Form 10-K
period 1998-12-31
HERSHA HOSPITALITY TRUST
filed 1999-03-31
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                           FOR ANNUAL AND TRANSITIONAL
                     REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 (Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from               to

                        Commission file number: 005-55249

                            HERSHA HOSPITALITY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

              MARYLAND                                         251811499
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

148 SHERATON DRIVE, BOX A, NEW CUMBERLAND, PENNSYLVANIA                 17070
(Address of Registrant's Principal Executive Offices)                 (Zip Code)


      Registrant's telephone number, including area code: (717) 770-2405

Securities registered pursuant to Section 12(b) of the Act:





          Title of each class                                       Name of each exchange on which registered
PRIORITY CLASS A COMMON SHARES OF BENEFICIAL INTEREST,                     AMERICAN STOCK EXCHANGE
               PAR VALUE $.01 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of March 24, 1999, was approximately $13.4 million.

        As of March 24, 1999, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

        Documents Incorporated By Reference:  None.

                            HERSHA HOSPITALITY TRUST

                                      INDEX

                                                                                             FORM 10-K
                                                                                              REPORT
ITEM NO.                                                                                       PAGE
-------                                                                                       --------


                                     PART I


1.  Business..................................................................................3
2.  Properties................................................................................5
3.  Legal Proceedings........................................................................11
4.  Submission of Matters to a Vote of Security Holders......................................11

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters....................11
6.  Selected Financial and Operating Data....................................................12
7.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations.............................................................................13
7A. Quantitative and Qualitative Disclosures About Market Risk...............................17
8.  Financial Statements and Supplementary Data..............................................17
9.  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosures............................................................................17

                                    PART III

10. Trustees and Executive Officers of the Company...........................................17
11. Executive Compensation...................................................................19
12. Security Ownership of Certain Beneficial Owners and Management...........................22
13. Certain Relationships and Related Transactions...........................................23

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................24

ITEM 1.    BUSINESS


                                    OVERVIEW

        Hersha Hospitality Trust was formed in May 1998 to own initially ten hotels in Pennsylvania and to continue the hotel acquisition and development strategies of Hasu P. Shah, Chairman of the board of trustees and Chief Executive Officer of our Company. We are a self-advised Maryland real estate investment trust that intends to qualify as a REIT for federal income tax purposes. As of March 24, 1999, we owned three Holiday Inn Express(R) hotels, two Hampton Inn(R) hotels, two Holiday Inn(R) hotels, two Comfort Inn(R) hotels and ONe Clarion Suites(R) hotel, which contain an aggregate of 989 rooms.

        We completed an initial public offering of two million of our Class A Priority Common Shares on January 26, 1999 at $6.00 per share. In addition, on February 5, 1999, we sold an additional 275,000 Class A Priority Common Shares pursuant to an over allotment option granted to the underwriter in our initial public offering. Our Priority Class A Common Shares are traded on the American Stock Exchange under the symbol "HT."

        We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 36.1% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for (1) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (2) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels.

        The purchase prices we paid for seven of those ten hotels will be adjusted at certain dates in the future by applying the initial pricing methodology to such hotels' cash flows as shown for the year ended on the adjustment dates. Any such adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate price for the hotels, sellers (who are affiliated with the officers of our Company) will receive an additional number of subordinated units that equals the increase in value plus the value of any distributions that would have been made with respect to such subordinated units if such units had been issued at the time of the acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the sellers will forfeit to the partnership that number of subordinated units that equals the decrease in value plus the value of any distributions made with respect to such subordinated units.

        In order for us to qualify as a REIT, we cannot operate hotels. Therefore, our hotels are leased to Hersha Hospitality Management, L.P. (which is owned in part by the officers of our Company) pursuant to the percentage leases based in part on the revenues at such hotels. We structured each percentage lease to provide us with anticipated rents at least equal to 12% of the purchase price paid for the hotel, net of (1) property and casualty insurance premiums, (2) real estate and personal property taxes, and (3) a reserve for furniture, fixtures and equipment equal to 4% (6% for the Holiday Inn Hotel and Conference Center, Harrisburg, PA and the Holiday Inn, Milesburg,
PA) of gross revenues per quarter at the hotel. This pro forma return is based on certain assumptions and historical revenues for the hotels (including projected revenues for the newly-developed and newly-renovated hotels) and no assurance can be given that future revenues for the hotels will be consistent with prior performance or the estimates. Until the purchase price adjustment dates, the rent on the newly-developed and newly-renovated hotels will be fixed. See Item 2. Properties. After the adjustment dates, rent will be computed based on a percentage rent of revenues of those hotels. The percentage leases will have initial terms of five years and may be extended for two additional five-year terms at the option of the lessee.


                                       GROWTH STRATEGY

        We seek to enhance shareholder value by increasing amounts available for distribution to our shareholders by (1) acquiring additional hotels that meet our investment criteria and (2) participating in any increased revenue from our hotels through our percentage leases.

ACQUISITION STRATEGY

        We focus on limited service and full service hotels with strong, national franchise affiliations in the upper-economy and mid-scale market segments, or hotels with the potential to obtain such franchises. In particular, we consider acquiring limited service hotels such as Comfort Inn(R), Best Western(R), Days Inn(R), Fairfield Inn(R), Hampton Inn(R), Holiday Inn(R) and Holiday Inn Express(R) hotels, and limited service extended-stay hotels such as Hampton Inn and Suites(R), Homewood Suites(R), Main Stay Suites(R) and Residence Inn by Marriott(R) hotels.

        INVESTMENT CRITERIA

        We focus predominantly on potential acquisitions in the eastern United States. Such investments may include hotels newly developed by certain of our affiliates. Pursuant to an option agreement, we have an option to acquire any hotels owned or developed in the future by certain of our affiliates within 15 miles of any hotels that we own for two years after acquisition or development. Our acquisition policy is to acquire hotels for which we expect to receive rents at least equal to 12% of the purchase price paid for each hotel, net of (1) property and casualty insurance premiums, (2) real estate and personal property taxes, and (3) a reserve for furniture, fixtures and equipment equal to 4% (6% in the case of full-service hotels) of annual gross revenues at each hotel. Our board of trustees, however, may change our acquisition policy at any time without the approval of our shareholders. We intend to acquire hotels that meet one or more of the following criteria:

        o nationally-franchised hotels in locations with a relatively high demand for rooms, with a relatively low supply of competing hotels and with significant barriers to entry into the hotel business, such as a scarcity of suitable hotel sites or zoning restrictions;

        o poorly managed hotels, which could benefit from new management, new marketing strategy and association with a national franchisor;

        o hotels in a deteriorated physical condition that could benefit significantly from renovations; and

        o hotels in attractive locations that we believe could benefit significantly by changing franchises to a superior brand.

        We intend to lease hotels that we acquire to operators, including the current lessee of all our hotels, Hersha Hospitality Management, L.P., as well as operators unaffiliated with the lessee. Future leases with our current lessee generally will be similar to the percentage leases. We will negotiate the terms and provisions of each future lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

        FINANCING

        We may finance additional investments in hotels, in whole or in part, with undistributed cash, subsequent issuances of Priority Class A Common Shares or other securities, or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the aggregate purchase prices paid for the hotels in which we invest. Our board of trustees, however, may change the debt policy without the approval of our shareholders. The aggregate purchase prices for our hotels was approximately $47.5 million, and our current indebtedness is $17.2 million, which represents approximately 36% of the aggregate purchase price for our hotels. Because of our debt policy and the amount of indebtedness, the success of our acquisition strategy will depend primarily on our ability to access additional capital through issuances of equity securities.

INTERNAL GROWTH STRATEGY

        Our percentage leases are designed to allow us to participate in growth in revenues at our hotels. Our percentage leases generally provide that the lessee will pay in each calendar quarter the greater of base rent or percentage rent. The percentage rent for each hotel is comprised (1) a percentage of room revenues up to a threshold, (2) a higher percentage of room revenues in excess of that threshold but not more than a incentive threshold, (3) a lower percentage of room revenues in excess of that incentive threshold and (4) a percentage of revenues other than room revenues. The threshold is designed to provide incentive to the lessee to generate higher revenues at each hotel by lowering the percentage of revenue paid as percentage rent once room revenues reach certain levels. In the case of the newly-developed and newly-renovated hotels, the lessee will pay fixed rent until the adjustment date, after which the lessee will pay the greater of base rent or percentage rent.

ITEM 2.    PROPERTIES

        The following table sets forth certain information with respect to the hotels we acquired on January 26, 1999.


                                               Twelve Months Ended December 31, 1998
                                   ----------------------------------------------------------------
                                                                                Average
                              Year     Number of  Room      Other                Daily
                             Opened     Rooms   Revenue   Revenue(1)  Occupancy  Rate     REVPAR(2)
                             ------    -------- -------   ----------  --------- -------   ---------


HOTELS
CLARION SUITES:
 Philadelphia, PA.......     1995         96  $ 2,437,428  $  290,214    70.2%    $99.11   $69.56

COMFORT INNS:
 Denver, PA (5).........     1990         45      778,050           0    63.2%    $74.99   $47.37
 Harrisburg, PA (3).....     1998         81      702,755      22,761    54.4%    $65.88   $35.85

HAMPTON INNS:
 Carlisle, PA...........     1997         95    1,472,854      39,954    66.8%    $63.63   $42.48
 Selinsgrove, PA (6)....     1996         75    1,392,803      48,982    78.6%    $65.58   $51.57

HOLIDAY INNS:
 Milesburg, PA..........     1986        118    1,453,950     289,739    53.6%    $62.96   $33.76
 Harrisburg, PA.........     1970        196    3,102,495   1,995,322    63.5%    $68.34   $43.37

HOLIDAY INN EXPRESS:
 Harrisburg, PA (4)......    1968        117    1,361,098      74,459    59.2%    $53.87   $31.87
 Hershey, PA.............    1997         85    1,623,536     100,595    64.4%    $81.25   $52.33
 New Columbia, PA (5)....    1997         81      859,820      39,556    49.3%    $58.96   $29.08

Total/weighted average...........        989  $15,184,789  $2,901,582    62.3%    $69.54   $43.30

TOTAL REVENUE....................             $18,086,371

-------------------------
(1)  Represents restaurant revenue, telephone revenue and other revenue.
(2) REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3) This hotel opened in May 1998 and, thus, the data shown represents operations from the date of opening through December 31, 1998.
(4) The land underlying this hotel is leased to our operating partnership by certain affiliates for rent of $15,000 per year for 99 years.
(5) The land underlying this hotel is leased to our operating partnership by certain affiliates for rent of $6,000 per year for 99 years.
(6) A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years.

        HOLIDAY INN EXPRESS (RIVERFRONT), HARRISBURG, PENNSYLVANIA

        DESCRIPTION. The Holiday Inn Express Riverfront, Harrisburg, Pennsylvania, is located at 525 South Front Street. The hotel was opened in 1968, was purchased in 1984 and was fully renovated in 1996. It is a 117-room, limited service hotel with non-smoking units available with an adjacent restaurant and lounge. Amenities include a fitness center and adjacent banquet and meeting facilities with a 200-person capacity.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 25% of the hotel's business is related to business from the Commonwealth of Pennsylvania. The remainder of the hotel's business consists of tourists, overnight travelers and people visiting local residents. We consider this hotel's primary competition to be the Ramada Hotel on Second Street in Harrisburg, Pennsylvania.

        HOLIDAY INN EXPRESS, HERSHEY, PENNSYLVANIA

        DESCRIPTION. The Holiday Inn Express, Hershey, Pennsylvania is located on Walton Avenue, one and one half miles from Hershey Park. The hotel, which opened in October 1997, is an 85-room limited service hotel. Amenities include an indoor pool, hot tub, fitness center, business service center, meeting facility, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds and some rooms have refrigerators, coffee makers and microwaves.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 30% of the hotel's business is related to commercial activity from local business. The hotel's group business, which accounts for approximately 5% of its business, is generated from area institutions, local weddings and local social and sporting events. The remainder of the hotel's business consists of transient guests, visitors to area residents and demand generated by the hotel's proximity to Hershey Park. We consider this hotel's primary competition to be the Comfort Inn in Hershey, Pennsylvania.

        HOLIDAY INN EXPRESS, NEW COLUMBIA, PENNSYLVANIA

        DESCRIPTION. The Holiday Inn Express, New Columbia, Pennsylvania is located at the intersection of Interstate 80 and Route 15. The hotel, which opened in December 1997, is an 81-room limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facility, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds, some Jacuzzi suites are available and some rooms have refrigerators, coffee makers and microwaves. The Holiday Inn Express in New Columbia, Pennsylvania was ranked number one in its region for GSTS (Guest Satisfaction Tracking System), for February and March of 1998. This award recognizes the Holiday Inn Express in New Columbia as the leader in guest satisfaction and product service out of 32 other Holiday Inns and Holiday Inns Express in the Eastern region.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 80% of the hotel's business is related to commercial activity from local business. As a result of its proximity to ski resorts and nearby tourist attractions, recreational travelers generate approximately 10% of the hotel's business. The remainder of the hotel's business consists of overnight travelers and visitors to area residents. We consider this hotel's primary competition to be the Comfort Inn in New Columbia, Pennsylvania.

        HAMPTON INN, CARLISLE, PENNSYLVANIA

        DESCRIPTION. The Hampton Inn, Carlisle, Pennsylvania is located at the intersection of Route 11 and exit 16 off the Pennsylvania Turnpike. The hotel, which opened in June 1997, is a 95-room limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facilities, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds, some Jacuzzi suites are available and some rooms have refrigerators, coffee makers and microwaves.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 50% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of overnight travelers and general demand generated by the hotel's proximity to the Carlisle Fairgrounds and the Army War College. We consider this hotel's primary competition to be the Holiday Inn in Carlisle, Pennsylvania.

        HAMPTON INN, SELINSGROVE, PENNSYLVANIA

        DESCRIPTION. The Hampton Inn, Selinsgrove, Pennsylvania is located on Pennsylvania Routes 11 and 15. The hotel, which opened in September 1996, is a 75-room, three story, limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facilities, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds, some Jacuzzi suites are available and some rooms have refrigerators, coffee makers and microwaves. The Hampton Inn in Selinsgrove was recently named one of the top hotels in the entire Hampton Inn system, receiving the hotel chain's Circle of Excellence Award. The award recognizes superior quality and guest satisfaction and is the highest distinction a Hampton Inn hotel can receive.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 80% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of pleasure travelers, transient guests and demand generated by the hotel's proximity to area universities and Knoebels Amusement Park. We consider this hotel's primary competition to be the Best Western near Selinsgrove, Pennsylvania.

        HOLIDAY INN HOTEL AND CONFERENCE CENTER, HARRISBURG, PENNSYLVANIA

        DESCRIPTION. The Holiday Inn Hotel and Conference Center, Harrisburg, Pennsylvania is located at the intersection of the Pennsylvania Turnpike exit 18 and Interstate 83, ten minutes from downtown, Harrisburg International Airport and Hershey Park. The hotel opened in 1970 as a Sheraton Inn and was converted to a Ramada Inn in 1984. It was completely renovated and converted to a Holiday Inn in September 1995. This hotel has 196 deluxe guest units and is a full service hotel, including a full service restaurant as well as a nightclub. Amenities include an indoor tropical courtyard with a pool and Jacuzzi as well as a banquet and conference facility for up to 700 people.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 40% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of overnight travelers visiting Hershey and Harrisburg. We consider this hotel's primary competition to be the Radisson Penn Harris in Camp Hill, Pennsylvania.

        HOLIDAY INN, MILESBURG, PENNSYLVANIA

        DESCRIPTION. The Holiday Inn, Milesburg/State College, Pennsylvania is located at Exit 23, I-80 and US 50 North. The hotel opened in 1977 as a Sheraton and was completely renovated in 1992. In 1996, the hotel was converted into a Holiday Inn. It is a 118-room, full service hotel with a full service restaurant and cocktail lounge. Amenities include an outdoor pool as well as banquet and meeting facilities for 220 people.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 20% of the hotel's business is related to commercial activity from local businesses and demand generated by local businesses. Approximately 80% of the hotel's business consists of leisure travelers visiting the many tourist attractions around State College and I-80. We consider this hotel's primary competition to be the Best Western in Milesburg, Pennsylvania.

        COMFORT INN, DENVER, PENNSYLVANIA

        DESCRIPTION. The Comfort Inn, Denver, Pennsylvania is located at 2015 North Reading Road. This 45-room limited service hotel was constructed in 1990 and renovated in 1995. All rooms have one king bed or two queen beds and non-smoking units are available. Amenities include hairdryers in all rooms, a fitness center and a complimentary continental breakfast.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 75% of the hotel's business is comprised of leisure travelers and transient guests related to its location at the crossroads of two major interstate highways. The remainder of the hotel's business is due to commercial activity from local businesses and people visiting area residents. We consider this hotel's primary competition to be the Holiday Inn in Denver, Pennsylvania.

        COMFORT INN, HARRISBURG, PENNSYLVANIA

        DESCRIPTION. The Comfort Inn, Harrisburg, Pennsylvania is located 8 miles north of Hershey, Pennsylvania at 7744 Linglestown Road off exit 27 of Interstate 81. The hotel opened in May 1998. It is an 81-room limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facilities, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds and some Jacuzzi suites are available.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 25% of the hotel's business is related to commercial activity from local businesses. The hotel's group business, which accounts for approximately 5% of its business, is generated from area institutions, local weddings and local social and sporting events. The remainder of the hotel's business consists of transient and recreational travelers generated by its proximity to Hershey, Pennsylvania. We consider this hotel's primary competition to be the Holiday Inn in Grantville, Pennsylvania.

        CLARION SUITES, PHILADELPHIA, PENNSYLVANIA

        DESCRIPTION. The Clarion Suites, Philadelphia, Pennsylvania is located at 1010 Race Street, one half block from the newly-built Philadelphia convention center and six blocks from the Independence Hall historic district and the Liberty Bell. The hotel is located in the historic Bentwood Rocking Chair Company building, which was constructed in 1896 and converted to a Quality Suites hotel in the 1980s. The hotel was purchased by an affiliate as a Ramada Suites in 1995 and substantially rehabilitated. The affiliate later converted the hotel to a Clarion Suites. The hotel has 96 executive suites with fully-equipped kitchens and an eight-story interior corridor with Victorian style architecture. The hotel has a lounge featuring light fare and a comedy cabaret. Amenities include two large meeting rooms, boardrooms, a fitness room and a complimentary continental breakfast.

        GUEST PROFILE AND LOCAL COMPETITION. Approximately 20% of the hotel's business is comprised of leisure travelers and transient guests related to its close proximity to the historic district. The remainder of the hotel's business is due to commercial activity from local businesses and people visiting area residents. We consider this hotel's primary competition to be all Center City, Philadelphia hotels.

        The following table sets forth certain information with respect to each of our hotels:

                                                           Year Ended December 31,
                                              ----------------------------------------------
                                               1998      1997      1996      1995       1994
                                               ----      ----      ----      ----       ----

HOLIDAY INN EXPRESS - HARRISBURG, PA
   Occupancy                                   59.2%     56.4%     40.7%     43.2%      44.9%
   ADR                                       $53.87    $56.33    $52.77    $48.05     $48.34
   REVPAR                                    $31.87    $31.78    $21.50    $20.74     $21.70

HOLIDAY INN EXPRESS - HERSHEY, PA (1)
   Occupancy                                   64.4%     38.8%
   ADR                                       $81.25    $75.62
   REVPAR                                    $52.33    $29.35

HOLIDAY INN EXPRESS - NEW COLUMBIA, PA (2)
   Occupancy                                   49.3%      9.0%
   ADR                                       $58.96    $59.68
   REVPAR                                    $29.08     $5.39

HAMPTON INN - CARLISLE, PA (3)
   Occupancy                                   66.8%     53.5%
   ADR                                       $63.63    $65.33
   REVPAR                                    $42.48    $34.93

HAMPTON INN - SELINSGROVE, PA (4)
   Occupancy                                   78.6%     71.9%     50.1%
   ADR                                       $65.58    $65.29    $60.76
   REVPAR                                    $51.57    $46.96    $30.43

HOLIDAY INN HOTEL AND CONFERENCE CENTER
- HARRISBURG, PA (5)
   Occupancy                                   63.5%     63.3%     58.9%     46.2%
   ADR                                       $68.34    $68.22    $61.36    $56.97
   REVPAR                                    $43.37    $43.17    $36.13    $26.31

HOLIDAY INN - MILESBURG, PA
   Occupancy                                   53.6%     52.0%     48.4%     51.0%      55.3%
   ADR                                       $62.69    $56.07    $52.31    $51.59     $48.64
   REVPAR                                    $33.76    $29.13    $25.31    $26.29     $26.88

COMFORT INN - DENVER, PA
   Occupancy                                   63.2%     54.7%     53.5%     60.4%      60.4%
   ADR                                       $74.99    $73.26    $61.04    $50.68     $49.72
   REVPAR                                    $47.37    $40.08    $32.63    $30.60     $30.01

COMFORT INN - HARRISBURG, PA (6)
   Occupancy                                   54.4%
   ADR                                       $65.88
   REVPAR                                    $35.85

CLARION SUITES, PHILADELPHIA, PA
   Occupancy                                   70.2%     73.7%     60.2%
   ADR                                       $99.11    $91.02    $86.10
   REVPAR                                    $69.56    $67.09    $51.83
---------------



(1) This hotel opened in October 1997 and, thus, the data shown for 1997 represent approximately three months of operations.
(2) This hotel opened in December 1997 and, thus, the data shown for 1997 represent approximately one month of operations.
(3) This hotel opened in June 1997 and, thus, the data shown for 1997 represent approximately seven months of operations.
(4) This hotel opened in September 1996 and, thus, the data shown for 1996 represent approximately four months of operations.
(5) This hotel was converted to a Holiday Inn in September 1995 and, thus, the data shown for 1995 represent approximately four months of operations.
(6) This hotel opened in May 1998 and, thus, the data shown for 1998 represent approximately eight months of operations.

THE PERCENTAGE LEASES

        The following summary is qualified in its entirety by the actual percentage leases, the form of which has been filed as an exhibit to this Form 10-K.

        Our hotels are operated by the lessee pursuant to percentage leases. We intend to lease future acquired hotels to operators, including both our current lessee and operators unaffiliated with the lessee. Future leases with our current lessee generally will be similar to the percentage leases. Future leases with operators unaffiliated with our current lessee may or may not be similar to the percentage leases. Our board of trustees will negotiate the terms and provisions of each future lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

        Each percentage lease has an initial non-cancelable term of five years. All, but not less than all, of our current percentage leases may be extended for an additional five-year term at the lessee's option. At the end of the first extended term, the lessee, at its option, may extend some or all of the percentage leases for an additional five-year term. The percentage leases are subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein.

        The percentage leases generally provide for the lessee to pay in each calendar quarter the greater of the base rent or percentage rent. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a Threshold, (ii) a percentage of room revenues in excess of the first threshold but less than a second incentive threshold, (iii) a percentage of room revenues in excess of the second incentive threshold and (iv) a percentage of revenues other than room revenues. The second threshold is designed to provide an incentive to the lessee to generate higher revenues at each hotel. Until the applicable adjustment date, the rent on the newly-renovated hotels and the newly-developed hotels will be the initial fixed rents applicable to those hotels. After the adjustment date, rent will be computed with respect to the newly-renovated hotels and the newly-developed hotels based on the percentage rent formulas described herein. The lessee also will be obligated to pay certain other amounts, including interest accrued on any late payments or charges. Rent is payable quarterly in arrears.

        The following table sets forth the initial fixed rent, if applicable, the annual base rent and the percentage rent formulas:


                               Initial         Annual                    Percentage
     Initial Hotel          Fixed Rent(1)    Base Rent(1)                Rent Formula
     -------------          -------------    ------------               -------------
NEWLY-DEVELOPED
HOLIDAY INN EXPRESS
 Hershey, PA                 $794,686        $364,000          42.1% of room revenue up to
                                                               $1,479,523, plus 65.0% of room
                                                               revenue in excess of $1,479,523 but
                                                               less than $1,740,615, plus 29.0% of
                                                               room revenue in excess of $1,740,615,
                                                               plus 8.0% of all non-room revenue.

 New Columbia, PA             498,198         227,500          46.7% of room revenue up to $850,986,
                                                               plus 65.0% of room revenue in excess
                                                               of $850,986 but less than $1,001,160,
                                                               plus 29.0% of room revenue in excess
                                                               of $1,001,160, plus 8.0% of all
                                                               non-room revenue.

HAMPTON INN:
 Carlisle, PA                 699,062         325,000          42.3% of room revenue up to
                                                               $1,293,906, plus 65.0% of room
                                                               revenue in excess of $1,293,906 but
                                                               less than $1,522,242, plus 29.0% of
                                                               room revenue in excess of $1,522,242,
                                                               plus 8.0% of all non-room revenue.
COMFORT INN:
 Harrisburg, PA               514,171         234,000          40.7% of room revenue up to $980,050,
                                                               plus 65.0% of room revenue in excess
                                                               of $980,050 but less than $1,153,000,
                                                               plus 29.0% of room revenue in excess
                                                               of $1,153,000, plus 8.0% of all
                                                               non-room revenue.
NEWLY-RENOVATED
HOLIDAY INN EXPRESS:
 Harrisburg, PA               504,406         195,000          31.0% of room revenue up to
                                                               $1,153,655, plus 65.0% of room
                                                               revenue in excess of $1,153,655 but
                                                               less than $1,357,241, plus 29.0% of
                                                               room revenue in excess of $1,357,241,
                                                               plus 8.0% of all non-room revenue.



                               Initial         Annual                    Percentage
     Initial Hotel          Fixed Rent(1)    Base Rent(1)                Rent Formula
     -------------          -------------    ------------               -------------
HOLIDAY INN:
 Milesburg, PA                524,750         214,500          36.1% of room revenue up to
                                                               $1,065,960, plus 65.0% of room
                                                               revenue in excess of $1,065,960 but
                                                               less than $1,254,070, plus 31.0% of
                                                               room revenue in excess of $1,254,070,
                                                               plus 8.0% of all non-room revenue.
COMFORT INN:
 Denver, PA                   262,234         112,288          35.4% of room revenue up to $559,542,
                                                               plus 65.0% of room revenue in excess
                                                               of $559,542 but less than $658,285,
                                                               plus 29.0% of room revenue in excess
                                                               of $658,285, plus 8.0% of all
                                                               non-room revenue.
STABILIZED
HOLIDAY INN HOTEL AND
CONFERENCE CENTER:
 Harrisburg, PA                   n/a         675,921          44.3% of room revenue up to
                                                               $2,638,247, plus 65.0% of room
                                                               revenue in excess of $2,638,247 but
                                                               less than $3,103,820, plus 31.0% of
                                                               room revenue in excess of $3,103,820,
                                                               plus 8.0% of all non-room revenue.
HAMPTON INN:
 Selinsgrove, PA                  n/a         308,469          49.0% of room revenue up to
                                                               $1,081,152, plus 65.0% of room
                                                               revenue in excess of $1,081,152 but
                                                               less than $1,271,943, plus 29.0% of
                                                               room revenue in excess of $1,271,943,
                                                               plus 8.0% of all non-room revenue.
CLARION SUITES:
 Philadelphia, PA                 n/a         418,593          36.1% of room revenue up to
                                                               $1,998,097, plus 65.0% of room
                                                               revenue in excess of $1,998,097 but
                                                               less than $2,350,702, plus 29.0% of
                                                               room revenue in excess of $2,350,702,
                                                               plus 8.0% of all non-room revenue.

-----------------

(1) The initial fixed rent or base rent, as applicable, will accrue pro rata during each quarter of each lease year. The lessee, however, will pay the initial fixed rent or the base rent, as applicable, for each calendar quarter in each lease year based on the ratio of budgeted gross revenues for such calendar quarter to budgeted gross revenues for such lease year.

ITEM 3.    LEGAL PROCEEDINGS

        We are not presently subject to any material litigation. To our knowledge, no litigation has been threatened against us or our affiliates other than routine actions and administrative proceedings substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on our business or financial condition.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders during 1998, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our Priority Class A Common Shares began trading on the American Stock Exchange on January 21, 1999 under the symbol "HT." As of March 24, 1999, the last reported closing price per Priority Class A Common Share on the American Stock Exchange was $6.016. The following table sets forth the high and low sales price per Priority Class A Common Share reported on the American Stock Exchange as traded for the period indicated.

  PERIOD                                                         HIGH       LOW
  ------                                                         ----       ----
  1999
       First Quarter (January 21, 1999 through March 24, 1999)   $6.375    $6.00

SHAREHOLDER INFORMATION

        At March 29, 1999, we had approximately 134 holders of record of our Priority Class A Common Shares. The subordinated units of limited partnership interest in our operating partnership subsidiary (which are redeemable for Class B Common Shares subject to certain limitations) were held by twelve entities and or persons, including us.

        Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares.

DISTRIBUTION INFORMATION

        On February 12, 1999, we declared a cash distribution for the holders of the Priority Class A Common Shares for the period from January 26, 1999 to March 31, 1999 in the amount of $0.13 per share, payable on April 30, 1999, to holders of record on March 31, 1999. We currently anticipate maintaining at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, will be at the discretion of our board of trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant.

        Our operating partnership subsidiary has not yet paid a distribution to the holders of its subordinated units of limited partnership interest.


ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        The following sets forth selected financial and operating data on a pro forma and historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations and other data for the year ended December 31, 1998 include the historical results of the combined hotels prior to our acquisition of them.

        Historical operating results of the combined hotels prior to our acquisition, including net income, may not be comparable to future operating results.

                            HERSHA HOSPITALITY TRUST
                               BALANCE SHEET DATE
                                 (IN THOUSANDS)



                                                          December 31, 1998
                                                      Historical      Pro Forma
                                                      ----------      ---------
Net investment in hotel properties................       --         $   40,489
Minority interest in Partnership..................       --         $   18,355
Shareholders' equity..............................       --         $    8,488
Total assets......................................       --         $   44,243
Total debt........................................       --         $   17,400



                       COMBINED ENTITIES - INITIAL HOTELS
            SUMMARY COMBINED HISTORICAL OPERATING AND FINANCIAL DATA
                                 (IN THOUSANDS)

                                                     Year Ended December 31
                                               ------------------------------
                                                 1998         1997       1996
                                                 ----         ----       ----
      STATEMENT OF OPERATIONS DATA:
      Room revenue                            $ 15,185       $10,880    $ 7,273
      Other revenue (1)                          2,901         2,565      2,716
                                                 -----         -----      -----
      Total revenue                           $ 18,086       $13,445    $ 9,989
      Hotel operating expenses (2)              12,604         9,173      8,172
      Interest                                   1,991         1,354        921
      Depreciation and amortization              1,543         1,189        924
                                                 -----         -----     ------
      Net income (loss) (3)                     $1,948       $ 1,729      $ (28)
                                                ======       =======     =======
-------------------------
(1)   Represents restaurant revenue, telephone revenue and other revenue.
(2) Represents departmental costs and expenses, general and administrative, repairs and maintenance, utilities, marketing, management fees, real estate and personal property taxes, property and casualty insurance and ground leases.
(3) The Combined Entities are not subject to income tax, except Hersha Enterprises, Ltd., which had no tax liability for the periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 1999 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087), which is attached hereto as Exhibit __. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances

OVERVIEW

        Please refer to the information under Item 1, entitled "Overview."

RESULTS OF OPERATIONS OF OUR HOTELS

        COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31,
        1997

        Room Revenue for our hotels increased $4,305,000 or 40% to $15,185,000 in 1998 from $10,880,000 in 1997. The increase resulted from the addition of 86,114 available room nights with an overall increase of 58,986 room nights sold. The increase in room nights available was a result of opening three new hotels in 1997, which were open the full year in 1998, and one hotel that opened in 1998. In addition, a 3% increase in occupancy to 62% from 60% in 1997 as well as a 2% increase in our average daily rate to $69.54 compared to $68.27 in 1997 augmented the available room nights. Revenue per available room (REVPAR) increased 5% to $43.30 from $41.09.

        Total expenses less depreciation, amortization and interest increased by $3,431,000 or 37% to $12,604,000. Operating income before interest expense, depreciation and amortization increased by 28% to $5,482,000 from $4,272,000.

        COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31,
        1996

        Room revenue increased by $3,607,000 or 50% to $10,880,000 in 1997 from $7,273,000 in 1996. The increase resulted from the addition of four new hotels opening in 1997 and one hotel which was only open during half of 1996 being open for the entire 1997 period. These new properties added additional available room-nights of 43,171. In addition, a 13% increase in occupancy to 60% from 53% in 1996 as well as a 7% increase in our average daily rate to $68.27 compared to $63.51 in 1996 augmented the available room-nights. Revenue per available room increased 25% to $41.09 from $33.48.

        Total expenses less depreciation, amortization and interest increased by $1,001,000 or 12% to $9,173,000 but decreased as a percentage of total revenue to 68% from 82%. Operating income before interest expense, depreciation and amortization increased by 135% to $4,272,000 from $1,817,000.

        COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31,
        1995

        Room revenue increased $2,011,000 or 38% to $7,273,000 in 1996 from $5,262,000 in 1995. The increase in revenue came through the opening of two hotels in 1996 adding additional room-nights available of 41,168. In addition, an overall increase in occupancy of 10% to 53% from 48% in 1995 as well as a 2% increase in our average daily rate to $63.51 compared to $62.40 in 1995 augmented the available room-nights. Revenue per available room increased 12% to $33.48 from $29.89.

        Total expenses less depreciation, amortization and interest increased by $1,922,000 or 31% to $8,172,000 but decreased as a percentage of total revenue to 82% from 87%. Operating income before interest expense, depreciation and amortization increased by 87% to $1,817,000 from $969,000.

LIQUIDITY AND CAPITAL RESOURCES

        We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit. We believe that our net cash provided by operations will be adequate to fund both operating requirements and our payment of dividends in accordance with REIT requirements of the federal income tax laws. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of hotel properties, the issuance of units of limited partnership interest in our operating partnership subsidiary.

        We are currently pursuing a $10 million line of credit with several regional or local banks in Pennsylvania. We may use the line of credit to fund future acquisitions and for working capital. We anticipate that the line of credit will be secured by three hotels and we expect the proposed interest rate for the line of credit will be 7.75%. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent.

        We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that we may incur and our board of trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional Priority Class A Common Shares and other securities.

        We will invest in additional hotels only as suitable opportunities arise. We will not undertake investments in hotels unless adequate sources of financing are available. Our bylaws require the approval of a majority of our board of trustees, including a majority of the independent trustees, to acquire any additional hotel in which one of our trustees or officers, or any of their affiliates, has an interest (other than solely as a result of his status as a trustee, officer or shareholder of our company). We expect that future investments in hotels will depend on and will be financed by, in whole or in part, the proceeds from additional issuances of Priority Class A Common Shares or other securities or borrowings. Because of the level of our indebtedness, the success of our acquisition strategy will depend primarily on our ability to access additional capital through issuances of equity securities. We currently have no agreement or understanding to invest in any hotel and there can be no assurance that we will make any investments in any other hotels that meet our investment criteria.

        Pursuant to our percentage leases, we will be required to make available to the lessee of our hotels 4% (6% for the Holiday Inn Hotel and Conference Center, Harrisburg, PA and the Holiday Inn, Milesburg, PA) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for the Holiday Inn Hotel and Conference Center, Harrisburg, PA and the Holiday Inn, Milesburg, PA) percentage set-aside is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We will also be obligated to fund the cost of certain capital improvements to our hotels. We believe that amounts required to be set aside in our percentage leases will be sufficient to meet required expenditures for furniture, fixtures and equipment during the term of the percentage leases. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

INFLATION

        Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the lessee's ability to raise room rates in the face of inflation, and annual increases in average daily rates have failed to keep pace with inflation.

SEASONALITY

        Our hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly lease revenue to the extent that we receive percentage rent.

YEAR 2000 COMPLIANCE

        Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the year 2000 from the year 1900. Like other organizations, we could be adversely affected if the computer systems used by us or our service providers do not properly address this problem prior to January 1, 2000. Currently, we do not anticipate that the transition to the year 2000 will have any material impact on our performance. Our plan to respond to the Year 2000 Problem, which is being conducted jointly with the lessee of all of our hotels, consists of three phases that address the state of readiness, Year 2000 costs, risks and contingency plans.

        Phase I includes a plan to respond to the Year 2000 Problem, which includes the following focus areas:

        o     telephone and call accounting systems;
        o     credit card readers;
        o     sprinkler systems and fire suppression system;
        o     security systems;
        o     card entry systems;
        o     elevator systems;
        o     computer systems and vendor contracts (hardware);
        o     fax machines and laundry equipment;
        o     HVAC (heating and air conditioning systems) and utility companies;
              and
        o     computer software systems.

        In cooperation with our lessee, we have created a task force and procedures to survey, test and report results for management's review. We believe that the cost to remediate our Year 2000 problems will be minimal and have allocated funds of $25,000 to cover such costs. The Holiday Inn hotel and conference center, Harrisburg, PA has been used as an example for our other hotels. We reviewed this hotel for Year 2000 compliance, and the review resulted in hardware and software compliance. The credit card readers, card entry system and computers have been tested and are compliant. Based on the results experienced for the Holiday Inn hotel and conference center, Harrisburg, PA, management believes that the $25,000 allocation for funding will be adequate.

        In cooperation with the lessee, we are currently proceeding with Phase II of our assessment of the Year 2000 Problem. Phase II involves initiating a survey and checklist to each hotel manager for completion and return to management. The survey was customized for our hotels to include (1) the current vendor list with a column for a listing of current product usage and (2) a vendor address log and telephone number listing. Each hotel checklist included the front desk, business center, housekeeping/back office, beverage and guest rooms. Phase II also involves the testing of our computer systems. We obtained a test computer disk-copy to test each of our computers and the lessee's computers. All written tests and written confirmation that relate to our or our lessee's hotel products, equipment and software are logged to monitor our progress towards Year 2000 compliance. We are in the process of conducting such testing and have yet to encounter any material Year 2000 compliance problems.

        Phase III of our assessment of the Year 2000 Problem includes the results of testing, action plans, reporting of results and contingency plans to remediate any Year 2000 Problems. The risks and contingency plans include a "reasonably likely worst case Year 2000 scenario." We believe that the consequences of a worst case scenario rest almost exclusively with outside vendors (not including the lessee) and not in systems within our hotels. The contingency plan, which we are currently initiating, is to replace non-compliant vendors with new compliant vendors. A thorough review of all vendors will continue to be an ongoing Year 2000 strategy. However, our contingency plan has back-up support to address each of our focus areas.

        The franchisors of our hotels have provided compliance guides to assist in our response to the Year 2000 Problem. Promus Hotel Corporation (Hampton Inn Hotels), Holiday Hospitality/Bass Hotels & Resorts (Holiday Inn and Holiday Inn Express Hotels) and Choice Hotels International (Comfort Inn and Clarion Suites Hotels) have completed third party vendor checks, reviewed computer systems and provided for reference a preferred compliant vendor list. A checklist for Year 2000 issues, a work plan and a sample vendor letter was provided to help us complete our assessment of the Year 2000 Problem.

        In cooperation with the lessee, we are in the process of mailing a questionnaire to third party vendors to assess third party risks. We expect to complete the results of this risk assessment by July 1999. In addition, we have sought assurances from our lessee and other service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and we will continue to monitor the situation. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on our systems and operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

        None.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements and Financial Statement Schedule on page F-1 under Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF OUR COMPANY

TRUSTEES AND EXECUTIVE OFFICERS

        Our board of trustees consists of seven members, three of whom are independent. All of the trustees will serve staggered terms of two years, and the trustees will be divided into two classes. Each trustee in Class I will hold office initially for a term expiring at the first annual meeting of shareholders
(2000) and each trustee in Class II will hold office initially for a term expiring at the second annual meeting of shareholders (2001). Certain information regarding our trustees and executive officers is set forth below.



        Name                                 Age          Position
        ----                                 ---          ---------


        Hasu P. Shah (Class II)               53          Chairman of the Board, Chief
                                                          Executive Officer and Trustee

        Kiran P. Patel                        49          Chief Financial Officer and
                                                          Secretary

        Rajendra O. Ghandi                    50          Treasurer

        Bharat C. Mehta (Class II)            53          Trustee

        K.D. Patel (Class II)                 54          Trustee

        L. McCarthy Downs, III (Class I)      46          Trustee

        Everette G. Allen, Jr. (Class I)      58          Independent Trustee

        Thomas S. Capello (Class II)          55          Independent Trustee

        Mark R. Parthemer (Class I)           38          Independent Trustee



        Hasu P. Shah is the President and CEO of Hersha Enterprises, Ltd. and has held that position since its inception in 1984. He started Hersha Enterprises, Ltd. with the purchase of the 125-room Quality Inn Riverfront in Harrisburg, Pennsylvania which he converted to a 117-room Holiday Inn Express. Recently the "Central Penn Business Journal" honored Hersha Enterprises, Ltd. as one of the Fifty Fastest Growing Companies in 1997 in central Pennsylvania. His interest in construction and renovations of hotels initiated the development of Hersha Construction Company for the construction and renovation of new properties and Hersha Hotel Supply Company to supply furniture, fixtures and equipment supplies to the properties. Mr. Shah and his wife, Hersha, are active members of the community. Mr. Shah serves on the Board of Directors of several organizations including the Pennsylvania State University Capital Campus in Harrisburg, Pennsylvania, the Harrisburg Foundation, Human Enrichment by Love and Peace (H.E.L.P.), the Capital Region Chamber of Commerce and the Vraj Hindu Temple. Mr. Shah received a Bachelors of Science degree in Chemical Engineering from Tennessee Technical University and obtained a Masters degree in Administration from Pennsylvania State University.

        K.D. Patel has been a principal of Hersha Enterprises, Ltd. since 1989. Mr. Patel currently serves as the President of the lessee of all our hotels. He has received national recognition from Holiday Inn Worldwide for the successful management of Hersha's Holiday Inn Express Hotels. In 1996, Mr. Patel was appointed by Holiday Inn Worldwide to serve as an advisor on its Sales and Marketing Committee. Prior to joining Hersha Enterprises, Ltd., Mr. Patel was employed by Dupont Electronics in New Cumberland, Pennsylvania from 1973 to 1990. He is a member of the Board of Directors of a regional chapter of the American Red Cross and serves on the Advisory Board of Taneytown Bank and Trust. Mr. Patel received a Bachelor of Science degree in Mechanical Engineering from the M.S. University of India and a Professional Engineering License from the Commonwealth of Pennsylvania in 1982.

        Rajendra O. Ghandi was appointed as Treasurer by our board of trustees on February 12, 1999. Mr. Gandhi has been a principal of Hersha Enterprises, Ltd. since 1986. Mr. Gandhi currently serves (and has served since 1997) as President of Hersha Hotel Supply, Inc., which provides furnishings, case goods and interior furnishing materials to hotels and nursing homes in several states. Mr. Gandhi is a graduate of the University of Bombay, India and obtained an MBA degree from the University of West Palm Beach, Florida.

        Bharat C. Mehta has been a principal of Hersha Enterprises, Ltd. since 1985. Mr. Mehta currently serves as President of Hersha Health Care Management Division of Hersha Enterprises, Ltd. Mr. Mehta worked as a chemical engineer from 1967 to 1983. He was with Lever Brothers Corporation (UniLever, a multinational company) where he started as a production supervisor in 1977 and gradually was promoted to Production Manager of a large manufacturing department in 1981. He left Lever Brothers in 1983 to start his own business. He is a charter member of Denver-Adamstown (PA) Rotary Club. He is also a Board Member of Cocalico Community Partnership, a non-profit organization whose goal is to improve the health, stability and emotional well-being of the community. Mr. Mehta received a Bachelor of Science degree in Chemical Engineering from the Worcester Polytechnic Institute in Massachusetts and earned a Masters degree from Pennsylvania State University.

        Kiran P. Patel has been a principal of Hersha Enterprises, Ltd. since 1993. Mr. Patel is currently the partner in charge of Hersha's Land Development and Business Services Divisions. Prior to joining Hersha Enterprises, Ltd., Mr. Patel was employed by AMP Incorporated, in Harrisburg, Pennsylvania. Mr. Patel serves on various Boards for community service organizations. Mr. Patel received a Bachelor of Science degree in Mechanical Engineering from M.S. University of India and obtained a Masters of Science degree in Industrial Engineering from the University of Texas in Arlington.

        L. McCarthy Downs, III, is the Senior Vice President and Manager of the Corporate Finance Department of Anderson & Strudwick, Incorporated, the underwriter of our initial public offering. He has held that position since 1990 and has been involved in several public and private financings for REITs. Prior to 1990, Mr. Downs was employed by another investment banking and brokerage firm for seven years. Mr. Downs received a Bachelor of Science degree in Business Administration from The Citadel and obtained an M.B.A. from The College of William and Mary.

        Everette G. Allen, Jr. is chairman of and a senior partner in the law firm of Hirschler, Fleischer, Weinberg, Cox & Allen, P.C. in Richmond, Virginia. Mr. Allen concentrates his practice in litigation, real estate development, commercial disputes law, finance and debt restructuring and has been practicing at Hirschler, Fleischer since 1970. Mr. Allen was admitted to the Virginia State Bar in 1965. He served as Executive Editor of the Virginia Law Review from 1964 to 1965 and served as a Law Clerk to Fourth Circuit Judge Albert V. Bryan of the U.S. Court of Appeals during 1965 and 1966. He was a member of the Board of Trustees of Randolph-Macon College from 1988 to 1992. Mr. Allen currently serves as a member of the American College of Trial Lawyers, a member of the Board of Directors of Virginia Gas Company and as a Trustee of the Virginia Student Aid Foundation. Mr. Allen received his B.A. degree from Randolph Macon College in 1962 and his law degree from University of Virginia in 1965.

        Thomas S. Capello is President, Chief Executive Officer and Director of First Capitol Bank in York, Pennsylvania and has held these positions since its founding in 1988. First Capitol Bank specializes in small business lending and has expanded into three branches with assets of almost $105,000,000. From 1983 to 1988 Mr. Capello served as Vice President and Manager of the Loan Production Office of The First National Bank of Maryland. Prior to his service at the First National Bank of Maryland, Mr. Capello served as Vice President and Senior Regional Lending Officer at Commonwealth National Bank and worked at the Pennsylvania Development Credit Corporation. Mr. Capello is an active member of the board of the Central Pennsylvania Venture Capital Forum, Farm and National Lands Trust, Better York, WITF, Martin Library, Motter Printing Company, 19th District, Second Mile and Shadofax. Mr. Capello is a graduate of the Stonier Graduate School of Banking at Rutgers University and holds an undergraduate degree with a major in Economics from Pennsylvania State University.

        Mark R. Parthemer has served as Special Counsel at Saul, Ewing, Remick & Saul LLP in the Harrisburg, Pennsylvania office since January, 1998. Mr. Parthemer concentrates his practice in general business, tax and estates law. Prior to joining Saul, Ewing, Remick & Saul LLP, Mr. Parthemer worked at Coopers & Lybrand LLP as a tax specialist from 1985 to October 1989. From October 1989 to January 1998 he worked at, and became a partner of, Boswell, Tintner, Piccola & Wickersham, another law firm located in Harrisburg, Pennsylvania. Mr. Parthemer is the current First Assistant Solicitor of Dauphin County where he advises the County Commissioners on legal matters, including tax, business and finance. He has recently been appointed to the Board of Keystone Area Council, Boy Scouts of America and the Board of The Vision Foundation. Mr. Parthemer received his B.A. and B.S. degrees from Franklin and Marshall College and his law degree from The Dickinson School of Law. He is admitted to practice law in Pennsylvania and before the United States Tax Court.


ITEM 11. EXECUTIVE COMPENSATION

        Our Compensation Committee consists of Everette G. Allen, Jr., Thomas A. Capello and Mark R. Parthemer, all of whom are independent trustees. No compensation was awarded to, earned by or paid to any of our trustees or executive officers in 1998. Below we have described the arrangements by which we intend to compensate our trustees and executive officers.

COMPENSATION

        Each trustee is paid $10,000 per year for those residing outside the Commonwealth of Pennsylvania and $7,500 per year for those residing in the Commonwealth of Pennsylvania, payable in quarterly installments. In addition, we will reimburse all trustees for reasonable out-of-pocket expenses incurred in connection with their services on our board of trustees. No officers of our Company receive any cash compensation other than the trustee's fees for those officers who are trustees. However, the Chairman of our board of trustees will be entitled to receive a salary of not more than $100,000 per year provided that the Priority Class A Common Shares have a bid price of $9.00 per share or higher for 20 consecutive trading days and remains at or above $9.00 per share.

        On the effective date of our initial public offering, our independent trustees received options to purchase the following Class B Common Shares at $6.00 per share: Mr. Allen, 30,000; Mr. Capello, 3,000; and Mr. Parthemer, 1,000. The options were granted under the Hersha Hospitality Trust Non-Employee Trustees' Option Plan (the "Trustees' Plan"), which may be amended by our board of trustees to provide for other awards, including awards to future independent trustees. The options granted on the effective date of our initial public offering will become exercisable as described below under "The Trustees' Plan."

THE OPTION PLAN

        We have adopted an Option Plan for the purpose of attracting and retaining executive officers and employees. The Option Plan authorizes the issuance of options to purchase Class B Common Shares ("Share Options") and options to purchase subordinated units of limited partnership interest in our operating partnership subsidiary ("Unit Options"), described more fully below. Administration of the Option Plan will be carried out by (1) the compensation committee of our board of trustees, with respect to grants of Share Options; and
(2) our operating partnership or its delegate, with respect to grants of Unit Options. The compensation committee may not delegate its authority with respect to option awards to individuals subject to Section 16 of the Securities Exchange Act of 1934. As used in this summary, the term "Administrator" means the compensation committee or its delegate, or our operating partnership subsidiary, as appropriate.

        Our officers and employees and other persons and entities that provide services to us are eligible to participate in the Option Plan ("Participants").

        Under the Option Plan, an aggregate of 650,000 Class B Common Shares and subordinated units will be available for issuance. The Option Plan provides for, in the event Class B Common Shares are converted into another security of our Company, the issuance of equivalent amounts of such security and options to purchase such security into which the Class B Common Shares are converted. The Plan provides for the grant of (1) options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code, and (2) options not intended to so qualify ("nonqualified options"). All Unit Options granted under the Plan will be nonqualified options; Share Options may be either ISOs or nonqualified options.

        Section 422 of the Internal Revenue Code imposes various requirements in order for an option to qualify as an ISO, including allowing a maximum ten-year term of the option and an option price not less than the fair market value of the underlying shares on the date of grant. In addition, under Section 422, no Participant may receive ISOs (under all incentive share option plans of our Company and our parent or subsidiary corporations) that are first exercisable in any calendar year for Class B or Priority Common Shares having an aggregate fair market value (determined as of the date the ISO is granted) that exceeds $100,000 (the "$100,000 Limit"). To the extent options first become exercisable by a Participant in any calendar year for a number of Class B or Priority Common Shares in excess of the $100,000 Limit, they will be treated as nonqualified options.

        The principal difference between options qualifying as ISOs under
Section 422 of the Internal Revenue Code and nonqualified options is that a Participant generally will not recognize ordinary income at the time an ISO is granted or exercised, but rather at the time the Participant disposes of shares acquired under the ISO. In contrast, the exercise of a nonqualified option generally is a taxable event that requires the Participant to recognize, as ordinary income, the difference between the shares' (or Units') fair market value and the option price. The employer will not be entitled to a federal income tax deduction on account of the grant or the exercise of an ISO, whereas the employer is entitled to a federal income tax deduction on account of the exercise of a nonqualified option equal to the ordinary income recognized by the Participant. The employer may claim a federal income tax deduction on account of certain dispositions of shares acquired upon the exercise of an ISO.

        Options under the Option Plan may be awarded by the Administrator, and the Administrator will determine the option exercise period and any conditions on exercisability. The options granted under the Option Plan will be exercisable only if (1) we obtain a per share closing price on the Priority Class A Common Shares of $9.00 or higher for 20 consecutive trading days and (2) the closing price on the Priority Class A Common Shares for the prior trading day was $9.00 or higher. In addition, no option granted under the Option Plan may be exercised more than five years after the date of grant. The exercise price for options granted under the Option Plan will be determined by the Administrator at the time of grant, but will not be less than the fair market value of the Class B Common Shares on the date of grant (in the case of Share Options), or less than the fair market value of the Units on the date of grant (in the case of Unit Options).

        An option may be exercised for any number of Class B Common Shares or Units up to the full number for which the option could be exercised. A Participant will have no rights as a shareholder with respect to Class B Common Shares subject to a Share Option until the Share Option is exercised, and will have no rights as a unitholder with respect to Units subject to a Unit Option until the Unit Option is exercised. Any Class B Common Shares or Units subject to options which are forfeited (or expire without exercise) pursuant to the terms established at the time of grant will again be available for grant under the Option Plan.

        Payment of the exercise price of an option granted under the Option Plan may be made in cash, cash equivalents acceptable to the Administrator or, if permitted by the option agreement (1) in the case of Share Options, by exchanging Class B Common Shares having a fair market value equal to the option exercise price of the Share Option; and (2) in the case of Unit Options, by exchanging Units having a fair market value equal to the option exercise price of the Unit Option. If an Agreement provides, an option that is not an ISO may be transferred by a Participant to one or more persons or entities on terms permitted by the Agreement and by Rule 16b-3 of the Exchange Act as in effect from time to time.

        No option award may be granted under the Option Plan more than 10 years after the earlier of the date that our board of trustees adopted, or our shareholder approved, the Option Plan. Our board of trustees and our operating partnership may amend or terminate the Option Plan at any time, but an amendment will not become effective without the approval of our shareholders if it increases the number of Class B Common Shares or Units that may be issued under the Option Plan (other than equitable adjustments upon certain corporate transactions). No amendment will affect a Participant's outstanding awards without the Participant's consent.

        On the effective date of our initial public offering, options for an aggregate of 499,975 Class B Common Shares and Units were granted to employees and other service providers of our Company and our operating partnership, all of whom are affiliates. Of that total, Hasu P. Shah will receive a Share Option, intended to qualify as an ISO, for 21,850 Class B Common Shares, and a Unit Option for 32,775 Units; Kiran P. Patel will receive a Share Option, intended to qualify as an ISO, for 20,850 Class B Common Shares, and a Unit Option for 31,275 Units; Bharat C. Mehta will receive a Unit Option for 37,500 Units; and
K. D. Patel will receive a Unit Option for 89,625 Units. The remaining options will be Unit Options covering a total of 266,100 Units. The Share Options and Unit Options granted on the effective date of our initial public offering will become exercisable in three annual installments beginning on the first anniversary of the date of grant. The Share Options and Unit Options will have an exercise price equal to $6.00 per share.

THE TRUSTEES' PLAN

        Prior to our initial public offering, our board of trustees adopted and our sole shareholder approved the Trustees' Plan to provide incentives to attract and retain independent trustees. The Trustees' Plan authorizes the issuance of up to 200,000 Class B Common Shares. The Trustees' Plan provides for, in the event the Class B Common Shares are converted into another security of our Company, the issuance of equivalent amounts of such security and options to purchase such security into which the Class B Common Shares are converted.

        The Trustees' Plan provides for the grant of nonqualified options for the following Class B Common Shares to our independent trustees who are members of our board of trustees on the effective date of our initial public offering:
Mr. Allen, 30,000; Mr. Capello, 3,000; and Mr. Parthemer, 1,000. The exercise price of each such option will be equal to $6.00 per share. Each such option shall become exercisable over the particular trustee's initial term, provided that the trustee is a member of our board of trustees on the applicable date. Thus, all of Mr. Allen's and Mr. Parthemer's options will become exercisable as of the first anniversary of the date of grant and one-half of Mr. Capello's options will become exercisable on the first anniversary of the date of grant and the remaining options will become exercisable on the second anniversary of the date of grant. Notwithstanding the foregoing, an option granted under the Trustees' Plan will be exercisable only if (1) we obtain a per share closing price on the Priority Class A Common Shares of $9.00 for 20 consecutive trading days and (2) the per share closing price on the Priority Common Shares for the prior trading day was $9.00 or higher. Options issued under the Trustees' Plan are exercisable for five years from the date of grant.

        A trustee's outstanding options will become fully exercisable if the trustee ceases to serve on our board of trustees due to death or disability. All awards granted under the Trustees' Plan shall be subject to board or other approval sufficient to provide exempt status for such grants under Section 16 of the Securities Exchange Act of 1934, as that section and rules thereunder are in effect from time to time. No option may be granted under the Trustees' Plan more than 10 years after the date that our board of trustees approved the Plan. Our board of trustees may amend or terminate the Trustees' Plan at any time but an amendment will not become effective without shareholder approval if the amendment increases the number of shares that may be issued under the Trustees' Plan (other than equitable adjustments upon certain corporate transactions).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Priority Class A Common Shares and Class B Common Shares by each of our trustees, each executive officer and all trustees and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The number of shares represents the number of Priority Class A Common Shares into which subordinated units expected to be held by the person may be redeemed in certain circumstances.


                                         Number of Shares            Percent of
Name of Beneficial Owner               Beneficially Owned(1)          Class(1)
------------------------               ---------------------          --------
Hasu P. Shah                                 595,351(2)                 20.7%
K.D. Patel                                   458,817(2)                 16.8%
Bharat C. Mehta                              760,878(2)                 25.1%
Kiran P. Patel                               316,920(2)                 12.2%
L. McCarthy Downs                             10,000(3)                 (5)
Everette G. Allen, Jr.                        30,000(3)                  1.3%
Thomas S. Capello                              3,000(3)                 (5)
Mark R. Parthemer                              1,000(3)                 (5)
Rajendra O. Ghandi                           384,161(2)                 14.4
Total for all officers and Trustees        2,560,127(4)                 53.4%
                                           =========                    =====

Others (as indicated in Schedule
13Ds filed by such persons)
James T. Martin                              199,000                     9.4%
Mills Value Advisor, Inc.(6)                 300,000                    14.2%
---------------------
(1) Does not include approximately 1.9 million Class B Common Shares issuable upon redemption of approximately 1.9 million subordinated units owned by affiliated individuals who are not officers or trustees. Such subordinated units generally are not redeemable for Class B Common Shares until at least one year following the acquisition of our hotels. Four of such affiliates will own an aggregate of approximately 1.7 million subordinated units.
(2) Represents subordinated units owned by such person and assumes (i) that all subordinated units held by such person are redeemed for Class B Common Shares and (ii) conversion of the Class B Common Shares into Priority Common Shares on a one-for-one basis. The total number of shares outstanding used in calculating the percentage assumes that none of the subordinated units held by other persons are redeemed for Class B Common Shares. Such subordinated units generally are not redeemable for Class B Common Shares until at least one year following the acquisition of our hotels.
(3) Represents shares that such person has advised us he purchased in our initial public offering.
(4) Assumes (i) that all subordinated units held by all persons on the list are redeemed for Class B Common Shares and (ii) conversion of the Class B Common Shares into Priority Common Shares on a one-for-one basis. The total number of shares outstanding used in calculating the percentage assumes that none of the subordinated units held by other persons are redeemed for Class B Common Shares. Such subordinated units generally are not redeemable for Class B Common Shares until at least one year following the acquisition of our hotels.
(5)     Owns less than 1% of the Priority Common Shares.
(6) The Mills Value Advisor, Inc. is an investment advisor registered under the Investment Advisors Act that is affiliated with Andersen & Strudwick, Incorporated, the underwriter in our initial public offering. It purchased these shares on behalf of clients.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have entered into a number of transactions with our affiliates in connection with our formation and organization and the acquisition of our hotels. Our officers and trustees collectively own 53% of the lessee of all our hotels. The lessee is entitled to all income from the hotels after payment of operating expenses and lease payments. There are no assurances that the terms of these transactions are as favorable as those that we could have received from third parties.

REPAYMENT OF INDEBTEDNESS AND GUARANTEES BY MR. SHAH AND OUR AFFILIATES

        Approximately $6.4 million of indebtedness owed by the sellers of our hotels was repaid with a portion of the proceeds of our initial public offering. Approximately $4 million of such indebtedness was owed to entities controlled by affiliates and relates principally to hotel development expenses in connection with our hotels. Certain of the assumed indebtedness is and will remain guaranteed by our affiliates. Upon the repayment of such indebtedness, our affiliates were released from the related guarantees. Our affiliates may receive increased cash distributions from the operations of our hotels as a result of the reduction of indebtedness on our hotels. Mr. Shah, the partners of the sellers of our hotels and certain of the sellers of our hotels guarantee the assumed indebtedness, and the bankruptcy of any of the guarantors would constitute a default under the related loan documents.

OPTION AGREEMENT

        Hasu P. Shah, Jay H. Shah, Neil H. Shah, Bharat C. Mehta, Kanti D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, each an affiliate, and our operating partnership subsidiary have entered into the Option Agreement. Pursuant to the Option Agreement, our operating partnership will have a two-year option to acquire any hotels acquired or developed by our affiliates within 15 miles of any of our hotels or any subsequently acquired hotel, including the Hampton Inn, Danville, Pennsylvania, the Harrisburg Inn, Harrisburg, Pennsylvania, the Sleep Inn, Pittsburgh, Pennsylvania and the land owned by our affiliates in Carlisle, Pennsylvania. With respect to the Hampton Inn, Danville, Pennsylvania and the Sleep Inn, Pittsburgh, Pennsylvania, our operating partnership and our affiliate that owns the hotel have agreed that if the option is exercised by the partnership, they will use a purchase price methodology similar to the methodology used for the newly-developed hotels and have agreed to fix the rent until the hotel has two years of operating history. In addition, our operating partnership has agreed that, if the option is exercised by our operating partnership, it will issue units of limited partnership interest in our operating partnership valued at $6.00 per unit as consideration for the purchase of the hotel. The rights granted to the partnership under the Option Agreement commenced as of the date of the Option Agreement and shall terminate one year after the later of: (1) the date upon which Hasu P. Shah ceases to be a trustee, officer, partner or employee of our Company; (2) the date on which Hasu P. Shah ceases to be an employee, officer, trustee or director of a consultant to our Company; (3) the date on which Hasu P. Shah and our affiliates cease to own, in the aggregate, assuming a complete conversion of all units into shares of beneficial interest in our Company, greater than 50% of shares of beneficial interest in our Company; or (4) the date on which our board of trustees has less than three members that are affiliates.

PAYMENT OF FRANCHISE TRANSFER FEES BY OUR COMPANY

        We have paid certain expenses in connection with the transfer of the franchise licenses to the lessee.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements, Financial Statement Schedule and Exhibits

        (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

        (3)       Exhibits:
                  Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.


Exhibit          Document
-------          --------

3.1              Amended and Restated Declaration of Trust of the Registrant
3.2              Bylaws of the Registrant
4.1              Form of Common Share Certificate
10.1             Form of First Amended and Restated  Agreement of Limited  Partnership of Hersha
                 Hospitality Limited Partnership
10.2             Contribution  Agreement,  dated as of June 3,  1998,  between  Hasu P. Shah and
                 Bharat C. Mehta, as Contributor,  and Hersha Hospitality  Limited  Partnership,
                 as Acquiror.
10.3             Contribution  Agreement,  dated as of June 3, 1998,  between Shree  Associates,
                 JSK Associates,  Shanti Associates,  Shreeji Associates,  Kunj Associates, Devi
                 Associates,  Neil H. Shah, David L. Desfor,  Madhusudan I. Patni, Manhar Gandhi
                 and  Shreenathji  Enterprises,  Ltd., as  Contributor,  and Hersha  Hospitality
                 Limited Partnership, as Acquiror.
10.4             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti Associates,  Shreeji Associates,  Kunj Associates, Devi Associates, Neil
                 H. Shah, David L. Desfor and Shreenathji Enterprises,  Ltd. as Contributor, and
                 Hersha Hospitality Limited Partnership, as Acquiror.
10.5             Contribution Agreement, dated as of June 3, 1998, between 2144  Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.6             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti Associates,  Shreeji Associates, Kunj Associates, Neil H. Shah, David L.
                 Desfor,  Madhusudan I. Patni, Manhar Gandhi and Shreenathji Enterprises,  Ltd.,
                 as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.7             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti  Associates,   Shreeji  Associates,   Kunj  Associates,  Neil  H.  Shah,
                 Madhusudan I. Patni and  Shreenathji  Enterprises,  Ltd., as  Contributor,  and
                 Hersha Hospitality Limited Partnership, as Acquiror.
10.8             Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.9             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti Associates,  Shreeji Associates, Kunj Associates, Neil H. Shah, David L.
                 Desfor  and  Shreenathji   Enterprises,   Ltd.,  as  Contributor,   and  Hersha
                 Hospitality Limited Partnership, as Acquiror.
10.10            Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.11            Contribution Agreement,  dated as of June 3, 1998, between 144 Associates,  344
                 Associates, 544 Associates and 644 Associates,  Joint Tenants Doing Business as
                 2544 Associates,  as Contributor,  and Hersha Hospitality Limited  Partnership,
                 as Acquiror.
10.12            Contribution Agreement dated June 3, 1998, between Shree Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.






10.13            Contribution Agreement dated June 3, 1998, between 2144
                 Associates, as Contributor, and Hersha Hospitality Limited
                 Partnership, as Acquiror.
10.14            Contribution  Agreement  dated  June  3,  1998,  between  144  Associates,  344
                 Associates, 544 Associates and 644 Associates,  Joint Tenants Doing Business as
                 2544 Associates,  as Contributor,  and Hersha Hospitality Limited  Partnership,
                 as Acquiror.
10.15            Contribution  Agreement,  dated June 3, 1998,  between Shree  Associates,  Devi
                 Associates,   Shreeji   Associates,   Madhusudan   I.  Patni  and   Shreenathji
                 Enterprises,  Ltd., as Contributor, and Hersha Hospitality Limited Partnership,
                 as Acquiror.
10.16            Contribution Agreement, dated June 3, 1998, between Shree
                 Associates, as Contributor, and Hersha Hospitality Limited
                 Partnership, as Acquiror.
10.17            Form of Ground Lease
10.18            Form of Percentage Lease
10.19            Option Agreement,  dated June 3, 1998,  between Hasu P. Shah, Jay H. Shah, Neil
                 H. Shah, Bharat C. Mehta, Kanti D. Patel,  Rajendra O. Gandhi,  Kiran P. Patel,
                 David L. Desfor,  Madhusudan I. Patni and Manhar Gandhi, and Hersha Hospitality
                 Limited Partnership.
10.19(a)         Amendment to Option  Agreement,  dated December 4, 1998,  between Hasu P. Shah,
                 Jay H.  Shah,  Neil H. Shah,  Bharat C.  Mehta,  Kanti D.  Patel,  Rajendra  O.
                 Gandhi,  Kiran P.  Patel,  David L.  Desfor,  Madhusudan  I.  Patni and  Manhar
                 Gandhi, and Hersha Hospitality Limited Partnership.
10.20            Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality
                 Management, L.P.
10.21            Warrant Agreement,  dated January 26, 1999, between Anderson & Strudwick,  Inc.
                 and Hersha Hospitality Trust.
10.22            Warrant  Agreement,  dated June 3, 1998,  between  2744  Associates,  L.P.  and
                 Hersha Hospitality Limited Partnership.
10.23            Hersha Hospitality Trust Option Plan
10.24            Hersha Hospitality Trust Non-Employee Trustees' Option Plan
24.1             Power of Attorney (included on signature page)
27.1             Financial Data Schedule for the Year Ended December 31, 1998



---------------------

(b)     Reports on Form 8-K
        None.

INDEX TO FINANCIAL STATEMENTS



HERSHA HOSPITALITY TRUST


  Independent Auditors' Report.....................................................   F-1

  Consolidated Balance Sheet as of December 31, 1998...............................   F-2

  Notes to Consolidated Balance Sheet..............................................   F-3

HERSHA HOSPITALITY MANAGEMENT, L.P.

  Independent Auditors' Report.....................................................   F-8

  Balance Sheet as of December 31, 1998............................................   F-9

  Notes to Balance Sheet...........................................................   F-10

COMBINED ENTITIES - INITIAL HOTELS

  Independent Auditors' Report.....................................................   F-12

  Combined Financial Statements

    Balance Sheets as of December 31, 1998 and 1997................................   F-13

    Statements of Operations for the years ended December 31,
    1998, 1997, and 1996...........................................................   F-14

    Statement of Owners' Equity for the years ended December 31,
    1998, 1997, and 1996...........................................................   F-15

    Statements of Cash Flows for the years ended December 31,
    1998, 1997, and 1996...........................................................   F-16

    Notes to Combined Financial Statements.........................................   F-17

  Schedule III - Real Estate and Accumulated Depreciation..........................   F-26


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholder
  Hersha Hospitality Trust

        We have audited the accompanying consolidated balance sheet of Hersha Hospitality Trust as of December 31, 1998. This consolidated balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated balance sheet based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Hersha Hospitality Trust as of December 31, 1998, in conformity with generally accepted accounting principles.



                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
February 19, 1999

HERSHA HOSPITALITY TRUST


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.







ASSETS                                                                                 $         --
                                                                                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES                                                                                      --

COMMITMENTS AND CONTINGENCIES                                                                    --

SHAREHOLDERS' EQUITY:
  Preferred Shares, $.01 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                                  --

  Common Shares - Priority Class A, $.01 par value, 50,000,000 shares
    authorized, none issued and outstanding                                                      --

  Common Shares - Class B, $.01 par value, 50,000,000 shares authorized,
    100 shares issued and outstanding                                                             1

  Additional paid-in capital                                                                     99

  Subscription Receivable                                                                      (100)
                                                                                       ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $         --
                                                                                       ============




The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998




[1] ORGANIZATION AND BASIS OF FINANCIAL PRESENTATION

        Hersha Hospitality Trust [the "Company"] was formed in May, 1998 to acquire equity interests in ten existing hotel properties. The Company is a self-administered, Maryland real estate investment trust ["REIT"] and expects to qualify as a REIT for Federal income tax purposes. As such, the Company is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its taxable income. The Company intends to offer for sale 2,000,000 [See Note 3] Priority Class A Common Shares of beneficial interest of which 1,833,334 shares will be offered to the public and 166,666 shares will be offered to Mr. Hasu P. Shah and certain affiliates [the "Hersha Affiliates"] in an initial public offering [the "Offering"] and Hersha Hospitality Limited Partnership [the "Partnership"] will issue approximately 3,960,000 Units of partnership interest ["Units"] to the Hersha Affiliates owning 100% of the ownership interest in the ten existing hotel properties [the "Initial Hotels"], which are redeemable under certain circumstances beginning after one year from the closing of the Offering [See
Note 5]. The number of Units issued is subject to adjustment based on the performance of certain Initial Hotels which as of the date of the Offering do not have established operating histories.

        Upon completion of the Offering, the Company will contribute substantially all of the net proceeds of the Offering to the Partnership in exchange for an approximate 32% general partnership interest in the Partnership. The Partnership will use the proceeds from the Company to acquire the Initial Hotels. The Partnership will acquire the Initial Hotels in exchange for (i) Units, which will be redeemable, subject to certain limitations, for an aggregate of approximately 3,960,000 Common Shares of the Company valued at approximately $24 million based on an offering price of $6.00 per Common Share [the "Offering Price"], and (ii) the assumption of approximately $26 million of outstanding indebtedness as of December 31, 1997. The Hersha Affiliates have agreed that they will (i) exchange all their interests in the Initial Hotels for Units in the Partnership, and (ii) grant an option to the Company to acquire any hotels acquired or developed by the Hersha Affiliates within 15 miles of any of the Initial Hotels or any hotel subsequently acquired by the Company.

        After consummation of the Offering, (a) the Company will own approximately 32% of the Partnership, (b) the Hersha Affiliates will own approximately 68% of the Partnership, and (c) the Partnership will own 100% of the equity interest in the Initial Hotels.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The accompanying consolidated balance sheet has been prepared in accordance with generally accepted accounting principles ["GAAP"] and include all accounts of the Company and the Partnership. All intercompany amounts have been eliminated in consolidation.

        DISTRIBUTIONS - The Company intends to pay regular quarterly dividends which are initially dependent upon receipt of distributions from the Partnership.

[3] COMMITMENTS AND CONTINGENCIES

        The Company, in conjunction with the Offering, intends to amend its Declaration of Trust to provide for the issuance of up to 50,000,000, $.01 par value, Priority Class A Common Shares of beneficial interest, 50,000,000, $.01 par value, Class B Common Shares of beneficial interest and 10,000,000, $.01 par value, Preferred Shares of beneficial interest.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998, SHEET #2



[3] COMMITMENTS AND CONTINGENCIES [CONTINUED]

        The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $.72 per share on a cumulative basis and shares equally in additional dividends after the Class B Common Shares have received $.72 per share in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The Priority period of the Class A Shares will commence on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after the Company sends notice to the holders of the Priority Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

        In conjunction with the Offering, the Partnership will acquire the ten Initial Hotels and will enter into percentage lease agreements with Hersha Hospitality Management L.P. [the "Lessee"]. Under the Percentage Leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the Lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Initial Hotels.

        Pursuant to the Partnership Agreement, the Hersha Affiliates will receive Redemption Rights, which will enable them to cause the Partnership to redeem their interests in the Partnership in exchange for cash or, at the election of the Company, Class B Common Shares on a one-for-one basis. The Redemption Rights may be exercised by the Hersha Affiliates commencing one year following the closing of the Offering depending on the length of time the hotel has been in operation. The number of Common Shares initially issuable to the Hersha Affiliates upon exercise of the Redemption Rights is approximately 3,960,000 and has been determined based on the value of their interests in the Combined Entities divided by the expected offering price of $6.00 per share. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro rata share transactions which otherwise would have the effect of diluting the ownership interests of the Hersha Affiliates or the shareholders of the Company.

        The Company acts as the general partner in the Partnership and as such, is liable for all recourse debt of the Partnership to the extent not paid by the Partnership. In the opinion of management, the Company does not anticipate any losses as a result of its general partner obligations.

        The Company expects to incur expenses of approximately $275,000 related to the transfer of ownership of the franchise licenses from the existing owners to the Lessee.

        Summary operating results for the Initial Hotels [in thousands] are as follows:


                                                Years  ended
                                                December  31,
                                         1998      1997     1996
                                        -------   -------  -------

Total Revenue                          $ 18,086  $ 13,445  $   9,989
Total Expenses                           16,138    11,716     10,017
                                       --------  --------  ---------

  NET INCOME [LOSS]                    $  1,948  $  1,729  $     (28)
  -----------------                    ========  ========  =========

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998, SHEET #3


[4] STOCK OPTION PLANS

        [A] Prior to the Offering, the Company will adopt the Company's "Option Plan". The Option Plan will be administered by the Compensation Committee of the Board of Trustees, or its delegate [the "Administrator"].

        Officers and other employees of the Company generally will be eligible to participate in the Option Plan. The Administrator will select the individuals who will participate in the Option Plan ["Participants"].

        The Option Plan will authorize the issuance of options to purchase up to 650,000 Class B Common Shares and Subordinated Units. The Plan provides for the grant of (i) options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, [the Code], and
(ii) options not intended to so qualify. Options under the Option Plan may be awarded by the Administrator, and the Administrator will determine the option exercise period and any vesting requirements. The options granted under the Option Plan will be exercisable only if (i) the Company obtains a per share closing price on the Common Shares of $9.00 or higher for 20 consecutive trading days and (ii) the closing price per Common Share for the prior trading day was $9.00 or higher. In addition, no option granted under the Option Plan may be exercised more than five years after the date of grant. The exercise price for options granted under the Option Plan will be determined by the Compensation Committee at the time of grant.

        No option award may be granted under the Option Plan more than ten years after the date the Board of Trustees approved such Plan. The Board may amend or terminate the Option Plan at any time, but an amendment will not become effective without shareholder approval if the amendment (i) increases the number of shares that may be issued under the Option Plan, (ii) materially changes the eligibility requirements or (iii) extends the length of the Option Plan. No amendment will affect a Participant's outstanding award without the Participant's consent.

        No options have been granted under the Option Plan.

        [B] Prior to the Offering, the Board of Trustees will also adopt, and the Company's sole shareholder will approve, the Trustees' Plan to provide incentives to attract and retain Independent Trustees. The Trustees' Plan authorizes the issuance of up to 200,000 Class B Common Shares. The Trustees' Plan provides for, in the event the Class B Common Shares are converted into another security of the Company, the issuance of equivalent amounts of such security and options to purchase such security into which the Class B Common Shares are converted.

        The Trustees' Plan provides for the grant of a nonqualified option for Class B Common Shares to the Independent Trustees of the Company who are members of the Board on the effective date of the Offering. The exercise price of each such option will be equal to the Offering Price. Each such option shall become exercisable over the particular Trustee's initial term, provided that the Trustee is a member of the Board on the applicable date. An option granted under the Trustees' Plan will be exercisable only if (i) the Company obtains a per share closing price on the Priority Common Shares of $9.00 for 20 consecutive trading days and (ii) the per share closing price on the Priority Common Shares for the prior trading day was $9.00 or higher. Options issued under the Trustees' Plan are exercisable for five years from the date of grant.

        A Trustee's outstanding options will become fully exercisable if the Trustee ceases to serve on the Board due to death or disability. All awards granted under the Trustees' Plan shall be subject to Board or other approval sufficient to provide exempt status for such grants under Section 16 of the Exchange Act, as that section and Rules thereunder are in effect from time to time. No option may be granted under the Trustees' Plan more than 10 years after the date that the Board of Trustees approved the Plan. The Board may amend or terminate the Trustees' Plan at any time but an amendment will not become effective without shareholder approval if the amendment increases the number of shares that may be issued under the Trustees' Plan (other than equitable adjustments upon certain corporate transactions).

        No options have been granted under the Trustees' Plan.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998, SHEET #4



[5] NEW AUTHORITATIVE PRONOUNCEMENTS

        The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

        SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

[6] SUBSEQUENT EVENTS

        In January 1999, the Company completed the Offering of its common stock whereby 2 million common shares were issued at $6 per share, resulting in net proceeds of approximately $10.5 million, after underwriting discounts and commissions and other expenses of the Offering. In February 1999, 0.275 million common shares for the underwriters' over-allotment option were issued at $6 per share, resulting in net proceeds of approximately $1.5 million, after underwriting discounts and commissions. The Company contributed the net proceeds of the Offering and over-allotment option from the sale of the 2.275 million shares to the Partnership in exchange for an equal number of units [representing a 36.07% interest] in the Partnership. A reconciliation of net proceeds from the above is as follows [in thousands]:


Proceeds of Offerings                              $     12,000
Underwriter Discounts and Commissions                      (880)
Offering Expenses                                          (730)
                                                   ------------

  NET PROCEEDS                                     $     10,390
  ------------                                     ============

Proceeds of Over-Allotment Option                  $      1,650
Underwriter Discounts and Commissions                      (132)
                                                   ------------

  NET PROCEEDS                                     $      1,518
  ------------                                     ============

        At the time of the Offering, the Company contributed the net proceeds of the Offering of $11,908 to the Partnership in exchange for a 36.07% general partnership interest in the Partnership. The Partnership acquired the Initial Hotels for 4,032,431 units representing a 63.93% limited partnership interest in the Partnership. The Partnership also assumed outstanding indebtedness of approximately $23.3 million [$3.7 million of which was related party indebtedness] of which approximately $6.1 million was repaid [$3.7 million of which was related party indebtedness] with the net proceeds of the Offering.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998, SHEET #5



[6] SUBSEQUENT EVENTS [CONTINUED]

        The following unaudited condensed pro forma balance sheet gives effect to the Offering as if it had occurred on December 31, 1998:


Net Investment in Hotel Properties                 $     40,916
Cash                                                      4,365
Intangibles                                               1,351
                                                   ------------

  TOTAL ASSETS                                     $     46,632
  ------------                                     ============

Mortgages                                          $     17,221
Minority Interest                                        18,802
Shareholders' Equity                                     10,609
                                                   ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $     46,632
                                                   ============

        In connection with the application of purchase accounting required by the Securities and Exchange Commission Staff Accounting Bulletin 97, the Partnership would have recorded purchase adjustments to the carrying value of land of approximately $1.4 million and buildings and improvements of approximately $12.8 million. The adjustment to buildings and improvements would be depreciated over the remaining lives of the respective assets.

        Concurrent with the Offering, the following transactions also took place.

        The Partnership entered into percentage rent agreements with the Lessee for the Initial Hotels.

        The Company issued, subject to shareholder approval of the Option Plan, options to purchase 499,975 Class B common shares and units under the Option Plan.

        The Company issued, subject to shareholder approval of the Trustees' Plan, options to purchase 34,000 Class B common shares under the Trustees' Plan.

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
  Hersha Hospitality Management, L.P.

        We have audited the accompanying balance sheet of Hersha Hospitality Management, L.P. as of December 31, 1998. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the balance sheet based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Hersha Hospitality Management, L.P. as of December 31, 1998, in conformity with generally accepted accounting principles.



                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.
Cranford, New Jersey
February 19, 1999

HERSHA HOSPITALITY MANAGEMENT, L.P.


BALANCE SHEET AS OF DECEMBER 31, 1998.





ASSETS                                                                                 $         --
                                                                                       ============

LIABILITIES AND PARTNERS' CAPITAL:
LIABILITIES                                                                                      --

COMMITMENTS AND CONTINGENCIES                                                                    --

PARTNERS' CAPITAL                                                                                --
                                                                                       ------------

  TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $         --
                                                                                       ============






The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO BALANCE SHEET AS OF DECEMBER 31, 1998


[1] ORGANIZATION

        Hersha Hospitality Management, L.P. [the "Lessee"] was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties from Hersha Hospitality Limited Partnership [the "Partnership"] [collectively the "Initial Hotels"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates some of whom have ownership interests in the Initial Hotels.

[2] COMMITMENTS

        The Lessee will enter into Percentage Leases, each with an initial term of 5 years with two 5 year renewal options, relating to each of the Initial Hotels. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay the greater of the Base Rent or the Percentage Rent for hotels with established operating histories. The Base Rent is 6.5 percent of the purchase price assigned to each Initial Hotel. The Percentage Rent for each Initial Hotel is comprised of (i) a percentage of room revenues up to the Threshold, (ii) a percentage of room revenues in excess of the Threshold, but not more than the Incentive Threshold, (iii) a percentage of room revenues in excess of the Incentive Threshold and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of Initial Fixed Rent for certain periods as specified in the leases and the greater of Base Rent or Percentage Rent thereafter. The Lessee also will be obligated to pay certain other amounts, including interest accrued on any late payments or charges. The Lessee is entitled to all profits from the operations of the Initial Hotels after the payment of certain specified operating expenses.

        The Lessee will assume the rights and obligations under the terms of existing franchise licenses relating to the Initial Hotels upon acquisition of the hotels by the Partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue.

        The Lessee will provide certain administrative services to the Partnership for an annual fee of $55,000 plus $10,000 per hotel.


[3] NEW AUTHORITATIVE PRONOUNCEMENTS

        The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

        SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Lessee does not currently have any derivative instruments and is not currently engaged in any hedging activities.

[4] SUBSEQUENT EVENT

        Effective January 1, 1999, the Lessee assumed the management of the Initial Hotels. The percentage lease agreements commenced on January 26, 1999.

                          INDEPENDENT AUDITORS' REPORT


To the Partners and Shareholders of
  The Combined Entities - Initial Hotels


        We have audited the accompanying combined balance sheets of the Combined Entities Initial Hotels as of December 31, 1998 and 1997, and the related combined statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the combined financial statement schedule included on pages F-24 and F-25. These combined financial statements and the combined financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and the combined financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Entities - Initial Hotels as of December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the combined financial statement schedule referred to above, when considered in relationship to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein as of December 31, 1998 and 1997.


                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
February 19, 1999

COMBINED ENTITIES - INITIAL HOTELS


COMBINED BALANCE SHEETS
[IN THOUSANDS]





                                                                                   DECEMBER 31,
                                                                                  -------------
                                                                             1998           1997
                                                                           --------       ---------

ASSETS:
INVESTMENT IN HOTEL PROPERTIES:
  Land                                                                  $     2,099    $      2,099
  Buildings and Improvements                                                 22,489          19,276
  Furniture, Equipment and Other                                              7,176           6,056
                                                                        -----------    ------------

  Totals                                                                     31,764          27,431
  Less: Accumulated Depreciation                                              4,835           3,356
                                                                        -----------    ------------

  Totals                                                                     26,929          24,075
  Construction in Progress                                                      235           1,412
                                                                        -----------    ------------

  NET INVESTMENT IN HOTEL PROPERTIES                                         27,164          25,487

  Cash and Cash Equivalents                                                     373             694
  Accounts Receivable                                                           460             394
  Prepaid Expenses and Other Assets                                             431             182
  Due from Related Parties                                                      103             268
  Intangible Assets                                                           1,348           1,427
                                                                        -----------    ------------

  TOTAL ASSETS                                                          $    29,879    $     28,452
                                                                        ===========    ============

LIABILITIES AND OWNERS' EQUITY:
  Mortgages Payable                                                     $    19,578    $     14,713
  Accounts Payable and Accrued Expenses                                         525           1,092
  Accrued Expenses - Related Parties                                             54             153
  Due to Related Parties                                                      4,459           9,169
  Other Liabilities                                                             149             172
                                                                        -----------    ------------

  TOTAL LIABILITIES                                                          24,765          25,299

COMMITMENTS                                                                      --              --

OWNERS' EQUITY:
  Net Combined Equity                                                         5,114           3,153
                                                                        -----------    ------------

  TOTAL LIABILITIES AND OWNERS' EQUITY                                  $    29,879    $     28,452
                                                                        ===========    ============



The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

COMBINED ENTITIES - INITIAL HOTELS


COMBINED STATEMENTS OF OPERATIONS
[IN THOUSANDS]



                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                                  1998         1997          1996
                                                                -------       -------      -------


REVENUES FROM HOTEL OPERATIONS:
  Room Revenue                                                $   15,185   $    10,880  $     7,273
  Restaurant Revenue                                               2,111         1,744        2,106
  Other Revenue                                                      790           821          610
                                                              ----------   -----------  -----------

  TOTAL REVENUE                                                   18,086        13,445        9,989
                                                              ----------   -----------  -----------

EXPENSES:
  Hotel Operating Expenses                                         7,449         5,628        4,538
  Restaurant Operating Expenses                                    1,469           996        1,304
  Advertising and Marketing                                          918           571          532
  Depreciation and Amortization                                    1,543         1,189          924
  Interest Expense                                                 1,605           821          605
  Interest Expense - Related Parties                                 386           533          316
  General and Administrative                                       2,065         1,644        1,422
  General and Administrative - Related Parties                       608           320          364
  Loss on Abandonments and Asset Disposals                            95            --           12
  Liquidation Damages                                                 --            14           --
                                                              ----------   -----------  -----------

  TOTAL EXPENSES                                                  16,138        11,716       10,017
                                                              ----------   -----------  -----------

  NET INCOME [LOSS]                                           $    1,948   $     1,729  $       (28)
                                                              ==========   ===========  ===========







The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

COMBINED ENTITIES - INITIAL HOTELS


COMBINED STATEMENTS OF OWNERS' EQUITY
[IN THOUSANDS]




Balance - December 31, 1995                                                            $ 2,217

Net [Loss]                                                                                 (28)
Capital Contributions                                                                      470
Cash Distributions                                                                        (470)
                                                                                       --------

Balance - December 31, 1996                                                              2,189

Net Income                                                                               1,729
Capital Contributions                                                                       59
Cash Distributions                                                                        (824)
                                                                                       --------

Balance - December 31, 1997                                                              3,153

Net Income                                                                               1,948
Capital Contributions                                                                    1,159
Cash Distributions                                                                      (1,146)
                                                                                       --------

Balance - December 31, 1998                                                            $ 5,114
                                                                                       =======







The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

COMBINED ENTITIES - INITIAL HOTELS


COMBINED STATEMENTS OF CASH FLOWS
[IN THOUSANDS]


                                                                    YEARS ENDED
                                                                   December 31,
                                                         1998           1997          1996
                                                       -------         -------      -------

OPERATING ACTIVITIES:
    Net Income [Loss]                                    $  1,948    $  1,729    $    (28)
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation and Amortization Expense                   1,604       1,246         966
    Loss on Abandonments and Disposal of Assets                95          --          12
    Writeoff of Financing Fees                                 --          44          --

  Changes in Assets and Liabilities:
    Accounts Receivable                                       (66)       (203)        105
    Prepaid Expenses and Other Assets                        (249)        (28)        (28)
    Accounts Payable and Accrued Expenses                    (666)        584         241
    Other Liabilities                                         (23)        (78)         79
                                                         --------    --------    --------
    Net Cash - Operating Activities                         2,643       3,294       1,347
                                                         --------    --------    --------

INVESTING ACTIVITIES:
    Improvements and Additions to Hotel Properties         (3,251)    (12,821)     (5,601)
    Payment for Intangibles                                   (46)       (166)       (117)
    Advances to Related Parties                              (501)       (268)        (99)
    Repayment of Advances to Related Parties                  666         107         584
    Proceeds from Sale of Assets                               --          --         129
                                                         --------    --------    --------
    Net Cash - Investing Activities                        (3,132)    (13,148)     (5,104)
                                                         --------    --------    --------

FINANCING ACTIVITIES:
    Proceeds from Mortgages Payable                         5,639       9,526       3,631
    Principal Payments on Mortgages Payable                  (774)     (3,383)       (612)
    Advances from Related Parties                           3,411       6,555       2,756
    Repayments of Advances from Related Parties            (8,121)     (1,622)     (1,915)
    Capital Contributions                                   1,159          59         470
    Distributions Paid                                     (1,146)       (824)       (470)
                                                         --------    --------    --------

    Net Cash - Financing Activities                           168      10,311       3,860
                                                         --------    --------    --------

    Net [Decrease] Increase in Cash and
    Cash Equivalents                                         (321)        457         103

    Cash and Cash Equivalents at
    Beginning of Years                                        694         237         134
                                                         --------    --------    --------

    Cash and Cash Equivalents at
    End of Years                                         $    373    $    694    $    237
                                                         ========    ========    ========

    Supplemental Disclosures of Cash Flow Information:
    Cash paid during the years for:
    Interest [Net of Amounts Capitalized]                $  2,087    $  1,133    $    903



The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS]



[1] ORGANIZATION, PROPOSED INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION

        ORGANIZATION - Hersha Hospitality Trust [the "Company"] has been established to own initially ten existing hotels [collectively the "Initial Hotels"] and to continue the hotel acquisition and operating strategies of Mr. Hasu P. Shah, Chairman of the Board of Trustees and President of the Company. The Company intends to qualify as a real estate investment trust [REIT] under the Internal Revenue Code of 1986, as amended, [the "Code"]. The Initial Hotels include three hotels operated as Holiday Inn Express(R) hotels, two Hampton Inn(R) hotels, two Holiday Inn(R) hotels, two Comfort Inn(R) hotels, and one Clarion Suites(R) hotel with an aggregate of 989 rooms and are located in Pennsylvania. Upon completion of the proposed initial public offering [see below], the Company will own an approximate 32% general partnership interest in Hersha Hospitality Limited Partnership, a Pennsylvania limited partnership [the "Partnership"]. The Company will be the sole general partner of the Partnership. The Partnership will own the Initial Hotels and lease them to Hersha Hospitality Management, L.P. ["Lessee"] under Percentage Leases, each having a 5 year term with two 5 year renewals, which shall provide for rent equal to the greater of
(i) fixed base rent, or (ii) percentage rents based upon specific percentages of room and other revenue of each of the Initial Hotels. The Company will enter into management agreements with the Lessee whereby the Lessee will be required to perform all management functions necessary to operate the Initial Hotels. Under the administrative services agreement, the Lessee will be paid a fee equal to $10 per hotel or $100 per year based on the ten initial hotels [See Note 10].

        BASIS OF PRESENTATION - The combined financial statements include the accounts of various partnerships, individuals, certain other corporations and Subchapter S corporations which perform property management services and own property improvements and furniture and fixtures [collectively the "Combined Entities"] [See Note 5] using their historical cost basis. No adjustments have been reflected in these combined financial statements to give effect to the purchase of the Initial Hotels by the Partnership.

        The Combined Entities are owned by Mr. Hasu P. Shah and certain affiliates of Mr. Hasu P. Shah [the "Hersha Affiliates"] for all periods presented. Due to common ownership and management of the Combined Entities, the historical combined financial statements have been accounted for as a group of entities under common control. All significant intercompany transactions and balances have been eliminated in the combined presentation.

        PROPOSED INITIAL PUBLIC OFFERING - The Company has filed a registration statement with the Securities and Exchange Commission pursuant to which the Company expects to offer 1,833,334 common shares to the public and 166,666 common shares to Mr. Hasu P. Shah and certain affiliates of Mr. Hasu P. Shah [the "Offering"]. The Company expects to qualify as a real estate investment trust under Sections 856-860 of the Code. Under the proposed structure, the Company will become the sole general partner in the Partnership and the Hersha Affiliates will be the limited partners.

        Upon completion of the Offering, the Company will contribute substantially all of the net proceeds of the offering to the Partnership in exchange for an approximate 32% general partnership interest in the Partnership. The Partnership will use the proceeds from the Company to acquire the Initial Hotels from the Combined Entities and to repay certain outstanding indebtedness. Rather than receiving cash for their interests in the Combined Entities upon the sale of the Initial Hotels, the Hersha Affiliates have elected to receive limited partnership interests in the Partnership aggregating an approximate 68% ownership interest in the Partnership.

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #2
[AMOUNTS IN THOUSANDS]



[1] ORGANIZATION, PROPOSED INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION [CONTINUED]

        PROPOSED INITIAL PUBLIC OFFERING [CONTINUED] - After consummation of the Offering, the Company's acquisition of an interest in the Partnership and the Partnership's acquisition of the Initial Hotels, (a) the Company will own approximately 32% of the Partnership, (b) the Hersha Affiliates will own an aggregate of approximately 68% of the Partnership, and (c) the Partnership will own 100% of the equity interest in the Initial Hotels [See Note 10].

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS - Operations consist of hotel room rental, conferences room rental and the associated sales of food and beverages principally in the Harrisburg and central Pennsylvania area.

        INVESTMENT IN HOTEL PROPERTIES - Investment in hotel properties are stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method for buildings and improvements and accelerated methods for furniture and equipment acquired prior to the year ended December 31, 1998 and the straight-line method thereafter.

        The estimated lives used to depreciate the Initial Hotel properties are as follows:


                                                  Years
                                                  -----

Building and Improvements                       15 to 40
Furniture and Equipment                          5 to 7

        Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in income from operations.

        Depreciation expense was $1,432, $1,076 and $819 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Room linens and restaurant supplies are capitalized and amortized utilizing the straight-line method over periods of three and two years, respectively, and are charged to Hotel Operating Expenses. Amortization expense was $61, $57 and $42 for the years ended December 31, 1998, 1997 and 1996, respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

        CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

        INVENTORIES - Inventories, consisting primarily of food and beverages and which are included in prepaid expenses and other assets, are stated at the lower of cost [generally, first-in, first-out] or market.

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #3
[AMOUNTS IN THOUSANDS]



[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

        INTANGIBLE ASSETS - Intangible assets are carried at cost and consist of initial franchise fees, loan acquisition costs and goodwill. Amortization is computed using the straight-line method based upon the terms of the franchise and loan agreements which range from 5 to 30 years, and over a 15 year period for goodwill.

        INCOME TAXES - The Combined Entities are not a legal entity subject to income taxes. Hersha Enterprises, Ltd., an entity included in these combined financial statements, is a taxable corporate entity [See Note 6]. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. The Combined Partnerships and S corporations are not subject to federal or state income taxes; however, they must file informational income tax returns and the partners must take income or loss of the Combined Entities into consideration when filing their respective tax returns. The cumulative difference between the book basis and tax basis of the Combined Entities' assets and liabilities is approximately $4,620 due primarily to depreciation and amortization expense on the tax basis in excess of the book basis.

        REVENUE RECOGNITION - Revenue is recognized as earned which is generally when a guest occupies a room and utilizes the hotel's services.

        CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash with high credit quality financial institutions. The Company does not require collateral to support its financial instruments.

        The Company periodically has money in financial institutions that is subject to normal credit risk beyond insured amounts. This credit risk, representing the excess of the bank's deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance, amounted to approximately $355 and $71 at December 31, 1998 and 1997, respectively.

        The Company's extension of credit to its customers results in accounts receivable arising from its normal business activities. The Company does not require collateral from its customers, but routinely assesses the financial strength of its customers. Based upon factors surrounding the credit risk of its customers and the Company's historical collection experience, no allowance for uncollectible accounts has been established at December 31, 1998 and 1997, respectively. The Company believes that its accounts receivable credit risk exposure is limited. Such assessment may be subject to change in the near term.

        USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        DEFERRED OFFERING COSTS - Costs of $267 associated with the Company's anticipated public offering are deferred and will be charged against the proceeds of the offering. If the offering is not consummated, the cost will be charged to operations [See Note 10].

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #4
[AMOUNTS IN THOUSANDS]


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

        ADVERTISING AND MARKETING - Advertising costs are expensed as incurred and totaled $596, $370 and $418 for the years ended December 31, 1998, 1997 and 1996, respectively. In connection with its franchise agreements, a portion of the franchise fees paid is for marketing services. Payments under these agreements related to marketing services amounted to $323, $201 and $114 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in Advertising and Marketing.

        RECLASSIFICATION - Certain prior year's figures have been reclassified to conform with the current year's presentation.


[3] INTANGIBLE ASSETS

        At December 31, 1998 and 1997, intangibles consisted of the following:




                                                                  Accumulated
December 31, 1998:                                  Cost         Amortization        Net
                                                    ----         ------------        ---


  Goodwill                                        $    1,168     $      294      $     874
  Franchise Fees                                         374             66            308
  Loan Acquisition Fees                                  196             30            166
                                                  ----------     ----------      ---------

  TOTALS                                          $    1,738     $      390      $   1,348
  ------                                          ==========     ==========      =========

                                                                  Accumulated
December 31, 1997:                                  Cost          Amortization        Net
                                                    ----          -------------       ---

  Goodwill                                        $    1,168     $      216      $     952
  Franchise Fees                                         342             46            296
  Loan Acquisition Fees                                  196             17            179
                                                  ----------     ----------      ---------

  TOTALS                                          $    1,706     $      279      $   1,427
  ------                                          ==========     ==========      =========



Amortization expense was $111, $113 and $105 for the years ended December 31, 1998, 1997 and 1996, respectively.

[4] MORTGAGES PAYABLE


                                                                                           December 31,
                                                                                          -------------
                                                                                       1998           1997
                                                                                     ---------      --------

Holiday Inn, Harrisburg, Pennsylvania:
Note payable to bank dated August 19, 1997 with monthly payments of $34 including interest at 8.45% until November 1, 2002. Thereafter the rate is negotiated or the bank's prime rate plus 1/4%. Final payment is due November
  1, 2012. The property previously was financed by a bank with a note payable with monthly payments of $27 including interest at the prime rate plus 1-1/2%
  maturing March 2, 2010 and another note payable with monthly payments of $7 plus
interest at 8-1/2% maturing January 5, 2001.                                           $ 3,379         $3,500

Holiday Inn, Milesburg, Pennsylvania:
Note payable to bank dated June 2, 1977 with monthly payments of
$11 including interest at 8% until June 6, 1999                                            835            914
                                                                                          ----           ----

Totals - Forward                                                                       $ 4,214         $4,414

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #5
[AMOUNTS IN THOUSANDS]


[4] MORTGAGES PAYABLE [CONTINUED]

                                                                                          December 31,
                                                                                          ------------
                                                                                        1998        1997
                                                                                      --------     -------


Totals - Forwarded                                                                     $ 4,214         $ 414

Clarion Suites, Philadelphia, Pennsylvania:
Note payable to a bank dated June 21, 1995 with monthly payments of $16 as adjusted for interest at the prime rate plus 1.25% until July 1, 2010.
  Guaranteed by PIDC Local Development Corporation and the
Small Business Administration.                                                           1,139         1,195

Note payable to a bank dated June 21, 1995 with monthly payments of $3 plus interest at the prime rate plus .5%. Principal balance is
due July 1, 2002.                                                                          383           419

Hampton Inn, Selinsgrove, Pennsylvania:
Note payable to a bank dated April 3, 1996 with monthly payments of
  $24 including interest at 7-3/4% until October 3, 2011.                                2,287         2,385

Hampton Inn, Carlisle, Pennsylvania:
Note payable to a bank dated September 6, 1996 with monthly payments of $28 including interest at 8% until March 6, 2001. Thereafter, the rate is negotiated or prime rate plus 1%. Final payment is due
June 6, 2012.                                                                            2,739         2,848

Holiday Inn Express, New Columbia, Pennsylvania:
Note payable to a bank dated September 9, 1997 with monthly payments of $27 including interest at 8-1/2% until February 1, 2003.  Thereafter interest will be at the prime rate plus 1/4% as of January 1, 2003 and
January 1, 2008.  Final payment is due January 1, 2013.                                  2,613         1,000

Comfort Inn, West Hanover, Pennsylvania:
Note payable to a bank dated August 28, 1997, drawn May 8, 1998, with monthly payments of $23 including interest at 8.0% until May 28, 2003.
  Thereafter, the rate shall be annually adjusted at the prime rate.  Final
payment is due May 28, 2008.                                                             2,450            --

Holiday Inn Express, Harrisburg, Pennsylvania:
Note payable to a bank dated September 26, 1997 with monthly payments of $11 including interest at 8.35% until October 1, 2000. Thereafter, the rate is as negotiated or at prime plus 1%. Final payment is due
October 1, 2012.                                                                         1,071         1,110

Holiday Inn Express, Hershey, Pennsylvania:
Note payable to a bank dated December 30, 1996 with monthly payments of $27 including interest at 8.15% until December 31, 2001. Thereafter, the rate is as negotiated or prime plus 3/4%. Final payment is due
January 1, 2013.                                                                         2,682         1,342
                                                                                         -----         -----

TOTALS                                                                                 $19,578       $14,713
------                                                                                  =======       =======

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #6
[AMOUNTS IN THOUSANDS]



[4] MORTGAGES PAYABLE [CONTINUED]

        Substantially all the Combined Entities' mortgage indebtedness is collateralized by property and equipment and is personally guaranteed by the partners and stockholders of the Combined Entities. Certain of the hotel properties also collateralize lines of credit of a related party aggregating $7,500 and $500 at December 31, 1998 and 1997, respectively.

        At December 31, 1998 and 1997, the prime rate was 7.75% and 8.5%, respectively.

        As of December 31, 1998, aggregate annual principal payments for the five years following December 31, 1998, and thereafter are as follows:


Year ending
December 31,
------------
  1999                                                $      1,636
  2000                                                         878
  2001                                                         955
  2002                                                       1,260
  2003                                                       1,078
  Thereafter                                                13,771
                                                      ------------

  TOTAL                                               $     19,578
  -----                                               ============

[5] OWNERS' EQUITY

        The owners' equity of the Combined Entities by entity is as follows:


                                                                December 31,
                                                              1998        1997
                                                            -------     --------

244 Associates                                            $     527   $     542
844 Associates                                                  488         285
944 Associates                                                  133          29
1244 Associates                                                 228         373
1444 Associates                                               1,099         829
1644 Associates                                                 321         (72)
2144 Associates                                                 801         833
2244 Associates                                                 472         (54)
2544 Associates                                                 478         (60)
Hersha Enterprises                                              394         267
MEPS Associates                                                 204         170
Shree Associates                                                (31)         11
                                                          ---------   ---------

  TOTALS                                                  $   5,114   $   3,153
  ------                                                  =========   =========

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #7
[AMOUNTS IN THOUSANDS]




[6] INCOME TAXES

        Included in the Combined Entities for the years ended December 31, 1998, 1997 and 1996 is a corporation which computed its income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes at December 31, 1998 and 1997 was comprised of deferred tax assets of $10 and $20, respectively, representing net operating loss carryforwards, offset by full valuation allowances of $10 and $20, respectively. Under the transaction contemplated in connection with the proposed initial public offering, the net operating loss carryforwards will not be available to the Company.

        The Combined Entities neither incurred nor paid any income taxes during the periods presented.


[7] RELATED PARTY TRANSACTIONS

        At December 31, 1998 and 1997, the Combined Entities are indebted to various related entities, partners, and stockholders in the amount of $4,459 and $9,169, respectively. The loans carry interest ranging from 8.5% on short-term loans to 10.5% on longer term loans. Accrued interest payable was $54 and $153 at December 31, 1998 and 1997, respectively, and interest expense was $386, $533 and $316 for the years ended December 31, 1998, 1997 and 1996, respectively.

        At December 31, 1998 and 1997, various related entities, partners and stockholders are indebted to the Combined Entities in the amount of $103 and $268, respectively. The loans carry interest ranging from 0% on short-term loans to 9% on longer term loans. Accrued interest receivable was $1 and $1 at December 31, 1998 and 1997, respectively, and interest income was $6, $9 and $1 for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Combined Entities have paid or accrued $2,359, $9,433 and $856 during the years ended December 31, 1998, 1997 and 1996 to related entities for various hotel construction projects and interest costs during construction. Capitalized interest amounted to $63, $183 and $10 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Certain properties are managed by individual partners or related entities. Management fees paid to these individuals or related entities were $608, $272 and $97 during the years ended December 31, 1998, 1997 and 1996, respectively.

        A related entity rents office space in a hotel owned by the Combined Entities on a month to month basis. The Combined Entities received rent of $-0-and $30 for the years ended December 31, 1998 and 1997, respectively. The rent amount includes an allocation of certain related expenses.

        During the year ended December 31, 1996, the Combined Entities sold for $129, the book value of the assets, certain leasehold improvements to Mr. Hasu
P. Shah.

        On September 26, 1997, the Combined Entities acquired from Mr. Hasu P. Shah, the Holiday Inn Express in Harrisburg, Pennsylvania by paying off the $1,106 indebtedness on the property. Prior to the sale, the Combined Entities had rented the property from Mr. Hasu P. Shah under an informal rent arrangement. Rent paid to Mr. Hasu P. Shah was $48 and $267 for the years ended December 31, 1997 and 1996, respectively. Mr. Hasu P. Shah owns a parcel of land on which a hotel is situated for which no land rent is charged.

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #8
[AMOUNTS IN THOUSANDS]


[8] COMMITMENTS

        FRANCHISE AGREEMENTS - The Initial Hotels have executed franchise agreements that have initial lives ranging from 10 to 20 years but may be terminated by either party on certain anniversary dates specified in the agreements. In addition to initial fees totaling $374, which are being amortized over the franchise lives, the agreements require annual payments for franchise royalties, reservation, and advertising services which are based upon percentages of gross room revenue. Such fees were approximately $1,135, $779 and $524 for the years ended December 31, 1998, 1997, 1996, respectively. The Initial Hotels will continue to be operated under the franchise agreements.

        CONSTRUCTION IN PROGRESS - At December 31, 1998, the Combined Entities had commenced improvements of a hotel property in Harrisburg, Pennsylvania. These improvements involve the construction of offices and the installation of a sprinkler system for the entire property. Through December 31, 1998, the Combined Entities had incurred expenses of $235. The improvements are being contracted and funded through a related party and the total construction cost is expected to be approximately $425. At December 31, 1998, $235 was outstanding to a related party in relation to the construction project. Interest is payable on this amount at 9.5% per annum payable quarterly. There is no security provided against this loan.

        At December 31, 1997, the Combined Entities had future obligations under various hotel construction project in the amount of $255. Through December 31, 1997, the Combined Entities had incurred expenses of $1,412 in connection with the construction of a hotel property in Harrisburg, Pennsylvania. The construction is being contracted and funded through a related party and the total construction cost is expected to be approximately $3,100. The Combined Entities have obtained a construction/term loan in the amount of $2,500 under which no borrowings are outstanding at December 31, 1997. The loan bears interest at 8% for 5 years and 9 months and the Wall Street Journal prime rate thereafter through maturity 10 years and 9 months from inception. The loan is collateralized by the property and is guaranteed by certain partners, stockholders, Combined Entities and related parties. Construction of the property was completed and the property opened for business May 15, 1998.

[9] FAIR VALUE OF FINANCIAL INSTRUMENTS

        At December 31, 1998 and 1997, financial instruments include cash and cash equivalents, accounts receivable, accounts payable, loans to and from related parties and mortgage payables. The fair values of cash, accounts receivable and accounts payable approximate carrying value because of the short-term nature of these instruments. Loans to and from related parties carry interest at rates that approximate the Combined Entities' borrowing cost. The fair value of mortgages payable approximates carrying value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

[10] SUBSEQUENT EVENTS

        On January 1, 1999, the Combined Entities transferred all management operations to the Lessee.

        In January 1999, the Company completed its offering of common stock whereby a total of 2.275 million common shares, including the underwriters over allotment, were issued. Concurrent with the offering, certain assets and partnership interests of the Combined Entities were exchanged for 4,032,431 units representing a 63.93% limited partnership interest in the Partnership.

COMBINED ENTITIES - INITIAL HOTELS


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998. [IN THOUSANDS]





                                                                     COST CAPITALIZED       GROSS AMOUNTS AT
                                                                       SUBSEQUENT TO         WHICH CARRIED AT           ACCUMULATED
                                              INITIAL COST              ACQUISITION          CLOSE OF PERIOD           DEPRECIATION
                                              BUILDINGS AND            BUILDINGS AND          BUILDINGS AND            BUILDINGS AND
DESCRIPTION         ENCUMBRANCES      LAND    IMPROVEMENTS   LAND      IMPROVEMENTS   LAND    IMPROVEMENTS      TOTAL   IMPROVEMENTS
-----------         ------------      ----    -----------    ----    --------------- -----   ----------------   -----  -------------


Holiday Inn,
  Harrisburg, PA         $ 3,379    $   412     $  1,234   $    --      $ 1,593     $   412      $ 2,827       $ 3,239    $   300
Holiday Inn,
  Milesburg, PA              835         42        1,158        --          784          42        1,942         1,984        499
Holiday Inn Express,
  New Columbia, PA         2,613         94        2,510        --           98          94        2,608         2,702         71
Holiday Inn Express,
  Harrisburg, PA           1,071        256          850        --          244         256        1,094         1,350         39
Holiday Inn Express,
  Hershey, PA              2,682        426        2,645        --           40         426        2,685         3,111         84
Clarion Suites,
  Philadelphia, PA         1,522        262        1,049       150          817         412        1,866         2,278        188
Comfort Inn,
  Harrisburg, PA           2,450         --        2,720        --           --          --        2,720         2,720         43
Comfort Inn,
  Denver, PA                 419         --          782        --          327          --        1,109         1,109        244
Hampton Inn,
  Selinsgrove, PA          2,287        157        2,511        --            6         157        2,517         2,674        151
Hampton Inn,
  Carlisle, PA             2,739        300        3,109        --           12         300        3,121         3,421        123
                         -------    -------     --------  --------       -------     -------      -------      --------     -------
                         $19,997    $ 1,949     $ 18,568   $   150      $ 3,921     $ 2,099      $22,489       $24,588    $ 1,742
                         =======    =======     ========  ========      =======     =======      =======      ========      ======






                                                       LIFE
                           NET                       UPON WHICH
                       BOOK VALUE                   LATEST INCOME
                       BUILDINGS AND    DATE OF     STATEMENT IS
DESCRIPTION            IMPROVEMENTS   ACQUISITION     COMPUTED
-----------            -------------  ------------  --------------


Holiday Inn,
  Harrisburg, PA        $ 2,939        12/15/94        15 to 40
Holiday Inn,
  Milesburg, PA           1,471        08/15/85        15 to 40
Holiday Inn Express
  New Columbia, PA        2,632        12/01/97        15 to 40
Holiday Inn Express
  Harrisburg, PA          1,312        06/15/84        15 to 40
Holiday Inn Express
  Hershey, PA             3,027        10/01/97        15 to 40
Clarion Suites,
  Philadelphia, PA        2,090        06/30/95        15 to 40
Comfort Inn,
  Harrisburg, PA          2,677        05/15/98        15 to 40
Comfort Inn,
  Denver, PA                865        01/01/88        15 to 40
Hampton Inn,
  Selinsgrove, PA         2,523        09/12/96        15 to 40
Hampton Inn,
  Carlisle, PA            3,298        06/01/97        15 to 40
                        -------
                        $22,846
                        =======

COMBINED ENTITIES - INITIAL HOTELS

NOTES TO SCHEDULE III
[IN THOUSANDS]







[A]   Reconciliation of Real Estate:
                                                             1998           1997         1996
                                                            -------        -------      -------


      Balance at Beginning of Year                      $   19,276      $   9,950     $  6,354

      Additions During Year                                  3,213          9,369        3,725

      Deletions During Year                                     --            (43)        (129)
                                                        ----------      --------       -------

      Balance at End of Year                            $   22,489      $  19,276     $  9,950
                                                        ==========      =========     ========

[B]   Reconciliation of Accumulated Depreciation:

      Balance at Beginning of Year                      $    1,141      $     834     $    614
      Depreciation for the Year                                601            307          220
      Accumulated Depreciation on Deletions                     --             --           --
                                                        ----------      ---------     --------

      Balance at End of Year                            $    1,742      $   1,141     $    834
                                                        ==========      =========     ========


[C] The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $21,482.

[D]   Depreciation is computed based upon the following useful lives:

      Buildings and Improvements                        15 to 40 years

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Hersha Hospitality Trust,
                                        a Maryland real estate investment trust
                                        (Registrant)


                                        By:  /s/ Hasu P. Shah
                                             ------------------------------
                                             Hasu P. Shah
                                             Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on the 31st day of March, 1999 in the capacities indicated.




Signature                                             Title
---------                                             -----

/s/ Hasu P. Shah
---------------------------------                      Chairman of the Board of Trustees,
    Hasu P. Shah                                       Chief Executive Officer and Trustee
                                                       (Principal Executive Officer)


/s/ Kiran P. Patel
---------------------------------                      Chief Financial Officer and Secretary
    Kiran P. Patel                                     (Principal Financial and Accounting Officer)

/s/ Bharat C. Mehta
---------------------------------                      Trustee
    Bharat C. Mehta

/s/ K.D. Patel
---------------------------------                      Trustee
    K.D. Patel

/s/ L. McCarthy Downs, III
---------------------------------                      Trustee
    L. McCarthy Downs, III

/s/ Everette G. Allen, Jr.
--------------------------------                       Trustee
    Everette G. Allen, Jr.


_________________________________                      Trustee
    Thomas S. Capello

/s/ Mark R. Parthemer
---------------------------------                      Trustee
    Mark R. Parthemer


                                  Exhibit Index
                                  -------------





Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.





3.1              Amended and Restated Declaration of Trust of the Registrant
3.2              Bylaws of the Registrant
4.1              Form of Common Share Certificate
10.1             Form of First Amended and Restated  Agreement of Limited  Partnership of Hersha
                 Hospitality Limited Partnership
10.2             Contribution  Agreement,  dated as of June 3,  1998,  between  Hasu P. Shah and
                 Bharat C. Mehta, as Contributor,  and Hersha Hospitality  Limited  Partnership,
                 as Acquiror.
10.3             Contribution  Agreement,  dated as of June 3, 1998,  between Shree  Associates,
                 JSK Associates,  Shanti Associates,  Shreeji Associates,  Kunj Associates, Devi
                 Associates,  Neil H. Shah, David L. Desfor,  Madhusudan I. Patni, Manhar Gandhi
                 and  Shreenathji  Enterprises,  Ltd., as  Contributor,  and Hersha  Hospitality
                 Limited Partnership, as Acquiror.
10.4             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti Associates,  Shreeji Associates,  Kunj Associates, Devi Associates, Neil
                 H. Shah, David L. Desfor and Shreenathji Enterprises,  Ltd. as Contributor, and
                 Hersha Hospitality Limited Partnership, as Acquiror.
10.5             Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as
`                Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.6             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti Associates,  Shreeji Associates, Kunj Associates, Neil H. Shah, David L.
                 Desfor,  Madhusudan I. Patni, Manhar Gandhi and Shreenathji Enterprises,  Ltd.,
                 as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.7             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti  Associates,   Shreeji  Associates,   Kunj  Associates,  Neil  H.  Shah,
                 Madhusudan I. Patni and  Shreenathji  Enterprises,  Ltd., as  Contributor,  and
                 Hersha Hospitality Limited Partnership, as Acquiror.
10.8             Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.9             Contribution  Agreement,  dated as of June 3,  1998,  between  JSK  Associates,
                 Shanti Associates,  Shreeji Associates, Kunj Associates, Neil H. Shah, David L.
                 Desfor  and  Shreenathji   Enterprises,   Ltd.,  as  Contributor,   and  Hersha
                 Hospitality Limited Partnership, as Acquiror.
10.10            Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.11            Contribution Agreement,  dated as of June 3, 1998, between 144 Associates,  344
                 Associates, 544 Associates and 644 Associates,  Joint Tenants Doing Business as
                 2544 Associates,  as Contributor,  and Hersha Hospitality Limited  Partnership,
                 as Acquiror.
10.12            Contribution Agreement dated June 3, 1998, between Shree Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.13            Contribution Agreement dated June 3, 1998, between 2144
                 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as
                 Acquiror.
10.14            Contribution  Agreement  dated  June  3,  1998,  between  144  Associates,  344
                 Associates, 544 Associates and 644 Associates,  Joint Tenants Doing Business as
                 2544 Associates,  as Contributor,  and Hersha Hospitality Limited  Partnership,
                 as Acquiror.
10.15            Contribution  Agreement,  dated June 3, 1998,  between Shree  Associates,  Devi
                 Associates,   Shreeji   Associates,   Madhusudan   I.  Patni  and   Shreenathji
                 Enterprises,  Ltd., as Contributor, and Hersha Hospitality Limited Partnership,
                 as Acquiror.
10.16            Contribution Agreement, dated June 3, 1998, between Shree Associates, as
                 Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.17            Form of Ground Lease
10.18            Form of Percentage Lease
10.19            Option Agreement,  dated June 3, 1998,  between Hasu P. Shah, Jay H. Shah, Neil
                 H. Shah, Bharat C. Mehta, Kanti D. Patel,  Rajendra O. Gandhi,  Kiran P. Patel,
                 David L. Desfor,  Madhusudan I. Patni and Manhar Gandhi, and Hersha Hospitality
                 Limited Partnership.
10.19(a)         Amendment to Option  Agreement,  dated December 4, 1998,  between Hasu P. Shah,
                 Jay H.  Shah,  Neil H. Shah,  Bharat C.  Mehta,  Kanti D.  Patel,  Rajendra  O.
                 Gandhi,  Kiran P.  Patel,  David L.  Desfor,  Madhusudan  I.  Patni and  Manhar
                 Gandhi, and Hersha Hospitality Limited Partnership.
10.20            Administrative Services Agreement, dated January 26, 1999, between Hersha
                 Hospitality Trust and Hersha Hospitality Management, L.P.
10.21            Warrant Agreement,  dated January 26, 1999, between Anderson & Strudwick,  Inc.
                 and Hersha Hospitality Trust.
10.22            Warrant  Agreement,  dated June 3, 1998,  between  2744  Associates,  L.P.  and
                 Hersha Hospitality Limited Partnership.
10.23            Hersha Hospitality Trust Option Plan
10.24            Hersha Hospitality Trust Non-Employee Trustees' Option Plan
24.1             Power of Attorney (included on signature page)
27.1             Financial Data Schedule for the Year Ended December 31, 1998
