Form 10-Q
period 1999-03-31
HERSHA HOSPITALITY TRUST
filed 1999-05-17
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURTIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

               148 SHERATON DRIVE, BOX A
              NEW CUMBERLAND, PENNSYLVANIA                        17070
 (Address of Registrant's Principal Executive Offices)         (Zip Code)


       Registrant's telephone number, including area code: (717) 770-2405


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 1999, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

                            HERSHA HOSPITALITY TRUST

                                      INDEX


                                                                                                            FORM 10-Q
                                                                                                             REPORT
ITEM NO.                                                                                                      PAGE
--------                                                                                                      ----
PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements............................................................................1
                  Hersha Hospitality Trust
                  Consolidated Balance Sheets as of March 31, 1999 [Unaudited] and December 31, 1998..............1
                  Consolidated Statement of Operations for the three months ended March 31, 1999 [Unaudited]......2
                  Consolidated Statement of Cash Flows for the three months ended March 31, 1999 [Unaudited]......3
                  Notes to Consolidated Financial Statements......................................................5
                  Hersha Hospitality Management, L.P.
                  Balance Sheets as of March 31, 1999 [Unaudited] and December 31, 1998......................... 13
                  Statement of Operations for the three months ended March 31, 1999 [Unaudited]................. 14
                  Statement of Cash Flows for the three months ended March 31, 1999 [Unaudited]..................15
                  Notes to Financial Statements................................................................. 16
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........19
                  Three Months Ended March 31, 1999, Results of Operations.......................................19
                  Liquidity and Capital Resources................................................................20
                  Inflation......................................................................................21
                  Seasonality....................................................................................21
                  Year 2000 Compliance...........................................................................21
                  Subsequent Events..............................................................................22
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................22
PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings..............................................................................22
         Item 2. Changes in Securities and Use of Proceeds.......................................................22
         Item 3. Defaults Upon Senior Securities.................................................................23
         Item 4. Submission of Matters to a Vote of Security Holders.............................................23
         Item 5. Other Information...............................................................................23
         Item 6. Exhibits and Reports on Form 8-K................................................................23
                  (a) Exhibits...................................................................................23
                  (b) Reports on Form 8-K........................................................................23

         PART I.  FINANCIAL INFORMATION


         ITEM 1.   FINANCIAL STATEMENTS


HERSHA HOSPITALITY TRUST
CONSOLIDATED BALANCE SHEETS (1)
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]


                                                                                             MARCH 31,
                                                                                               1999          DECEMBER 31,
                                                                                            [UNAUDITED]          1998
                                                                                            -----------      ------------

ASSETS:
   Investment in Hotel Properties, Net of Accumulated Depreciation                     $          39,991    $          --
   Cash and Cash Equivalents                                                                       1,935               --
   Lease Payments Receivable                                                                       1,145               --
   Intangibles, Net of Accumulated Amortization                                                    1,593               --
   Other Assets                                                                                      338               --
                                                                                       -----------------  ---------------

   TOTAL ASSETS                                                                        $          45,002  $            --
                                                                                       =================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Mortgages Payable                                                                   $          14,582  $            --
   Dividends Payable                                                                                 296               --
   Accounts Payable and Accrued Expenses                                                             208               --
                                                                                       -----------------  ---------------

   TOTAL LIABILITIES                                                                              15,086               --
                                                                                       -----------------  ---------------

MINORITY INTEREST                                                                                 17,944               --
                                                                                       -----------------  ---------------

COMMITMENTS AND CONTINGENCIES                                                                         --               --

SHAREHOLDERS' EQUITY:
   Preferred Shares, $.01 par value, 10,000,000 Shares Authorized,
     None Issued and Outstanding                                                                      --               --

   Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares
     Authorized, 2,275,000 and -0- Shares Issued and Outstanding at March 31,
     1999 and December 31, 1998,
     Respectively                                                                                     23               --

   Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, -0-
     and 100 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, Respectively                                               --               --

   Additional Paid-in Capital                                                                     11,968               --

   Distributions in Excess of Net Earnings                                                           (19)              --
                                                                                       ------------------ ---------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $          45,002  $            --
                                                                                       =================  ===============

(1) Operations commenced on January 26, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 [UNAUDITED](1)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



REVENUE:
   Percentage Lease Revenue                               $         1,145
   Other Revenue                                                       39
                                                          ---------------

   TOTAL REVENUE                                                    1,184
                                                          ---------------
EXPENSES:

  Interest                                                            266
  Land Lease                                                            4
  Real Estate and Personal
   Property Taxes and Insurance                                        91
  General and Administrative                                           78
  Depreciation and Amortization                                       336
                                                           --------------
   TOTAL EXPENSES                                                     775
                                                           --------------
INCOME BEFORE MINORITY INTEREST                                       409

INCOME ALLOCATED TO MINORITY INTEREST                                 132

   NET INCOME                                             $           277
                                                          ===============

   BASIC EARNINGS PER COMMON SHARE                        $          0.12
                                                           ==============

   DILUTED EARNINGS PER COMMON SHARE                      $          0.07
                                                           ==============

WEIGHTED AVERAGE SHARES:

   Basic                                                        2,275,000

   Diluted                                                      6,307,431 (2)


(1) Operations commenced on January 26, 1999.

(2) Includes 4,032,431 units which are redeemable on a one-for-one basis for Class B common shares.

    The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 [UNAUDITED] (1)
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]



OPERATING ACTIVITIES:
   Net Income                                                 $           277
                                                              ---------------
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
     Depreciation and Amortization                                        336
     Income Allocated to Minority Interest                                132

   Change in Assets and Liabilities:
     (Increase) Decrease in:
       Lease Payments Receivable                                       (1,145)
       Other Assets                                                      (338)
     Increase (Decrease):
       Accounts Payable and Accrued Expenses                              208
                                                               --------------
     Total Adjustments                                                   (807)
                                                               --------------
   NET CASH USED IN OPERATING ACTIVITIES                                 (530)

INVESTING ACTIVITIES:
   Purchase of Hotel Property Assets                                     (245)
   Purchase of Intangible Assets                                         (582)
                                                               --------------
   NET CASH USED IN INVESTING ACTIVITIES                                 (827)

FINANCING ACTIVITIES:
   Net Proceeds from Issuance of Stock                                 11,991
   Principal Repayments of Mortgages Payable                           (4,964)
   Repayment of Related Party Loans                                    (3,735)
                                                              ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,292

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,935

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             -
                                                              ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $         1,935
                                                              ===============


(1)      Operations commenced on January 26, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid During the Period:
     Interest                                          $  241

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We have acquired an Investment in Hotel Properties with an approximate value, at the commencement of operations, of $40,307 in exchange for (i) 4,032,321 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common shares with a value of approximately $24.2 million based on the initial offering price and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels and approximately $2.6 million was repaid prior to March 31, 1999.

On March 31, 1999, we declared a $.13 per Class A Common Share dividend which was paid on April 30, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



[1] ORGANIZATION AND BASIS OF FINANCIAL PRESENTATION

Hersha Hospitality Trust was formed in May 1998 to acquire equity interests in ten existing hotel properties. We are a self-administered, Maryland real estate investment trust and expect to qualify as a real estate investment trust for federal income tax purposes. On January 26, 1999, we completed an initial public offering of 2,275,000 shares of $.01 par value Priority Class A Common Shares. The offering price per share was $6 resulting in gross proceeds of $13,650. Net of underwriters discount and offering expenses, we received net proceeds of $11,991.

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership in exchange for a 36.1% general partnership interest in the partnership. The partnership used these proceeds to acquire an equity interest in ten hotels through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The partnership acquired these hotels in exchange for (i) units of limited partnership interest in the partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the offering price in the initial pubic offering, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Hasu P. Shah and certain affiliates received units of limited partnership interests in the partnership aggregating a 63.9% equity interest in the partnership. The partnership owns a 99% general partnership interest and we own a 1% limited partnership interest in the subsidiary partnerships. We began operations on January 26, 1999, therefore, the historical financial statements include activity from January 26, 1999 to March 31, 1999.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated balance sheet has been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the partnership and the subsidiary partnerships and all intercompany amounts have been eliminated in consolidation.

INVESTMENT IN HOTEL PROPERTIES - Investment in hotel properties are stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method for buildings and improvements and accelerated methods for furniture and equipment acquired prior to the year ended December 31, 1997 and the straight line method thereafter.

The estimated lives used to depreciate the hotel properties are as follows:

Building and Improvements                                15 to 40 Years
Furniture and Fixtures                                     5 to 7 Years

IMPAIRMENT OF LONG-LIVED ASSETS - Long-Lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

INTANGIBLE ASSETS - Intangible assets are carried at cost and consist of property settlement charges, franchise transfer fees and goodwill. Amortization is computed using the straight-line method based upon the life of the property or terms of the franchise agreements which range from 5 to 40 years, and over a 15 year period for goodwill.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

REVENUE RECOGNITION - Percentage lease income is recognized when earned from the lessee under the agreements from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term.

INCOME TAXES - We intend to qualify as a real estate investment trust under
Section 856 and 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

MINORITY INTEREST - Minority interest in the partnership represents the limited partners proportionate share of the equity of the Partnership. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

EARNINGS PER COMMON SHARE - We compute earnings per share in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share."

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and replaces its primary earnings per share with new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earning per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the option or warrants.

Potential future dilutive securities include 4,032,431 shares issuable under limited partnership units and 533,975 shares issuable under outstanding options.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentration of credit risk include cash and cash equivalents and rent receivable arising from its normal business activities. We place our cash with high credit quality financial institutions. We do not require collateral to support our financial instruments.

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

STOCK BASED COMPENSATION - We account for employee stock-based compensation under the intrinsic value based method as prescribed by Accounting Principles Board ["APB"] Opinion No. 25. We apply the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to non-employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

DISTRIBUTIONS - We intend to pay regular quarterly dividends which are initially dependent upon receipt of distributions from the partnership. On March 31, 1999, we declared a $.13 per Class A Common Share dividend which was paid on April 30, 1999. The first quarterly dividend represents an annualized rate of $.18 per quarter. The dividend for the first quarter is prorated to cover the period from the closing of the initial public offering on January 26, 1999 to March 31, 1999.

[3] COMMITMENTS AND CONTINGENCIES

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $.72 per share on a cumulative basis and shares equally in additional dividends after the Class B Common Shares have received $.72 per share in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The Priority period of the Class A Shares will commence on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

In conjunction with the initial public offering, the partnership acquired the ten hotels and entered into percentage lease agreements with Hersha Hospitality Management L.P. Under the percentage leases, the partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

Pursuant to the Hersha Hospitality Limited Partnership Agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners over time periods ranging from one to two years from January 26, 1999. At March 31, 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,032,431. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the partnership, which is the sole general partner in the subsidiary partnerships and, as such, are liable for all recourse debt of the partnership to the extent not paid by the partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have entered into percentage leases relating to each of the hotels with the lessee. Each percentage lease will have an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for these hotels may be extended for an additional five-year term at the lessee's option. At the end of the first extended term, the lessee, at its option, may extend some or all of the percentage leases for these hotels for an additional five-year term. Pursuant to the terms of the percentage leases, the lessee is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



[3] COMMITMENTS AND CONTINGENCIES [CONTINUED]

We have future lease commitments from the lessee through January 2004. Minimum future rental income under these noncancellable operating leases at December 31, 1998, is as follows:

1999                             $          4,767
2000                                        4,495
2001                                        3,140
2002                                        3,075
2003                                        3,075
Thereafter                                    256
                                 ----------------

   TOTAL                         $         18,806
   -----                         ================

For the period January 26, 1999 through March 31, 1999, we earned initial fixed rents of $630 and earned percentage rents of $515.

The hotel properties are operated under franchise agreements assumed by the lessee that have 10 to 20 year lives but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services, which are based upon percentages of gross room revenue. These fees are paid by the lessee.

[4] STOCK OPTION PLANS

[A] Prior to the initial public offering, we adopted the Option Plan. The Option Plan is administered by the Compensation Committee of the Board of Trustees, or its delegate.

Our officers and other employees generally are eligible to participate in the Option Plan. The administrator of the plan selects the individuals who participate in the Option Plan.

The Option Plan authorizes the issuance of options to purchase up to 650,000 Class B Common Shares and Subordinated Units. The Option Plan provides for the grant of (i) options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) options not intended to so qualify. Options under the option plan may be awarded by the administrator of the Option Plan, and the administrator will determine the option exercise period and any vesting requirements. The options granted under the Option Plan will be exercisable only if (i) we obtain a per share closing price on the Common Shares of $9.00 or higher for 20 consecutive trading days and (ii) the closing price per Common Share for the prior trading day was $9.00 or higher. In addition, no option granted under the option plan may be exercised more than five years after the date of grant. The exercise price for options granted under the option plan will be determined by the Compensation Committee at the time of grant.

No option award may be granted under the Option Plan more than ten years after the date the Board of Trustees approved such plan The Board may amend or terminate the Option Plan at any time, but an amendment will not become effective without shareholder approval if the amendment (i) increases the number of shares that may be issued under the Option Plan, (ii) materially changes the eligibility requirements or (iii) extends the length of the Option Plan. No amendment will affect a participant's outstanding award without the participant's consent.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[4] STOCK OPTION PLANS [CONTINUED]

We issued options to purchase 499,975 Class B Common Shares and units under the Option Plan. The options were issued to non-employees and are exercisable at $9.00 per share. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.


[B] Prior to the initial public offering, the Board of Trustees also adopted, and our sole shareholder approved, the Trustees' Plan to provide incentives to attract and retain independent Trustees. The Trustees' Plan authorizes the issuance of up to 200,000 Class B Common Shares. The Trustees' Plan provides for, in the event the Class B Common Shares are converted into another of our securities, the issuance of equivalent amounts of such security and options to purchase such security into which the Class B Common Shares are converted.

Under the Trustees' Plan, we granted a nonqualified option for Class B Common Shares to our independent trustees who were members of the Board on the effective date of the initial public offering. The exercise price of each such option is equal to the offering price. Each such option shall become exercisable over the particular Trustee's initial term, provided that the Trustee is a member of the Board on the applicable date. An option granted under the Trustees' Plan will be exercisable only if (i) we obtain a per share closing price on the Priority Common Shares of $9.00 for 20 consecutive trading days and
(ii) the per share closing price on the Priority Common Shares for the prior trading day was $9.00 or higher. Options issued under the Trustees' Plan are exercisable for five years from the date of grant.

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

We issued, options to purchase 34,000 Class B common shares under the Trustees' Plan. The options were issued to non-employees and are exercisable at $9.00 per share. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.

[5] EARNINGS PER SHARE
                                                           Three months ended
                                                             March 31, 1999
                                                             --------------

Net Income for Basic Earnings Per Share                                 $277

Add:  Income Attributable to Minority Interest                           132
                                                                         ---

NET INCOME FOR DILUTED EARNINGS PER SHARE                               $409
-----------------------------------------                               ====

Weighted Average Shares for Basic Earnings Per Share               2,275,000

Dilutive Effect of Limited Partnership Units                       4,032,431
                                                                   ---------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE             6,307,431
------------------------------------------------------             =========
                                       9

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[5] EARNINGS PER SHARE [CONTINUED]

Options to purchase 533,975 shares of Class B common shares for the three months ended March 31, 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

[6] NEW AUTHORITATIVE PRONOUNCEMENTS

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. We do not currently have any derivative instruments and are not currently engaged in any hedging activities.

On March 31, 1999, the FASB released a proposal for public comment that would resolve certain practice issues raised when accounting for stock options. Since the issuance of APB Opinion 25, "Accounting for Stock Issued to Employees," questions have surfaced about its application and differing practices have developed. The FASB's broad reconsideration of the stock compensation issue culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. SFAS No. 123 permits the continued application of APB Opinion 25 for employees. However, questions remain about the proper application of APB Opinion 25 in a number of circumstances. The FASB's proposed Interpretation would clarify how to apply APB Opinion 25 in certain situations.

The proposed Interpretation includes the following conclusions:

o Once an option is repriced, that option must be accounted for as a variable plan from the time it is repriced to the time it is exercised. Consequently, the final measurement of compensation expense would occur at the date of exercise.

o Employees would be defined as they are under common law for purposes of applying APB Opinion 25.

o APB Opinion 25 does not apply to outside directors because, by definition, an outside director cannot be an employee. Accordingly, the cost of issuing stock options to outside board members will have to be determined on a fair value basis in accordance with SFAS No. 123, and recorded as an expense in the period of the grant (the service period could be prospective, however).

o Since APB Opinion 25 was issued in 1972, the terms of many "section 423" tax plans have changed from those in existence at the time. Many of those plans now provide that employees can purchase an employer's stock at the lesser of 85 percent of the stock price at the date of grant or 85 percent of the price at the date of exercise. This provision is refereed to as a "look-back" option. The FASB decided that plans with a look-back option do not," in and of themselves, create a compensatory plan.

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[6] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's Consolidation financial statements.

The FASB's proposed Interpretation would be effective upon issuance, which is expected in September 1999, but generally would cover plan grants and modifications that occur after December 25, 1998.

 [7] PRO FORMA INFORMATION

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the partnership and the commencement of the percentage leases had occurred on January 1, 1999 and 1998, respectively. The unaudited pro forma condensed statements of operations is not necessarily indicative of what actual results of our operations would have been assuming such operations had commenced as of January 1, 1999 and 1998, respectively, nor does it purport to represent the results of operations for future periods.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               [IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
                                   [UNAUDITED]


REVENUE:                                                                            1999             1998
                                                                                 -------------    ------------
         Percentage Lease Revenue                                                    $  1,608        $  1,483
         Other Revenue                                                                     58              51
                                                                                 -------------    ------------
         Total Revenue                                                                  1,666           1,534
                                                                                 -------------    ------------

EXPENSES:
         Interest                                                                         266             271
         Real Estate and Personal Property Taxes and Insurance                            137             111
         General and Administrative                                                       117             115
         Depreciation and Amortization                                                    504             405
                                                                                 -------------    ------------
TOTAL EXPENSES                                                                          1,024             902
                                                                                 -------------    ------------

Income Before Allocation to Minority Interest                                             642             632

Income Allocated to Minority Interest                                                     276             253

                                                                                 -------------    ------------

         Net Income                                                                   $   366         $   379
                                                                                 =============    ============

         Basic Earning Per Common Share                                                   .16             .17
                                                                                 =============    ============

         Diluted Earning Per Common Share                                                 .10             .10
                                                                                 =============    ============

         Weighted Average for Basic Earnings Per Share                              2,275,000       2,275,000

         Weighted Average Shares for Diluted Earnings Per Share                     6,307,431       6,307,431

HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[8] UNAUDITED INTERIM INFORMATION

The accompanying financial statements have been prepared in accordance with the instruction to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1998.


                                 . . . . . . . .

HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS(1)
[IN THOUSANDS]



                                                                              MARCH 31,
                                                                                1999            DECEMBER 31,
                                                                             [UNAUDITED]            1998
                                                                           --------------      ---------------
CURRENT ASSETS:
   Cash and Cash Equivalents                                                  $      33             $     -
   Accounts Receivable                                                              684                   -
   Prepaid Expenses                                                                 117                   -
   Due from Related Parties                                                         583                   -
   Other Assets                                                                      52                   -
                                                                           -------------         -----------
TOTAL CURRENT ASSETS                                                              1,469                   -

CONSTRUCTION IN PROGRESS                                                            456                   -
                                                                           -------------         -----------
TOTAL ASSETS                                                                  $   1,925             $     -
                                                                           =============         ===========
LIABILITIES AND PARTNERS' CAPITAL [DEFICIT]:

CURRENT LIABILITIES:
   Accounts Payable                                                           $     412             $     -
   Accrued Expenses                                                                 330                   -
   Other Liabilities                                                                301                   -
   Lease Payments Payable                                                         1,145                   -
                                                                           -------------         -----------
   TOTAL CURRENT LIABILITIES                                                      2,188                   -

   COMMITMENTS                                                                        -                   -

   PARTNERS' CAPITAL [DEFICIT]                                                     (263)                  -
                                                                           -------------         -----------
   TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $    1,925             $     -
                                                                           =============         ===========



(1) Operations commenced on January 1, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999. [IN THOUSANDS] (1)



REVENUES FROM HOTEL OPERATIONS:
   Room Revenue                                          $    3,550
   Restaurant Revenue                                           494
   Other Revenue                                                250
                                                         ----------

   TOTAL REVENUES FROM HOTEL OPERATIONS                       4,294
                                                         ----------
EXPENSES:
   Hotel Operating Expenses                                   1,845
   Restaurant Operating Expenses                                352
   Advertising and Marketing                                    178
   General and Administrative                                   588
   General and Administrative - Related Parties                 449
   Lease Payments                                             1,145
                                                         ----------

   TOTAL EXPENSES                                             4,557
                                                         ----------
   NET LOSS                                              $     (263)
                                                         ===========

(1)      Operations commenced on January 1, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999. [IN THOUSANDS] (1)



OPERATING ACTIVITIES:
   Net Income                                         $  (263)
                                                      --------
   Adjustments to Reconcile Net Income to Net Cash

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                               (684)
       Prepaid Expenses                                  (117)
       Other Assets                                       (52)

     Increase (Decrease) in:
       Accounts Payable                                   412
       Lease Payments Payable                           1,145
       Accrued Expenses                                   330
       Other Liabilities                                  301
                                                      -------

     Total Adjustments                                  1,335
                                                      -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES            1,072

INVESTING ACTIVITIES:
   Improvements and Additions                            (456)
                                                      -------
   NET CASH USED IN INVESTING ACTIVITIES                 (456)
                                                      --------

FINANCING ACTIVITIES:
   Advances to Affiliates                                (983)
   Repayment of Advance from Partners                     400
                                                      -------
   NET CASH USED IN FINANCING ACTIVITIES                 (583)
                                                      --------

   NET INCREASE IN CASH AND CASH EQUIVALENTS               33

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             0
                                                      -------

   CASH AND CASH EQUIVALENTS - END OF PERIOD          $    33
                                                      =======


(1)      Operations commenced on January 1, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS
[IN THOUSANDS]


[1] ORGANIZATION

Hersha Hospitality Management, L.P., the lessee of our hotels, was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership. The lessee is owned by Mr. Hasu P. Shah and certain affiliates some of whom have ownership interests in these hotels. The lessee also manages certain other properties owned by Mr. Hasu P. Shah and affiliates which are not owned by the partnership. The lessee commenced operations on January 1, 1999.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES - Inventories, consisting primarily of food and beverages and which are included in prepaid expenses and other assets, are stated at the lower of cost [generally, first-in, first-out] or market.

ACCOUNTS RECEIVABLE - The lessee considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

REVENUE RECOGNITION - Revenue is recognized as earned which is generally when a guest occupies a room and utilizes the hotel's services.

INCOME TAXES - The lessee as a partnership is not subject to federal and state income taxes, however, it must file informational income tax returns and the partners must take their respective portion of the items of income or loss into consideration when filing their respective returns.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the lessee to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The lessee places their cash with high credit quality financial institutions. The lessee does not require collateral to support its financial instruments.

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

ADVERTISING AND MARKETING - Advertising costs are expensed as incurred. In connection with its franchise agreements, a portion of the franchise fees paid is for marketing services. Payments under these agreements related to marketing services are included in advertising and marketing.

[3] COMMITMENTS

The lessee has entered into percentage leases with us. Each percentage lease will have an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for the hotels may be extended for an additional five-year term at the lessee's option. At the end of the first extended term, the lessee, at its option, may extend some or all of the percentage leases for the hotels for an additional five-year term. Pursuant to the terms of the percentage leases, the lessee is required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS
[IN THOUSANDS]


[3] COMMITMENTS [CONTINUED]

threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent, (iii) a percentage of room revenues in excess of the incentive threshold amount and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The lessee also will be obligated to pay certain other amounts, including interest accrued on any late payments or charges. The lessee is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses. The leases commenced on January 26, 1999.

Minimum future lease payments due during the noncancellable portion of the leases as of December 31, 1998 is as follows:

1999                                   $4,767
2000                                    4,495
2001                                    3,140
2002                                    3,075
2003                                    3,075
Thereafter                                256
                                     --------

   TOTAL                              $18,806
   -----                             ========

The lessee will assume the rights and obligations under the terms of existing franchise licenses relating to the hotels upon acquisition of the hotels by the partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue.

The lessee provides certain administrative services to the partnership for an annual fee of $55,000 plus $10,000 per hotel.

For the three months ended March 31, 1999, the lessee incurred lease expense of $1,145. As of March 31, 1999, the amount due to the partnership for lease payments was $1,145.

[4] PRO FORMA FINANCIAL INFORMATION [UNAUDITED]

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the partnership and the commencement of the percentage leases had occurred on January 1, 1999 and 1998, respectively. The unaudited pro forma condensed statements of operations is not necessarily indicative of what actual results of operations of the lessee would have been assuming such operations had commenced as of January 1, 1999 and 1998, respectively, nor does it purport to represent the results of operations for future periods.
                                       17

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS
[IN THOUSANDS]



[4] PRO FORMA FINANCIAL INFORMATION [UNAUDITED]


                  Pro Forma Condensed Statements of Operations
               For the three months ended March 31, 1999 and 1998
                                 [In Thousands]
                                   [Unaudited]
                                   -----------

                                                                         1999 (1)            1998
                                                                         --------            ----
Revenue from Hotel Operations:
   Room Revenue                                                       $     3,550       $   2,572
   Food & Beverage                                                            494             432
   Telephone and Other                                                        250             139
                                                                      -----------        --------
     Total Revenue from Hotel Operations                                    4,294           3,143

Expenses:
   Hotel Operating Expenses                                                 1,845           1,283
   Restaurant Operating Expenses                                              352             243
   Advertising and Marketing                                                  178             152
   General and Administrative                                                 588             500
   General and Administrative - Related Parties                               151              75
   Lease Payments                                                           1,608           1,483
                                                                      -----------       ---------

   Total Expenses                                                           4,722           3,736
                                                                      -----------       ---------

   Net Loss                                                           $      (428)      $    (593)
                                                                      ============      ==========

(1) The 1999 Pro Forma results vary from the historical results due to the assumption that Lease Payments expense was incurred for the entire three month period per the pro forma results instead of from January 26, 1999 per the historical results. Pro forma Related Party Management Fees have been reduced as these fees would not have been applicable for the entire pro forma period.

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

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS]



[5] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

On March 31, 1999, the FASB released a proposal for public comment that would resolve certain practice issues raised when accounting for stock options. Since the issuance of APB Opinion 25, "Accounting for Stock Issued to Employees," questions have surfaced about its application and differing practices have developed. The FASB's broad reconsideration of the stock compensation issue culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. SFAS No. 123 permits the continued application of APB Opinion 25 for employees. However, questions remain about the proper application of APB Opinion 25 in a number of circumstances. The FASB's proposed Interpretation would clarify how to apply APB Opinion 25 in certain situations.

The proposed Interpretation includes the following conclusions:

o Once an option is repriced, that option must be accounted for as a variable plan from the time it is repriced to the time it is exercised. Consequently, the final measurement of compensation expense would occur at the date of exercise.

o Employees would be defined as they are under common law for purposes of applying APB Opinion25.

o APB Opinion 25 does not apply to outside directors because, by definition, an outside director cannot be an employee. Accordingly, the cost of issuing stock options to outside board members will have to be determined on a fair value basis in accordance with SFAS No. 123, and recorded as an expense in the period of the grant (the service period could be prospective, however).

o Since APB Opinion 25 was issued in 1972, the terms of many "section 423" tax plans have changed from those in existence at the time. Many of those plans now provide that employees can purchase an employer's stock at the lesser of 85 percent of the stock price at the date of grant or 85 percent of the price at the date of exercise. This provision is refereed to as a "look-back" option. The FASB decided that plans with a look-back option do not," in and of themselves, create a compensatory plan.

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's Consolidation financial statements.

The FASB's proposed Interpretation would be effective upon issuance, which is expected in September 1999, but generally would cover plan grants and modifications that occur after December 25, 1998.

[6] UNAUDITED INTERIM INFORMATION

The accompanying financial statements have been prepared in accordance with the instruction to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 1999 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087). Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

         Hersha Hospitality Trust was formed in May 1998 to own initially ten hotels in Pennsylvania and to continue the hotel acquisition and development strategies of Hasu P. Shah, Chairman of the Board of Trustees and Chief Executive Officer of our Company. We are self-advised Maryland real estate investment trust that intends to qualify as a REIT for federal income tax purposes.

         We completed an initial public offering of two million of our Class A Priority Common Shares at $6.00 per share and commenced operations on January 26, 1999. On February 5, 1999, we sold an additional 275,000 Class A Priority Common Shares pursuant to an over allotment option granted to the underwriter in our initial public offering. Our Priority Class A common Shares are traded on the American Stock Exchange under the symbol "HT."

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

         The purchase prices we paid for seven of those ten hotels will be adjusted at certain dates in the future by applying the initial pricing methodology to such hotels' cash flows as shown for the year ended on the adjustment dates. Any such adjustments must be approved by a majority of our independent Trustees. If the repricing produces a higher aggregate price for the hotels, sellers (who are affiliated with the offers of our Company) will receive an additional number of subordinated units that equals the increase in value plus the value of any distributions that acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the sellers will forfeit to the partnership that number of subordinated units that equals the decrease in value plus the value of any distributions made with respect to such subordinated units.

         As of May 1, 1999, we owned three Holiday Inn Express(R) hotels, two Hampton Inn(R) hotels, two Holiday Inn(R) hotels, two Comfort Inn(R) hotels and one Clarion Suites(R) hotel, which contain an aggregate of 989 rooms.

THREE MONTHS ENDED MARCH 31, 1999, RESULTS OF OPERATIONS
($'s in thousands)

         Our revenues for the three months ended March 31, 1999, substantially consisted of percentage lease revenues recognized pursuant to the Percentage Leases. Pro forma percentage lease revenues during the three month period ended March 31, 1999 was $1,608 an increase of $155, or 10.5%, as compared to pro forma Percentage Lease revenue of $1,483 for the same period during 1998. The improvement in pro forma revenues is primarily attributable to additional percentage lease revenue derived from the increase in the number of Hotels from 9 properties to 10. Pro forma revenues were slightly offset by decreases in percentage lease revenues at certain properties. Pro forma net income increased by $10 or 1.6% to $642, for the three months ended March 31, 1999 as compared to pro forma net income of $632 for the same period during 1998. The improvement in net income is primarily attributable to additional percentage lease revenue as mentioned above and was offset in part by additional expenses associated with the additional hotel.

         Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1998 primarily due to the increase in the number of hotel properties owned by us, as mentioned above.

       The lessee's pro forma room revenues from the hotels increased by $978, or 38.0%, to $3,550 for the three months ended March 31, 1999, as compared to $2,572 for the same period in 1998. This increase in revenues is primarily attributable to the increase in the number of Hotels from 9 properties to 15. The Lessee maintains the ability to borrow funds from related entities, partners and stockholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other Pro Forma information for the periods indicated.

                                     Pro Forma Three months ended
                                                March 31,
                                          1999           1998
                                       --------      ---------
Occupancy rate                              44%            49%
ADR                                         $62            $63
REVPAR                                      $27            $31
Room revenue                          3,550,000      2,572,000
Room nights available                   131,000         82,000
Room nights occupied                     57,000         41,000
Rooms available                           1,459            909

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Leases. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and our liquidity, including our ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

         We note that industry analysts and investors use Funds From Operations, or FFO, as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts (NAREIT), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Pro forma FFO was $1,146 in the three months ended March 31, 1999, which is an increase of $109, or 11% over pro forma FFO in the comparable period in 1998, which was $1,037. The improvements in pro forma FFO can be attributed to the additional hotels purchased during 1998.

         FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of the real estate companies that use the current definition of the NAREIT.

         We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under a unsecured line of credit. We believe that our net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by us in accordance with REIT requirements.

         We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, the issuance of our additional equity securities or, in connection with acquisitions of hotel properties, issuance of units in the partnership.

         We intend to make additional investments in hotel properties and may incur, or cause the partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a real estate investment trust under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to make such distributions. Our policy is to limit consolidated indebtedness to less than 67% of the total purchase prices paid by us for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that we may incur and the our Board of Trustees may modify the debt policy at any time without shareholder approval.

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of March 31, 1999, our cash and current accounts receivable balances exceed its current obligations by $2,422.

INFLATION

         Operators of Hotels in general possess the ability to adjust room rates quickly. However, competitive pressures may limit the lessee's ability to raise room rates in the face of inflation, and annual increases in average daily rates have failed to keep pace with inflations.

SEASONALITY

         Our hotels' operations historically have been seasonal in nature, relecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly lease revenue to the extent that we receive percentage rent.

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

         Phase I includes a plan to respond to the Year 2000 Problem, which includes the following areas:

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

         In cooperation with our lessee, we have created a task force and procedures to survey, test and report results for management's review. We believe that the cost to remediate our Year 2000 Problems will be minimal and have allocated funds of $25 to cover such costs. The Holiday Inn hotel and conference center, Harrisburg, PA has been used as an example for our other hotels. We reviewed this hotel for Year 2000 compliance, and the review resulted in hardware and software compliance. The credit card readers, card entry system and computers have been tested and are compliant. Based on the results experienced for the Holiday Inn hotel and conference center, Harrisburg, PA, management believes that the $25 allocation for funding will be adequate.

         In cooperation with the lessee, we are currently proceeding with Phase II of our assessment of the Year 2000 Problem. Phase II involves initiating a survey and checklist to each hotel manager for completion and return to management. The survey was customized for our hotels to include (1) the current vendor list with a column for a listing of current product usage and (2) a vendor address log and telephone number listing. Each hotel checklist included the front desk, business center, housekeeping/back office, beverage and guest rooms. Phase II also involves the testing of our computer systems. We obtained a test computer disk-copy to test each of our computers and the lessee's computers. All written tests and written confirmation that relate to our or our lessee's hotel products, equipment and software are logged to monitor our progress towards Year 2000 compliance. We are in the process of conduction such testing and have yet to encounter any material Year 2000 compliance problems.

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

         The franchisors of our hotels have provided compliance guides to assist in our response to the Year 2000 Problem. Promus Hotel Corporation (Hampton Inn Hotels), Holiday Hospitality/ Bass Hotels & Resorts (Holiday Inn and Holiday Inn Express Hotels) and Choice Hotels International (Comfort Inn and Clarion Suites Hotels) have completed third party vendor checks, reviewed computer systems and provided for reference and preferred compliant vendor list. A checklist for Year 2000 issues, a work plan and a sample vendor letter was provided to help us complete our assessment of the Year 2000 Problem.

         In cooperation with the lessee, we are in the process of mailing a questionnaire to third party vendors to assess third party risks. We expect to complete the results of this risk assessment by July 1999. In addition, we have sought assurances from our lessee and other service provider shat they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and we will continue to monitor the situation. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third part's failure to have Year 2000 compliant systems would not have a material adverse effect on our systems and operations.

SUBSEQUENT EVENTS

         The first quarterly dividend was paid on April 30, 1999 at the rate of $.13 per share which represents an annualized rate of $.18 per quarter. The dividend for the first quarter is prorated to cover the period from the closing of the initial public offering on January 26, 1999 to March 31, 1999.

         Effective May 1, 1999, we refinanced our mortgage secured by the Holiday Inn, New Columbia, Pennsylvania. Per the modified agreement, the interest rate charged for the said loan shall be 7.75%, until the first interest rate change date of January 1, 2003. This change represents a decrease of 75 basis points from the prior rate. Effective June 1, 1999, the monthly principal and interest payments shall decrease from $27 to $25 until the February 1, 2003 payment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the general instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to our Company at this time.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 20, 1999, the Securities and Exchange Commission declared effective our Company's registration statement on Form S-11 (File No. 333-56087) relating to the initial public offering of two million Priority Class A Common Shares of Beneficial Interest of the Company at an initial public offering price of $6.00 per share. As part of our Company's initial public offering, 166,666 of the Priority Common Shares were sold to affiliates of the Company. The remaining 1,833,334 shares were sold to the public through their underwriter, Anderson & Strudwick, Incorporated. On February 5, 1999, the Company closed the sale of an additional 275,000 Priority Common Shares to the underwriter pursuant to the over-allotment option granted to the underwriter in our initial public offering. The gross proceeds from these sales was approximately $13.7 million. The aggregate net proceeds received by our Company in connection with these sales was approximately $12.0 million. These proceeds are net of total expenses in connection with these sales of approximately $1.7 million, consisting of an aggregate underwriting discount of approximately $1 million paid to the underwriter and an aggregate of approximately $0.7 million of other expenses. Our Company has used the net proceeds as follows: (i) approximately $8.7 million to repay certain of the outstanding indebtedness related to the ten hotels owned by Hersha Hospitality Limited Partnership, including approximately $3.7 million in debt owed to certain affiliates of our Company and related principally to the hotel development expenses in connection with the ten hotels; (ii) approximately $0.8 million to purchase certain hotel property assets and intangible assets;
(iii) approximately $0.5 million to fund the ongoing operations of our Company; and (iv) approximately $2.0 million for working capital, which currently is invested in interest-bearing, short-term, investment grade securities or money market accounts.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

ITEM 5.  OTHER INFORMATION


         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      EXHIBITS


         Exhibit 27 - Financial Data Schedule

         (b)      REPORTS ON FORM 8-K


         We have not filed any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Hersha Hospitality Trust,
                                    a Maryland real estate investment trust
                                    (Registrant)

Date:  May 17, 1999            By:  /s/ Hasu P. Shah
      ---------------------        --------------------------------------
                                            Hasu P. Shah
                                            Chief Executive Officer