Form 10-Q
period 1999-06-30
HERSHA HOSPITALITY TRUST
filed 1999-08-16
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-Q


    (Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


            For the transition period from          to


                        Commission file number: 005-55249


                            HERSHA HOSPITALITY TRUST
             (Exact Name of Registrant as Specified in Its Charter)


            MARYLAND                                   251811499
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

    148 SHERATON DRIVE, BOX A
   NEW CUMBERLAND, PENNSYLVANIA                          17070
  (Address of Registrant's                             (Zip Code)
  Principal Executive Offices)

       Registrant's telephone number, including area code: (717) 770-2405


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 1999, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

                            HERSHA HOSPITALITY TRUST

                                      INDEX
ITEM NO.                                                               FORM 10-Q
--------                                                                 REPORT
                                                                          PAGE
                                                                          ----

PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements...........................................1

                HERSHA HOSPITALITY TRUST
                Consolidated Balance Sheets as of June 30,
                1999 [Unaudited] and December 31, 1998.........................1
                Consolidated Statement of Operations for the six
                and three months ended June 30, 1999 [Unaudited]...............2
                Consolidated Statement of Cash Flows for
                the six months ended June 30, 1999 [Unaudited].................3
                Notes to Consolidated Financial Statements.....................5

                HERSHA HOSPITALITY MANAGEMENT, L.P.
                Balance Sheets as of June 30, 1999
                [Unaudited] and December 31, 1998.............................14
                Statement of Operations for the six and
                three months ended June 30, 1999 [Unaudited]..................15
                Statement of Cash Flows for the six
                months ended June 30, 1999 [Unaudited]........................16
                Notes to Financial Statements.................................17

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................22
                Six and Three Months Ended June 30, 1999, Results
                of Operations.................................................22
                Liquidity and Capital Resources...............................23
                Inflation.....................................................24
                Seasonality...................................................25
                Year 2000 Compliance..........................................25
                Subsequent Events.............................................27

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....27

PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................28
     Item 2.    Changes in Securities and Use of Proceeds.....................28
     Item 3.    Defaults Upon Senior Securities...............................28
     Item 4.    Submission of Matters to a Vote of Security Holders...........28
     Item 5.    Other Information.............................................28
     Item 6.    Exhibits and Reports on Form 8-K..............................28
                     (a)  Exhibits............................................28
                     (b)  Reports on Form 8-K.................................28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX AND THREE MONTHS
ENDED JUNE 30, 1999 [UNAUDITED](1)
================================================================================

                                                                             JUNE 30, 1999              DECEMBER 31,
ASSETS:                                                                       [UNAUDITED]                   1998

     Investment in Hotel Properties, Net of                             $              39,903       $               --
     Accumulated Depreciation
     Cash and Cash Equivalents                                                          1,593                       --
     Lease Payments Receivable                                                          1,966                       --
     Intangibles, Net of Accumulated Amortization                                       1,565                       --
     Other Assets                                                                         523                       --
                                                                           -------------------         ----------------
TOTAL ASSETS                                                            $              45,550       $               --
                                                                           ===================         ================
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Mortgages Payable                                                  $              14,429       $               --
     Dividends Payable                                                                    410                       --
     Accounts Payable and Accrued Expenses                                                468                       --
                                                                           -------------------         ----------------
TOTAL LIABILITIES                                                       $              15,307       $               --
                                                                           -------------------         ----------------

MINORITY INTEREST                                                                      18,300                       --
                                                                           -------------------         ----------------


COMMITMENTS AND CONTINGENCIES                                                              --                       --
                                                                           -------------------         ----------------
SHAREHOLDERS' EQUITY:
     Preferred Shares,  $.01 par value,  10,000,000 Shares authorized,                     --                       --
     None Issued and Outstanding

     Common  Shares -  Priority  Class A, $.01 Par  Value,  50,000,000                     23                       --
     Shares   Authorized,   2,275,000   and  -0-  Shares   Issued  and
     Outstanding at June 30, 1999 and December 31, 1998, Respectively

     Common  Shares  - Class  B,  $.01 Par  Value,  50,000,000  Shares                     --                       --
     Authorized,  -0- and 100 Shares  Issued and  Outstanding  at June
     30, 1999 and December 31, 1998, Respectively

     Additional Paid-in Capital                                                        11,968                       --

     Distributions in Excess of Net Earnings                                              (48)                      --
                                                                           -------------------         ----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $              45,550       $               --
                                                                           ===================         ================


(1)  Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX AND THREE
MONTHS ENDED JUNE 30, 1999 [UNAUDITED](1)
================================================================================

                                                                SIX MONTHS ENDED                THREE MONTHS
                                                                ----------------                ------------
                                                                 JUNE 30, 1999                 ENDED, JUNE 30,
                                                                 -------------                 ---------------
                                                                                                     1999
                                                                                                     ----
REVENUE:
     Percentage Lease Revenue                             $                    3,034      $                    1,888
     Other Revenue                                                                63                              24
                                                             ------------------------        ------------------------

       TOTAL REVENUE                                      $                    3,097      $                    1,912
                                                             ------------------------        ------------------------

EXPENSES:
     Interest                                                                    554                             288
     Land Lease                                                                    9                               5
     Real  Estate and Personal Property Taxes and                                204                             112
     Insurance
     General and Administrative                                                  173                              95

      Depreciation and Amortization                                              838                             502
                                                             ------------------------        ------------------------
      TOTAL EXPENSES                                      $                    1,778      $                    1,002

INCOME BEFORE MINORITY INTEREST                                                1,319                             910
                                                             ------------------------        ------------------------
INCOME ALLOCATED TO MINORITY INTEREST                                            661                             529
                                                             ------------------------        ------------------------

       NET INCOME                                         $                      658      $                      381
                                                             ========================        ========================

     BASIC EARNINGS PER COMMON SHARE                      $                     0.29      $                     0.17
                                                             ========================        ========================

     DILUTED EARNINGS PER COMMON SHARE                    $                     0.21      $                     0.14
                                                             ========================        ========================

WEIGHTED AVERAGE SHARES:

     Basic                                                                 2,275,000                       2,275,000

     Diluted (2)                                                           6,307,431                       6,307,431
                                                             ========================        ========================




(1)  Operations commenced on January 26, 1999

(2) Includes 4,032,431 units of limited partnership interest that are redeemable on a one-for-one basis for Class B Common Shares.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 1999 [UNAUDITED] (1)
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


OPERATING ACTIVITIES:
   Net Income                                                                         $                  658
                                                                                              ----------------
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating activities:
     Depreciation and Amortization                                                                       838
     Income Allocated to Minority Interest                                                               661

   Change in Assets and Liabilities:
     (Increase) Decrease in:
       Lease Payments Receivable                                                                      (1,966)
       Other Assets                                                                                     (523)
     Increase (Decrease):
       Accounts Payable and Accrued Expenses                                                             468
                                                                                              ----------------

     Total Adjustments                                                                                  (522)
                                                                                              ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                136

INVESTING ACTIVITIES
   Purchase of Hotel Property Assets                                                                    (631)
   Purchase of Intangible Assets                                                                        (582)
                                                                                              ----------------

NET CASH USED IN INVESTING ACTIVITIES                                                                 (1,213)

FINANCING ACTIVITIES
   Net Proceeds from Issuance of Stock                                                                 11,991
   Principal Repayments of Mortgages Payable                                                          (5,117)
   Dividends Paid                                                                                       (469)
   Repayment of Related Party Loans                                                                   (3,735)
                                                                                              ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              2,670

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              1,593

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                             -
                                                                                              ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $                1,593
                                                                                              ================


(1)      Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid During the Period:
     Interest                                                             $  537

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We have acquired an Investment in Hotel Properties with an approximate value, at the commencement of operations, of $40,307 in exchange for (i) 4,032,321 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial offering price and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels and approximately $2.8 million was repaid prior to June 30, 1999.

On June 30, 1999 we declared a $.18 per Class A Common Share dividend which was paid on July 31, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership in exchange for a 36.1% general partnership interest in the partnership. The partnership used these proceeds to acquire an equity interest in ten hotels through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The partnership acquired these hotels in exchange for (i) units of limited partnership interest in the partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and
(ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Hasu P. Shah and certain affiliates received units of limited partnership interests in the partnership aggregating a 63.9% equity interest in the Partnership. The partnership owns a 99% general partnership interest and we own a 1% limited partnership interest in the subsidiary partnerships. We began operations on January 26, 1999, therefore, the historical financial statements include activity from January 26, 1999 to June 30, 1999.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated balance sheet has been prepared in accordance with generally accepted accounting principles and includes all of our accounts as well as accounts of the partnership and the subsidiary partnerships and all intercompany amounts have been eliminated.

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

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


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

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentration of credit risk include cash and cash equivalents and rent receivable arising from its normal business activities. We place our cash with high credit quality financial institutions. We do not require collateral to support its financial instruments.

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

DISTRIBUTIONS - We intend to pay regular quarterly dividends which are initially dependent upon receipt of distributions from the partnership. On June 30, 1999, we declared a $.18 per Class A Common Share dividend which was paid on July 31, 1999.

[3] COMMITMENTS AND CONTINGENCIES

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $.18 per share on a quarterly basis and shares equally in additional dividends after the Class B Common Shares have received $.18 per share in each quarterly period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares will commence on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

In conjunction with the initial public offering, the partnership acquired ten initial hotels and entered into percentage lease agreements with Hersha Hospitality Management, L.P. Under the percentage leases, the partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

Pursuant to the Hersha Hospitality Limited Partnership Agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners over time periods ranging from one to two years from January 26, 1999. At June 30, 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,032,431. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers,

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


[3] COMMITMENTS AND CONTINGENCIES [CONTINUED]

consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

For the six and three months ending June 30, 1999 the limited partners were authorized distributions of $565 and $173, respectively. We have a commitment outstanding to the limited partners of $512 as of June 30, 1999, which is properly recorded in the Minority Interest account. The Priority Common shareholders will be entitled to receive dividends in excess of the priority distribution after the limited partners have received an amount equal to the priority distribution. The holders of the Priority Common Shares will be entitled to receive further distributions on a pro rata basis with the holders of the limited partnership units.

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

We have future lease commitments from the lessee through January 2004. Minimum future rental income under these noncancellable operating leases at December 31, 1998, is as follows:

        1999                       $     4,767
        2000                             4,495
        2001                             3,140
        2002                             3,075
        2003                             3,075
        Thereafter                         256
                                   -----------
        TOTAL                      $    18,806
                                   ===========


For the period January 26, 1999 through June 30, 1999, we earned initial fixed rents of $1,627 and earned percentage rents of $1,407.

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

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

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


[B] Prior to the initial public offering, the Board of Trustees also adopted, and our sole shareholder approved, the Trustees' Plan to provide incentives to attract and retain Independent Trustees. The Trustees' Plan authorizes the issuance of up to 200,000 Class B Common Shares. The Trustees' Plan provides for, in the event the Class B Common Shares are converted into another or our securities, the issuance of equivalent amounts of such security and options to purchase such security into which the Class B Common Shares are converted.

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

A Trustee's outstanding options will become fully exercisable if the Trustee ceases to serve on the Board due to death or disability. All awards granted under the Trustees' Plan shall be subject to Board or other approval sufficient to provide exempt status for such grants under Section 16 of the Securities Exchange Act of 1934, as amended, as that section and the rules thereunder are in effect

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

STOCK OPTION PLANS [CONTINUED]

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

We issued options to purchase 34,000 Class B Common Shares under the Trustees' Plan. The options were issued to non-employees and are exercisable at $9.00 per share. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.

[5] EARNINGS PER SHARE

                                                                        SIX MONTHS             THREE MONTHS
                                                                           ENDED                   ENDED
                                                                    ------------------     --------------------
                                                                        JUNE 30, 1999           JUNE 30, 1999
                                                                    ------------------      --------------------
Net Income for Basic Earnings Per Share                                 $         658          $          381

Add:  Income Attributable to Minority Interest                                    661                     529
                                                                    ------------------      --------------------
NET INCOME FOR DILUTED EARNINGS PER SHARE                               $       1,319          $          910
-----------------------------------------
Weighted average Shares for Basic Earnings Per Share                        2,275,000               2,275,000

Dilutive Effect of Limited Partnership Units                                4,032,431               4,032,431

                                                                    ------------------      --------------------
WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE                      6,307,431               6,307,431
------------------------------------------------------
                                                                    ==================      ====================


Options to purchase 533,975 Class B Common Shares for the three months ended June 30, 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

[6]  NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

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

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's consolidated financial statements.

The FASB's proposed Interpretation would be effective upon issuance, which is expected in September 1999, but generally would cover plan grants and modifications that occur after December 25, 1998.

 [7] PRO FORMA INFORMATION

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the partnership and the commencement of the percentage leases had occurred on January 1, 1999 and 1998, respectively. The unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of our operations would have been assuming such operations had commenced as of January 1, 1999 and 1998, respectively, nor does it purport to represent the results of operations for future periods.

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

[7] PRO FORMA INFORMATION [CONTINUED]


                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               [IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
                                   [UNAUDITED]


                                                       SIX MONTHS ENDED                THREE MONTHS ENDED
                                                            JUNE 30                          JUNE 30
                                                  ----------------------------    ------------------------------
                                                     1999            1998             1999             1998
                                                  ------------    ------------    -------------    -------------
REVENUE:
     Percentage Lease Revenue                         $ 3,465         $ 3,341          $ 1,857          $ 1,858
     Other Revenue                                         82              75               24               24
                                                  ------------    ------------    -------------    -------------
     Total Revenue                                    $ 3,547         $ 3,416          $ 1,881          $ 1,882
                                                  ------------    ------------    -------------    -------------

EXPENSES:
     Interest                                             576             581              310              310
     Property Tax                                         249             259              112              148
     General and Administrative                           216             214               99               99
     Depreciation and Amortization                      1,006             907              502              502
                                                  ------------    ------------    -------------    -------------
     TOTAL EXPENSES                                   $ 2,047         $ 1,961          $ 1,023          $ 1,059
                                                  ------------    ------------    -------------    -------------

     Income Before Minority Interest                    1,500           1,455              858              823

     Income Allocated to Minority Interest                788             707              447              442

     Net Income                                        $  712          $  748           $  411           $  381
                                                  ============    ============    =============    =============

     Basic Earning Per Common Share                      0.31            0.33             0.18             0.17
                                                  ============    ============    =============    =============

     Diluted Earnings Per Common Share                   0.24            0.23             0.14             0.13
                                                  ============    ============    =============    =============

     Weighted Average for Basic Earnings
     Per Share                                      2,275,000       2,275,000        2,275,000        2,275,000

     Weighted Average Shares for Diluted
     Earnings Per Share                             6,307,431       6,307,431        6,307,431        6,307,431

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

[8] UNAUDITED INTERIM INFORMATION

The accompanying financial statements have been prepared in accordance with the instruction to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 1999, and the results of operations for the six months ended June 30, 1999. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1998.


                                 . . . . . . . .

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS(1)
[IN THOUSANDS]
================================================================================



                                                                  JUNE 30,              DECEMBER 31,
                                                                    1999                    1998
                                                              ------------------     -------------------
CURRENT ASSETS:                                                  [UNAUDITED]
                                                              ------------------
   Cash and Cash Equivalents                               $                  -  $                    -
   Accounts Receivable                                                    1,368                       -
   Prepaid Expenses                                                         145                       -
   Due from Related Parties                                               1,335                       -
   Other Assets                                                              16                       -
                                                              ------------------     -------------------
TOTAL CURRENT ASSETS                                       $              2,864  $                    -

PROPERTY IMPROVEMENTS                                                       135                       -

CONSTRUCTION IN PROGRESS                                   $                470  $                    -
                                                              ------------------     -------------------

TOTAL ASSETS                                               $              3,469  $                    -
                                                              ------------------     -------------------
LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
   Cash Overdraft                                          $                 38   $                   -
   Accounts Payable                                                         140                       -
   Accrued Expenses                                                         581                       -
   Other Liabilities                                                        623                       -
   Lease Payments Payable                                                 1,966                       -
                                                              ------------------     -------------------
   TOTAL CURRENT LIABILITIES                               $              3,348  $                    -

   COMMITMENTS                                                                -                       -

   PARTNERS' CAPITAL                                                        121                       -
                                                              ------------------     -------------------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $              3,469  $                    -
                                                              ==================     ===================


(1) Operations commenced on January 1, 1999.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30,
1999 [UNAUDITED](1) [IN THOUSANDS]
================================================================================




                                                                              SIX MONTHS               THREE MONTHS
                                                                                ENDED                      ENDED
                                                                            JUNE 30, 1999              JUNE 30, 1999
                                                                        -----------------------    ----------------------
REVENUES FROM HOTEL OPERATIONS
   Room Revenue                                                      $                   9,214  $                  5,664
   Restaurant Revenue                                                                    1,054                       560
   Other Revenue                                                                           733                       483
                                                                        -----------------------    ----------------------

   TOTAL REVENUES FROM HOTEL OPERATIONS                              $                  11,001  $                  6,707
                                                                        -----------------------    ----------------------

EXPENSES:
   Hotel Operating Expenses                                                              4,268                     2,423
   Restaurant Operating Expenses                                                           827                       475
   Advertising and Marketing                                                               544                       366
   Depreciation and Amortization                                                             3                         -
   General and Administrative                                                            1,397                       812
   General and Administrative - Related Parties                                            807                       358
   Lease Payments                                                                        3,034                     1,888
                                                                        -----------------------    ----------------------

   TOTAL EXPENSES                                                    $                  10,880  $                  6,322
                                                                        -----------------------    ----------------------

   NET INCOME                                                        $                     121  $                    385
                                                                        =======================    ======================


(1)      Operations commenced on January 1, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
1999. [UNAUDITED](1) [IN THOUSANDS]
================================================================================


OPERATING ACTIVITIES:

   Net Income                                                          $        121
                                                                       -------------
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operations:
       Depreciation and Amortization                                              3
   Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                                                   (1,368)
       Prepaid Expenses                                                        (145)
       Other Assets                                                             (16)

     Increase (Decrease) in:
       Accounts Payable                                                         140
       Lease Payments Payable                                                 1,966
       Accrued Expenses                                                         581
       Other Liabilities                                                        623
                                                                       --------------

     Total Adjustments                                                        1,784
                                                                       --------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,905

INVESTING ACTIVITIES:
   Improvements and Additions                                                  (608)
                                                                       --------------

   NET CASH USED IN INVESTING ACTIVITIES                                       (608)
                                                                       --------------

FINANCING ACTIVITIES:
   Cash Overdraft                                                                38
   Advances to Affiliates                                                    (1,735)
   Repayment of Advance from Partners                                           400
                                                                       --------------

   NET CASH USED IN FINANCING ACTIVITIES                                     (1,297)
                                                                       --------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                      0

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   0
                                                                       --------------

   CASH AND CASH EQUIVALENTS - END OF PERIOD                           $          0
                                                                       ==============


(1)      Operations commenced on January 1, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS, [UNAUDITED]
[IN THOUSANDS]
================================================================================

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

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the lessee to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The lessee places its cash with high credit quality financial institutions. The lessee does not require collateral to support its financial instruments.

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

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS, [UNAUDITED]
[IN THOUSANDS]
================================================================================

[3] COMMITMENTS

The lessee has entered into percentage leases with us. Each percentage lease will have an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for the hotels may be extended for an additional five-year term at the lessee's option. At the end of the first extended term, the lessee, at its option, may extend some or all of the percentage leases for the hotels for an additional five-year term. Pursuant to the terms of the percentage leases, the lessee is required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent (iii) a percentage for room revenues in excess of the incentive threshold amount and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The lessee also will be obligated to pay certain other amounts, including interest accrued on any late payments or charges. The lessee is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses. The leases commenced on January 26, 1999.

Minimum future lease payments due during the noncancellable portion of the leases as of December 31, 1998 is as follows:

                 1999                       $     4,767
                 2000                             4,495
                 2001                             3,140
                 2002                             3,075
                 2003                             3,075
                 Thereafter                         256
                                            ------------

                                  TOTAL     $    18,806
                                  -----     ============

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

For the six months ended June 30, 1999, the lessee incurred lease expense of $3,034. As of June 30, 1999, the amount due to the partnership for lease payments was $1,888.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS, [UNAUDITED]
[IN THOUSANDS]
================================================================================

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


                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                  --------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 -----------------------------------------------
                                 [IN THOUSANDS]
                                 --------------
                                   [UNAUDITED]
                                   -----------


                                                                  1999 (1)            1998
                                                           ---------------     ------------
Revenue from Hotel Operations:
   Room Revenue                                            $        9,214      $     7,013
   Food & Beverage                                                  1,054              971
   Telephone and Other                                                733              365
                                                           ---------------     ------------
     Total Revenue from Hotel Operations                   $       11,001      $     8,349

Expenses:
   Hotel Operations Expenses                                        4,268            3,079
   Restaurant Operating Expenses                                      827              819
   Advertising and Marketing                                          544              387
   General and Administrative                                       1,400              964
   General and Administrative - Related Parties                       595              153
   Lease Payments                                                   3,465            3,341
                                                           ---------------     ------------

   Total Expenses                                          $       11,099      $     8,743
                                                           ---------------     ------------
   Net Loss                                                $          (98)     $      (394)
                                                           ===============     ============



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

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS, [UNAUDITED]
[IN THOUSANDS]
================================================================================

[5]  NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The lessee does not currently have any derivative instruments and is not currently engaged in any hedging activities. In June 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal quarters beginning after June 30, 2000.

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

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's consolidated financial statements.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS, [UNAUDITED]
[IN THOUSANDS]
================================================================================

[5] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

The FASB's proposed Interpretation would be effective upon issuance, which is expected in September 1999, but generally would cover plan grants and modifications that occur after December 25, 1998.

[6] UNAUDITED INTERIM INFORMATION

The accompanying financial statements have been prepared in accordance with the instruction to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 1999, and the results of operations for the six months ended June 30, 1999. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 1999 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes," "expects," "anticipates," "intends," "plans" and "estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087). Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

         Hersha Hospitality Trust was formed in May 1998 to own initially ten hotels in Pennsylvania and to continue the hotel acquisition and development strategies of Hasu P. Shah, Chairman of the Board of Trustees and Chief Executive Officer of our Company. We are self-advised Maryland real estate investment trust that intends to qualify as a real estate investment trust for federal income tax purposes.

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

         The purchase prices we paid for seven of those ten hotels will be adjusted at certain dates in the future by applying the initial pricing methodology to such hotels' cash flows as shown for the year ended on the adjustment dates. Any such adjustments must be approved by a majority of our Independent Trustees. If the repricing produces a higher aggregate price for the hotels, sellers (who are affiliated with the offers of our Company) will receive an additional number of subordinated units, valued at $6 per unit, that equals the increase in value plus the value of any distributions that would have been made in connection with such subordinated units if such units had been issued in connection with the acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the sellers will forfeit to the partnership that number of subordinated units that equals the decrease in value plus the value of any distributions made with respect to such subordinated units.

         As of July 31, 1999, we owned three Holiday Inn Express(R) hotels, two Hampton Inn(R) hotels, two Holiday Inn(R) hotels, two Comfort Inn(R) hotels and one Clarion Suites(R) hotel, which contain an aggregate of 989 rooms.

SIX MONTHS ENDED JUNE 30, 1999, RESULTS OF OPERATIONS
($'s in thousands, except for ADR and REVPAR)

         Our revenues for the six months ended June 30, 1999, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Pro forma percentage lease revenues during the six month period ended June 30, 1999 was $3,465 an increase of $124, or 3.7%, as compared to pro forma percentage lease revenue of $3,341 for the same period during 1998. The improvement in pro forma revenues is primarily attributable to additional percentage lease revenue derived from the increase in the number of operating hotels from 9 properties to 10. Pro forma revenues were slightly offset by decreases in percentage lease revenues at certain properties. Pro forma net income increased by $45 or 3.1% to $1,500 for the six months ended June 30, 1999 as compared to Pro forma net income of $1,455 for the same period during 1998. The improvement in net income is primarily attributable to additional percentage lease revenue as mentioned above and was offset in part by additional expenses associated with the additional hotel.

The following table shows certain other pro forma information for the periods indicated.

                                            PRO FORMA SIX MONTHS ENDED
                                                     JUNE 30,
                                            1999                 1998
                                      ----------------     ----------------
Occupancy rate                                  52.7%                55.8%
ADR                                           $65.97               $68.21
REVPAR                                        $34.80               $38.09
Room revenue                                  $9,214               $7,013
Room nights available                        264,803              184,100
Room nights occupied                         139,668              102,818
Rooms available                                1,457                1,308

       The lessee's pro forma room revenues from the hotels increased by $2,652, or 31.8%, to $11,001 for the six months ended June 30, 1999, as compared to $8,349 for the same period in 1998. This increase in revenues is primarily attributable to the increase in the number of hotels managed from 9 properties to 15. The lessee maintains the ability to borrow funds from related entities, partners and stockholders. The lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

THREE MONTHS ENDED JUNE 30, 1999, RESULTS OF OPERATIONS
($'s in thousands, except ADR and REVPAR)

         Our revenues for the three months ended June 30, 1999, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Pro forma percentage lease revenues during the three month period ended June 30, 1999 was $1,857 compared to pro forma percentage lease revenue of $1,858 for the same period during 1998. Pro forma revenues were slightly offset by decreases in percentage lease revenues at certain properties. Pro forma net income increased by $35 or 4.3% to $858, for the three months ended June 30, 1999 as compared to pro forma net income of $823 for the same period during 1998. The improvement in net income is primarily attributable to a reduction in operating expenses.

The following table shows certain other pro forma information for the periods indicated.

                  PRO FORMA THREE MONTHS ENDED
                            JUNE 30,
                                     1999                 1998
                               ----------------     ----------------
Occupancy rate                           61.8%                60.5%
ADR                                    $68.52               $71.84
REVPAR                                 $42.34               $43.46
Room revenue                           $5,664               $4,441
Room nights available                 133,803              102,100
Room nights occupied                   82,668               61,818
Rooms available                         1,457                1,308

       The lessee's pro forma room revenues from the hotels increased by $1,223, or 27.5%, to $5,664 for the three months ended June 30, 1999, as compared to $4,441 for the same period in 1998. This increase in revenues is primarily attributable to the increase in the number of hotels managed from 9 properties to 15. The lessee maintains the ability to borrow funds from related entities, partners and stockholders. The lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the partnership's cash flow. The partnership's principal source of revenue is rent payments under the percentage leases. The lessee's obligations under the leases are unsecured. The lessee's ability to make rent payments, and our liquidity, including our ability to make distributions to common shareholders, is dependent on the lessee's ability to generate sufficient cash flow from the operation of the hotels.

         Pro forma FFO (net income plus minority interest and depreciation and amortization) was $2,506 for the six months ended June 30, 1999, which is an increase of $144, or 6.1% over pro forma FFO in the comparable period in 1998, which was $2,362. The improvements in pro forma FFO can be attributed to the additional hotels opened during 1998. We note that industry analysts and investors use Funds From Operations (FFO) as a tool to compare equity real estate investment trust performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts (NAREIT), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures.

         FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, our FFO is comparable to the FFO of the real estate companies that use the current definition of NAREIT.

         We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under a secured line of credit. We believe that our net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by us in accordance with real estate investment trust requirements.

         We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, the issuance of our additional equity securities, or, in connection with acquisitions of hotel properties, issuance of units in the partnership.

         We intend to make additional investments in hotel properties and may incur, or cause the partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a real estate investment trust under the Internal Revenue Code of 1986, as amended, to the extent that working capital and cash flow from our investments are insufficient to make such distributions. Our policy is to limit consolidated indebtedness to less than 65% of the total purchase prices paid by us for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that the we may incur and our Board of Trustees may modify the debt policy at any time without shareholder approval.

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of June 30, 1999, our cash and current accounts receivable balances exceed the current obligations by $2,681.

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

         In cooperation with the lessee, we are mailing a questionnaire to third party vendors to assess third party risks. In addition, we have sought assurances from our lessee and other service provider shat they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and we will continue to monitor the situation. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on our systems and operations.

SUBSEQUENT EVENTS

         On July 27, 1999, the Board of Trustees approved the acquisition of a 60-room Comfort Inn hotel located near the John F. Kennedy International Airport in Jamaica, New York from an unrelated third party. The Company closed on this acquisition on August 12, 1999. The Board of Trustees also approved the acquisition of a 72-room Hampton Inn hotel in Danville, Pennsylvania and a 77-room Clarion Suites in Harrisburg, Pennsylvania pursuant to the Option Agreement entered into on June 3, 1998 among the Company and certain related parties. On August 2, 1999, the Company entered into purchase contracts to purchase these two properties. The closing for these properties is expected to be completed by no later than September, 1999.

         The second quarter dividend was paid on July 31, 1999 at the rate of $.18 per share. This dividend represents an annualized rate of 12%.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           On January 20, 1999, the Securities and Exchange Commission declared effective our Company's registration statement on Form S-11 (File No. 333-56087) relating to the initial public offering of two million Priority Class A Common Shares of Beneficial interest of the Company at an initial public offering price of $6.00 per share. As part of our Company's initial public offering, 166,666 of the Priority Common Shares were sold to affiliates of our Company. The remaining 1,833,334 shares were sold to the public through their underwriter, Anderson & Strudwick, Incorporated. On February 5, 1999, the Company closed the sale of an additional 275,000 Priority Common Shares to the underwriter pursuant to the over-allotment option granted to the underwriter in our initial public offering. The gross proceeds from these sales was approximately $13.7 million. The aggregate net proceeds received by our Company in connection with these sales was approximately $12.0 million. These aggregate underwriting discounts of approximately $1 million paid to the underwriter and an aggregate of approximately $0.7 million of other expenses. Our Company has used the net proceeds as follows: (i) approximately $8.7 million to repay certain of the outstanding indebtedness related to the ten hotels owned by Hersha Hospitality Limited Partnership, including approximately $3.7 million in debt owed to certain affiliates of our Company and related principally to the hotel development expenses in connection with the ten hotels; (ii) approximately $0.8 million to purchase certain hotel property assets and intangible assets; (iii) approximately $0.5 million to fund the ongoing operations of our Company; and
(iv) approximately $2.0 million for working capital, which currently is invested in interest-bearing, short-term, investment grade securities or money market accounts.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.  OTHER INFORMATION

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                Exhibit 27 - Financial Data Schedule

(b)      REPORTS ON FORM 8-K


         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               HERSHA HOSPITALITY TRUST
                                                      /s/ Hasu P. Shah
                                               By:    -----------------------
                                                      Hasu P. Shah
                                                      Chief Executive Officer
Date:  August 16, 1999