Form 10-Q
period 1999-09-30
HERSHA HOSPITALITY TRUST
filed 1999-11-15
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


    (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from ___________to__________


                        Commission file number: 005-55249


                            HERSHA HOSPITALITY TRUST
             (Exact Name of Registrant as Specified in Its Charter)


               Maryland                                251811499
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

       148 Sheraton Drive, Box A
     New Cumberland, Pennsylvania                        17070
  (Address of Registrant's Principal                   (Zip Code)
          Executive Offices)


       Registrant's telephone number, including area code: (717) 770-2405


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of September 30, 1999, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

                             HERSHA HOSPITALITY TRUST

                                      INDEX
Item No.                                                      Form 10-Q
--------                                                        Report
                                                                 Page
                                                                 ----


PART I.    Financial Information

   Item 1. Financial Statements......................................2

           Hersha Hospitality Trust
           Consolidated Balance Sheets as of September 30, 1999
           [Unaudited] and December 31, 1998.........................2
           Consolidated Statements of Operations for the nine and
           three months ended September 30, 1999 [Unaudited].........3
           Consolidated Statement of Cash Flows for the nine
           months ended September 30, 1999 [Unaudited]...............4
           Notes to Consolidated Financial Statements................6

           Hersha Hospitality Management, L.P.
           Balance Sheets as of September 30, 1999 [Unaudited] and
           December 31, 1998.........................................15
           Statements of Operations for the nine and three
           months ended September 30, 1999 [Unaudited]...............16
           Statement of Cash Flows for the nine months ended
           September 30, 1999 [Unaudited]............................17
           Notes to Financial Statements.............................18

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................22
           Nine and Three Months Ended September 30, 1999,
           Results of Operations ....................................23
           Liquidity and Capital Resources...........................25
           Inflation.................................................26
           Seasonality...............................................26
           Year 2000 Compliance......................................26
           Subsequent Events.........................................28

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk...............................................28

PART II.   Other Information

   Item 1. Legal Proceedings.........................................29
   Item 2. Changes in Securities and Use of Proceeds.................29
   Item 3. Defaults Upon Senior Securities...........................29
   Item 4. Submission of Matters to a Vote of Security Holders.......29
   Item 5. Other Information.........................................29
   Item 6. Exhibits and Reports on Form 8-K..........................29
                (a)  Exhibits........................................29
                (b)  Reports on Form 8-K.............................29

Part I.  Financial Information

Item 1.  Financial Statements

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED BALANCE SHEETS (1)
[IN THOUSANDS EXCEPT SHARE AMOUNTS]
================================================================================

                                                    September
Assets:                                              30, 1999          December 31,
                                                    [Unaudited]            1998
                                                    -----------            ----
   Investment in Hotel Properties, Net of           $     51,907       $          --
   Accumulated Depreciation
   Lease Payments Receivable                               2,312                  --
   Intangibles, Net of Accumulated Amortization            1,461                  --
   Other Assets                                              183                  --
                                                   --------------      --------------
Total Assets                                       $      55,863       $          --
                                                   ==============      ==============

Liabilities and Shareholders' Equity:
   Secured Lines of Credit                         $       5,076       $          --
   Mortgages Payable                                      18,845
   Cash Overdraft                                            142
   Dividends Payable                                         410                  --
   Accounts Payable and Accrued Expenses                     113                  --
                                                   --------------      --------------
Total Liabilities                                  $      24,586       $          --
                                                   --------------      --------------
Minority Interest                                         19,369                  --
                                                   --------------      --------------
Commitments and Contingencies                                 --                  --
                                                   --------------      --------------

Shareholders' Equity:
   Preferred Shares, $.01 par value,  10,000,000
   Shares authorized, None Issued and
   Outstanding                                                --                  --

   Common  Shares -  Priority  Class A, $.01 Par
   Value, 50,000,000 Shares Authorized,
   2,275,000 and -0- Shares Issued and
   Outstanding at September 30, 1999 and
   December 31, 1998, Respectively                            23                  --

   Common  Shares  - Class B,  $.01  Par  Value,
   50,000,000  Shares  Authorized,  -0-  and 100
   Shares  Issued and  Outstanding  at September
   30, 1999 and December 31, 1998, Respectively               --                  --

   Additional Paid-in Capital                             11,968                  --
   Distributions in Excess of Net Earnings                   (83)                 --
                                                   --------------      --------------
   Total Liabilities and Shareholders' Equity       $     55,863         $        --
                                                   ==============      ==============

(1)  Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND
THREE MONTHS ENDED SEPTEMBER 30, 1999 [UNAUDITED](1)
[IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

                                           Nine Months           Three Months
                                           -----------           ------------
                                              ended                 ended
                                              -----                 -----
                                          September 30,         September 30,
                                          -------------         -------------
Revenue:                                       1999                  1999
                                               -----                 ----
   Percentage Lease Revenue            $             5,138   $            2,105
   Other Revenue                                        71                    9
                                         ------------------    -----------------

       Total Revenue                   $             5,209   $            2,114
                                         ------------------    -----------------

Expenses:
   Interest                                            916                  363
   Land Lease                                           14                    5
   Real Estate and  Personal  Property                 321                  117
   Taxes and Insurance
   General and Administrative                          263                   90

      Depreciation and Amortization                  1,411                  574
                                         ------------------    -----------------

      Total Expenses                   $             2,925   $            1,149

Income Before Minority Interest                      2,284                  965
                                         ------------------    -----------------

Income Allocated to Minority Interest                1,252                  590
                                         ------------------    -----------------

       Net Income                      $             1,032   $              375
                                         ==================    =================

   Basic Earnings Per Common Share     $              0.45   $             0.16
                                         ==================    =================

   Diluted Earnings Per Common Share   $              0.36   $             0.18
                                         ==================    =================

Weighted Average Shares:

   Basic                                         2,275,000            2,275,000
                                         ==================    =================
   Diluted (2)                                   6,326,690            6,365,209
                                         ==================    =================



(1)Operations commenced on January 26, 1999

(2)Includes 4,205,764 units of limited partnership interest that are redeemable on a one-for-one basis for Class B Common Shares.

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 [UNAUDITED] (1)
[IN THOUSANDS]
================================================================================

Operating Activities:
  Net Income                                               $          1,032
                                                                ------------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating activities:
   Depreciation and Amortization                                      1,411
   Income Allocated to Minority Interest                              1,252

  Change in Assets and Liabilities:
   (Increase) Decrease in:
     Lease Payments Receivable                                       (2,312)
     Other Assets                                                      (183)
   Increase (Decrease):
     Accounts Payable and Accrued Expenses                              113
                                                                ------------

   Total Adjustments                                                    281
                                                                ------------

Net Cash provided by Operating Activities                             1,313

Investing Activities
  Purchase of Hotel Property Assets                                  (7,319)
  Purchase of Intangible Assets                                        (751)

Net Cash used in Investing Activities                                (8,070)

Financing Activities
  Draw on Line of Credit                                              5,076
  Net Proceeds from Issuance of Stock                                11,991
  Repayment of Mortgages Payable                                     (5,273)
  Cash Overdraft                                                        142
  Dividends Paid                                                     (1,444)
  Repayment of Related Party Loans                                   (3,735)
                                                                ------------

Net Cash provided by Financing Activities                             6,757

Net Increase/(Decrease) in Cash and Cash Equivalents                      -

Cash and Cash Equivalents - Beginning of Period                           -
                                                                ------------

Cash and Cash Equivalents - End of Period                  $              -
                                                                ============

(1)   Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 [UNAUDITED]
[IN THOUSANDS]
================================================================================


Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Period:
   Interest                                                             $  890

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

On September 1, 1999, the Partnership issued 173,333 additional units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. The total outstanding subordinated units of limited partnership interest at September 30, 1999 equaled 4,205,764.

We assumed mortgages payable of $4,572 in connection with the acquisition of the Clarion Inn & Suites, Harrisburg and the Hampton Inn, Danville, PA.

On September 30, 1999 we declared a $.18 per Class A Common Share dividend that was paid on November 1, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================


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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership in exchange for a 36.1% general partnership interest in the partnership. The partnership used these proceeds to acquire an equity interest in ten hotels through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The partnership acquired these hotels in exchange for (i) units of limited partnership interest in the partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and
(ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Hasu P. Shah and certain affiliates received units of limited partnership interests in the partnership aggregating a 63.9% equity interest in the Partnership. The partnership owns a 99% general partnership interest and we own a 1% limited partnership interest in the subsidiary partnerships. We began operations on January 26, 1999, therefore, the historical financial statements include activity from January 26, 1999 to September 30, 1999.

On August 11, 1999 we purchased all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60 room Comfort Inn hotel located near the John F. Kennedy International Airport in Jamaica, New York. The Comfort Inn was newly constructed and commenced operations on August 12, 1999.

On September 1, 1999 we purchased all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and, through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. We also purchased the 72-room Hampton Inn hotel located in Danville, Pennsylvania from 3544 Associates.

The purchase prices for the Comfort Inn, Hampton Inn and Clarion Inn & Suites are $5.5million, $3.6 million and $2.7 million, respectively. The purchase price valuations for the properties acquired were based upon the rent to be paid by the Lessee under percentage leases. The purchase prices of these hotels will be adjusted on December 31, 2001 by applying a pricing methodology to such hotels' cash flows in a manner similar to that of the other hotels purchased by HHLP from the Hersha Affiliates. The adjustments must be approved by a majority of the Company's independent trustees.

These acquisitions were accounted for under the purchase method and accordingly the Statements of Operations presented include the results of operations from the date of acquisition.

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and replaces its primary earnings per share with new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[2] Summary of Significant Accounting Policies [Continued]

potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

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

Potential future dilutive securities include 4,205,764 shares issuable under limited partnership units and 533,975 shares issuable under outstanding options.

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

Distributions - We intend to pay regular quarterly dividends which are initially dependent upon receipt of distributions from the partnership. On September 30, 1999, we declared a $.18 per Class A Common Share dividend which was paid on November 1, 1999. As of September 30, 1999, the cumulative distributions declared since the commencement of operations on January 26, 1999 was $0.49 per Class A Common Share.

[3] Commitments and Contingencies

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $.18 per share on a quarterly basis and shares equally in additional dividends after the Class B Common Shares have received $.18 per share in each quarterly period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares will commence on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Common Shares, provided that the

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[3] Commitments and Contingencies [Continued]

closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

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

Pursuant to the Hersha Hospitality Limited Partnership Agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners over time periods ranging from one to two years from January 26, 1999. At September 30, 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,205,764. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

For the nine and three months ending September 30, 1999 the limited partners were paid distributions of $1,580 and $842, respectively. We have a commitment outstanding to the limited partners of $396 as of September 30, 1999. The Priority Common shareholders will be entitled to receive dividends in excess of the priority distribution after the limited partners have received an amount equal to the priority distribution. The holders of the Priority Common Shares will be entitled to receive further distributions on a pro rata basis with the holders of the limited partnership units.

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

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[3] Commitments and Contingencies [Continued]

We have future lease commitments from the lessee through January 2004. Minimum future rental income under these noncancellable operating leases at December 31, 1998, is as follows:

      1999              $      4,767
      2000                     4,495
      2001                     3,140
      2002                     3,075
      2003                     3,075
      Thereafter                 256
                        -------------

      Total             $     18,806
                        =============


For the period January 26, 1999 through September 30, 1999, we earned initial fixed rents of $2,889 and earned percentage rents of $2,249.

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

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

A Trustee's outstanding options will become fully exercisable if the Trustee ceases to serve on the Board due to death or disability. All awards granted under the Trustees' Plan shall be subject to Board or other approval sufficient to provide exempt status for such grants under Section 16 of the Securities Exchange Act of 1934, as amended, as that section and the rules thereunder are in effect from time to time. No option may be granted under the Trustees' Plan more than 10 years after the date that the Board of Trustees approved the Plan. The Board may amend or terminate the Trustees' Plan at any time but an amendment will not become effective without shareholder approval if the amendment increases the number of shares that may be issued under the Trustees' Plan (other than equitable adjustments upon certain corporate transactions).

We issued options to purchase 34,000 Class B Common Shares under the Trustees' Plan. The options were issued to non-employees and are exercisable at $9.00 per share. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

 [5] Earnings Per Share



                                                             Nine months     Three months
                                                               ended            ended
                                                             September        September
                                                              30, 1999         30, 1999
                                                            -------------   ---------------

Net Income for Basic Earnings Per Share                      $     1,032     $         375
Add:  Income Attributable to Minority Interest                     1,252               590
                                                            -------------   ---------------
Net Income for Diluted Earnings Per Share                    $     2,284     $         965
-----------------------------------------
Weighted average Shares for Basic Earnings Per                 2,275,000         2,275,000
Share
Dilutive Effect of Limited Partnership Units                   4,051,690         4,090,209
                                                            -------------   ---------------
Weighted Average Shares for Diluted Earnings Per Share         6,326,690         6,365,209
------------------------------------------------------
                                                            =============   ===============


Options to purchase 533,975 Class B Common Shares for the three months ended September 30, 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[7] Secured Lines of Credit

During the third quarter of fiscal year 1999 the Company obtain a $7 million credit facility from Sovereign Bank (the "Sovereign Credit Facility"). The term of the credit facility is for two years and bears interest at 8.0%. The line is cross-collateralized by the Holiday Inn, Milesburg and Clarion Inn, Philadelphia.

[8] Pro Forma Information (Unaudited)

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the partnership, including the acquisitions discussed in Note [1] - Organization and Basis of Presentation, and the commencement of the percentage leases had occurred on January 1, 1999 and 1998, respectively. The unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of our operations would have been assuming such operations had commenced as of January 1, 1999 and 1998, respectively, nor does it purport to represent the results of operations for future periods.


                Pro Forma Condensed Statements of Operations
                --------------------------------------------
       For the nine and three months ended September 30, 1999 and 1998
       ---------------------------------------------------------------
             [In Thousands, Except Share and Per Share Amounts]
             --------------------------------------------------
                                 [Unaudited]
                                 -----------

                                   Nine Months Ended     Three Months Ended
                                     September 30           September 30
                                  --------------------  ---------------------
                                    1999       1998       1999       1998
                                  ---------  ---------  ---------  ----------
Revenue:
   Percentage Lease Revenue         $6,174     $5,385     $2,256      $2,073
   Other Revenue                        90         71          9           9
                                  ---------  ---------  ---------  ----------
   Total Revenue                   $ 6,264    $ 5,456    $ 2,265     $ 2,082
                                  ---------  ---------  ---------  ----------

Expenses:
   Interest                          1,187        916        425         363
   Land Lease                           14         14          5           5
   Taxes and Insurance                 417        321        130         117
   General and Administrative          324        263         94          90
   Depreciation and Amortization     1,780      1,411        625         574
                                  ---------  ---------  ---------  ----------
   Total Expenses                  $ 3,722    $ 2,925    $ 1,279     $ 1,149
                                  ---------  ---------  ---------  ----------

   Income Before Minority            2,542      2,531        986         933
Interest

   Income Allocated to Minority      1,627      1,487        625         555
Interest

   Net Income                      $   915    $ 1,044     $  361      $  378
                                  =========  =========  =========  ==========
   Basic Earning Per Common Share     0.40       0.46       0.16        0.17
                                  =========  =========  =========  ==========
   Diluted Earnings Per Common        0.39       0.39       0.15        0.14
   Share
                                  =========  =========  =========  ==========

   Weighted Average for Basic
   Earnings Per Share            2,275,000  2,275,000  2,275,000   2,275,000


   Weighted Average Shares for
   Diluted Earnings Per Share    6,480,764  6,480,764  6,480,764   6,480,764
================================================================================

================================================================================
HERSHA HOSPITALITY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[9] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instruction to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 1999, and the results of operations for the nine and three months ended September 30, 1999. The results of operations for the nine and three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

                         .   .   .   .   .   .   .   .

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS(1)
[IN THOUSANDS]
================================================================================


                                                    September 30,
                                                    -------------
                                                        1999        December 31,
                                                        ----        ------------
Current Assets:                                      [Unaudited]        1998
                                                     -----------        ----
  Cash and Cash Equivalents                        $         217 $            -
  Accounts Receivable                                      1,473
  Prepaid Expenses                                            96
  Due from Related Parties                                 2,520              -
  Other Assets                                                28              -
                                                     ------------  -------------
Total Current Assets                                       4,334              -

Property Improvements                                        200

Construction in Progress                                     432              -
                                                     ------------  -------------

Total Assets                                       $       4,966 $            -
                                                     ------------  -------------

Liabilities and Partners' Capital:
Current Liabilities:
  Accounts Payable                                 $         680  $           -
  Accrued Expenses                                           505
  Other Liabilities                                          655
  Lease Payments Payable                                   2,312              -
                                                     ------------  -------------
  Total Current Liabilities                                4,152              -

  Commitments                                                  -              -

  Partners' Capital                                          814              -
                                                     ------------  -------------

  Total Liabilities and Partners' Capital          $       4,966 $            -
                                                     ============  =============

(1) Operations commenced on January 1, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 1999 [UNAUDITED](1) [IN THOUSANDS]
================================================================================



                                                 Nine Months      Three Months
                                                 -----------      ------------
                                                     Ended            Ended
                                                     -----            -----
                                                September 30,     September 30,
                                                -------------      -------------
                                                    1999               1999
                                                    ----               ----
Revenues from Hotel Operations
  Room Revenue                                 $       16,365 $          7,151
  Restaurant Revenue                                    1,516              462
  Other Revenue                                         1,446              713
                                                 -------------   --------------

  Total Revenues from Hotel Operations         $       19,327 $          8,326
                                                 -------------   --------------

Expenses:
  Hotel Operating Expenses                              7,193            2,925
  Restaurant Operating Expenses                         1,577              750
  Advertising and marketing                               924              380
  Depreciation and Amortization                             7                4
  General and Administrative                            2,389              991
  General and Administrative - Related Parties          1,285              478
  Lease Payments                                        5,138            2,105
                                                 -------------   --------------

  Total Expenses                               $       18,513 $          7,633
                                                 -------------   --------------

  Net Income                                   $          814 $            693
                                                 =============   ==============

(1)   Operations commenced on January 1, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1999. [UNAUDITED](1) [IN THOUSANDS]
================================================================================

Operating Activities:

  Net Income                                                   $         814
                                                               --------------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operations
     Depreciation and Amortization                                         7
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts receivable                                              (1,473)
     Prepaid Expenses                                                    (96)
     Other Assets                                                        (28)

   Increase (Decrease) in:
     Accounts Payable                                                    680
     Lease Payments Payable                                            2,312
     Accrued Expenses                                                    505
     Other Liabilities                                                   655
                                                                  -----------

   Total Adjustments                                                   2,562
                                                                  -----------

  Net Cash provided by Operating Activities                            3,376

Investing Activities:
  Improvements and Additions                                            (639)
                                                                  -----------

  Net Cash used in Investing Activities                                 (639)
                                                                  -----------

Financing Activities:
  Advances to Affiliates                                              (2,920)
  Repayment of advance from Partners                                     400
                                                                  -----------

  Net Cash used in Financing activities                               (2,520)
                                                                  -----------

  Net Increase in Cash and Cash Equivalents                              217

Cash and Cash Equivalents - Beginning of Period                            -
                                                                  -----------

  Cash and Cash Equivalents - End of Period                    $         217
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

Minimum future lease payments due during the noncancellable portion of the leases as of December 31, 1998 is as follows:

            1999              $          4,767
            2000                         4,495
            2001                         3,140
            2002                         3,075
            2003                         3,075
            Thereafter                     256
                              -----------------

                        Total $         18,806
                              =================

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

For the nine months ended September 30, 1999, the lessee incurred lease expense of $5,138. As of September 30, 1999, the amount due to the partnership for lease payments was $2,312.

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


                  Pro Forma Condensed Statements of Operations
                  --------------------------------------------
              For the nine months ended September 30, 1999 and 1998
              -----------------------------------------------------
                                 [In Thousands]
                                 --------------
                                   [Unaudited]
                                   -----------

                                                  1999 (1)                1998
                                            ---------------   -----------------
Revenue from Hotel Operations:
  Room Revenue                              $       16,365    $         12,965
  Food & Beverage                                    1,516               1,569
  Telephone and Other                                1,446                 646
                                            ---------------   -----------------
   Total Revenue from Hotel Operations      $       19,327    $         15,180

Expenses:
  Hotel Operations Expenses                          7,194               6,647
  Restaurant Operating Expenses                      1,577                 595
  Advertising and Marketing                            924                 661
  Depreciation and Amortization                          7                  36
  General and Administrative                         2,392               1,402
  General  and   Administrative  -  Related            449                   -
  Parties
  Lease Payments                                     6,216               5,385
                                            ---------------   -----------------

  Total Expenses                            $       18,759    $         14,726
                                            ---------------   -----------------

  Net Income                                $          568    $            454
                                            ===============   =================


(1) The 1999 Pro Forma results vary from the historical results due to the assumption that Lease Payments expense was incurred for the entire nine month period per the pro forma results instead of from January 26, 1999 per the historical results. Pro forma Related Party Management Fees have been reduced as these fees would not have been applicable for the entire pro forma period.

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

[6] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instruction to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 1999, and the results of operations for the nine and three months ended September 30, 1999. The results of operations for the nine and three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

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

      The purchase prices we paid for seven of those ten hotels will be adjusted at certain dates in the future by applying the initial pricing methodology to such hotels' cash flows as shown for the year ended on the adjustment dates. Any such adjustments must be approved by a majority of our Independent Trustees. If the repricing produces a higher aggregate price for the hotels, sellers (who are affiliated with the officers of our Company) will receive an additional number of subordinated units, valued at $6 per unit, that equals the increase in value plus the value of any distributions that would have been made in connection with such subordinated units if such units had been issued in connection with the acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the sellers will forfeit to the partnership that number of subordinated units that equals the decrease in value plus the value of any distributions made with respect to such subordinated units.

      On August 11, 1999 we purchased all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60 room Comfort Inn hotel located near the John F. Kennedy International Airport in Jamaica, New York. The Comfort Inn was newly constructed and commenced operations on August 12, 1999.

      On September 1, 1999 we purchased all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and, through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. We also purchased the 72-room Hampton Inn hotel located in Danville, Pennsylvania from 3544 Associates.

      The purchase prices for the Comfort Inn, Hampton Inn and Clarion Inn & Suites are $5.5million, $3.6 million and $2.7 million, respectively. The purchase price valuations for the properties acquired were based upon the rent to be paid by the Lessee under percentage leases. The purchase prices of these hotels will be adjusted on December 31, 2001 by applying a pricing methodology to such hotels' cash flows in a manner similar to that of the other hotels purchased by HHLP from the Hersha Affiliates. The adjustments must be approved by a majority of the Company's independent trustees.

      As of October, 1999, we owned three Holiday Inn Express(R) hotels, three Hampton Inn(R) hotels, two Holiday Inn(R) hotels, three Comfort Inn(R) hotels and two Clarion Suites(R) hotel, which contain an aggregate of 1,198 rooms.

Nine Months Ended September 30, 1999, Results of Operations ($'s in thousands, except for ADR and REVPAR)

      Our revenues for the Nine months ended September 30, 1999, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Pro forma percentage lease revenues during the nine month period ended September 30, 1999 was $6,174 an increase of $789, or 14.7%, as compared to pro forma percentage lease revenue of $5,385 for the same period during 1998. The improvement in pro forma revenues is primarily attributable to additional percentage lease revenue derived from the increase in the number of operating hotels from 10 properties to 13. Pro forma revenues were slightly offset by decreases in percentage lease revenues at certain properties. Pro forma net income decreased by $129 or 12.4% to $915 for the nine months ended September 30, 1999 as compared to Pro forma net income of $1,044 for the same period during 1998. The decline in net income is primarily attributable to additional expenses associated with the additional hotels acquired during 1999.

The following table shows certain other pro forma information for the periods indicated.

                           Pro Forma Nine Months Ended
                                  September 30,
                                               1999             1998
                                           ------------     ------------

                 Occupancy rate                  58.5%            59.0%
                 ADR                        $   69.36        $   69.13
                 REVPAR                     $   40.60        $   40.79
                 Room revenue               $  16,365        $  12,695
                 Room nights available        403,089          311,217
                 Room nights occupied         235,937          183,627
                 Rooms available                1,633            1,464

     The lessee's pro forma revenues from the hotels increased by $4,417, or 29.6%, to $19,327 for the nine months ended September 30, 1999, as compared to $14,910 for the same period in 1998. This increase in revenues is primarily attributable to the increase in the number of hotels managed from 15 properties to 17. The lessee maintains the ability to borrow funds from related entities, partners and stockholders. The lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

Three Months Ended September 30, 1999, Results of Operations ($'s in thousands, except ADR and REVPAR)

      Our revenues for the three months ended September 30, 1999, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Pro forma percentage lease revenues during the three month period ended September 30, 1999 was $2,256 compared to pro forma percentage lease revenue of $2,073 for the same period during 1998. Pro forma revenues were slightly offset by decreases in percentage lease revenues at certain properties. Pro forma net income decreased by $17 or 4.5% to $361, for the three months ended September 30, 1999 as compared to pro forma net income of $378 for the same period during 1998. The decline in net income is primarily attributable to additional expenses associated with the additional hotels acquired during the period.

The following table shows certain other pro forma information for the periods indicated.

                          Pro Forma Three Months Ended
                                  September 30,
                                                  1999           1998
                                              ------------   -----------
                  Occupancy rate                    69.8%         63.6%
                  ADR                           $  73.86      $  70.31
                  REVPAR                        $  51.58      $  44.70
                  Room revenue                  $  7,151      $  5,682
                  Room nights available          138,640       127,117
                  Room nights occupied            96,809        80,809
                  Rooms available                  1,633         1,464

     The lessee's pro forma room revenues from the hotels increased by $1,469, or 25.9%, to $7,151 for the three months ended September 30, 1999, as compared to $5,682 for the same period in 1998. This increase in revenues is primarily attributable to the increase in the number of hotels managed from 15 properties to 17. The lessee maintains the ability to borrow funds from related entities, partners and stockholders. The lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

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

      Pro forma FFO (net income plus minority interest and depreciation and amortization) was $4,322 for the nine months ended September 30, 1999, which is an increase of $380, or 9.6% over pro forma FFO in the comparable period in 1998, which was $3,942. The improvements in pro forma FFO can be attributed to the additional hotels opened during 1999. We note that industry analysts and investors use Funds From Operations (FFO) as a tool to compare equity real estate investment trust performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts (NAREIT), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures.

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

      The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of September 30, 1999, our cash and current accounts receivable balances exceed the current obligations by $2,057.

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

      In cooperation with the lessee, we are mailing a questionnaire to third party vendors to assess third party risks. In addition, we have sought assurances from our lessee and other service provider that they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and we will continue to monitor the situation. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on our systems and operations.

Subsequent Events

      The third quarter dividend was paid on November 1, 1999 at the rate of $.18 per share. This dividend represents an annualized rate of 12%.

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

           None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    HERSHA HOSPITALITY TRUST

                                    By:   /s/ Ashish R. Parikh
                                          _________________________
                                              Ashish R. Parikh
                                              Chief Financial Officer

Date:  November 15, 1999