Form 10-K
period 1999-12-31
HERSHA HOSPITALITY TRUST
filed 2000-03-30
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

                           FOR ANNUAL AND TRANSITIONAL
                     REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

     Title of each class              Name of each exchange on which registered
PRIORITY CLASS A COMMON SHARES                 AMERICAN STOCK EXCHANGE
    OF BENEFICIAL INTEREST,
   PAR VALUE $.01 PER SHARE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of March 27, 2000, was approximately $11.7 million.

         As of March 27, 2000, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

         Documents Incorporated By Reference: Portions of the 1999 Hersha Hospitality Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 26, 2000 are incorporated by reference into Part III hereof.

                            HERSHA HOSPITALITY TRUST

                                      INDEX

                                                                                                            FORM 10-K
                                                                                                              REPORT
ITEM NO.                                                                                                       PAGE

                                                      PART I

1. BUSINESS........................................................................................................3
2. PROPERTIES......................................................................................................8
3. LEGAL PROCEEDINGS..............................................................................................15
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................15

                                                      PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................15
6. SELECTED FINANCIAL AND OPERATING DATA..........................................................................16
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................20
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................22
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................................23
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES..........................73

                                                     PART III

10. TRUSTEES AND EXECUTIVE OFFICERS OF OUR COMPANY................................................................73
11. EXECUTIVE COMPENSATION........................................................................................73
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................................73
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................73

                                                      PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................................74

ITEM 1.       BUSINESS


                                    OVERVIEW

         Hersha Hospitality Trust [the "Company"] was formed in May 1998 to own initially ten hotels in Pennsylvania and to continue the hotel acquisition and development strategies of Hasu P. Shah, Chairman of the board of trustees and Chief Executive Officer of the Company. We are a self-advised Maryland real estate investment trust for federal income tax purposes. As of March 27, 2000, we owned four Holiday Inn Express(R) hotels, four Hampton Inn(R) hotels, two Holiday Inn(R) hotels, four Comfort Inn(R) hotels, one Best Western(R) hotel and one Clarion Suites(R) hotel, which contain an aggregate of 1,598 rooms.

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

         We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"], of which we are the sole general partner. We currently own a 35.1% partnership interest in the Partnership. Interests in the hotel properties are owned by subsidiary partnerships of HHLP. HHLP owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in these subsidiary partnerships.

         With the proceeds of our initial public offering, we caused the Partnership to acquire ten hotels [the "Initial Hotels"] in exchange for (1) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (2) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Since the completion of the initial public offering we have issued an additional 173,539 units in connection with the acquisition of the Hampton Inn, Danville, PA.

         We have acquired seven of the Initial Hotels and three other hotels, acquired subsequent to the commencement of operations, for prices that will be adjusted at either December 31, 1999, 2000 or 2001. The purchase price adjustments are performed by applying a pricing methodology consistent with the pricing of the hotels at the commencement of operations. Utilizing this pricing methodology, the hotels' cash flows are adjusted for the year ended on the adjustment dates in order to calculate a value for the respective hotel based upon a 12% return criteria. All such adjustments must be approved by a majority of our independent trustees.

         If the repricing produces a higher aggregate price for the hotels, sellers (who are affiliated with the officers of our Company) will receive an additional number of subordinated units that equals the increase in value plus the value of any distributions that would have been made with respect to such subordinated units if such units had been issued at the time of the acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the sellers will forfeit to the Partnership that number of subordinated units that equals the decrease in value plus the value of any distributions made with respect to such subordinated units. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of adjustment. Based upon unaudited results for the period ending December 31, 1999, the Partnership anticipates issuing additional units for the Holiday Inn, Milesburg, the Holiday Inn Express, Harrisburg and the Comfort Inn, Denver, PA.

         In order for us to qualify as a REIT, we cannot operate hotels. Therefore, the majority of our hotels are leased to Hersha Hospitality Management, L.P. [the "Lessee"]. The Lessee is owned by Mr. Hasu P. Shah, Mr. Bharat C. Mehta, Mr. Kanti D. Patel, Mr. Rajendra O. Gandhi, Mr. Kiran P. Patel and certain other affiliates [the "Hersha Affiliates"] some of whom have ownership interests in the Partnership. The hotels are leased to the Lessee pursuant to percentage leases [the "Percentage Leases"] based in part on the revenues at such hotels. We structured each percentage lease to provide us with anticipated rents at least equal to 12% of the purchase price paid for the hotel, net of (1) property and casualty insurance premiums, (2) real estate and personal property taxes, and (3) a reserve for furniture, fixtures and equipment equal to 4% (6% for the Holiday Inn Hotel and Conference Center, Harrisburg, PA, and Holiday Inn, Milesburg, PA) of gross revenues per quarter at the hotel. This pro forma return is based on certain assumptions and historical revenues for the hotels (including projected revenues for the newly-developed and newly-renovated hotels) and no assurance can be given that future revenues for the hotels will be consistent with prior performance or the estimates. Until the purchase price adjustment dates, the rent on the newly-developed and newly-renovated hotels will be fixed. See Item 2. Properties. After the adjustment dates, rent will be computed based on a percentage of revenues of those hotels. The Percentage Leases will have initial terms of five years and may be extended for two additional five-year terms at the option of the Lessee.

On August 11, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60 room Comfort Inn hotel located near the John
F. Kennedy International Airport in Jamaica, New York. The Comfort Inn was newly constructed and commenced operations on August 12, 1999.

On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and, through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. We also purchased the 72-room Hampton Inn hotel located in Danville, Pennsylvania from 3544 Associates.

The purchase prices for the Comfort Inn, Hampton Inn and Clarion Inn & Suites are $5.5million, $3.6 million and $2.7 million, respectively. The purchase price valuations for the properties acquired were based upon the rent to be paid by the Lessee under Percentage Leases. The purchase prices of these hotels will be adjusted on December 31, 2001 by applying the initial pricing methodology to such hotels' cash flows in a manner similar to that of the other hotels purchased by HHLP from the Hersha Affiliates. The adjustments must be approved by a majority of the Company's independent trustees.

On February 25, 2000, our Board of Trustees approved the purchase of three hotel properties from the Hersha Affiliates. The acquisitions will be effective as of January 1, 2000. The hotels acquired include a 110 room Hampton Inn & Suites located in Hershey, Pennsylvania, a 107 room full service Best Western located in Indiana, Pennsylvania and a 76 room Comfort Inn located in McHenry, Maryland. The aggregate purchase price of the three hotels was $11.5 million and was funded through our Line of Credit, the assumption of loans of $7.0 million and an additional loan of $2.0 million. The prices paid for these hotels will be adjusted on December 31, 2001 based upon the initial pricing methodology discussed previously. The adjustments must be approved by a majority of the Company's independent trustees.



                                 GROWTH STRATEGY

         We seek to enhance shareholder value by increasing amounts available for distribution to our shareholders by (1) acquiring additional hotels that meet our investment criteria and (2) participating in any increased revenue from our hotels through our Percentage Leases.

         ACQUISITION STRATEGY

         We focus on limited service and full service hotels with strong, national franchise affiliations in the upper-economy and mid-scale market segments, or hotels with the potential to obtain such franchises. In particular, we consider acquiring limited service hotels such as Comfort Inn(R), Best Western(R), Days Inn(R), Fairfield Inn(R), Hilton Garden Inn(R), Hampton Inn(R), Holiday Inn(R) and Holiday Inn Express(R) hotels, and Limited service extended-stay hotels such as Comfort Suites(R), Homewood Suites(R), Main Stay Suites(R) and Residence Inn by Marriott(R) hotels.

         In addition to the direct acquisition of hotels, we may make investments in hotels through joint ventures with strategic partners or through equity contributions, sales and leasebacks, or secured loans. We identify acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value.

         INVESTMENT CRITERIA

         We focus predominantly on potential acquisitions in the eastern United States. Such investments may include hotels newly developed by certain of our affiliates. Pursuant to an option agreement, we have an option to acquire any hotels owned or developed in the future by certain of our affiliates within 15 miles of any hotels that we own for two years after acquisition or development. Our acquisition policy is to acquire hotels for which we expect to receive rents at least equal to 12% of the purchase price paid for each hotel, net of (1) property and casualty insurance premiums, (2) real estate and personal property taxes, and (3) a reserve for furniture, fixtures and equipment equal to 4% (6% in the case of full-service hotels) of annual gross revenues at each hotel. Our board of trustees, however, may change our acquisition policy at any time without the approval of our shareholders. We intend to acquire hotels that meet one or more of the following criteria:

     o nationally-franchised hotels in locations with a relatively high demand for rooms, with a relatively low supply of competing hotels and with significant barriers to entry in major metropolitan and suburban areas;

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

         FINANCING

         We may finance additional investments in hotels, in whole or in part, with undistributed cash, subsequent issuances of Priority Class A Common Shares or other securities, or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the aggregate purchase prices paid for the hotels in which we invest. Our board of trustees, however, may change the debt policy without the approval of our shareholders. The aggregate purchase prices for our thirteen hotels, owned as of December 31, 1999, was approximately $59.5 million, and our indebtedness at December 31, 1999 was $24.8 million, which represents approximately 41.7% of the aggregate purchase price for our hotels.

         In February 2000, we entered into a portfolio refinancing of seven of our hotel properties for $22.05 million. Outstanding borrowings under the refinancing bear interest at a rate of 8.94% and have a total loan amortization period of 23.5 years. The first eighteen months of the loan is structured to be interest only financing with no principal payoff during the period. The loan proceeds will be utilized to payoff existing loans, to payoff limited partnership accruals and will also be utilized for acquisitions of hotel properties.


         INTERNAL GROWTH STRATEGY

         Our Percentage Leases are designed to allow us to participate in growth in revenues at our hotels. Our Percentage Leases generally provide that the Lessee will pay in each calendar quarter the greater of base rent or percentage rent. The percentage rent for each hotel is comprised of (1) a percentage of room revenues up to a threshold, (2) a higher percentage of room revenues in excess of that threshold but not more than a incentive threshold, (3) a lower percentage of room revenues in excess of that incentive threshold and (4) a percentage of revenues other than room revenues. The threshold is designed to provide incentive to the Lessee to generate higher revenues at each hotel by lowering the percentage of revenue paid as percentage rent once room revenues reach certain levels. In the case of the newly-developed and newly-renovated hotels, the Lessee will pay fixed rent until the adjustment date, after which the Lessee will pay the greater of base rent or percentage rent.

         PROPERTY MANAGEMENT

         In order for the Company to qualify as a REIT, neither the Company, the Partnership nor the subsidiary partnerships can operate hotels. Therefore, each of the hotels is leased to the Lessee under Percentage Leases. The Lessee also manages certain other properties owned by the Hersha Affiliates that are not owned by the Partnership. The Lessee commenced operations on January 1, 1999 and as of December 31, 1999 leases 13 hotel properties from the Partnership and also manages other properties for the Hersha Affiliates.

         OPERATING PRACTICES

         The Lessee utilizes a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team. The Lessee provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

         The Company has an agreement between it and the Lessee [the "Administrative Services Agreement"] to provide accounting and securities reporting services for the Company. The Administrative Services Agreement provides that the Lessee shall perform such services for an annual fee of $55,000 per year plus $10,000 per property for each hotel owned by the Company. The Lessee employs approximately 500 people in operating the hotels. The Lessee has advised the Company that its relationship with its employees is good.

         BUSINESS RISKS

         The hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels; recent over-building in the hotel industry, which has adversely affected occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the Lessee's ability to make lease payments and, therefore, the Company's ability to make expected distributions to shareholders. Further, decreases in room revenue at the hotels will result in decreased revenue to the Partnership and the subsidiary partnership, as applicable, under the Percentage Leases.

         ENVIRONMENTAL RISKS

         Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. In connection with the ownership of the hotels, the Company, the Partnership or the subsidiary partnerships may be potentially liable for any such costs.

         Phase I environmental site assessments were obtained on all of the hotels prior to their acquisition by the Company. Phase I environmental assessments were intended to identify potential environmental contamination for which the hotels may be responsible. The Phase I environmental assessments included historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis.

         The Phase I site assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the

Company aware of any such liability. Nevertheless, it is possible that the Phase I site assessments do not reveal environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the hotels will not be affected by the condition of other properties in the vicinity of the hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company, the Partnership, the subsidiary partnerships or the Lessee.

         The Company believes that the hotels are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances or other environmental matters. Neither the Company nor, to the knowledge of the Company, or any of the former owners of the Hotels have been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of the hotels.

         FRANCHISE AGREEMENTS

         We have paid certain expenses in connection with the transfer of the franchise licenses to the Lessee. The Lessee, which is owned by the Hersha Affiliates, holds all of the franchise licenses for each of the hotels currently owned by the Partnership. The Lessee is expected to hold all of the franchise licenses for any subsequently acquired hotel properties that it leases. We do not anticipate maintaining the franchise licenses for hotel properties managed by third party management companies. It is anticipated that franchise licenses for hotel properties managed by other lessees will be maintained by that lessee. During 1999, the Lessee paid franchise fees in the aggregate amount of approximately $1,600,000.

         TAX STATUS

         The Company intends to make an election to be taxed as a REIT under
Section 856 through 860 of the Internal Revenue Code ("Code"), commencing with its taxable year ending December 31, 1999. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to Federal income tax on the portion of its income that is distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

         Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 1999 distributions to the Company's shareholders, 100.0% are considered ordinary income.

ITEM 2.       PROPERTIES

         The following table sets forth certain information with respect to the hotels we owned as of December 31, 1999.

                                                              Twelve Months Ended December 31, 1999
                                                                                                 Average
                                     Year      Number of    Room           Other                  Daily
                                    Opened       Rooms     Revenue      Revenue(1)    Occupancy   Rate    REVPAR(2)
HOTELS
CLARION SUITES:
  Philadelphia, PA...........       1995            96   $2,242,322      $233,597       64.1%    $99.82     $63.99
  Harrisburg, PA.............       1998            77     $944,071       $29.460       54.4%    $61.83     $33.66

COMFORT INNS:
  Denver, PA (3).............       1990            45     $730,351       $14,626       61.9%    $71.84     $44.47
  JFK, NY(4).................       1999            60     $670,922        $9,945       77.3%   $120.65     $93.21
  Harrisburg, PA ............       1998            81   $1,203,944       $24,036       60.3%    $68.38     $41.23

HAMPTON INN
  Carlisle, PA...............       1997            95   $1,708,748       $30,221       68.8%    $70.10     $48.26
  Selinsgrove, PA (5) .......       1996            75   $1,520,944       $54,739       80.7%    $69.80     $56.31
  Danville, PA...............       1998            72   $1,143,249       $34,837       68.5%    $63.62     $43.60

HOLIDAY INNS:
   Milesburg, PA.............       1986           118   $1,510,420      $255,548       54.9%    $63.87     $35.07
   Harrisburg, PA............       1970           196   $3,110,524    $2,017,766       62.3%    $69.76     $43.48

HOLIDAY INN EXPRESS:
   Harrisburg, PA (6)........       1968           117   $1,509,220       $94,300       56.9%    $62.07     $35.34
   Hershey, PA...............       1997            85   $1,834,550       $49,228       59.2%   $101.91     $60.36
   New Columbia, PA...........      1997            81     $995.116       $30,378       55.2%    $61.34     $33.83

Total/weighted average..................         1,198  $19,124,381    $2,878,681       62.1%    $73.00    $ 45.35
                                                        -----------    ----------

Total Revenue...........................                $22,003,062
-------------------------

(1)       Represents restaurant revenue, telephone revenue and other revenue.
(2) REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3) The land underlying this hotel is leased to our operating Partnership by certain affiliates for rent of $6,000 per year for 99 years.
(4) This hotel opened on August 12 and, thus, the data shown represents operations from the date of opening through December 31, 1999.
(5) A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years.
(6) The land underlying this hotel is leased to our operating Partnership by certain affiliates for rent of $15,000 per year for 99 years.


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

         HAMPTON INN, DANVILLE, PENNSYLVANIA

         DESCRIPTION. The Hampton Inn, Danville, Pennsylvania, is located at Exit 33 off Interstate 80. The hotel, which opened in September 1998, has 72 guest rooms. Amenities include an indoor pool, hot tub, meeting facilities, complimentary continental breakfast, and 24-hour coffee service. All rooms offer queen beds or king beds, and coffee makers.

         GUEST PROFILE AND LOCAL COMPETITION. The majority of the hotel guests consist of tourists or overnight travelers. The Company considers its primary competition to be the Pine Barn Inn in Danville, PA.

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

         COMFORT INN JFK, JAMAICA NEW YORK

         DESCRIPTION. The Comfort Inn JFK, Jamaica, NY is located at 144-36 153rd Lane. The hotel was newly constructed and opened in 1999. It is a 60-room, limited service hotel with non-smoking units available and a complimentary breakfast buffet.

         GUEST PROFILE AND LOCAL COMPETITION. Approximately 75% of the hotel's business is related to business from the John F. Kennedy International Airport. The hotel's primary competition is the Ramada JFK, Holiday Inn JFK, Hilton JFK, and the Sheraton Hotel JFK.

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

         CLARION INN & SUITES, HARRISBURG, PENNSYLVANIA

         DESCRIPTION. The Clarion Inn & Suites, Harrisburg, Pennsylvania, is located at 5680 Allentown Boulevard and is easily accessible from Interstates 81 & 83. The hotel, which opened in August 1998, is a 77-room limited service hotel. Amenities include an outdoor pool, meeting facilities, complimentary continental breakfast, and 24-hour coffee. All rooms have one king bed or two queen beds. Jacuzzi suites are available and some rooms also have refrigerators and microwaves.

         GUEST PROFILE AND LOCAL COMPETITION. Approximately 40% of the hotel's business is comprised of business travelers, 30% is related to group business, 20% is leisure travelers, and 10% is government business. The Company considers its primary competition the Best Western and the Baymont Inn both located in Harrisburg, Pennsylvania.

         The following table sets forth certain information with respect to each of our hotels:

                                                                  Year Ended December 31,

                                                 1999        1998         1997        1996       1995       1994
                                                 ----        ----         ----        ----       ----       ----
HOLIDAY INN EXPRESS - HARRISBURG, PA
   Occupancy                                    56.9%       59.2%        56.4%       40.7%      43.2%      44.9%
   ADR                                         $62.07      $53.87       $56.33      $52.77     $48.05     $48.34
   REVPAR                                      $35.34      $31.87       $31.78      $21.50     $20.74     $21.70

HOLIDAY INN EXPRESS - HERSHEY, PA (1)
   Occupancy                                   59.22%       64.4%        38.8%
   ADR                                        $101.91      $81.25       $75.62
   REVPAR                                      $60.36      $52.33       $29.35

HOLIDAY INN EXPRESS - NEW COLUMBIA, PA (2)
   Occupancy                                    55.2%       49.3%         9.0%
   ADR                                         $61.34      $58.96       $59.68
   REVPAR                                      $33.83      $29.08        $5.39

HAMPTON INN - CARLISLE, PA (3)
   Occupancy                                    68.8%       66.8%        53.5%
   ADR                                         $70.10      $63.63       $65.33
   REVPAR                                      $48.26      $42.48       $34.93

HAMPTON INN - SELINSGROVE, PA (4)
   Occupancy                                    80.7%       78.6%        71.9%       50.1%
   ADR                                         $69.80      $65.58       $65.29      $60.76
   REVPAR                                      $56.31      $51.57       $46.96      $30.43

HAMPTON INN, DANVILLE, PA (5)
   Occupancy                                    68.5%       46.6%
   ADR                                         $63.62      $61.97
   REVPAR                                      $43.60      $28.85

HOLIDAY INN HOTEL AND CONFERENCE CENTER
- HARRISBURG, PA (6)
   Occupancy                                    62.3%       63.5%        63.3%       58.9%         46.2%
   ADR                                         $69.76      $68.34       $68.22      $61.36        $56.97
   REVPAR                                      $43.48      $43.37       $43.17      $36.13        $26.31

HOLIDAY INN - MILESBURG, PA
   Occupancy                                    54.9%       53.6%        52.0%       48.4%         51.0%   55.3%
   ADR                                         $63.87      $62.69       $56.07      $52.31        $51.59  $48.64
   REVPAR                                      $35.07      $33.76       $29.13      $25.31        $26.29  $26.88

COMFORT INN - DENVER, PA
   Occupancy                                    61.9%       63.2%        54.7%       53.5%         60.4%   60.4%
   ADR                                         $71.84      $74.99       $73.26      $61.04        $50.68  $49.72
   REVPAR                                      $44.47      $47.37       $40.08      $32.63        $30.60  $30.01

COMFORT INN - HARRISBURG, PA (7)
   Occupancy                                    60.3%       54.4%
   ADR                                         $68.38      $65.88
   REVPAR                                      $41.23      $35.85

COMFORT INN JFK, JAMAICA, NY (8)
   Occupancy                                    77.3%
   ADR                                        $120.65
   REVPAR                                      $93.21

CLARION SUITES, PHILADELPHIA, PA (9)
   Occupancy                                    64.1%       70.2%        73.7%   60.2%
   ADR                                         $99.82      $99.11       $91.02  $86.10
   REVPAR                                      $63.99      $69.56       $67.09  $51.83

CLARION INN & SUITES - HARRISBURG, PA
   Occupancy                                    54.4%       24.5%
   ADR                                         $61.83      $63.77
   REVPAR                                      $33.66      $15.61
---------------

(1) This hotel opened in October 1997 and, thus, the data shown for 1997 represent approximately three months of operations.
(2) This hotel opened in December 1997 and, thus, the data shown for 1997 represent approximately one month of operations.

(3) This hotel opened in June 1997 and, thus, the data shown for 1997 represent approximately seven months of operations.
(4) This hotel opened in September 1996 and, thus, the data shown for 1996 represent approximately four months of operations.
(5) This hotel opened in September 1998 and, thus, the data shown for 1998 represents approximately four months of operations.
(6) This hotel was converted to a Holiday Inn in September 1995 and, thus, the data shown for 1995 represent approximately four months of operations.
(7) This hotel opened in May 1998 and, thus, the data shown for 1998 represent approximately eight months of operations.
(8) This hotel opened in August 1999, and, thus, the data shown for 1999 represent approximately five months of operations.
(9) This hotel opened in August 1998 and, thus, the data shown for 1998 represent approximately five months of operations.


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

         The following table sets forth the initial fixed rent, if applicable, the annual base rent and the percentage rent formulas:

                                  Initial           Annual                          Percentage
       Hotel Property          Fixed Rent(1)     Base Rent(1)                      Rent Formula


HOLIDAY INN EXPRESS:
 Harrisburg, PA                      504,406             195,000  31.0% of room revenue up to $1,153,655, plus
                                                                  65.0% of room revenue in excess of $1,153,655
                                                                  but less than $1,357,241, plus 29.0% of room
                                                                  revenue in excess of $1,357,241, plus 8.0% of
                                                                  all non-room revenue.
HOLIDAY INN, EXPRESS:               $794,686            $364,000  42.1% of room revenue up to $1,479,523, plus
Hershey, PA                                                       65.0% of room revenue in excess of $1,479,523
                                                                  but less than $1,740,615, plus 29.0% of
                                                                  room revenue in excess of $1,740,615,
                                                                  plus 8.0% of all non-room revenue.
HOLIDAY INN EXPRESS:                 498,198             227,500  46.7% of room revenue up to $850,986, plus
 New Columbia, PA                                                 65.0% of room revenue in excess of $850,986
                                                                  but less than $1,001,160, plus 29.0% of
                                                                  room revenue in excess of $1,001,160,
                                                                  plus 8.0% of all non-room revenue.

HAMPTON INN:
Carlisle, PA                         699,062             325,000  42.3% of room revenue up to $1,293,906, plus
                                                                  65.0% of room revenue in excess of $1,293,906
                                                                  but less than $1,522,242, plus 29.0% of room
                                                                  revenue in excess of $1,522,242, plus 8.0% of
                                                                  all non-room revenue.
HAMPTON INN:
 Selinsgrove, PA                         n/a             308,469  49.0% of room revenue up to $1,081,152, plus
                                                                  65.0% of room revenue in excess of $1,081,152
                                                                  but less than $1,271,943, plus 29.0% of room
                                                                  revenue in excess of $1,271,943, plus 8.0% of
                                                                  all non-room revenue.
HAMPTON INN:                        $504,116            $234,000  43.2% of room revenue up to $916,749, plus 65%
 Danville, PA                                                     of room revenue in excess of $916,749 but less
                                                                  than $1,078,528, plus 29.0% of room revenue
                                                                  in excess of $1,078,528, plus 8.0% of
                                                                  all non-room revenue.

HOLIDAY INN HOTEL AND                    n/a             675,921  44.3% of room revenue up to $2,638,247, plus
CONFERENCE CENTER:                                                65.0% of room revenue in excess of $2,638,247
 Harrisburg,                                                      PA but less than $3,103,820, plus 31.0% of
                                                                  room revenue in excess of $3,103,820,
                                                                  plus 8.0% of all non-room revenue.
HOLIDAY INN:
 Milesburg, PA                       524,750             214,500  36.1% of room revenue up to $1,065,960, plus
                                                                  65.0% of room revenue in excess of $1,065,960
                                                                  but less than $1,254,070, plus 31.0% of room
                                                                  revenue in excess of $1,254,070, plus 8.0% of
                                                                  all non-room revenue.
COMFORT INN:
 Denver, PA                          262,234             112,288  35.4% of room revenue up to $559,542, plus
                                                                  65.0% of room revenue in excess of $559,542
                                                                  but less than $658,285, plus 29.0% of room
                                                                  revenue in excess of $658,285, plus 8.0% of
                                                                  all non-room revenue.
COMFORT INN:
 Harrisburg, PA                      514,171             234,000  40.7% of room revenue up to $980,050, plus
                                                                  65.0% of room revenue in excess of $980,050
                                                                  but less than $1,153,000, plus 29.0% of room
                                                                  revenue in excess of $1,153,000, plus 8.0% of
                                                                  all non-room revenue.

COMFORT INN JFK,:                   $758,300            $357,500  43.7% of room revenue up to $1,370,430, plus
Jamaica, NY                                                       65.0% of room revenue in excess of $1,370,430
                                                                  but less than $1,612,271, plus 29.0% of
                                                                  room revenue in excess of $1,612,271,
                                                                  plus 8.0% of all non-room revenue.

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



CLARION INN & SUITES:               $404,031            $175,500  35.3% of room revenue up to $855,611, plus 65%
Harrisburg, PA                                                    of room revenue in excess of $855,611 but less
                                                                  than $1,006,601, plus 29.0% of room revenue
                                                                  in excess of $1,006,601, plus 8.0% of
                                                                  all non-room revenue.
-----------------

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during 1999, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION

         Our Priority Class A Common Shares began trading on the American Stock Exchange on January 20, 1999 under the symbol "HT." As of March 27, 2000, the last reported closing price per Priority Class A Common Share on the American Stock Exchange was $5.125. The following table sets forth the high and low sales price per Priority Class A Common Share reported on the American Stock Exchange as traded for the period indicated.

         PERIOD                                                                    HIGH          LOW
         1999
              First Quarter (January 21, 1999 through March 31, 1999)            $6.313       $5.750
              Second Quarter (April 1, 1999 through June 30, 1999)               $6.125       $5.125
              Third Quarter (July 1, 1999 through September 30, 1999)            $5.875       $5.000
              Fourth Quarter (October 1, 1999 through December 31, 1999)         $5.500       $4.813

SHAREHOLDER INFORMATION

         At March 27, 2000, we had approximately 550 holders of record of our Priority Class A Common Shares. The subordinated units of limited partnership interest in our operating Partnership subsidiary (which are redeemable for Class B Common Shares subject to certain limitations) were held by twelve entities and or persons, including us.

         Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares.

DISTRIBUTION INFORMATION

         On March 15, 1999, we declared a cash distribution for the holders of the Priority Class A Common Shares for the period from January 1, 2000 to March 31, 2000 in the amount of $0.18 per share, payable on April 28, 2000, to holders of record on March 29, 2000. We currently anticipate maintaining at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, will be at the discretion of our board of trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant.

         Our operating partnership subsidiary has not yet paid a distribution to the holders of its subordinated units of limited partnership interest.


ITEM 6.       SELECTED FINANCIAL AND OPERATING DATA

         The following sets forth selected financial and operating data on a pro forma and historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The statement of operations and other data for the year ended December 31, 1999 include the historical results of the combined hotels prior to our acquisition of them.

         Historical operating results of the combined hotels prior to our acquisition, including net income, may not be comparable to future operating results.

                            HERSHA HOSPITALITY TRUST
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  PRO FORMA
                                                YEAR ENDED        YEAR ENDED
                                               DECEMBER 31,      DECEMBER 31,
                                                 1999 (1)          1999 (1)
                                              ---------------   --------------
OPERATING DATA
     Percentage Lease Revenue (2)                    $7,264         $8,299
     Other Revenue                                      106            125
                                              ---------------   --------------
        Total Revenue                                 7,370          8,424

     Interest expense                                 1,428          1,768
     Land lease                                          20             20
     Real estate and personal property
     taxes and property insurance                       450            546
     General and administrative                         363            424
     Depreciation and amortization                    2,064          2,433
                                              ---------------   --------------
        Total expenses                                4,325          5,191
     Income before allocation to minority
       interest                                       3,045          3,233
     Minority interest                                1,707          1,985
                                              ---------------   --------------
     Net income                                      $1,338         $1,248
                                              ===============   ==============

     Basic earnings per common share (3)              $0.59          $0.55
     Diluted earnings per common share (3)            $0.48          $0.50
     Dividends declared per common share              $0.67          $0.72

BALANCE SHEET DATA
     Net investment in hotel properties             $51,908
     Minority interest in Partnership               $18,980
     Shareholder's equity                           $11,805
     Total assets                                   $56,382
     Total debt                                     $24,754

OTHER DATA
     Funds from operations (4)                       $5,109
     Net cash provided by operating activities       $1,737
     Net cash (used in) investing activities        $(9,149)
     Net cash provided by financing activities       $6,198
     Weighted average shares outstanding
        Basic                                     2,275,000
        Diluted                                   6,369,700

-------------------------
(1)      Hersha Hospitality Trust commenced operations on January 26, 1999.
         The unaudited pro forma information for Hersha Hospitality Trust is presented for information purposes as if the acquisition of all hotels by the Partnership, and the commencement of the Percentage Leases had occurred on January 1, 1999. The unaudited results are not necessarily indicative of what actual results of our operations would have been if we commenced operations on January 1, 1999.
(2) Represents initial fixed rent plus aggregate Percentage Rent paid by the Lessee to the Partnership pursuant to the Percentage Leases, which payments are calculated by applying the rent provisions in the Percentage Leases to the historical room revenues.
(3) Represents basic and diluted earnings per share computed in accordance with FAS No. 128.
(4)      We note that industry analysts and investors use Funds From
         Operations (FFO) as a tool to compare equity real estate investment trust performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructing or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition.

The following table computes FFO:

                                           YEAR ENDED
                                          DECEMBER 31,
                                            1999 (1)
                                         ----------------

Net income applicable to common shares            $1,338

Add:
Minority interest                                  1,707
Depreciation and amortization                      2,064
                                             -----------
Funds From Operations                             $5,109
                                             ===========

-------------------------
(1)      Commenced operations on January 26, 1999.


                       HERSHA HOSPITALITY MANAGEMENT, L.P.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED
                                               DECEMBER 31,
                                                   1999
                                              ---------------
OPERATING DATA
     Room revenue                                   $21,871
     Other revenue                                    3,428
                                              ---------------
        Total Revenue                                25,299

     Hotel operating expenses                         9,944
     Restaurant operating expenses                    1,822
     Advertising and Marketing                        1,228
     Bad Debts                                          247
     Depreciation and amortization                      102
     General and Administrative                       3,717
     Lease Expense - Related Party HHLP               7,264
     Lease Expense - Other Related Parties            1,361
                                              ---------------
        Total Expenses                               25,685
                                              ---------------
     Net income                                       $(386)
                                              ===============

                       COMBINED ENTITIES - INITIAL HOTELS
                       SELECTED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                       1998          1997        1996        1995
OPERATING DATA
     Room revenue                                 $  15,185     $  10,880    $  7,273    $  5,262
     Restaurant revenue                               2,111         1,744       2,106       1,515
     Other revenue                                      790           821         610         442
                                                  ---------     ---------    --------    --------
        TOTAL REVENUE                                18,086        13,445       9,989       7,219


     Hotel operating expenses                         7,449         5,628       4,887       3,789
     Restaurant operating expenses                    1,469           996       1,406         961
     Advertising and Marketing                          918           571         418         185
     Depreciation and amortization                    1,543         1,189         924         711
     Interest expense                                 1,605           821         605         434
     Interest expense - Related parties                 386           533         316         200
     General and Administrative                       2,065         1,644       1,085         779
     General and Administrative - Related Parties       608           320         364         102
     Loss on Abandonments and Asset Disposals            95             -          12         284
     Liquidation Damages                                  -            14           -         150
                                                  ---------     ---------    --------    --------
        TOTAL EXPENSES                               16,138        11,716      10,017       7,595
                                                  ---------     ---------    --------    --------
     NET INCOME                                   $   1,948     $   1,729    $    (28)   $   (376)
                                                  =========     =========    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 2000 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipate", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward-looking statements. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

GENERAL

         The Company's principal source of revenue is from payments by the Lessee under the Percentage Leases. The principal determinants of Percentage Rent are the hotels' room revenue, and to a lesser extent, other revenue. The Lessee's ability to make payments to the Partnership under the Percentage Leases is dependent on the operations of the hotels.

OVERVIEW

         Please refer to the information under Item 1, entitled "Overview."

PRO FORMA RESULTS OF OPERATIONS OF OUR HOTELS

         COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED
         DECEMBER 31, 1998

         Room revenue for our hotels increased $4,487,852 or 27.8% to $20,649,276 in 1999 from $16,161,424 in 1998. The increase resulted from the addition of 80,890 available room nights with an overall increase of 54,776 room nights sold. The increase in room nights available was a result of opening three new hotels in 1998, which were open the full year in 1999, and one hotel that opened in 1999. In addition, a 2% increase in occupancy to 58% in 1999 as well as a 3.5% increase in our average daily rate to $71.64 compared to $69.23 augmented the available room-nights. Revenue per available room (REVPAR) increased 7.0% to $41.34 from $38.61.

         Total expenses less depreciation, amortization and interest increased by $2,277,434 or 18.2% to $14,806,884. Operating income before interest expense, depreciation and amortization increased by 56.4% to $8,702,136 from $5,563,648.

RESULTS OF OPERATIONS OF OUR HOTELS PRIOR TO THE COMMENCEMENT OF OPERATIONS FOR HERSHA HOSPITALITY TRUST

         COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED
         DECEMBER 31, 1997

         Room revenue for our hotels increased $4,305,000 or 40% to $15,185,000 in 1998 from $10,880,000 in 1997. The increase resulted from the addition of 86,114 available room nights with an overall increase of 58,986 room nights sold. The increase in room nights available was a result of opening three new hotels in 1997, which were open the full year in 1998, and one hotel that opened in 1998. In addition, a 3% increase in occupancy to 62% from 60% in 1997 as well as a 2% increase in our average daily rate to $69.54 compared to $68.27 in 1997 augmented the available room nights. REVPAR increased 5% to $43.30 from $41.09.

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

         We currently maintain a $7.0 million line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and are collateralized by the Holiday Inn, Milesburg, PA., and the Clarion Suites, Philadelphia, PA. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. The outstanding principal balance on the line of credit was approximately $6.1 million at December 31, 1999 with approximately $900,000 available on a collateralized basis. The weighted average interest rate on short term borrowings was 8.37%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         None.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is to changes in interest rates on its variable rate Line of Credit. At December 31, 1999, the Company had total outstanding indebtedness under the Line of Credit of approximately $6.1 million at an interest rate of 8.5%. At March 27, 1999, the Company had total outstanding indebtedness under the Line of Credit of approximately $4.5 million at an interest rate of 9.0%. The entire amount outstanding under the Line of Credit becomes due and payable as of August 8, 2001. The Company has not entered into, but in the future may enter into, derivative financial instruments such as interest rate swaps to mitigate its interest rate risk. In the event that the Company does not have sufficient cash reserves to pay off the Line of Credit when due, it will have to borrow an amount sufficient to pay off the Line of Credit at the prevailing interest rate at the time the amount outstanding becomes due and payable. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO FINANCIAL STATEMENTS

                HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
                Independent Auditors' Report.........................................................24
                Consolidated Balance Sheets as of December 31, 1999 and 1998.........................25
                Consolidated Statement of Operations for the year ended
                December 31, 1999....................................................................26
                Consolidated Statements of Shareholders' Equity for the year ended
                December 31, 1999 and the period May 27, 1998 (date of inception)
                to December 31, 1998.................................................................27
                Consolidated Statement of Cash Flows for the year ended
                December 31, 1999....................................................................28
                Notes to Consolidated Financial Statements...........................................30
                Schedule III - Real Estate and Accumulated Depreciation for the
                year ended December 31, 1999.........................................................45

                HERSHA HOSPITALITY MANAGEMENT, L.P.
                Independent Auditors' Report.........................................................47
                Balance Sheets as of December 31, 1999 and 1998......................................48
                Statement of Operations for the year ended December 31, 1999.........................49
                Statement of Partners Capital for the year ended December 31, 1999...................50
                Statement of Cash Flows for the year ended December 31, 1999.........................51
                Notes to Financial Statements........................................................53

                COMBINED ENTITIES - INITIAL HOTELS
                Independent Auditors' Report.........................................................59
                Combined Balance Sheets as of December 31, 1998 and 1997.............................60
                Combined Statements of Operations for the years ended
                December 31, 1998, 1997, and 1996 ...................................................61
                Combined Statements of Owners' Equity for the years ended
                December 31, 1998, 1997, and 1996 ...................................................62
                Combined Statements of Cash Flows for the year ended
                December 31, 1998, 1997, and 1996....................................................63
                Notes to Combined Financial Statements...............................................64

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Trustees of Hersha Hospitality Trust
   New Cumberland, Pennsylvania


                  We have audited the accompanying consolidated balance sheet of Hersha Hospitality Trust and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. We have also audited the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statement of shareholders' equity for the period May 27, 1998 [date of inception] to December 31, 1998. Our audits also included the consolidated financial statement schedule included on Pages 45 and 46. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, and the statement of shareholders' equity for the period May 27, 1998 [date of inception] to December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relationship to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein as of December 31, 1999.

                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants.

Cranford, New Jersey
February 16, 2000 [Except as to
Note 13[B] as to which the
date is February 25, 2000]

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
[IN THOUSANDS EXCEPT SHARE AMOUNTS]


                                                                           DECEMBER 31, 1999             DECEMBER 31, 1998
                                                                           ------------------            -----------------
ASSETS:
     Investment in Hotel Properties, Net of
     Accumulated Depreciation                                           $               51,908        $                 --
     Cash and cash equivalents                                                             124                          --
     Lease Payments Receivable - Related Party                                           2,116                          --
     Intangibles, Net of Accumulated Amortization                                          855                          --
     Due from Related Party                                                              1,028                          --
     Other Assets                                                                          351                          --
                                                                           --------------------          ------------------
TOTAL ASSETS                                                            $               56,382        $                 --
                                                                           ====================          ==================


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Cash Overdraft                                                     $                   84        $                 --
     Line of Credit                                                                      6,096                          --
     Mortgages Payable                                                                  18,658                          --
     Dividends Payable                                                                     410                          --
     Due to Related Party                                                                  188                          --
     Accounts Payable and Accrued Expenses                                                 161                          --
                                                                           --------------------          ------------------
TOTAL LIABILITIES                                                       $               25,597        $                 --
                                                                           --------------------          ------------------
MINORITY INTEREST                                                                       18,980                          --
                                                                           --------------------          ------------------
COMMITMENTS AND CONTINGENCIES                                                               --                          --
                                                                           --------------------          ------------------

SHAREHOLDERS' EQUITY:
     Preferred Shares,  $.01 par value,  10,000,000 Shares authorized,
     None Issued and Outstanding                                                            --                          --

     Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares
     Authorized, 2,275,000 and -0- Shares Issued and Outstanding at December 31,
     1999 and 1998, Respectively (Aggregate Liquidation Preference $13,650)                 23                          --

     Common  Shares  - Class  B,  $.01 Par  Value,  50,000,000  Shares
     Authorized,   -0-  and  100  Shares  Issued  and  Outstanding  at
     December 31, 1999 and 1998, Respectively                                               --                          --

     Additional Paid-in Capital                                                         11,968                          --
     Distributions in Excess of Net Earnings                                             (186)                          --
                                                                           --------------------          ------------------
TOTAL SHAREHOLDERS' EQUITY                                                              11,805                          --
                                                                           --------------------          ------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $               56,382        $                 --
                                                                           ====================          ==================

(1)  Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 (1) [IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]


                                                                     YEAR ENDED
                                                                 DECEMBER 31, 1999
REVENUE:
     Percentage Lease Revenue - Related Party               $                    7,264
     Interest                                                                       78
     Interest - Related Party                                                       28
                                                               ------------------------

       TOTAL REVENUE                                        $                    7,370
                                                               ------------------------

EXPENSES:
     Interest                                                                    1,428
     Land Lease - Related Party                                                     20
     Real Estate and Personal Property Taxes and Insurance                         450

     General and Administrative                                                    363
     Depreciation and Amortization                                               2,064
                                                               ------------------------
      TOTAL EXPENSES                                        $                    4,325

INCOME BEFORE MINORITY INTEREST                                                  3,045
                                                               ------------------------
INCOME ALLOCATED TO MINORITY INTEREST                                            1,707
                                                               ------------------------
     NET INCOME                                             $                    1,338
                                                               ========================
     BASIC EARNINGS PER COMMON SHARE                        $                     0.59
                                                               ========================
     DILUTED EARNINGS PER COMMON SHARE                      $                     0.48
                                                               ========================
WEIGHTED AVERAGE SHARES:
     Basic                                                                   2,275,000
                                                               ========================
     Diluted (2)                                                             6,369,700
                                                               ========================

(1)  Operations commenced on January 26, 1999

(2) Includes 4,205,970 units of limited partnership interest that are redeemable on a one-for-one basis for Class B Common Shares.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999 (1) AND THE PERIOD MAY 27, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
[IN THOUSANDS, EXCEPT SHARES]

                                  PRIORITY CLASS A                CLASS B            ADDITIONAL     DISTRIBUTIONS
                               ------------------------   ------------------------
                                    COMMON STOCK               COMMON STOCK            PAID-IN       IN EXCESS OF
    DESCRIPTION                   SHARES      DOLLARS        SHARES      DOLLARS       CAPITAL       NET EARNINGS       TOTAL
    -----------                   ------      -------        ------      -------       -------       ------------       -----

Balance at May 27, 1998              -        $    -            -          $   -         $  -            $  -            $  -

Issuance of Initial Shares           -             -          100              -            -               -               -
                                ----------   ---------    ----------     -----------   ------------   ------------   ----------

Balance at December 31, 1998         -             -          100              -            -               -               -

Cancellation of Initial Shares       -             -         (100)             -            -               -               -


Issuance of shares,              2,275,000         23           -              -        11,968              -            11,991
    net of offering expenses

Dividends declared                   -             -            -              -            -           (1,524)          (1,524)
    ($0.67 per share)


Net Income                                                                                               1,338           1,338
                                ----------   ---------    ----------     -----------   ------------   ------------   ----------



Balance at December 31, 1999     2,275,000        $23           -           $  -      $ 11,968       $    (186)       $ 11,805
                                ==========   =========    ==========     ===========   ============   ============   ==========

 (1)  Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 1999 (1)
[IN THOUSANDS]


OPERATING ACTIVITIES:
   Net Income                                                 $         1,338
                                                             ----------------
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating activities:
     Depreciation and Amortization                                      2,064
     Income Allocated to Minority Interest                              1,707

   Change in Assets and Liabilities:
     (Increase) Decrease in:
       Cash Overdraft                                                      84
       Lease Payments Receivable                                       (2,116)
       Other Assets                                                      (351)
     Increase (Decrease):
       Due to Related Party                                               188
       Accounts Payable and Accrued Expenses                              161
                                                             ----------------

     Total Adjustments                                                  1,737
                                                             ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,075

INVESTING ACTIVITIES
   Purchase of Hotel Property Assets                                   (7,209)
   Purchase of Intangible Assets                                         (940)
   Advances to Related Party                                           (1,000)
                                                                      -------

NET CASH USED IN INVESTING ACTIVITIES                                  (9,149)

FINANCING ACTIVITIES
   Draw on Line of Credit                                               6,096
   Net Proceeds from Issuance of Stock                                 11,991
   Repayment of Mortgages Payable                                      (5,460)
   Dividends Paid                                                      (1,114)
   Limited Partnership Unit Distributions Paid                         (1,580)
   Repayment of Related Party Loans                                    (3,735)
                                                             ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               6,198

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      124

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             -
                                                             ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $           124
                                                             ================

(1)      Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 1999 (1)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid During the Period:
     Interest                                                      $  1,393

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

On September 1, 1999, we have acquired an Investment in the Hampton Inn, Danville, PA in exchange for (i) 173,359 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $1.0 million based on the initial offering price and (ii) the assumption of approximately $2.6 million of indebtedness.

We assumed mortgages payable of $2.0 million in connection with the acquisition of the Clarion Inn & Suites, Harrisburg.

On December 29, 1999 we declared a $0.18 per Class A Common Share dividend of $410 that was paid on January 31, 2000 and a distribution of $460 to the holders of limited partnership units.

(1) Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



[1] ORGANIZATION AND BASIS OF FINANCIAL PRESENTATION

Hersha Hospitality Trust was formed in May 1998 to acquire equity interests in ten existing hotel properties. We are a self-administered, Maryland real estate investment trust for federal income tax purposes. On January 26, 1999, we completed an initial public offering of 2,275,000 shares of $.01 par value Priority Class A Common Shares. The offering price per share was $6 resulting in gross proceeds of $13,650. Net of underwriters discount and offering expenses, we received net proceeds of $11,991.

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership
[the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Hasu P. Shah and certain affiliates the ["Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC. We began operations on January 26, 1999, therefore, the historical financial statements include activity from January 26, 1999 to December 31, 1999.

Since inception, we have leased all of our hotel facilities to Hersha Hospitality Management, LP, [the "Lessee" or "HHMLP"], a limited partnership owned by the Hersha Affiliates. The Lessee operates and leases the hotel properties pursuant to separate percentage lease agreements [the "Percentage Leases"] which provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the eastern Pennsylvania area.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and includes all of our accounts as well as accounts of the Partnership and the subsidiary partnerships and all intercompany amounts have been eliminated.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT IN HOTEL PROPERTIES - Investment in hotel properties are stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

The estimated lives used to depreciate the Hotel properties are as follows:

Building and Improvements                                15 to 40 Years
Furniture and Fixtures                                     5 to 7 Years

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or that depreciation periods should be modified. Long-Lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. We do not believe that there are any current facts or circumstances indicating impairment of any of our investment in hotel properties.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with maturities of three months or less when acquired, carried at cost, which approximates fair value. We had no cash equivalents at December 31, 1999.

INTANGIBLE ASSETS - Intangible assets are carried at cost and consist of loan acquisition fees and goodwill. Amortization of loan acquisition fees is computed using the straight-line method over the two year term of the related debt and over a 15 year period for goodwill.

REVENUE RECOGNITION - Percentage lease income is recognized when earned from the Lessee under the agreements from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the Lessee are operating leases.

INCOME TAXES - We qualify as a real estate investment trust under Section 856 and 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

Earnings and profits that determine the taxability of dividends to shareholders differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. During 1999, none of the distributions were considered to be return of capital for Federal income tax purposes.

MINORITY INTEREST - Minority interest in the Partnership represents the limited partners proportionate share of the equity of the Partnership. The limited partnership interests are owned by numerous individuals and companies as of December 31, 1999. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


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

Potential future dilutive securities include 4,205,970 shares issuable under limited partnership units and 534,000 shares issuable under outstanding options.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and rent receivable arising from our normal business activities. We place our cash and cash equivalents with high credit quality financial institutions. We do not require collateral to support our financial instruments. At December 31, 1999, we had approximately $35 in financial institutions that exceeded federally insured amounts.

Rental income is earned from a single related party lessee. Therefore, the collection of rent receivable and rent income is reliant on the continued financial health of the Lessee.

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

DISTRIBUTIONS - We intend to pay regular quarterly dividends which are initially dependent upon receipt of distributions from the Partnership. On December 29, 1999, we declared a $.18 per Class A Common Share dividend which was paid on January 31, 2000. As of December 31, 1999, the cumulative distributions declared since the commencement of operations on January 26, 1999 was $0.67 per Class A Common Share.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

[3] INTANGIBLE ASSETS

At December 31, 1999, intangibles consisted of the following:
                                                 ACCUMULATED
    DESCRIPTION                      COST        AMORTIZATION          NET

December 31, 1999:
Goodwill                            $   868             $     72   $       796
Loan Acquisition Fees                    72                   13            59
                             --------------   ------------------ -------------
Totals                              $   940             $     85   $       855
                             ==============   ================== =============


Amortization expense was $85 for the year ending December 31, 1999

[4] INVESTMENT IN HOTEL PROPERTIES

Hotel properties consist of the following at December 31, 1999:

                                                  1999
Land                                             $  4,597
Buildings and Improvements                         42,915
Furniture, Fixtures and Equipment                   6,375
                                            -------------
                                                   53,887

Less Accumulated Depreciation                       1,979
                                            -------------
                                                  $51,908
                                            =============


Depreciation expense was $1,979 for the year ending December 31, 1999.

The thirteen hotels owned at December 31, 1999 consist of eleven premium limited service hotels and two full service hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

[4] INVESTMENT IN HOTEL PROPERTIES [CONTINUED]

In 1999, we acquired the following premium limited service hotels for the approximate amounts indicated:

                                               NO. OF         PURCHASE
                                               ROOMS           PRICE
Comfort Inn - JFK, NY                                 60            $5,500
Clarion Inn & Suites, Harrisburg, PA                  77             2,700
Hampton Inn, Danville, PA                             72             3,600
                                            -------------  ---------------
                                                      209          $11,800

On August 11, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60-room Comfort Inn hotel located near the John
F. Kennedy International Airport in Jamaica, New York. The Comfort Inn was newly constructed and commenced operations on August 12, 1999.

On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and, through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. We also purchased the 72-room Hampton Inn hotel located in Danville, Pennsylvania from 3544 Associates.

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

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the dates of acquisition. No goodwill arose in the transactions.

[5] DEBT

Debt is comprised of the following at December 31, 1999:

                                                        1999
        Mortgages Payable                             $18,658
        Revolving Credit Facility                       6,096
                                                      -------
                                                       24,754

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

[5] DEBT [CONTINUED]

Substantially all of our mortgage indebtedness is collateralized by property and equipment and in certain situations is personally guaranteed by the Hersha Affiliates. The total mortgages payable balance at December 31, 1999, was $18,658 and consisted of mortgages with fixed interest rates ranging from 7.75% to 8.45%. The maturities for the outstanding mortgages ranged from October 3, 2011 to October 18, 2013.

On August 9, 1999, the Company obtained a $7.0 million credit facility from Sovereign Bank (the "Line of Credit"). Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn, Milesburg, PA and the Clarion Suites, Philadelphia, PA. The interest rate on borrowings under the Line of Credit at December 31, 1999 was 8.50%. The Line of Credit expires on August 8, 2001. We have the option to extend the Line of Credit for an additional twelve months upon expiration. The outstanding principal balance on the Line of Credit was approximately $6.1 million at December 31, 1999 with approximately $900,000 available on a collateralized basis. The weighted average interest rate on short term borrowings was 8.37 %.

Aggregate annual principal payments for the Company's mortgages payable at December 31, 1999 are due as follows:

        2000                       $              853
        2001                                      925
        2002                                    1,003
        2003                                    1,088
        2004                                    1,201
        Thereafter                             13,588
                                   -------------------
        TOTAL                      $           18,658
                                   ===================

[6] COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

In conjunction with the initial public offering, we acquired the Initial Hotels and entered into percentage lease agreements with Hersha Hospitality Management, L.P. We have acquired three properties subsequent to our public offering. Under the Percentage Leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

For the year ending December 31, 1999 the limited partners were paid cumulative distributions of $2,039. We have a commitment outstanding to the limited partners of $704 as of December 31, 1999. The Priority Class A Common shareholders will be entitled to receive dividends in excess of the priority distribution [See Note 9] after the limited partners have received an amount equal to the priority distribution. The holders of the Priority Class A Common Shares will be entitled to receive further distributions on a pro rata basis with the holders of the limited partnership units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[6] COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

We are the sole general partner in the Partnership, which is the sole general partner in the subsidiary partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have entered into percentage leases relating to each of the hotels with the Lessee. Each percentage lease will have an initial non-cancelable term of five years. All of the Percentage Leases for these hotels may be extended for an additional five-year term at the Lessee's option. At the end of the first extended term, the Lessee, at its option, may extend some or all of the Percentage Leases for these hotels for an additional five-year term. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from the Lessee through January 2004. Minimum future rental income under these noncancellable operating leases at December 31, 1999, is as follows:

        2000                       $      7,775
        2001                              6,420
        2002                              4,604
        2003                              4,604
        2004                              1,280
        Thereafter                            0
                                   -------------
        TOTAL                      $     24,683
                                   =============


For the period January 26, 1999 through December 31, 1999, we earned initial fixed rents of $4,152 and earned percentage rents of $3,112.

We have acquired seven of the Initial Hotels and three other hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 1999, 2000 or 2001. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value plus the value of any distributions that would have been made with respect to such units if such units had been issued at the time of the acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units of limited partnership interest that, when multiplied by the offering price, equals the decrease in value plus the value of any distributions made with respect to such units. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


On January 26, 1999, we executed an administrative services agreement with the Lessee to provide accounting and securities reporting services for the Company. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. As of December 31, 1999 $155 has been charged to operations.

We owe the Lessee, a related party, $144 for replacement reserve reimbursements and $44 under the administrative services agreement as of December 31, 1999.

We leased a parcel of real estate to Mr. Hasu P. Shah for a nominal amount per year.

We leased a two parcels of real estate from the Hersha Affiliates for an aggregate annual rental of $21.

We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain legal fees aggregating $153. Of this amount $144 was capitalized as Settlement costs.

We have approved the lending of up to $3.0 million to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects. As of December 31, 1999, the Hersha Affiliates owe us $1.0 million related to this borrowing. The Hersha Affiliates have borrowed this money from us at an interest rate of 12.0% per annum. Interest income from these advances was $28 for the year ended December 31, 1999.


[7] STOCK OPTION PLANS

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[7] STOCK OPTION PLANS [CONTINUED]

We issued options to purchase 500,000 Class B common shares and units under the Option Plan with a exercise price of $6.00, subject to the price restrictions mentioned above. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.

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

We issued options to purchase 34,000 Class B Common Shares under the Trustees' Plan with an exercise price of $6.00, subject to the price restrictions mentioned above. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.

The fair value of each option grant is estimated on the date of the grant with the following weighted average assumptions:

Dividend Yield                        12.00%
Expected Volatility                   30.63%
Risk-Free Interest Rate                5.20%
Expected Lives                       3 Years

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


 [7] STOCK OPTION PLANS [CONTINUED]

A summary of stock option activity under all plans is as follows:

                                                               WEIGHTED AVERAGE
                                         SHARES                 EXERCISE PRICE

Outstanding December 31, 1998                -                      $    -
    Granted                            1,033,975                    $ 6.00
    Exercised                                -                           -
    Forfeited/Expired                        -                           -
    Cancelled                           (499,975)                   $ 6.00
                                     -----------              ------------
Outstanding December 31, 1999            534,000                    $ 6.00
                                     ===========              ============
Exercisable December 31, 1999                -
                                     ===========


The following table summarizes information about stock options at December 31, 1999:

                                                   OUTSTANDING                                     EXERCISABLE
                               -----------------------------------------------------  ---------------------------------------
                                    WEIGHTED AVERAGE          WEIGHTED AVERAGE                         WEIGHTED AVERAGE
  EXERCISE                             REMAINING                  EXERCISE                                 EXERCISE
   PRICE          SHARES            CONTRACTUAL LIFE               PRICE                 SHARES              PRICE

   $6.00           534,000                4.42                     $6.00                     -                  -

The number of shares available at December 31, 1999 and 1998 for granting of options was 316,000 and 0, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[8] EARNINGS PER SHARE


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1999
                                                             ------------------

Net Income for Basic Earnings Per Share                           $    1,338


Add:  Income Attributable to Minority Interest                         1,707
                                                             ------------------

NET INCOME FOR DILUTED EARNINGS PER SHARE                         $    3,045
-----------------------------------------
                                                             ==================


Weighted Average Shares for Basic Earnings Per Share               2,275,000


Dilutive Effect of Limited Partnership Units                       4,094,700
                                                             ------------------


WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE             6,369,700
------------------------------------------------------
                                                             ==================


[9] CAPITAL STOCK

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $.18 per share on a quarterly basis and shares equally in additional dividends after the Class B Common Shares have received $.18 per share in each quarterly period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares commenced on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Hersha Hospitality Limited Partnership Agreement, the limited partners have certain redemption rights that enable them to cause the Partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners over time periods ranging from one to two years from January 26, 1999. At December 31, 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,205,970. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[9] CAPITAL STOCK [CONTINUED]

The Company's common stock is duly authorized, fully paid and nonassessable. Common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Trustees of the Company out of assets legally available and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. See Note 4 for a discussion of the units issued and the redemption rights of minority interest shareholders with respect to 4,205,970 units that are redeemable on a one-for-one basis for shares of Class B common stock. None of the units discussed in Note 4 have been redeemed.

We intend to make regular quarterly distributions to holders of the Priority Common Shares initially equal to $0.18 per share, which on an annualized basis would be equal to $0.72 per share or 12.0% of the Offering Price of $6.00. The holders of the Priority Common Shares will be entitled to a priority with respect to distributions and amounts payable upon liquidation [the "Priority Rights"] for a period [the "Priority Period"] beginning on January 26, 1999 and ending on the earlier of: (i) the date that is 15 trading days after the Company sends notice to the record holders of the Priority Common Shares that their Priority Rights will terminate in 15 trading days, provided that the closing bid price of the Priority Common Shares is at least $7.00 on each trading day during such 15-day period, or (ii) the fifth anniversary of the closing of the Offering.

Upon liquidation of the Partnership during the Priority Period, after payment of, or adequate provision for, debts and obligations of the Partnership, including any partner loans, any remaining assets of the Partnership will be distributed in the following order of priority: (i) first, to us until we have received any unpaid Preferred Return plus an amount equal to $6.00 per Unit held us, (ii) second, to the Limited Partners in accordance with their respective percentage interests in the Partnership until each Limited Partner has received an amount equal to any unpaid Preferred Return plus $6.00 per Unit held by the such Limited Partner, and (iii) finally, to us and the Limited Partners with positive capital accounts.

Upon liquidation of the Partnership after the Priority Period, after payment of, or adequate provision for, debts and obligations of the Partnership, including any partner loans, any remaining assets of the Partnership will be distributed to us and the Limited Partners with positive capital accounts in accordance with their respective positive capital account balances.

Pursuant to the Partnership Agreement, the Limited Partners will receive the Redemption Rights, which will enable them to cause the Partnership to redeem their interests in the Partnership in exchange for cash or, at the option of the Company, Class B Common Shares on a one-for-one basis. In the event that the Class B Common Shares are converted into Priority Common Shares prior to redemption of the Subordinated Units, such outstanding Subordinated Units will be redeemable for Priority Common Shares. The holders of the Priority Common Shares and the Class B Common Shares have identical voting rights and will vote together as a single class.

[10] NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[10] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. We do not currently have any derivative instruments and are not currently engaged in any hedging activities. In June 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal quarters beginning after June 30, 2000.


[11] FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1999, financial instruments include cash and cash equivalents, lease payments receivable, accounts payable, accrued expenses, loans to and from related parties, a line of credit and mortgages payable. The fair values of cash and cash equivalents, lease payments receivable and accounts payable and accrued expenses approximate carrying value because of the short-term nature of these instruments. Loans to and from related parties carry interest at rates that approximate our borrowing cost. The fair value of mortgages payable and the line of credit approximates carrying value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

 [12] PRO FORMA INFORMATION[UNAUDITED]

Due to the impact of the acquisitions, historical operations may not be indicative of future results of operations and net income per common share.

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


                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
               [IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                            -----------------------------------
                                                                 1999                1998
                                                            ----------------     --------------
REVENUE:
     Percentage Lease Revenue - Related Party                        $8,299             $7,346
     Other Revenue                                                      125                 95
                                                            ----------------     --------------
     Total Revenue                                                   $8,424             $7,441
                                                            ----------------     --------------

EXPENSES:
     Interest                                                         1,768              1,442
     Land Lease - Related Party                                          20                 20
     Taxes and Insurance                                                546                527
     General and Administrative                                         424                442
     Depreciation and Amortization                                    2,433              2,280
                                                            ----------------     --------------
     TOTAL EXPENSES                                                  $5,191             $4,711
                                                            ----------------     --------------

     Income Before Minority Interest                                  3,233              2,730

Income Allocated to Minority Interest                                 1,985              1,723

     Net Income                                                      $1,248             $1,007
                                                            ================     ==============

     Basic Earning Per Common Share                                    0.55               0.44
                                                            ================     ==============

     Diluted Earnings Per Common Share                                 0.50               0.42
                                                            ================     ==============

     Weighted Average Shares for Basic Earnings Per Share
                                                                  2,275,000          2,275,000

     Weighted  Average  Shares for  Diluted  Earnings  Per
     Share                                                        6,480,970          6,480,970

HERSHA HOSPITALITY TRUST SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

 [13]  SUBSEQUENT EVENTS

[A] On February 3, 2000 we entered into an agreement with Lehman Brothers Bank for the refinancing of eight properties currently owned by the Company. The total amount of the loan is $22.05 million for 10 years with a fixed interest rate of 8.94%. The loan is interest only for the first eighteen months with the principal amortizing over a period of 22 years after the completion of the interest only period.

[B] On February 25, 2000, our Board of Trustees approved the purchase of three hotel properties from the Hersha Affiliates. The acquisitions will be effective as of January 1, 2000. The hotels acquired include a 110 room Hampton Inn & Suites located in Hershey, Pennsylvania, a 107 room full service Best Western located in Indiana, Pennsylvania and a 76 room Comfort Inn located in McHenry, Maryland. The aggregate purchase price of the three hotels was $11.5 million and was funded through our Line of Credit, the assumption of loans of $7.0 million and an additional loan of $2.0 million. The prices paid for these hotels will be adjusted on December 31, 2001 based upon the initial pricing methodology discussed in our financial statements.

                                 . . . . . . . .

HERSHA HOSPITALITY TRUST SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 [IN THOUSANDS]


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 [IN THOUSANDS]

                                                                                  GROSS AMOUNTS AT WHICH
                                                           COSTS CAPITALIZED           CARRIED AT
                                    INITIAL COSTS       SUBSEQUENT TO ACQUISITION   CLOSE OF PERIOD
                                           BUILDINGS AND            BUILDINGS AND          BUILDINGS AND
    DESCRIPTION    ENCUMBRANCES   LAND     IMPROVEMENTS   LAND     IMPROVEMENTS   LAND     IMPROVEMENTS   TOTAL
    -----------    ------------   ----     ------------   ----     ------------   ----     ------------   -----
Holiday Inn,
    Harrisburg, PA       $3,247     $412       $ 1,234      $  -        $ 1,442      $412       $ 2,676   $  3,088

Holiday Inn,
    Milesburg,               -                   1,158         45         2,235       87          3,393      3,480
    PA                               42
Holiday Inn Express,
    New Columbia,         2,499                  2,510         54           374       148         2,884      3,032
    PA                               94
Holiday Inn Express,
    Harrisburg, PA        1,024       -            850         -          2,070        -          2,920      2,920
Holiday Inn Express,
    Hershey, PA           2,564      426         2,645        249         1,861       675         4,506      5,181
Clarion Suites,
    Philadelphia,            -       262         1,049        828         3,512     1,090         4,561      5,651
    PA
Clarion Inn & Suites,
    Harrisburg, PA        2,075      213         1,934         -             -        213         1,934      2,147
Comfort Inn,
    Harrisburg, PA           -        -          2,720        175           352       175         3,072      3,247
Comfort Inn,
    Denver, PA               -        -            782         -            976        -          1,758      1,758
Comfort Inn - JFK,
    Jamaica, NY              -       850         4,093         -             -        850         4,093      4,943
Hampton Inn,
    Selinsgrove,          2,169      157         2,511         93         1,837       250         4,348      4,598
    PA
Hampton Inn,
    Carlisle, PA          2,621      300         3,109         97           874       397         3,983      4,380
Hampton Inn,
    Danville, PA          2,459      300         2,787         -             -        300         2,787      3,087
                   ------------  -------  ------------   --------  ------------  --------  ------------  ---------

                        $18,658  $ 3,056      $ 27,382    $ 1,541     $ 15,533   $  4,597      $ 42,915   $ 47,512

                   ============  =======  ============   ========  ============  ========  ============  =========

                                            LIFE
ACCUMULATED      NET                     UPON WHICH
DEPRECIATION   BOOK VALUE               LATEST INCOME
BUILDINGS AND BUILDINGS AND  DATE OF     STATEMENT IS
IMPROVEMENTS  IMPROVEMENTS  ACQUISITION    COMPUTED
------------  ------------  -----------    --------


       $ 102       $ 2,986   12/15/94     15 to 40


         124         3,356   08/15/85     15 to 40


          71         2,961   12/01/97     15 to 40


         109         2,811   06/15/84     15 to 40

         111         5,070   10/01/97     15 to 40

         133         5,518   06/30/95     15 to 40


          16         2,131   03/06/98     15 to 40

          72         3,175   05/15/98     15 to 40

          89         1,669   01/01/88     15 to 40

          38         4,905   08/11/99     15 to 40

         112         4,486   09/12/96     15 to 40


          97         4,283   06/01/97     15 to 40

          25         3,062   08/28/97     15 to 40
------------ -------------

     $ 1,099      $ 46,413

============ =============






HERSHA HOSPITALITY TRUST SUBSIDIARIES
NOTES TO SCHEDULE III
[IN THOUSANDS]


                                                               1999
RECONCILIATION OF REAL ESTATE:
Balance at Beginning of Year
                                                         $       -
Additions During Year
                                                            42,915
Deletions During Year
                                                                 -
                                                         ----------
Balance at End of Year                                   $  42,915

RECONCILIATION OF ACCUMULATED DEPRECIATION:
Balance at Beginning of Year
                                                         $       -
Depreciation for the Year                                    1,099
Accumulated Depreciation on Deletions                            -
                                                         ----------
Balance at End of Year                                   $   1,099

The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $39,177

Depreciation is computed based upon the following useful lives:
Buildings and Improvements                               15 to 40 years

                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
   Hersha Hospitality Management L.P.
   New Cumberland, Pennsylvania


         We have audited the accompanying balance sheets of Hersha Hospitality Management L.P. as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Management L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.



                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.


Cranford, New Jersey
March 9, 2000

HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS(1)
[IN THOUSANDS]

                                                                                DECEMBER 31,             DECEMBER 31,
CURRENT ASSETS:                                                                     1999                     1998
                                                                                    ----                     ----
   Cash and Cash Equivalents                                              $                  778   $                   -
   Accounts Receivable, less allowance for
   doubtful accounts of $135 and $0 at
   December 31, 1999 and 1998, respectively                                                  817
   Prepaid Expenses                                                                           60
   Due from Related Party - HHLP                                                             188
   Due from Related Parties                                                                  796                       -
   Other Assets                                                                              184                       -
                                                                             --------------------      ------------------
TOTAL CURRENT ASSETS                                                                       2,823                       -

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION
OF $28 AND $0 AT DECEMBER 31, 1999 AND 1998, RESPECTIVELY]                                   287

PROPERTY AND EQUIPMENT                                                                       894                       -
                                                                             --------------------      ------------------

TOTAL ASSETS                                                              $                4,004   $                   -
                                                                             --------------------      ------------------

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
   Cash Overdraft                                                         $                  694    $                  -
   Accounts Payable                                                                          660
   Accounts Payable Related Party                                                             30
   Accrued Expenses                                                                          432
   Lease Payments Payable Related Party - HHLP                                             2,116                       -
                                                                             --------------------      ------------------
   TOTAL CURRENT LIABILITIES                                                               3,932                       -

   COMMITMENTS                                                                                 -                       -

   PARTNERS' CAPITAL                                                                          72                       -
                                                                             --------------------      ------------------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $                4,004   $                   -
                                                                             ====================      ==================

(1) Operations commenced on January 1, 1999.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 (1)
[IN THOUSANDS]




                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
REVENUES FROM HOTEL OPERATIONS
     Room Revenue                                           $         21,871
     Restaurant Revenue                                                2,074
     Other revenue                                                     1,354
                                                           -------------------
     TOTAL REVENUES FROM HOTEL OPERATIONS                   $         25,299

EXPENSES:
     Hotel Operating Expenses                                          9,944
     Restaurant Operating Expenses                                     1,822
     Advertising and Marketing                                         1,228
     Bad Debts                                                           247
     Depreciation and Amortization                                       102
     General and Administrative                                        3,717
     Lease Expense Related Party - HHLP                                7,264
     Lease Expense - Other Related Parties                             1,361
                                                           -------------------
     TOTAL EXPENSES                                         $         25,685
                                                           -------------------

     NET LOSS                                               $           (386)
                                                           ===================


(1)      Operations commenced on January 1, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1999 (1)
[IN THOUSANDS]


                                                      GENERAL          LIMITED
                                                      PARTNER          PARTNERS        TOTAL
Partners Capital - December 31, 1998                  $   -            $  -          $   -


Contribution by Partners                                  -              458            458

Net loss                                                 (4)            (382)          (386)
                                                   ---------------   -------------  -------------

Partners Capital - December 31, 1999                  $  (4)           $  76          $  72
                                                   ===============   =============  =============

(1)      Operations commenced on January 1, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 (1)
[IN THOUSANDS]







OPERATING ACTIVITIES:

   Net Loss                                            $             (386)
                                                           ----------------
   Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations
       Depreciation and Amortization                                   102
       Allowance for Doubtful Accounts                                 247
   Changes in Assets and Liabilities:
     (Increase)  in:
       Accounts receivable                                         (1,064)
       Prepaid Expenses                                               (60)
       Other Assets                                                   (52)
       Due from Related Parties                                    (1,714)

     Increase in:
       Cash Overdraft                                                  694
       Accounts Payable                                                660
       Accounts Payable - Related Party                                 30
       Lease Payments Payable Related Party - HHLP                   2,116
       Accrued Expenses                                                432
                                                           ----------------

     Total Adjustments                                               1,391
                                                           ----------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,005

INVESTING ACTIVITIES:
   Property and Equipment                                            (217)
   Franchise Licenses                                                 (10)
                                                           ----------------

   NET CASH USED IN INVESTING ACTIVITIES                             (227)
                                                           ----------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                           778

   CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       -
                                                           ----------------

   CASH AND CASH EQUIVALENTS - END OF PERIOD           $               778
                                                           ================


(1)      Operations commenced on January 1, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999
[IN THOUSANDS]



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 26, 1999 we received franchise agreements, property and certain other assets with book values of $305, $21 and $132, respectively, from our partners. These amounts were recorded as a contribution to capital.

On January 26, 1999 we recorded property and a liability to a related party of $730.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]



[1] ORGANIZATION

Hersha Hospitality Management, L.P., [the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates which are not owned by the Partnership. We commenced operations on January 1, 1999 and as of December 31, 1999 leased 13 hotel properties from the Partnership.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased, carried at cost, which approximates fair value. We have no cash equivalents at December 31, 1999.

INVENTORIES - Inventories of $26, consisting primarily of food and beverages and which are included in other assets, are stated at the lower of cost [generally, first-in, first-out] or market.

ACCOUNTS RECEIVABLE - We are required to make certain estimates related to the allowances for uncollectible accounts. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method.

The estimated lives used to depreciate the property improvements are as follows:

Building and Improvements                                         15 to 40 years
Furniture and Equipment                                             5 to 7 years

FRANCHISE LICENSES - The franchise agreements have lives ranging from 10 to 20 years but may be terminated by either party on certain anniversary dates specified in the agreements. The franchise fees are amortized over their respective franchise lives utilizing the straight-line method. Amortization expense was $28 for the year ended December 31, 1999.

REVENUE RECOGNITION - Revenue is recognized as earned which is when services are rendered.

INCOME TAXES - As a partnership, we are not subject to federal and state income taxes, however, we must file informational income tax returns and the partners must take their respective portion of the items of income or loss into consideration when filing their respective returns.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]



[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentration of credit risk include cash and cash equivalents and accounts receivable arising from our normal business activities. We place our cash with high credit quality financial institutions. We do not require collateral to support our financial instruments. At December 31, 1999 we had approximately $20 in financial institutions that exceeded federally insured amounts.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING AND MARKETING - Advertising and marketing costs are expensed as incurred and totaled $1,228 for the year ended December 31, 1999. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services. Payments under these agreements related to marketing services amounted to $415.

[3] COMMITMENTS AND RELATED PARTY TRANSACTIONS

We have assumed the rights and obligations under the terms of existing franchise licenses relating to the hotels upon acquisition of the hotels by the Partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. During the year ended December 31, 1999 franchise fees totaling $1,182 were charged to general and administrative expenses.

We have entered into Percentage Leases with HHLP. Each Percentage Lease will have an initial non-cancelable term of five years and may be extended for an additional five-year term at our. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent (iii) a percentage for room revenues in excess of the incentive threshold amount and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]



[3] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

Minimum future lease payments due during the noncancellable portion of the leases as of December 31, 1999 are as follows:

                 2000                       $                 7,775
                 2001                                         6,420
                 2002                                         4,604
                 2003                                         4,604
                 2004                                         1,280
                 Thereafter                                       0
                                            ------------------------

                                     TOTAL  $                24,683
                                            ========================

For the year ended December 31, 1999 we incurred initial fixed rents of $4,152 and percentage rents of $3,112 on Partnership hotels and fixed rents of $1,361 on other related party hotels.

As of December 31, 1999, the amount due to the Partnership for lease payments was $2,116.

During 1999, we provided for and were reimbursed for capital improvements totaling $794 to the hotels which are the responsibility of HHLP. As of December 31, 1999, $144 remains receivable and is recorded as Due from HHLP.

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55,000 with an additional $10,000 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. As of December 31, 1999, we have earned $155 for the services provided in accordance with the Agreement which is included in Other Revenues. At December 31, 1999, $44 remains receivable and is recorded as Due from HHLP.

We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain nominal legal fees for consultation.

We paid to Hersha Construction Company $1,101 for construction work related to the renovation of hotel properties.

We had paid $27 for Construction in Progress of which an additional $30 is committed to complete the project.

We paid to Hersha Hotel Supply $761 for hotel supplies of which $30 was in accounts payable at December 31, 1999. These expenses are included in Hotel Operating Expenses and Restaurant Operating Expenses.

We provide office space to various related entities on a rent free basis.

During the year ended December 31, 1999, we had advances to related parties of $1,196, inclusive of accrued interest of $29, and repayments from related parties of $400. Interest income of $102 was recorded on these loans.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]



[4] PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1999:

                                                    1999
Building and Improvements                            $  680
Furniture, Fixtures and Equipment                       246
Automobiles                                              15
                                              -------------
Subtotal                                                941
Less:  Accumulated Depreciation                          74
                                              -------------
                                                        867
Construction in Progress                                 27
                                              -------------
Total Property and Equipment                          $ 894
                                              =============


Depreciation expense was $74 for the year ending December 31, 1999.

[5] SHARE APPRECIATION RIGHTS PLAN ["SAR"]

We have established a share appreciation rights plan ["SAR"] to incentivize our employees to improve the operations of our Lessor, HHLP, and to associate our employees interest with those of our Lessor. Officers and employees of our company are eligible to participate in the SAR. The SAR entitles the holder to receive, with respect to each Class B Common Share encompassed by the exercise of such SAR, the amount determined by the Administrator and specified in an Agreement.

A SAR granted under this Plan will be exercisable only if (i) the General Partner of the Lessor, Hersha Hospitality Trust [HT], obtains a per share closing price on the Class A Common Shares of $9.00 or higher for 20 consecutive trading days; and (ii) the closing price on the Class A Common Shares for the prior trading day was $9.00 or higher.

The maximum period in which a SAR may be exercised shall be determined by the Administrator on the date of grant, except that no SAR shall be exercisable after the expiration of five years from the date such SAR is granted.

The administrator of the plan, Hersha Hospitality Management, Co. [HHMCO], selects the individuals who participate in the Option Plan and the maximum aggregate number of Class B Common Shares with respect to which SARs may be granted under this Plan is 300,000. HT has issued 300,000 restricted hedge options for the express purpose of exercising SARs on their respective exercise dates. As of December 31, 1999, we have not issued any SARs to our employees.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]



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

[7]  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1999, financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and loans to related parties. The fair values of these instruments approximate carrying value because of their short-term nature.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]



 [8] PRO FORMA FINANCIAL INFORMATION [UNAUDITED]

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 1999 and 1998, respectively. The unaudited pro forma condensed statements of operations is not necessarily indicative of what our actual results of operations would have been assuming such operations had commenced as of January 1, 1999 and 1998, respectively, nor does it purport to represent the results of operations for future periods.


                                   PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998
                                                  [IN THOUSANDS]
                                                    [UNAUDITED]

                                                                                 1999                         1998
                                                                 ---------------------     ------------------------
Revenue from Hotel Operations:
   Room Revenue                                                  $             21,888      $                16,835
   Food & Beverage                                                              2,074                        2,242
   Telephone and Other                                                          1,415                        1,041
                                                                 ---------------------     ------------------------
     Total Revenue from Hotel Operations                         $             25,360      $                20,118

Expenses:
   Hotel Operating Expenses                                                     9,944                        8,494
   Restaurant Operating Expenses                                                1,822                        1,621
   Advertising and Marketing                                                    1,228                        1,014
   Bad Debt                                                                       247                            -
   Depreciation and Amortization                                                  102                            -
   General and Administrative                                                   3,717                        2,415
   Lease Expense Related Party - HHLP                                           8,300                        7,345
   Lease Expense - Other Related Parties                                          618                            -
                                                                 ---------------------     ------------------------

   Total Expenses                                                $             25,978      $                20,889
                                                                 ---------------------     ------------------------
   Net Income (Loss)                                             $              (618)      $                 (771)
                                                                 =====================     ========================

[9]  ECONOMIC DEPENDENCY

We receive the majority of our income from related hotel entities. The related hotels are primarily located in the Harrisburg and Central Pennsylvania regions of the United States.

[10] SUBSEQUENT EVENTS

On February 25, 2000, the Board of Trustees of the Partnership approved the purchase of three hotel properties from the Hersha Affiliates. The acquisitions will be effective as of January 1, 2000. The hotels acquired include a 110 room Hampton Inn & Suites located in Hershey, Pennsylvania, a 107 room full service Best Western located in Indiana, Pennsylvania and a 76 room Comfort Inn located in McHenry, Maryland. We are the Lessee for these three hotel properties.
                                 . . . . . . . .

                          INDEPENDENT AUDITORS' REPORT


To the Partners and Shareholders of
   The Combined Entities - Initial Hotels


                  We have audited the accompanying combined balance sheets of the Combined Entities - Initial Hotels as of December 31, 1998 and 1997, and the related combined statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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


                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.

Cranford, New Jersey
February 19, 1999

COMBINED ENTITIES - INITIAL HOTELS
COMBINED BALANCE SHEETS
[IN THOUSANDS]


                                                                 DECEMBER 31,
                                                                 ------------
                                                           1 9 9 8             1 9 9 7
                                                           -------             -------
ASSETS:
INVESTMENT IN HOTEL PROPERTIES:
   Land                                               $        2,099     $         2,099
   Buildings and Improvements                                 22,489              19,276
   Furniture, Equipment and Other                              7,176               6,056
                                                      --------------     ---------------

   Totals                                                     31,764              27,431
   Less: Accumulated Depreciation                              4,835               3,356
                                                      --------------     ---------------

   Totals                                                     26,929              24,075
   Construction in Progress                                      235               1,412
                                                      --------------     ---------------

   NET INVESTMENT IN HOTEL PROPERTIES                         27,164              25,487

   Cash and Cash Equivalents                                     373                 694
   Accounts Receivable                                           460                 394
   Prepaid Expenses and Other Assets                             431                 182
   Due from Related Parties                                      103                 268
   Intangible Assets                                           1,348               1,427
                                                      --------------     ---------------

   TOTAL ASSETS                                       $       29,879     $        28,452
                                                      ==============     ===============

LIABILITIES AND OWNERS' EQUITY:
   Mortgages Payable                                  $       19,578     $        14,713
   Accounts Payable and Accrued Expenses                         525               1,092
   Accrued Expenses - Related Parties                             54                 153
   Due to Related Parties                                      4,459               9,169
   Other Liabilities                                             149                 172
                                                      --------------     ---------------

   TOTAL LIABILITIES                                          24,765              25,299

COMMITMENTS                                                       --                  --

OWNERS' EQUITY:
   Net Combined Equity                                         5,114               3,153
                                                      --------------     ---------------

   TOTAL LIABILITIES AND OWNERS' EQUITY               $       29,879     $        28,452
                                                      ==============     ===============

The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

COMBINED ENTITIES - INITIAL HOTELS
COMBINED STATEMENTS OF OPERATIONS
[IN THOUSANDS]


                                                                     Y E A R S   E N D E D
                                                                     D E C E M B E R   31,
                                                            1 9 9 8         1 9 9 7          1 9 9 6
                                                            -------         -------          -------
REVENUES FROM HOTEL OPERATIONS:
   Room Revenue                                         $      15,185    $      10,880  $        7,273
   Restaurant Revenue                                           2,111            1,744           2,106
   Other Revenue                                                  790              821             610
                                                        -------------    -------------  --------------

   TOTAL REVENUE                                               18,086           13,445           9,989
                                                        -------------    -------------  --------------

EXPENSES:
   Hotel Operating Expenses                                     7,449            5,628           4,538
   Restaurant Operating Expenses                                1,469              996           1,304
   Advertising and Marketing                                      918              571             532
   Depreciation and Amortization                                1,543            1,189             924
   Interest Expense                                             1,605              821             605
   Interest Expense - Related Parties                             386              533             316
   General and Administrative                                   2,065            1,644           1,422
   General and Administrative - Related Parties                   608              320             364
   Loss on Abandonments and Asset Disposals                        95               --              12
   Liquidation Damages                                             --               14              --
                                                        -------------    -------------  --------------

   TOTAL EXPENSES                                              16,138           11,716          10,017
                                                        -------------    -------------  --------------

   NET INCOME [LOSS]                                    $       1,948    $       1,729  $          (28)
                                                        =============    =============  ==============




The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

COMBINED ENTITIES - INITIAL HOTELS
COMBINED STATEMENTS OF OWNERS' EQUITY
[IN THOUSANDS]


Balance - December 31, 1995                            $   2,217

Net [Loss]                                                   (28)
Capital Contributions                                        470
Cash Distributions                                          (470)
                                                       ----------

Balance - December 31, 1996                                2,189

Net Income                                                 1,729
Capital Contributions                                         59
Cash Distributions                                          (824)
                                                       ----------

Balance - December 31, 1997                                3,153

Net Income                                                 1,948
Capital Contributions                                      1,159
Cash Distributions                                        (1,146)
                                                       ----------

Balance - December 31, 1998                            $   5,114
                                                       =========


The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

COMBINED ENTITIES - INITIAL HOTELS
COMBINED STATEMENTS OF CASH FLOWS
[IN THOUSANDS]


                                                                                        Y E A R S   E N D E D
                                                                                        D e c e m b e r   31,
                                                                           1 9 9 8             1 9 9 7      1 9 9 6
                                                                           -------             -------      -------
OPERATING ACTIVITIES:
     Net Income [Loss]                                                       $1,948            $1,729       $  (28)
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
     Depreciation and Amortization Expense                                    1,604             1,246           966
     Loss on Abandonments and Disposal of Assets                                 95                --            12
     Writeoff of Financing Fees                                                  --                44            --

   Changes in Assets and Liabilities:
     Accounts Receivable                                                       (66)             (203)           105
     Prepaid Expenses and Other Assets                                        (249)              (28)          (28)
     Accounts Payable and Accrued Expenses                                    (666)               584           241
     Other Liabilities                                                         (23)              (78)            79
                                                                             ------             -----         -----
     NET CASH - OPERATING ACTIVITIES                                          2,643             3,294         1,347
                                                                             ------             ------        -----

INVESTING ACTIVITIES:
     Improvements and Additions to Hotel Properties                         (3,251)          (12,821)       (5,601)
     Payment for Intangibles                                                   (46)             (166)         (117)
     Advances to Related Parties                                              (501)             (268)          (99)
     Repayment of Advances to Related Parties                                   666               107           584
     Proceeds from Sale of Assets                                                --                --           129
                                                                             ------           -------       -------
     NET CASH - INVESTING ACTIVITIES                                        (3,132)          (13,148)       (5,104)
                                                                             ------           -------       -------

FINANCING ACTIVITIES:
     Proceeds from Mortgages Payable                                          5,639             9,526         3,631
     Principal Payments on Mortgages Payable                                  (774)           (3,383)         (612)
     Advances from Related Parties                                            3,411             6,555         2,756
     Repayments of Advances from Related Parties                            (8,121)           (1,622)       (1,915)
     Capital Contributions                                                    1,159                59           470
     Distributions Paid                                                     (1,146)             (824)         (470)
                                                                             ------            ------         -----
     NET CASH - FINANCING ACTIVITIES                                            168            10,311         3,860
                                                                             ------            ------         -----

     Net [Decrease] Increase in Cash and Cash Equivalents                     (321)               457           103

     Cash and Cash Equivalents at Beginning of Years                            694               237           134
                                                                           --------              ----       -------

     Cash and Cash Equivalents at End of Years                             $    373           $   694       $   237
                                                                           ========           =======       =======

     Supplemental Disclosures of Cash Flow Information:
     Cash paid during the years for:
     Interest [Net of Amounts Capitalized]                                   $2,087            $1,133       $   903

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

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #5
[AMOUNTS IN THOUSANDS]



[3] INTANGIBLE ASSETS

At December 31, 1998 and 1997, intangibles consisted of the following:

                                                Accumulated
December 31, 1998:              Cost            Amortization            Net

   Goodwill                  $      1,168       $        294      $        874
   Franchise Fees                     374                 66               308
   Loan Acquisition Fees              196                 30               166
                             ------------       ------------      ------------

   TOTALS                    $      1,738       $        390      $      1,348
   ------                    ============       ============      ============

                                                Accumulated
December 31, 1997:              Cost            Amortization            Net

   Goodwill                  $      1,168       $        216      $        952
   Franchise Fees                     342                 46               296
   Loan Acquisition Fees              196                 17               179
                             ------------       ------------      ------------

   TOTALS                    $      1,706       $        279      $      1,427
   ------                    ============       ============      ============

Amortization expense was $111, $113 and $105 for the years ended December 31, 1998, 1997 and 1996, respectively.

[4] MORTGAGES PAYABLE

                                                                                              December 31,
                                                                                         1 9 9 8           1 9 9 7
Holiday Inn, Harrisburg, Pennsylvania:
Note payable to bank dated August 19, 1997 with monthly payments of $34 including interest at 8.45% until November 1, 2002. Thereafter the rate is negotiated or the bank's prime rate plus 1/4%. Final payment is due November
   1, 2012. The property previously was financed by a bank with a note payable with monthly payments of $27 including interest at the prime rate plus 1-1/2%
   maturing March 2, 2010 and another note payable with monthly payments of $7
   plus interest at 8-1/2% maturing January 5, 2001.                                    $3,379            $3,500

Holiday Inn, Milesburg, Pennsylvania:
Note payable to bank dated June 2, 1977 with monthly payments of
$11 including interest at 8% until June 6, 1999                                            835               914
                                                                                          ----              ----

Totals - Forward                                                                         $4,214            $4,414

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #5
[AMOUNTS IN THOUSANDS]



[4] MORTGAGES PAYABLE [CONTINUED]

                                                                                               December 31,
                                                                                           1 9 9 8          1 9 9 7

Totals - Forwarded                                                                         $4,214             $ 414

Clarion Suites, Philadelphia, Pennsylvania:
Note payable to a bank dated June 21, 1995 with monthly payments of $16 as adjusted for interest at the prime rate plus 1.25% until July 1, 2010.
   Guaranteed by PIDC Local Development Corporation and the
Small Business Administration.                                                              1,139             1,195

Note payable to a bank dated June 21, 1995 with monthly payments of $3 plus interest at the prime rate plus .5%. Principal balance is
due July 1, 2002.                                                                             383               419

Hampton Inn, Selinsgrove, Pennsylvania:
Note payable to a bank dated April 3, 1996 with monthly payments of
   $24 including interest at 7-3/4% until October 3, 2011.                                  2,287             2,385

Hampton Inn, Carlisle, Pennsylvania:
Note payable to a bank dated September 6, 1996 with monthly payments of $28 including interest at 8% until March 6, 2001. Thereafter, the rate is negotiated or prime rate plus 1%. Final payment is due
June 6, 2012.                                                                               2,739             2,848

Holiday Inn Express, New Columbia, Pennsylvania:
Note payable to a bank dated September 9, 1997 with monthly payments of $27 including interest at 8-1/2% until February 1, 2003.  Thereafter interest will be at the prime rate plus 1/4% as of January 1, 2003 and
January 1, 2008.  Final payment is due January 1, 2013.                                     2,613             1,000

Comfort Inn, West Hanover, Pennsylvania:
Note payable to a bank dated August 28, 1997, drawn May 8, 1998, with monthly payments of $23 including interest at 8.0% until May 28, 2003.
   Thereafter, the rate shall be annually adjusted at the prime rate.  Final
payment is due May 28, 2008.                                                                2,450                --

Holiday Inn Express, Harrisburg, Pennsylvania:
Note payable to a bank dated September 26, 1997 with monthly payments of $11 including interest at 8.35% until October 1, 2000. Thereafter, the rate is as negotiated or at prime plus 1%. Final payment is due
October 1, 2012.                                                                            1,071             1,110

Holiday Inn Express, Hershey, Pennsylvania:
Note payable to a bank dated December 30, 1996 with monthly payments of $27 including interest at 8.15% until December 31, 2001. Thereafter, the rate is as negotiated or prime plus 3/4%. Final payment is due
January 1, 2013.                                                                            2,682             1,342
                                                                                            -----             -----

TOTALS                                                                                    $19,578           $14,713
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

As of December 31, 1998, aggregate annual principal payments for the five years following December 31, 1998, and thereafter are as follows:

Year ending
December 31,
   1999                            $          1,636
   2000                                         878
   2001                                         955
   2002                                       1,260
   2003                                       1,078
   Thereafter                                13,771
                                   ----------------

   TOTAL                           $         19,578
   -----                           ================

[5] OWNERS' EQUITY

The owners' equity of the Combined Entities by entity is as follows:

                                                           December 31,
                                                   1 9 9 8       1 9 9 7

244 Associates                                   $       527   $       542
844 Associates                                           488           285
944 Associates                                           133            29
1244 Associates                                          228           373
1444 Associates                                        1,099           829
1644 Associates                                          321           (72)
2144 Associates                                          801           833
2244 Associates                                          472           (54)
2544 Associates                                          478           (60)
Hersha Enterprises                                       394           267
MEPS Associates                                          204           170
Shree Associates                                         (31)           11
                                                 -----------   -----------

   TOTALS                                        $     5,114   $     3,153
   ------                                        ===========   ===========

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

A related entity rents office space in a hotel owned by the Combined Entities on a month to month basis. The Combined Entities received rent of $-0- and $30 for the years ended December 31, 1998 and 1997, respectively.
The rent amount includes an allocation of certain related expenses.

During the year ended December 31, 1996, the Combined Entities sold for $129, the book value of the assets, certain leasehold improvements to Mr. Hasu P. Shah.

On September 26, 1997, the Combined Entities acquired from Mr. Hasu P. Shah, the Holiday Inn Express in Harrisburg, Pennsylvania by paying off the $1,106 indebtedness on the property. Prior to the sale, the Combined Entities had rented the property from Mr. Hasu P. Shah under an informal

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #8
[AMOUNTS IN THOUSANDS]



[7] RELATED PARTY TRANSACTIONS [CONTINUED]

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

[9] FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1998 and 1997, financial instruments include cash and cash equivalents, accounts receivable, accounts payable, loans to and from related parties and mortgage payables. The fair values of cash, accounts receivable and accounts payable approximate carrying value because of the short-term nature of these instruments. Loans to and from related parties carry interest at rates that approximate the Combined Entities' borrowing cost. The fair value of mortgages payable

COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, SHEET #8
[AMOUNTS IN THOUSANDS]



[9] FAIR VALUE OF FINANCIAL INSTRUMENTS [CONTINUED] approximates carrying value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF OUR COMPANY

Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 26, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statements are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 26, 2000 which are incorporated by reference in Part III hereof.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statements are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 26, 2000 which are incorporated by reference in Part III hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statements are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 26, 2000 which are incorporated by reference in Part III hereof.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedule and Exhibits

 INDEX TO FINANCIAL STATEMENTS

                HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
                Independent Auditors' Report.........................................................24
                Consolidated Balance Sheets as of December 31, 1999 and 1998.........................25
                Consolidated Statement of Operations for the year ended
                December 31, 1999....................................................................26
                Consolidated Statements of Shareholders' Equity for the year ended
                December 31, 1999 and the period May 27, 1998 (date of inception)
                to December 31, 1998.................................................................27
                Consolidated Statement of Cash Flows for the year ended
                December 31, 1999....................................................................28
                Notes to Consolidated Financial Statements...........................................30
                Schedule III - Real Estate and Accumulated Depreciation for the
                year ended December 31, 1999.........................................................45

                HERSHA HOSPITALITY MANAGEMENT, L.P.
                Independent Auditors' Report.........................................................47
                Balance Sheets as of December 31, 1999 and 1998......................................48
                Statement of Operations for the year ended December 31, 1999.........................49
                Statement of Partners Capital for the year ended December 31, 1999...................50
                Statement of Cash Flows for the year ended December 31, 1999.........................51
                Notes to Financial Statements........................................................53

                COMBINED ENTITIES - INITIAL HOTELS
                Independent Auditors' Report.........................................................59
                Combined Balance Sheets as of December 31, 1998 and 1997.............................60
                Combined Statements of Operations for the years ended
                December 31, 1998, 1997, and 1996 ...................................................61
                Combined Statements of Owners' Equity for the years ended
                December 31, 1998, 1997, and 1996 ...................................................62
                Combined Statements of Cash Flows for the year ended
                December 31, 1998, 1997, and 1996....................................................63
                Notes to Combined Financial Statements...............................................64


(b)   Reports on Form 8-K
      A Current Report on Form 8-K/A, amending a Current Report on Form 8-K filed on September 15, 1999, was filed by the Company on November 15, 1999.

(c)   Exhibits
      Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.


Exhibit             Document
3.1                 Amended and Restated Declaration of Trust of the Registrant

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

10.21               Warrant  Agreement,  dated  January 26,  1999,  between  Anderson &  Strudwick,  Inc.  and Hersha
                    Hospitality Trust.

10.22               Warrant  Agreement,  dated June 3, 1998,  between 2744  Associates,  L.P. and Hersha  Hospitality
                    Limited Partnership.

10.23               Hersha Hospitality Trust Option Plan

10.24               Hersha Hospitality Trust Non-Employee Trustees' Option Plan

10.25*              Loan and Security Agreement between 1444 Associates and MEPS Associates and Sovereign Bank

10.26*              Note executed by 1444 Associates and MEPS Associates in connection with the Loan and Security Agreement

21.1*               Subsidiaries of the Registrant

27.1*               Financial Data Schedule

---------------------

*     Filed herewith
(d)   Financial Statement Schedules


         Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HERSHA HOSPITALITY TRUST


March 30, 2000                 /s/ Hasu P. Shah
                               --------------------------------------------
                               Hasu P. Shah
                               Chairman of the Board and Chief Executive Officer

         Pusuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                     TITLE                               DATE

  /s/ Hasu P. Shah                  Chairman of the Board and Chief                March 30, 2000
----------------------              Executive Officer (Principal
         Hasu P. Shah               Executive Officer)


  /s/ Bharat C. Mehta               Trustee                                        March 30, 2000
----------------------
     Bharat C. Mehta

  /s/ K. D. Patel                   Trustee                                        March 30, 2000
----------------------
      K. D. Patel

/s/ L. McCarthy Downs, III          Trustee                                        March 30, 2000
--------------------------
  L. McCarthy Downs, III

                                    Trustee                                        March 30, 2000
----------------------------
    Everette G. Allen, Jr.

   /s/ Thomas S. Capello            Trustee                                        March 30, 2000
--------------------------
     Thomas S. Capello

 /s/ Mark R. Parthemer              Trustee                                        March 30, 2000
--------------------------
     Mark R. Parthemer


/s/ Ashish R. Parikh                Chief Financial Officer (Principal             March 30, 2000
----------------------              Financial Officer)
     Ashish R. Parikh

/s/ David Desfor                    Controller (Principal Accounting               March 30, 2000
---------------------               Officer)
       David Desfor

List of Exhibits

      Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.


Exhibit             Document
3.1                 Amended and Restated Declaration of Trust of the Registrant
3.2                 Bylaws of the Registrant
4.1                 Form of Common Share Certificate
10.1                Form of First  Amended  and  Restated  Agreement  of Limited  Partnership  of Hersha  Hospitality
                    Limited Partnership
10.2                Contribution  Agreement,  dated as of June 3, 1998,  between Hasu P. Shah and Bharat C. Mehta, as
                    Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.3                Contribution Agreement, dated as of June 3, 1998, between
                    Shree Associates, JSK Associates, Shanti Associates, Shreeji
                    Associates, Kunj Associates, Devi Associates, Neil H. Shah,
                    David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and
                    Shreenathji Enterprises, Ltd., as Contributor, and Hersha
                    Hospitality Limited Partnership, as Acquiror.
10.4                Contribution  Agreement,  dated as of June 3, 1998,  between JSK Associates,  Shanti  Associates,
                    Shreeji  Associates,  Kunj  Associates,  Devi  Associates,  Neil H.  Shah,  David L.  Desfor  and
                    Shreenathji  Enterprises,  Ltd. as Contributor,  and Hersha Hospitality Limited  Partnership,  as
                    Acquiror.
10.5                Contribution Agreement,  dated as of June 3, 1998, between 2144 Associates,  as Contributor,  and
                    Hersha Hospitality Limited Partnership, as Acquiror.
10.6                Contribution  Agreement,  dated as of June 3, 1998,  between JSK Associates,  Shanti  Associates,
                    Shreeji Associates,  Kunj Associates,  Neil H. Shah, David L. Desfor, Madhusudan I. Patni, Manhar
                    Gandhi  and  Shreenathji  Enterprises,  Ltd.,  as  Contributor,  and Hersha  Hospitality  Limited
                    Partnership, as Acquiror.
10.7                Contribution  Agreement,  dated as of June 3, 1998,  between JSK Associates,  Shanti  Associates,
                    Shreeji  Associates,  Kunj  Associates,  Neil  H.  Shah,  Madhusudan  I.  Patni  and  Shreenathji
                    Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.8                Contribution Agreement,  dated as of June 3, 1998, between 2144 Associates,  as Contributor,  and
                    Hersha Hospitality Limited Partnership, as Acquiror.
10.9                Contribution  Agreement,  dated as of June 3, 1998,  between JSK Associates,  Shanti  Associates,
                    Shreeji Associates,  Kunj Associates,  Neil H. Shah, David L. Desfor and Shreenathji Enterprises,
                    Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.
10.10               Contribution Agreement,  dated as of June 3, 1998, between 2144 Associates,  as Contributor,  and
                    Hersha Hospitality Limited Partnership, as Acquiror.
10.11               Contribution  Agreement,  dated as of June 3, 1998, between 144 Associates,  344 Associates,  544
                    Associates and 644 Associates,  Joint Tenants Doing Business as 2544 Associates,  as Contributor,
                    and Hersha Hospitality Limited Partnership, as Acquiror.
10.12               Contribution Agreement dated June 3, 1998, between Shree Associates,  as Contributor,  and Hersha
                    Hospitality Limited Partnership, as Acquiror.
10.13               Contribution  Agreement dated June 3, 1998, between 2144 Associates,  as Contributor,  and Hersha
                    Hospitality Limited Partnership, as Acquiror.
10.14               Contribution  Agreement  dated  June  3,  1998,  between  144  Associates,  344  Associates,  544
                    Associates and 644 Associates,  Joint Tenants Doing Business as 2544 Associates,  as Contributor,
                    and Hersha Hospitality Limited Partnership, as Acquiror.
10.15               Contribution Agreement,  dated June 3, 1998, between Shree Associates,  Devi Associates,  Shreeji
                    Associates,  Madhusudan I. Patni and Shreenathji  Enterprises,  Ltd., as Contributor,  and Hersha
                    Hospitality Limited Partnership, as Acquiror.
10.16               Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor,  and Hersha
                    Hospitality Limited Partnership, as Acquiror.

10.17               Form of Ground Lease
10.18               Form of Percentage Lease
10.19               Option Agreement,  dated June 3, 1998, between Hasu P. Shah, Jay H. Shah, Neil H. Shah, Bharat C.
                    Mehta, Kanti D. Patel,  Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor,  Madhusudan I. Patni
                    and Manhar Gandhi, and Hersha Hospitality Limited Partnership.
10.19(a)            Amendment to Option  Agreement,  dated December 4, 1998,  between Hasu P. Shah, Jay H. Shah, Neil
                    H. Shah, Bharat C. Mehta,  Kanti D. Patel,  Rajendra O. Gandhi,  Kiran P. Patel, David L. Desfor,
                    Madhusudan I. Patni and Manhar Gandhi, and Hersha Hospitality Limited Partnership.
10.20               Administrative  Services Agreement,  dated January 26, 1999, between Hersha Hospitality Trust and
                    Hersha Hospitality Management, L.P.
10.21               Warrant  Agreement,  dated  January 26,  1999,  between  Anderson &  Strudwick,  Inc.  and Hersha
                    Hospitality Trust.
10.22               Warrant  Agreement,  dated June 3, 1998,  between 2744  Associates,  L.P. and Hersha  Hospitality
                    Limited Partnership.
10.23               Hersha Hospitality Trust Option Plan
10.24               Hersha Hospitality Trust Non-Employee Trustees' Option Plan
10.25*              Loan and Security Agreement between 1444 Associates and MEPS Associates and Sovereign Bank
10.26*              Note executed by 1444 Associates and MEPS Associates in connection with the Loan and Security
                    Agreement
21.1*               Subsidiaries of the Registrant
27.1*               Financial Data Schedule

-------------------
*Filed herewith.