Form 10-Q
period 2000-03-31
HERSHA HOSPITALITY TRUST
filed 2000-05-15
CIK 1063344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ___________________

                                   FORM 10-Q


(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                      OR

    [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of March 31, 2000, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

                            Hersha Hospitality Trust

                                     Index

                                                                                      Form 10-Q
                                                                                       Report
Item No.                                                                                Page
-------                                                                                 ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Hersha Hospitality Trust
          Independent Accountant's Report.............................................          1
          Consolidated Balance Sheets as of March 31, 2000 [Unaudited]
          and December 31, 1999.......................................................          2
          Consolidated Statement of Operations for the three months ended
          March 31, 2000 and 1999 [Unaudited].........................................          3
          Consolidated Statement of Cash Flows for the three months ended
          March 31, 2000 and 1999 [Unaudited].........................................          4
          Notes to Consolidated Financial Statements..................................          6

          Hersha Hospitality Management, L.P.
          Independent Accountant's Report.............................................         12
          Balance Sheets as of March 31, 2000 [Unaudited] and
          December 31, 1999...........................................................         13
          Statement of Operations for the three months ended
          March 31, 2000 and 1999 [Unaudited].........................................         14
          Statement of Cash Flows for the three months ended
          March 31, 2000 and 1999 [Unaudited].........................................         15
          Notes to Financial Statements...............................................         16

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................         18
          Results of Operations, Three Months Ended March 31, 2000 and 1999...........         19
          Liquidity and Capital Resources.............................................         19
          Inflation...................................................................         20
          Seasonality.................................................................         20
          Subsequent Events...........................................................         21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..................         21

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...........................................................         21
  Item 2. Changes in Securities and Use of Proceeds...................................         21
  Item 3. Defaults Upon Senior Securities.............................................         21
  Item 4. Submission of Matters to a Vote of Security Holders.........................         21
  Item 5. Other Information...........................................................         22
  Item 6. Exhibits and Reports on Form 8-K............................................         22
             (a)  Exhibits............................................................         22
             (b)  Reports on Form 8-K.................................................         22

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Trustees of Hersha Hospitality Trust
  New Cumberland, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows of Hersha Hospitality Trust and subsidiaries as of March 31, 2000, and for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended [not presented herein]; and in our report dated February 16, 2000, except as to Note 13[B] as to which the date is February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             MOORE STEPHENS, P.C.
                                             Certified Public Accountants.

Cranford, New Jersey
May 5, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                                   March 31,                 December 31,
                                                                                   ---------                  ------------
                                                                                      2000                      1999 (1)
                                                                                     -----                      --------
                                                                                  [Unaudited]

Assets:
  Investment in Hotel Properties, Net of Accumulated Depreciation               $          64,442         $           51,908
  Cash and Cash Equivalents                                                                    --                        124
  Escrow and Lease Deposits                                                                   891                         --
  Lease Payments Receivable - Related Party                                                 2,352                      2,116
  Intangibles, Net of Accumulated Amortization                                              1,597                        855
  Due from Related Party                                                                      105                      1,028
  Other Assets                                                                                655                        351
                                                                                -----------------         ------------------
Total Assets                                                                    $          70,042         $           56,382
                                                                                =================         ==================

Liabilities and Shareholders' Equity:
  Cash Overdraft                                                                $               6         $               84
  Lines of Credit                                                                           4,513                      6,096
  Mortgages Payable                                                                        32,744                     18,658
  Dividends Payable                                                                           410                        410
  Due to Related Party                                                                        937                        188
  Accounts Payable and Accrued Expenses                                                       519                        161
                                                                                -----------------         ------------------
Total Liabilities                                                                          39,129                     25,597
                                                                                -----------------         ------------------
Minority Interest                                                                          19,222                     18,980
                                                                                -----------------         ------------------
Commitments and Contingencies                                                                  --                         --
                                                                                -----------------         ------------------
Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None Issued
   and Outstanding                                                                             --                         --


  Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares                          23                         23
   Authorized, 2,275,000 Shares Issued and Outstanding at March 31, 2000
   and December 31, 1999

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized,
   2,275,000 and -0- Shares Issued and Outstanding at March 31, 2000 and
   December 31, 1999, Respectively                                                             --                         --



  Additional Paid-in Capital                                                               11,968                     11,968

  Distributions in Excess of Net Earnings                                                    (300)                      (186)
                                                                                -----------------         ------------------
Total Liabilities and Shareholders' Equity                                      $          70,042         $           56,382
                                                                                =================         ==================

(1) Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                               March  31,                     March 31,
                                                                 2000                           1999
                                                          ----------------                ----------------
Revenue:
           Percentage Lease Revenue                       $         2,352                 $         1,145
           Other Revenue                                                1                              39
                                                         -----------------                ----------------
           Total Revenue                                            2,353                           1,184

Expenses:
           Interest expense                                           812                             266
           Land lease                                                   4                               4
           Real Estate and Personal Property
           Taxes and Property Insurance                               145                              91
           General and Administrative                                 166                              78
           Early Payment Penalty                                      107                               -
           Depreciation and Amortization                              797                             336
                                                          ----------------                ----------------
           Total Expenses                                           2,031                             775

           Income Before Minority Interest                            322                             409

           Income Allocated to Minority Interest                       28                             132
                                                          ----------------                ----------------
           Net income                                     $           294                 $           277
                                                          ================                ================

           Basic Earnings Per Common Share                $          0.13                 $          0.12
                                                          ================                ================

           Diluted Earnings Per Common Share              $          0.05                 $          0.06
                                                          ================                ================

Weighted Average Shares:
           Basic                                                2,275,000                       2,275,000

           Diluted                                              6,763,141 (2)                   6,307,431 (2)


(1) Operations commenced on January 26, 1999

(2) Includes 4,488,141 and 4,032,431 units at March 31, 2000 and 1999, respectively, that are redeemable on a one-for- one basis for Class B common shares

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                                          March 31,             March 31,
                                                                                           2000                   1999 (1)
                                                                                   ---------------------      ------------------
Operating Activities:
   Net Income                                                                                   $    294                $    277
                                                                                   ---------------------      ------------------
   Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                                                   797                     336
     Income Allocated to Minority Interest                                                            28                     132
   Change in Assets and Liabilities:
   (Increase) Decrease in:
     Lease Deposits Paid                                                                            (250)                      -
     Escrow Deposits                                                                                (641)                      -
     Lease Payments Receivable                                                                      (236)                 (1,145)
     Other Assets                                                                                   (304)                   (338)
     Due from Related Party                                                                          923                       -
   Increase (Decrease):
     Due to Related Party                                                                          1,039                       -
     Accounts Payable and Accrued Expenses                                                           358                     208
                                                                                   ---------------------      ------------------
   Total Adjustments                                                                               1,714                    (807)
                                                                                   ---------------------      ------------------
Net Cash provided by Operating Activities                                                          2,008                    (530)

Investing Activities
   Purchase of Hotel Property Assets                                                              (2,848)                   (827)
                                                                                   ---------------------      ------------------
Net Cash used in Investing Activities                                                             (2,848)                   (827)

Financing Activities
   Cash Overdraft                                                                                    (78)                      -
   Repayment of Line of Credit                                                                    (1,583)                      -
   Net Proceeds from Issuance of Stock                                                                 -                  11,991
   Borrowings from Mortgages Payable                                                              22,050                       -
   Principal Repayment of Mortgages Payable                                                      (15,616)                 (4,964)
   Loan Fees                                                                                        (772)                      -
   Dividends Paid                                                                                   (410)                      -
   Limited Partnership Unit Distributions Paid                                                    (1,163)                      -
   Borrowings from Related Party                                                                   5,123                       -
   Repayments of Related Party Loans                                                              (6,835)                 (3,735)
                                                                                   ---------------------      ------------------
Net Cash provided by Financing Activities                                                            716                   3,292

Net Increase (Decrease) in Cash and Cash Equivalents                                                (124)                  1,935
Cash and Cash Equivalents - Beginning of Period                                                      124                       -
                                                                                   ---------------------      ------------------

Cash and Cash Equivalents - End of Period                                                       $      -                $  1,935
                                                                                   =====================      ==================

(1)  Operations commenced on January 26, 1999.

    The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                       March 31,      March 31,
                                                         2000           1999
                                                         ----           ----
 Supplemental Disclosure of Cash Flow Information:
 -------------------------------------------------
 Cash Paid During the Period:
  Interest                                               $698           $241


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

We have acquired an Investment in Hotel Properties with an approximate value, at the commencement of operations, of $40,307 in exchange for (i) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial offering price and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels and approximately $2.8 million was repaid prior to June 30, 1999.

On January 1, 2000, we have purchased three hotels from the Hersha Affiliates. These hotels consist of the Hampton Inn, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels was $7.5 million, $2.2 million and $1.8 million, respectively. We have assumed mortgages payable of $5.0 million, $1.4 million and $1.2 million, respectively in connection with the acquisitions of these hotels. We have also assumed related party debt of $1.0 million related to the purchase of the Hampton Inn, Hershey. The Hersha Affiliates have received cash of approximately $1.5 million, $0.8 million and $0.6 million, respectively, for the remainder of the proceeds from the sale of these hotels.

On March 29, 2000 we declared a $0.18 per Class A Common Share dividend of $410 that was paid on April 28, 2000 and a distribution of $0.18 to the holders of limited partnership units. The holders of limited partnership units were also paid a distribution of $704 on February 25, 2000. This distribution related to a commitment that was outstanding as of December 31, 1999.

We have also issued an additional 282,171 units of limited partnership interest in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of March 31, 2000 was 4,488,141.

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------


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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Hasu
P. Shah and certain affiliates [the "Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC. We began operations on January 26, 1999, therefore, the financial results for the three months ended March 31, 1999 include activity from January 26, 1999 to March 31, 1999.

Since inception, we have leased all our hotel facilities to Hersha Hospitality Management, LP, [the "Lessee" or "HHMLP"], a limited partnership owned by the Hersha Affiliates. The Lessee operates and leases the hotel properties pursuant to separate percentage lease agreements [the "Percentage Leases"] that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the eastern Pennsylvania area.

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 282,171 units of limited partnership interest in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units of limited partnership interest outstanding as of March 31, 2000 and 1999 was 4,488,141 and 4,032,431 respectively.

[2]  Summary of Significant Accounting Policies

Revenue Recognition - Percentage lease income is recognized when earned from the Lessee under the agreements from the date of acquisition of each hotel property. Contingent rent is recognized when the contingency is met. Lease income is recognized under fixed rent agreements ratably over the lease term.

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

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and replaces its primary earnings per share with new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common shares.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[2]  Summary of Significant Accounting Policies [Continued]

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share. The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earning per share. It assumes that any proceeds would be used to purchase common shares at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common shares during the period exceeds the exercise price of the option or warrants.

Potential future dilutive securities include 4,488,141 shares issuable under limited partnership units and 534,000 shares issuable under outstanding options.

[3]  Commitments and Contingencies and Related Party Transactions

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

In conjunction with the initial public offering, the Partnership acquired the ten Initial Hotels entered into percentage lease agreements with Hersha Hospitality Management L.P. Under the Percentage Leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the Lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Initial Hotels.

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class a Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners over time periods ranging form one to two years from January 26, 1999. At March 31, 2000 and March 31, 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,488,141 and 4,032,431, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have entered into percentage leases relating to each of the hotels with the lessee. Each percentage lease will have an initial non-cancelable term of five years. All, but not less than all, of the Percentage Leases for these hotels may be extended for an additional five-year term at the lessee's option. At the end of the first extended term, the Lessee, at its option, any extend some or all of the Percentage Leases for these hotels for an additional five-year term. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay initial fixed rent, base rent or percentage rent and

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[3]  Commitments and Contingencies and Related Party Transactions [Continued]

certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from the Lessee through December 2004. Minimum future rental income under these noncancellable operating leases at December 31, 1999, is as follows:

          2000          $    7,775
          2001               6,420
          2002               4,604
          2003               4,604
          2004               1,280
          Thereafter             0
                        ----------
          Total         $   24,683
                        ==========

For the period January 1, 2000 through March 31, 2000, we earned initial fixed rents of $1,459 and earned percentage rents of $893. For the period January 26, 1999 through March 31, 1999, we earned initial fixed rents of $630 and earned percentage rents of $515.

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

We have acquired seven of the Initial Hotels and three other hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 1999, 2000 or 2001. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units that, when multiplied by the offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

The Holiday Inn, Milesburg, Comfort Inn, Denver and the Holiday Inn Express, Riverfront were repriced based upon the financial results of the hotels for the prior twelve months ending December 31, 1999. Based upon the financial results of these hotels and their respective cash flows the properties were repriced at higher aggregate values of $735, $473 and $485, respectively. Based upon the $6.00 offering price, the Hersha Affiliates received an additional 122,577, 78,774 and 80,820 units of limited partnership interest for the three hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $606, $394 and $404, respectively. These amounts are subject to adjustment based on the completion of ongoing audits.

On January 26, 1999, we executed an administrative services agreement with the Lessee to provide accounting and securities reporting services for the Company. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. As of March 31, 2000 and 1999, $54 and $26 has been charged to operations.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[3]  Commitments and Contingencies and Related Party Transactions [Continued]

We have approved the lending of up to $3.0 million to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of March 31, 2000 and March 31, 1999, the Hersha Affiliates did not have any outstanding loans to us and we have not recorded any interest income related to this agreement during the three months ended March 31, 2000 and March 31, 1999.

We have borrowed approximately $5,123 from Shreenathji Enterprises, Ltd. ("SEL") during the three months ended March 31, 2000. Of these borrowings, $228 was outstanding at March 31, 2000. We incurred interest expense of approximately $90 related to these borrowings from SEL. We borrow from SEL at a fixed rate of 10% per annum.

[4]  Debt

Debt is comprised of the following at March 31, 2000 and 1999:

                                2000     1999
                             -------  -------
Mortgages Payable            $32,744   14,582
Revolving Credit Facility      4,513       -0-
                             -------  -------
Total Long Term Debt         $37,257  $14,582

Substantially all of our long term debt is collateralized by property and equipment and in certain situations is personally guaranteed by the Hersha Affiliates. During March 2000, we completed a portfolio refinancing of $22,050 with Lehman Brothers Bank. We have repaid $15,450 of mortgages payable and $2,000 of related party debt with proceeds from the refinancing. The remainder of the funds will be utilized for acquisition of hotel properties and general corporate purposes. These funds are collateralized by seven of our hotel properties.

Outstanding borrowings under the refinancing bear interest at a annual interest rate of 8.94% and have a total loan amortization period of 23.5 years. The first eighteen months of the loan period is structured to be interest only financing with no principal payoff during the period. We have incurred one-time early prepayment penalties of $107 in connection with the portfolio refinancing.


[5]  Earnings Per Share

                                                                                             Three Months Ended
                                                                                   ------------------------------------
                                                                                    March 31,               March 31,
                                                                                      2000                    1999
                                                                                   ------------             -----------
Net Income for Basic Earnings Per Share                                              $      294              $      277

Add:  Income Attributable to Minority Interest                                               28                     132
                                                                                  -------------            -------------
Net Income for Diluted Earnings Per Share                                            $      322              $      409
-----------------------------------------
                                                                                   ============            ============
 b
Weighted Average Shares for Basic Earnings Per Share                                  2,275,000               2,275,000

Dilutive Effect of Limited Partnership Units                                          4,488,141               4,032,431

Weighted Average Shares for Diluted Earnings Per Share                                6,763,141               6,307,431
------------------------------------------------------

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[5]  Earnings Per Share [Continued]

Options to purchase 534,000 and 533,975 shares of Class B common shares for the three months ended March 31, 2000 and March 31, 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

[6]  Pro Forma Information

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such operations had commenced as of January 1, 2000 and 1999, respectively, nor does it purport to represent the results of operations for future periods.

                  Pro Forma Condensed Statement of Operations
                  -------------------------------------------
              For the three months ended March 31, 2000 and 1999
              --------------------------------------------------
              [In Thousands, Except Share and Per Share Amounts]
              --------------------------------------------------
                                  (Unaudited)

Revenue:                                                                                 2000                  1999
                                                                             ----------------     -----------------
   Percentage Lease Revenue                                                  $          2,352     $           1,608
   Other Revenue                                                                            1                    58
                                                                             ----------------     -----------------
   Total Revenue                                                                        2,353                 1,666
                                                                             ----------------     -----------------
Expenses:
   Interest                                                                               812                   266
   Real Estate and Personal Property Taxes and Insurance                                  145                   137
   General and Administrative                                                             277                   117
   Depreciation and Amortization                                                          797                   504
                                                                             ----------------     -----------------
   Total Expenses                                                                       2,031                 1,024
                                                                             ----------------     -----------------

Income Before Allocation to Minority Interest                                             322                   642
Income Allocated to Minority Interest                                                      28                   276
                                                                             ----------------     -----------------
   Net Income                                                                $            294     $             366
                                                                             ================     =================

   Basic Earning Per Common Share                                                         .13                   .16
                                                                             ================     =================

   Diluted Earning Per Common Share                                                       .05                   .10
                                                                             ================     =================

   Weighted Average for Basic Earnings Per Share                                    2,275,000             2,275,000
   Weighted Average Shares for Diluted Earnings Per Share                           6,763,141             6,307,431

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[7]  Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2000, and the results of our operations for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

[8]  Subsequent Events

     The quarterly dividend pertaining to the first quarter of 2000 was paid on April 28, 2000 at the rate of $.18 per share which represents an annualized rate of $0.72 per annum.

     We have entered into sale-leaseback agreements for four hotel properties located in the metropolitan Atlanta market with Noble Investment Group, Ltd. ("Noble") for an aggregate purchase price of $20.0 million.

     The acquisitions include two Hampton Inn hotels in Peachtree City and Newnan, and a Holiday Inn Express and Comfort Suites in Duluth, GA. The four hotels comprise 305 rooms and all of the hotels have been in operation for approximately five years.

                            .  .  .  .  .  .  .  .

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Partners of
 Hersha  Hospitality Management L.P.
 New Cumberland, Pennsylvania


     We have reviewed the accompanying balance sheet, statement of operations and statement of cash flows of Hersha Hospitality Management L.P. as of March 31, 2000, and for the three month period then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for the year then ended [not presented herein]; and in our report dated March 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                         MOORE STEPHENS, P.C.
                                         Certified Public Accountants.

Cranford, New Jersey
May 5, 2000

-------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
-------------------------------------------------------------------------------

                                                                                    March 31,                December 31,
                                                                                    ---------                ------------
                                                                                      2000                        1999
                                                                                      ----                        -----
Current Assets:                                                                    [Unaudited]
 Cash and Cash Equivalents                                                            $   217                      $  778
 Accounts Receivable, less allowance for doubtful accounts of
 $135 and $135 at March 31, 2000 and December 31, 1999, respectively                      755                         817
 Prepaid Expenses                                                                           8                          60
 Due from Related Party - HHLP                                                            607                         188
 Due from Related Parties                                                                  72                         796
 Other Assets                                                                             234                         184
                                                                      -----------------------      ----------------------
 Total Current Assets                                                                   1,893                       2,823

Franchise Licenses [Net of accumulated amortization of $107 and
$97 at March 31, 2000 and December 31, 1999, respectively]                                332                         287

Property and Equipment                                                                    952                         894
                                                                      -----------------------      ----------------------

Total Assets                                                                          $ 3,177                      $4,004
                                                                      =======================      ======================

Liabilities and Partners' Capital:
Current Liabilities:
 Cash Overdraft                                                                       $   218                      $  694
 Accounts Payable                                                                         726                         660
 Accounts Payable Related Party                                                           283                          30
 Accrued Expenses                                                                         589                         432
 Other Liabilities                                                                          7                           -
 Due to Related Party - HHLP                                                               81                           -
 Lease Payments Payable - Related Party - HHLP                                          2,711                       2,116
                                                                      -----------------------      ----------------------
 Total Current Liabilities                                                              4,615                       3,932

Commitments                                                                                 -                           -

Partners' Capital                                                                      (1,438)                         72
                                                                      -----------------------      ----------------------

Total Liabilities and Partners' Capital                                               $ 3,177                      $4,004
                                                                      =======================      ======================

The Accompanying Notes Are an Integral Part of This Financial Statement.

-------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS]
-------------------------------------------------------------------------------

                                                                 March 31, 2000              March 31, 1999
                                                                 --------------              --------------

Revenues from Hotel Operations
           Room Revenue                                            $ 4,767                      $3,550
           Restaurant Revenue                                          478                         494
           Other revenue                                               303                         250
                                                                 ---------                   ---------
           Total Revenues from Hotel Operations                    $ 5,548                      $4,294

Expenses:
           Hotel Operating Expenses                                  2,434                       1,845
           Restaurant Operating Expenses                               407                         352
           Advertising and Marketing                                   464                         178
           Bad Debts                                                    15                           -
           Depreciation and Amortization                                41                           -
           General and Administrative                                  970                         588
           General and Administrative - Related Parties                 16                         449
           Lease Expense - HHLP                                      2,711                       1,145
           Lease Expense - Other Related Parties                         -                           -
                                                                 ---------                   ---------
           Total Expenses                                          $ 7,058                      $4,557
                                                                 ---------                   ---------

           Net Loss                                                $(1,510)                     $ (263)
                                                                 =========                   =========

The Accompanying Notes Are an Integral Part of This Financial Statement.

-------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS]
-------------------------------------------------------------------------------

                                                                                 March 31,                   March 31,
                                                                                   2000                        1999
                                                                              ---------------             ---------------
Operating Activities:
   Net Loss                                                                   $        (1,510)            $          (263)
                                                                              ---------------             ---------------
   Adjustments to Reconcile Net Income to
   Net Cash Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                        41                           -
      Allowance for Doubtful Accounts                                                       -                           -
   Change in Assets and Liabilities:
   (Increase) Decrease in:
      Accounts Receivable                                                                  62                        (684)
      Prepaid Expenses                                                                     52                        (117)
      Other Assets                                                                        (50)                        (52)
      Due from Related Parties                                                            305                           -
   Increase (Decrease):
      Accounts Payable                                                                     66                         412
      Accounts Payable - Related Party                                                    253                           -
      Lease Payments Payable                                                              595                       1,145
      Accrued Expenses                                                                    157                         330
      Due To Related Parties                                                               81                        (583)
      Other Liabilities                                                                     7                         301
                                                                             ----------------             ---------------
   Total Adjustments                                                                    1,569                         752
                                                                             ----------------             ---------------
Net Cash Provided by (Used in) Operating Activities                                        59                         489

Investing Activities
   Property and Equipment                                                                 (89)                       (456)
   Franchise Licenses                                                                     (55)                          -
                                                                             ----------------             ---------------
Net Cash Used in Investing Activities                                                    (144)                       (456)

Financing Activities
    Cash Overdraft                                                                       (476)                          -
                                                                             ----------------             ---------------
Net Cash Used in Financing Activities                                                    (476)                          -

Net Increase (Decrease) in Cash and Cash Equivalents                                     (561)                         33

Cash and Cash Equivalents - Beginning of Period                                           778                           -
                                                                              ---------------             ---------------
Cash and Cash Equivalents - End of Period                                     $           217             $            33
                                                                              ===============             ===============

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------

[1] Organization

Hersha Hospitality Management, L.P., [the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates that are not owned by the Partnership. We commenced operations on January 1, 1999 and as of March 31, 2000 leased 16 hotel properties from the Partnership.

[2] Commitments and Contingencies

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

We have entered into Percentage Leases with HHLP. Each Percentage Lease will have an initial non-cancelable term of five years and may be extended for an additional five-year term at our option. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent (iii) a percentage for room revenues in excess of the incentive threshold amount and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

Minimum future lease payments due during the noncancellable portion of the leases as of December 31, 1999 is as follows:

          2000             $          7,775
          2001                        6,420
          2002                        4,604
          2003                        4,604
          2004                        1,280
          Thereafter                      0
                           ----------------
          Total            $         24,683
                           ================

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio.

For the three months ended March 31, 2000 and 1999 we incurred lease expense of $2,711 and $1,145, respectively. As of March 31, 2000 and 1999 the amount due to the Partnership for lease payments was $2,352 and 2,116, respectively.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------

[3] Pro Forma Financial Information [Unaudited]

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma condensed statements of operations is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 2000 and 1999, respectively, nor does it purport to represent the results of operations for future periods.


                 Pro Forma Condensed Statements of Operations
                 --------------------------------------------
              For the three months ended March 31, 2000 and 1999
              --------------------------------------------------
                                [In Thousands]
                                 ------------
                                  [Unaudited]
                                   ---------

                                                                                    2000                      1999 (1)
                                                                  ----------------------       ----------------------
Revenue from Hotel Operations:
 Room Revenue                                                       $              4,767         $              3,550
 Food & Beverage                                                                     478                          494
 Telephone and Other                                                                 303                          250
                                                                  ----------------------       ----------------------
  Total Revenue from Hotel Operations                                              5,548                        4,294

Expenses:
 Hotel Operations Expenses                                                         2,434                        1,845
 Restaurant Operating Expenses                                                       407                          352
 Advertising and Marketing                                                           464                          178
 General and Administrative                                                        1,026                          588
 General and Administrative - Related Parties                                         16                          151
 Lease Payments                                                                    2,711                        1,765
                                                                  ----------------------       ----------------------
 Total Expenses                                                                    7,058                        4,879
                                                                  ----------------------       ----------------------
 Net Loss                                                           $             (1,510)        $               (585)
                                                                  ======================       ======================


(1) The 1999 Pro Forma results vary from the historical results due to the assumption that Lease Payments expense was incurred for the entire three month period per the pro forma results instead of from January 26, 1999 per the historical results. Pro forma Related Party Management Fees have been reduced as these fees would not have been applicable for the entire pro forma period.

[4] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2000 and the results of our operations for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 2000 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipates", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087). Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

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

     We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 33.6% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for (1) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (2) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels.

     Since the completion of the initial public offering we have issued an additional 173,539 units in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an addition 282,171 units in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of March 31, 2000 and 1999 was 4,488,141 and 4,205,970, respectively.

     We have acquired seven of the Initial Hotels and three other hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 1999, 2000 or 2001. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units that, when multiplied by the offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

     As of May 1, 2000, we owned four Holiday Inn Express(R) hotels, six Hampton Inn(R) hotels, two Holiday Inn(R) hotels, four Comfort Inn(R) hotels, one Best Western and one Clarion Suites(R) hotel, which contain an aggregate of 1,750 rooms.

Results of Operations, Three Months Ended March 31, 2000 Compared to March 31, 1999
($'s in thousands)

     Our revenues for the three months ended March 31, 2000 and 1999, substantially consisted of percentage lease revenues recognized pursuant to the Percentage Leases. Percentage lease revenues during the three month period ended March 31, 2000 were $2,352 an increase of $1,207, or 105.4%, as compared to percentage lease revenues of $1,145 for the same period during 1999. The improvement in lease revenues is primarily attributable to an additional month of operations in the current quarter as well as additional percentage lease revenues derived from the increase in the number of hotels owned from 10 properties to 16. Lease revenues were slightly offset by decreases in percentage lease revenues at certain properties.

     Net income increased by $17 or 6.1% to $294, for the three months ended March 31, 2000 as compared to net income of $277 for the same period during 1999. The increase in net income is primarily attributable to the increase in the number of hotels mentioned above. Increases in net income were partially offset by one-time early payment charges of $107 related to a portfolio refinancing of $22,050 completed in March 2000 and due to additional interest expense incurred during the period.

     Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1999 primarily due to the increase in the number of hotel properties owned by us, as mentioned above.

     The Lessee's room revenues from the hotels increased by $1,217, or 34.3%, to $4,767 for the three months ended March 31, 2000, as compared to $3,550 for the same period in 1999. This increase in revenues is primarily attributable to the increase in the number of hotels from 15 properties to 18 properties. The increase in room revenues is also due to additional occupancy at the properties, a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR). The Lessee maintains the ability to borrow funds from related entities, partners and stockholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                              Three Months Ended
                                   March 31,

                                            2000                1999
                                         ----------         -----------
          Occupancy rate                     50%                  44%
          ADR                               $65                  $62
          REVPAR                            $32                  $27
          Room revenue                4,766,528            3,550,000
          Room nights available         148,523              131,000
          Room nights occupied           73,826               57,000
          Rooms available                 1,598                1,459

Liquidity and Capital Resources

     Our principal source of cash to meet its cash requirements, including distributions to shareholders, is our share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Leases. The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

     We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $1,119 in the three months ended March 31, 2000, which is an increase of $374, or 50.2% over FFO in the comparable period in 1999, which was $745. The increase in FFO can be attributed to the increase in hotel properties owned.

     FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of the real estate companies that use the current definition of the NAREIT.

     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under an unsecured line of credit. We believe that our net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by us in accordance with REIT requirements.

     We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowing, the issuance of additional equity securities of the Company, or, in connection with acquisitions of hotel properties, issuance of Units in the Partnership.

     We intend to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. Our policy is to limit consolidated indebtedness to less than 67% of the total purchase prices paid by us for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that the we may incur and our board of trustees may modify the debt policy at any time without shareholder approval.

     The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of March 31, 2000, our accounts receivable and due from related parties balances exceed our current obligations and related party payables by $1,001.

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

Subsequent Events

     The quarterly dividend pertaining to the first quarter of 2000 was paid on 4/28/00 at the rate of $.18 per share which represents an annualized rate of $0.72 per annum.

     Hersha Hospitality Trust has acquired four hotel properties located in the metropolitan Atlanta market from Noble Investment Group, Ltd. ("Noble") for an aggregate purchase price of $20.0 million. HT has simultaneously entered into sale-leaseback agreements with Noble for the four properties.

     The acquisitions include two Hampton Inn hotels in Peachtree City and Newnan, and a Holiday Inn Express and Comfort Suites in Duluth, GA. The four hotels comprise 305 rooms and all of the hotels have been in operation for approximately five years.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

     On January 20, 1999, the Securities and Exchange Commission declared effective our Company's registration statement on Form S-11 (File No. 333-56087) relating to the initial public offering of two million Priority Class A Common Shares of Beneficial interest of the Company at an initial public offering price of $6.00 per share. As part of our Company's initial public offering, 166,666 of the Priority Common Shares were sold to affiliates of the Company. The remaining 1,833,334 shares were sold to the public through their underwriter, Anderson & Strudwick, Incorporated. On February 5, 1999, the Company closed the sale of an additional 275,000 Priority Common Shares to the underwriter pursuant to the over-allotment option granted to the underwriter in our initial public offering. The gross proceeds from these sales was approximately $13.7 million. The aggregate net proceeds received by our Company in connection with these sales was approximately $12.0 million. The aggregate underwriting discount of approximately $1 million was paid to the underwriter and an aggregate of approximately $0.7 million was for other expenses. Our Company has used the net proceeds as follows: (i) approximately $8.7 million to repay certain of the outstanding indebtedness related to the ten hotels owned by Hersha Hospitality Limited Partnership, including approximately $3.7 million in debt owed to certain affiliates of our Company and related principally to the hotel development expenses in connection with the ten hotels; (ii) approximately $2.8 million to purchase certain hotel property assets and intangible assets; and
(iii) approximately $0.5 million to fund the ongoing operations of our Company.

Item 3. Default Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             The following Current Reports on Form 8-K were filed by the Company during the first quarter:

            (i) a Current Report on Form 8-K was filed on March 23, 2000 as a result of an event specified in Item 2 of Form 8-K; and

            (ii) a Current R Report on Form 8-K was filed on March 30, 2000 as a result of an event specified in Item 5 of Form 8-K.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HERSHA HOSPITALITY TRUST



May 15, 2000                             /s/ Ashish R. Parikh
                                        ----------------------------------------
                                        Ashish R. Parikh
                                        Chief Financial Officer