Form 10-Q
period 2000-06-30
HERSHA HOSPITALITY TRUST
filed 2000-08-14
CIK 1063344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------


                                    FORM 10-Q


    (Mark One)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 2000, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

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
PART I.         Financial Information

     Item 1.    Financial Statements
                Hersha Hospitality Trust
                Independent Accountant's Report......................................................1
                Consolidated Balance Sheets as of June 30, 2000 [Unaudited]
                and December 31, 1999................................................................2
                Consolidated Statement of Operations for the three months and six months ended June 30, 2000 and 1999 [Unaudited].............................................3
                Consolidated Statement of Cash Flows for the six months ended
                June 30, 2000 and 1999 [Unaudited]...................................................4
                Notes to Consolidated Financial Statements...........................................6

                Hersha Hospitality Management, L.P.
                Independent Accountant's Report......................................................14
                Balance Sheets as of June 30, 2000 [Unaudited] and
                December 31, 1999....................................................................15
                Statement of Operations for the three months and six months ended
                June 30, 2000 and 1999 [Unaudited]...................................................16
                Statement of Cash Flows for the six months ended
                June 30, 2000 and 1999 [Unaudited]...................................................17
                Notes to Financial Statements........................................................18

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................20
                Results of Operations, Three Months and Six Months Ended
                June 30, 2000 and 1999...............................................................21
                Liquidity and Capital Resources......................................................22
                Inflation............................................................................23
                Seasonality..........................................................................23
                Subsequent Events....................................................................23

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................23

PART II.        Other Information

     Item 1.    Legal Proceedings....................................................................24
     Item 2.    Changes in Securities and Use of Proceeds............................................24
     Item 3.    Defaults Upon Senior Securities......................................................24
     Item 4.    Submission of Matters to a Vote of Security Holders..................................24
     Item 5.    Other Information....................................................................24
     Item 6.    Exhibits and Reports on Form 8-K.....................................................24
                     (a)  Exhibits...................................................................24
                     (b)  Reports on Form 8-K........................................................24

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Trustees of Hersha Hospitality Trust
   New Cumberland, Pennsylvania


         We have reviewed the accompanying consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows of Hersha Hospitality Trust and subsidiaries as of June 30, 2000, and for the three month and six month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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



                                     MOORE STEPHENS, P.C.
                                     Certified Public Accountants.

Cranford, New Jersey
August 4, 2000

Part I.  Financial Information

Item 1.  Financial Statements



HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

                                                                                         June 30, 2000              December 31,
Assets:                                                                                    [Unaudited]                1999 (1)
                                                                                           -----------                --------
     Investment in Hotel Properties, Net of Accumulated Depreciation                 $             83,874      $             51,908
     Cash and Cash Equivalents                                                                         --                       124
     Escrow and Lease Deposits                                                                      1,116                        --
     Lease Payments Receivable - Related Party                                                      3,382                     2,116
     Intangibles, Net of Accumulated Amortization                                                   1,787                       855
     Due from Related Party                                                                            --                     1,028
     Other Assets                                                                                      72                       351
                                                                                        ------------------        ------------------
Total Assets                                                                         $             90,231      $             56,382
                                                                                        ==================        ==================

Liabilities and Shareholders' Equity:
     Cash Overdraft                                                                  $                217      $                 84
     Lines of Credit                                                                               10,102                     6,096
     Mortgages Payable                                                                             46,066                    18,658
     Dividends Payable                                                                                410                       410
     Lease Deposits                                                                                 1,000                        --
     Due to Related Party                                                                           1,868                       188
     Accounts Payable and Accrued Expenses                                                            281                       161
                                                                                        ------------------        ------------------
Total Liabilities                                                                                  59,944                    25,597
                                                                                        ------------------        ------------------

Minority Interest                                                                                  18,801                    18,980
                                                                                        ------------------        ------------------

Commitments and Contingencies                                                                          --                        --
                                                                                        ------------------        ------------------

Shareholders' Equity:
     Preferred Shares,  $.01 par value,  10,000 Shares authorized,  None Issued and
     Outstanding                                                                                       --                        --

     Common  Shares  -  Priority  Class  A,  $.01  Par  Value,   50,000,000  Shares                    23                        23
     Authorized,  2,275,000  Shares  Issued and  Outstanding  at June 30,  2000 and
     December 31, 1999

     Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized,
     2,275,000 and -0- Shares Issued and Outstanding at June 30, 2000 and
     December
     31, 1999, Respectively                                                                            --                        --

     Additional Paid-in Capital                                                                    11,968                    11,968

     Distributions in Excess of Net Earnings                                                        (505)                     (186)
                                                                                        ------------------        ------------------
Total Liabilities and Shareholders' Equity                                           $             90,231      $             56,382
                                                                                        ==================        ==================

(1)      Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS] (1)

                                                Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                                2000           1999           2000           1999
                                             ----------     ----------     ----------     ----------
Revenue:
     Percentage Lease Revenue                $   3,212      $   1,888      $   5,564      $   3,034
     Other Revenue                                   4             24              4             63
                                             ----------     ----------     ----------     ----------
     Total Revenue                               3,216          1,912          5,568          3,097

Expenses:
     Interest expense                            1,139            288          1,951            554
     Land lease                                      4              5              8              9
     Real Estate and Personal Property
     Taxes and Property Insurance                  209            112            354            204
     General and Administrative                    134             95            300            173
     Early Payment Penalty                           -              -            107              -
     Depreciation and Amortization                 961            502          1,758            838
                                             ----------     ----------     ----------     ----------
     Total Expenses                              2,447          1,002          4,478          1,778

     Income Before Minority Interest               769            910          1,090          1,319

     Income Allocated to Minority Interest         562            529            590            661
                                             ----------     ----------     ----------     ----------

     Net Income                              $     207      $     381      $     500      $     658
                                             ==========     ==========     ==========     ==========

     Basic Earnings Per Common Share         $    0.09      $    0.17      $    0.22      $    0.29
                                             ==========     ==========     ==========     ==========

     Diluted Earnings Per Common Share       $    0.11      $    0.14      $    0.16      $    0.21
                                             ==========     ==========     ==========     ==========

Weighted Average Shares:
     Basic                                   2,275,000      2,275,000      2,275,000      2,275,000

     Diluted                                 6,715,996 (2)  6,307,431 (2)  6,715,996 (2)  6,307,431 (2)



(1) Operations commenced on January 26, 1999

(2) Includes 4,440,996 and 4,032,431 units at June 30, 2000 and 1999, respectively, that are redeemable on a one-for one basis for Class B common shares


The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]


                                                       June 30,       June 30,
                                                         2000         1999 (1)
                                                      ----------     ----------
Operating Activities:
     Net Income                                       $     500      $     658
                                                      ----------     ----------
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                   1,758            838
          Income Allocated to Minority Interest             590            661
     Change in Assets and Liabilities:
     (Increase) Decrease in:
          Escrow Deposits                                (1,116)             -
          Lease Payments Receivable                      (1,266)        (1,966)
          Other Assets                                      279           (523)
          Due from Related Party                              -              -
     Increase (Decrease):
          Due to Related Party                              272              -
          Lease Deposits Payable                              -              -
          Accounts Payable and Accrued Expenses             120            468
                                                      ----------     ----------
     Total Adjustments                                      637           (522)
                                                      ----------     ----------
Net Cash provided by Operating Activities                 1,137            136

Investing Activities:
     Purchase of Hotel Property Assets                  (10,872)          (631)
     Purchase of Intangible Assets                       (1,013)          (582)
                                                      ----------     ----------
Net Cash used in Investing Activities                   (11,885)        (1,213)

Financing Activities:
     Cash Overdraft                                         133              -
     Proceeds from borrowings under line of credit       13,516              -
     Repayment of borrowings under line of credit        (9,510)             -
     Net Proceeds from Issuance of Stock                      -         11,991
     Borrowings from Mortgages Payable                   24,550              -
     Principal Repayment of Mortgages Payable           (16,734)        (5,117)
     Dividends Paid                                        (819)          (469)
     Limited Partnership Unit Distributions Paid         (1,920)             -
     Borrowings from Related Party                        1,408              -
     Repayment of Related Party Loans                         -         (3,735)
                                                      ----------     ----------
Net Cash provided by Financing Activities                10,624          2,670

Net Increase (Decrease) in Cash and Cash Equivalents       (124)         1,593
Cash and Cash Equivalents - Beginning of Period             124              -
                                                      ----------     ----------

Cash and Cash Equivalents - End of Period             $       -      $   1,593
                                                      ----------     ----------



(1) Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]


                                                         June 30,      June 30,
                                                           2000          1999
                                                           ----          ----
   Supplemental Disclosure of Cash Flow Information:
    Cash Paid During the Period:
     Interest                                              $991          $537


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

On January 1, 2000, we have purchased three hotels from the Hersha Affiliates. These hotels consist of the Hampton Inn, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels were $7.5 million, $2.2 million and $1.8 million, respectively. We have assumed mortgages payable of $5.0 million, $1.4 million and $1.2 million, respectively in connection with the acquisitions of these hotels. We have also assumed related party debt of $1.0 million related to the purchase of the Hampton Inn, Hershey. The Hersha Affiliates have received cash of approximately $1.5 million, $0.8 million and $0.6 million, respectively, for the remainder of the proceeds from the sale of these hotels.

On May 19, 2000, we completed the acquisition of four hotels from Noble Investment Group, Ltd. ("Noble"). We have simultaneously entered into purchase-leaseback agreements with Noble for the four properties. We leased the properties to entities owned by Noble pursuant to percentage leases that provide for rent based, in part, on the room revenues from the hotels. The leases for the Comfort Suites, Duluth, and the Holiday Inn Express, Duluth, are effective as of May 19, 2000. The leases for the Hampton Inn hotels located in Newnan and Peachtree City are effective as of April 20, 2000.

On June 28, 2000 we declared a $0.18 per Class A Common Share dividend of $410 that was paid on July 27, 2000 and a distribution of $0.18 to the holders of limited partnership units.

We have also issued an additional 235,026 units of limited partnership interest in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of March 31, 2000 was 4,440,996.

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Hasu P. Shah and certain affiliates [the "Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC. We began operations on January 26, 1999; therefore, the financial results for the six months ended June 30, 1999 include activity from January 26, 1999 to June 30, 1999.

We lease 16 of our hotel facilities to Hersha Hospitality Management, LP, ["HHMLP"], a limited partnership owned by certain members of the Hersha Affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements [the "Percentage Leases"] that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ["Noble"], an independent third party management company, to manage four hotels in the metropolitan Atlanta market.

On May 19, 2000, we completed our acquisition of four hotel properties in metropolitan Atlanta, Georgia from various entities owned by Noble. The four properties acquired and their respective purchase prices are as follows:

Hotel Property          Rooms       Location                    Purchase Price
--------------          -----       --------                    --------------
Comfort Suites            85        Duluth, GA.                  $5,207,857
Holiday Inn Express       68        Duluth, GA.                  $3,735,413
Hampton Inn               91        Newnan, GA.                  $7,117,092
Hampton Inn               61        Peachtree City, GA.          $3,939,640

The Partnership acquired the Hampton Inn, Newnan and Hampton Inn, Peachtree City through the assumption of existing debt, held by General Electric Capital Corporation, of $3.6 million and $2.4 million, respectively. In addition, approximately $5.0 million was utilized from our outstanding line of credit. The Comfort Suites, Duluth and the Holiday Inn Express, Duluth were purchased through mortgages from Lehman Brothers Bank totaling $6.0 million in addition to $2.7 million from our outstanding line of credit.

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 235,026 units of limited partnership interest in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units of limited partnership interest outstanding as of June 30, 2000 and 1999 was 4,440,996 and 4,032,431
respectively.

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

Potential future dilutive securities include 4,440,996 shares issuable under limited partnership units and 534,000 shares issuable under outstanding options.

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

Under the Percentage Leases with HHMLP and Noble, we are obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the Lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



[3] Commitments and Contingencies and Related Party Transactions [Continued]

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners over time periods ranging form one to two years from January 26, 1999. At June 30, 2000 and June 30, 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,440,996 and 4,032,431, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have entered into percentage leases relating to 16 hotels with HHMLP. Each percentage lease will have an initial non-cancelable term of five years. All, but not less than all, of the Percentage Leases for these 16 hotels may be extended for an additional five-year term at the lessee's option. At the end of the first extended term, the Lessee, at its option, may extend some or all of the Percentage Leases for these hotels for an additional five-year term. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from HHMLP through December 2004. Minimum future rental income under these noncancellable operating leases at June 30, 2000, is as follows:

        December 31, 2000          $      3,888
        December 31, 2001                 6,420
        December 31, 2002                 4,604
        December 31, 2003                 4,604
        December 31, 2004                 1,280
        Thereafter                            0
                                   -------------
        Total                      $     20,796
                                   =============

We have entered into percentage leases relating to 4 hotels with Noble. Each percentage lease will have an initial non-cancelable term of three years. All, but not less than all, of the Percentage Leases for these 4 hotels may be extended for an additional three-year term at Noble's option. At the end of the first extended term, HHLP or Noble may extend all, but not less than all, of the Percentage Leases for these hotels for an additional three-year term. Pursuant to the terms of the Percentage Leases, the Lessee is required to pay initial fixed rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[3] Commitments and Contingencies and Related Party Transactions [Continued]

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these noncancellable operating leases at June 30, 2000, is as follows:

        December 31, 2000          $     1,400
        December 31, 2001                2,801
        December 31, 2002                2,801
        December 31, 2003                  943
                                   ------------

        Total                      $     7,945
                                   ============

For the period January 1, 2000 through June 30, 2000, we earned initial fixed rents of $3,368 and earned percentage rents of $2,196. For the period January 26, 1999 through June 30, 1999, we earned initial fixed rents of $1,627 and earned percentage rents of $1,407.

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

The purchase prices for the Holiday Inn, Milesburg, Comfort Inn, Denver and the Holiday Inn Express, Riverfront were adjusted based upon the financial results of the hotels for the twelve months ended December 31, 1999. Based upon the financial results of these hotels and their respective cash flows the properties were repriced at higher aggregate values of $588, $471 and $351, respectively. Based upon the $6.00 offering price, the Hersha Affiliates received an additional 98,050, 78,427 and 58,549 units of limited partnership interest for the three hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $485, $388 and $290, respectively.

The repricing was performed based upon the initial pricing methodology to such hotels' cash flows shown on the respective property's audited financial statement. The Board of Trustees has approved a resolution to change the management fee to be utilized for repricing purposes to 3%. The repricing was performed utilizing a management fee of 3% instead of the 4% management fee per the contribution agreements. The Hersha Affiliates were entitled to receive an additional number of Units that, when multiplied by the Offering Price, equals the increase in value plus the value of any distributions that would have been made with respect to such Units if such Units had been issued at the time of the acquisition of such hotels. In consideration for this change, the Hersha Affiliates have agreed to forgive the dividends owed to them on the additional number of Units issued upon repricing.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[3] Commitments and Contingencies and Related Party Transactions [Continued]

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. As of June 30, 2000 and 1999, $110 and $65 has been charged to operations.

We have approved the lending of up to $3.0 million to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of June 30, 2000 and June 30, 1999, the Hersha Affiliates did not have any outstanding loans to us and we have not recorded any interest income related to this agreement during the six months ended June 30, 2000 and June 30, 1999.

We have borrowed approximately $4,200 from Shreenathji Enterprises, Ltd. ("SEL") during the six months ended June 30, 2000. Of these borrowings, $1,408 was outstanding at June 30, 2000. We incurred interest expense of approximately $111 related to these borrowings from SEL. We borrow from SEL at a fixed rate of 10% per annum.


[4] Debt

Debt is comprised of the following at June 30, 2000 and 1999:

                                             2000                  1999
                                             ----                  ----
Mortgages Payable                         $46,066                14,429
Revolving Credit Facility                  10,102                   -0-
                                        ---------                   ---
Total Long Term Debt                      $56,168               $14,429

Substantially all of our long-term debt is collateralized by property and equipment and in certain situations is personally guaranteed by the Hersha Affiliates. During March 2000, we completed a portfolio refinancing of $22,050 with Lehman Brothers Bank. We have repaid $15,450 of mortgages payable and $2,000 of related party debt with proceeds from the refinancing. The remainder of the funds were utilized for acquisition of hotel properties and general corporate purposes. These funds are collateralized by seven of our hotel properties.

Outstanding borrowings under the refinancing bear interest at an annual interest rate of 8.94% and have a total loan amortization period of 23.5 years. The first eighteen months of the loan period is structured to be interest only financing with no principal payoff during the period. We have incurred one-time early prepayment penalties of $107 in connection with the portfolio refinancing.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[5] Earnings Per Share

                                                                   Three Months Ended               Six Months Ended
                                                              -----------------------------   ------------------------------
                                                                June 30,       June 30,          June 30,       June 30,
                                                                  2000           1999              2000           1999
                                                              -------------  -------------      --------------  -------------
Net Income for Basic Earnings Per Share                                $207           $381              $501           $658

Add:  Income Attributable to Minority Interest                          562            529               597            661
                                                              --------------  -------------     --------------  -------------

Net Income for Diluted Earnings Per Share                              $769           $910            $1,090         $1,319
-----------------------------------------                     ==============   ============     ==============  =============

Weighted Average Shares for Basic Earnings Per Share              2,275,000      2,275,000         2,275,000      2,275,000

Dilutive Effect of Limited Partnership Units                      4,440,996      4,032,431         4,440,996      4,032,431
                                                              --------------   -------------    ---------------  ------------

Weighted Average Shares for Diluted Earnings Per Share            6,715,996      6,307,431         6,715,996      6,307,431
------------------------------------------------------         =============   =============    ===============  ============

Options to purchase 534,000 and 533,975 shares of Class B common shares for the six months ended June 30, 2000 and June 30, 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

                   Pro Forma Condensed Statement of Operations
            For the three and six months ended June 30, 2000 and 1999
               [In Thousands, Except Share and Per Share Amounts]
                                   [Unaudited]

                                                  Three Months Ended              Six Months Ended
                                              ---------------------------   ------------------------------
                                               June 30,      June 30,         June 30,       June 30,
Revenue:                                         2000          1999             2000           1999
                                                 ----          ----             ----           ----

Percentage Lease Revenue                       $     3,462  $       1,857     $      6,514     $     3,465
Other Revenue                                           24             24               24              82
                                              ------------   ------------     ------------     -----------
Total Revenue                                        3,486          1,881            6,538           3,547
                                              ------------   ------------     ------------     -----------

Expenses:
Interest                                             1,222            310            2,282             576
Property Tax                                           226            112              418             249
Land Lease                                               4              5                8              11
General and Administrative                             138             94              421             205
Depreciation and Amortization                        1,019            502             2002           1,006
                                              ------------   ------------     ------------     -----------
Total Expenses                                       2,609          1,023            5,131           2,047
                                              ------------   ------------     ------------     -----------

Income Before Minority Interest                        877            858            1,407           1,500

Income Allocated to Minority Interest                  569            447              569             788
                                              ------------   ------------     ------------     -----------
Net Income                                     $       308  $         411     $        838     $       712
                                              ============  =============     ============     ===========

Basic Earning Per Common Share                        0.14           0.18             0.37            0.31
                                              ============  =============     ============     ===========

Diluted Earning Per Common Share                      0.13           0.14             0.22            0.24
                                              ============  =============     ============     ===========

Weighted Average for Basic EPS                   2,275,000      2,275,000        2,275,000       2,275,000
Weighted Average Shares for Diluted EPS          6,715,996      6,307,431        6,715,996       6,307,431

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[7] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 2000, and the results of our operations for the three month and six months ended June 30, 2000 and 1999. The results of operations for the three month and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

[8] Subsequent Events

The quarterly dividend pertaining to the second quarter of 2000 was paid on July 27, 2000 at the rate of $.18 per share which represents an annualized rate of $0.72 per annum.

                                 . . . . . . . .

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Partners of
   Hersha Hospitality Management L.P.
   New Cumberland, Pennsylvania


         We have reviewed the accompanying balance sheet, statement of operations and statement of cash flows of Hersha Hospitality Management L.P. as of June 30, 2000, and for the three and six month periods then ended.
These financial statements are the responsibility of the Company's management.

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



                                            MOORE STEPHENS, P.C.
                                            Certified Public Accountants.

Cranford, New Jersey
August 4, 2000

HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]


                                                                                  June 30,               December 31,
                                                                                    2000                     1999
                                                                                    ----                     ----
                                                                                 [Unaudited]
Current Assets:
   Cash and Cash Equivalents                                                          $      476               $     778

   Accounts Receivable, less allowance for doubtful accounts
   of $135 and $135 at June 30, 2000 and December 31,
   1999, respectively                                                                      1,082                     817
   Prepaid Expenses                                                                           44                      60
   Due from Related Party - HHLP                                                             460                     188
   Due from Related Parties                                                                2,004                     796
   Other Assets                                                                              272                     184
                                                                             --------------------      ------------------
   Total Current Assets                                                                    3,862                   2,823

Franchise Licenses [Net of accumulated amortization of
$116 and $97 at June 30, 2000 and December 31, 1999,
respectively]                                                                                323                     287

Construction in Progress                                                                      94
Property and Equipment                                                                       974                     894
                                                                             --------------------      ------------------

Total Assets                                                                              $5,253              $    4,004
                                                                             ====================      ==================


Liabilities and Partners' Capital:
Current Liabilities:
   Cash Overdraft                                                                      $     784               $     694
   Accounts Payable                                                                          606                     660
   Accounts Payable Related Party                                                             48                      30
   Accrued Expenses                                                                          955                     432
   Other Liabilities                                                                           4                       -
   Lease Payments Payable - Related Party - HHLP                                           3,382                   2,116
                                                                             --------------------      ------------------
   Total Current Liabilities                                                               5,779                   3,932

Commitments                                                                                    -                       -

Partners' Capital                                                                           (526)                     72
                                                                             --------------------      ------------------

Total Liabilities and Partners' Capital                                                   $5,253              $    4,004
                                                                             ====================      ==================

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS]

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                                2000        1999        2000      1999
                                                ----        ----        ----      ----
Revenues from Hotel Operations
     Room Revenue                            $  7,980    $  5,664    $ 12,747   $  9,214
     Restaurant Revenue                           559         560       1,037      1,054
     Other revenue                                408         483         711        733
                                             ---------   ---------   ---------  ---------
Total Revenues from Hotel Operations         $  8,947    $  6,707    $ 14,495   $ 11,001

Expenses:
     Hotel Operating Expenses                   3,107       2,423       5,541      4,268
     Restaurant Operating Expenses                437         475         844        827
     Advertising and Marketing                    545         366       1,009        544
     Bad Debts                                     10           -          25          -
     Depreciation and Amortization                 45           -          86          3
     General and Administrative                 1,182         812       2,152      1,397
     General and Admin. - Related Parties           5         358          21        807
     Lease Expense - HHLP                       2,704       1,888       5,415      3,034
                                             ---------   ---------   ---------  ---------
     Total Expenses                          $  8,035    $  6,322    $ 15,093   $ 10,880
                                             ---------   ---------   ---------  ---------

     Net Income (Loss)                       $    912    $    385    $   (598)  $    121
                                             ---------   ---------   ---------  ---------



The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS]

                                                                        June 30,             June 30,
                                                                          2000                 1999
                                                                    ------------------   -----------------
Operating Activities:

     Net Income (Loss)                                                $     (598)          $      121
                                                                    ------------------   -----------------
     Adjustments to Reconcile Net Income to
     Net Cash Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                         86                    3
        Allowance for Doubtful Accounts                                        -                    -
     Change in Assets and Liabilities:
     (Increase) Decrease in:
        Accounts Receivable                                                 (265)              (1,368)
        Prepaid Expenses                                                      16                 (145)
        Other Assets                                                         (88)                 (16)
        Due from Related Parties                                          (1,480)                   -
     Increase (Decrease):
        Accounts Payable                                                     (54)                 140
        Accounts Payable - Related Party                                      18                   -
        Lease Payments Payable                                             1,266                1,966
        Accrued Expenses                                                     523                  581
        Other Liabilities                                                      4                  623
                                                                    ------------------   -----------------
     Total Adjustments                                                        26                1,784
                                                                    ------------------   -----------------
Net Cash Provided by (Used in) Operating Activities                         (572)               1,905

Investing Activities:
     Property and Equipment                                                 (241)                (608)
     Franchise Licenses                                                      (55)                   -
                                                                    ------------------   -----------------
Net Cash Used in Investing Activities                                       (296)                (608)

Financing Activities:
     Cash Overdraft                                                          566                   38
     Advances to Affiliates                                                    -               (1,735)
     Repayment of advance from Partners                                        -                  400
                                                                    ------------------   -----------------
Net Cash Provided by (Used in) Financing Activities                          566               (1,297)

Net Increase (Decrease) in Cash and Cash Equivalents                        (302)                   -

Cash and Cash Equivalents - Beginning of Period                              778                    -
                                                                    ------------------   -----------------

Cash and Cash Equivalents - End of Period                             $      476           $        -
                                                                    ==================   =================

(1)  Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]


[1] Organization

Hersha Hospitality Management, L.P., [the "Lessee"], was organized under the laws of the State of Pennsylvania in May 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates that are not owned by the Partnership. We commenced operations on January 1, 1999 and as of June 30, 2000 leased 16 hotel properties from the Partnership.

[2] Commitments and Contingencies

We have assumed the rights and obligations under the terms of existing franchise licenses relating to the hotels upon acquisition of the hotels by the partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenues.

We have entered into percentage leases [the "Percentage Leases"] with HHLP. Each Percentage Lease will have an initial non-cancelable term of five years and may be extended for an additional five-year term at our option. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent (iii) a percentage for room revenues in excess of the incentive threshold amount and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

Minimum future lease payments due during the noncancellable portion of the leases as of December 31, 1999 is as follows:

                 2000                       $        7,775
                 2001                                6,420
                 2002                                4,604
                 2003                                4,604
                 2004                                1,280
                 Thereafter                              0
                                            ---------------
                 Total                      $       24,683
                                            ===============

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio.

For the six months ended June 30, 2000 and 1999 we incurred lease expense of $5,415 and $3,034, respectively. As of June 30, 2000 and 1999 the amount due to the Partnership for lease payments was $3,382 and 1,888 respectively.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]



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


                  Pro Forma Condensed Statements of Operations
                 For the six months ended June 30, 2000 and 1999
                                 [In Thousands]
                                   [Unaudited]

                                                         2000         1999 (1)
                                                  ------------   --------------
Revenue from Hotel Operations:
   Room Revenue                                   $    12,747       $    9,214
   Food & Beverage                                      1,037            1,054
   Telephone and Other                                    728              733
                                                  ------------   --------------
     Total Revenue from Hotel Operations               14,512           11,001

Expenses:
   Hotel Operations Expenses                            5,541            4,268
   Restaurant Operating Expenses                          844              827
   Advertising and Marketing                            1,009              544
   Bad Debts                                               25                0
   General and Administrative                           2,152            1,400
   General and Administrative - Related Parties            21              595
   Lease Payments                                       5,415            3,465
                                                  ------------   --------------

   Total Expenses                                      15,007           11,099
                                                  ------------   --------------

   Net Loss                                       $     (495)       $     (98)
                                                  ============   ==============


 (1) The 1999 Pro Forma results vary from the historical results due to the assumption that Lease Payments expense was incurred for the entire six month period per the pro forma results instead of from January 26, 1999 per the historical results. Pro forma Related Party Management Fees have been reduced as these fees would not have been applicable for the entire pro forma period.

[4] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 2000 and the results of our operations for the three and six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Since the completion of the initial public offering we have issued an additional 173,539 units in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an addition 235,026 units in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of June 30, 2000 and 1999 was 4,440,996 and 4,032,431, respectively.

         We have acquired seven of the Initial Hotels and three other hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 1999, 2000 or 2001. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The Board of Trustees has approved a resolution to change the management fee to be utilized for repricing purposes to 3%. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units that, when multiplied by the offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

         As of August 1, 2000, we owned five Holiday Inn Express(R) hotels, six Hampton Inn(R) hotels, two Holiday Inn(R) hotels, four Comfort Inn(R) hotels, one Comfort Suites(R) hotel, one Best Western and one Clarion Suites(R) hotel, which contain an aggregate of 1,903 rooms.

Six Months Ended June 30, 2000 Compared to June 30, 1999, Results of Operations ($'s in thousands)

         Our revenues for the six months ended June 30, 2000 and 1999, substantially consisted of percentage lease revenues recognized pursuant to the Percentage Leases. Percentage lease revenues during the six month period ended June 30, 2000 were $5,564 an increase of $2,530, or 83.4%, as compared to percentage lease revenues of $3,034 for the same period during 1999. The improvement in lease revenues is primarily attributable to an additional month of operations in the current period as well as additional percentage lease revenues derived from the increase in the number of hotels owned from 10 properties to 20. Lease revenues were slightly offset by decreases in percentage lease revenues at certain properties.

         Net income decreased by $158 or 24.0% to $500, for the six months ended June 30, 2000 as compared to net income of $658 for the same period during 1999. The decrease in net income is attributable to one-time early payment charges of $107 related to a portfolio refinancing of $22,050 completed in March 2000 and additional interest expense incurred during the period. In addition, real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1999 primarily due to the increase in the number of hotel properties owned by us, as mentioned above.

         The Lessee's room revenues from the hotels increased by $3,533, or 38.3%, to $12,747 for the six months ended June 30, 2000, as compared to $9,214 for the same period in 1999. This increase in revenues is primarily attributable to the increase in the number of hotels from 15 properties to 18 properties. The increase in room revenues is also due to additional occupancy at the properties, a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR). The Lessee maintains the ability to borrow funds from related entities, partners and stockholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                                               Six Months Ended
                                                   June 30,
                                             2000            1999
                                      -------------     ---------------
          Occupancy rate                     60.4%               52.8%
          ADR                               $69.69              $65.97
          REVPAR                            $42.06              $34.84
          Room revenue                 $12,746,605          $9,214,236
          Room nights available            303,030             264,449
          Room nights occupied             182,907             139,668
          Rooms available                    1,697               1,463


Three Months Ended June 30, 2000 Compared to June 30, 1999, Results of Operations ($'s in thousands)

         Our revenues for the three months ended June 30, 2000 and 1999, substantially consisted of percentage lease revenues recognized pursuant to the Percentage Leases. Percentage lease revenues during the three month period ended June 30, 2000 were $3,212 an increase of $1,324, or 41.2%, as compared to percentage lease revenues of $1,888 for the same period during 1999. The improvement in lease revenues is primarily attributable to an additional month of operations in the current quarter as well as additional percentage lease revenues derived from the increase in the number of hotels owned from 10 properties to 20. Lease revenues were slightly offset by decreases in percentage lease revenues at certain properties.

          Net income decreased by $174 or 45.7% to $207, for the three months ended June 30, 2000 as compared to net income of $381 for the same period during 1999. The decrease in net income is primarily attributable to additional interest expense incurred during the period. Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1999 primarily due to the increase in the number of hotel properties owned by us, as mentioned above.

         The Lessee's room revenues from the hotels increased by $2,316, or 40.9%, to $7,980 for the three months ended June 30, 2000, as compared to $5,664 for the same period in 1999. This increase in revenues is primarily attributable to the increase in the number of hotels from 15 properties to 18 properties. The increase in room revenues is also due to additional occupancy at the properties, a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR). The Lessee maintains the ability to borrow funds from related entities, partners and stockholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                                            Three Months Ended
                                                 June 30,
                                          2000             1999
                                     ------------     ----------------
          Occupancy rate                  70.6%            61.3%
          ADR                            $73.16          $69.37
          REVPAR                         $51.65          $42.55
          Room revenue               $7,980,078      $5,664,161
          Room nights available         154,507         133,133
          Room nights occupied          109,081          81,655
          Rooms available                 1,697           1,463


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

         We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $2,848 in the six months ended June 30, 2000, which is an increase of $691, or 32.0% over FFO in the comparable period in 1999, which was $2,157. The increase in FFO can be attributed to the increase in hotel properties owned.

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

         We intend to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. Our policy is to limit consolidated indebtedness to less than 67% of the total purchase prices paid by us for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that we may incur and our board of trustees may modify the debt policy at any time without shareholder approval.

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of June 30, 2000, our lease payments receivable and due from related parties balances exceed our current obligations and related party payables by $1,233.

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

Subsequent Events

         The quarterly dividend pertaining to the second quarter of 2000 was paid on 7/27/00 at the rate of $.18 per share which represents an annualized rate of $0.72 per annum.


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

           None.

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

          (a)   Exhibits

                Exhibit 27 - Financial Data Schedule

          (b)   Reports on Form 8-K

                The following Current Reports on Form 8-K were filed by the Company during the first quarter:

                (i) A Current Report on Form 8-K was filed on June 5, 2000 as a result of an event specified in Item 2 of Form 8-K.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HERSHA HOSPITALITY TRUST



August 14, 2000                                /s/ Ashish R. Parikh
                                               -------------------------------
                                               Ashish R. Parikh
                                               Chief Financial Officer