Form 10-Q
period 2000-09-30
HERSHA HOSPITALITY TRUST
filed 2000-11-13
CIK 1063344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q


(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2000, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

                            Hersha Hospitality Trust

                                     Index

Item No.                                                                               Form 10-Q
--------                                                                                Report
                                                                                         Page
                                                                                       ---------
PART I.   Financial Information

 Item 1.  Financial Statements
          Hersha Hospitality Trust
          Independent Accountant's Report...........................................        1
          Consolidated Balance Sheets as of September 30, 2000 [Unaudited]
          and December 31, 1999.....................................................        2
          Consolidated Statement of Operations for the three months and nine months
          ended September 30, 2000 and 1999 [Unaudited].............................        3
          Consolidated Statement of Cash Flows for the nine months ended
          September 30, 2000 and 1999 [Unaudited]...................................        4
          Notes to Consolidated Financial Statements................................        6

          Hersha Hospitality Management, L.P.
          Independent Accountant's Report..........................................        14
          Balance Sheets as of September 30, 2000 [Unaudited] and
          December 31, 1999........................................................        15
          Statement of Operations for the three months and nine months ended
          September 30, 2000 and 1999 [Unaudited]..................................        16
          Statement of Cash Flows for the nine months ended
          September 30, 2000 and 1999 [Unaudited]..................................        17
          Notes to Financial Statements............................................        18

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................        20
          Results of Operations, Three Months and Nine Months Ended
          September 30, 2000 and 1999..............................................        21
          Liquidity and Capital Resources..........................................        22
          Inflation................................................................        23
          Seasonality..............................................................        23
          Subsequent Events........................................................        23

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............        23

PART II.  Other Information

 Item 1.  Legal Proceedings........................................................        24
 Item 2.  Changes in Securities and Use of Proceeds................................        24
 Item 3.  Defaults Upon Senior Securities..........................................        24
 Item 4.  Submission of Matters to a Vote of Security Holders......................        24
 Item 5.  Other Information........................................................        24
 Item 6.  Exhibits and Reports on Form 8-K.........................................        24
          (a)  Exhibits............................................................        24
          (b)  Reports on Form 8-K.................................................        24

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Trustees of Hersha Hospitality Trust
 New Cumberland, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Hersha Hospitality Trust and subsidiaries as of September 30, 2000, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 2000 and the consolidated statement of cash flows for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

     We have not reviewed the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1999 or the consolidated statement of cash flows for the nine months ended September 30, 1999 and give no assurance on them.

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


                                         MOORE STEPHENS, P.C.
                                         Certified Public Accountants.

Cranford, New Jersey
November 2, 2000

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

-------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
-------------------------------------------------------------------------------

                                                                               September 30,                    December 31,
                                                                               -------------                    ------------
                                                                                    2000                          1999 (1)
                                                                                    ----                          --------
                                                                                (Unaudited)
                                                                                -----------
Assets:
  Investment in Hotel Properties, Net of Accumulated Depreciation         $              83,183           $            51,908
  Cash and Cash Equivalents                                                                  --                           124
  Escrow Deposits                                                                         1,386                            --
  Lease Payments Receivable - Related Party                                               3,515                         2,116
  Intangibles, Net of Accumulated Amortization                                            1,773                           855
  Due from Related Party                                                                    819                         1,028
  Other Assets                                                                               20                           351
                                                                          ---------------------           -------------------
Total Assets                                                              $              90,696           $            56,382
                                                                          =====================           ===================

Liabilities and Shareholders' Equity:
  Cash Overdraft                                                          $                  --           $                84
  Lines of Credit                                                                        10,862                         6,096
  Mortgages Payable                                                                      46,450                        18,658
  Dividends and Distributions Payable                                                     1,209                           410
  Lease Deposits                                                                          1,000                            --
  Due to Related Parties                                                                  1,627                           188
  Accounts Payable and Accrued Expenses                                                     316                           161
                                                                          ---------------------           -------------------
Total Liabilities                                                                        61,464                        25,597
                                                                          ---------------------           -------------------

Minority Interest                                                                        17,886                        18,980
                                                                          ---------------------           -------------------

Commitments and Contingencies                                                                --                            --
                                                                          ---------------------           -------------------

Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None
   Issued and Outstanding                                                                    --                            --

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000                               23                            23
   Shares Authorized, 2,275,000 Shares Issued and Outstanding at
   September 30, 2000 and December 31, 1999

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
   Authorized, 2,275,000 and -0- Shares Issued and Outstanding at
   September 30, 2000 and December 31, 1999, Respectively                                    --                            --

  Additional Paid-in Capital                                                             11,968                        11,968

  Distributions in Excess of Net Earnings                                                  (645)                         (186)
                                                                          ---------------------           -------------------

Total Liabilities and Shareholders' Equity                                $              90,696           $            56,382
                                                                          =====================           ===================

(1)  Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS] (1)
--------------------------------------------------------------------------------

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                               2000          1999           2000           1999
                                            ---------      --------       --------       --------
Revenue:
   Percentage Lease Revenue                  $    3,667     $   2,105      $   9,231      $   5,138
   Other Revenue                                     20             9             24             71
                                             ----------     ---------      ---------      ---------
   Total Revenue                                  3,687         2,114          9,255          5,209

Expenses:
   Interest expense                               1,324           363          3,275            916
   Land lease                                         4             5             11             14
   Real Estate and Personal Property
   Taxes and Property Insurance                     187           117            541            321
   General and Administrative                       147            90            447            263
   Early Payment Penalty                              -             -            107              -
   Depreciation and Amortization                  1,032           574          2,790          1,411
                                             ----------     ---------      ---------      ---------
   Total Expenses                                 2,694         1,149          7,171          2,925

   Income Before Minority Interest                  993           965          2,084          2,284

   Income Allocated to Minority Interest            724           590          1,314          1,252
                                             ----------     ---------      ---------      ---------

   Net Income                                $      269     $     375      $     770      $   1,032
                                             ==========     =========      =========      =========

   Basic Earnings Per Common Share           $     0.12     $    0.16      $    0.34      $    0.45
                                             ==========     =========      =========      =========

   Diluted Earnings Per Common Share         $     0.12     $    0.16      $    0.31      $    0.36
                                             ==========     =========      =========      =========

Weighted Average Shares:
   Basic                                      2,275,000      2,275,000      2,275,000      2,275,000

   Diluted                                    6,715,996 (2)  6,365,209 (2)  6,715,996 (2)  6,326,690 (2)

(1)  Operations commenced on January 26, 1999

(2)  Includes 4,440,996 and 4,205,764 units at September 30, 2000,  and 1999, respectively, that are redeemable on a one-for one basis for Class B common shares

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                           September 30,  September 30,
                                                               2000         1999 (1)
                                                           -------------  -------------
Operating Activities:
  Net Income                                                $    770       $ 1,032
                                                            --------       -------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation and Amortization                               2,790         1,411
   Income Allocated to Minority Interest                       1,314         1,252
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Escrow Deposits                                           (1,386)            -
    Lease Payments Receivable                                 (1,399)       (2,312)
    Other Assets                                                 331          (183)
    Due from Related Party                                       (19)            -
  Increase (Decrease):
    Due to Related Parties                                        31             -
    Accounts Payable and Accrued Expenses                        155           255
                                                            --------       -------
  Total Adjustments                                            1,817           423
                                                            --------       -------
Net Cash provided by Operating Activities                      2,587         1,455

Investing Activities:
  Purchase of Hotel Property Assets                          (11,152)       (7,319)
  Purchase of Intangible Assets                               (1,057)         (751)
  Loan to Related Party                                         (800)            -
                                                            --------       -------
Net Cash used in Investing Activities                        (13,009)       (8,070)

Financing Activities:
  Cash Overdraft                                                 (84)            -
  Proceeds from borrowings under line of credit               16,479         5,076
  Repayment of borrowings under line of credit               (11,713)            -
  Net Proceeds from Issuance of Stock                              -        11,991
  Borrowings from Mortgages Payable                           25,050             -
  Principal Repayment of Mortgages Payable                   (16,850)       (5,273)
  Dividends Paid                                              (1,229)       (1,444)
  Limited Partnership Unit Distributions Paid                 (2,763)            -
  Borrowings from Related Party                                1,408             -
  Repayment of Related Party Loans                                 -        (3,735)
                                                            --------       -------
Net Cash provided by Financing Activities                     10,298         6,615

Net Increase (Decrease) in Cash and Cash Equivalents            (124)            -
Cash and Cash Equivalents - Beginning of Period                  124             -
                                                            --------       -------

Cash and Cash Equivalents - End of Period                   $      -       $     -
                                                            ========       =======

(1)  Operations commenced on January 26, 1999

 The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

-------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
-------------------------------------------------------------------------------

                                                  September 30,    September 30,
                                                       2000             1999
                                                       ----             ----
 Supplemental Disclosure of Cash Flow Information:
 -------------------------------------------------
  Cash Paid During the Period:
  Interest                                            $3,013            $890


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

On January 1, 2000, we purchased three hotels from Hasu P. Shah and certain affiliates and other officers and trustees of our Company, [the "Hersha Affiliates"]. These hotels consist of the Hampton Inn, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels were $7.5 million, $2.2 million and $1.8 million, respectively. We have assumed mortgages payable of $5.0 million, $1.4 million and $1.2 million, respectively in connection with the acquisitions of these hotels. We have also assumed related party debt of $1.0 million related to the purchase of the Hampton Inn, Hershey. The Hersha Affiliates have received cash of approximately $1.5 million, $0.8 million and $0.6 million, respectively, for the remainder of the proceeds from the sale of these hotels.

On May 19, 2000, we completed the acquisition of four hotels from Noble Investment Group, Ltd. ("Noble"). We have simultaneously entered into lease agreements with Noble for the four properties. We lease the properties to entities owned by Noble pursuant to percentage leases that provide for rent based, in part, on the room revenues from the hotels. The leases for the Comfort Suites, Duluth, GA. and the Holiday Inn Express, Duluth, GA. are effective as of May 19, 2000. The leases for the Hampton Inn hotels located in Newnan and Peachtree City are effective as of April 20, 2000.

On September 28, 2000 we declared a $0.18 per Class A Common Share dividend of $410 and a distribution of $0.18 per unit totaling $799 to the holders of limited partnership units that was paid on October 23, 2000.

We have also issued an additional 235,026 units of limited partnership interest in connection with final settlement of the purchase prices for the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of September 30, 2000 was 4,440,996.

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Class B Common Shares and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. The Hersha Affiliates received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC. We began operations on January 26, 1999; therefore, the financial results for the nine months ended September 30, 1999 include activity from January 26, 1999 to September 30, 1999.

We lease 16 of our hotel facilities to Hersha Hospitality Management, LP, ["HHMLP"], a limited partnership owned by certain members of the Hersha Affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements [the "Percentage Leases"] that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ["Noble"], an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market.

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

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 235,026 units of limited partnership interest in connection with final settlement of the purchase price the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units of limited partnership interest outstanding as of September 30, 2000 and 1999 was 4,440,996 and 4,205,970 respectively.

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

[3] Commitments and Contingencies and Related Party Transactions

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $.72 per share on a cumulative basis and share equally in additional dividends after the Class B Common Shares have received $.72 per share in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The Priority period of the Class A Shares ends on the earlier of (i) five years after the initial public offering of the Priority Class A Common Shares, or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Class A Common Shares, provided that the closing bid price of the Priority Class A Common Shares is at least $7 on each trading day during such 15-day period.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------


[3] Commitments and Contingencies and Related Party Transactions [Continued]

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners over time periods ranging from one to two years from January 26, 1999. At September 30, 2000 and September 30, 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,440,996 and 4,205,970, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have entered into percentage leases relating to 16 hotels with HHMLP. Each percentage lease has an initial non-cancelable term of five years. All, but not less than all, of the Percentage Leases for these 16 hotels may be extended for an additional five-year term at HHMLP's option. At the end of the first extended term, HHMLP, at its option, may extend some or all of the Percentage Leases for these hotels for an additional five-year term. Pursuant to the terms of the Percentage Leases, HHMLP is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from HHMLP through December 2004. Minimum future rental income under these noncancellable operating leases at September 30, 2000, is as follows:

     December 31, 2000              $   1,944
     December 31, 2001                  6,420
     December 31, 2002                  4,604
     December 31, 2003                  4,604
     December 31, 2004                  1,280
     Thereafter                             0
                                    ---------

     Total                          $  18,852
                                    =========

We have entered into percentage leases relating to 4 hotels with Noble. Each percentage lease has an initial non-cancelable term of three years. All, but not less than all, of the Percentage Leases for these 4 hotels may be extended for an additional three-year term at Noble's option. At the end of the first extended term, we or Noble may extend all, but not less than all, of the Percentage Leases for these hotels for an additional three-year term. Pursuant to the terms of the Percentage Leases, Noble is required to pay initial fixed rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[3] Commitments and Contingencies and Related Party Transactions [Continued]

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these noncancellable operating leases at September 30, 2000, is as follows:

    December 31, 2000         $    700
    December 31, 2001            2,801
    December 31, 2002            2,801
    December 31, 2003              943
                              --------

    Total                     $  7,245
                              ========

For the period January 1, 2000 through September 30, 2000, we earned initial fixed rents of $5,527 and earned percentage rents of $3,704. For the period January 26, 1999 through September 30, 1999, we earned initial fixed rents of $2,889 and earned percentage rents of $2,249.

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

We have acquired seven of the Initial Hotels and three other hotels, since the commencement of operations, for prices that were or will be adjusted at December 31, 1999, 2000 or 2001. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the initial public offering price for the Priority Class A Common Shares, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units that, when multiplied by the offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of units will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

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

The repricing was performed based upon the initial pricing methodology to such hotels' cash flows shown on the respective hotel's audited financial statement. The Board of Trustees has approved a resolution to change the imputed management fee to be utilized for repricing purposes to 3%. The repricing was performed utilizing a management fee of 3% instead of the 4% management fee per the original contribution agreements. The Hersha Affiliates were entitled to receive an additional number of Units that, when multiplied by the Offering Price, equals the increase in value plus the value of any distributions that would have been made with respect to such Units if such Units had been issued at the time of the acquisition of such hotels. In consideration for this change, the Hersha Affiliates have agreed to forgive the dividends owed to them on the additional number of Units issued upon repricing.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[3] Commitments and Contingencies and Related Party Transactions [Continued]

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. As of September 30, 2000 and 1999, $174 and $111 has been charged to operations.

We have approved the lending of up to $3,000 to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of September 30, 2000 and September 30, 1999, the Hersha Affiliates owed us $800 and $0, respectively. Interest income from these advances was $19 and $0 for the nine months ending September 30, 2000 and 1999, respectively.

We have borrowed approximately $4,200 from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, during the nine months ended September 30, 2000. Of these borrowings, $1,408 was outstanding at September 30, 2000. We incurred interest expense of approximately $145 related to these borrowings from SEL. We borrow from SEL at a fixed rate of 10% per annum.

[4] Debt

Debt is comprised of the following at September 30, 2000 and 1999:



                                  2000         1999
                                  ----         ----
Mortgages Payable              $46,450       18,845
Revolving Credit Facility       10,862        5,076
                               -------      -------
Total Long Term Debt           $57,312      $23,921

Substantially all of our long-term debt is collateralized by property and equipment and in certain situations is personally guaranteed by the Hersha Affiliates. During March 2000, we completed a portfolio refinancing of $22,050 with Lehman Brothers Bank. We have repaid $15,450 of mortgages payable and $2,000 of related party debt with proceeds from the refinancing. The remainder of the funds was utilized for acquisition of hotel properties and general corporate purposes. These funds are collateralized by seven of our hotel properties.

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
--------------------------------------------------------------------------------

[5] Earnings Per Share

                                                                Three Months Ended                   Nine Months Ended
                                                         ------------------------------       ------------------------------
                                                             Sept. 30,       Sept. 30,           Sept. 30,        Sept. 30,
                                                               2000            1999                2000             1999
                                                          -------------    ------------       -------------      -----------
Net Income for Basic Earnings Per Share                      $      269      $      375          $      770       $    1,032

Add:  Income Attributable to Minority Interest                      724             590               1,314            1,252
                                                          -------------    ------------       -------------    -------------

Net Income for Diluted Earnings Per Share                    $      993      $      965          $    2,084       $    2,284
-----------------------------------------                 =============    ============       =============    =============

Weighted Average Shares for Basic Earnings Per Share          2,275,000       2,275,000           2,275,000        2,275,000

Dilutive Effect of Limited Partnership Units                  4,440,996       4,090,209           4,440,996        4,090,209
                                                          -------------    ------------       -------------    -------------
Weighted Average Shares for Diluted Earnings Per Share        6,715,996       6,365,209           6,715,996        6,326,690
------------------------------------------------------    =============    ============       =============    =============

Options to purchase 534,000 and 533,975 shares of Class B common shares for the nine months ended September 30, 2000 and September 30, 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three month periods ended September 30, 2000 and 1999 the effect on earnings per share of the Limited Partnership Units is antidilutive.

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

                  Pro Forma Condensed Statement of Operations
                  -------------------------------------------
        For the three and nine months ended September 30, 2000 and 1999
       ----------------------------------------------------------------
              [In Thousands, Except Share and Per Share Amounts]
              --------------------------------------------------
                                  [Unaudited]
                                  -----------

                                                      Three Months Ended                       Nine Months Ended
                                            ----------------------------------     ------------------------------------
                                                    Sept. 30,        Sept. 30,           Sept. 30,          Sept. 30,
Revenue:                                              2000             1999                2000               1999
                                                      ----             ----                ----               ----
Percentage Lease Revenue                         $    3,667         $    3,471          $   10,200           $    9,455
Other Revenue                                            20                 20                  44                   44
                                            ---------------    ---------------     ---------------     ----------------
Total Revenue                                         3,687              3,491              10,244                9,499
                                            ---------------    ---------------     ---------------     ----------------

Expenses:
Interest                                              1,324              1,250               3,641                3,329
Property Tax                                            187                173                 541                  486
Land Lease                                                4                  5                  11                   14
General and Administrative                              147                140                 567                  540
Depreciation and Amortization                         1,032                990               3,034                2,867
                                            ---------------    ---------------     ---------------     ----------------
Total Expenses                                        2,694              2,558               7,794                7,236
                                            ---------------    ---------------     ---------------     ----------------

Income Before Minority Interest                         993                933               2,450                2,263

Income Allocated to Minority Interest                   724                680               1,763                1,628
                                            ---------------    ---------------     ---------------     ----------------

Net Income                                       $      269         $      253          $      687           $      635
                                            ===============    ===============     ===============     ================

Basic Earnings Per Common Share                        0.12               0.11                0.30                 0.28
                                            ===============    ===============     ===============     ================

Diluted Earnings Per Common Share                      0.12               0.11                0.30                 0.28
                                            ===============    ===============     ===============     ================

Weighted Average for Basic EPS                    2,275,000          2,275,000           2,275,000            2,275,000
Weighted Average Shares for Diluted EPS           6,715,996          6,480,764           6,715,996            6,480,764

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[7] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 2000, and the results of our operations for the three month and nine months ended September 30, 2000 and 1999. The results of operations for the three month and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

[8] Subsequent Events

We entered into a definitive contractual agreement to purchase  a 143 room Sleep
Inn located near the Pittsburgh International Airport.   The purchase price for
this hotel is $5,500 and the purchase will be made effective as of October 1, 2000. This property is expected to add lease revenues of approximately $840 per annum.

The quarterly dividend and unit distributions pertaining to the third quarter of 2000 were paid on October 23, 2000 at the rate of $.18 per share which represents an annualized rate of $0.72 per annum.

                                . . . . . . . .

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Partners of
 Hersha Hospitality Management L.P.
 New Cumberland, Pennsylvania


     We have reviewed the accompanying balance sheet of Hersha Hospitality Management L.P. as of September 30, 2000, and the related statement of operations for the three month and nine month periods ended September 30, 2000, and the statement of cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

     We have not reviewed the accompanying statements of operations for the three and nine month periods ended September 30, 1999 or the statement of cash flows for the nine months ended September 30, 1999 and give no assurance on them.

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


                                         MOORE STEPHENS, P.C.
                                         Certified Public Accountants.

Cranford, New Jersey
November 2, 2000

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
--------------------------------------------------------------------------------


                                                                        September 30,             December 31,
                                                                        -------------             ------------
                                                                            2000                     1999
                                                                            ----                     ----
                                                                         [Unaudited]
Current Assets:
 Cash and Cash Equivalents                                                     $  448                   $  778

 Accounts Receivable, less allowance for doubtful accounts
 of $95 and $135 at September 30, 2000 and December 31,
 1999, respectively                                                             1,365                      817
 Prepaid Expenses                                                                   -                       60
 Due from Related Party - HHLP                                                    186                      188
 Due from Related Parties                                                       4,053                      796
 Other Assets                                                                     301                      184
                                                                        -------------            -------------
 Total Current Assets                                                           6,353                    2,823

Franchise Licenses [Net of accumulated amortization of
$125 and $97 at September 30, 2000 and December 31,
1999, respectively]                                                               314                      287

Property and Equipment                                                            940                      894
                                                                        -------------            -------------

Total Assets                                                                   $7,607                   $4,004
                                                                        =============            =============


Liabilities and Partners' Capital:
Current Liabilities:
 Cash Overdraft                                                                $  977                   $  694
 Accounts Payable                                                                 694                      660
 Accounts Payable - Related Party                                                 720                       30
 Accrued Expenses                                                                 795                      432
 Lease Payments Payable - Related Party - HHLP                                  3,515                    2,116
                                                                        -------------            -------------
 Total Current Liabilities                                                      6,701                    3,932

Commitments                                                                         -                        -

Partners' Capital                                                                 906                       72
                                                                        -------------            -------------
Total Liabilities and Partners' Capital                                        $7,607                   $4,004
                                                                        =============            =============

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------


                                              Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                          2000                 1999             2000                   1999
                                          ----                 ----             ----                   ----
Revenues from Hotel Operations
  Room Revenue                         $  9,677            $  7,151            $  22,425             $  16,365
  Restaurant Revenue                        477                 462                1,513                 1,516
  Other revenue                             569                 713                1,280                 1,446
                                       --------            --------            ---------             ---------
Total Revenues from Hotel Operations   $ 10,723            $  8,326            $  25,218             $  19,327

Expenses:
  Hotel Operating Expenses                3,286               2,925                8,827                 7,193
  Restaurant Operating Expenses             435                 750                1,279                 1,577
  Advertising and Marketing                 543                 380                1,552                   924
  Bad Debts (Recoveries)                    (25)                 18                    -                    18
  Depreciation and Amortization              47                   4                  133                     7
  General and Administrative              1,489                 991                3,641                 2,371
  General and Admin.-Related Parties        821                 478                  842                 1,285
  Lease Expense - HHLP                    2,695               2,105                8,110                 5,138
                                       --------            --------            ---------             ---------
  Total Expenses                       $  9,291            $  7,651            $  24,384             $  18,513
                                       ========            ========            =========             =========
  Net Income                           $  1,432            $    675            $     834             $     814
                                       ========            ========            =========             =========

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999 [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------



                                                                    September 30,              September 30,
                                                                        2000                       1999
                                                                    -------------              -------------
Operating Activities:
  Net Income (Loss)                                                 $         834                        814
                                                                    -------------              -------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                                             133                          7
    Allowance for Doubtful Accounts                                           (40)                         7
  Change in Assets and Liabilities
  (Increase) Decrease in:
    Accounts Receivable                                                      (508)                    (1,473)
    Prepaid Expenses                                                           60                        (96)
    Other Assets                                                             (117)                       (28)
    Due from Related Parties                                               (3,255)                         -
  Increase (Decrease):
    Accounts Payable                                                           34                        680
    Accounts Payable - Related Party                                          690                          -
    Lease Payments Payable                                                  1,399                      2,312
    Accrued Expenses                                                          362                        505
    Other Liabilities                                                           -                        655
                                                                    -------------              -------------
  Total Adjustments                                                        (1,242)                     2,569
                                                                    -------------              -------------
Net Cash Provided by (Used in) Operating Activities                          (408)                     3,383

Investing activities
  Property and Equipment                                                     (149)                      (639)
  Franchise Licenses                                                          (56)                         -
                                                                    -------------              -------------
Net Cash Used in Investing Activities                                        (205)                      (639)

Financing Activities
  Cash Overdraft                                                              283                          -
  Advances to Affiliates                                                        -                     (2,920)
  Repayment of advance from Partners                                            -                        400
                                                                    -------------              -------------
Net Cash Used in Financing Activities                                         283                     (2,520)

Net Increase (Decrease) in Cash and Cash Equivalents                         (330)                       224

Cash and Cash Equivalents - Beginning of Period                               778                          -
                                                                    -------------              -------------
Cash and Cash Equivalents - End of Period                             $       448                  $     224
                                                                    =============              =============

(1)  Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------

[1] Organization

Hersha Hospitality Management, L.P., [the "Lessee"], was organized under the laws of the State of Pennsylvania in May 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates and other third party owners that are not owned by the Partnership. We commenced operations on January 1, 1999 and as of September 30, 2000 leased 16 hotel properties from the Partnership.

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

Minimum future lease payments due during the noncancellable portion of the leases as of September 30, 2000 are as follows:

     2000              $      1,944
     2001                     6,420
     2002                     4,604
     2003                     4,604
     2004                     1,280
     Thereafter                   -
                       ------------

     Total             $     18,852
                       ============

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to HHLP's portfolio.

For the nine months ended September 30, 2000 and 1999 we incurred lease expense of $8,110 and $5,138, respectively. As of September 30, 2000 and 1999 the amount due to the Partnership for lease payments was $3,515 and 2,116 respectively.

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


                 Pro Forma Condensed Statements of Operations
                  ---------------------------------------------
             For the nine months ended September 30, 2000 and 1999
             -----------------------------------------------------
                                 [In Thousands]
                                  ------------
                                  [Unaudited]
                                   ---------

                                                                                2000                      1999 (1)
                                                            ------------------------     ------------------------

Revenue from Hotel Operations:
 Room Revenue                                                  $              22,425            $          16,365
 Food & Beverage                                                               1,513                        1,516
 Telephone and Other                                                           1,476                        1,446
                                                            ------------------------     ------------------------
  Total Revenue from Hotel Operations                                         25,644                       19,327

Expenses:
 Hotel Operations Expenses                                                     8,827                        7,194
 Restaurant Operating Expenses                                                 1,279                        1,577
 Advertising and Marketing                                                     1,552                          924
 Depreciation and Amortization                                                   133                            7
 General and Administrative                                                    3,641                        2,392
 General and Administrative - Related Parties                                    842                          449
 Lease Payments                                                                8,110                        6,216
                                                            ------------------------     ------------------------

 Total Expenses                                                               24,384                       18,759
                                                            ------------------------     ------------------------

 Net Income                                                    $               1,260            $             568
                                                            ========================     ========================


(1) The 1999 Pro Forma results vary from the historical results due to the assumption that Lease Payments expense was incurred for the entire nine month period per the pro forma results instead of from January 26, 1999 per the historical results. Pro forma Related Party Management Fees have been reduced as these fees would not have been applicable for the entire pro forma period.

[4] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 2000 and the results of our operations for the three and nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 33.6% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for (1) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares and (2) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels.

     Since the completion of the initial public offering we have issued an additional 173,539 units in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 235,026 units in connection with the final settlement of the purchase prices for the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of September 30, 2000 and 1999 was 4,440,996 and 4,205,970, respectively.

     We acquired four of the Initial Hotels and six other hotels for prices that will be adjusted at December 31, 2000 or 2001. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The Board of Trustees has approved a resolution to change the imputed management fee to be utilized for repricing purposes to 3%. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the $6.00 offering price, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units that, when multiplied by the $6.00 offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

     As of September 30, 2000, we owned twenty hotels comprising of four Holiday Inn Express(R) hotels, two Holiday Inn(R) hotels, five Hampton Inn(R) hotels, one Hampton Inn and Suites(R) hotel, five Comfort Inn(R) hotels, one Comfort Suites(R) hotel, one Best Western(R) and one Clarion Suites(R) hotel, which contain an aggregate of 1,797 rooms.

Nine Months Ended September 30, 2000 Compared to September 30, 1999, Results of Operations ($'s in thousands)

     Our revenues for the nine months ended September 30, 2000 and 1999, substantially consisted of percentage lease revenues recognized pursuant to the Percentage Leases. Percentage lease revenues during the nine month period ended September 30, 2000 were $9,231 an increase of $4,093, or 79.7%, as compared to percentage lease revenues of $5,138 for the same period during 1999. The improvement in lease revenues is primarily attributable to an additional month of operations in the current period as well as additional percentage lease revenues derived from the increase in the number of hotels owned from 10 properties to 20.

     Net income decreased by $326 or 31.6% to $706, for the nine months ended September 30, 2000 as compared to net income of $1,032 for the same period during 1999. The decrease in net income is attributable to one-time early payment charges of $107 related to a portfolio refinancing of $22,050 completed in March 2000 and additional interest expense incurred during the period as a result of higher debt levels. In addition, real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1999 primarily due to the increase in the number of hotel properties owned by us, as mentioned above.

     The Lessee's room revenues increased by $6,285 or 38.4%, to $22,425 for the nine months ended September 30, 2000, as compared to $16,323 for the same period in 1999. This increase in revenues is primarily attributable to the increase in the number of hotels leased and managed from 17 properties to 23 properties. These new hotels came on line during various times during the year. The increase in room revenues is also due to additional occupancy at the properties, a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR). The Lessee maintains the ability to borrow funds from related entities, partners and stockholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the lessee for the periods indicated.

                               Nine Months Ended
                                 September 30,

                                     2000                    1999
                            --------------------       -----------------

     Occupancy rate                         64.9%                   58.6%
     ADR                                  $75.10                  $68.87
     REVPAR                               $48.76                  $40.38
     Room revenue                    $22,425,426             $16,323,212
     Room nights available               459,890                 404,269
     Room nights occupied                298,592                 237,016
     Rooms available                       1,679                   1,480


Three Months Ended September 30, 2000 Compared to September 30, 1999, Results of Operations ($'s in thousands)

     Our revenues for the three months ended September 30, 2000 and 1999, substantially consisted of percentage lease revenues recognized pursuant to the Percentage Leases. Percentage lease revenues during the three month period ended September 30, 2000 were $3,667 an increase of $1,562, or 74.2%, as compared to percentage lease revenues of $2,105 for the same period during 1999. The improvement in lease revenues is primarily attributable to an increase in the number of hotels owned from 10 properties to 20.

     Net income decreased by $106 or 28.3% to $269, for the three months ended September 30, 2000 as compared to net income of $375 for the same period during 1999. The decrease in net income is primarily attributable to additional interest expense incurred during the period as a result of higher levels of debt. Real estate and personal property taxes and depreciation and amortization increased over the comparable period in 1999 primarily due to the increase in the number of hotel properties owned by us, as mentioned above.

     The Lessee's room revenues increased by $2,751, or 38.5%, to $9,902 for the three months ended September 30, 2000, as compared to $7,151 for the same period in 1999. This increase in revenues is primarily attributable to the increase in the number of hotels leased to the lessee from 17 properties to 20 properties. The increase in room revenues is also due to additional occupancy at the properties, a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR). The Lessee maintains the ability to borrow funds from related entities, partners and stockholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the lessee for the periods indicated.

                               Three Months Ended
                                 September 30,

                                    2000                   1999
                            -----------------       ----------------
     Occupancy rate                      71.1%                  69.8%
     ADR                               $83.67             $    73.86
     REVPAR                            $59.52             $    51.58
     Room revenue                  $9,902,445             $7,151,000
     Room nights available            166,376                138,640
     Room nights occupied             118,357                 96,809
     Rooms available                    1,808                  1,633


Liquidity and Capital Resources

     Our principal source of cash to meet cash requirements, including distributions to shareholders, is our share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Leases.
The Lessee's obligations under the Leases are unsecured. The Lessee's ability to make rent payments, and the our liquidity, including our ability to make distributions to common shareholders, is dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels.

     We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $4,874 in the nine months ended September 30, 2000, which is an increase of $1,179, or 31.9% over FFO in the comparable period in 1999, which was $3,695. The increase in FFO can be attributed to the increase in hotel properties owned.

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

     We intend to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. Our current policy is to limit consolidated indebtedness to less than 67% of the total purchase prices paid by us for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that we may incur and our board of trustees may modify the debt policy at any time without shareholder approval.

     The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of September 30, 2000, our lease payments receivable and due from related parties balances exceed our current obligations and related party payables by $2,391.

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

Subsequent Events

     We entered into a definitive contractual agreement to purchase  a 143 room
Sleep Inn located near the Pittsburgh International Airport.   The purchase
price for this hotel is $5,500 and the purchase be will made effective as of October 1, 2000. This property is expected to add lease revenues of approximately $840 per annum.

     The quarterly dividend pertaining to the third quarter of 2000 was paid on October 23, 2000 at the rate of $.18 per share which represents an annualized rate of $0.72 per annum.


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


                                        HERSHA HOSPITALITY TRUST



November 13, 2000                       /s/ Ashish R. Parikh
                                        --------------------
                                        Ashish R. Parikh
                                        Chief Financial Officer