Form 10-K405
period 2000-12-31
HERSHA HOSPITALITY TRUST
filed 2001-04-02
CIK 1063344

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________
                                   FORM 10-K

                          FOR ANNUAL AND TRANSITIONAL
                    REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
 (Mark One)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

      Registrant's telephone number, including area code: (717) 770-2405

   Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                               Name of each exchange on which registered
                -------------------                               -----------------------------------------
  Priority Class A Common Shares of Beneficial Interest,                  American Stock Exchange
              par value $.01 per share

   Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of March 27, 2001, was approximately $13.6 million.

     As of March 27, 2001, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

     Documents Incorporated By Reference: Portions of the 2000 Hersha Hospitality Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on June 1, 2001 are incorporated by reference into Part III hereof.

                           HERSHA HOSPITALITY TRUST

                                     INDEX

                                                                                                                 Form 10-K
                                                                                                                  Report
Item No.                                                                                                           Page
--------                                                                                                         ---------
                                                          PART I

1.   Business...................................................................................................     3
2.   Properties.................................................................................................     9
3.   Legal Proceedings..........................................................................................    19
4.   Submission of Matters to a Vote of Security Holders........................................................    20
5.   Market for Registrant's Common Equity and Related Stockholder Matters......................................    20
6.   Selected Financial and Operating Data......................................................................    21
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......................    25
7A.  Quantitative and Qualitative Disclosures About Market Risk.................................................    28
8.   Financial Statements and Supplementary Data................................................................    28
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................    82
10.  Trustees and Executive Officers of Our Company.............................................................    82
11.  Executive Compensation.....................................................................................    82
12.  Security Ownership of Certain Beneficial Owners and Management.............................................    82
13.  Certain Relationships and Related Transactions.............................................................    82
14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................    83

Item 1.   Business

                                   OVERVIEW

     Hersha Hospitality Trust [the "Company"] was formed in May 1998 to own initially ten hotels in Pennsylvania and to continue the hotel acquisition and development strategies of Hasu P. Shah, Chairman of the board of trustees and Chief Executive Officer of the Company. We are a self-advised Maryland real estate investment trust for federal income tax purposes. As of March 27, 2001, we owned four Holiday Inn Express(R) hotels, one Hampton Inn & Suites(R) hotel, five Hampton Inn(R) hotels, two Holiday Inn(R) hotels, one Comfort Suites(R) hotel, five Comfort Inn(R) hotels, one Best Western(R) hotel, one Sleep Inn(R) hotel and one Clarion Suites(R) hotel, which contain an aggregate of 1,940 rooms.

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

     We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"], of which we are the sole general partner. We currently own a 33.9% partnership interest in the Partnership. Interests in the hotel properties are owned by subsidiary partnerships of HHLP. HHLP owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in these subsidiary partnerships.

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

     We have acquired four of the Initial Hotels and seven other hotels, acquired subsequent to the commencement of operations, for prices that will be adjusted at either December 31, 2000, 2001 or 2002. The purchase price adjustments are performed by applying a pricing methodology consistent with the pricing of the hotels at the commencement of operations. Utilizing this pricing methodology, the hotels' cash flows are adjusted for the year ended on the adjustment dates in order to calculate a value for the respective hotel based upon a 12% return criteria. All such adjustments must be approved by a majority of our independent trustees.

     If the repricing produces a higher aggregate price for the hotels, sellers (who are affiliated with the officers of our Company) will receive an additional number of units of limited partnership interest that equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the sellers will forfeit to the Partnership that number of units of limited partnership interest that equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of adjustment.

     Utilizing this pricing methodology, as of January 1, 2000, we have issued 235,026 units in connection with final settlement of the purchase prices for the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Comfort Inn, Harrisburg.

     The Hersha Affiliates and the independent trustees have revised the return criteria upon which the repricings are to occur going forward. The revised pricing methodology has been established in order to ensure that we receive a minimum return of 11.5% and a maximum return of 12.5% based upon audited results for the property and the pre-established percentage lease formulas. Based upon unaudited results for the period ending December 31, 2000, the

Partnership anticipates issuing additional units for the Hampton Inn, Carlisle, the Comfort Inn, West Hanover, the Holiday Inn Express, New Columbia and the Holiday Inn Express, Hershey.

     In order for us to qualify as a REIT, we cannot operate hotels. Therefore, the majority of our hotels are leased to Hersha Hospitality Management, L.P. [the "HHMLP"]. HHMLP is owned by Mr. Hasu P. Shah, Mr. Bharat C. Mehta, Mr. Kanti D. Patel, Mr. Rajendra O. Gandhi, Mr. Kiran P. Patel and certain other affiliates [the "Hersha Affiliates"] some of whom have ownership interests in the Partnership. The hotels are leased to HHMLP pursuant to percentage leases based in part on the revenues at such hotels. We structured each percentage lease to provide us with anticipated rents at least equal to 12% of the purchase price paid for the hotel, net of (1) property and casualty insurance premiums,
(2) real estate and personal property taxes, and (3) a reserve for furniture, fixtures and equipment equal to 4% (6% for full service properties) of gross revenues per quarter at the hotel. This pro forma return is based on certain assumptions and historical revenues for the hotels (including projected revenues for the newly-developed and newly-renovated hotels) and no assurance can be given that future revenues for the hotels will be consistent with prior performance or the estimates. Until the purchase price adjustment dates, the rent on the newly-developed and newly-renovated hotels will be fixed. See Item
2. Properties. After the adjustment dates, rent will be computed based on a percentage of revenues of those hotels. The percentage leases will have initial terms of five years and may be extended for two additional five-year terms at the option of HHMLP.

     On August 11, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60-room Comfort Inn hotel located near the John F. Kennedy International Airport in Jamaica, New York. The Comfort Inn was newly constructed and commenced operations on August 12, 1999.

     On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and, through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. The hotel has since been rebranded as a Holiday Inn Express & Suites. We also purchased the 72-room Hampton Inn hotel located in Danville, Pennsylvania from 3544 Associates.

     The purchase prices for the Comfort Inn, Hampton Inn and Clarion Inn & Suites were $5.5 million, $3.6 million and $2.7 million, respectively. The purchase price valuations for the properties acquired were based upon the rent to be paid by the Lessee under percentage leases. The purchase prices of these hotels will be adjusted on December 31, 2001 by applying the initial pricing methodology to such hotels' cash flows in a manner similar to that of the other hotels purchased by HHLP from the Hersha Affiliates. The adjustments must be approved by a majority of the Company's independent trustees.

     On January 1, 2000, we purchased three hotels from the Hersha Affiliates. These hotels consist of the Hampton Inn, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels was $7.5 million, $2.2 million and $1.8 million, respectively. We have assumed mortgages payable of $5.0 million, $1.4 million and $1.2 million, respectively, in connection with the acquisitions of these hotels. We have also assumed related party debt of $1.0 million related to the purchase of the Hampton Inn, Hershey. The Hersha Affiliates have received cash of approximately $1.5 million, $0.8 million and $0.6 million, respectively, for the remainder of the proceeds from the sale of these hotels.

     On October 1, 2000, we purchased the Sleep Inn in Corapolis, PA from the Hersha Affiliates. The purchase price paid for this hotel was $5.5 million. We have assumed a mortgage payable of $3.8 million. The Hersha Affiliates have received cash of approximately $1.7 million for the remainder of the proceeds from the sale of this hotel.

     On May 19, 2000, we completed the acquisition of four hotels from Noble Investment Group, Ltd. ["Noble"]for an aggregate purchase price of $20.0 million. We have assumed mortgages payable of $12.0 million and hold a lease escrow deposit of $1.0 million. We have paid approximately $7.0 million in cash for the remainder of the purchase price. We have simultaneously entered into lease agreements with Noble for the four properties. We lease the properties to entities owned by Noble pursuant to percentage leases that provide for rent based on the room revenues from the hotels. The leases for the Comfort Suites, Duluth, GA. and the Holiday Inn Express, Duluth, GA.

are effective as of May 19, 2000. The leases for the Hampton Inn hotels located in Newnan and Peachtree City are effective as of April 20, 2000. These hotels are leased to Noble for the greater of a 12% return or percentage lease revenues based on the revenues of such hotels. These leases have an initial term of three years and may be extended for an additional three-year term at Noble's option.

                                GROWTH STRATEGY

     We seek to enhance shareholder value by increasing amounts available for distribution to our shareholders by (1)1 acquiring additional hotels that meet our investment criteria and (2)2 participating in any increased revenue from our hotels through percentage leases.

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

     Investment Criteria

     We focus predominantly on potential acquisitions in the eastern United States. Such investments may include hotels newly developed by certain of our affiliates. Our acquisition policy is to acquire hotels for which we expect to receive rents at least equal to 12% of the purchase price paid for each hotel, net of (1)1 property and casualty insurance premiums, (2)2 real estate and personal property taxes, and (3)3 a reserve for furniture, fixtures and equipment equal to 4% (6% in the case of full-service hotels) of annual gross revenues at each hotel. Our board of trustees, however, may change our acquisition policy at any time without the approval of our shareholders. We intend to acquire hotels that meet one or more of the following criteria:

     . nationally-franchised hotels in locations with a relatively high demand for rooms, with a relatively low supply of competing hotels and with significant barriers to entry in major metropolitan and suburban areas;

     . poorly managed hotels, which could benefit from new management, new marketing strategy and association with a national franchisor;

     . hotels in a deteriorated physical condition that could benefit significantly from renovations; and

     . hotels in attractive locations that we believe could benefit significantly by changing franchises to a superior brand.

     We intend to lease hotels that we acquire to operators, including our current lessees, HHMLP and Noble, as well as other third party non-affiliated lessees. Future leases with our current lessees generally will be similar to the current percentage leases. We will negotiate the terms and provisions of each future lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

     Financing

     We may finance additional investments in hotels, in whole or in part, with undistributed cash, subsequent issuances of Priority Class A Common Shares or other securities, or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the aggregate purchase prices paid for the hotels in which we invest. Our board of trustees, however, may change the debt policy without the approval of our shareholders. The aggregate purchase prices for our twenty one hotels, owned as of December 31, 2000, was approximately $96.5 million, and our indebtedness at December 31, 2000 was $62.95 million, which represents approximately 65.2% of the aggregate purchase price for our hotels.

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

     Internal Growth Strategy

     Our percentage leases are designed to allow us to participate in growth in revenues at our hotels. Our percentage leases generally provide that the lessee will pay in each month or calendar quarter the greater of base rent or percentage rent. The percentage rent for each hotel is comprised of (1) a percentage of room revenues up to certain incentive thresholds, (2) a higher percentage of room revenues in excess of certain incentive thresholds and (3) a percentage of revenues other than room revenues. The thresholds are designed to provide incentive to the lessees to generate higher revenues at each hotel by lowering the percentage of revenue paid as percentage rent once room revenues reach certain levels. In the case of the newly-developed and newly-renovated hotels, HHMLP will pay fixed rent until the adjustment date, after which HHMLP will pay the greater of base rent or percentage rent.

     Property Management

     In order for the Company to qualify as a REIT, neither the Company, the Partnership nor the subsidiary partnerships can operate hotels. Therefore, each of the hotels is leased to a lessee under percentage leases. We currently lease properties to HHMLP and Noble. HHMLP also manages certain other properties owned by the Hersha Affiliates that are not owned by the Partnership. HHMLP commenced operations on January 1, 1999 and as of December 31, 2000 leases 17 hotel properties from the Partnership and also manages other properties for the Hersha Affiliates. Noble is an independent third party real estate development and management company based in Atlanta, GA.

     Operating Practices

     HHMLP and Noble utilize a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team. The lessees provide centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

     The Company has an agreement between it and HHMLP [the "Administrative Services Agreement"] to provide accounting and securities reporting services for the Company. The Administrative Services Agreement provides that HHMLP shall perform such services for an annual fee of $55,000 per year plus $10,000 per property for each hotel owned by the Company. HHMLP and Noble each employ approximately 700 people in operating the hotels. The lessees have advised the Company that its relationship with its employees is good.

     Business Risks

     The hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels, which can adversely affect occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect a lessee's ability to make lease payments and, therefore, the Company's ability to make expected distributions to shareholders. Further, decreases in room revenue at the hotels will result in decreased revenue to the Partnership and the subsidiary partnership, as applicable, under the percentage leases.

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

     Franchise Agreements

     We have paid certain expenses in connection with the transfer of the franchise licenses to HHMLP. HHMLP, which is owned by the Hersha Affiliates, holds all of the franchise licenses for all of the hotels currently owned by the Partnership. HHMLP is expected to hold all of the franchise licenses for any subsequently acquired hotel properties that it leases. We do not anticipate maintaining the franchise licenses for hotel properties managed by third party management companies. It is anticipated that franchise licenses for hotel properties managed by other lessees will be maintained by that lessee. During 2000 and 1999, HHMLP paid franchise fees in the aggregate amount of approximately $2,350,000 and $1,600,000, respectively.

     Tax Status

     The Company has elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code ("Code"), commencing with its taxable year ending December 31, 1999. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to Federal income tax on the portion of its income that is distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

     Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 2000 and 1999 distributions to the Company's shareholders, 100.0% are considered ordinary income.

Item 2.   Properties

     The following table sets forth certain information with respect to the hotels we owned as of December 31, 2000.

                                                              Twelve Months Ended December 31, 2000
                                            --------------------------------------------------------------------
                                                                                                 Average
                                     Year      Number of    Room           Other                  Daily
                                    Opened       Rooms     Revenue      Revenue(1)    Occupancy   Rate    REVPAR(2)
                                    ------       -----     -------      ----------    ---------   ----    ---------
Hotels
------
Best Western:
  Indiana, PA.....................   1998          107   $   835,891    $  352,006       47.4%   $ 45.01     $21.34

Clarion Suites:
  Philadelphia, PA................   1995           96   $ 2,393,517    $  316,719       72.4%   $ 94.08     $68.12

Comfort Suites:
  Duluth, GA .....................   1996           85   $ 1,561,630    $   54,460       73.4%   $ 68.38     $50.20

Comfort Inn:
  Harrisburg, PA (3)..............   1968          117   $ 1,486,453    $   52,265       55.4%   $ 62.61     $34.66
  Denver, PA .....................   1990           45   $   727,862    $   15,558       62.7%   $ 70.47     $44.19
  McHenry, MD ....................   1998           77   $   713,820    $   12,117       34.4%   $ 74.55     $25.66
  Harrisburg, PA .................   1998           81   $ 1,382,002    $   40,528       63.9%   $ 73.91     $47.20
  JFK, NY(4)......................   1999           60   $ 2,122,427    $   52,725       84.3%   $116.65     $98.29

Hampton Inn
 Peachtree City, GA...............   1994           61   $ 1,081,909    $   38,034       71.5%   $ 67.81     $48.46
 Newnan, GA ......................   1996           91   $ 1,548,757    $   66,905       71.4%   $ 65.17     $46.50
 Selinsgrove, PA (4) .............   1996           75   $ 1,683,466    $   55,527       82.3%   $ 75.54     $62.16
 Carlisle, PA.....................   1997           95   $ 1,852,652    $   27,871       71.4%   $ 72.96     $52.08
  Danville, PA....................   1998           72   $ 1,456,573    $   31,924       77.4%   $ 71.54     $55.34
  Hershey, PA.....................   1999          110   $ 2,094,432    $   55,150       46.7%   $111.45     $52.02

Holiday Inn:
   Milesburg, PA..................   1986          118   $ 1,626,812    $  253,766       53.7%   $ 70.17     $37.65
   Harrisburg, PA.................   1970          196   $ 3,081,139    $1,516,484       61.1%   $ 69.92     $42.75

Holiday Inn Express:
   Duluth, GA.....................   1996           68   $ 1,273,535    $   55,383       75.2%   $ 68.24     $51.31
   Harrisburg, PA ................   1997           77   $ 1,360,163    $   36,970       63.4%   $ 76.26     $48.32
   Hershey, PA....................   1997           85   $ 1,913,248    $   49,577       57.0%   $108.44     $61.84
   New Columbia, PA...............   1997           81   $ 1,175,841    $   29,110       60.0%   $ 66.81     $40.12

Sleep Inn:
  Pittsburgh, PA..................   1998          143   $ 1,763,185    $   44,826       70.0%   $ 48.15     $33.69

Total/weighted average............               1,940   $33,135,314    $3,158,265      65.35%   $ 77.36     $50.70
                                                         -----------    ----------

Total Revenue.....................                       $36,293,579

-------------------------
(1)  Represents restaurant revenue, telephone revenue and other revenue.
(2) REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3) A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years.
(4) The land underlying this hotel is leased to our operating Partnership by certain affiliates for rent of $15,000 per year for 99 years.

     Best Western, Indiana, Pennsylvania

     Description. The Best Western University Inn, Indiana, Pennsylvania is located at 1545 Wayne Avenue. This facility has 107 guest rooms and underwent a complete renovation in 1998. Amenities include business suites, banquet facilities, a full service restaurant and lounge, an outdoor pool and several large meeting rooms.

     Guest Profile and Local Competition. The guest profile consists mostly of leisure guests. The Indiana University of Pennsylvania ("IUP") is a major source of business including sports groups and guests visiting the university. We consider the hotel's primary competition to be the Holiday Inn, Comfort Inn and Super 8 located in Indiana, PA.

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

     Comfort Suites, Duluth, GA

     Description. The Comfort Suites, Gwinnett Place Mall is located just off Pleasant Hill Road and Interstate 85 at exit 40. Opened in June 1996, this 85 suite hotel features large spacious guest suites each equipped with a king size bed or two double beds. Amenities include a fitness center, Jacuzzi within a large sunroom, indoor pool and meeting facilities with a 60 person capacity.

     Guest Profile and Local Competition. Numerous local business parks in Duluth, Norcross and Lawrenceville play a vital role in the hotel's success. Companies such as Scientific Atlanta, Primerica Financial Services, NCR, Motorola, Hitatchi, and Lucent Technologies all have major offices in the area and use this hotel frequently for room nights and meeting space. The leisure market is fueled by the Gwinnett Place Mall and many local events. We consider the hotel's primary competitors to be the Holiday Inn Express, the Hampton Inn & Suites, the Courtyard Gwinnett Mall and the Fairfield Inn.

     Comfort Inn (Riverfront), Harrisburg, Pennsylvania

     Description. The Comfort Inn Riverfront, Harrisburg, Pennsylvania, is located at 525 South Front Street. The hotel was opened in 1968, was purchased in 1984 and was fully renovated in 1996. It is a 117-room, limited service hotel with non-smoking units available. The hotel has an adjacent restaurant and lounge. Amenities include a fitness center and adjacent banquet and meeting facilities with a 200-person capacity.

     Guest Profile and Local Competition. Approximately 25% of the hotel's business is related to business from the Commonwealth of Pennsylvania. The remainder of the hotel's business consists of tourists, overnight travelers and people visiting local residents. We consider this hotel's primary competition to be the Holiday Inn Crowne Plaza on Second Street in Harrisburg, Pennsylvania.

     Comfort Inn, Denver, Pennsylvania

     Description. The Comfort Inn, Denver, Pennsylvania is located at 2015 North Reading Road. This 45-room limited service hotel was constructed in 1990 and renovated in 1995. All rooms have one king bed or two queen beds and non-smoking units are available. Amenities include a fitness center and a complimentary continental breakfast.

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

     Comfort Inn, McHenry, Maryland

     Description. This Comfort Inn is located at 2704 Deep Creek Drive in McHenry, Maryland, minutes from the Deep Creek Lake and Wisp ski and golf resort. This 75-room hotel property underwent a complete renovation in 1998. Amenities include oversized guestrooms, continental breakfast area, meeting rooms and select Jacuzzi suites.

     Guest Profile and Local Competition. The majority of the hotel's business comes from leisure guests vacationing at the nearby Deep Creek Lake and Wisp ski resort. The hotel's competition mainly consists of lodging facilities at the Wisp ski resort and other independently owned motel properties.

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

     Hampton Inn, Peachtree City, GA

     Description. This Hampton Inn Hotel is located in the Atlanta community of Peachtree City. This 61-room, limited service hotel opened in 1994. A poured concrete structure, this two-story building features the traditional Hampton Inn architecture with metal rooflines and an ample porte-cochere. This hotel features an outdoor pool and has an oversize fitness facility. The hotel has a meeting room that can accommodate 25 persons.

     Guest Profile and Local Competition. Peachtree City is home to over ten Fortune 500 companies and boasts a two million square foot industrial park. Several major Japanese companies, including Panasonic, Hoshizaki, TDK and Shinsei, are headquartered in Peachtree City. The hotel's primary competitors are the Holiday Inn, Sleep Inn, and Days Inn all located in Peachtree City.

     Hampton Inn, Newnan, GA

     Description. The Hampton Inn, Newnan, is located in one of Atlanta's fastest growing counties. This 91-room hotel sits adjacent to Interstate I-85 and features traditional Hampton Inn architecture with three floors on poured concrete. This hotel features an outdoor pool, fitness centers, and full service meeting room.

     Guest Profile and Local Competition. The primary demand generators for the Hampton Inn, Newnan, include several major corporations located in the industrial park which include Yokogawa, Johnson-Yokogawa, Yamaha, Kawasaki, Ryder, Ritchie Brothers, and Southern States Vehicle Auctions. The industrial park is slated for expansion and Coweta County's population has grown by over 40% since 1991. Leisure demand is generated by weddings, festivals, local racetracks and a tourist base. The main competition for this hotel includes the Jameson Inn, Springhill Suites, Comfort Inn, Best Western and Holiday Inn Express.

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

     Hampton Inn & Suites, Hershey, Pennsylvania

     Description. The Hampton Inn & Suites is located at 749 East Chocolate Avenue in Hershey, PA. The hotel opened in September 1999 and has 110 rooms of which 35 are suites. The hotel is located near all of the major attractions in Hershey including the amusement park and the Hershey chocolate factory. Amenities include an indoor pool, exercise room, hot tub, meeting facilities, complimentary continental breakfast and 24-hour coffee.

     Guest Profile and Local Competition. The majority of the hotel guests consist of tourists and overnight travelers. The hotel's close proximity to all Hershey attractions makes this property especially attractive to leisure travelers. The hotel's primary competitors are the Hilton Garden Inn, Comfort Inn, Holiday Inn Express and Springhill Suites.

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

     Holiday Inn Express, Duluth, GA

     Description. The Holiday Inn Express, Gwinnett Place Mall is located just off Pleasant Hill Road and Interstate 85 at exit 40. Opened in June 1996, this 68-room hotel features spacious guestrooms equipped with a king size bed or two double beds. This hotel features an outdoor pool along with a well-equipped fitness center. Meeting space is also available and accommodates up to 50 people.

     Guest Profile and Local Competition. Numerous local business parks in Duluth, Norcross and Lawrenceville play a vital role in the hotels success. Companies such as Scientific Atlanta, Primerica Financial Services, NCR, Motorola, Hitatchi, and Lucent Technologies all have major offices in the area and use this hotel frequently for room nights and meeting space. The Gwinnett Civic and Cultural Center and the millions of Priority Club members worldwide are also very solid contributors of room nights throughout the year. We consider the hotel's primary competitors to be the Holiday Inn Express, the Hampton Inn & Suites, the Courtyard Gwinnett Mall and the Fairfield Inn.

     Holiday Inn Express & Suites, Harrisburg, Pennsylvania

     Description. The Holiday Inn Express & Suites, Harrisburg, Pennsylvania, is located at 5680 Allentown Boulevard and is easily accessible from Interstates 81 & 83. The hotel, which opened in August 1998 as a Clarion Inn and Suites, is a 77-room limited service hotel. Amenities include an outdoor pool, meeting facilities, complimentary continental breakfast, and 24-hour coffee. All rooms have one king bed or two queen beds. Jacuzzi suites are available and some rooms also have refrigerators and microwaves.

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

     Holiday Inn Express, New Columbia, Pennsylvania

     Description. The Holiday Inn Express, New Columbia, Pennsylvania is located at the intersection of Interstate 80 and Route 15. The hotel, which opened in December 1997, is an 81-room limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facility, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds, some Jacuzzi suites are available and some rooms have refrigerators, coffee makers and microwaves. The Holiday Inn Express in New Columbia, Pennsylvania was ranked number one in its region according to GSTS (Guest Satisfaction Tracking System), for February and March of 1998. This award recognizes the Holiday Inn Express in New Columbia as the leader in guest satisfaction and product service out of 32 other Holiday Inns and Holiday Inns Express in the Eastern region.

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

     Sleep Inn, Pittsburgh, Pennsylvania

     Description. The Sleep Inn is located six miles from the Pittsburgh International Airport and thirteen miles from downtown Pittsburgh. This hotel was constructed in 1998 and has 143 guest rooms. The hotel's amenities include an indoor pool, fitness center, an 800-square foot conference facility, and a complimentary breakfast.

     Guest Profile and Local Competition. The majority of the hotel's business consists business travelers, leisure travelers and airline employees utilizing the Pittsburgh International Airport. The hotel's primary competitors are the Holiday Inn and Comfort Inn located near the airport.

     The following table sets forth certain information with respect to each of our hotels:

                                                                 Year Ended December 31,
                                                 ----------------------------------------------------

                                                 2000        1999        1998        1997       1996       1995
                                                 ----        ----        ----        ----       ----       ----
Comfort Inn - Harrisburg, PA
   Occupancy                                     55.4%       56.9%       59.2%       56.4%      40.7%      43.2%
   ADR                                        $ 62.61     $ 62.07      $53.87      $56.33     $52.77     $48.05
   REVPAR                                     $ 34.66     $ 35.34      $31.87      $31.78     $21.50     $20.74

Holiday Inn Express - Hershey, PA (1)
   Occupancy                                     57.0%      59.22%       64.4%       38.8%
   ADR                                        $108.44     $101.91      $81.25      $75.62
   REVPAR                                      $61.84     $ 60.36      $52.33      $29.35

Holiday Inn Express - New Columbia, PA (2)
   Occupancy                                     60.0%       55.2%       49.3%        9.0%
   ADR                                        $ 66.81     $ 61.34      $58.96      $59.68
   REVPAR                                     $ 40.12     $ 33.83      $29.08      $ 5.39

Hampton Inn - Carlisle, PA (3)
   Occupancy                                     71.4%       68.8%       66.8%       53.5%
   ADR                                        $ 72.96     $ 70.10      $63.63      $65.33
   REVPAR                                     $ 52.08     $ 48.26      $42.48      $34.93

Hampton Inn - Selinsgrove, PA (4)
   Occupancy                                     82.3%       80.7%       78.6%       71.9%      50.1%
   ADR                                        $ 75.54     $ 69.80      $65.58      $65.29     $60.76
   REVPAR                                     $ 62.16     $ 56.31      $51.57      $46.96     $30.43

Hampton Inn, Danville, PA (5)
   Occupancy                                     77.4%       68.5%       46.6%
   ADR                                        $ 71.54     $ 63.62      $61.97
   REVPAR                                     $ 55.34     $ 43.60      $28.85

Holiday Inn Hotel and Conference Center
- Harrisburg, PA (6)
   Occupancy                                     61.1%       62.3%       63.5%       63.3%      58.9%      46.2%
   ADR                                        $ 69.92     $ 69.76      $68.34      $68.22     $61.36     $56.97
   REVPAR                                     $ 42.75     $ 43.48      $43.37      $43.17     $36.13     $26.31

Holiday Inn - Milesburg, PA
   Occupancy                                     53.7%       54.9%       53.6%       52.0%      48.4%      51.0%
   ADR                                        $ 70.17     $ 63.87      $62.69      $56.07     $52.31     $51.59
   REVPAR                                     $ 37.65     $ 35.07      $33.76      $29.13     $25.31     $26.29

Comfort Inn - Denver, PA
   Occupancy                                     62.7%       61.9%       63.2%       54.7%      53.5%      60.4%
   ADR                                        $ 70.47     $ 71.84      $74.99      $73.26     $61.04     $50.68
   REVPAR                                     $ 44.19     $ 44.47      $47.37      $40.08     $32.63     $30.60

Comfort Inn - Harrisburg, PA (7)
   Occupancy                                     63.9%       60.3%       54.4%
   ADR                                        $ 73.91     $ 68.38      $65.88
   REVPAR                                     $ 47.20     $ 41.23      $35.85

Comfort Inn JFK, Jamaica, NY (8)
   Occupancy                                     84.3%       77.3%
   ADR                                        $116.65     $120.65
   REVPAR                                     $ 98.29     $ 93.21

Clarion Suites, Philadelphia, PA (9)
   Occupancy                                     72.4%       64.1%       70.2%       73.7%      60.2%
   ADR                                        $ 94.08     $ 99.82      $99.11      $91.02     $86.10
   REVPAR                                     $ 68.12     $ 63.99      $69.56      $67.09     $51.83

Holiday Inn Express & Suites, Harrisburg, PA
   Occupancy                                     63.4%       54.4%       24.5%
   ADR                                        $ 76.26     $ 61.83      $63.77
   REVPAR                                     $ 48.32     $ 33.66      $15.61

                                                                  Year Ended December 31,
                                                 -------------------------------------------------------

                                                 2000        1999        1998      1997       1996       1995
                                                 ----        ----        ----      ----       ----       ----
Hampton Inn & Suites, Hershey, PA (10)
   Occupancy                                      46.7%      30.2%
   ADR                                         $111.45     $80.07
   REVPAR                                       $52.02     $24.20

Best Western, Indiana, PA (11)
   Occupancy                                      47.4%      34.3%       28.2%
   ADR                                          $45.01     $46.42      $40.97
   REVPAR                                       $21.34     $15.92      $11.56

Comfort Inn, McHenry, MD (12)
   Occupancy                                      34.4%      31.9%       19.3%
   ADR                                          $74.55     $63.17      $60.09
   REVPAR                                       $25.66     $20.13      $11.62

Hampton Inn, Newnan, GA
   Occupancy                                      71.4%      81.7%       79.8%       77.1%
   ADR                                          $65.17     $64.23      $63.37      $58.63
   REVPAR                                       $46.50     $52.46      $50.53      $45.15

Hampton Inn, Peachtree City, GA
   Occupancy                                      71.5%      74.5%       79.6%       81.6%
   ADR                                          $67.81     $68.21      $65.31      $65.21
   REVPAR                                       $48.46     $50.79      $51.96      $53.18

Holiday Inn Express, Duluth, GA
   Occupancy                                      75.2%      75.2%       70.3%       69.5%
   ADR                                          $68.24     $65.07      $64.38      $60.38
   REVPAR                                       $51.31     $48.91      $45.24      $41.98

Comfort Suites, Duluth, GA
   Occupancy                                      73.4%      71.8%       71.9%       69.8%
   ADR                                          $68.38     $67.70      $64.69      $63.32
   REVPAR                                       $50.20     $48.59      $46.53      $44.18

Sleep Inn, Pittsburgh, PA (13)
   Occupancy                                      70.0%      54.0%       56.2%
   ADR                                          $48.15     $45.30      $45.54
   REVPAR                                       $33.69     $24.48      $25.60

_______________

(1) This hotel opened in October 1997 and, thus, the data shown for 1997 represent approximately three months of operations.
(2) This hotel opened in December 1997 and, thus, the data shown for 1997 represent approximately one month of operations.
(3) This hotel opened in June 1997 and, thus, the data shown for 1997 represent approximately seven months of operations.
(4) This hotel opened in September 1996 and, thus, the data shown for 1996 represent approximately four months of operations.
(5) This hotel opened in September 1998 and, thus, the data shown for 1998 represents approximately four months of operations.
(6) This hotel was converted to a Holiday Inn in September 1995 and, thus, the data shown for 1995 represent approximately four months of operations.
(7) This hotel opened in May 1998 and, thus, the data shown for 1998 represent approximately eight months of operations.
(8) This hotel opened in August 1999, and, thus, the data shown for 1999 represent approximately five months of operations.
(9) This hotel opened in August 1998 and, thus, the data shown for 1998 represent approximately five months of operations.
(10) This hotel opened in September 1999 and, thus, the data shown for 1999 represent approximately four months of operations.
(11) This hotel opened in April 1998 and, thus, the data shown for 1998 represent approximately nine months of operations.

(12) This hotel opened in May 1998 and, thus, the data shown for 1998 represent approximately eight months of operations.
(13) This hotel opened in July 1998 and, thus, the data shown for 1998 represent approximately six months of operations.

       The Percentage Leases

       The following summary is qualified in its entirety by the actual percentage leases, the form of which has been filed as an exhibit to this Form 10-K.

       Our hotels are operated by HHMLP and Noble pursuant to percentage leases. We intend to lease future acquired hotels to operators, including both our current lessees and other third party operators. We believe that future leases with our current lessees generally will be similar to the current percentage leases. Future leases with other third party operators may or may not be similar to the current percentage leases. Our board of trustees will negotiate the terms and provisions of each future lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

       Each percentage lease with HHMLP has an initial non-cancelable term of five years. All, but not less than all, of our current percentage leases with HHMLP may be extended for an additional five-year term at HHMLP's option. At the end of the first extended term, HHLP, at its option, may extend some or all of the current percentage leases for an additional five-year term. The percentage leases are subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein.

       Each percentage lease with Noble has an initial non-cancelable term of three years. All, but not less than all, of our current percentage leases with Noble may be extended for an additional three-year term at Noble's option. At the end of the first extended term, Noble and HHMLP may extend some or all of the current percentage leases for an additional three-year term. The percentage leases are subject to earlier termination upon the occurrence of defaults thereunder and certain other events described therein.

       The percentage leases with HHMLP generally provide for HHMLP to pay in each calendar quarter the greater of the base rent or percentage rent. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a threshold, (ii) a percentage of room revenues in excess of the first threshold but less than a second incentive threshold, (iii) a percentage of room revenues in excess of the second incentive threshold and (iv) a percentage of revenues other than room revenues. The second threshold is designed to provide an incentive to the Lessee to generate higher revenues at each hotel. Until the applicable adjustment date, the rent on newly-developed hotels will be the initial fixed rents applicable to those hotels. After the adjustment date, rent will be computed with respect to the newly-developed hotels based on the percentage rent formulas described herein. HHMLP also will be obligated to pay certain other amounts, including interest accrued on any late payments or charges. Rent is payable quarterly in arrears.

       The percentage leases with Noble generally provide for Noble to pay in each calendar mont the greater of the base rent or percentage rent. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a threshold, and (ii) a percentage of room revenues in excess of the first threshold. The first threshold is designed to provide an incentive to Noble to generate higher room revenues at each hotel. Noble also will be obligated to pay certain other amounts, including interest accrued on any late payments or charges. Rent is payable monthly in arrears.

     The following table sets forth the initial fixed rent, if applicable, the annual base rent and the percentage rent formulas:

                                Initial           Annual                          Percentage
       Hotel Property        Fixed Rent(1)     Base Rent(1)                      Rent Formula
       --------------        -------------     ------------                      ------------
Comfort Inn:
Harrisburg, PA                   504,406           195,000      31.0% of room revenue up to $1,153,655, plus 65.0%
                                                                of room revenue in excess of $1,153,655 but less
                                                                than $1,357,241, plus 29.0% of room revenue in
                                                                excess of $1,357,241, plus 8.0% of all non-room
                                                                revenue.

Holiday Inn, Express:           $794,686          $364,000      42.1% of room revenue up to $1,479,523, plus 65.0%
Hershey, PA                                                     of room revenue in excess of $1,479,523 but less
                                                                than $1,740,615, plus 29.0% of room revenue in
                                                                excess of $1,740,615, plus 8.0% of all non-room
                                                                revenue.

Holiday Inn Express:             498,198           227,500      46.7% of room revenue up to $850,986, plus 65.0%
New Columbia, PA                                                of room revenue in excess of $850,986 but less than
                                                                $1,001,160, plus 29.0% of room revenue in excess of
                                                                $1,001,160, plus 8.0% of all non-room revenue.

Hampton Inn:                     699,062           325,000      42.3% of room revenue up to $1,293,906, plus 65.0%
Carlisle, PA                                                    of room revenue in excess of $1,293,906 but less
                                                                than $1,522,242, plus 29.0% of room revenue in
                                                                excess of $1,522,242, plus 8.0% of all non-room
                                                                revenue.

Hampton Inn:                         N/A           308,469      49.0% of room revenue up to $1,081,152, plus 65.0%
Selinsgrove, PA                                                 of room revenue in excess of $1,081,152 but less
                                                                than $1,271,943, plus 29.0% of room revenue in
                                                                excess of $1,271,943, plus 8.0% of all non-room
                                                                revenue.

Hampton Inn:                    $504,116          $234,000      43.2% of room revenue up to $916,749, plus 65% of
Danville, PA                                                    room revenue in excess of $916,749 but less than
                                                                $1,078,528, plus 29.0% of room revenue in excess of
                                                                $1,078,528, plus 8.0% of all non-room revenue.

Holiday Inn Hotel and                N/A           675,921      44.3% of room revenue up to $2,638,247, plus 65.0%
Conference Center:                                              of room revenue in excess of $2,638,247 PA but
Harrisburg,                                                     less than $3,103,820, plus 31.0% of room revenue in
                                                                excess of $3,103,820, plus 8.0% of all non-room
                                                                revenue.

Holiday Inn:                         N/A           214,500      36.1% of room revenue up to $1,065,960, plus 65.0%
Milesburg, PA                                                   of room revenue in excess of $1,065,960 but less
                                                                than $1,254,070, plus 31.0% of room revenue in
                                                                excess of $1,254,070, plus 8.0% of all non-room
                                                                revenue.

Comfort Inn:                         N/A           112,288      35.4% of room revenue up to $559,542, plus 65.0%
Denver, PA                                                      of room revenue in excess of $559,542 but less than
                                                                $658,285, plus 29.0% of room revenue in excess of
                                                                $658,285, plus 8.0% of all non-room revenue.

Comfort Inn:                     514,171           234,000      40.7% of room revenue up to $980,050, plus 65.0%
Harrisburg, PA                                                  of room revenue in excess of $980,050 but less than
                                                                $1,153,000, plus 29.0% of room revenue in excess of
                                                                $1,153,000, plus 8.0% of all non-room revenue.

Comfort Inn JFK,:               $758,300          $357,500      43.7% of room revenue up to $1,370,430, plus 65.0%
Jamaica, NY                                                     of room revenue in excess of $1,370,430 but less
                                                                than $1,612,271, plus 29.0% of room revenue in
                                                                excess of $1,612,271, plus 8.0% of all non-room
                                                                revenue.

                                   Initial           Annual                         Percentage
       Hotel Property           Fixed Rent(1)     Base Rent(1)                     Rent Formula
       --------------           -------------     ------------                     ------------
Clarion Suites:                                        418,593      36.1% of room revenue up to $1,998,097, plus
Philadelphia, PA                        N/A                         65.0% of room revenue in excess of $1,998,097
                                                                    but less than $2,350,702, plus 29.0% of room
                                                                    revenue in excess of $2,350,702, plus 8.0% of
                                                                    all non-room revenue.

Holiday Inn Express & Suites:       $404,031          $175,500      35.3% of room revenue up to $855,611, plus 65%
Harrisburg, PA                                                      of room revenue in excess of $855,611 but less
                                                                    than $1,006,601, plus 29.0% of room revenue in
                                                                    excess of $1,006,601, plus 8.0% of all non-room
                                                                    revenue.

Hampton Inn & Suites:             $1,040,476          $487,528      51.2% of room revenue up to $1,643,560, plus
Hershey, PA                                                         65% of room revenue in excess of $1,643,560 but
                                                                    less than $1,933,600, plus 29.0% of room
                                                                    revenue in excess of $1,933,600, plus 8.0% of
                                                                    all non-room revenue.

Best Western:                       $354,301          $143,001      34.5% of room revenue up to $726,750, plus 65%
Indiana, PA                                                         of room revenue in excess of $726,750 but less
                                                                    than $855,000, plus 29.0% of room revenue in
                                                                    excess of $855,000, plus 8.0% of all non-room
                                                                    revenue.

Comfort Inn:                        $268,360          $117,043      34.0% of room revenue up to $587,350, plus 65%
McHenry, MD                                                         of room revenue in excess of $587,350 but less
                                                                    than $691,000, plus 29.0% of room revenue in
                                                                    excess of $691,000, plus 8.0% of all non-room
                                                                    revenue.

Hampton Inn:                             N/A          $965,000      53.76% of room revenue up to $1,795,000, plus
Newnan, GA                                                          40% of room revenues in excess of $1,795,000.

Hampton Inn:                             N/A          $557,000      46.85% of room revenue up to $1,189,000, plus
Peachtree City, GA                                                  40% of room revenues in excess of $1,189,000.

Holiday Inn Express:                     N/A          $533,000      43.47% of room revenue up to $1,226,000, plus
Duluth, GA                                                          40% of room revenues in excess of $1,226,000.

Comfort Suites:                          N/A          $745,000      47.54% of room revenue up to $1,567,000, plus
Duluth, GA                                                          40% of room revenue in excess of $1,567,000.

Sleep Inn:                          $838,280          $357,500      37.6% of room revenue up to $1,700,000 plus
Pittsburgh, PA                                                      65% of room revenues in excess of $1,700,000
                                                                    but less than $2,000,000, plus 29.0% of room
                                                                    revenue in excess of $2,000,000, plus 8.0% of
                                                                    all non-room revenue.

_________________

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during 2000, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     Our Priority Class A Common Shares began trading on the American Stock Exchange on January 20, 1999 under the symbol "HT." As of March 27, 2001, the last reported closing price per Priority Class A Common Share on the American Stock Exchange was $5.98. The following table sets forth the high and low sales price per Priority Class A Common Share reported on the American Stock Exchange as traded for the period indicated.

     Period                                                             High       Low
     ------                                                             ----       ---
     1999
          First Quarter (January 21, 1999 through March 31, 1999)       $6.31     $5.75
          Second Quarter (April 1, 1999 through June 30, 1999)          $6.13     $5.13
          Third Quarter (July 1, 1999 through September 30, 1999)       $5.88     $5.00
          Fourth Quarter (October 1, 1999 through December 31, 1999)    $5.50     $4.81
     2000

          First Quarter (January 1, 2000 through March 31, 2000)        $5.50     $4.00
          Second Quarter (April 1, 2000 through June 30, 2000)          $6.00     $4.50
          Third Quarter (July 1, 2000 through September 30, 2000)       $6.06     $5.38
          Fourth Quarter (October 1, 2000 through December 31, 2000)    $5.94     $5.50

Shareholder Information

     At March 27, 2001, we had approximately 1,250 holders of record of our Priority Class A Common Shares. The subordinated units of limited partnership interest in our operating Partnership subsidiary (which are redeemable for Class B Common Shares subject to certain limitations) were held by twelve entities and or persons.

     Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares.

Distribution Information

     Our board of trustees declared a cash distribution for the holders of the Priority Class A Common Shares and the Limited Partnership Units for the period from January 1, 2001 to March 31, 2001 in the amount of $0.18 per share, payable on April 27, 2001, to holders of record on March 28, 2001. We currently anticipate maintaining at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, will be at the discretion of our board of trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant.

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

                           HERSHA HOSPITALITY TRUST
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)


                                                       Year ended        Year ended
                                                       December 31,      December 31,
                                                           2000             1999(1)
                                                       ------------      ------------
Operating Data
   Percentage Lease Revenue (2)                        $     12,773      $      7,264
   Other Revenue                                                 51               106
                                                       ------------      ------------
     Total Revenue                                           12,824             7,370

   Interest expense                                           4,712             1,428
   Land lease                                                    15                20
   Real estate and personal property
   taxes and property insurance                                 753               450
   General and administrative                                   697               363
   Depreciation and amortization                              3,892             2,064
                                                       ------------      ------------
     Total expenses                                          10,069             4,325
   Income before allocation to minority interest              2,755             3,045
   Minority interest                                          1,908             1,707
                                                       ------------      ------------
   Net income                                          $        847      $      1,338
                                                       ============      ============

   Basic earnings per common share (3)                 $       0.37      $       0.59
   Diluted earnings per common share (3)               $       0.37      $       0.48
   Funds from Operations per Diluted Share (4)         $       0.99      $       0.79
   Dividends declared per common share                 $       0.72      $       0.67

Balance Sheet Data
   Net investment in hotel properties                  $     87,671      $     51,908
   Minority interest in Partnership                    $     18,478      $     18,980
   Shareholder's equity                                $     11,014      $     11,805
   Total assets                                        $     94,531      $     56,382
   Total debt                                          $     31,450      $     24,754

Other Data
   Funds from Operations (see Page 23)                 $      6,647      $      5,109
   Net cash provided by operating activities           $      5,032      $      3,075
   Net cash (used in) investing activities             $    (14,895)     $     (9,149)
   Net cash provided by financing activities           $      9,739      $      6,198
   Weighted average shares outstanding
     Basic                                                2,275,000         2,275,000
     Diluted                                              6,715,996         6,369,700

____________________
(1) Hersha Hospitality Trust commenced operations on January 26, 1999 and therefore the results shown are as of January 26, 1999.
(2) Represents initial fixed rent plus aggregate Percentage Rent paid by HHMLP and Noble to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.

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

The following table computes FFO:

                                              Year ended       Year ended
                                             December 31,     December 31,
                                                 2000           1999 (1)
                                             ------------     ------------
Net income applicable to common shares         $    847         $  1,338

Add:
Minority interest                                 1,908            1,707
                                               --------         --------
Depreciation and amortization                     3,892            2,064
                                               --------         --------
Funds From Operations                          $  6,647         $  5,109
                                               ========         ========
FFO per Diluted Share                          $   0.99         $   0.79
                                               ========         ========

________________
(1)  Commenced operations on January 26, 1999.


                      HERSHA HOSPITALITY MANAGEMENT, L.P.
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                              Year ended       Year ended
                                             December 31,     December 31,
                                                 2000             1999
                                             ------------     ------------
Operating Data
    Room revenue                             $   29,297         $  21,871
    Other revenue                                 3,531             3,428
                                             ----------         ---------
      Total Revenue                              32,828            25,299

    Hotel operating expenses                     12,488             9,944
    Restaurant operating expenses                 1,754             1,822
    Advertising and Marketing                     1,856             1,228
    Bad Debts                                        17               247
    Depreciation and amortization                   207               102
    General and Administrative                    4,791             3,717
    Lease Expense - Related Party HHLP              939             7,264
    Lease Expense - Other Related Parties        10,923             1,361
                                             ----------         ---------
      Total Expenses                             32,975            25,685
                                             ----------         ---------
    Net Loss                                 $     (147)        $    (386)
                                             ==========         =========

                      COMBINED ENTITIES - INITIAL HOTELS
                      SELECTED HISTORICAL FINANCIAL DATA
                                (In thousands)

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                              1998         1997       1996         1995
                                                              ----         ----       ----         ----
Operating Data
   Room revenue                                             $ 15,185    $ 10,880    $  7,273     $ 5,262
   Restaurant revenue                                          2,111       1,744       2,106       1,515
   Other revenue                                                 790         821         610         442
                                                            --------    --------    --------     -------
     Total revenue                                            18,086      13,445       9,989       7,219

   Hotel operating expenses                                    7,449       5,628       4,538       3,789
   Restaurant operating expenses                               1,469         996       1,304         961
   Advertising and Marketing                                     918         571         532         185
   Depreciation and amortization                               1,543       1,189         924         711
   Interest expense                                            1,605         821         605         434
   Interest expense - Related parties                            386         533         316         200
   General and Administrative                                  2,065       1,644       1,422         779
   General and Administrative - Related Parties                  608         320         364         102
   Loss on Abandonments and Asset Disposals                       95           -          12         284
   Liquidation Damages                                             -          14           -         150
                                                            --------    --------    --------     -------
     Total Expenses                                           16,138      11,716      10,017       7,595
                                                            --------    --------    --------     -------
   Net income                                               $  1,948    $  1,729    $    (28)    $  (376)
                                                            ========    ========    ========     =======

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

OVERVIEW

     Please refer to the information under Item 1, entitled "Overview."

GENERAL

     The Company's principal source of revenue is from payments by HHMLP and Noble under the percentage leases. The principal determinants of percentage rent are the hotels' room revenue, and to a lesser extent, other revenue. HHMLP's and Noble's ability to make payments to us under their respective percentage leases is dependent on the operations of the hotels.

     Comparison of year ended December 31, 2000 to year ended December 31, 1999

     The Company

     The Company's total revenues for the twelve-month period ended December 31, 2000 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and Noble. The Company's revenue was approximately $12,824,332, an increase of 74.0% compared to revenue of $7,369,330 for the year ended December 31, 1999. Net income for the period was approximately $846,579, a decrease of 36.7% compared to 1999 net income of approximately $1,337,460. The increase in revenue is primarily attributable to the acquisition of eight hotels from January through October of 2000 and a full year of operation in 2000 of hotels acquired in 1999. Net income includes certain one-time charges related to prepayment penalties on refinanced debt. Net income was also affected by an increase in interest expense, property taxes, insurance and depreciation and amortization as a result of the acquisitions during 2000, as mentioned above.

     HHMLP

     HHMLP's revenues increased by $7,282,773 for the year ended December 31, 2000, or 49.6%, to approximately $32,827,604, as compared to approximately $25,544,831 for the year ended 1999. HHMLP's net loss for the year ended December 31, 2000 decreased approximately $232,926, to approximately $146,917 from a net loss of 379,843 in 1999. The increase in room revenues is primarily attributable to the increase in the number of hotels leased and managed from 17 to 23 properties. These new hotels came on line during various times during the year. The increase in room revenues is also due to additional occupancy at properties, a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR).

Pro Forma Results of Operations of Our Hotels

     Comparison of year ended December 31, 1999 to year ended December 31, 1998

     Room revenue for our hotels increased $4,487,852 or 27.8% to $20,649,276 in 1999 from $16,161,424 in 1998. The increase resulted from the addition of 80,890 available room nights with an overall increase of 54,776 room nights sold. The increase in room nights available was a result of opening three new hotels in 1998, which were open the full year in 1999, and one hotel that opened in 1999. In addition, a 2% increase in occupancy to 58% in 1999 as well as a 3.5% increase in our average daily rate to $71.64 compared to $69.23 augmented the available room-nights. REVPAR increased 7.0% to $41.34 from $38.61.

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

     We currently maintain a $11.5 million line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and are collateralized by the Comfort Inn, JFK, NY, the Holiday Inn, Milesburg, PA, and the Clarion Suites, Philadelphia, PA. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. The outstanding principal balance on the line of credit was approximately $11.4 million at December 31, 2000 with approximately $100,000 available on a collateralized basis. The weighted average interest rate on short term borrowings was 9.00%.

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

     Pursuant to our percentage leases, we will be required to make available to the lessee of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We will also be obligated to fund the cost of certain capital improvements to our hotels. We believe that amounts required to be set aside in our percentage leases will be sufficient to meet required expenditures for furniture, fixtures and equipment during the term of the percentage leases. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

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

Recently Issued Accounting Standards

     None.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is to changes in interest rates on its variable rate Line of Credit. At December 31, 2000, the Company had total outstanding indebtedness under the Line of Credit of approximately $11.4 million at an interest rate of 9.5%. At March 27, 2001, the Company had total outstanding indebtedness under the Line of Credit of approximately $11.5 million at an interest rate of 8.0%. The entire amount outstanding under the Line of Credit becomes due and payable as of August 8, 2001. We maintain a one year option to renew the Line of Credit for one year after August 8, 2001. The Company has not entered into, but in the future may enter into, derivative financial instruments such as interest rate swaps to mitigate its interest rate risk. In the event that the Company does not have sufficient cash reserves to pay off the Line of Credit when due, it will have to borrow an amount sufficient to pay off the Line of Credit at the prevailing interest rate at the time the amount outstanding becomes due and payable. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

                Hersha Hospitality Trust and Subsidiaries
                Independent Auditor's Report.........................................................    29
                Consolidated Balance Sheets as of December 31, 2000 and 1999.........................    30
                Consolidated Statements of Operations for the years ended
                December 31, 2000 and 1999...........................................................    31
                Consolidated Statements of Shareholders' Equity for the years ended
                December 31, 2000 and 1999 ..........................................................    32
                Consolidated Statements of Cash Flows for the years ended
                December 31, 2000 and 1999...........................................................    33
                Notes to Consolidated Financial Statements...........................................    36
                Schedule III - Real Estate and Accumulated Depreciation for the
                year ended December 31, 2000.........................................................    54

                Hersha Hospitality Management, L.P.
                Independent Auditor's Report.........................................................    56
                Balance Sheets as of December 31, 2000 and 1999......................................    57
                Statements of Operations for the years ended December 31, 2000 and 1999..............    58
                Statements of Partners Capital for the years ended December 31, 2000 and 1999........    59
                Statements of Cash Flows for the years ended December 31, 2000 and 1999..............    60
                Notes to Financial Statements........................................................    62

                Combined Entities - Initial Hotels
                Independent Auditors' Report.........................................................    68
                Combined Balance Sheets as of December 31, 1998 and 1997.............................    69
                Combined Statements of Operations for the years ended
                December 31, 1998, 1997, and 1996 ...................................................    70
                Combined Statements of Owners' Equity for the years ended
                December 31, 1998, 1997 and 1996.....................................................    71
                Combined Statements of Cash Flows for the years ended
                December 31,  1998, 1997 and 1996....................................................    72
                Notes to Combined Financial Statements...............................................    73

                         INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
   New Cumberland, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule included on Pages 54 and 55. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relationship to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein as of December 31, 2000.

                                                 MOORE STEPHENS, P. C.
                                                 Certified Public Accountants.

New York, New York
March 1, 2001

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
[IN THOUSANDS EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                     December 31,         December 31,
                                                                     ------------         ------------
                                                                         2000                 1999
                                                                         ----                 ----
Assets:
  Investment in Hotel Properties, Net of
  Accumulated Depreciation                                           $     87,671         $     51,908
  Cash and cash equivalents                                                    --                  124
  Escrow Deposits                                                           1,178                   --
  Lease Payments Receivable - Related Party                                 2,877                2,116
  Intangibles, Net of Accumulated Amortization                              1,720                  855
  Due from Related Party                                                      849                1,028
  Other Assets                                                                236                  351
                                                                     ------------         ------------
Total Assets                                                         $     94,531               56,382
                                                                     ============         ============

Liabilities and Shareholders' Equity:
  Cash Overdraft                                                     $         --         $         84
  Line of Credit                                                           11,400                6,096
  Deposits Payable                                                          1,000                   --
  Mortgages Payable                                                        50,050               18,658
  Dividends Payable                                                         1,209                  410
  Due to Related Party                                                      1,650                  188
  Accounts Payable and Accrued Expenses                                       529                  161
                                                                     ------------         ------------
Total Liabilities                                                    $     65,838         $     25,597
                                                                     ------------         ------------

Minority Interest                                                          17,679               18,890
                                                                     ------------         ------------

Commitments and Contingencies                                                  --                   --
                                                                     ------------         ------------
Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000,000 Shares
   authorized, None Issued and Outstanding                                     --                   --

  Common Shares - Priority Class A, $.01 Par Value,
   50,000,000 Shares Authorized, 2,275,000 Shares Issued
   and Outstanding at December 31, 2000 and 1999,
   (Aggregate Liquidation Preference $13,650)                                  23                   23

  Common Shares - Class B, $.01 Par Value, 50,000,000
   Shares Authorized, -0- Shares Issued and Outstanding at
   December 31, 2000 and 1999                                                  --                   --

  Additional Paid-in Capital                                               11,968               11,968
  Distributions in Excess of Net Earnings                                    (977)                (186)
                                                                     ------------         ------------
Total Shareholders' Equity                                                 11,014               11,805
                                                                     ------------         ------------

Total Liabilities and Shareholders' Equity                           $     94,531         $     56,382
                                                                     ============         ============

(1)  Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999 (1)
[IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                   2000              1999
                                               -----------       -----------
Revenue:
   Percentage Lease Revenues                   $    12,773       $     7,264
   Interest                                             50                78
   Interest - Related Party                              1                28
                                               -----------       -----------
   Total Revenue                                    12,824             7,370

Expenses:
   Interest expense                                  4,712             1,428
   Land Lease - Related Party                           15                20
   Real Estate and Personal Property
   Taxes and Property Insurance                        753               450
   General and Administrative                          590               363
   Early Payment Penalty                               107                 -
   Depreciation and Amortization                     3,892             2,064
                                               -----------       -----------
   Total Expenses                                   10,069             4,325

   Income Before Minority Interest                   2,755             3,045

   Income Allocated to Minority Interest             1,908             1,707
                                               -----------       -----------

   Net income                                  $       847       $     1,338
                                               ===========       ===========

   Basic Earnings Per Common Share             $      0.37       $      0.59
                                               ===========       ===========

   Diluted Earnings Per Common Share           $      0.37       $      0.48
                                               ===========       ===========

Weighted Average Shares:
   Basic                                         2,275,000         2,275,000

   Diluted                                       6,715,996(2)     6,326,690(2)

(1)  Operations commenced on January 26, 1999

(2) Includes 4,440,996 and 4,205,970 units of limited partnership interest that are redeemable on a one-for-one basis for Class B Common Shares.

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (1)
[IN THOUSANDS, EXCEPT SHARES]
--------------------------------------------------------------------------------

Balance at January 1, 1999                      -          -         100           -           -           -            -

Cancellation of Initial Shares                  -          -        (100)          -           -           -            -

Issuance of shares,
 net of offering expenses               2,275,000         23           -           -      11,968           -       11,991

Dividends declared
 ($0.67 per share)                              -          -           -           -           -      (1,524)      (1,524)

Net Income                                                                                             1,338        1,338

Balance at December 31, 1999            2,275,000    $    23           -    $      -    $ 11,968    $   (186)    $ 11,805

Dividends declared
 ($0.72 per share)                              -          -           -           -           -      (1,638)      (1,638)

Net Income                                                                                               847          847
                                        ---------    -------    --------    --------    --------    --------     --------
Balance at December 31, 2000            2,275,000    $    23           -    $      -    $ 11,968    $   (977)    $ 11,014
                                        =========    =======    ========    ========    ========    ========     ========

(1)  Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999 (1)
[IN THOUSAND]
--------------------------------------------------------------------------------

                                                                2000             1999
                                                                ----             ----
Operating Activities:
         Net Income                                         $       847        $   1,338
                                                            -----------        ---------
         Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
              Depreciation and Amortization                       3,892            2,064
              Income Allocated to Minority Interest               1,908            1,707
         Change in Assets and Liabilities:
         (Increase) Decrease in:
              Escrow Deposits                                    (1,178)               -
              Lease Payments Receivable - Related Party            (761)          (2,116)
              Other Assets                                          115             (351)
              Due from Related Party                                (21)               -
         Increase (Decrease):
              Due to Related Parties                                 54              188
              Accounts Payable and Accrued Expenses                 176              245
                                                            -----------        ---------
         Total Adjustments                                        4,185            1,737
                                                            -----------        ---------
Net Cash provided by Operating Activities                         5,032            3,075

Investing Activities:
         Purchase of Hotel Property Assets                      (13,017)          (7,209)
         Purchase of Intangible Assets                           (1,078)            (940)
         Loans to Related Party                                    (800)          (1,000)
                                                            -----------        ---------
Net Cash used in Investing Activities                           (14,895)          (9,149)

Financing Activities:
         Cash Overdraft                                             192                -
         Proceeds from Borrowings Under Line of Credit            5,304            6,096
         Net Proceeds from Issuance of Stock                          -           11,991
         Borrowings from Mortgages Payable                       25,050                -
         Principal Repayment of Mortgages Payable               (17,016)          (5,460)
         Dividends Paid                                          (1,638)          (1,114)
         Limited Partnership Unit Distributions Paid             (3,561)          (1,580)
         Borrowings from Related Party                            1,408                -
         Repayment of Related Party Loans                             -           (3,735)
                                                            -----------        ---------
Net Cash provided by Financing Activities                         9,739            6,198

Net Increase (Decrease) in Cash and Cash Equivalents               (124)             124
Cash and Cash Equivalents - Beginning of Year                       124                -
                                                            -----------        ---------
Cash and Cash Equivalents - End of Year                     $         -        $     124
                                                            ===========        =========

(1)  Operations commenced on January 26, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999(1)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------


Supplemental Disclosure of Cash Flow Information:
   Cash Paid During the Period:                        12/31/00       12/31/99
     Interest                                         ----------     ----------
                                                        $4,445         $1,393

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

On August 11, 1999 we purchased, from Hasu P. Shah and certain affiliates and other officers and trustees of our Company, [the "Hersha Affiliates"], all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60- room Comfort Inn hotel located near the John F. Kennedy International Airport in Jamaica, New York. The Comfort Inn, JFK was newly constructed and commenced operations on August 12, 1999. We have purchased the Comfort Inn, JFK for $5.5 million.

On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. We acquired the Clarion Inn & Suites for a purchase price of $2.7 million. We have assumed a mortgage payable of $2.0 million in connection with the acquisition of this hotel.

On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 3544 Associates, a Pennsylvania limited partnership and through the ownership of 3544 Associates, a 72-room Hampton Inn hotel located in Danville, Pennsylvania. The total purchase price was $3.6 million. We have acquired an Investment in the Hampton Inn, Danville, PA in exchange for (i) 173,359 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $1.0 million based on the initial offering price and (ii) the assumption of approximately $2.6 million of indebtedness.

On January 1, 2000, we purchased three hotels from the Hersha Affiliates. These hotels consist of the Hampton Inn, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels were $7.5 million, $2.2 million and $1.8 million, respectively. We have assumed mortgages payable of $5.0 million, $1.4 million and $1.2 million, respectively in connection with the acquisitions of these hotels. We have also assumed related party debt of $1.0 million related to the purchase of the Hampton Inn, Hershey. The Hersha Affiliates have received

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999 (1)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

cash of approximately $1.5 million, $0.8 million and $0.6 million, respectively, for the remainder of the proceeds from the sale of these hotels.

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

On October 1, 2000, we purchased the Sleep Inn in Corapolis, PA from the Hersha Affiliates. The purchase price paid for this hotel was $5.5 million. We have assumed a mortgage payable of $3.8 million. The Hersha Affiliates have received cash of approximately $1.7 million for the remainder of the proceeds from the sale of this hotel.

On December 28, 2000 we declared an $0.18 per Class A Common Share dividend of $410 and a distribution of $0.18 per unit totaling $799 to the holders of limited partnership units that was paid on January 25, 2001.

We have also issued an additional 235,026 units of limited partnership interest in connection with final settlement of the purchase prices for the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of December 31, 2000 was 4,440,996.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[1]  Organization and Basis of Financial Presentation

Hersha Hospitality Trust [the "Company"] was formed in May 1998 to acquire equity interests in ten existing hotel properties. We are a self-administered, Maryland real estate investment trust for federal income tax purposes. On January 26, 1999, we completed an initial public offering of 2,275,000 shares of $.01 par value Priority Class A Common Shares. The offering price per share was $6 resulting in gross proceeds of $13,650. Net of underwriters discount and offering expenses, we received net proceeds of $11,991.

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership the ["Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels, [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Hasu P. Shah and certain affiliates the ["Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC. We began operations on January 26, 1999, therefore, the historical financial statements include activity from January 26, 1999 to December 31, 2000.

We lease 17 of our hotel facilities to Hersha Hospitality Management, LP, ["HHMLP"], a limited partnership owned by certain members of the Hersha Affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements [the "Percentage Leases"] that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ["Noble"], an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market.

     On May 19, 2000, we completed our acquisition of four hotel properties in metropolitan Atlanta, Georgia from various entities owned by Noble. The four properties acquired and their respective purchase prices are as follows:

     Hotel Property           Rooms      Location               Purchase Price
     --------------          -------     ---------             ----------------
     Comfort Suites            85        Duluth, GA.             $  5,207,857
     Holiday Inn Express       68        Duluth, GA.             $  3,735,413
     Hampton Inn               91        Newnan, GA.             $  7,117,092
     Hampton Inn               61        Peachtree City, GA.     $  3,939,640

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[1]  Organization and Basis of Financial Presentation [Continued]

The Partnership acquired the Hampton Inn, Newnan and Hampton Inn, Peachtree City through the assumption of existing debt, held by General Electric Capital Corporation, of $3.6 million and $2.4 million, respectively. In addition, approximately $5.0 million was utilized from our outstanding line of credit. The Comfort Suites, Duluth and the Holiday Inn Express, Duluth were purchased through mortgages from Lehman Brothers Bank totaling $6.0 million in addition to $3.0 million from our outstanding line of credit.

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 235,026 units of limited partnership interest in connection with final settlement of the purchase price of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units of limited partnership interest outstanding as of December 31, 2000 and 1999 was 4,440,996 and 4,205,970 respectively.

[2]  Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and includes all of our accounts as well as accounts of the Partnership and the subsidiary Partnerships. All intercompany amounts have been eliminated.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[2]  Summary of Significant Accounting Policies [Continued]

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash and certain highly liquid investments with maturities of three months or less when acquired, carried at cost, which approximates fair value. We had no cash equivalents at December 31, 2000.

Intangible Assets - Intangible assets are carried at cost and consist of loan acquisition fees and goodwill. Amortization of loan acquisition fees is computed using the straight-line method over the two year term of the related debt and over a 15 year period for goodwill.

Revenue Recognition - Percentage lease income is recognized when earned from the Lessees under the agreements from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the Lessees are operating leases.

Income Taxes - We qualify as a real estate investment trust under Section 856 and 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

Earnings and profits that determine the taxability of dividends to shareholders differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. During 2000 and 1999, none of the distributions were considered to be return of capital for Federal income tax purposes.

Minority Interest - Minority interest in the Partnership represents the limited partners proportionate share of the equity of the Partnership. The limited partnership interests are owned by numerous individuals and companies. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[2]  Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and rent receivable arising from our normal business activities. We place our cash and cash equivalents with high credit quality financial institutions. We do not require collateral to support our financial instruments. At December 31, 2000 and 1999, we had approximately $-0- and $35, respectively, in financial institutions that exceeded federally insured amounts.

Rental income is earned from one related party lessee and one unrelated party lessee. Therefore, the collection of rent receivable and rent income is reliant on the continued financial health of these Lessees.

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

Distributions - On December 28, 2000, we declared an $0.18 per Class A Common Share dividend which was paid on January 25, 2001.

[3]  Intangible Assets

At December 31, 2000 and 1999, intangibles consisted of the following:

                                                Accumulated
   Description                      Cost        Amortization       Net
   -----------                    --------     --------------    -------
December 31, 2000:
Goodwill                          $  1,168         $  450        $   718
Loan Acquisition Fees                1,144            142          1,002
                                  --------         ------        -------
Totals                            $  2,312         $  592        $ 1,720
                                  ========         ======        =======

December 31, 1999:
Goodwill                          $    868         $   72        $   796
Loan Acquisition Fees                   72             13             59
                                  --------         ------        -------
Totals                            $    940         $   85        $   855
                                  ========         ======        =======

Amortization expense was $213 and $85 for the years ending December 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[4]  Investment in Hotel Properties

Hotel properties consist of the following at December 31, 2000 and 1999:

                                               2000             1999
                                               ----             ----
Land                                         $  8,574         $  4,597
Buildings and Improvements                     74,830           42,915
Furniture, Fixtures and Equipment              16,108            6,375
                                             --------         --------
                                               99,512           53,887

Less Accumulated Depreciation                  11,841            1,979
                                             --------         --------
                                             $ 87,671         $ 51,908
                                             ========         ========

Depreciation expense was $3,679 and $1,979 for the years ended December 31, 2000 and 1999, respectively.

The twenty one hotels owned at December 31, 2000 consist of eighteen premium limited service hotels and three full service hotel properties.

In 2000 and 1999, we acquired the following premium limited service hotels for the approximate amounts indicated.

                                                     No. of          Purchase
          2000                                       Rooms            Price
          ----                                       -----            -----
          Hampton Inn & Suites, Hershey, PA            110        $   7,500
          Best Western, Indiana, PA                     96            2,200
          Comfort Inn, McHenry, MD                      77            1,800
          Hampton Inn, Newnan, GA                       91            7,117
          Hampton Inn, Peachtree City, GA               61            3,940
          Comfort Suites, Duluth                        85            5,208
          Holiday Inn Express, Duluth                   68            3,735
          Sleep Inn, Pittsburgh, PA                    143            5,500
                                                       ---        ---------
          Total                                        731        $  37,000
                                                       ===        =========


          1999

          Comfort Inn - JFK, NY                         60        $   5,500
          Clarion Inn & Suites, Harrisburg, PA          77            2,700
          Hampton Inn, Danville, PA                     72            3,600
                                                       ---        ---------
                                                       209        $  11,800
                                                       ===        =========

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[4] Investment in Hotel Properties [Continued]

On August 11, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60- room Comfort Inn hotel located near the John
F. Kennedy International Airport in Jamaica, New York. The Comfort Inn was newly constructed and commenced operations on August 12, 1999.

On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and, through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. We also purchased the 72-room Hampton Inn hotel located in Danville, Pennsylvania from 3544 Associates.

The purchase prices for the Comfort Inn, JFK, Hampton Inn, Danville and the Clarion Inn & Suites, Harrisburg are $5.5 million, $3.6 million and $2.7 million, respectively. The purchase price valuations for the properties acquired were based upon the rent to be paid by the Lessee under percentage leases. The purchase prices of these hotels will be adjusted on December 31, 2001 by applying a pricing methodology to such hotels' cash flows in a manner similar to that of the other hotels purchased by HHLP from the Hersha Affiliates. The adjustments must be approved by a majority of the Company's independent trustees.

On January 1, 2000, we purchased, from the Hersha Affiliates, all the partnership interests in 3144 Associates, 1844 Associates and 1544 Associates, all Pennsylvania Limited Partnerships. Through the acquisition of these partnership interests we have acquired a 110 room Hampton Inn & Suites, a 96 room Best Western and a 77 room Comfort Inn, respectively.

The purchase prices for the Hampton Inn and Suites, Best Western and Comfort Inn were $7.5 million, $2.2 million and $1.8 million, respectively. The purchase price valuations for the properties acquired were based upon the rent to be paid by the Lessee under percentage leases. The purchase prices of these hotels will be adjusted on December 31, 2001 by applying a pricing methodology to such hotels' cash flows in a manner similar to that of the other hotels purchased by HHLP from the Hersha Affiliates. The adjustments must be approved by a majority of the Company's independent trustees.

On May 19, 2000, we completed our acquisition of four hotel properties in metropolitan Atlanta, Georgia from various entities owned by Noble Investments Group, Ltd. ("Noble"). Collectively the four hotels are referred to as the ("Noble Investments Hotels"). We have acquired a 91 and 61 room Hampton Inn in Newnan and Peachtree City, GA. We have also acquired an 85 room Comfort Suites and a 68 room Holiday Inn Express in Duluth, GA. The purchase prices paid for these hotels were $7.2, $3.9, $5.2 and $3.7 million, respectively.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[4] Investment in Hotel Properties [Continued]

On October 1, 2000 we purchased, from the Hersha Affiliates, all the partnership interests in 1944 Associates, a Pennsylvania limited partnership and through the ownership of 1944 Associates, a 143 room Sleep Inn hotel located near the Pittsburgh International Airport in Corapolis, PA. We purchased the Sleep Inn for $5.5 million

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the dates of acquisition. No goodwill arose in the transactions. The purchase prices of these hotels will be adjusted on December 31, 2002 by applying a pricing methodology to such hotels' cash flows in a manner similar to that of the other hotels purchased by HHLP from the Hersha Affiliates. The adjustments must be approved by a majority of the Company's independent trustees.

 [5] Debt

Debt is comprised of the following at December 31, 2000 and 1999:



                                 2000         1999
                                 ----         ----
Mortgages Payable             $  50,050     $  18,658
                                 11,400         6,096
                              ---------     ---------
Revolving Credit Facility     $  61,450     $  24,754
                              =========     =========

Substantially all of our mortgage indebtedness is collateralized by property and equipment and in certain situations is personally guaranteed by the Hersha Affiliates. The total mortgages payable balance at December 31, 2000 and 1999, was $50,050 and $18,658, respectively, and consisted of mortgages with fixed interest rates ranging from 7.75% to 8.94%. The maturities for the outstanding mortgages ranged from May 1, 2007 to March 1, 2010.

On August 9, 1999, the Company obtained a $7.0 million credit facility from Sovereign Bank (the "Line of Credit"). The Line of Credit was extended to $11.5 million as of December 1, 2000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Comfort Inn, JFK, Holiday Inn, Milesburg, PA and the Clarion Suites, Philadelphia, PA. The interest rate on borrowings under the Line of Credit at December 31, 2000 was 9.50%. The Line of Credit expires on August 8, 2001. We have the option to extend the Line of Credit for an additional twelve months upon expiration. The outstanding principal balance on the Line of Credit was approximately $11.4 million and $6.1 million at December 31, 2000 and 1999, respectively. The weighted average interest rate on short term borrowings was
9.0 %.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[5] Debt [Continued]


Aggregate annual principal payments for the Company's mortgages payable at December 31, 2000 are due as follows:

     2001                    $          856
     2002                             1,247
     2003                             1,359
     2004                             1,480
     2005                             1,613
     Thereafter                      43,495
                             --------------
     Total                   $       50,050
                             ==============

 [6] Commitments and Contingencies and Related Party Transactions

In conjunction with the initial public offering, we acquired the Initial Hotels and entered into percentage lease agreements with Hersha Hospitality Management, L.P. ("HHMLP"). We have acquired seven properties from the Hersha Affiliates that were subsequently leased to HHMLP and four properties from Noble Investment Group, Ltd. ("Noble") that were leased to Noble, subsequent to our public offering. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

There was no commitment outstanding to the limited partners as of December 31, 2000. For the year ended December 31, 1999 the limited partners were paid cumulative distributions of $2,039 and there was a commitment outstanding to the limited partners of $704 as of December 31, 1999. The limited partners were paid $704 during March 2000 in conjunction with this commitment. The Priority Class A Common shareholders will be entitled to receive dividends in excess of the priority distribution [See Note 9] after the limited partners have received an amount equal to the priority distribution. The holders of the Priority Class A Common Shares will be entitled to receive further distributions on a pro rata basis with the holders of the limited partnership units.

We are the sole general partner in the Partnership, which is the sole general partner in the subsidiary partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the Partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have entered into percentage leases relating to 17 hotels with HHMLP. Each percentage lease will have an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for these 17 hotels may be extended for an additional five-year term at the Lessee's option. At the end of the first extended term, the Lessee, at its option, may extend some or all of the percentage leases for these hotels for an additional five-year term. Pursuant to the terms of the percentage leases, the Lessee is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[6] Commitments and Contingencies and Related Party Transactions [Continued]

We have future lease commitments from HHMLP through October 2005 and with Noble through May 2003. Minimum future rental income under these non-cancellable operating leases at December 31, 2000, is as follows:

     2001                    $       10,059
     2002                             8,244
     2003                             5,966
     2004                             1,699
     2005                             1,062
     Thereafter                           0
                             --------------
     Total                   $       27,030
                             ==============

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

For the year ended December 31, 2000 we earned initial fixed rents of $7,896 and earned percentage rents of $4,878. For the period January 26, 1999 through December 31, 1999, we earned initial fixed rents of $4,152 and earned percentage rents of $3,112.

We have acquired eleven hotel, since the commencement of operations, for prices that will be adjusted at either December 31, 2000, 2001 or 2002. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on each hotel's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value plus the value of any distributions that would have been made with respect to such units of limited partnership interest if such units of limited partnership interest had been issued at the time of the acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units of limited partnership interest that, when multiplied by the offering price, equals the decrease in value plus the value of any distributions made with respect to such units of limited partnership interest. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. As of December 31, 2000 and 1999, $244 and $155 has been charged to operations, respectively.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------


[6] Commitments and Contingencies and Related Party Transactions [Continued]

We owed the Lessee, a related party, $42 and $144 for replacement reserve reimbursements and $133 and $44 under the administrative services agreement as of December 31, 2000 and 1999, respectively.

We lease a parcel of real estate to Mr. Hasu P. Shah for a nominal amount per year.

We leased one parcel of real estate from the Hersha Affiliates for an aggregate annual rental of $15 during the year ended December 31, 2000. We lease two parcels of real estate from the Hersha Affiliates for an aggregate annual rental of $21 during the year ended December 31, 1999.

We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain legal fees aggregating $199 and $153 during the years ended December 31, 2000 and 1999, respectively. Of this amount $174 and $144 was capitalized as Settlement costs, respectively.

We have approved the lending of up to $3.0 million to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects. As of December 31, 2000 and 1999, the Hersha Affiliates owe us $800 and $1,000 related to this borrowing. The Hersha Affiliates have borrowed this money from us at an interest rate of 12.0% per annum. Interest income from these advances was $50 and $28 for the year ended December 31, 2000 and 1999, respectively.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[7]  Stock Option Plans [Continued]

We issued options to purchase 500,000 Class B common shares and units under the Option Plan with an exercise price of $6.00, subject to the price restrictions mentioned above. Utilizing the Black Scholes option pricing model no compensation is required to be recorded or disclosed.

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

We issued options to purchase 34,000 Class B Common Shares under the Trustees' Plan with an exercise price of $6.00, subject to the price restrictions mentioned above. Utilizing the Black Scholes option pricing model no compensation is required to be recorded or disclosed.

The fair value of each option grant is estimated on the date of the grant with the following weighted average assumptions:

Dividend Yield                     12.00%
Expected Volatility                 10.0%
Risk-Free Interest Rate             5.25%
Expected Lives                      3 Years

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[7]  Stock Option Plans [Continued]

A summary of stock option activity under all plans is as follows:


                                                             Weighted
                                                              Average
                                         Shares           Exercise Price
                                       ----------        ----------------
Outstanding December 31, 1998                   -            $       -
  Granted                               1,033,975            $    6.00
  Exercised                                     -                    -
  Forfeited/Expired                             -                    -
  Cancelled                              (499,975)           $     6.00
                                        ---------            ----------
Outstanding December 31, 1999             534,000            $     6.00
                                        =========            ==========
Exercisable December 31, 1999                   -
                                        =========
  Granted                                       -                     -
  Exercised                                     -                     -
  Forfeited/Expired                             -                     -
  Cancelled                                     -                     -
                                        ---------            ----------
Outstanding December 31, 2000             534,000            $     6.00
                                        =========
Exercisable December 31, 2000                   -
                                        =========

The following table summarizes information about stock options at December 31, 2000:

                                                       Outstanding                                Exercisable
                                      --------------------------------------------     --------------------------------
                                        Weighted Average         Weighted Average                     Weighted Average
Exercise                                    Remaining                Exercise                              Exercise
 Price              Shares             Contractual Life                Price            Shares               Price
 -----            ---------           ------------------               -----           --------              -----
$6.00              534,000                   3.42                      $6.00                 -                   -

The number of shares available at December 31, 2000 and 1999 for granting of options was 316,000.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[8]  Earnings Per Share

                                                                              Year ended               Year ended
                                                                              December 31,             December 31,
                                                                                  2000                     1999
                                                                              ------------             ------------
Net Income for Basic Earnings Per Share                                       $      2,755             $      1,338

Add: Income Attributable to Minority Interest                                        1,908                    1,707
                                                                              ------------             ------------
Net Income for Diluted Earnings Per Share                                     $      4,663             $      3,045
-----------------------------------------                                     ============             ============

Weighted Average Shares for Basic Earnings Per Share                             2,275,000                2,275,000

Dilutive Effect of Limited Partnership Units                                     4,440,996                4,094,700
                                                                              ------------             ------------
Weighted Average Shares for Diluted Earnings Per Share                           6,715,996                6,369,700
------------------------------------------------------                        ============             ============

Potential future dilutive securities include 4,440,996 shares issuable under limited partnership units and 534,000 shares issuable under outstanding options.

[9]  Capital Stock

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $0.18 per share on a quarterly basis and participates equally in additional dividends after the Class B Common Shares have received $.18 per share in each quarterly period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares commenced on the date of the closing of the initial public offering and ends on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Hersha Hospitality Limited Partnership Agreement, the limited partners have certain redemption rights that enable them to cause the Partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. At December 31, 2000 and 1999, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,440,996 and 4,205,970, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[9]  Capital Stock [Continued]

The Company's common stock is duly authorized, fully paid and nonassessable. Common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Trustees of the Company out of assets legally available and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. See Note 4 for a discussion of the units issued and the redemption rights of minority interest shareholders with respect to 4,440,996 units that are redeemable on a one-for-one basis for shares of Class B common stock. None of the units discussed in Note 4 have been redeemed.

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

Upon liquidation of the Partnership during the Priority Period, after payment of, or adequate provision for, debts and obligations of the Partnership, including any partner loans, any remaining assets of the Partnership will be distributed in the following order of priority: (i) first, to us until we have received any unpaid Preferred Return plus an amount equal to $6.00 per Unit held us, (ii) second, to the Limited Partners in accordance with their respective percentage interests in the Partnership until each Limited Partner has received an amount equal to any unpaid Preferred Return plus $6.00 per Unit held by such Limited Partner, and (iii) finally, to us and the Limited Partners with positive capital accounts.

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

[10] New Authoritative Pronouncements

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[10] New Authoritative Pronouncements [Continued]

Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 on January 1, 2001 is not expected to have a material impact on the financial position the results of operations of the Company.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. We do not currently have any derivative instruments and are not currently engaged in any hedging activities. In June 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 30, 2000.


[11] Fair Value of Financial Instruments

At December 31, 2000 and 1999, financial instruments include cash and cash equivalents, lease payments receivable, accounts payable, accrued expenses, loans to and from related parties, a line of credit and mortgages payable. The fair values of cash and cash equivalents, lease payments receivable and accounts payable and accrued expenses approximate carrying value because of the short-term nature of these instruments. Loans to and from related parties carry interest at rates that approximate our borrowing cost. The fair value of mortgages payable and the line of credit approximates carrying value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[12] Pro Forma Information[Unaudited]

Due to the impact of the acquisitions, historical operations may not be indicative of future results of operations and net income per common share.

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the Partnership, including the acquisitions discussed in Note [4] - Investment in Hotel Properties, and the commencement of the percentage leases had occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma condensed statement of operations is not necessarily indicative of what actual results of our operations would have been assuming such operations had commenced as of January 1, 2000 and 1999, respectively, nor does it purport to represent the results of operations for future periods.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[12] Pro Forma Information [Unaudited][Continued]

                 Pro Forma Condensed Statements of Operations
                 --------------------------------------------
                For the years ended December 31, 2000 and 1999
                ----------------------------------------------
              [In Thousands, Except Share and Per Share Amounts]
               ------------------------------------------------

                                                            Years Ended
                                                             December 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
Revenue:
   Percentage Lease Revenue                         $    14,372     $     8,299
   Other Revenue                                             69             125
                                                    -----------     -----------
   Total Revenue                                         14,441           8,424

Expenses:
   Interest expense                                       5,303           1,768
   Real Estate and Personal Property
   Taxes and Property Insurance                             828             546
   Land lease                                                15              20
   General and Administrative                               718             424
   Depreciation and Amortization                          4,236           2,433
                                                    -----------     -----------
   Total Expenses                                        11,100           5,191
   Income Before Minority Interest                        3,341           3,233
   Income Allocated to Minority Interest                  2,380           1,985
                                                    -----------     -----------
   Net income                                       $       961     $     1,248
                                                    ===========     ===========
   Basic Earnings Per Common Share                  $      0.42     $      0.55
                                                    ===========     ===========
   Diluted Earnings Per Common Share                $      0.42     $      0.50
                                                    ===========     ===========
   Weighted Average Shares:
   Basic                                              2,275,000       2,275,000
   Diluted                                            6,715,996       6,480,970



                                . . . . . . . .

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[13] Selected Quarterly Financial Data (Unaudited)

                                                               Quarter
                                          ------------------------------------------------
                                              1st        2nd         3rd          4th
                                          ----------  ----------  ----------    ----------
                                          (Dollars in thousands, except per share amounts)
Fiscal 1999
Total Revenues                              $ 1,184    $ 1,912      $ 2,114      $ 2,160
Income Before Minority Interest                 409        529          965        1,142
Net Income                                      277        381          375          305
Basic Earnings Per Common Share             $  0.12    $  0.17      $  0.16      $  0.14
                                            =======    =======      =======      =======
Diluted Earnings Per Common Share           $  0.07    $  0.14      $  0.16      $  0.11
                                            =======    =======      =======      =======

Fiscal 2000
Total Revenues                              $ 2,353    $ 3,216      $ 3,687      $ 3,568
Income Before Minority Interest                 322        562          993          878
Net Income                                      294        207          269           77
Basic Earnings Per Common Share             $  0.13    $  0.09      $  0.12      $  0.03
                                            =======    =======      =======      =======
Diluted Earnings Per Common Share           $  0.05    $  0.09      $  0.12      $  0.11
                                            =======    =======      =======      =======

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the lodging industry and the number of accounting days per quarter.

                               .  . . . . . . .

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF
DECEMBER 31, 2000
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                                                                                 Gross Amounts at which
                                                                            Costs  Capitalized           Carried at
                                                   Initial Costs       Subsequent to Acquisition     Close of Period
                                             ------------------------  ------------------------  -----------------------
                                                        Buildings and             Buildings and            Buildings and
Description                   Encumbrances    Land      Improvements    Land      Improvements     Land    Improvements     Total
-----------                   ------------    ----      ------------    ----      ------------     ----    ------------     -----
Holiday Inn,
   Harrisburg, PA              $  3,400     $   412       $ 1,234      $     -      $  1,827      $   412    $  3,061      $  3,473
Holiday Inn,
   Milesburg, PA                      -          42         1,158           61         3,256          103       4,414         4,517
Holiday Inn Express,
   New Columbia, PA               1,800          94         2,510           54           482          148       2,992         3,140
Comfort Inn,
   Harrisburg, PA                 2,500           -           850            -         2,418            -       3,268         3,268
Holiday Inn Express,
   Hershey, PA                    4,700         426         2,645          249         1,950          675       4,595         5,270
Clarion Suites,
   Philadelphia, PA                   -         262         1,049          828         3,735        1,090       4,784         5,874
Holiday Inn Express & Suites,
   Harrisburg, PA                 2,030         213         1,934            -           202          213       2,136         2,349
Comfort Inn,
   Harrisburg, PA                 2,400           -         2,720          175           405          175       3,125         3,300
Comfort Inn,
   Denver, PA                         -           -           782           80         1,610           80       2,392         2,472
Comfort Inn-JFK,
   Jamaica, NY                        -         850         4,093            -             -          850       4,093         4,943
Hampton Inn,
   Selinsgrove, PA                3,300         157         2,511           93         2,000          250       4,511         4,761
Hampton Inn,
   Carlisle, PA                   3,950         300         3,109           97         1,006          397       4,115         4,512
Hampton Inn,
   Danville, PA                   2,500         300         2,787            -            71          300       2,858         3,158
Hampton Inn,
   Hershey, PA                    5,398         807         5,714            -             -          807       5,714         6,521
Comfort Inn,
   McHenry, MD                    1,202         196         1,328            -             -          196       1,328         1,524
Best Western
   Indiana, PA                    1,362         136         1,846            -             -          136       1,846         1,982
Hampton Inn
   Newman, GA                     3,508         712         5,504            -             -          712       5,504         6,216
Hampton Inn,
   Peachtree City, GA             2,320         394         3,054            -             -          394       3,054         3,448
Comfort Suites,
   Duluth, GA                     3,261         470         4,343            -             -          470       4,343         4,813
Holiday Inn Express,
   Duluth, GA                     2,704         432         2,912            -             -          432       2,912         3,344
Sleep Inn,
   Pittsburgh, PA                 3,715         734         3,785            -             -          734       3,785         4,519
                               --------     --------      --------     -------      --------      -------    --------      --------
                               $ 50,050     $ 6,937       $ 55,868     $ 1,637      $ 18,962      $ 8,574    $ 74,830      $ 83,404
                               ========     ========      ========     =======      ========      =======    ========      ========

                                                                                 Life
                                Accumulated        Net                         Upon Which
                               Depreciation     Book Value                    Latest Income
                               Buildings and   Buildings and      Date of     Statement is
Description                    Improvements    Improvements     Acquisition     Computed
-----------                    ------------    ------------     -----------     --------
Holiday Inn,
   Harrisburg, PA                $   542         $  2,931        12/15/94       15 to 40
Holiday Inn,
   Milesburg, PA                     788            3,729        08/15/85       15 to 40
Holiday Inn Express,
   New Columbia, PA                  224            2,916        12/01/97       15 to 40
Comfort Inn,
   Harrisburg, PA                    272            2,996        06/15/84       15 to 40
Holiday Inn Express,
   Hershey, PA                       320            4,950        10/01/97       15 to 40
Clarion Suites,
   Philadelphia, PA -                470            5,404        06/30/95       15 to 40
Holiday Inn Express & Suites,
   Harrisburg, PA                    121            2,228        03/06/98       15 to 40
Comfort Inn,
   Harrisburg, PA                    200            3,100        05/15/98       15 to 40
Comfort Inn
   Denver, PA                        455            2,017        01/01/88       15 to 40
Comfort Inn-JFK
   Jamaica, NY                       141            4,802        08/11/99       15 to 40
Hampton Inn
   Selinsgrove, PA                   388            4,373        09/12/96       15 to 40
Hampton Inn
   Carlisle, PA                      330            4,182        06/01/97       15 to 40
Hampton Inn
   Danville, PA                      159            2,999        08/28/97       15 to 40
Hampton Inn ,
   Hershey, PA                       182            6,339        01/01/00       15 to 40
Comfort Inn ,
   McHenry, MD                       102            1,422        01/01/00       15 to 40
Best Western,
   Indiana. PA                       188            1,794        01/01/00       15 to 40
Hampton Inn,
   Newman, GA                         97            6,119        04/20/00       15 to 40
Hampton Inn,
   Peachtree City, GA                 54            3,394        04/20/00       15 to 40
Comfort Suites,
   Duluth, GA                         68            4,745        05/19/00       15 to 40
Holiday Inn Express
   Duluth, GA                         46            3,298        05/19/00       15 to 40
Sleep Inn,
   Pittsburgh, PA                    236            4,283        10/01/00       15 to 40
                                 -------         --------
                                 $ 5,383         $ 78,021
                                 =======         ========

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST SUBSIDIARIES
NOTES TO SCHEDULE III
[IN THOUSANDS]
--------------------------------------------------------------------------------


                                                                    2000
                                                                  --------
Reconciliation of Real Estate:
Balance at Beginning of Year                                      $ 47,512
Additions During Year                                               35,892
Deletions During Year                                                    -
                                                                  --------
Balance at End of Year                                            $ 83,404
                                                                  ========
Reconciliation of Accumulated Depreciation:
Balance at Beginning of Year                                      $  1,099
Depreciation for the Year                                            4,284
Accumulated Depreciation on Deletions                                    -
                                                                  --------
Balance at End of Year                                            $  5,383
                                                                  ========

The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $57,759

Depreciation is computed based upon the following useful lives:
Buildings and Improvements                                        15 to 40 years

                         INDEPENDENT AUDITOR'S REPORT


To the Partners of
  Hersha Hospitality Management L.P.
  New Cumberland, Pennsylvania


     We have audited the accompanying balance sheets of Hersha Hospitality Management L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Management L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   MOORE STEPHENS, P. C.
                                   Certified Public Accountants.


New York, New York
March 1, 2001

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS(1)
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                                                     December 31,       December 31,
                                                                     ------------       ------------
Current Assets:                                                          2000               1999
                                                                         ----               ----
 Cash and Cash Equivalents                                           $       623        $       778
 Accounts Receivable, less allowance for doubtful
  accounts of $135 and $135 at December 31, 2000 and
  1999, respectively                                                         891                817
 Prepaid Expenses                                                             13                 60
 Due from Related Party - HHLP                                               175                188
 Due from Related Parties                                                  1,604                796
 Other Assets                                                                281                184
                                                                     -----------        -----------
                Total Current Assets                                       3,587              2,823

Franchise Licenses [Net of accumulated amortization of
$28 and $0 at December 31, 2000 and 1999, respectively]                      307                287
Software                                                                      17                 --
Property and Equipment                                                     1,158                894
                                                                     -----------        -----------

Total Assets                                                         $     5,069        $     4,004
                                                                     ===========        ===========

Liabilities and Partners' Capital:
Current Liabilities:
 Accounts Payable                                                    $     1,639        $     1,354
 Accounts Payable Related Party                                               60                 30
 Accrued Expenses                                                            449                432
 Other Liabilities                                                            21                 --
 Due to Related Parties                                                      331                 --
 Lease Payments Payable Related Party - HHLP                               2,644              2,116
                                                                     -----------        -----------
 Total Current Liabilities                                                 5,144              3,932

 Commitments                                                                   -                  -

 Partners' Capital                                                           (75)                72
                                                                     -----------        -----------
 Total Liabilities and Partners' Capital                             $     5,069        $     4,004
                                                                     ===========        ===========

(1)  Operations commenced on January 1, 1999.

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (1)
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                                      Year Ended         Year Ended
                                                      December 31,       December 31,
                                                          2000               1999
                                                          ----               ----
Revenues from Hotel Operations
     Room Revenue                                       $  29,297          $  21,871
     Restaurant Revenue                                     1,963              2,074
     Other revenue                                          1,568              1,354
                                                        ---------          ---------
Total Revenues from Hotel Operations                    $  32,828          $  25,299
                                                        ---------          ---------

Expenses:
     Hotel Operating Expenses                              12,488              9,944
     Restaurant Operating Expenses                          1,754              1,822
     Advertising and Marketing                              1,856              1,228
     Bad Debts                                                 17                247
     Depreciation and Amortization                            207                102
     General and Administrative                             4,791              3,717
     General and Admin. - Related Parties                     939              1,361
     Lease Expense - HHLP                                  10,923              7,264
                                                        ---------          ---------
     Total Expenses                                     $  32,975          $  25,685
                                                        ---------          ---------

     Net Loss                                           $    (147)         $    (386)
                                                        =========          =========

(1)  Operations commenced on January 1, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (1)
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                                   General         Limited
                                                   Partner         Partners       Total
                                                   -------         --------       -----
Partners Capital - December 31, 1998               $     -         $     -       $      -

Contribution by Partners                                 -             458            458

Net Loss                                                (4)           (382)          (386)
                                                   -------         -------       --------

Partners Capital - December 31, 1999               $    (4)        $    76       $     72

Net Loss                                                (1)           (146)          (147)
                                                   -------         -------       --------

Partners Capital - December 31, 2000               $    (5)        $   (70)      $    (75)
                                                   =======         =======       ========

(1)  Operations commenced on January 1, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999(1)
[IN THOUSAND]
--------------------------------------------------------------------------------

                                                           December 31,       December 31,
                                                               2000              1999
                                                            -----------       ----------
Operating Activities:
         Net (Loss)                                         $      (147)      $     (386)
                                                            -----------       ----------
         Adjustments to Reconcile Net Income to
         Net Cash Provided by (Used in) Operating
           Activities:
              Depreciation and Amortization                         207              102
              Allowance for Doubtful Accounts                         -              247
         Change in Assets and Liabilities:
         (Increase) Decrease in:
              Accounts Receivable                                   (74)          (1,064)
              Prepaid Expenses                                       47              (60)
              Other Assets                                          (97)             (52)
              Due from Related Parties                             (265)          (1,714)
         Increase (Decrease):
              Accounts Payable                                      217              660
              Accounts Payable - Related Party                       30               30
              Lease Payments Payable - HHLP                         528            2,116
              Due to Related Parties                               (200)               -
              Accrued Expenses                                       18              432
              Other Liabilities                                      21                -
                                                                      -                -
                                                            -----------       ----------
         Total Adjustments                                          432              697
                                                            -----------       ----------
Net Cash Provided by Operating Activities                           285              311

Investing Activities
         Property and Equipment                                    (448)            (217)
         Franchise Licenses                                         (60)             (10)
                                                            -----------       ----------
Net Cash Used in Investing Activities                              (508)            (227)

Financing Activities
         Cash Overdraft                                              68              694
                                                            -----------       ----------
                                                                      -                -
Net Cash Provided by Financing Activities                            68              694

Net Increase (Decrease) in Cash and Cash Equivalents               (155)             778

Cash and Cash Equivalents - Beginning of Year                       778                -
                                                            -----------       ----------
Cash and Cash Equivalents - End of Year                     $       623       $      778
                                                            -----------       ----------

(1)  Operations commenced on January 1, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (1)
[IN THOUSANDS]
--------------------------------------------------------------------------------

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

(1)  Operations commenced on January 1, 1999

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[1]  Organization

Hersha Hospitality Management, L.P., the ["Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, the ["Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates which are not owned by the Partnership. We commenced operations on January 1, 1999 and as of December 31, 2000 leased 17 hotel properties from the Partnership.

[2]  Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased, carried at cost, which approximates fair value. We have no cash equivalents at December 31, 2000 or 1999.

Inventories - Inventories of $28, consisting primarily of food and beverages and which are included in other assets, are stated at the lower of cost [generally, first-in, first-out] or market.

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

The estimated lives used to depreciate the property improvements are as follows:

Building and Improvements           15 to 40 years
Furniture and Equipment              5 to 7 years

Franchise Licenses - The franchise agreements have lives ranging from 10 to 20 years but may be terminated by either party on certain anniversary dates specified in the agreements. The franchise fees are amortized over their respective franchise lives utilizing the straight-line method. Amortization expense was $39 and $28 for the years ended December 31, 2000 and 1999, respectively.

Revenue Recognition - Revenue is recognized as earned which is when services are rendered.

Income Taxes - As a partnership, we are not subject to federal and state income taxes, however, we must file informational income tax returns and the partners must take their respective portion of the items of income or loss into consideration when filing their respective returns.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[2]  Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from our normal business activities. We place our cash with high credit quality financial institutions. We do not require collateral to support our financial instruments. At December 31, 2000 and 1999 we had approximately $0 and $20, respectively, in financial institutions that exceeded federally insured amounts.

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

Advertising and Marketing - Advertising and marketing costs are expensed as incurred and totaled $1,856 and $1,228 for the years ended December 31, 2000 and 1999, respectively. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services. Payments under these agreements related to marketing services amounted to $571 and $415 for the years ended December 31, 2000 and 1999, respectively.

[3]  Commitments and Related Party Transactions

We have assumed the rights and obligations under the terms of existing franchise licenses relating to the hotels upon acquisition of the hotels by the Partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. During the years ended December 31, 2000 and 1999 franchise fees totaling $1,612 and $1,182 were charged to general and administrative expenses, respectively.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[3]  Commitments and Related Party Transactions [Continued]

Minimum future lease payments due during the noncancellable portion of the leases as of December 31, 2000 are as follows:

          2001                  $   7,258
          2002                      5,443
          2003                      5,024
          2004                      1,699
          2005                      1,062
          Thereafter                    0
                                ---------
                         Total  $  20,486
                                =========

For the years ended December 31, 2000 and 1999 we incurred initial fixed rents of $6,045 and $4,152 and percentage rents of $4,878 and $3,112, respectively.

As of December 31, 2000 and 1999, the amount due to the Partnership for lease payments was $2,644 and $2,116, respectively.

During the years ended December 31, 200 and 1999, we provided for and were reimbursed for capital improvements totaling $1,076 and $794 to the hotels which are the responsibility of HHLP. As of December 31, 2000, $42 remains receivable and is recorded as Due from HHLP.

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55,000 with an additional $10,000 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. For the years ended December 31, 2000 and 1999, we have earned $243 and $155, respectively for the services provided in accordance with the Agreement. These fees are included in Other Revenues. At December 31, 2000, $133 remains receivable and is recorded as Due from HHLP.

We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain nominal legal fees for consultation.

For the years ended December 31, 2000 and 1999, we paid to Hersha Construction Company $186 and $1,101, respectively, for construction work related to the renovation of hotel properties.

For the years ended December 31, 2000 and 1999, we paid to Hersha Hotel Supply $976 and $761, respectively, for hotel supplies of which $60 was in accounts payable at December 31, 2000. These expenses are included in Hotel Operating Expenses and Restaurant Operating Expenses.

We provide office space to various related entities. The total rent collected for the years ended December 31, 2000 and 1999 was $99 and $0.

During the years ended December 31, 2000 and 1999, we had advances to related parties of $950 and $1,196, respectively. These advances were inclusive of accrued interest of $0 and $29, respectively, and repayments from related parties of $473 and $400, respectively. Interest income of $45 and $102, respectively, was recorded on these loans.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[4]  Property and Equipment

Property and equipment consist of the following at December 31, 2000 and 1999:

                                          2000          1999
                                          ----          ----
Buildings and Improvements              $   682       $   680
Furniture, Fixtures and Equipment           620           246
Automobiles                                 118            15
                                        -------       -------
Subtotal                                  1,420           941
Less Accumulated Depreciation               262            74
                                        -------       -------
                                          1,158           867
Construction in Progress                      -            27
                                        -------       -------
Total Property and Equipment            $ 1,158       $   894
                                        =======       =======

Depreciation expense was $168 and $74 for the years ended December 31, 2000 and 1999, respectively.

[5] Share Appreciation Rights Plan ["SAR"]

We have established a share appreciation rights plan ["SAR"] to incentivize our employees to improve the operations of our Lessor, HHLP, and to associate our employee's interest with those of our Lessor. Officers and employees of our
company are eligible to participate in the SAR.   The SAR entitles the holder to
receive, with respect to each Class B Common Share encompassed by the exercise of such SAR, the amount determined by the Administrator and specified in an Agreement.

A SAR granted under this Plan will be exercisable only if (i) the General Partner of the Lessor, Hersha Hospitality Trust, obtains a per share closing price on the Class A Common Shares of $9.00 or higher for 20 consecutive trading days; and (ii) the closing price on the Class A Common Shares for the prior trading day was $9.00 or higher.

The maximum period in which a SAR may be exercised shall be determined by the Administrator on the date of grant, except that no SAR shall be exercisable after the expiration of five years from the date such SAR is granted.

The administrator of the plan, Hersha Hospitality Management, Co. [HHMCO], selects the individuals who participate in the Option Plan and the maximum aggregate number of Class B Common Shares with respect to which SARs may be granted under this Plan is 300,000. Hersha Hospitality Trust has issued 300,000 restricted share options for the express purpose of exercising SARs on their respective exercise dates. As of December 31, 2000 and 1999, we have issued 273,850 and 0 SARs to our employees, respectively.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[6]  Employee Benefit Plans

We sponsor a defined contribution employee benefit plan (the "401K Plan"). Substantially all employees who are age 21 or older and have at least six months of service are eligible to participate in the 401K Plan. Employees may contribute up to 15% of their compensation to the 401K Plan, subject to certain annual limitations. Employer contributions to the 401K Plan are discretionary and we currently do not contribute to the Plan. We do absorb certain administrative expenses related to the maintenance of the 401K Plan.

[7]  New Authoritative Pronouncements

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 on January 1, 2001 is not expected to have a material impact on the financial position r the results of operations of the Company.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The lessee does not currently have any derivative instruments and is not currently engaged in any hedging activities. In June 1999 the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 30, 2000.

[8]   Fair Value of Financial Instruments

At December 31, 2000, financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and loans to related parties. The fair values of these instruments approximate carrying value because of their short-term nature.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[9]  Pro Forma Financial Information [Unaudited]

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the Partnership and the commencement of the percentage leases had occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma condensed statements of operations are not necessarily indicative of what our actual results of operations would have been assuming such operations had commenced as of January 1, 2000 and 1999, respectively, nor does it purport to represent the results of operations for future periods.

                 Pro Forma Condensed Statements of Operations
                 ---------------------------------------------
                 For the year ended December 31, 2000 and 1999
                 ---------------------------------------------
                                [In Thousands]
                                 ------------
                                  [Unaudited]
                                   ---------

                                                     2000           1999
                                                     ----           ----

Revenue from Hotel Operations:
 Room Revenue                                     $    29,297    $     21,888
 Food & Beverage                                        1,963           2,074
 Telephone and Other                                    1,764           1,415
                                                  -----------    ------------
  Total Revenue from Hotel Operations             $    33,024    $     25,377

Expenses:
 Hotel Operating Expenses                              12,488           9,944
 Restaurant Operating Expenses                          1,755           1,822
 Advertising and Marketing                              1,856           1,228
 Bad Debt                                                  17             247
 Depreciation and Amortization                            207             102
 General and Administrative                             4,791           3,717
 General and Administrative - Related Parties             939           1,036
 Lease Expense Related Party - HHLP                    10,923           7,264
 Lease Expense - Other Related Parties                      0             618
                                                  -----------    ------------
 Total Expenses                                   $    32,976    $     25,978
                                                  -----------    ------------
 Net Income (Loss)                                $        48    $       (601)
                                                  ===========    ============


                         .   .   .   .   .   .   .   .

                         INDEPENDENT AUDITOR'S REPORT


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


                                    MOORE STEPHENS, P. C.
                                    Certified Public Accountants.

Cranford, New Jersey
February 19, 1999

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
COMBINED BALANCE SHEETS
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                                     December 31,
                                                  -------------------
                                                     1998      1997
                                                  --------- ---------
Assets:
Investment in Hotel Properties:
 Land                                             $  2,099  $  2,099
 Buildings and Improvements                         22,489    19,276
 Furniture, Equipment and Other                      7,176     6,056
                                                  --------  --------
 Totals                                             31,764    27,431
 Less: Accumulated Depreciation                      4,835     3,356
                                                  --------  --------
 Totals                                             26,929    24,075
 Construction in Progress                              235     1,412
                                                  --------  --------
 Net Investment in Hotel Properties                 27,164    25,487
 Cash and Cash Equivalents                             373       694
 Accounts Receivable                                   460       394
 Prepaid Expenses and Other Assets                     431       182
 Due from Related Parties                              103       268
 Intangible Assets                                   1,348     1,427
                                                  --------  --------
 Total Assets                                     $ 29,879  $ 28,452
                                                  ========  ========

Liabilities and Owners' Equity:
 Mortgages Payable                                $ 19,578  $ 14,713
 Accounts Payable and Accrued Expenses                 525     1,092
 Accrued Expenses - Related Parties                     54       153
 Due to Related Parties                              4,459     9,169
 Other Liabilities                                     149       172
                                                  --------  --------
 Total Liabilities                                  24,765    25,299
Commitments                                             --        --

Owners' Equity:
 Net Combined Equity                                 5,114     3,153
                                                  --------  --------
 Total Liabilities and Owners' Equity             $ 29,879  $ 28,452
                                                  ========  ========

The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
COMBINED STATEMENTS OF OPERATIONS
[IN THOUSANDS]
--------------------------------------------------------------------------------



                                                                  Years ended
                                                       -------------------------------
                                                                  December 31,
                                                       -------------------------------
                                                          1998       1997       1996
                                                       ---------  ---------  ---------
Revenues from Hotel Operations:
 Room Revenue                                           $ 15,185   $ 10,880  $  7,273
 Restaurant Revenue                                        2,111      1,744     2,106
 Other Revenue                                               790        821       610
                                                        --------   --------  --------
 Total Revenue                                            18,086     13,445     9,989
                                                        --------   --------  --------

Expenses:
 Hotel Operating Expenses                                  7,449      5,628     4,538
 Restaurant Operating Expenses                             1,469        996     1,304
 Advertising and Marketing                                   918        571       532
 Depreciation and Amortization                             1,543      1,189       924
 Interest Expense                                          1,605        821       605
 Interest Expense - Related Parties                          386        533       316
 General and Administrative                                2,065      1,644     1,422
 General and Administrative - Related Parties                608        320       364
 Loss on Abandonments and Asset Disposals                     95         --        12
 Liquidation Damages                                          --         14        --
                                                        --------   --------  --------
 Total Expenses                                           16,138     11,716    10,017
                                                        --------   --------  --------
 Net Income [Loss]                                      $  1,948   $  1,729  $    (28)
                                                        ========   ========  ========

The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
COMBINED STATEMENTS OF OWNERS' EQUITY
[IN THOUSANDS]
--------------------------------------------------------------------------------

Balance - December 31, 1995                            $ 2,217
Net [Loss]                                                 (28)
Capital Contributions                                      470
Cash Distributions                                        (470)
                                                       -------
Balance - December 31, 1996                              2,189

Net Income                                               1,729
Capital Contributions                                       59
Cash Distributions                                        (824)
                                                       -------
Balance - December 31, 1997                              3,153
Net Income                                               1,948
Capital Contributions                                    1,159
Cash Distributions                                      (1,146)
                                                       -------
Balance - December 31, 1998                            $ 5,114
                                                       =======

The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
COMBINED STATEMENTS OF CASH FLOWS
[IN THOUSANDS]
--------------------------------------------------------------------------------



                                                                       Years ended
                                                           --------------------------------
                                                                       December 31,
                                                           --------------------------------
                                                             1998         1997       1996
                                                           ---------   ---------   --------
Operating Activities:
  Net Income [Loss]                                          $ 1,948    $  1,729   $   (28)
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization Expense                        1,604       1,246       966
  Loss on Abandonments and Disposal of Assets                     95          --        12
  Writeoff of Financing Fees                                      --          44        --

 Changes in Assets and Liabilities:
  Accounts Receivable                                            (66)       (203)      105
  Prepaid Expenses and Other Assets                             (249)        (28)      (28)
  Accounts Payable and Accrued Expenses                         (666)        584       241
  Other Liabilities                                              (23)        (78)       79
                                                             -------   ---------   -------
  Net Cash - Operating Activities                              2,643       3,294     1,347
                                                                       ---------   -------

Investing Activities:
  Improvements and Additions to Hotel Properties              (3,251)    (12,821)   (5,601)
  Payment for Intangibles                                        (46)       (166)     (117)
  Advances to Related Parties                                   (501)       (268)      (99)
  Repayment of Advances to Related Parties                       666         107       584
  Proceeds from Sale of Assets                                    --          --       129
                                                             -------   ---------   -------
  Net Cash - Investing Activities                             (3,132)    (13,148)   (5,104)
                                                             -------   ---------   -------
Financing Activities:
  Proceeds from Mortgages Payable                              5,639       9,526     3,631
  Principal Payments on Mortgages Payable                       (774)     (3,383)     (612)
  Advances from Related Parties                                3,411       6,555     2,756
  Repayments of Advances from Related Parties                 (8,121)     (1,622)   (1,915)
  Capital Contributions                                        1,159          59       470
  Distributions Paid                                          (1,146)       (824)     (470)
                                                             -------   ---------   -------
  Net Cash - Financing Activities                                168      10,311     3,860
                                                             -------   ---------   -------
  Net [Decrease] Increase in Cash and Cash Equivalents          (321)        457       103
  Cash and Cash Equivalents at Beginning of Years                694         237       134
                                                             -------   ---------   -------
  Cash and Cash Equivalents at End of Years                  $   373   $     694   $   237
                                                             =======   =========   =======

  Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
  Interest [Net of Amounts Capitalized]                      $ 2,087   $  1,133    $   903

The Accompanying Notes Are an Integral Part of These Combined Financial Statements.

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

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

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

[3] Intangible Assets

     At December 31, 1998 and 1997, intangibles consisted of the following:


                                                   Accumulated
                                                   -----------
December 31, 1998:                      Cost      Amortization        Net
                                        ----      ------------        ---

 Goodwill                             $ 1,168         $    294     $    874
 Franchise Fees                           374               66          308
 Loan Acquisition Fees                    196               30          166
                                      -------         --------     --------

 Totals                               $ 1,738         $    390     $  1,348
 ------                               =======         ========     ========

                                                   Accumulated
                                                   -----------
December 31, 1997:                      Cost      Amortization        Net
                                        ----      ------------        ---

 Goodwill                             $ 1,168         $    216     $    952
 Franchise Fees                           342               46          296
 Loan Acquisition Fees                    196               17          179
                                      -------         --------     --------

 Totals                               $ 1,706         $    279     $  1,427
 ------                               =======         ========     ========

Amortization expense was $111, $113 and $105 for the years ended December 31, 1998, 1997 and 1996, respectively.

[4] Mortgages Payable

                                                                                            December 31,
                                                                                            ------------
                                                                                       1 9 9 8       1 9 9 7
                                                                                      --------      --------
Holiday Inn, Harrisburg, Pennsylvania:
--------------------------------------
Note payable to bank dated August 19, 1997 with monthly payments of
 $34 including interest at 8.45% until November 1, 2002.  Thereafter the rate is negotiated or the bank's prime rate plus 1/4%.  Final payment is due November 1, 2012.  The property previously was financed by a bank with a note payable with monthly payments of $27
 including interest at the prime rate plus 1-1/2% maturing March 2, 2010 and another note payable with monthly payments of $7 plus
interest at 8-1/2% maturing January 5, 2001.                                          $  3,379      $  3,500

Holiday Inn, Milesburg, Pennsylvania:
-------------------------------------
Note payable to bank dated June 2, 1977 with monthly payments of
$11 including interest at 8% until June 6, 1999                                            835           914
                                                                                      --------      --------

Totals - Forward                                                                      $  4,214      $  4,414

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

[4] Mortgages Payable [Continued]

                                                                                                   December 31,
                                                                                                   ------------
                                                                                              1 9 9 8       1 9 9 7
                                                                                             --------      --------
Totals - Forwarded                                                                           $  4,214      $    414

Clarion Suites, Philadelphia, Pennsylvania:
-------------------------------------------
Note payable to a bank dated June 21, 1995 with monthly payments of
 $16 as adjusted for interest at the prime rate plus 1.25% until July 1,
 2010.  Guaranteed by PIDC Local Development Corporation and the
Small Business Administration.                                                                  1,139         1,195

Note payable to a bank dated June 21, 1995 with monthly payments of $3 plus interest at the prime rate plus .5%.  Principal balance is
due July 1, 2002.                                                                                 383           419

Hampton Inn, Selinsgrove, Pennsylvania:
---------------------------------------
Note payable to a bank dated April 3, 1996 with monthly payments of
 $24 including interest at 7-3/4% until October 3, 2011.                                        2,287         2,385

Hampton Inn, Carlisle, Pennsylvania:
------------------------------------
Note payable to a bank dated September 6, 1996 with monthly payments of $28 including interest at 8% until March 6, 2001.  Thereafter, the rate is negotiated or prime rate plus 1%.  Final payment is due
June 6, 2012.                                                                                   2,739         2,848

Holiday Inn Express, New Columbia, Pennsylvania:
------------------------------------------------
Note payable to a bank dated September 9, 1997 with monthly payments of $27 including interest at 8-1/2% until February 1, 2003.  Thereafter interest will be at the prime rate plus 1/4% as of January 1, 2003 and
January 1, 2008.  Final payment is due January 1, 2013.                                         2,613         1,000

Comfort Inn, West Hanover, Pennsylvania:
----------------------------------------
Note payable to a bank dated August 28, 1997, drawn May 8, 1998, with monthly payments of $23 including interest at 8.0% until May 28, 2003.
 Thereafter, the rate shall be annually adjusted at the prime rate.  Final
payment is due May 28, 2008.                                                                    2,450            --

Holiday Inn Express, Harrisburg, Pennsylvania:
----------------------------------------------
Note payable to a bank dated September 26, 1997 with monthly payments of $11 including interest at 8.35% until October 1, 2000.  Thereafter, the rate is as negotiated or at prime plus 1%.  Final payment is due
October 1, 2012.                                                                                1,071         1,110

Holiday Inn Express, Hershey, Pennsylvania:
-------------------------------------------
Note payable to a bank dated December 30, 1996 with monthly payments of $27 including interest at 8.15% until December 31, 2001.  Thereafter, the rate is as negotiated or prime plus 3/4%.  Final payment is due
January 1, 2013.                                                                                2,682         1,342
                                                                                             --------      --------

Totals                                                                                       $ 19,578      $ 14,713
------                                                                                       ========      ========

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

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

     As of December 31, 1998, aggregate annual principal payments for the five years following December 31, 1998, and thereafter are as follows:

Year ending
-----------
December 31,
------------
 1999                                       $  1,636
 2000                                            878
 2001                                            955
 2002                                          1,260
 2003                                          1,078
 Thereafter                                   13,771
                                            --------

 Total                                      $ 19,578
 -----                                      ========

[5] Owners' Equity

     The owners' equity of the Combined Entities by entity is as follows:

                                                 December 31,
                                                 ------------
                                              1 9 9 8    1 9 9 7
                                              -------    -------

244 Associates                                $   527    $   542
844 Associates                                    488        285
944 Associates                                    133         29
1244 Associates                                   228        373
1444 Associates                                 1,099        829
1644 Associates                                   321        (72)
2144 Associates                                   801        833
2244 Associates                                   472        (54)
2544 Associates                                   478        (60)
Hersha Enterprises                                394        267
MEPS Associates                                   204        170
Shree Associates                                  (31)        11
                                              -------    -------

 Totals                                       $ 5,114    $ 3,153
 ------                                       =======    =======

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #7
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #8
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
COMBINED ENTITIES - INITIAL HOTELS
NOTES TO FINANCIAL STATEMENTS, Sheet #8
[AMOUNTS IN THOUSANDS]
--------------------------------------------------------------------------------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                   PART III

Item 10. Trustees and Executive Officers of Our Company

Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 31, 2001.

Item 11. Executive Compensation

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statements are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 31, 2001 which are incorporated by reference in Part III hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statements are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 31, 2001 which are incorporated by reference in Part III hereof.

Item 13. Certain Relationships and Related Transactions

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statements are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 31, 2001 which are incorporated by reference in Part III hereof.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements

     INDEX TO FINANCIAL STATEMENTS

         Hersha Hospitality Trust and Subsidiaries
         Independent Auditor's Report..................................................................  29
         Consolidated Balance Sheets as of December 31, 2000 and 1999..................................  30
         Consolidated Statements of Operations for the years ended
         December 31, 2000 and 1999....................................................................  31
         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2000 and 1999....................................................................  32
         Consolidated Statements of Cash Flows for the years ended
         December 31, 2000 and 1999....................................................................  33
         Notes to Consolidated Financial Statements....................................................  36
         Schedule III - Real Estate and Accumulated Depreciation for the
         year ended December 31, 2000..................................................................  54

         Hersha Hospitality Management, L.P.
         Independent Auditor's Report..................................................................  56
         Balance Sheets as of December 31, 2000 and 1999...............................................  57
         Statements of Operations for the years ended December 31, 2000 and 1999.......................  58
         Statements of Partners Capital for the years ended December 31, 2000 and 1999.................  59
         Statements of Cash Flows for the years ended December 31, 2000 and 1999.......................  60
         Notes to Financial Statements.................................................................  62

         Combined Entities - Initial Hotels
         Independent Auditors' Report..................................................................  68
         Combined Balance Sheets as of December 31, 1998 and 1997......................................  69
         Combined Statements of Operations for the years ended
         December 31, 1998, 1997, and 1996.............................................................  70
         Combined Statements of Owners' Equity for the years ended
         December 31, 1998, 1997 and 1996..............................................................  71
         Combined Statements of Cash Flows for the years ended
         December 31,  1998, 1997 and 1996.............................................................  72
         Notes to Combined Financial Statements........................................................  73

(b)  Reports on Form 8-K
     A Current Report on Form 8-K was filed by the Company on November 9, 2000 reporting the acquisition of a hotel property.

(c)  Exhibits

     Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.

Exhibit        Document
-------        ---------
  3.1          Amended and Restated Declaration of Trust of the Registrant.

  3.2          Bylaws of the Registrant.

Exhibit        Document
-------        ---------
  4.1          Form of Common Share Certificate.

 10.1 Form of First Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.

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

 10.16 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.

 10.17 Contribution Agreement, dated August 11, 1999, between Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Neil H. Shah, David L. Desfor, Manish M. Patni and Shreenathji Enterprises, Ltd., collectively as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's

Exhibit        Document
-------        ---------
               Current Report on Form 8-K filed on August 26, 1999).

10.18 Contribution Agreement, dated September 1, 1999, between 2844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit
               10.3 to the Company's Current Report on Form 8-K filed on September 14, 1999).

10.19 Purchase Agreement, dated September 1, 1999, between 2544 Associates, as Seller, and 3544 Associates, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 1999).

10.20 Contribution Agreement, dated January 1, 2000, between 1544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit
               10.3 to the Company's Current Report on Form 8-K filed on March 23, 2000).

10.21 Contribution Agreement, dated January 1, 2000, between 1844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit
               10.2 to the Company's Current Report on Form 8-K filed on March 23, 2000).

10.22 Contribution Agreement, dated January 1, 2000, between 3144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K filed on March 23, 2000).

10.23 Contribution Agreement, dated October 1, 2000, between 1944 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K filed on November 9, 2000).

10.24 Form of Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2000).

10.25          Form of Ground Lease.

10.26          Form of Percentage Lease.

10.27 Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.

10.28 Warrant Agreement, dated January 26, 1999, between Anderson & Strudwick, Inc. and Hersha Hospitality Trust.

10.29 Warrant Agreement, dated June 3, 1998, between 2744 Associates, L.P. and Hersha Hospitality Limited Partnership.

10.30          Hersha Hospitality Trust Option Plan.

10.31          Hersha Hospitality Trust Non-Employee Trustees' Option Plan.

10.32 Loan and Security Agreement between 1444 Associates and MEPS Associates and Sovereign Bank (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.33 Note executed by 1444 Associates and MEPS Associates in connection with the Loan and Security Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

21.1*          Subsidiaries of the Registrant.

_____________________

*    Filed herewith
(d)  Financial Statement Schedules

     Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000 included in Item 8 on page 54 hereof.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HERSHA HOSPITALITY TRUST


March 30, 2001                        /s/ Hasu P. Shah
                               --------------------------------
                               Hasu P. Shah
                               Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                        TITLE                               DATE
                 ---------                                        -----                               ----
           /s/ Hasu P. Shah                      Chairman of the Board and Chief                 March 30, 2001
-------------------------------------------      Executive Officer (Principal Executive
            Hasu P. Shah                         Officer)

           /s/ Bharat C. Mehta                   Trustee                                         March 30, 2001
-------------------------------------------
            Bharat C. Mehta

           /s/ K. D. Patel                       Trustee                                         March 30, 2001
-------------------------------------------
            K. D. Patel

           /s/ L. McCarthy Downs, III            Trustee                                         March 30, 2001
-------------------------------------------
            L. McCarthy Downs, III

           /s/ Everett G. Allen, Jr.             Trustee                                         March 30, 2001
-------------------------------------------
            Everette G. Allen, Jr.

           /s/ Thomas S. Capello                 Trustee                                         March 30, 2001
-------------------------------------------
            Thomas S. Capello

           /s/ Mark R. Parthemer                 Trustee                                         March 30, 2001
-------------------------------------------
            Mark R. Parthemer

           /s/ Ashish R. Parikh                  Chief Financial Officer (Principal              March 30, 2001
-------------------------------------------      Financial Officer)
            Ashish R. Parikh

           /s/ David Desfor                      Controller (Principal Accounting                March 30, 2001
-------------------------------------------      Officer)
            David Desfor

List of Exhibits

   Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.


Exhibit      Document
-------      --------

3.1          Amended and Restated Declaration of Trust of the Registrant.

3.2          Bylaws of the Registrant.

4.1          Form of Common Share Certificate.

10.1 Form of First Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.

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

Exhibit      Document
-------      --------

10.16 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror.

10.17 Contribution Agreement, dated August 11, 1999, between Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Neil H. Shah, David L. Desfor, Manish M. Patni and Shreenathji Enterprises, Ltd., collectively as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 1999).

10.18 Contribution Agreement, dated September 1, 1999, between 2844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 14,
             1999).

10.19 Purchase Agreement, dated September 1, 1999, between 2544 Associates, as Seller, and 3544 Associates, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 1999).

10.20 Contribution Agreement, dated January 1, 2000, between 1544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 23,
             2000).

10.21 Contribution Agreement, dated January 1, 2000, between 1844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 23,
             2000).

10.22 Contribution Agreement, dated January 1, 2000, between 3144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23,
             2000).

10.23 Contribution Agreement, dated October 1, 2000, between 1944 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 9,
             2000).

10.24 Form of Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2000).

10.25        Form of Ground Lease.

10.26        Form of Percentage Lease.

10.27 Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.

10.28 Warrant Agreement, dated January 26, 1999, between Anderson & Strudwick, Inc. and Hersha Hospitality Trust.

10.29 Warrant Agreement, dated June 3, 1998, between 2744 Associates, L.P. and Hersha Hospitality Limited Partnership.

10.30        Hersha Hospitality Trust Option Plan.

10.31        Hersha Hospitality Trust Non-Employee Trustees' Option Plan.

10.32 Loan and Security Agreement between 1444 Associates and MEPS Associates and Sovereign Bank (incorporated by reference to Exhibit
             10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.33 Note executed by 1444 Associates and MEPS Associates in connection with the Loan and Security Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

21.1*        Subsidiaries of the Registrant.

___________________
*Filed herewith.