Form 10-Q
period 2001-03-31
HERSHA HOSPITALITY TRUST
filed 2001-05-14
CIK 1063344

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


  (Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 2001, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

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
PART I.         Financial Information

     Item 1.    Financial Statements
                Hersha Hospitality Trust
                Independent Accountant's Report......................................................1
                Consolidated Balance Sheets as of March 31, 2001 [Unaudited]
                and December 31, 2000................................................................2
                Consolidated Statements of Operations for the three months ended
                March 31, 2001 and 2000 [Unaudited]..................................................3
                Consolidated Statement of Cash Flows for the three months ended
                March 31, 2001 and 2000 [Unaudited]..................................................4
                Notes to Consolidated Financial Statements...........................................6

                Hersha Hospitality Management, L.P.
                Independent Accountant's Report......................................................14
                Balance Sheets as of March 31, 2001 [Unaudited] and
                December 31, 2000....................................................................15
                Statement of Operations for the three months ended
                March 31, 2001 and 2000 [Unaudited]..................................................16
                Statement of Cash Flows for the three months ended
                March 31, 2001 and 2000 [Unaudited]..................................................17
                Notes to Financial Statements........................................................18

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................20
                Results of Operations, Three Months Ended March 31, 2001 and 2000....................21
                Liquidity and Capital Resources......................................................22
                Inflation............................................................................23
                Seasonality..........................................................................23
                Subsequent Events....................................................................23

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................23

PART II.        Other Information

     Item 1.    Legal Proceedings....................................................................23
     Item 2.    Changes in Securities and Use of Proceeds............................................23
     Item 3.    Defaults Upon Senior Securities......................................................23
     Item 4.    Submission of Matters to a Vote of Security Holders..................................23
     Item 5.    Other Information....................................................................24
     Item 6.    Exhibits and Reports on Form 8-K.....................................................24
                     (a)  Exhibits...................................................................24
                     (b)  Reports on Form 8-K........................................................24

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
   New Cumberland, Pennsylvania


         We have reviewed the accompanying consolidated balance sheet of Hersha Hospitality Trust and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended [not presented herein]; and in our report dated March 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              MOORE STEPHENS, P.C.
                                              Certified Public Accountants.

New York, New York
May 2, 2001

Part I.  Financial Information

Item 1.  Financial Statements


HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]


                                                                                   March 31, 2001    December 31,
Assets:                                                                              [Unaudited]         2000
                                                                                   --------------    ------------
     Investment in Hotel Properties, Net of Accumulated Depreciation                 $   89,748      $   87,671
     Escrow and Lease Deposits                                                            1,305           1,178
     Lease Payments Receivable - Related Party                                            1,739           2,877
     Intangibles, Net of Accumulated Amortization                                         1,724           1,720
     Due from Related Party                                                               1,197             849
     Other Assets                                                                           254             236
                                                                                      ----------      ----------
Total Assets                                                                         $   95,967      $   94,531
                                                                                      ==========      ==========

Liabilities and Shareholders' Equity:
     Lines of Credit                                                                 $   11,320      $   11,400
     Deposits Payable                                                                     1,000           1,000
     Mortgages Payable                                                                   49,879          50,050
     Dividends Payable                                                                    1,305           1,209
     Due to Related Party                                                                 1,486           1,650
     Accounts Payable and Accrued Expenses                                                  448             529
                                                                                      ----------      ----------
Total Liabilities                                                                        65,438          65,838
                                                                                      ----------      ----------

Minority Interest                                                                        19,808          17,679
                                                                                      ----------      ----------

Shareholders' Equity:
     Preferred Shares,  $.01 par value,  10,000 Shares authorized,  None Issued and
     Outstanding                                                                             --              --

     Common  Shares  -  Priority  Class  A,  $.01  Par  Value,   50,000,000  Shares          23              23
     Authorized,  2,275,000  Shares  Issued and  Outstanding  at March 31, 2001 and
     December 31, 2000

     Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, -0-
     Shares Issued and Outstanding at March 31, 2001 and December 31, 2000,
     Respectively                                                                            --              --

     Additional Paid-in Capital                                                          11,968          11,968

     Distributions in Excess of Net Earnings                                             (1,270)           (977)
                                                                                      ----------      ----------
Total Shareholders' Equity                                                               10,721          11,014
                                                                                      ----------      ----------

Total Liabilities and Shareholders' Equity                                           $   95,967      $   94,531
                                                                                      ==========      ==========

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


                                                        March 31,                March 31,
                                                          2001                      2000
                                                    ------------------        -----------------
Revenue:
     Percentage Lease Revenue                         $       2,964             $      2,352
     Other Revenue                                               38                        1
                                                    ------------------        -----------------
     Total Revenue                                            3,002                    2,353


Expenses:
     Interest expense                                         1,376                      812
     Land lease                                                   4                        4
     Real Estate and Personal Property
     Taxes and Property Insurance                               234                      145
     General and Administrative                                 137                      166
     Early Payment Penalty                                      --                       107

     Depreciation and Amortization                            1,135                      797
                                                    ------------------        -----------------
     Total Expenses                                           2,886                    2,031

     Income Before Minority Interest                            116                      322

     Income Allocated to Minority Interest                      --                        28
                                                    ------------------        -----------------

     Net income                                       $         116             $        294
                                                    ==================        =================

     Basic Earnings Per Common Share                  $        0.05             $       0.13
                                                    ==================        =================

     Diluted Earnings Per Common Share                $        0.02             $       0.05
                                                    ==================        =================

Weighted Average Shares:
     Basic                                                2,275,000                2,275,000

     Diluted                                              7,247,555(1)             6,715,996(1)



(1) Includes 4,972,555 and 4,440,996 units at March 31, 2001 and 2000, respectively, that are redeemable on a one-for- one basis for Class B common shares

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]


                                                       March 31,     March 31,
                                                         2001          2000
                                                       ---------     ---------

Operating Activities:
     Net Income                                         $    116      $    294
                                                       ---------     ---------

     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
          Depreciation and Amortization                    1,135           797
          Income Allocated to Minority Interest                -            28
     Change in Assets and Liabilities:
     (Increase) Decrease in:
          Lease and Escrow Deposits                         (127)         (891)
          Lease Payments Receivable - Related Party        1,138          (236)
          Other Assets                                       (18)         (304)
          Due from Related Party                            (348)          923
     Increase (Decrease):
          Due to Related Parties                            (164)        1,039
          Accounts Payable and Accrued Expenses              (81)          358
                                                       ---------     ---------
     Total Adjustments                                     1,535         1,714
                                                       ---------     ---------
Net Cash provided by Operating Activities                  1,651         2,008

Investing Activities:
     Purchase of Hotel Property Assets                      (103)       (2,848)
     Purchase of Intangible Assets                           (88)            -
                                                       ---------     ---------
Net Cash used in Investing Activities                       (191)       (2,848)

Financing Activities:
     Repayment of Borrowings Under Line of Credit            (80)       (1,661)
     Borrowings from Mortgages Payable                         -        22,050
     Principal Repayment of Mortgages Payable               (171)      (15,616)
     Loan Fees                                                 -          (772)
     Dividends Paid                                         (410)         (410)
     Limited Partnership Unit Distributions Paid            (799)       (1,163)
     Borrowings from Related Party                             -         5,123
     Repayment of Related Party Loans                          -        (6,835)
                                                       ---------     ---------
Net Cash provided by Financing Activities                 (1,460)          716

Net Increase (Decrease) in Cash and Cash Equivalents           -          (124)
Cash and Cash Equivalents - Beginning of Year                  -           124
                                                       ---------     ---------
Cash and Cash Equivalents - End of Year                 $      -      $      -
                                                       =========     =========



The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]


                                                      March 31,       March 31,
                                                        2001            2000
                                                        ----            ----
 Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Period:
   Interest                                           $1,350            $698


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

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

We have issued an additional 235,026 units of limited partnership interest in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront.

On March 29, 2000 we declared a $0.18 per Class A Common Share dividend of $410 that was paid on April 28, 2000 and a distribution of $0.18 to the holders of limited partnership units. The holders of limited partnership units were also paid a distribution of $704 on February 25, 2000. This distribution related to a commitment that was outstanding as of December 31, 1999.

We have issued an additional 531,559 units of limited partnership interest in connection with the repricing of the Holiday Inn Express, Hershey, Hampton Inn, Carlisle, Holiday Inn Express, New Columbia and the Comfort Inn, Harrisburg. The total number of units outstanding as of March 31, 2001 was 4,972,555.

On March 28, 2001 we declared a $0.18 per Class A Common Share dividend of $410 that was paid on April 27, 2001 and a distribution of $0.18 to the holders of limited partnership units.

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

We lease 17 of our hotel facilities to Hersha Hospitality Management, LP, ["HHMLP"], a limited partnership owned by certain members of the Hersha Affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ["Noble"], an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market.

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 766,585 units of limited partnership interest in connection with final settlement of the purchase price of several hotels. The total number of units of limited partnership interest outstanding as of March 31, 2001 and 2000 was 4,972,555 and 4,440,996, respectively.

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

Potential future dilutive securities include 4,972,555 shares issuable under limited partnership units and 534,000 shares issuable under outstanding options.

[3] Commitments and Contingencies and Related Party Transactions

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $0.72 per share on a cumulative basis and shares equally in additional dividends after the Class B Common Shares have received $0.72 per share in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The Priority period of the Class A Shares will commence on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At March 31, 2001 and March 31, 2000, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 4,972,555 and 4,440,996, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[3] Commitments and Contingencies and Related Party Transactions [Continued]

In conjunction with the initial public offering, we acquired the Initial Hotels and entered into percentage lease agreements with HHMLP. We have acquired seven properties from the Hersha Affiliates that were subsequently leased to HHMLP and acquired four properties from Noble that were leased back to Noble, subsequent to our public offering. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

We have entered into percentage leases relating to 17 hotels with HHMLP. Each percentage lease has an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for these 17 hotels may be extended for an additional five-year term at HHMLP's option. At the end of the first extended term, HHMLP, at its option, may extend some or all of the percentage leases for these hotels for an additional five-year term. Pursuant to the terms of the percentage leases, HHMLP is required to pay either initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from HHMLP through December 2005. Minimum future rental income under these noncancellable operating leases at March 31, 2001, is as follows:

        December 31, 2001          $      5,443
        December 31, 2002                 5,443
        December 31, 2003                 5,024
        December 31, 2004                 1,699
        December 31, 2005                 1,062
        Thereafter                            0
                                   -------------
        Total                      $     18,671
                                   =============

We have entered into percentage leases relating to four hotels with Noble. Each percentage lease has an initial non-cancelable term of three years. All, but not less than all, of the percentage leases for these four hotels may be extended for an additional three-year term at Noble's option. At the end of the first extended term, we or Noble may extend all, but not less than all, of the percentage leases for these hotels for an additional three-year term. Pursuant to the terms of the percentage leases, Noble is required to pay either initial fixed rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these noncancellable operating leases at March 31, 2001, is as follows:

        December 31, 2001          $      2,101
        December 31, 2002                 2,801
        December 31, 2003                   943
                                   -------------
        Total                      $      5,845
                                   =============

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[3] Commitments and Contingencies and Related Party Transactions [Continued]

For the period January 1, 2001 through March 31, 2001, we earned initial fixed rents of $1,742 and earned percentage rents of $1,222. For the period January 1, 2000 through March 31, 2000, we earned initial fixed rents of $1,459 and earned percentage rents of $893.

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

We have acquired seven hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 2001 or 2002. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on each hotel's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value plus the value of any distributions that would have been made with respect to such units of limited partnership interest if such units of limited partnership interest had been issued at the time of the acquisition of such hotels. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units of limited partnership interest that, when multiplied by the offering price, equals the decrease in value plus the value of any distributions made with respect to such units of limited partnership interest. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

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

Based upon this revised repricing formula, the purchase prices for the Hampton Inn, Carlisle, Comfort Inn, West Hanover, Holiday Inn Express, New Columbia, and Holiday Inn Express, Hershey were adjusted based upon the financial results of the hotels for the twelve months ended December 31, 2000. Based upon the financial results of these hotels and their respective cash flows the properties were repriced at higher aggregate values of $1,083, $694, $200 and $1,212, respectively. Based upon the $6.00 offering price, the Hersha Affiliates received an additional 180,566, 115,657, 33,370 and 201,966 units of limited partnership interest for the three hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $1,017, $651, $188 and $1,137, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[3] Commitments and Contingencies and Related Party Transactions [Continued]

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. HHMLP has reduced the administrative services fee by $75 pursuant to the revised repricing methodology discussed above. As of March 31,2001 and 2000, $48 and $54 has been charged to operations, respectively.

We have approved the lending of up to $3,000 to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of March 31, 2001 and 2000, the Hersha Affiliates owed us $800 and $0, respectively. Interest income from these advances was $25 and $0 for the three months ended March 31, 2001 and 2000, respectively.

We have not borrowed additional funds from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, during the three months ended March 31, 2001. Our total borrowings outstanding from SEL at March 31, 2001 were $1,407. We incurred interest expense of approximately $31 related to these borrowings from SEL. We borrow from SEL at a fixed rate of 9% per annum.


[4] Debt

Debt is comprised of the following at March 31, 2001 and 2000:

                                            2001         2000
                                            ----         ----
Mortgages Payable                        $49,879      $32,744
Revolving Credit Facility                 11,320        4,513
                                         -------      -------
Total Long Term Debt                     $61,199      $37,257

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]



[5] Earnings Per Share

                                                                          Three Months Ended
                                                                     -----------------------------
                                                                       March 31,     March 31,
                                                                          2001          2000
                                                                     ------------ ----------------
Net Income for Basic Earnings Per Share                                   $116          $294

Add:  Income Attributable to Minority Interest                              --            28
                                                                     ------------ ----------------

Net Income for Diluted Earnings Per Share                                 $116          $322
-----------------------------------------
                                                                     ============ ================

Weighted Average Shares for Basic Earnings Per Share                 2,275,000     2,275,000

Dilutive Effect of Limited Partnership Units                         4,972,555     4,440,996

Weighted Average Shares for Diluted Earnings Per Share               7,247,555     6,715,996
------------------------------------------------------


Options to purchase 534,000 shares of Class B common shares for the three months ended March 31, 2001 and March 31, 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


 [6] Pro Forma Information

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 2001 and 2000, respectively. The unaudited pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such operations had commenced as of January 1, 2000 and 1999, respectively, nor does it purport to represent the results of operations for future periods.

                   Pro Forma Condensed Statement of Operations
               For the three months ended March 31, 2001 and 2000
               [In Thousands, Except Share and Per Share Amounts]
                                   [Unaudited]

Revenue:                                                                                  2001                  2000
                                                                                     ---------------      ------------------
       Percentage Lease Revenue                                                   $           2,964    $              2,352
       Other Revenue                                                                             38                       1
                                                                                     ---------------      ------------------
       Total Revenue                                                                          3,002                   2,353
                                                                                     ---------------      ------------------

Expenses:
       Interest                                                                               1,376                     812
       Real Estate and Personal Property Taxes and Insurance                                    234                     145
       General and Administrative                                                               141                     277
       Depreciation and Amortization                                                          1,135                     797
                                                                                     ---------------      ------------------
       Total Expenses                                                                         2,886                   2,031
                                                                                     ---------------      ------------------

Income Before Allocation to Minority Interest                                                   116                     322

Income Allocated to Minority Interest                                                            --                      28
                                                                                     ---------------      ------------------

       Net Income                                                                 $             116    $                294
                                                                                     ===============      ==================

       Basic Earning Per Common Share                                             $             .05    $                .13
                                                                                     ===============      ==================

       Diluted Earning Per Common Share                                           $             .02    $                .05
                                                                                     ===============      ==================

       Weighted Average for Basic Earnings Per Share                                      2,275,000               2,275,000

       Weighted Average Shares for Diluted Earnings Per Share                             7,247,555               6,715,996

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[7] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2001, and the results of our operations for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

[8] Subsequent Events

We have completed the sale of the Best Western, Indiana, PA to the Hersha Affiliates for $2,200. The sale of this hotel was effective as of April 1, 2001. We received cash of $400 and reduced the number of limited partnership units outstanding by $458. The Hersha Affiliates have also assumed the mortgage of $1,347.

The quarterly dividend pertaining to the first quarter of 2001 was paid on April 27, 2001 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.


                                 . . . . . . . .

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Partners of
   Hersha  Hospitality Management L.P.
   New Cumberland, Pennsylvania


         We have reviewed the accompanying balance sheet of Hersha Hospitality Management L.P. as of March 31, 2001, and the related statements of operations and statements of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended [not presented herein]; and in our report dated March 15, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                         MOORE STEPHENS, P.C.
                                         Certified Public Accountants.

New York, New York
May 2, 2001

HERSHA HOSPITALITY MANAGEMENT, L.P.

BALANCE SHEETS
[IN THOUSANDS]



                                                                                  March 31,        December 31,
                                                                                    2001               2000
                                                                                    ----               ----
Current Assets:                                                                  [Unaudited]
   Cash and Cash Equivalents                                                     $      260        $      623
   Accounts  Receivable,  less allowance for doubtful accounts of $135
   and $135 at March 31, 2001 and December 31, 2000, respectively                     1,086               891
   Prepaid Expenses                                                                     115                13
   Due from Related Party - HHLP                                                         48               175
   Due from Related Parties                                                             530             1,604
   Other Assets                                                                         283               281
                                                                             ---------------     -------------
   Total Current Assets                                                               2,322             3,587

Franchise Licenses [Net of accumulated amortization of $145 and $137 at March
31, 2001 and December 31, 2000, respectively]
                                                                                        299               307
Software                                                                                 16                17
Property and Equipment                                                                1,116             1,158
Construction in Progress                                                                117                 -
                                                                             ---------------     -------------

Total Assets                                                                     $    3,870        $    5,069
                                                                             ===============     =============

Liabilities and Partners' Capital:
Current Liabilities:
   Accounts Payable                                                              $      950        $    1,639
   Accounts Payable Related Party                                                         -                60
   Accrued Expenses                                                                     905               450
   Other Liabilities                                                                     19                21
   Advance FF&E from HHLP                                                               348                 -
   Due to Related Party - HHLP                                                          693               331
   Lease Payments Payable - Related Party - HHLP                                      2,064             2,644
                                                                             ---------------     -------------
   Total Current Liabilities                                                          4,979             5,144

Commitments                                                                               -                 -

Accrued Contingent Lease                                                                746                 -

Partners' Capital                                                                    (1,855)              (75)
                                                                             ---------------     -------------

Total Liabilities and Partners' Capital                                          $    3,870        $    3,177
                                                                             ===============     =============



The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS]




                                                March 31,       March 31,
                                                  2001             2000
                                                  ----             ----
Revenues from Hotel Operations
     Room Revenue                              $     5,430     $     4,767
     Restaurant Revenue                                440             478
     Other Revenue                                     421             303
                                             --------------  --------------
Total Revenues from Hotel Operations                 6,291           5,548

Expenses:
     Hotel Operating Expenses                        2,906           2,434
     Restaurant Operating Expenses                     351             407
     Advertising and Marketing                         453             464
     Bad Debts                                           -              15
     Depreciation and Amortization                      59              41
     General and Administrative                        868             970
     General and Admin. - Related Parties              425              16
     Lease Expense - HHLP                            3,009           2,711
                                             --------------  --------------
     Total Expenses                                  8,071           7,058
                                             --------------  --------------
     Net Loss                                  $    (1,780)     $   (1,510)
                                             ==============  ==============


The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS]


                                                              March 31,      March 31,
                                                                2001           2000
                                                              ---------      ---------
Operating Activites:
     Net (Loss)                                               $  (1,780)     $ (1,510)
                                                              ---------      ---------
     Adjustments to Reconcile Net Income to
     Net Cash Provided by (Used in) Operating Activities:
          Depreciation and Amortization                              59            41
     Change in Assets and Liabilities:
     (Increase) Decrease in:
          Accounts Receivable                                      (195)           62
          Prepaid Expenses                                         (102)           52
          Other Assets                                               (2)          (50)
          Due from Related Parties                                1,201           305
     Increase (Decrease):
          Accounts Payable                                         (689)         (410)
          Accounts Payable - Related Party                          (60)          253
          Lease Payments Payable - HHLP                             166           595
          Advance FF&E Related Party - HHLP                         348             -
          Due to Related Parties                                    362            81
          Accrued Expenses                                          456           157
          Other Liabilities                                          (2)            7
                                                              ---------      ---------
     Total Adjustments                                            1,542         1,093
                                                              ---------      ---------
Net Cash Used in Operating Activities                              (238)         (417)

Investing Activities
     Property and Equipment                                        (125)          (89)
     Franchise Licenses                                               -           (55)
                                                              ---------      ---------
Net Cash Used in Investing Activities                              (125)         (144)

Net Decrease in Cash and Cash Equivalents                          (363)         (561)

Cash and Cash Equivalents - Beginning of Year                       623           778
                                                              ---------      ---------
Cash and Cash Equivalents - End of Year                       $     260      $    217
                                                              =========      =========


The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]


[1] Organization

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates that are not owned by the Partnership as well as certain properties owned by unaffiliated third parties. We commenced operations on January 1, 1999 and as of March 31, 2001 leased 17 hotel properties from the Partnership.

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

We have entered into percentage lease agreements ["Percentage Leases"] with HHLP. Each Percentage Lease has an initial non-cancelable term of five years and may be extended for an additional five-year term at our option. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent (iii) a percentage for room revenues in excess of the incentive threshold amount and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

Minimum future lease payments due during the noncancellable portion of the leases as of March 31, 2001 is as follows:

                 December 31, 2001          $      5,443
                 December 31, 2002                 5,443
                 December 31, 2003                 5,024
                 December 31, 2004                 1,699
                 December 31, 2005                 1,062
                 Thereafter                            0
                                            -------------

                 Total                      $     18,671
                                            =============

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. We have reduced the administrative services fee by $75 pursuant to a revised repricing methodology between the Hersha Affiliates and the Partnership. As of March 31, 2001, $48 and $54 has been earned from operations, respectively.

For the three months ended March 31, 2001 and 2000 we incurred lease expense of $3,009 and $2,711, respectively. As of March 31, 2001 and 2000 the amount due to the Partnership for lease payments was $2,810 and $2,352, respectively.

HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]



[3] Pro Forma Financial Information [Unaudited]

The following pro forma information is presented for information purposes as if the acquisition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 2001 and 2000, respectively. The unaudited pro forma condensed statements of operations is not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 2001 and 2000, respectively, nor does it purport to represent the results of operations for future periods.


                  Pro Forma Condensed Statements of Operations
               For the three months ended March 31, 2001 and 2000
                                 [In Thousands]
                                   [Unaudited]

                                                          2001            2000
                                                   ------------    ------------
Revenue from Hotel Operations:
   Room Revenue                                    $     5,430     $     4,767
   Food & Beverage                                         440             478
   Telephone and Other                                     421             303
                                                   ------------    ------------
     Total Revenue from Hotel Operations                 6,291           5,548

Expenses:
   Hotel Operations Expenses                             2,906           2,434
   Restaurant Operating Expenses                           351             407
   Advertising and Marketing                               453             464
   General and Administrative                              927           1,026
   General and Administrative - Related Parties            425              16
   Lease Payments                                        3,009           2,711
                                                   ------------    ------------

   Total Expenses                                        8,071           7,058
                                                   ------------    ------------

   Net Loss                                        $    (1,780)     $   (1,510)
                                                   ============    ============



[4] Unaudited Interim Information

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2001 and the results of our operations for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 2001 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipates", "intends", "plans" and "estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087). Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

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

         We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 31.6% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for (1) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (2) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels.

         Since the completion of the initial public offering we have issued an additional 173,539 units in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 766,585 units in connection with the repricing of the Holiday Inn, Milesburg, Comfort Inn, Denver, Comfort Inn, Riverfront, Hampton Inn, Carlisle, Comfort Inn, West Hanover, Holiday Inn Express, New Columbia, Holiday Inn Express, Hershey. The total number of units outstanding as of March 31, 2001 and 2000 was 4,972,555 and 4,440,996,
respectively.

         We have acquired seven hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 2001 or 2002. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates will receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units that, when multiplied by the offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

         The Hersha Affiliates and the independent trustees have revised the return criteria upon which the repricings are to occur going forward. The revised pricing methodology has been established in order to ensure that we receive a minimum return of 11.5% and a maximum return of 12.5% based upon audited results for the property and the pre-established percentage lease formulas.

         As of May 1, 2001, we owned six Hampton Inn(R) hotels, two Holiday Inn(R) hotels, four Holiday Inn Express(R) hotels, six Comfort Inn(R) hotels, one Sleep Inn(R) and one Clarion Suites(R) hotel, which contain an aggregate of 1,833 rooms.

Results of Operations, Three Months Ended March 31, 2001 Compared to March 31, 2000 ($'s in thousands)

         Our revenues for the three months ended March 31, 2001 and 2000, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended March 31, 2001 were $2,964 an increase of $612, or 26.0%, as compared to percentage lease revenues of $2,352 for the same period during 2000. The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from the increase in the number of hotels owned from 16 properties to 21.

         Lease revenues were lower for several properties due to the metholdogy change in percentage lease revenue recognition versus straight-line revenue recognition. The Holiday Inn Express, Hershey, Hampton Inn, Carlisle, Holiday Inn Express, New Columbia and Comfort Inn, West Hanover were repriced on January 1, 2001. These properties now receive percentage lease revenues based upon a percentage lease formula. During each quarter of the fiscal year ending December 31, 2000, all of these properties received an equivalent amount of fixed lease revenues although the properties were seasonal in nature. Due to the seasonality of the hotels that were repriced, we will receive a higher portion of the total lease payments during the second and third quarters and lower lease revenues during the first and fourth quarters.

         Net income decreased by $178 or 60.5% to $116, for the three months ended March 31, 2001 as compared to net income of $294 for the same period during 2000. The decrease in net income is primarily attributable to lower lease revenues recognized for several hotels due to the methodology change in percentage lease recognition mentioned above. Net income also decreased due to an increase in interest expense, depreciation expense and real estate taxes and insurance related to the increase in the number of hotels. Decreases in net income were partially offset by lower general and administrative expenses during the period.

         Hersha Hospitality Management LP's ("HHMLP") room revenues from the hotels increased by $663, or 13.9%, to $5,430 for the three months ended March 31, 2001, as compared to $4,767 for the same period in 2000. This increase in revenues is primarily attributable to the increase in the number of hotels from 18 properties to 23 properties. The increase in room revenues is also due to a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR). The increase in room revenues was slightly offset by decreases in occupancy percentages. The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                                              Three Months Ended
                                                   March 31,
                                          2001                 2000
                                     ----------------     ---------------
Occupancy rate                             47.9%               49.6%
ADR                                       $67.55              $64.56
REVPAR                                    $32.42              $32.09
Room revenue                           5,430,187           4,766,528
Room nights available                    167,490             148,523
Room nights occupied                      80,392              73,826
Rooms available                            1,940               1,598


Liquidity and Capital Resources

         Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the percentage leases with HHMLP and Noble. The lessee's obligations under the leases are unsecured. The lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the lessee's ability to generate sufficient cash flow from the operation of the hotels.

         We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $1,251 in the three months ended March 31, 2001, which is an increase of $132, or 11.8% over FFO in the comparable period in 2000, which was $1,119. The increase in FFO can be attributed to the increase in hotel properties owned.

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

         We intend to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. Our policy is to limit consolidated indebtedness to less than 67% of the total purchase prices paid by us for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that the we may incur and our board of trustees may modify the debt policy at any time without shareholder approval.

         The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of March 31, 2001, our accounts receivable and due from related parties balances exceed our current obligations and related party payables by $1,450.

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

Subsequent Events

         We have completed the sale of the Best Western, Indiana, PA to the Hersha Affiliates for $2,200. The sale of this hotel was effective as of April 1, 2001. We received cash of $400 and reduced the number of limited partnership units outstanding by $458. The Hersha Affiliates have also assumed the mortgage of $1,347.

         The quarterly dividend pertaining to the first quarter of 2001 was paid on April 27, 2001 at the rate of $0.18 per share and represents an annualized rate of $0.72 per annum.

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

           None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             We did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HERSHA HOSPITALITY TRUST



May 14, 2001                     /s/ Ashish R. Parikh
                                 ------------------------------------------
                                 Ashish R. Parikh
                                 Chief Financial Officer