Form 10-Q
period 2001-06-30
HERSHA HOSPITALITY TRUST
filed 2001-08-14
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
                              EXCHANGE ACT OF 1934


                  For the transition period from _________ to __________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2001, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

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

PART  I.   FINANCIAL  INFORMATION

  Item 1.  Financial  Statements
           HERSHA  HOSPITALITY  TRUST
           Independent  Accountant's  Report. . . . . . . . . . . . . . . . . 1
           Consolidated Balance Sheets as of June 30, 2001 [Unaudited]
           and December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . 2
           Consolidated Statements of Operations for the three and
           six months ended June 30, 2001 and 2000 [Unaudited]. . . . . . . . 3
           Consolidated Statement of Cash Flows for the six months ended
           June 30, 2001 and 2000 [Unaudited] . . . . . . . . . . . . . . . . 4
           Notes to Consolidated Financial Statements . . . . . . . . . . . . 7

           HERSHA HOSPITALITY MANAGEMENT, L.P.
           Independent Accountant's Report  . . . . . . . . . . . . . . . . . 15
           Balance Sheets as of June 30, 2001 [Unaudited] and
           December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . 16
           Statement of Operations for the three and six months ended
           June 30, 2001 and 2000 [Unaudited] . . . . . . . . . . . . . . . . 17
           Statement of Cash Flows for the six months ended
           June 30, 2001 and 2000 [Unaudited] . . . . . . . . . . . . . . . . 18
           Notes to Financial Statements. . . . . . . . . . . . . . . . . . . 19

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 22
           Results of Operations, Six Months Ended June 30, 2001 and 2000 . . 23 Results of Operations, Three Months Ended June 30, 2001 and 2000 . 24
           Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . 25
           Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
           Seasonality. . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
           Subsequent Events. . . . . . . . . . . . . . . . . . . . . . . . . 26

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . 26

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 26
  Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . 26
  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 26
  Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . 26
  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 27
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 27
             (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 27
             (b) Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 27

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
  New Cumberland, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Hersha Hospitality Trust and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations for the three and six month periods, ended June 30, 2001 and 2000 and consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hersha Hospitality Trust and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, change in shareholders' equity, and cash flows for the year then ended [not presented herein]; and in our report dated March 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants.

New York, New York
August 2, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

===================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
===================================================================================================

                                                                        JUNE 30,      DECEMBER 31,
                                                                      -------------  --------------
                                                                          2001            2000
                                                                      -------------  --------------
ASSETS:                                                                [UNAUDITED]
                                                                      -------------
  Investment in Hotel Properties, Net of Accumulated Depreciation     $     89,058   $      87,671
  Escrow and Lease Deposits                                                  1,381           1,178
  Lease Payments Receivable - Related Party                                  3,242           2,877
  Intangibles, Net of Accumulated Amortization                               1,589           1,720
  Due from Related Party                                                     1,122             849
  Other Assets                                                                 351             236
                                                                      -------------  --------------
TOTAL ASSETS                                                          $     96,743   $      94,531
                                                                      =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Lines of Credit                                                     $      8,397   $      11,400
  Deposits Payable                                                           1,000           1,000
  Mortgages Payable                                                         53,104          50,050
  Dividends Payable                                                          1,301           1,209
  Due to Related Party                                                       1,305           1,650
  Accounts Payable and Accrued Expenses                                        699             529
                                                                      -------------  --------------
TOTAL LIABILITIES                                                           65,806          65,838
                                                                      -------------  --------------

Minority Interest                                                           20,381          17,679
                                                                      -------------  --------------
Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None
  Issued and Outstanding                                                        --              --

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000
  Shares Authorized, 2,275,000 Shares Issued and Outstanding at June
  30, 2001 and December 31, 2000                                                23              23

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, -0- Shares Issued and Outstanding at June 30, 2001 and
  December 31, 2000, Respectively                                               --              --

  Additional Paid-in Capital                                                11,968          11,968

  Distributions in Excess of Net Earnings                                   (1,435)           (977)
                                                                      -------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                  10,556          11,014
                                                                      -------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     96,743   $      94,531
                                                                      =============  ==============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                                2001           2000           2001           2000
                                           -------------   ------------   ------------   ------------
REVENUE:
  Percentage Lease Revenues                $       3,603   $      3,212   $      6,567   $      5,564
  Interest - Related Party                            26              -             51              -
  Other Revenue                                        5              4             18              4
                                           -------------   ------------   ------------   ------------
  TOTAL REVENUE                                    3,634          3,216          6,636          5,568

EXPENSES:
  Interest expense                                 1,335          1,139          2,711          1,951
  Land Lease - Related Party                           4              4              8              8
  Real Estate and Personal Property
  Taxes and Property Insurance                       281            209            515            354
  General and Administrative                         149            134            286            300
  Loss on Disposition of Hotel Properties             12              -             12              -
  Early Payment Penalty                                -              -              -            107
  Depreciation and Amortization                    1,068            961          2,203          1,758
                                           -------------   ------------   ------------   ------------
  TOTAL EXPENSES                                   2,849          2,447          5,735          4,478

  INCOME BEFORE MINORITY INTEREST                    785            769            901          1,090

  INCOME ALLOCATED TO MINORITY INTEREST              540            562            540            590
                                           -------------   ------------   ------------   ------------

  NET INCOME                               $         245   $        207   $        361   $        500
                                           =============   ============   ============   ============

  BASIC EARNINGS PER COMMON SHARE          $        0.11   $       0.09   $       0.16   $       0.22
                                           =============   ============   ============   ============

  DILUTED EARNINGS PER COMMON SHARE        $        0.11   $       0.09   $       0.12   $       0.16
                                           =============   ============   ============   ============

WEIGHTED AVERAGE SHARES:
  Basic                                        2,275,000      2,275,000      2,275,000      2,275,000

  Diluted                                      7,229,172(1)   6,715,996(1)   7,238,313(1)   6,715,996(1)

(1)  Includes  5,071,840  and  4,440,996  units  at  June  30,  2001  and  2000, respectively, that are redeemable on a one-for-one basis for Class B common shares

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

                                               SIX MONTHS ENDED JUNE 30,
                                                    2001      2000
                                                  --------  ---------
OPERATING ACTIVITIES:
  Net Income                                      $   361   $    500
                                                  --------  ---------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                   2,203      1,758
    Income Allocated to Minority Interest             540        590
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                        (203)    (1,116)
    Lease Payments Receivable - Related Party        (365)    (1,266)
    Other Assets                                     (115)       279
    Due from Related Party                           (273)         -
  Increase (Decrease):
    Due to Related Parties                           (345)       272
    Accounts Payable and Accrued Expenses             170        120
                                                  --------  ---------
  Total Adjustments                                 1,612        637
                                                  --------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,973      1,137

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                (2,987)   (10,872)
  Sale of Hotel Property Assets                     8,826
  Purchase of Intangible Assets                       (35)    (1,013)
                                                  --------  ---------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES    5,804    (11,885)

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit     2,577     13,649
  Repayment of Borrowings Under Line of Credit     (5,580)    (9,510)
  Borrowings from Mortgages Payable                           24,550
  Principal Repayment of Mortgages Payable           (325)   (16,734)
  Dividends Paid                                     (819)      (819)
  Limited Partnership Unit Distributions Paid      (1,694)    (1,920)
  Borrowings from Related Party                         -      1,408
  Repayment of Related Party Loans                 (1,936)         -
                                                  --------  ---------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES   (7,777)    10,624

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             -       (124)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         -        124
                                                  --------  ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $     -   $      -
                                                  ========  =========


The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                   ----------------
                                                     2001    2000
                                                   -------  -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  CASH PAID DURING THE PERIOD:
   Interest                                        $ 2,690  $  991


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 1, 2000, we purchased three hotels from the Hersha Affiliates. These hotels consist of the Hampton Inn, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels was $7,500, $2,200 and $1,800, respectively. We have assumed mortgages payable of $5,000, $1,400 and $1,200, respectively, in connection with the acquisitions of these hotels. We have also assumed related party debt of $1,000 related to the purchase of the Hampton Inn, Hershey. The Hersha Affiliates have received cash of approximately $1,500, $800, and $600, respectively, for the remainder of the proceeds from the sale of these hotels.

We have issued an additional 235,026 units of limited partnership interest in connection with the repricing of the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront.

On May 19, 2000, we completed the acquisition of four hotels from Noble Investment Group, Ltd. ("Noble"). We have simultaneously entered into purchase-leaseback agreements with Noble for four properties. We lease the properties to entities owned by Noble pursuant to percentage leases that provide for rent based, in part, on the room revenues from the hotels. The leases for the Comfort Suites, Duluth, and the Holiday Inn Express, Duluth, are effective as of May 19, 2000. The leases for the Hampton Inn hotels located in Newnan and Peachtree City are effective as of April 20, 2000.

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

On April 1, 2001, we have sold the Best Western, Indiana for $2,200. In conjunction with this transaction we have received cash proceeds of $400 and have redeemed 76,252 limited partnership units valued at $457. The buyer also assumed the outstanding mortgage balance of $1,342.

On May 1, 2001, we have sold the Comfort Inn, Denver for $1,873. In conjunction with this transaction we have received cash proceeds of $465 and have paid down the outstanding mortgage balance of $1,408 to Shreenathji Enterprises, Ltd.

On June 1, 2001, we have sold the Comfort Inn, JFK for $7,000. In conjunction with this transaction we have received cash proceeds of $6,653 after certain settlement costs. Based upon the initial repricing formula, we have issued an additional 175,538 limited partnership units in conjunction with this transaction.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

On June 1, 2001, we have purchased the Mainstay Suites and Sleep Inn in King of Prussia. We have purchased these assets for $9,445 and leased them to Hersha Hospitality Management, LP. In conjunction with this transaction, we have assumed the mortgage indebtedness of $6,738 and funded the remainder of the proceeds from our outstanding line of credit.

On June 28, 2001 we declared a $0.18 per Class A Common Share dividend of $410 that was paid on July 23, 2001 and a distribution of $0.18 to the holders of limited partnership units.

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 942,123 units of limited partnership interest in connection with the final settlement of the purchase price of several hotels. We have redeemed 76,253 units of limited partnership interest in connection with the sale of the Best Western, Indiana, PA. The total number of units of limited partnership interest outstanding as of June 30, 2001 and 2000 was 5,071,840 and 4,440,996, respectively.

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

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

Potential future dilutive securities include 5,071,840 shares issuable under limited partnership units and 534,000 shares issuable under outstanding options.

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

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At June 30, 2001 and June 30, 2000, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,071,840 and 4,440,996, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

We have future lease commitments from HHMLP through June 2006. Minimum future rental income under these non-cancelable operating leases at June 30, 2001, is as follows:

     June 30, 2001  $   5,898
     June 30, 2002      5,972
     June 30, 2003      4,153
     June 30, 2004      1,405
     June 30, 2005        667
                    ---------
     TOTAL          $  18,095
                    =========

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

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these non-cancelable operating leases at June 30, 2001, is as follows:

     June 30, 2002  $  2,801
     June 30, 2003     2,358
                    --------
     TOTAL          $  5,159
                    ========

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[3] COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

For the period January 1, 2001 through June 30, 2001, we earned initial fixed rents of $3,445 and earned percentage rents of $3,122. For the period January 1, 2000 through June 30, 2000, we earned initial fixed rents of $3,368 and earned percentage rents of $2,196.

The hotel properties are operated under franchise agreements assumed by the lessee that have 10 to 20 year lives but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services, which are calculated as a percentage of gross room revenues. These fees are paid by our lessees.

We have acquired seven hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 2001,2002 or 2003. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on each hotel's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units of limited partnership interest that, when multiplied by the offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

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

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[3] COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. HHMLP has reduced the administrative services fee by $75 pursuant to the revised repricing methodology discussed above. As of June 30, 2001 and 2000, $91and $110 has been charged to operations, respectively.

We have approved the lending of up to $3,000 to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of June 30, 2001 and 2000, the Hersha Affiliates owed us $800 and $0, respectively. Interest income from these advances was $48 and $0 for the six months ended June 30, 2001 and 2000, respectively.

We borrowed certain funds from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, during the six months ended June 30, 2001. Our total borrowings outstanding from SEL at June 30, 2001 were $1,000. We borrow from SEL at a fixed rate of 9% per annum. We incurred related party interest expense of $40 for the six month period ending June 30, 2001.

[4] DEBT

Debt is comprised of the following at June 30, 2001 and December 31, 2000:

                                  2001     2000
                                -------  -------
Mortgages Payable               $53,104  $50,050
Revolving Credit Facility         8,397   11,400
                                -------  -------
Total Long Term Debt            $61,501  $61,450

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

======================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
======================================================================================================

[5]  EARNINGS  PER  SHARE

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ---------------------   ----------------------
                                                         JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                           2001        2000        2001        2000
                                                        ----------  ----------  ----------  ----------
Net Income for Basic Earnings Per Share                 $      245  $      207  $      361  $      500

Add:  Income Attributable to Minority Interest                 540         562         540         590
                                                        ----------  ----------  ----------  ----------

NET INCOME FOR DILUTED EARNINGS PER SHARE               $      785  $      769  $      901  $    1,090
-----------------------------------------               ==========  ==========  ==========  ==========

Weighted Average Shares for Basic Earnings Per Share     2,275,000   2,275,000   2,275,000   2,275,000


Dilutive Effect of Limited Partnership Units             4,954,172   4,440,996   4,963,313   4,440,996
                                                        ----------  ----------  ----------  ----------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   7,229,172   6,715,996   7,238,313   6,715,996
------------------------------------------------------  ==========  ==========  ==========  ==========

Options to purchase 534,000 shares of Class B common shares for the six months ended June 30, 2001 and June 30, 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[6] PRO FORMA INFORMATION

The following pro forma information is presented for information purposes as if the acquisition and disposition of all hotels by the Partnership and the commencement of the Percentage Leases had occurred on January 1, 2001 and 2000, respectively. The unaudited pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such operations had commenced as of January 1, 2000 and 1999, respectively, nor does it purport to represent the results of operations for future periods.

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                  -------------------------------------------
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
               [IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
               --------------------------------------------------
                                  [UNAUDITED]
                                   ---------


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                           ----------------------  ----------------------
                                            JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                              2001        2000        2001        2000
                                           ----------  ----------  ----------  ----------
REVENUE:
  Percentage Lease Revenue                 $    3,795  $    3,462  $    6,785  $    6,514
  Interest Revenue                                 26           -          51           -
  Other Revenue                                     5          24          18          24
                                           ----------  ----------  ----------  ----------
  TOTAL REVENUE                                 3,826       3,486       6,854       6,538

EXPENSES:
  Interest expense                              1,420       1,222       2,800       2,282
  Real Estate and Personal Property
  Taxes and Property Insurance                    301         226         545         418
  Land lease                                        4           4           8           8
  General and Administrative                      151         138         286         421
  Depreciation and Amortization                 1,064       1,019       2,269       2,002
                                           ----------  ----------  ----------  ----------
  TOTAL EXPENSES                                2,940       2,609       5,908       5,131

  INCOME BEFORE MINORITY INTEREST                 886         877         946       1,407

  INCOME ALLOCATED TO MINORITY INTEREST           236         569         496         569
                                           ----------  ----------  ----------  ----------

  NET INCOME                               $      650  $      308  $      450  $      838
                                           ==========  ==========  ==========  ==========

  BASIC EARNINGS PER COMMON SHARE          $     0.29  $     0.14  $     0.20  $     0.37
                                           ==========  ==========  ==========  ==========

  DILUTED EARNINGS PER COMMON SHARE        $     0.12  $     0.13  $     0.13  $     0.21
                                           ==========  ==========  ==========  ==========

  Weighted Average for Basic EPS            2,275,000   2,275,000   2,275,000   2,275,000
  Weighted Average Shares for Diluted EPS   7,346,840   6,715,996   7,346,840   6,715,996

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[7] UNAUDITED INTERIM INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 2001, and the results of our operations for the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

[8] SUBSEQUENT EVENTS

The quarterly dividend pertaining to the second quarter of 2001 was paid on July 23, 2001 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

[9] NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, in July 2001. Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement No. 142 changes the accounting for goodwill from an amortization of goodwill to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

We expect that adoption of the new Statements will not have a material impact on our financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.


                                . . . . . . . .

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Partners of
  Hersha Hospitality Management L.P.
  New Cumberland, Pennsylvania


     We have reviewed the accompanying balance sheet of Hersha Hospitality Management L.P. as of June 30, 2001, and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Hersha Hospitality Management L.P., as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended [not presented herein]; and in our report dated March 15, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                         MOORE STEPHENS, P.C.
                                         Certified Public Accountants.

New York, New York
August 2, 2001

========================================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
========================================================================================================

                                                                             JUNE 30,      DECEMBER 31,
                                                                           -------------  --------------
                                                                               2001            2000
                                                                           -------------  --------------
CURRENT ASSETS:                                                             [UNAUDITED]
  Cash and Cash Equivalents                                                $        289   $         623
  Accounts Receivable, less allowance for doubtful accounts
  of $135 and $135 at June 30, 2001 and December 31, 2000,
  respectively                                                                    1,522             891
  Prepaid Expenses                                                                  176              13
  Due from Related Party - HHLP                                                      91             175
  Due from Related Parties                                                        1,938           1,604
  Other Assets                                                                      268             281
                                                                           -------------  --------------
  TOTAL CURRENT ASSETS                                                            4,284           3,587


FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
133 AND $137 AT JUNE 30, 2001 AND DECEMBER 31, 2000,
RESPECTIVELY]                                                                       268             307
SOFTWARE                                                                             16              17
PROPERTY AND EQUIPMENT                                                            1,074           1,158
CONSTRUCTION IN PROGRESS                                                            435               -
                                                                           -------------  --------------
TOTAL ASSETS                                                               $      6,077   $       5,069
                                                                           =============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                                         $      1,143   $       1,639
  Accounts Payable Related Party                                                      -              60
  Accrued Expenses                                                                  690             450
  Other Liabilities                                                                   7              21
  Advance FF&E from HHLP                                                            275               -
  Due to Related Party - HHLP                                                     1,141             331
  Lease Payments Payable - Related Party - HHLP                                   3,242           2,644
                                                                           -------------  --------------
  TOTAL CURRENT LIABILITIES                                                       6,498           5,144

COMMITMENTS                                                                           -               -

ACCRUED CONTINGENT LEASE                                                            554               -

PARTNERS' CAPITAL                                                                  (975)            (75)
                                                                           -------------  --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $      6,077   $       3,177
                                                                           =============  ==============

The Accompanying Notes Are an Integral Part of This Financial Statement.

=================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS]
=================================================================================

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                            2001       2000      2001      2000
                                         ---------  ---------  --------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $   7,692  $   7,980  $13,122   $12,747
  Restaurant Revenue                           357        559      796     1,037
  Other Revenue                                453        408      874       711
                                         ---------  ---------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS     $   8,502  $   8,947  $14,792   $14,495

EXPENSES:
  Hotel Operating Expenses                   2,891      3,107    5,798     5,541
  Restaurant Operating Expenses                307        437      659       844
  Advertising and Marketing                    490        545      942     1,009
  Bad Debts                                     10         10       11        25
  Depreciation and Amortization                 58         45      117        86
  General and Administrative                 1,123      1,182    1,988     2,152
  General and Admin. - Related Parties           9          5      434        21
  Lease Expense - HHLP                       2,711      2,704    5,720     5,415
                                         ---------  ---------  --------  --------
  TOTAL EXPENSES                         $   7,599  $   8,035  $15,669   $15,093
                                         ---------  ---------  --------  --------

  NET INCOME (LOSS)                      $     903  $     912  $  (877)  $  (598)
                                         =========  =========  ========  ========

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS]
================================================================================

                                                          JUNE 30,    JUNE 30,
                                                            2001        2000
                                                         ----------  ----------
OPERATING ACTIVITIES:
  Net (Loss)                                             $    (877)  $    (598)
                                                         ----------  ----------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                              117          86
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                       (631)       (265)
    Prepaid Expenses                                          (163)         16
    Other Assets                                                13         (88)
    Due from Related Parties                                  (250)     (1,480)
  Increase (Decrease):
    Accounts Payable                                          (496)        512
    Accounts Payable - Related Party                           (60)         18
    Lease Payments Payable - HHLP                            1,152       1,266
    Advance FF&E Related Party - HHLP                          275           -
    Due to Related Parties                                     810
    Accrued Expenses                                           240         523
    Other Liabilities                                          (14)          4
                                                         ----------  ----------
  Total Adjustments                                            993         592
                                                         ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            116          (6)

INVESTING ACTIVITIES
  Property and Equipment                                      (427)       (241)
  Franchise Licenses                                           (23)        (55)
                                                         ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                         (450)       (296)

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (334)       (302)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                623         778
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $     289   $     476
                                                         ==========  ==========

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN  THOUSANDS]
================================================================================

[1] ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate existing hotel properties from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates that are not owned by the Partnership as well as certain properties owned by unaffiliated third parties. We commenced operations on January 1, 1999 and as of June 30, 2001 leased 16 hotel properties from the Partnership.

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

Minimum future lease payments due during the noncancellable portion of the leases as of June 30, 2001 is as follows:

     June 30, 2001  $   5,898
     June 30, 2002      5,972
     June 30, 2003      4,153
     June 30, 2004      1,405
     June 30, 2005        667
                    ---------
     TOTAL          $  18,095
                    =========

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. We have reduced the administrative services fee by $75 pursuant to a revised repricing methodology between the Hersha Affiliates and the Partnership. As of June 30, 2001, $91 and $110 has been earned from operations, respectively.

For the six months ended June 30, 2001 and 2000 we incurred lease expense of $6,567 and $5,564, respectively. As of June 30, 2001 and 2000 the amount due to the Partnership for lease payments was $3,242 and $3,382, respectively.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]
================================================================================

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

                  Pro Forma Condensed Statements of Operations
                  --------------------------------------------
                 For the six months ended June 30, 2001 and 2000
                 -----------------------------------------------
                                 [In Thousands]
                                  ------------
                                   [Unaudited]
                                    ---------
                                                  2001      2000
                                                --------  --------
Revenue from Hotel Operations:
  Room Revenue                                  $12,155   $12,747
  Food & Beverage                                   768     1,037
  Telephone and Other                               852       728
                                                --------  --------
    Total Revenue from Hotel Operations          13,775    14,512

Expenses:
  Hotel Operations Expenses                       5,386     5,541
  Restaurant Operating Expenses                     636       844
  Advertising and Marketing                         901     1,009
  General and Administrative                      1,945     2,177
  General and Administrative - Related Parties       69        21
  Lease Payments                                  5,614     5,415
                                                --------  --------

  Total Expenses                                 14,551    15,007
                                                --------  --------

  Net Loss                                      $  (776)  $  (495)
                                                ========  ========


[4]  UNAUDITED INTERIM INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 2001 and the results of our operations for the interim periods presented. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]
================================================================================

[5]  NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, in July 2001. Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement No. 142 changes the accounting for goodwill from an amortization of goodwill to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

We expect that adoption of the new Statements will not have a material impact on our financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.


                                . . . . . . . .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 2001 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipates", "intends", "plans" and
"estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087) and in our Report on Form 8-K filed on March 30, 2000. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

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

     We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 31.0% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for (1) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (2) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels.

     Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 942,123 units of limited partnership interest in connection with the final settlement of the purchase price of several hotels. We have redeemed 76,253 units of limited partnership interest in connection with the sale of the Best Western, Indiana, PA. The total number of units of limited partnership interest outstanding as of June 30, 2001 and 2000 was 5,071,840 and 4,440,996,
respectively.

     We have acquired seven hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 2001, 2002 or 2003. The purchase price adjustments are calculated by applying the initial pricing methodology to such hotels' cash flows as shown on our and the Lessee's audited financial statements. The adjustments must be approved by a majority of our independent trustees. If the repricing produces a higher aggregate value for such hotels, the Hersha Affiliates will receive an additional number of units of limited partnership interest that, when multiplied by the offering price, equals the increase in value. If, however, the repricing produces a lower aggregate value for such hotels, the Hersha Affiliates forfeit to the Partnership that number of units that, when multiplied by the offering price, equals the decrease in value. Any adjustments arising from the issuance or forfeiture of shares will adjust the cost of the property acquired based on the fair value of the shares on the date of the adjustment.

     The Hersha Affiliates and the independent trustees have revised the return criteria upon which the repricings are to occur going forward. The revised pricing methodology has been established in order to ensure that we receive a minimum return of 11.5% and a maximum return of 12.5% based upon audited results for the property and the pre-established percentage lease formulas.

     As of August 1, 2001, we owned six Hampton Inn(R) hotels, two Holiday Inn(R) hotels, four Holiday Inn Express(R) hotels, four Comfort Inn(R) hotels, two Sleep Inn(R) hotels, one Mainstay Suites(R) and one Clarion Suites(R) hotel, which contain an aggregate of 1,884 rooms.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000 ($'s in thousands)

     Our revenues for the six months ended June 30, 2001 and 2000, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the six month period ended June 30, 2001 were $6,567 an increase of $1,003, or 18.0%, as compared to percentage lease revenues of $5,564 for the same period during 2000. The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from a full six months of operations in several properties acquired during the first six months of 2000 and the acquisition of the Mainstay Suites and Sleep Inn in King of Prussia, PA. Percentage lease revenues were slightly offset by the sale of the Best Western, Indiana, Comfort Inn, Denver and Comfort Inn, JFK during the second quarter of 2001.

     Net income decreased by $139 or 27.8% to $361, for the six months ended June 30, 2001 as compared to net income of $500 for the same period during 2000. The decrease in net income is primarily attributable to an increase in interest expense, depreciation expense and real estate taxes and insurance related to the increase in the number of hotels. Decreases in net income were partially offset by lower general and administrative expenses during the period.

     Hersha Hospitality Management LP's ("HHMLP") room revenues from the hotels increased by $375, or 2.9%, to $13,122 for the six months ended June 30, 2001, as compared to $12,747 for the same period in 2000. This increase in revenues is primarily attributable to an increase in the number of hotel properties leased and managed during the period. Room revenues were slightly offset by a decline in occupancies from 60.4% to 55.3% and a decrease in revenues per available room from $42.06 to $39.89. The decrease in occupancies and revenues per available room were slightly offset by increases in the average daily rate (ADR) from $69.69 to $72.17.

The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.


                                           SIX MONTHS ENDED
                                                JUNE 30,
                                          2001          2000
                                      ------------  ------------
               Occupancy rate                55.3%         60.4%
               ADR                    $     72.17   $     69.69
               REVPAR                 $     39.89   $     42.06
               Room revenue            13,122,235    12,746,605
               Room nights available      328,964       303,030
               Room nights occupied       181,831       182,907
               Rooms available              1,817         1,697


RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000 ($'s in thousands)

     Our revenues for the three months ended June 30, 2001 and 2000, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended June 30, 2001 were $3,603 an increase of $391, or 12.2%, as compared to percentage lease revenues of $3,212 for the same period during 2000.

     Lease revenues were slightly higher for several properties due to the methodology change in percentage lease revenue recognition versus straight-line revenue recognition. The Holiday Inn Express, Hershey, Hampton Inn, Carlisle, Holiday Inn Express, New Columbia and Comfort Inn, West Hanover were repriced on January 1, 2001. These properties now receive percentage lease revenues based upon a percentage lease formula. During each quarter of the fiscal year ended December 31, 2000, all of these properties received an equivalent amount of fixed lease revenues although the properties were seasonal in nature. Due to the seasonality of the hotels that were repriced, we will receive a higher portion of the total lease payments during the second and third quarters and lower lease revenues during the first and fourth quarters. Percentage lease revenues were offset by the sale of the Best Western, Indiana, Comfort Inn, Denver and Comfort Inn, JFK Airport.

     Net income increased by $38 or 16.1% to $245, for the three months ended June 30, 2001 as compared to net income of $207 for the same period during 2000. The increase in net income is primarily attributable to higher percentage lease revenues as described above.

     Hersha Hospitality Management LP's ("HHMLP") room revenues from the hotels decreased by $288, or 3.6%, to $7,692 for the three months ended June 30, 2001, as compared to $7,980 for the same period in 2000. This decrease in revenues is primarily attributable to a decline in occupancies from 60.4% to 55.3% and a decrease in revenues per available room from $42.06 to $39.89. The decrease in occupancies and revenue per available room were slightly offset by increases in the average daily rate (ADR) from $69.69 to $72.17.

     HHMLP maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.


                                         THREE MONTHS ENDED
                                               JUNE 30,
                                         2001         2000
                                      -----------  -----------
               Occupancy rate               62.8%        70.6%
               ADR                    $    75.83   $    73.16
               REVPAR                 $    47.63   $    51.65
               Room revenue            7,692,048   $7,980,078
               Room nights available     161,474      154,507
               Room nights occupied      101,439      109,081
               Rooms available             1,775        1,697


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

     We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $3,116 in the six months ended June 30, 2001, which is an increase of $268, or 9.4% over FFO in the comparable period in 2000, which was $2,848. The increase in FFO can be attributed to the increase in hotel properties owned.

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

     The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of June 30, 2001, our accounts receivable and due from related parties balances exceed our current obligations and related party payables by $2,647.

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

SUBSEQUENT  EVENTS

     The quarterly dividend pertaining to the second quarter of 2001 was paid on July 23, 2001 at the rate of $0.18 per share and represents an annualized rate of $0.72 per annum.

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

     None.

ITEM  6.  EXHIBITS AND REPORTS  ON  FORM  8-K

          (A)  EXHIBITS

               None.

          (B)  REPORTS  ON  FORM  8-K

               We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HERSHA HOSPITALITY TRUST



August 14, 2001                          /s/  Ashish  R.  Parikh
                                         ---------------------------
                                         Ashish  R.  Parikh
                                         Chief Financial Officer