Form 10-Q
period 2001-09-30
HERSHA HOSPITALITY TRUST
filed 2001-11-13
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------

                                    FORM 10-Q


(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     As of September 30, 2001, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,275,000.

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

PART  I.  FINANCIAL  INFORMATION

  Item 1. Financial  Statements
          HERSHA  HOSPITALITY  TRUST
          Independent  Accountant's  Report . . . . . . . . . . . . . . . . . . . 1
          Consolidated Balance Sheets as of September 30, 2001 [Unaudited]
          and  December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . 2
          Consolidated Statements of Operations for the three and nine months ended September 30, 2001  and  2000  [Unaudited] . . . . . . . . 3
          Consolidated Statement of Cash Flows for the nine months ended
          September  30,  2001  and  2000  [Unaudited]. . . . . . . . . . . . . . 4
          Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . 7

          HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
          Independent  Accountant's  Report . . . . . . . . . . . . . . . . . . . 15
          Balance  Sheets  as  of  September  30,  2001  [Unaudited]  and
          December  31,  2000 . . . . . . . . . . . . . . . . . . . . . . . . . . 16
          Statement of Operations for the three and nine months ended
          September  30,  2001  and  2000  [Unaudited]. . . . . . . . . . . . . . 17
          Statement  of  Cash  Flows  for  the  nine  months  ended
          September  30,  2001  and  2000  [Unaudited]. . . . . . . . . . . . . . 18
          Notes  to  Financial  Statements. . . . . . . . . . . . . . . . . . . . 19

  Item 2. Management's  Discussion and Analysis of Financial Condition and
          Results  of  Operations . . . . . . . . . . . . . . . . . . . . . . . . 22
          Results of Operations, Nine Months Ended September 30, 2001
          and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
          Results of Operations, Three Months Ended September 30, 2001
          and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
          Liquidity  and  Capital  Resources. . . . . . . . . . . . . . . . . . . 25
          Inflation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
          Seasonality . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
          Recent  Events. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
          Subsequent  Events. . . . . . . . . . . . . . . . . . . . . . . . . . . 26

  Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . . . . . 27

PART  II. OTHER  INFORMATION

  Item 1. Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . 27
  Item 2. Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . . . . . 27
  Item 3. Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . . . . . 27
  Item 4. Submission  of  Matters  to  a Vote of Security Holders . . . . . . . . 27
  Item 5. Other  Information. . . . . . . . . . . . . . . . . . . . . . . . . . . 27
  Item 6. Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . . . 27
               (a)  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . 27
               (b)  Reports  on  Form  8-K. . . . . . . . . . . . . . . . . . . . 27

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
  New  Cumberland,  Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of Hersha Hospitality Trust and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

New  York,  New  York
November 1, 2001

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                    ---------------  -------------
                                                                         2001             2000
                                                                         ----             ----
ASSETS:                                                               [UNAUDITED]
                                                                      -----------
  Cash and Cash Equivalents                                         $           21   $          --
  Investment in Hotel Properties, Net of Accumulated Depreciation           89,307          87,671
  Escrow and Lease Deposits                                                  1,415           1,178
  Lease Payments Receivable - Related Party                                  2,235           2,877
  Intangibles, Net of Accumulated Amortization                               1,570           1,720
  Due from Related Party                                                     1,477             849
  Other Assets                                                                 517             236
                                                                    ---------------  --------------
TOTAL ASSETS                                                        $       96,542   $      94,531
                                                                    ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Lines of Credit                                                   $        8,984   $      11,400
  Deposits Payable                                                           1,000           1,000
  Mortgages Payable                                                         52,951          50,050
  Dividends Payable                                                          1,322           1,209
  Due to Related Party                                                       1,150           1,650
  Accounts Payable and Accrued Expenses                                        276             529
                                                                    ---------------  --------------
TOTAL LIABILITIES                                                           65,683          65,838
                                                                    ---------------  --------------

Minority Interest                                                           20,479          17,679
                                                                    ---------------  --------------

Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None
  Issued and Outstanding                                                        --              --

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000
  Shares Authorized, 2,275,000 Shares Issued and Outstanding at
  September 30, 2001 and December 31, 2000                                      23              23

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, -0- Shares Issued and Outstanding at September 30,
  2001 and December 31, 2000, Respectively                                      --              --

  Additional Paid-in Capital                                                11,968          11,968

  Distributions in Excess of Net Earnings                                   (1,611)           (977)
                                                                    ---------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                  10,380          11,014
                                                                    ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $       96,542   $      94,531
                                                                    ===============  ==============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                              2001        2000        2001        2000
                                           ----------  ----------  ----------  ----------
REVENUE:
  Percentage Lease Revenues                $    4,148  $    3,667  $   10,714  $    9,231
  Interest - Related Party                         54           -         105           -
  Other Revenue                                     2          20          20          24
                                           ----------  ----------  ----------  ----------
  TOTAL REVENUE                                 4,204       3,687      10,839       9,255

EXPENSES:
  Interest expense                              1,353       1,324       4,065       3,275
  Land Lease - Related Party                        4           4          11          11
  Real Estate and Personal Property
  Taxes and Property Insurance                    273         187         788         541
  General and Administrative                      137         147         422         447
  Loss on Disposition of Hotel Properties           -           -          12           -
  Early Payment Penalty                             -           -           -         107
  Depreciation and Amortization                 1,132       1,032       3,335       2,790
                                           ----------  ----------  ----------  ----------
  TOTAL EXPENSES                                2,899       2,694       8,633       7,171

  INCOME BEFORE MINORITY INTEREST               1,305         993       2,206       2,084

  INCOME ALLOCATED TO MINORITY INTEREST         1,071         724       1,611       1,314
                                           ----------  ----------  ----------  ----------

  NET INCOME                               $      234  $      269  $      595  $      770
                                           ==========  ==========  ==========  ==========

  BASIC EARNINGS PER COMMON SHARE          $     0.10  $     0.12  $     0.26  $     0.34
                                           ==========  ==========  ==========  ==========

  DILUTED EARNINGS PER COMMON SHARE        $     0.10  $     0.12  $     0.26  $     0.31
                                           ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES:
  Basic                                     2,275,000   2,275,000   2,275,000   2,275,000

  Diluted                                   7,346,840   6,715,996   7,274,886   6,715,996

(1)  Includes  5,071,840  and  4,440,996  units  at September 30, 2001 and 2000, respectively, that are redeemable on a one-for-one basis for Class B common shares. See Footnote [5] Earnings Per Share

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]


                                                       NINE MONTHS ENDED SEPT. 30,
                                                          2001            2000
                                                      -------------  ---------------
OPERATING ACTIVITIES:
  Net Income                                          $        595   $          770
                                                      -------------  ---------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                            3,335            2,790
    Income Allocated to Minority Interest                    1,611            1,314
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                                 (237)          (1,386)
    Lease Payments Receivable - Related Party                  642           (1,399)
    Other Assets                                              (281)             331
    Due from Related Party                                    (628)             (19)
  Increase (Decrease):
    Due to Related Parties                                    (500)              31
    Accounts Payable and Accrued Expenses                     (253)              71
                                                      -------------  ---------------
  Total Adjustments                                          3,689            1,733
                                                      -------------  ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    4,284            2,503

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                         (4,321)         (11,152)
  Sale of Hotel Property Assets                              8,826
  Purchase of Intangible Assets                                (70)          (1,057)
                                                      -------------  ---------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES             4,435          (12,209)

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit              3,984           16,479
  Repayment of Borrowings Under Line of Credit              (6,400)         (11,713)
  Borrowings from Mortgages Payable                              -           25,050
  Principal Repayment of Mortgages Payable                     491          (16,850)
  Dividends Paid                                            (1,229)          (1,229)
  Limited Partnership Unit Distributions Paid               (2,586)          (2,763)
  Loan to Related Party                                          -             (800)
  Borrowings from Related Party                                  -            1,408
  Repayment of Related Party Loans                          (2,958)               -
                                                      -------------  ---------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES            (8,698)           9,582

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            21             (124)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  -              124
                                                      -------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $         21   $            -
                                                      =============  ===============


The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]


                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               --------------
                                                            2001           2000
                                                            ----           ----
SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
------------------------------------------------------
  CASH  PAID  DURING  THE  PERIOD:
   Interest                                                $4,139         $3,013


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

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]


On June 1, 2001, we have purchased the Mainstay Suites and Sleep Inn in King of Prussia. We have purchased these assets for $9,445 and leased them to Hersha Hospitality Management, LP. In conjunction with this transaction, we have assumed the mortgage indebtedness of $6,738 and funded the remainder of the proceeds from our outstanding line of credit.

On September 28, 2001 we declared an $0.18 per Class A Common Share dividend of $410 that was paid on October 26, 2001 and a distribution of $0.18 per limited partnership unit holder of $912 that was also paid on October 26, 2001.

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

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 942,123 units of limited partnership interest in connection with the final settlement of the purchase price of several hotels. We have redeemed 76,253 units of limited partnership interest in connection with the sale of the Best Western, Indiana, PA. The total number of units of limited partnership interest outstanding as of September 30, 2001 and 2000 was 5,071,840 and 4,440,996, respectively.

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

[3]  COMMITMENTS  AND  CONTINGENCIES  AND  RELATED  PARTY  TRANSACTIONS

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $0.72 per share on a cumulative basis and share equally in additional dividends after the Class B Common Shares and have received $0.72 per share in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and votes with the Class B Common Shares on a one vote per share basis. The Priority period of the Class A Shares commenced on January 26, 1999 and ends on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or
(ii) the date that is 15 trading days after we send notice to the holders of the Priority Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At September 30, 2001 and September 30, 2000, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,071,840 and 4,440,996, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

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

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]

[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

In conjunction with the initial public offering, we acquired ten hotels and entered into percentage lease agreements with HHMLP for these hotels. Subsequent to our public offering, we have acquired nine properties from the Hersha Affiliates that were subsequently leased to HHMLP and acquired four properties from Noble that were leased back to Noble. As of September 30, 2001, we have divested three hotels from our portfolio and we own twenty properties. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

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

We have future lease commitments from HHMLP through June 2006. Minimum future rental income under these non-cancelable operating leases at September 30, 2001, is as follows:

          September 30, 2001  $   6,483
          September 30, 2002      5,419
          September 30, 2003      3,006
          September 30, 2004      1,184
          September 30, 2005        409
                              ---------

          TOTAL               $  16,501
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

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these non-cancelable operating leases at September 30, 2001, is as follows:

          September 30, 2002  $  2,801
          September 30, 2003     1,652
                              --------

          TOTAL               $  4,453
                              ========

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]


[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

For the period January 1, 2001 through September 30, 2001, we earned initial fixed rents of $5,247 and earned percentage rents of $5,467. For the period January 1, 2000 through September 30, 2000, we earned initial fixed rents of $5,527 and earned percentage rents of $3,704.

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

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]


[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. HHMLP has reduced the administrative services fee by $75 pursuant to the revised repricing methodology discussed above. As of September 30, 2001 and 2000, $91and $110 has been charged to operations, respectively.

We have approved the lending of up to $3,000 to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of September 30, 2001 and 2000, the Hersha Affiliates owed us $1,800 and $800, respectively. Interest income from these advances was $51.5 and $19 for the nine months ended September 30, 2001 and 2000, respectively.

We borrowed certain funds from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, during the nine months ended September 30, 2001. Our total borrowings outstanding from SEL at September 30, 2001 were $1,059. We borrow from SEL at a fixed rate of 9% per annum. We incurred related party interest expense of $17.2 for the nine month period ending September 30, 2001.

[4]  DEBT

Debt is comprised of the following at September 30, 2001 and December 31, 2000:

                                   2001        2000
                                -------     -------
Mortgages Payable               $52,951     $50,050
Revolving Credit Facility         8,984      11,400
                                -------     -------
Total Long Term Debt            $61,935     $61,450

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

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]


[5]  EARNINGS  PER  SHARE

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        -----------------------  -----------------------
                                                          SEPT. 30,  SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                            2001       2000         2001         2000
                                                        ----------  -----------  -----------  -----------
Net Income for Basic Earnings Per Share                 $      234  $       269  $       595  $       770

Add:  Income Attributable to Minority Interest               1,071          724        1,611        1,314
                                                        ----------  -----------  -----------  -----------

NET INCOME FOR DILUTED EARNINGS PER SHARE               $    1,305  $       993  $     2,206  $     2,084
-----------------------------------------               ==========  ===========  ===========  ===========

Weighted Average Shares for Basic Earnings Per Share     2,275,000    2,275,000    2,275,000    2,275,000

Dilutive Effect of Limited Partnership Units             5,071,840    4,440,996    5,071,840    4,440,996
                                                        ----------  -----------  -----------  -----------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   7,346,840    6,715,996    7,274,886    6,715,996
------------------------------------------------------  ==========  ===========  ===========  ===========



Options to purchase 534,000 shares of Class B common shares for the nine months ended September 30, 2001 and September 30, 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                  -------------------------------------------
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
        ---------------------------------------------------------------
               [IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
               --------------------------------------------------
                                  [UNAUDITED]
                                  -----------

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                           ----------------------  ----------------------
                                            SEPT. 30    SEPT. 30    SEPT. 30,   SEPT. 30,
                                              2001        2000        2001        2000
                                           ----------  ----------  ----------  ----------
REVENUE:
  Percentage Lease Revenue                 $    4,148  $    3,667  $   10,933  $   10,200
  Interest Revenue                                 54           -         105           -
  Other Revenue                                     2          20          20          44
                                           ----------  ----------  ----------  ----------
  TOTAL REVENUE                                 4,204       3,687      11,058      10,244

EXPENSES:
  Interest expense                              1,353       1,324       4,153       3,641
  Real Estate and Personal Property
  Taxes and Property Insurance                    273         187         818         541
  Land lease                                        4           4          12          11
  General and Administrative                      137         147         423         567
  Depreciation and Amortization                 1,132       1,032       3,401       3,034
                                           ----------  ----------  ----------  ----------
  TOTAL EXPENSES                                2,899       2,694       8,807       7,794

  INCOME BEFORE MINORITY INTEREST               1,305         993       2,251       2,450

  INCOME ALLOCATED TO MINORITY INTEREST         1,071         724       1,567       1,763
                                           ----------  ----------  ----------  ----------

  NET INCOME                               $      234  $      269  $      684  $      687
                                           ==========  ==========  ==========  ==========

  BASIC EARNINGS PER COMMON SHARE          $     0.10  $     0.12  $     0.30  $     0.30
                                           ==========  ==========  ==========  ==========

  DILUTED EARNINGS PER COMMON SHARE        $     0.10  $     0.12  $     0.30  $     0.30
                                           ==========  ==========  ==========  ==========

  Weighted Average for Basic EPS            2,275,000   2,275,000   2,275,000   2,275,000
  Weighted Average Shares for Diluted EPS   7,346,840   6,715,996   7,346,840   6,715,996

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]

[7]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 2001, and the results of our operations for the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

[8]  SUBSEQUENT  EVENTS

The quarterly dividend pertaining to the third quarter of 2001 was paid on October 26, 2001 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

On November 1, 2001, we sold the Holiday Inn, Milesburg for $4.7 million less property improvements, broker fees and transfer costs that are estimated at $0.7 million.

On November 1, 2001, we sold the Comfort Inn Riverfront, Harrisburg for $4.0 million less property improvements, broker fees and transfer costs that are estimated at $0.5 million.

On  November 1, 2001,  we  sold  the  Comfort  Inn,  McHenry for $2.0 million.

On November 1, 2001, we purchased the Holiday Inn Express, Long Island City, New York for $8.5 million.

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

The FASB has also issued Statement No. 143, "Accounting for Asset Retirement Obligations" and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statements no. 143 and 144 will be effective for calendar year end companies on January 1, 2003 and January 1, 2002, respectively.

We expect that adoption of the new Statements will not have a material impact on our financial statements.


                              * * * * * * * * * *

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Partners of
  Hersha Hospitality Management L.P.
  New Cumberland, Pennsylvania


     We have reviewed the accompanying balance sheet of Hersha Hospitality Management L.P. as of September 30, 2001, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and statements of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                               MOORE STEPHENS, P.C.
                                               Certified Public Accountants.

New York, New York
November 1, 2001

HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
BALANCE  SHEETS
[IN  THOUSANDS]


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                            ---------------  --------------
                                                                  2001             2000
                                                             ---------------  --------------
CURRENT ASSETS:                                                [UNAUDITED]
  Cash and Cash Equivalents                                  $          667   $         623
  Accounts Receivable, less allowance for doubtful accounts
  of $240 and $135 at September 30, 2001 and December 31,
  2000, respectively                                                  1,206             891
  Prepaid Expenses                                                      153              13
  Due from Related Party - HHLP                                         442             175
  Due from Related Parties                                              847           1,604
  Other Assets                                                          295             281
                                                             ---------------  --------------
  TOTAL CURRENT ASSETS                                                3,610           3,587

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
$167 AND $137 AT SEPTEMBER 30, 2001 AND DECEMBER 31,
2000, RESPECTIVELY]                                                     285             307
SOFTWARE                                                                 15              17
PROPERTY AND EQUIPMENT                                                1,034           1,158
CONSTRUCTION IN PROGRESS                                                 22               -
                                                             ---------------  --------------

TOTAL ASSETS                                                 $        4,966   $       5,069
                                                             ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                           $        1,391   $       1,639
  Accounts Payable Related Party                                          -              60
  Accrued Expenses                                                      516             450
  Accrued Contingent Lease                                              214               -
  Other Liabilities                                                      15              20
  Due to Related Party - HHLP                                         1,233             331
  Lease Payments Payable - Related Party - HHLP                       2,021           2,644
                                                             ---------------  --------------
  TOTAL CURRENT LIABILITIES                                           5,390           5,144

COMMITMENTS                                                               -               -

PARTNERS' CAPITAL                                                      (424)            (75)
                                                             ---------------  --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $        4,966   $       5,069
                                                             ===============  ==============

The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER  30,  2001  AND  2000  [UNAUDITED]
[IN  THOUSANDS]


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,
                                           2001     2000      2001     2000
                                         -------  --------  --------  -------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $ 7,993  $  9,677  $ 21,115  $ 22,425
  Restaurant Revenue                         499       477     1,295     1,513
  Other Revenue                              455       569     1,329     1,280
                                         -------  --------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS     $ 8,947  $ 10,723  $ 23,739  $ 25,218

EXPENSES:
  Hotel Operating Expenses                 3,256     3,286     9,054     8,827
  Restaurant Operating Expenses              463       435     1,121     1,279
  Advertising and Marketing                  585       543     1,527     1,552
  Bad Debts (Recoveries)                     100       (25)      111         -
  Depreciation and Amortization               61        47       178       133
  General and Administrative                 897     1,489     3,238     3,641
  General and Admin. - Related Parties         -       821        82       842
  Lease Expense - HHLP                     2,681     2,695     8,401     8,110
  Lease Expense - Other Related Parties      353         -       353         -
                                         -------  --------  --------  --------
TOTAL EXPENSES                           $ 8,396  $  9,291  $ 24,065  $ 24,384
                                         -------  --------  --------  --------

NET INCOME (LOSS)                        $   551  $  1,432  $  (326)  $    834
                                         =======  ========  ========  ========


The Accompanying Notes Are an Integral Part of This Financial Statement.

HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER  30,  2001  AND  2000  [UNAUDITED]
[IN  THOUSANDS]

                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                               2001             2000
                                                         ---------------  ---------------
OPERATING ACTIVITIES:
  Net Income (Loss)                                      $         (326)  $          834
                                                         ---------------  ---------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                                   178              133
    Allowance for Doubtful Accounts                                   -              (40)
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                            (315)            (508)
    Prepaid Expenses                                               (140)              60
    Other Assets                                                    (14)            (117)
    Due from Related Parties                                        490           (3,255)
  Increase (Decrease):
    Accounts Payable                                               (248)             317
    Accounts Payable - Related Party                                (60)             690
    Lease Payments Payable - HHLP                                  (622)           1,399
    Due to Related Parties                                          902
    Accrued Expenses                                                279              362
    Other Liabilities                                                (6)               -
                                                         ---------------  ---------------
  Total Adjustments                                                 444             (959)
                                                         ---------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 118             (125)

INVESTING ACTIVITIES
  Property and Equipment                                            (31)            (149)
  Franchise Licenses                                                (43)             (56)
                                                         ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                               (74)            (205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 44             (330)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       623              778
                                                         ---------------  ---------------
CASH AND CASH EQUIVALENTS - END OF YEAR                  $          667   $          448
                                                         ===============  ===============


The Accompanying Notes Are an Integral Part of This Financial Statement

HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]

[1]  ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate existing hotel properties from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain executive officers and inside trustees, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates that are not owned by the Partnership. We commenced operations on January 1, 1999 and as of September 30, 2001 leased 16 hotel properties from the Partnership.

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

Minimum future lease payments due during the noncancellable portion of the leases as of September 30, 2001 is as follows:

          September 30, 2001  $  6,483
          September 30, 2002     5,419
          September 30, 2003     3,006
          September 30, 2004     1,184
          September 30, 2005       409
                              --------

          TOTAL               $ 16,501
                              ========

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. We have reduced the administrative services fee by $75 pursuant to a revised repricing methodology between the Hersha Affiliates and the Partnership. As of September 30, 2001, $133 and $174 has been earned from operations, respectively.

For the nine months ended September 30, 2001 and 2000 we incurred lease expense of $10,715 and $8,110, respectively. As of September 30, 2001 and 2000 the amount due to the Partnership for lease payments was $2,235 and $3,515, respectively.

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

                  Pro Forma Condensed Statements of Operations
                  --------------------------------------------
              For the nine months ended September 30, 2001 and 2000
              -----------------------------------------------------
                                 [In Thousands]
                                  ------------
                                   [Unaudited]
                                    ---------

                                            2001     2000
                                          ---------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                            $ 20,148   $ 22,425
  Restaurant Revenue                         1,267      1,513
  Other Revenue                              1,207      1,476
                                          ---------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS       $22,622   $ 25,414

EXPENSES:
  Hotel Operating Expenses                   8,642      8,827
  Restaurant Operating Expenses              1,098      1,279
  Advertising and Marketing                  1,486      1,552
  Bad Debts (Recoveries)                        11          -
  Depreciation and Amortization                 61        133
  General and Administrative                 3,194      3,641
  General and Admin. - Related Parties        (283)       842
  Lease Expense - HHLP                       8,295      8,110
  Lease Expense - Other Related Parties        353          -
                                          ---------  --------
TOTAL EXPENSES                            $ 22,857   $ 24,384
                                          ---------  --------

  NET INCOME (LOSS)                       $   (235)  $  1,030
                                          =========  ========

HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]

[4]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 2001 and the results of our operations for the interim periods presented. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The FASB has also issued Statement No. 143, "Accounting for Asset Retirement Obligations" and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statements no. 143 and 144 will be effective for calendar year end companies on January 1, 2003 and January 1, 2002, respectively.

We expect that adoption of the new Statements will not have a material impact on our financial statements.


                              * * * * * * * * * *

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

     Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA. We have also issued an additional 942,123 units of limited partnership interest in connection with the final settlement of the purchase price of several hotels. We have redeemed 76,253 units of limited partnership interest in connection with the sale of the Best Western, Indiana, PA. The total number of units of limited partnership interest outstanding as of September 30, 2001 and 2000 was 5,071,840 and 4,440,996, respectively.

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

     As of November 1, 2001, we owned eighteen hotels consisting of five Hampton Inn hotels, one Hampton Inn and Suites hotel, one Holiday Inn hotel, four
Holiday Inn Express hotels, one Holiday Inn Express and Suites hotel, one Comfort Inn hotel, one Comfort Suites hotel, two Sleep Inn hotels, one Mainstay Suites and one Clarion Suites hotel, which contain an aggregate of 1,651 rooms.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000 ($'s in thousands)

     Our revenues for the nine months ended September 30, 2001 and 2000, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the nine month period ended September 30, 2001 were $10,714 an increase of $1,483, or 16.1%, as compared to percentage lease revenues of $9,231 for the same period during 2000. The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from a full nine months of operations in several properties acquired during the first nine months of 2000 and the acquisition of the Mainstay Suites and Sleep Inn in King of Prussia, PA. Percentage lease revenues were slightly offset by the sale of the Best Western, Indiana, Comfort Inn, Denver and Comfort Inn, JFK during the second quarter of 2001.

     Net income decreased by $175 or 22.7% to $595, for the nine months ended September 30, 2001 as compared to net income of $770 for the same period during 2000. The decrease in net income is primarily attributable to an increase in interest expense, depreciation expense and real estate taxes and insurance related to the increase in the number of hotels. Decreases in net income were partially offset by lower general and administrative expenses during the period.

     Hersha Hospitality Management LP's ("HHMLP") room revenues from the hotels decreased by $1,310, or 5.8%, to $21,115 for the nine months ended September 30, 2001, as compared to $22,425 for the same period in 2000. This decrease in revenues is primarily attributable to a decrease in the number of hotel properties leased and managed during the period. Room revenues were also impacted by a decline in occupancies from 64.93% to 58.7% and a decrease in revenues per available room from $48.76 to $44.29. The average daily rate (ADR) remained consistent from $75.10 to $75.43.

The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                  2001          2000
                            --------------  --------------
     Occupancy rate                  58.7%           64.9%
     ADR                    $       75.43   $       75.10
     REVPAR                 $       44.29   $       48.76
     Room revenue              21,115,384      22,425,426
     Room nights available        476,806         459,890
     Room nights occupied         279,951         298,592
     Rooms available                1,817           1,697

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000 ($'s in thousands)

     Our revenues for the three months ended September 30, 2001 and 2000, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended September 30, 2001 were $4,148 an increase of $481, or 13.1%, as compared to percentage lease revenues of $3,667 for the same period during 2000.

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

     Net income decreased by $35 or 13.0% to $234, for the three months ended September 30, 2001 as compared to net income of $269 for the same period during 2000. The decrease in net income is primarily attributable to higher depreciation and amortization, interest expense and real estate and personal property taxes and property insurance due to an increase in the number of properties owned during the period.

     Hersha Hospitality Management LP's ("HHMLP") room revenues from the hotels decreased by $1,684, or 17.4%, to $7,993 for the three months ended September 30, 2001, as compared to $9,677 for the same period in 2000. This decrease in revenues is primarily attributable to a decline in occupancies from 71.1% to 66.4% and a decrease in revenues per available room from $58.17 to $54.07. The average daily rate (ADR) remained consistent from $81.77 to $81.46.

     HHMLP maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,
                                 2001           2000
                            -------------  -------------
     Occupancy rate                 66.4%          71.1%
     ADR                    $      81.46   $      81.77
     REVPAR                 $      54.07   $      58.17
     Room revenue              7,993,149   $  9,678,821
     Room nights available       147,842        166,376
     Room nights occupied         98,120        118,357
     Rooms available               1,838          1,808


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

     We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $5,553 in the nine months ended September 30, 2001, which is an increase of $679, or 13.9% over FFO in the comparable period in 2000, which was $4,874. The increase in FFO can be attributed to the recognition of percentage lease revenues for several properties as described above along with a full nine months of operating history for the hotels acquired during the first six months of 2000.

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

     The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. As of September 30, 2001, our accounts receivable and due from related parties balances exceed our current obligations and related party payables by $2,562.

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

RECENT  EVENTS

     The lodging industry has been severely impacted by the events surrounding the terrorist attacks on September 11, 2001 and the ensuing fears of conventional and bio-terrorism in the United States. The economic environment had become difficult prior to these attacks and these attacks have severely exacerbated the problem and have caused a dramatic downturn in travel activity. The magnitude of the downturn is unparalleled in its breadth and scope and has affected all lodging companies to a certain extent. Based upon the most recent data available from Smith Travel Research, the negative impact of the terrorist attacks has affected lodging companies and hotel operators disproportionately. As of November 1, 2001, cities classified as fly-in markets, convention centers and destination type resorts have been the most significantly impacted by the attacks. These markets have been adversely impacted due to their reliance upon their customer's ability and willingness to utilize air travel to arrive at their destinations.

     We have definitely been impacted by the economic downturn as well as the terrorist attacks. Several of our hotel properties such as the Sleep Inn near the Pittsburgh International Airport and the Clarion Suites in Philadelphia have seen further decreases in their occupancies following September 11, 2001. These decreases have been mitigated to a certain extent by the diversity of our portfolio in markets that are not reliant upon air travel and have benefited from an increase in customers that have utilized automobile and rail travel. However, our refocused strategy of owning midscale hotels in central business districts, airport locations and strong suburban office markets, may lead to less diversification and more reliance on fly-in travel.

SUBSEQUENT  EVENTS

     The quarterly dividend pertaining to the third quarter of 2001 was paid on October 26, 2001 at the rate of $0.18 per share and represents an annualized rate of $0.72 per annum.

On November 1, 2001, we sold the Holiday Inn, Milesburg for $4.7 million less property improvements, broker fees and transfer costs that are estimated at $0.7 million.

On November 1, 2001, we sold the Comfort Inn Riverfront, Harrisburg for $4.0 million less property improvements, broker fees and transfer costs that are estimated at $0.5 million.

On  November  1,  2001,  we  sold  the  Comfort  Inn,  McHenry for $2.0 million.

On November 1, 2001, we purchased the Holiday Inn Express, Long Island City, New York for $8.5 million.

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

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  EXHIBITS

               None.

          (b)  REPORTS  ON  FORM  8-K

               We did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HERSHA  HOSPITALITY  TRUST



November 9, 2001                                /s/  Ashish  R.  Parikh
                                                --------------------------------
                                                Ashish  R.  Parikh
                                                Chief Financial Officer