Form 10-K
period 2001-12-31
HERSHA HOSPITALITY TRUST
filed 2002-04-01
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                           FOR ANNUAL AND TRANSITIONAL
                     REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from            to

                       Commission file number:  005-55249

                            HERSHA HOSPITALITY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

               MARYLAND                                      251811499
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

   148 SHERATON DRIVE, BOX A, NEW CUMBERLAND, PENNSYLVANIA           17070
    (Address of Registrant's Principal Executive Offices)          (Zip Code)

       Registrant's telephone number, including area code:  (717) 770-2405

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered
            -------------------        -----------------------------------------
      PRIORITY CLASS A COMMON SHARES OF                AMERICAN STOCK
BENEFICIAL INTEREST, PAR VALUE $.01 PER SHARE            EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of March 29, 2002, was approximately $16.6 million.

     As of March 29, 2002, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,575,000.

     Documents Incorporated By Reference: Portions of the 2001 Hersha Hospitality Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002 are incorporated by reference into Part III hereof.

                            HERSHA HOSPITALITY TRUST

                                      INDEX


                                                                       Form 10-K
                                                                         Report
Item No.                                                                  Page
--------                                                               ---------

                                     PART I

1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
4.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  24
4.     Submission of Matters to a Vote of Security Holders . . . . . . . . .  24
5.     Market for Registrant's Common Equity and Related Stockholder Matters  24
6.     Selected Financial and Operating Data . . . . . . . . . . . . . . . .  25
7.     Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  30
7A.    Quantitative and Qualitative Disclosures About Market Risk. . . . . .  34
8.     Financial Statements and Supplementary Data . . . . . . . . . . . . .  35
9.     Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures. . . . . . . . . . . . . . . . . . . . . . .  77
10.    Trustees and Executive Officers of Our Company. . . . . . . . . . . .  77
11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .  77
12.    Security Ownership of Certain Beneficial Owners and Management. . . .  77
13.    Certain Relationships and Related Transactions. . . . . . . . . . . .  77
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .  78

ITEM 1.     BUSINESS

                                    OVERVIEW

     Hersha Hospitality Trust is a Maryland real estate investment trust organized in 1998 that invests in limited service and full service hotels with strong, national franchise affiliations, or hotels with the potential to obtain these franchises, in the mid-scale market segment in the eastern United States. Since our initial public offering in January 1999, we have concentrated on owning economy, mid-scale and upper-economy hotels located in diverse markets. We recently have re-focused our business strategy toward acquiring mid-scale hotels in leading central business districts, in close proximity to business and leisure demand generators in suburban areas around major metropolitan markets. We completed an initial public offering of two million of our Class A Priority Common Shares on January 26, 1999 at $6.00 per share. In addition, on February 5, 1999, we sold an additional 275,000 Class A Priority Common Shares pursuant to an over allotment option granted to the underwriter in our initial public offering. Our Priority Class A Common Shares are traded on the American Stock Exchange under the symbol "HT."

     In connection with our initial public offering of priority common shares, our operating partnership acquired ten initial hotels in exchange for (i) 4,032,431 subordinated units of operating partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels using the proceeds of the offering.

     We  own  our  hotels  through our operating partnership, Hersha Hospitality
Limited Partnership, of which we are the general partner and own 31% of the partnership interests. In order for us to qualify as a REIT, we cannot operate our hotels. Therefore, we lease each of our hotels to management companies to operate our hotels. We lease 14 of our hotels to Hersha Hospitality Management, L.P. (HHMLP), a Pennsylvania limited partnership. HHMLP is owned in part by three of our executive officers, two of our trustees and their affiliates. We lease the remaining four hotels located in Atlanta, Georgia to subsidiaries of Noble Investment Group, Ltd., an unaffiliated third party real estate development and hotel management company. In addition, HHMLP provides administrative services to us for a fixed annual fee. We have four executive officers, and these officers are our only employees.

     The leases are designed to allow us to participate in revenue growth at our hotels by providing for percentage rent based on hotel revenues. The percentage rent calculation in each of these leases is based upon incentive thresholds. These thresholds are designed to provide incentive to our lessees to generate higher revenues at each hotel and to increase the rent percentage due above the incentive thresholds while simultaneously increasing the lessee's profitability from the hotel's operations.

     As of December 31, 2001, we owned the following 18 hotels:

---------------------------------------------------
                                          NUMBER OF
HOTELS                                      ROOMS
---------------------------------------------------
HOLIDAY INN EXPRESS:
   Hershey, PA                                   85
   Duluth, GA                                    68
   Long Island City, NY                          79
   New Columbia, PA                              81
HAMPTON INN:
   Carlisle, PA                                  95
   Danville, PA                                  72
   Hershey, PA                                  110
   Newnan, GA                                    91
   Peachtree, GA                                 61
   Selinsgrove, PA                               75
COMFORT INN:
   Harrisburg, PA                                81
---------------------------------------------------

---------------------------------------------------
                                          NUMBER OF
HOTELS                                      ROOMS
---------------------------------------------------

HOLIDAY INN EXPRESS AND SUITES:
   Harrisburg, PA                                77
CLARION SUITES:
   Philadelphia, PA                              96
MAINSTAY SUITES:
   King of Prussia, PA                           69
SLEEP INN:
   King of Prussia, PA                           87
   Corapolis, PA                                143
COMFORT SUITES:
   Duluth, GA                                    85
HOLIDAY INN HOTEL AND CONFERENCE CENTER:
   Harrisburg, PA                               196
---------------------------------------------------
Total Rooms                                   1,651
                                          ---------

                                 GROWTH STRATEGY

     We seek to enhance shareholder value by increasing amounts available for distribution to our shareholders by (1) acquiring additional hotels that meet our investment criteria and (2) participating in any increased revenue from our hotels through percentage leases.

ACQUISITION STRATEGY

     Our acquisition policy is to acquire hotels for which we expect to receive rents at least equal to 10% -12% of the purchase price paid for each hotel, net of certain costs. In addition, we intend to acquire hotels that meet one or more of the following criteria:

     - nationally-franchised hotels such as Comfort Inn(R), Fairfield Inn(R), Marriott Courtyard(R), Hampton Inn(R), Hilton Garden Inn(R), Holiday Inn(R) and Holiday Inn Express(R) hotels, and limited service extended-stay hotels such as Comfort Suites(R), Homewood Suites(R), Main Stay Suites(R), Staybridge Suites(R), Embassy Suites(R), Summerfield Suites(R) and Residence Inn by Marriott(R) hotels;

     - hotels with significant barriers to entry, such as high development costs, limited availability of land and the presence of similarly branded hotels;

     - poorly-managed hotels, which could benefit from new management, a new marketing strategy and association with a national franchisor;

     - hotels in deteriorated physical condition that could benefit significantly from renovations; and

     - hotels in attractive locations that we believe could benefit significantly by changing franchises to a superior brand.

Future acquisitions may include hotels newly developed by some of our executive officers, trustees and their affiliates.

     In addition to the direct acquisition of hotels, we may make investments in hotels through joint ventures with strategic partners or through equity contributions, sales and leasebacks, or secured loans. We seek to identify acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value.

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

     During 2001, we completed the acquisition of three hotels. We acquired the 87-room Sleep Inn and 69-room Mainstay Suites in King of Prussia, PA on June 1, 2001. We acquired these properties for approximately $9.4 million. The Sleep Inn and Mainstay Suites share a common lobby and meeting space and is the first dual branded hotel in the United States catering to the leisure and extended stay traveler.

     On November 1, 2001, we completed the acquisition of the Holiday Inn Express, Long Island City, NY. We acquired this 79-room hotel from affiliates of certain of our executive officers and trustees for $8.5 million. We have leased all three hotels to HHMLP under percentage lease terms similar to the terms of the other leases that we have entered into with them in previous transactions.

FINANCING

     We may finance additional investments in hotels, in whole or in part, with undistributed cash, issuances of priority common shares, preferred stock or operating partnership units, cash received from the disposition of hotels or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the aggregate purchase prices paid for the hotels in which we invest. Our Board of Trustees, however, may change the debt policy without the approval of our shareholders. The aggregate purchase prices for our eighteen hotels, owned as of December 31, 2001, was approximately $100.0 million, and our indebtedness at December 31, 2001 was approximately $61.5 million, which represents approximately 61.5% of the aggregate purchase price for our hotels.

     In February 2000, we entered into a portfolio refinancing of seven of our hotel properties for approximately $22.1 million. Outstanding borrowings under the refinancing bear interest at a fixed rate of 8.94%, have a total loan amortization period of 23.5 years and have a maturity date of February 2010. The first eighteen months of the loan was structured to be interest only financing with no principal pay off during the period. The loan proceeds were utilized to pay off existing loans, to pay accrued distributions to the limited partners of our operating partnership and to acquire hotel properties.

     We maintain a credit line with Sovereign Bank for $11.5 million. Outstanding borrowings under the line of credit bear interest at the bank's prime rate. The line of credit is collateralized by first mortgages on two of our hotels. The interest rate on borrowings under the line of credit at December 31, 2001 was 5.0%. The line of credit expires on August 8, 2002. The outstanding principal balance on the line of credit was approximately $7.1 million at December 31, 2001.

INTERNAL GROWTH STRATEGY

     Our percentage leases are designed to allow us to participate in growth in revenues at our hotels. Our percentage leases generally provide that the lessee will pay in each month or calendar quarter the greater of base rent or percentage rent. The percentage rent for each hotel leased to HHMLP is comprised of:

     -    a  percentage  of  room  revenues  up  to  a certain threshold amount,

     - a percentage of room revenues in excess of the first threshold but less than a second incentive threshold,

     - a percentage of room revenues in excess of the second incentive threshold and

     -    a  percentage  of  revenues  other  than  room  revenues.

The  percentage  rent  for  each  hotel  leased  to  Noble  is  comprised  of:

     -    a  percentage  of  room  revenues  up  to  an  incentive threshold and

     -    a  percentage  of  room  revenues  above  this  threshold  amount.

     The incentive thresholds are designed to provide incentive to our lessees to generate higher revenues at each hotel by reducing the percentage of revenue paid as rent above certain thresholds. In the case of any newly-renovated hotels or newly-developed hotels, our lessees pay a fixed rent until an adjustment date, after which our lessees pay the greater of a base rent or percentage rent.

     We  seek  to  increase  percentage  lease  payments  through the following:

     - asset management, which includes monitoring the operators' marketing programs, sales management policies and operational initiatives at the hotels; and

     -    reinvestment  in  the  hotels  as  management  deems  necessary.

DISPOSITION

     We will evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our new investment criteria. We may sell hotels opportunistically based upon management's forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management's forecast of the strength of the hotel's cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel.

     We have sold four hotels since the initial public offering to third parties and have sold two hotels back to some of our executive officers, trustees and their affiliates to prevent the REIT from having to take on seller financing.

     All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales.

     We sold six properties during 2001. The property sales were undertaken as a result of our strategic and cash flow forecasts of the individual hotels and other strategic criteria mentioned above.

     Of these six property sales, three hotels were sold directly to third party owner operators. These asset sales consist of the Comfort Inn, Denver, the Comfort Inn, JFK Airport and the Holiday Inn, Milesburg.

     We sold the Best Western, Indiana, the Comfort Inn, Riverfront and the Comfort Inn, McHenry, MD to affiliates of certain of our executive officers and trustees. All three of these hotels were initially purchased from affiliates of certain of our executive officers and trustees. We did not sell these assets directly to a third party due to the high probability of having to maintain a certain amount of seller financing in order to complete these transactions. We consummated these sales for substantially the same purchase prices as these affiliates obtained in their subsequent sales of these hotels to third party owner operators.

INDEPENDENT REVIEW OF ACQUISITION AND DISPOSITIONS WITH RELATED PARTIES

     As of September 2001, the Board of Trustees has elected to hire an independent third party accounting firm to review in advance all asset purchases and asset sales between us and related parties. The Board of Trustees will determine the scope of each review on a case-by-case basis. The independent third party accounting firm will review each acquisition or sale to determine if the terms of the transaction are in line with then-current market conditions as well as how the transaction impacts us. The accounting firm then will present its findings to the Board of Trustees to aid it in its evaluation of the terms of the transaction.

RE-PRICING OUR HOTELS

     We have acquired, and expect to acquire in the future, from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels we have utilized, and expect to continue to utilize, a "re-pricing" methodology that, in effect, adjusts the initial purchase price for the hotel, one or two years after we initially purchase the hotel, based on the actual operating performance of the hotel during the previous twelve months. All purchase price adjustments are approved by a majority of our independent trustees.

     The initial purchase price for each of these hotels was based upon management's projections of the hotel's performance for one or two years following our purchase. The leases for these hotels provide for fixed initial rent for the one- or two-year adjustment period that provides us with a 12% annual yield on the initial purchase price, net of certain expenses. At the end of the one- or two-year period, we calculate a value for the hotel, based on the actual net income during the previous twelve months, net of certain expenses, such that it would have yielded a 12% return. We then apply the percentage rent formula to the hotel's historical revenues for the previous twelve months on a pro forma basis. If the pro forma percentage rent formula would not have yielded a pro forma annual return to us of 11.5% to 12.5% based on this calculated value, this value is adjusted either upward or downward to produce a pro forma return of either 11.5% or 12.5%, as applicable. If this final purchase price is higher than the initial purchase price, then the seller of the hotel will receive consideration in an amount equal to the increase in price. If the final purchase price is lower than the initial purchase price, then the sellers of the hotel will return to us consideration in an amount equal to the difference. Any purchase price adjustment will be made either in operating partnership units or cash as determined by our Board of Trustees, including the independent trustees. Any operating partnership units issued by us or returned to us as a result of the purchase price adjustment historically have been valued at $6.00 per unit. Any future adjustments will be based upon a value per unit approved by our Board of Trustees, including our independent trustees. The sellers are entitled to receive quarterly distributions on the operating partnership units prior to the units being returned to us in connection with a downward purchase price adjustment.

     We re-priced seven of our hotels acquired in connection with our initial public offering based upon operating results as of December 31, 1999 or December 31, 2000. Before we implemented the current pricing methodology in December 2000, our pricing methodology provided for re-pricing of a hotel if there was any variance from our initial forecasted 12% return. Under this previous pricing methodology, as of January 1, 2000, we issued an aggregate of 235,026 additional operating partnership units in connection with the re-pricing of the Holiday Inn, Milesburg; the Comfort Inn, Denver; and the Comfort Inn, Harrisburg, each of which subsequently was sold. In addition, on January 1, 2001, we issued an aggregate of 531,559 additional operating partnership units in connection with the re-pricing of the Holiday Inn Express, Hershey; Hampton Inn, Carlisle; Holiday Inn Express, New Columbia; and the Comfort Inn, Harrisburg. We also issued 175,538 operating partnership units at a value equal to approximately $1 million in connection with the repricing of the Comfort Inn, Jamaica, New York located at John F. Kennedy International Airport prior to its sale in June 2001.

     Since our initial public offering, we have acquired six additional hotels from some of our executive officers, trustees and their affiliates for initial prices that will be adjusted based upon operating results at January 1, 2002 or 2003. Based upon unaudited results for the period ending December 31, 2001, our partnership anticipates issuing additional units for the Hampton Inn, Danville, the Holiday Inn Express & Suites, Harrisburg and the Hampton Inn & Suites, Hershey, PA.

PROPERTY MANAGEMENT

     In order for us to qualify as a REIT, neither we, our operating partnership nor the subsidiary partnerships can operate hotels. Therefore, each of the hotels is leased to a lessee under percentage leases. We currently lease properties to HHMLP and Noble. HHMLP also manages certain other properties owned by affiliates of certain of our executive officers and trustees that are not owned by our operating partnership. HHMLP commenced operations on January 1, 1999 and as of December 31, 2001 leases 14 hotel properties from our operating partnership and also manages other properties for affiliates of certain of our executive officers and trustees. Noble is an independent third party real estate development and management company based in Atlanta, GA.

DISTRIBUTIONS

     We have made twelve consecutive quarterly distributions to the holders of our priority common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders.

     Our Board of Trustees will determine the amount of our future distributions and its decision will depend on a number of factors, including the amount of funds from operations, our partnership's financial condition, debt service requirements, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees deem relevant. Our ability to make distributions will depend on our receipt of distributions from our operating partnership and lease payments from our lessees with respect to the hotels. We rely on our lessees to generate sufficient cash flow from the operation of the hotels to meet their rent obligations under the percentage leases.

     The priority common shares have a priority period which expires on the earlier of (i) January 26, 2004 and (ii) an election by us to end the priority period within 15 days if the share price remains over $7.00 per share for these 15 days. During the priority period, holders of the priority common shares are entitled to receive, prior to any distributions either to the holders of the operating partnership units or to the holders of the Class B Common Shares, cumulative dividends in an amount per priority common share equal to $0.18 per quarter. After holders of the priority common shares have received the $0.18 quarterly distribution, holders of the operating partnership units and the Class B Common Shares are entitled to receive an amount per operating partnership unit or Class B Common Share equal to the distribution paid to the holders of the priority common shares. Thereafter, holders of priority common shares and the holders of the operating partnership units and the Class B Common Shares are entitled to receive future distributions on a pro rata basis. As of December 31, 2001, no Class B Common Shares are outstanding. Thus, the priority common shares have priority distribution rights only with respect to the outstanding operating partnership units. In the future, we may issue additional priority common shares, and our partnership may issue operating partnership units that are not subordinated to the priority common shares.

     The hotel business is seasonal in nature and, therefore, revenues from the hotels in the first and fourth quarters are traditionally lower than those in the second and third quarters and our lease revenue may be lower in these quarters. We expect to use excess cash flow from the second and third quarters to fund distribution shortfalls in the first and fourth quarters. There are no assurances we will be able to continue to make quarterly distributions at the current rate.

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

     We have entered into an Administrative Services Agreement with HHMLP for HHMLP to provide accounting and securities reporting services to us. The terms of the agreement provide for a fixed annual fee of $55,000 with an additional fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to our portfolio. Based upon the revised 11.5% to 12.5% pricing methodology, the administrative services agreement was reduced by $75,000 per year as of January 1, 2001.

     HHMLP and Noble each employ approximately 700 people in operating the hotels. The lessees have advised us that its relationship with its employees is good.

CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT

     The percentage leases require the lessees to maintain the hotels in a condition that complies with their respective franchise licenses among other requirements. In addition, we may upgrade the hotels in order to capitalize on opportunities to increase revenue, and as deemed necessary by our management to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenue under the percentage leases or is otherwise in the best interests of our shareholders.

BUSINESS RISKS

     The hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels, which can adversely affect occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect a lessee's ability to make lease payments and, therefore, our ability to make expected distributions to shareholders. Further, decreases in room revenue at the hotels will result in decreased revenue to our partnership and the subsidiary partnership, as applicable, under the percentage leases.

ENVIRONMENTAL RISKS

     Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. In connection with the ownership of the hotels, we, our partnership or the subsidiary partnerships may be potentially liable for any such costs.

     Phase I environmental site assessments were obtained on all of the hotels prior to their acquisition by us. Phase I environmental assessments were intended to identify potential environmental contamination for which the hotels may be responsible. The Phase I environmental assessments included historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis.

     The Phase I site assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability. Nevertheless, it is possible that the Phase I site assessments do not reveal environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the hotels will not be affected by the condition of other properties in the vicinity of the hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us, our partnership, the subsidiary partnerships or HHMLP.

     We believe that the hotels are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances or other environmental matters. Neither we nor, to our knowledge, any of the former owners of our hotels have been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of the hotels.

FRANCHISE AGREEMENTS

     HHMLP, which is owned by affiliates of certain of our executive officers and trustees, holds all of the franchise licenses for all of the hotels that it leases from us. HHMLP is expected to hold all of the franchise licenses for any subsequently acquired hotel properties that it leases. We do not hold the franchise licenses for the hotels leased to Noble. We do not anticipate maintaining the franchise licenses for hotel properties managed by third party management companies. It is anticipated that franchise licenses for hotel properties managed by other lessees will be maintained by that lessee. During 2001 and 2000, HHMLP paid franchise fees in the aggregate amount of approximately $2,003 and $2,184, respectively.

     Holiday Inn Express and Holiday Inn are registered trademarks of Six Continents Hotels Plc; Hampton Inn is a registered trademark of Hilton Hotels Corporation, and Comfort Inn, Comfort Suites, Mainstay Suites, Sleep Inn and Clarion Suites are registered trademarks of Choice Hotels International.

     We anticipate that most of the additional hotels in which we invest will be operated under franchise licenses. We believe that the public's perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

     The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses obligate our lessees to comply with the franchisors' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

     The following table sets forth certain information in connection with the franchise licenses:

                HOTEL                          EFFECTIVE DATE     EXPIRATION DATE    FRANCHISE FEE(1)
                -----                        ------------------  ------------------  ----------------
Holiday Inn Express, Long Island City, NY    December 28, 2000   December 28, 2010              8.00%
Holiday Inn Express, Hershey, PA             September 30, 1997  September 30, 2007             8.00%
Holiday Inn Express, New Columbia, PA        December 3, 1997    December 3, 2007               8.00%
Holiday Inn Express, Duluth, GA              May 20, 2000        May 20, 2010                   8.00%
Holiday Inn Hotel and Conference Center,
Harrisburg, PA                               September 29, 1995  September 29, 2005             7.50%
Holiday Inn Express and Suites, Harrisburg,
  PA                                         December 22, 1999   December 22, 2009              8.00%
Hampton Inn, Danville, PA                    March 28, 1997      March 27, 2018                 8.00%
Hampton Inn, Carlisle, PA                    June 16, 1997       June 15, 2017                  8.00%
Hampton Inn, Selinsgrove, PA                 September 12, 1996  September 11, 2016             8.00%
Hampton Inn & Suites, Hershey, PA            September 24, 1998  September 23, 2019             8.00%
Hampton Inn, Newnan, GA                      April 20, 2000      April 19, 2021                 8.00%
Hampton Inn, Peachtree, GA                   April 20, 2000      April 19, 2021                 8.00%
Mainstay/Sleep Inn, King of Prussia, PA      November 30, 1997   November 30, 2017              7.50%
Comfort Inn, Harrisburg, PA                  May 15, 1998        May 15, 2018                   8.85%
Comfort Suites, Duluth, GA                   May 19, 2000        May 19, 2020                   8.00%
Clarion Suites, Philadelphia, PA             August 4, 1995      August 4, 2015                 6.05%
Sleep Inn, Corapolis, PA                     June 29, 1998       June 29, 2018                  8.35%

(1)     Percentage of room revenues payable to the franchisors.

TAX STATUS

     We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31,

1999. As long as we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on the portion of our income that is distributed to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on our undistributed income.

     Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 2001 distributions, 89.0% is considered ordinary income while 11.0% is considered a non-taxable return of capital. All of the 2000 distributions were considered ordinary income.

ITEM 2.     PROPERTIES

     The following table sets forth certain information with respect to the hotels we owned as of December 31, 2001.

                                                  Twelve Months Ended December 31, 2001
                             -----------------------------------------------------------------------------
                                                                                      Average
                              Year   Number of     Room         Other                  Daily
                             Opened    Rooms      Revenue    Revenue(1)   Occupancy     Rate    REVPAR(2)
                             ------  ---------  -----------  -----------  ----------  --------  ----------

HOTELS
------
CLARION SUITES:
   Philadelphia, PA . . . .    1995         96  $ 1,900,984  $   179,981       59.6%  $  90.97  $    54.25

COMFORT SUITES:
   Duluth, GA . . . . . . .    1996         85  $ 1,448,963  $    40,828       70.4%  $  66.30  $    46.70

COMFORT INN:
   Harrisburg, PA . . . . .    1998         81  $ 1,298,582  $    28,393       58.9%  $  75.48  $    44.47

HAMPTON INN
   Peachtree City, GA          1994         61  $ 1,025,162  $    34,042       68.1%  $  67.64  $    46.04
   Newnan, GA . . . . . . .    1996         91  $ 1,591,277  $    43,747       74.1%  $  64.68  $    47.91
   Selinsgrove, PA (3). . .    1996         75  $ 1,773,357  $    43,197       80.6%  $  81.50  $    65.66
   Carlisle, PA . . . . . .    1997         95  $ 1,879,661  $    26,717       69.2%  $  76.71  $    53.09
   Danville, PA . . . . . .    1998         72  $ 1,539,207  $    24,928       73.8%  $  79.41  $    58.57
   Hershey, PA. . . . . . .    1999        110  $ 2,146,087  $    51,333       50.4%  $ 106.15  $    53.45

HOLIDAY INN:
   Harrisburg, PA . . . . .    1970        196  $ 2,777,050  $ 1,895,747       56.1%  $  68.81  $    38.62

HOLIDAY INN EXPRESS:
   Duluth, GA . . . . . . .    1996         68  $ 1,229,757  $    35,813       69.7%  $  71.13  $    49.55
   Long Island City, NY (4)    2001         79  $ 1,259,631  $    21,152       57.5%  $ 114.63  $    65.86
   Harrisburg, PA . . . . .    1997         77  $ 1,420,388  $    26,755       66.4%  $  76.64  $    50.87
   Hershey, PA. . . . . . .    1997         85  $ 1,946,827  $    40,006       59.3%  $ 107.98  $    64.08
   New Columbia, PA . . . .    1997         81  $ 1,250,049  $    24,578       60.6%  $  70.69  $    42.81

SLEEP INN:
   Corapolis, PA. . . . . .    1998        143  $ 1,229,025  $    38,176       49.7%  $  47.34  $    23.55
   King of Prussia, PA. . .    2000         87  $ 1,061,634  $    23,713       57.4%  $  73.47  $    42.15

MAINSTAY SUITES:

   King of Prussia, PA. . .    2000         69  $ 1,310,222  $    88,384       51.5%  $  80.11  $    41.26

Total/weighted average. . .              1,651  $28,087,863  $ 2,667,490       61.7%  $  76.91  $    47.44
                                                -----------  -----------

Total Revenue . . . . . . .                     $30,755,353

--------------------
(1)     Represents  restaurant  revenue,  telephone  revenue  and  other  revenue.
(2)     REVPAR  is  determined  by  dividing  room  revenue by available rooms for the applicable period.
(3)     A  portion  of the land adjacent to this hotel, which is not currently used for hotel operations, is  leased  to  an  affiliate  for  $1  per  year  for  99  years.
(4)     Hotel  began  operations  in  May  2001.

     CLARION SUITES, PHILADELPHIA, PENNSYLVANIA

     Description. The Clarion Suites, Philadelphia, Pennsylvania is located at 1010 Race Street, one half block from the newly-developed Philadelphia convention center and six blocks from the Independence Hall historic district and the Liberty Bell. The hotel is located in the historic Bentwood Rocking Chair Company building, which was constructed in 1896 and converted to a Quality Suites hotel in the 1980s. The hotel was purchased by some of our executive officers, trustees and their affiliates as a Ramada Suites in 1995 and substantially rehabilitated. These individuals and their affiliates later converted the hotel to a Clarion Suites. The hotel has 96 executive suites with fully-equipped kitchens and an eight-story interior corridor with Victorian style architecture. The hotel has a lounge featuring light fare and a comedy cabaret. Amenities include two large meeting rooms, boardrooms, a fitness room and a complimentary continental breakfast.

     Guest Profile and Local Competition. Approximately 20% of the hotel's business is comprised of leisure travelers and transient guests related to its close proximity to the historic district. The remainder of the hotel's business is due to commercial activity from local businesses and people visiting area residents. We consider our primary competition to be all Center City, Philadelphia hotels.

     COMFORT SUITES, DULUTH, GEORGIA

     Description. The Comfort Suites, Gwinnett Place Mall is located just off Pleasant Hill Road and Interstate 85 at exit 40. Opened in June 1996, this
85-suite hotel features large spacious guest suites each equipped with a king size bed or two double beds. Amenities include a fitness center, Jacuzzi within a large sunroom, indoor pool and meeting facilities with a 60-person capacity.

     Guest Profile and Local Competition. Numerous local business parks in Duluth, Norcross and Lawrenceville play a vital role in the hotel's success. Companies such as Scientific Atlanta, Primerica Financial Services, NCR,
Motorola, Hitachi, and Lucent Technologies all have major offices in the area and use this hotel frequently for room nights and meeting space. The leisure market is fueled by the Gwinnett Place Mall and many local events. We consider the hotel's primary competitors to be the Holiday Inn Express, the Hampton Inn & Suites, the Courtyard Gwinnett Mall and the Fairfield Inn.

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

     Guest Profile and Local Competition. Approximately 25% of the hotel's business is related to commercial activity from local businesses. The hotel's group business, which accounts for approximately 5% of its business, is generated from area institutions, local weddings and local social and sporting events. The remainder of the hotel's business consists of transient and recreational travelers generated by its proximity to Hershey, Pennsylvania. We consider our primary competition to be the Comfort Suites and Holiday Inn in Grantville, Pennsylvania.

     HAMPTON INN, PEACHTREE, GEORGIA

     Description. This Hampton Inn is located in the Atlanta community of Peachtree City. This 61-room, limited service hotel opened in 1994. A poured concrete structure, this two-story building features the traditional Hampton Inn architecture with metal rooflines and an ample porte-cochere. This hotel features an outdoor pool and has an oversize fitness facility. The hotel has a meeting room that can accommodate 25 persons.

     Guest Profile and Local Competition. Peachtree City is home to over ten Fortune 500 companies and boasts a two million square foot industrial park.
Several major Japanese companies, including Panasonic, Hoshizaki, TDK and Shinsei, are headquartered in Peachtree City. The hotel's primary competitors are the Holiday Inn, Sleep Inn, and Days Inn located in Peachtree City.

     HAMPTON INN, NEWNAN, GEORGIA

     Description. The Hampton Inn, Newnan, is located in one of Atlanta's fastest growing counties. This 91-room hotel sits adjacent to Interstate I-85 and features traditional Hampton Inn architecture with three floors on poured concrete. This hotel features an outdoor pool, fitness centers, and full-service meeting room.

     Guest Profile and Local Competition. The primary demand generators for the Hampton Inn, Newnan, include several major corporations located in the industrial park, which include Yokogawa, Johnson-Yokogawa, Yamaha, Kawasaki, Ryder, Ritchie Brothers, and Southern States Vehicle Auctions. The industrial park is slated for expansion and Coweta County's population has grown by over 40% since 1991. Leisure demand is generated by weddings, festivals, local racetracks and a tourist base. The main competition for this hotel includes the Jameson Inn, Springhill Suites, Comfort Inn, Best Western and Holiday Inn Express.

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

     Guest Profile and Local Competition. Approximately 80% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of pleasure travelers, transient guests and demand generated by the hotel's proximity to area universities and Knoebels Amusement Park. We consider our primary competition to be the Best Western near Selinsgrove, Pennsylvania.

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

     Guest Profile and Local Competition. Approximately 50% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of overnight travelers and general demand generated by the hotel's proximity to the Carlisle Fairgrounds and the Army War College. We consider our primary competition to be the Holiday Inn in Carlisle, Pennsylvania.

     HAMPTON INN, DANVILLE, PENNSYLVANIA

     Description. The Hampton Inn, Danville, Pennsylvania, is located at Exit 33 off Interstate 80. The hotel, which opened in September 1998, is a 72-room, three story, limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facilities, complimentary continental breakfast, and 24-hour coffee service. All rooms offer queen beds or king beds, and coffee makers.

     Guest Profile and Local Competition. The majority of the hotel guests consist of tourists or overnight business travelers. We consider our primary competition to be several non-franchised hotels located in the surrounding area.

     HAMPTON INN AND SUITES, HERSHEY, PENNSYLVANIA

     Description. The Hampton Inn and Suites is located at 749 East Chocolate Avenue in Hershey, Pennsylvania. The hotel opened in September 1999 and has 110 rooms, 35 of which are suites. The hotel is located near all of the major attractions in Hershey, including the amusement park and the Hershey chocolate factory. Amenities include an indoor pool, exercise room, hot tub, meeting facilities, complimentary continental breakfast and 24-hour coffee.

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

     Guest Profile and Local Competition. Approximately 40% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of overnight travelers visiting Hershey and Harrisburg. We consider our primary competition to be the Radisson Penn Harris in Camp Hill, Pennsylvania.

     Additional Information Regarding Depreciation. This is our only hotel that generates more than 10% of our revenue. The federal tax basis is $1,238,000. The depreciation method used is Modified Accelerated Recovery System and the depreciation rate is based upon tables issued by the Internal Revenue Service for properties utilizing this depreciation method. The life claimed with respect to this property for purposes of depreciation is 39 years.

     HOLIDAY INN EXPRESS, DULUTH, GEORGIA

     Description. The Holiday Inn Express, Gwinnett Place Mall is located just off Pleasant Hill Road and Interstate 85 at exit 40. Opened in June 1996, this 68-room hotel features spacious guestrooms equipped with a king size bed or two double beds. This hotel features an outdoor pool along with a well-equipped fitness center. Meeting space is also available and accommodates up to 50 people.

     Guest Profile and Local Competition. Numerous local business parks in Duluth, Norcross and Lawrenceville play a vital role in the hotel's success. Companies such as Scientific Atlanta, Primerica Financial Services, NCR,
Motorola, Hitachi, and Lucent Technologies all have major offices in the area and use this hotel frequently for room nights and meeting space. The Gwinnett Civic and Cultural Center and the millions of Priority Club members worldwide are also solid contributors of room nights throughout the year. We consider the hotel's primary competitors to be the Comfort Suites, the Hampton Inn & Suites, the Courtyard Gwinnett Mall and the Fairfield Inn.

     HOLIDAY INN EXPRESS, LONG ISLAND CITY (MIDTOWN TUNNEL), NEW YORK

     Description. This Holiday Inn Express is located adjacent to the entrance of the Midtown Tunnel in Long Island City and is within minutes from midtown Manhattan. This 79-room, limited service hotel opened in 2001. A poured concrete structure, this three-story building is conveniently located alongside the Long Island Expressway.

     Guest Profile and Local Competition. Long Island City is within minutes of midtown Manhattan and is accessible via car or via direct access to the subway line into Times Square. The hotel also serves numerous corporate headquarters and businesses within Queens and is located within six miles of La Guardia airport and within 13 miles of the JFK International Airport. The hotel competes directly with the Best Western and numerous other limited service hotels within Long Island City and Manhattan.

     HOLIDAY INN EXPRESS AND SUITES, HARRISBURG, PENNSYLVANIA

     Description. The Holiday Inn Express and Suites, Harrisburg, Pennsylvania is located at 5680 Allentown Boulevard and is easily accessible from Interstates 81 and 83. The hotel, which opened in August 1998 as a Clarion Inn and Suites, is a 77-room limited service hotel. Amenities include an outdoor pool, meeting facilities, complimentary continental breakfast, and 24-hour coffee. All rooms have one king bed or two queen beds. Jacuzzi suites are available and some rooms also have refrigerators and microwaves.

     Guest Profile and Local Competition. Approximately 40% of the hotel's business is comprised of business travelers, 30% is related to group business, 20% is leisure travelers, and 10% is government business. We consider our primary competition the Best Western and the Baymont Inn, both located in Harrisburg, Pennsylvania.

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

     Guest Profile and Local Competition. Approximately 30% of the hotel's business is related to commercial activity from local business. The hotel's group business, which accounts for approximately 5% of its business, is generated from area institutions, local weddings and local social and sporting events. The remainder of the hotel's business consists of transient guests, visitors to area residents and demand generated by the hotel's proximity to Hershey Park. We consider our primary competition to be the Comfort Inn in Hershey, Pennsylvania.

     HOLIDAY INN EXPRESS, NEW COLUMBIA, PENNSYLVANIA

     Description. The Holiday Inn Express, New Columbia, Pennsylvania is located at the intersection of Interstate 80 and Route 15. The hotel, which opened in December 1997, is an 81-room limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facility, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds, some Jacuzzi suites are available and some rooms have refrigerators, coffee makers and microwaves. The Holiday Inn Express in New Columbia, Pennsylvania is consistently ranked number one in its region for GSTS (Guest Satisfaction Tracking System). This award recognizes the Holiday Inn Express in New Columbia as the leader in guest satisfaction and product service out of 32 other Holiday Inns and Holiday Inns Express in the Eastern region.

     Guest Profile and Local Competition. Approximately 80% of the hotel's business is related to commercial activity from local business. As a result of its proximity to ski resorts and nearby tourist attractions, recreational travelers generate approximately 10% of the hotel's business. The remainder of the hotel's business consists of overnight travelers and visitors to area residents. We consider our primary competition to be the Comfort Inn in New Columbia, Pennsylvania.

     SLEEP INN, CORAPOLIS, PENNSYLVANIA

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

     SLEEP INN, KING OF PRUSSIA, PENNSYLVANIA

     Description. This Sleep Inn is located just off the Pennsylvania Turnpike and is part of a unique dual branded hotel, the first to feature a Mainstay Suites and Sleep Inn under one roof. This unique property combines many amenities convenient for both the business and leisure traveler. This 87-room limited service hotel opened in 2000.

     Guest Profile and Local Competition. This hotel serves both the nearby corporate market as well as the strong leisure demand generators such as the Valley Forge Historic Park, Valley Forge Convention Center and King of Prussia Mall. The hotel is within twenty miles of downtown Philadelphia and serves all of the corporate and leisure demand generators of this market. The hotel's primary competition includes the Fairfield Inn, Best Western, Comfort Inn and McIntosh Inn all located within King of Prussia.

     MAINSTAY SUITES, KING OF PRUSSIA, PENNSYLVANIA

     Description.  This  Mainstay  Suites  is  located just off the Pennsylvania
Turnpike and is part of a unique dual branded hotel, the first to feature a Mainstay Suites and Sleep Inn under one roof. This unique property combines many amenities convenient for both the business and leisure traveler. This 69-room hotel opened in 2000 and the suites include fully-equipped kitchens, a comfortable living room and a spacious work area.

     Guest Profile and Local Competition. This hotel serves both the nearby corporate market as well as the strong leisure demand generators such as the Valley Forge Historic Park, Valley Forge Convention Center, King of Prussia Mall. The hotel is within twenty miles of downtown Philadelphia and serves all of the corporate and leisure demand generators of this market. The hotel's primary competition includes the Fairfield Inn, Best Western, Comfort Inn and McIntosh Inn located within King of Prussia.

The following table sets forth certain information with respect to each of our hotels:

                                                            Year Ended December 31,
                                                ----------------------------------------------
                                                  2001      2000      1999     1998     1997
                                                --------  --------  --------  -------  -------
HOLIDAY INN EXPRESS - HERSHEY, PA (1)
   Occupancy                                       59.3%     57.0%    59.22%    64.4%    38.8%
   ADR                                          $107.98   $108.44   $101.91   $81.25   $75.62
   REVPAR                                       $ 64.08   $ 61.84   $ 60.36   $52.33   $29.35

HOLIDAY INN EXPRESS - NEW COLUMBIA, PA (2)
   Occupancy                                       60.6%     60.0%     55.2%    49.3%     9.0%
   ADR                                          $ 70.69   $ 66.81   $ 61.34   $58.96   $59.68
   REVPAR                                       $ 42.81   $ 40.12   $ 33.83   $29.08   $ 5.39

HAMPTON INN - CARLISLE, PA (3)
   Occupancy                                       69.2%     71.4%     68.8%    66.8%    53.5%
   ADR                                          $ 76.71   $ 72.96   $ 70.10   $63.63   $65.33
   REVPAR                                       $ 53.09   $ 52.08   $ 48.26   $42.48   $34.93

HAMPTON INN - SELINSGROVE, PA (4)
   Occupancy                                       80.6%     82.3%     80.7%    78.6%    71.9%
   ADR                                          $ 81.50   $ 75.54   $ 69.80   $65.58   $65.29
   REVPAR                                       $ 65.66   $ 62.16   $ 56.31   $51.57   $46.96

HAMPTON INN, DANVILLE, PA (5)
   Occupancy                                       73.8%     77.4%     68.5%    46.6%
   ADR                                          $ 79.41   $ 71.54   $6 3.62   $61.97
   REVPAR                                       $ 58.57   $ 55.34   $ 43.60   $28.85

HOLIDAY INN HOTEL AND CONFERENCE CENTER
- HARRISBURG, PA
   Occupancy                                       56.1%     61.1%     62.3%    63.5%    63.3%
   ADR                                          $ 68.81   $ 69.92   $ 69.76   $68.34   $68.22
   REVPAR                                       $ 38.62   $ 42.75   $ 43.48   $43.37   $43.17


COMFORT INN - HARRISBURG, PA (6)
   Occupancy                                       58.9%     63.9%    60.3%    54.4%
   ADR                                          $ 75.48   $ 73.91    $68.38   $65.88
   REVPAR                                       $ 44.47   $ 47.20    $41.23   $35.85


CLARION SUITES, PHILADELPHIA, PA (7)
   Occupancy                                       59.6%     72.4%     64.1%    70.2%    73.7%
   ADR                                          $ 90.97   $ 94.08   $ 99.82   $99.11   $91.02
   REVPAR                                       $ 54.25   $ 68.12   $ 63.99   $69.56   $67.09

HOLIDAY INN EXPRESS & SUITES, HARRISBURG, PA
   Occupancy                                       66.4%     63.4%     54.4%    24.5%
   ADR                                          $ 76.64   $ 76.26   $ 61.83   $63.77
   REVPAR                                       $ 50.87   $ 48.32   $ 33.66   $15.61


                                                            Year Ended December 31,
                                                ----------------------------------------------
                                                  2001      2000      1999     1998     1997
                                                --------  --------  --------  -------  -------

HAMPTON INN & SUITES, HERSHEY, PA (8)
   Occupancy                                       50.4%     46.7%     30.2%
   ADR                                          $106.15   $111.45   $ 80.07
   REVPAR                                       $ 53.45   $ 52.02   $ 24.20

HAMPTON INN, NEWNAN, GA
   Occupancy                                       74.1%     71.4%     81.7%    79.8%    77.1%
   ADR                                          $ 64.68   $ 65.17   $ 64.23   $63.37   $58.63
   REVPAR                                       $ 47.91   $ 46.50   $ 52.46   $50.53   $45.15

HAMPTON INN, PEACHTREE CITY, GA
   Occupancy                                       68.1%     71.5%     74.5%    79.6%    81.6%
   ADR                                          $ 67.64   $ 67.81   $ 68.21   $65.31   $65.21
   REVPAR                                       $ 46.04   $ 48.46   $ 50.79   $51.96   $53.18

HOLIDAY INN EXPRESS, DULUTH, GA
   Occupancy                                       69.7%     75.2%     75.2%    70.3%    69.5%
   ADR                                          $ 71.13   $ 68.24   $ 65.07   $64.38   $60.38
   REVPAR                                       $ 49.55   $ 51.31   $ 48.91   $45.24   $41.98

COMFORT SUITES, DULUTH, GA
   Occupancy                                       70.4%     73.4%     71.8%    71.9%    69.8%
   ADR                                             66.3%  $ 68.38   $ 67.70   $64.69   $63.32
   REVPAR                                       $ 46.70   $ 50.20   $ 48.59   $46.53   $44.18

SLEEP INN, CORAPOLIS, PA (9)
   Occupancy                                       49.7%     70.0%     54.0%    56.2%
   ADR                                          $ 47.34   $ 48.15   $ 45.30   $45.54
   REVPAR                                       $ 23.55   $ 33.69   $ 24.48   $25.60

SLEEP INN, KING OF PRUSSIA, PA (10)
   Occupancy                                       57.4%     35.7%
   ADR                                          $ 73.47   $ 74.48
   REVPAR                                       $ 42.15   $ 26.62

MAINSTAY SUITES, KING OF PRUSSIA, PA (10)
   Occupancy                                       51.5%     35.7%
   ADR                                          $ 80.11   $ 85.79
   REVPAR                                       $ 41.26   $ 30.60

HOLIDAY INN EXPRESS, LONG ISLAND CITY, NY (11)
   Occupancy                                       57.5%
   ADR                                          $114.63
   REVPAR                                       $ 65.86

----------------
(1) This hotel opened in October 1997 and, thus, the data shown for 1997 represents approximately three months of operations.
(2) This hotel opened in December 1997 and, thus, the data shown for 1997 represents approximately one month of operations.
(3) This hotel opened in June 1997 and, thus, the data shown for 1997 represents approximately seven months of operations.
(4) This hotel opened in September 1996 and, thus, the data shown for 1996 represents approximately four months of operations.
(5) This hotel opened in September 1998 and, thus, the data shown for 1998 represents approximately four months of operations.
(6) This hotel opened in May 1998 and, thus, the data shown for 1998 represents approximately eight months of operations.
(7) This hotel opened in August 1998 and, thus, the data shown for 1998 represents approximately five months of operations.
(8) This hotel opened in September 1999 and, thus, the data shown for 1999 represents approximately four months of operations.
(9) This hotel opened in July 1998 and, thus, the data shown for 1998 represents approximately six months of operations.


(10) This hotel opened in September 2000 and, thus, the data shown for 2000 represents approximately four months of operations.
(11) This hotel opened in May 2001 and, thus, the data shown for 2001 represents approximately eight months of operations.

THE PERCENTAGE LEASES

     Our hotels are operated by our lessees, HHMLP and Noble, pursuant to percentage leases. We intend to lease any hotels acquired in the future to operators, including both our lessees and operators unaffiliated with our lessees. Future leases with our lessees generally will be similar to the percentage leases. Future leases with operators unaffiliated with our lessees may or may not be similar to the percentage leases. We will negotiate the terms and provisions of each future lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

     Each percentage lease with HHMLP has an initial non-cancelable term of five years. All, but not less than all, of these leases may be extended for an additional five-year term at HHMLP's option. At the end of the first extended term, HHMLP, at its option, may extend some or all of the leases for an additional five-year term. The percentage leases are subject to early termination upon the occurrence of defaults thereunder and certain other events described therein.

     Each percentage lease with Noble has an initial non-cancelable term of three years. These leases may be extended for an additional three-year period at Noble's option and upon agreement by both parties for an additional three-year period.

     The percentage leases are designed to allow us to participate in growth in revenues at our hotels. The percentage lease formulas are based on certain projections including projected revenues for the newly-developed and newly-renovated hotels. We can give no assurance that future revenues for the hotels will be consistent with prior performance or the estimates. With respect to hotels subject to purchase price adjustment, until the purchase price adjustment dates the rent is a fixed annual rent payable quarterly. After the adjustment dates, rent will be computed based on a percentage of revenues of those hotels. These percentage leases generally provide for the lessees to pay in each month or calendar quarter the greater of a base rent or percentage rent. The percentage rent for each hotel leased to HHMLP is comprised of:

     -    a  percentage  of  room  revenues  up  to  a certain threshold amount,

     - a percentage of room revenues in excess of the first threshold but less than a second incentive threshold,

     - a percentage of room revenues in excess of the second incentive threshold and

     -    a  percentage  of  revenues  other  than  room  revenues.

The  percentage  rent  for  each  hotel  leased  to  Noble  is  comprised  of:

     -    a  percentage  of  room  revenues  up  to  an  incentive threshold and

     -    a  percentage  of  room  revenues  above  this  threshold  amount.

The incentive thresholds are designed to provide incentive to our lessees to generate higher revenues at each hotel by reducing the percentage of revenue paid as rent above certain thresholds. In the case of any newly-renovated hotels or newly-developed hotels, our lessees pay a fixed rent until an adjustment date, after which our lessees pay the greater of a base rent or percentage rent.

     The following table sets forth (i) room revenue, (ii) other revenue, (iii) the fixed rent, if applicable, (iv) the annual base rent and (v) the percentage rent formulas:

                          Room         Other          Initial          Annual                Percentage
       Hotel            Revenue(1)   Revenue(1)      Fixed Rent      Base Rent              Rent Formula
       -----           -----------  -----------      ----------      ----------             ------------
HOLIDAY INN EXPRESS

Hershey, PA            $ 1,946,827  $    40,006  $         794,686   $  364,000  42.1% of room revenue up to
                                                                                 1,479,523, plus 65.0% of
                                                                                 room revenue in excess of $
                                                                                 1,479,523 but less than
                                                                                 1,740,615, plus 29.0% of
                                                                                 room revenue in excess of
                                                                                 1,740,615, plus 8.0% of
                                                                                 all non-room revenue.

Long Island City, NY   $ 1,259,631  $    21,152  $1,179,389(3), (4)  $  552,468  43.96% of room revenue up to $2,117,542, plus 65.0% of
                                                                                 room revenue in excess of
                                                                                 2,117,542 but less than
                                                                                 2,491,226, plus 29.0%
                                                                                 of room revenue in excess of
                                                                                 2,491,226, plus 8.0% of all
                                                                                 non-room revenue.

New Columbia, PA       $ 1,250,049  $    24,578  $         498,198   $  227,500  46.7% of room revenue up to
                                                                                 850,986, plus 65.0% of room
                                                                                 revenue in excess of $850,986
                                                                                 but less than $1,001,160, plus
                                                                                 29.0% of room revenue in
                                                                                 excess of $1,001,160, plus
                                                                                 8.0% of all non-room revenue.

Duluth, GA             $ 1,229,757  $    55,383                 N/A  $  533,000  43.47% of room revenue up
                                                                                 to $1,226,000, plus 40% of
                                                                                 room revenues in excess of
                                                                                 $ 1,226,000.

HAMPTON INN:

Carlisle, PA           $ 1,879,661  $    26,717  $         699,062   $  325,000  42.3% of room revenue up to
                                                                                 1,293,906, plus 65.0% of
                                                                                 room revenue in excess of
                                                                                 1,293,906 but less than
                                                                                 1,522,242, plus 29.0% of
                                                                                 room revenue in excess of
                                                                                 1,522,242, plus 8.0% of
                                                                                 all non-room revenue.

Danville, PA           $ 1,539,207  $    24,928  $       504,116(2)  $  234,000  43.2% of room revenue up
                                                                                 to $916,749, plus 65% of
                                                                                 room revenue in excess of
                                                                                 916,749 but less than
                                                                                 1,078,528, plus 29.0% of
                                                                                 room revenue in excess of
                                                                                 1,078,528, plus 8.0% of
                                                                                 all non-room revenue.

Selinsgrove, PA        $ 1,773,357  $    43,197                 N/A  $  308,469  49.0% of room revenue up
                                                                                 to $1,081,152, plus 65.0%
                                                                                 of room revenue in excess
                                                                                 of $1,081,152 but less than
                                                                                 1,271,943, plus 29.0% of
                                                                                 room revenue in excess of
                                                                                 1,271,943, plus 8.0% of all
                                                                                 non-room revenue.

Hershey, PA            $ 2,146,087  $    51,333  $     1,040,476(2)  $  487,528  51.2% of room revenue up to
                                                                                 1,643,560, plus 65% of room
                                                                                 revenue in excess of $1,643,560
                                                                                 but less than $1,993,600, plus
                                                                                 29.0% of room revenue in excess
                                                                                 of 1,933,600, plus 8.0% of all
                                                                                 non-room revenue.

Newnan, GA             $ 1,591,277  $    43,747                 N/A  $  965,000  53.76% of room revenue up to
                                                                                 1,795,000, plus 40% of room
                                                                                 revenues in excess of
                                                                                 $ 1,795,000.

Peachtree City, GA     $ 1,025,162  $    34,042                 N/A  $  557,000  46.85% of room revenue up to
                                                                                 1,189,000, plus 40% of room
                                                                                 revenues in excess of
                                                                                 $ 1,189,000.

COMFORT INN:
Harrisburg, PA         $ 1,298,582  $    28,393  $         514,171   $  234,000  40.7% of room revenue up to
                                                                                 980,050, plus 65.0% of room
                                                                                 revenue in excess of $980,050
                                                                                 but less than $1,153,000, plus
                                                                                 29.0% of room revenue in excess
                                                                                 of $1,153,000, plus 8.0% of all
                                                                                 non-room revenue.


                          Room         Other          Initial          Annual                Percentage
       Hotel            Revenue(1)   Revenue(1)      Fixed Rent      Base Rent              Rent Formula
       -----           -----------  -----------      ----------      ----------             ------------

COMFORT SUITES:
Duluth, GA             $ 1,448,963  $    40,828                 N/A  $  745,000  47.54% of room revenue up to
                                                                                 1,567,000, plus 40% of room
                                                                                 revenue in excess of $1,567,000.



HOLIDAY INN EXPRESS
& SUITES:
Harrisburg, PA         $ 1,420,388  $    26,755  $       404,031(2)  $  175,500  35.3% of room revenue up to
                                                                                 855,611, plus 65% of room
                                                                                 revenue in excess of $855,611
                                                                                 but less than $1,006,601, plus
                                                                                 29.0% of room revenue in
                                                                                 excess of $1,006,601, plus
                                                                                 8.0% of all non-room revenue.

HOLIDAY INN HOTEL
AND CONFERENCE
CENTER:

Harrisburg, PA         $ 2,777,050  $ 1,895,747                 N/A  $  675,921  44.3% of room revenue up to
                                                                                 2,638,247, plus 65% of room
                                                                                 revenue in excess of $2,638,247
                                                                                 but less than $3,103,820, plus
                                                                                 31.0% of room revenues in
                                                                                 excess of $3,103,820, plus 8.0%
                                                                                 of all non-room revenue.

SLEEP INN:
Corapolis, PA            1,229,025       38,176  $       838,280(3)  $  357,500  37.6% of room revenue up to
                                                                                 1,700,000 plus 65% of room
                                                                                 revenues in excess of $1,700,000
                                                                                 but less than $2,000,000, plus
                                                                                 29.0% of room revenue in excess
                                                                                 of $2,000,000, plus 8.0% of all
                                                                                 non-room revenue.

CLARION SUITES:
Philadelphia, PA       $ 1,900,984  $   179,981                 N/A  $  418,593  36.1% of room revenue up to
                                                                                 1,998,097, plus 65.0% of room
                                                                                 revenue in excess of $1,998,097
                                                                                 but less than $2,350,702, plus
                                                                                 29.0% of room revenue in
                                                                                 excess of $2,350,702, plus
                                                                                 8.0% of all non-room revenue.

MAINSTAY SUITES AND
SLEEP INN:
King of Prussia,       $ 1,310,222  $    88,384  $     1,352,010(3)  $  613,798  43.7% of room revenue up to
PA(5)                                                                            2,434,590 plus 65% of room
                                                                                 revenues in excess of $2,434,590
                                                                                 but less than $2,864,224 plus
                                                                                 29.0% of room revenue in
                                                                                 excess of $2,864,224, plus
                                                                                 8.0% of all non-room revenue.

----------------
(1) For year ended December 31, 2001.
(2) Initial fixed rent period expires on December 31, 2001, at which time this hotel will be re-priced according to our re-pricing methodology.
(3) Initial fixed rent period expires on December 31, 2002, at which time this hotel will be re-priced according to our re-pricing methodology.
(4) Hotel commenced operations as of May 1, 2001.
(5) Dual  branded  hotel that includes both a Mainstay Suites and a Sleep Inn under one roof.  We entered into one lease  with  respect  to  these  two  hotels.

     Other than real estate and personal property taxes; ground lease rent (where applicable); the cost of certain furniture, fixtures and equipment; certain capital expenditures; and property and casualty insurance premiums, all of which are our obligations, the percentage leases require our lessees to pay the operating expenses of the hotels (including insurance other than property and casualty insurance, all costs, expenses, utility and other charges incurred in the operation of the hotels) during the term of the percentage leases. The percentage leases also provide for rent reductions and abatements in certain cases in the event of damage, destruction or a partial taking of any of our hotels.

     Under the percentage leases, we make available to our lessees for the replacement and refurbishment of furniture, fixtures and equipment and other capital improvements, determined in accordance with generally accepted accounting principles, when and as deemed necessary by the lessees, an amount equal to 4% (6% for the Holiday Inn Hotel and Conference Center, Harrisburg, PA) of gross revenues per quarter on a cumulative basis. Our obligation will be carried forward to the extent that the lessees have not expended such amount, and any unexpended amounts will remain our property upon termination of the percentage leases. Other than as described above, our lessees are responsible for all repair and maintenance of the hotels and any capital improvements thereto.

     Our lessees, at their expense, may make non-capital and capital additions, modifications or improvements to the hotels, provided that such action does not significantly alter the character or purposes of the hotels or significantly detract from the value or operating efficiencies of the hotels. All of these alterations, replacements and improvements are subject to all the terms and provisions of the percentage leases and will become our property upon termination of the leases. We own substantially all personal property (other than inventory, linens and other non-depreciable personal property) not affixed to, or deemed a part of, the real estate or improvements on the hotels, except to the extent that ownership of such personal property would cause the rent under a percentage lease not to qualify as "rents from real property" for REIT income test purposes.

     We are responsible for paying or reimbursing our lessees for real estate and personal property taxes on our hotels (except to the extent that personal property associated with the hotels is owned by the lessees), and all premiums for property and casualty insurance. Our lessees are required to pay for all other insurance on the hotels, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to our hotels, and to name us as an additional named insured.

     Our lessees are not permitted to sublet all or any part of our hotels or assign their interest under any of the percentage leases without our prior written consent. No assignment or subletting will release our lessees from any of their obligations under the percentage leases.

     In the event of damage to or destruction of any hotel, covered by insurance, that renders the hotel unsuitable for its primary intended use, the percentage lease will terminate as of the date of the casualty, neither we nor our lessees shall have any further liability under the percentage lease, and we will retain all insurance proceeds. In the event of damage to or destruction of any hotel covered by insurance that does not render that hotel unsuitable for its primary intended use, we (or, at our election, our lessees) will restore the hotel, the percentage lease will not terminate and we will retain all insurance proceeds (if, however, our lessees restore the hotel, the insurance proceeds will be paid out by us to the lessees). If the cost of restoration exceeds the amount of insurance proceeds received by us, we will contribute any excess amounts prior to requiring our lessees to commence work. In the event of damage to or destruction of any hotel not covered by insurance, whether or not such damage or destruction renders the hotel unsuitable for its primary intended use, we at our option either (i) will restore the hotel at our cost and expense and the percentage lease will not terminate or (ii) will terminate the percentage lease and neither we nor our lessees shall have any further liability under the percentage lease. Any damage or destruction notwithstanding, and provided the percentage lease has not been terminated, our lessees' obligation to pay rent will remain unabated by any damage or destruction that does not result in a reduction of gross revenues at the hotel. If any damage or destruction results in a reduction of such gross revenues, we will receive all loss of income insurance and our lessees will not have an obligation to pay rent in excess of the amount of percentage rent, if any, realizable from gross revenues generated by the operation of the hotel during the existence of such damage or destruction.

     In the event of a total condemnation of any of our hotels, or in the event of a partial taking that renders the hotel unsuitable for its primary intended use, either we or our lessees will have the option to terminate the relevant percentage lease as of the date of taking, and we and our lessees will be entitled to their shares of the condemnation award in accordance with the provisions of the percentage lease. In the event of a partial taking that does not render the hotel unsuitable for its primary intended use, we (or, at our option, our lessees) will restore the untaken portion of the hotel to a complete architectural unit and we shall contribute the cost of such restoration in accordance with the provisions of the percentage lease. In the event of a partial taking, the base rent will be abated taking into consideration, among other factors, the number of usable rooms, the amount of square footage, or the revenues affected by the partial taking.

     Events of default under the percentage leases include, among others, the following:

          (i) the failure by our lessees to pay base rent, percentage rent (or, fixed rent, as applicable) or any additional charges when due and the continuation of such failure for a period of 10 days after receipt by our lessees of notice from us that the same has become due and payable, provided that we shall not be required to give any such notice more than twice in any lease year and that any third or subsequent failure by our lessees during such lease year to make any payment of base rent or percentage rent (or, fixed rent, as applicable) on the date the same becomes due and payable shall constitute an immediate event of default;

          (ii) the failure by our lessees to observe or perform any other term of a percentage lease and the continuation of such failure for a period of 30 days after receipt by our lessees of notice from us thereof, unless: (A) such failure cannot be cured within such period and our lessees commences appropriate action to cure such failure within such 30-day period and thereafter acts, with diligence, to correct such failure within such time as is necessary, provided in no event shall such period exceed 120 days, which 120-day period shall cease to run during any period that a cure of such failure is prevented by certain unavoidable delays and shall resume running upon the cessation of such unavoidable delay; and (B) such failure does not result in a notice or declaration of default under any material contract or agreement to which we or any affiliate thereof is a party or by which any of our assets are bound;

          (iii) if our lessees shall file a petition in bankruptcy or reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law; shall be adjudicated a bankrupt; shall make an assignment for the benefit of creditors; shall admit in writing its inability to pay its debts generally as they become due; if a petition or answer proposing the adjudication of our lessees as a bankrupt or their its reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law shall be filed in any court and our lessees shall be adjudicated a bankrupt and such adjudication shall not be vacated or set aside or stayed within 60 days after the entry of an order in respect thereof; if a receiver of our lessees or of the whole or substantially all of the assets of our lessees shall be appointed in any proceeding brought by our lessees; or if any such receiver, trustee or liquidator shall be appointed in any proceeding brought against our lessees and shall not be vacated or set aside or stayed within 60 days after such appointment;

          (iv) if our lessees liquidate or dissolve; begin proceedings toward such liquidation or dissolution, or in any manner cease to do business or permit the sale or divestiture of substantially all of their assets;

          (v) if the estate or interest of our lessees in the percentage lease or any part thereof is voluntarily or involuntarily transferred, assigned, conveyed, levied upon or attached in any proceeding (for this purpose, a change in control of our lessees constitutes an assignment of the lease);

          (vi) if our lessees voluntarily discontinue operations of any of our hotels except as a result of damage, destruction or condemnation;

          (vii) if the franchise license with respect to any of our hotels is terminated by the franchisor as a result of any action or failure to act by our lessees or their agents, other than the failure to complete improvements required by a franchisor because our operating partnership fails to pay the costs of such improvements; or

          (viii) the occurrence of an event of default occurs under any other percentage lease between us and our lessees.

     If an event of default occurs and continues beyond any curative period, we will have the option of terminating the percentage lease and any or all other percentage leases by giving our lessees 10 days' written notice of the date for termination of the percentage leases and, unless such event of default is cured prior to the termination date set forth in such notice, the percentage leases shall terminate on the date specified in our notice and the lessees shall be required to surrender possession of the affected hotels.

     In the event we enter into an agreement to sell or otherwise transfer one of our hotels to a third party, we have the right to terminate the percentage lease with respect to such hotel if within six months after the closing of such sale we either (i) pay our lessee the fair market value of our lessees' leasehold interest in the remaining term of the percentage lease to be terminated, or (ii) offer to lease to our lessee one or more substitute hotels on terms that would create a leasehold interest in such hotels with a fair market value equal to or exceeding the fair market value of our lessee's remaining leasehold interest under the percentage lease to be terminated.

     Upon notice from our lessees that we have breached any of the leases, we will have 30 days to cure the breach or proceed to cure the breach, which period may be extended in the event of certain specified, unavoidable delays.

     All inventory required in the operation of our hotels is and will be purchased and owned by our lessees at their expense. We will have the option to purchase all inventory related to a particular hotel at fair market value upon termination of the percentage lease for that hotel.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently subject to any material litigation. To our knowledge, no litigation has been threatened against us or our affiliates other than routine actions and administrative proceedings, substantially all of which we expect to be covered by liability insurance and which, in the aggregate, we do not expect to have a material adverse effect on our business or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during 2001, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Our Priority Class A Common Shares began trading on the American Stock Exchange on January 20, 1999 under the symbol "HT." As of March 28, 2002, the last reported closing price per Priority Class A Common Share on the American Stock Exchange was $6.50. The following table sets forth the high and low sales price per Priority Class A Common Share reported on the American Stock Exchange as traded for the period indicated.

PERIOD                                                           HIGH    LOW
---------------------------------------------------------------  -----  -----
1999
     First Quarter (January 21, 1999 through March 31, 1999)     $6.31  $5.75
     Second Quarter (April 1, 1999 through June 30, 1999)        $6.13  $5.13
     Third Quarter (July 1, 1999 through September 30, 1999)     $5.88  $5.00
     Fourth Quarter (October 1, 1999 through December 31, 1999)  $5.50  $4.81
2000
     First Quarter (January 1, 2000 through March 31, 2000)      $5.50  $4.00
     Second Quarter (April 1, 2000 through June 30, 2000)        $6.00  $4.50
     Third Quarter (July 1, 2000 through September 30, 2000)     $6.06  $5.38
     Fourth Quarter (October 1, 2000 through December 31, 2000)  $5.94  $5.50


2001
     First Quarter (January 1, 2001 through March 31, 2001)      $6.06  $5.50
     Second Quarter (April 1, 2001 through June 30, 2001)        $6.00  $5.35
     Third Quarter (July 1, 2001 through September 30, 2001)     $6.90  $4.25
     Fourth Quarter (October 1, 2001 through December 31, 2001)  $6.25  $5.70

SHAREHOLDER INFORMATION

     At March 29, 2002, we had approximately 125 holders of record and 1,100 beneficial owners of our Priority Class A Common Shares. The subordinated units of limited partnership interest in our operating partnership (which are redeemable for Class B Common Shares subject to certain limitations) were held by 15 entities and/or persons.

     Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares.

DISTRIBUTION INFORMATION

     Our Board of Trustees declared a cash distribution for the holders of the priority common shares and the operating partnership units for the period from January 1, 2002 to March 31, 2002 in the amount of $0.18 per share, payable on April 26, 2002, to holders of record on March 29, 2002. We currently anticipate maintaining at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant.

     Our operating partnership subsidiary anticipates that it will pay a distribution to the holders of its subordinated units of limited partnership interest concurrently with the payment of the first quarter 2002 cash distribution to our public shareholders.

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

                            HERSHA HOSPITALITY TRUST
                            SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


OPERATING DATA                                             2001         2000       1999 (1)
                                                        -----------  -----------  -----------
REVENUE:
  Percentage Lease Revenues (2)                         $   13,901   $   12,773   $    7,264
  Interest                                                     165           50           78
  Interest - Related Party                                      21            1           28
                                                        -----------  -----------  -----------
  Total Revenue                                             14,087       12,824        7,370

EXPENSES:
  Interest expense                                           5,422        4,712        1,428
  Land Lease - Related Party                                    13           15           20
  Real Estate and Personal Property
  Taxes and Property Insurance                               1,044          753          450
  General and Administrative                                   554          590          363
  Early Payment Penalty                                          -          107            -
  Depreciation and Amortization                              4,476        3,892        2,064
                                                        -----------  -----------  -----------
  Total Expenses                                            11,509       10,069        4,325

  Income Before Gain on Sale of Assets                       2,578        2,755        3,045
  Gain on Sale of Assets                                       598            -            -
                                                        -----------  -----------  -----------
  Income Before Minority Interest                            3,176        2,755        3,045
  Income Allocated to Minority Interest                      2,342        1,908        1,707
                                                        -----------  -----------  -----------

  Net income                                            $      834   $      847   $    1,338
                                                        ===========  ===========  ===========

  Basic Earnings Per Common Share (3)                   $     0.37   $     0.37   $     0.59
  Diluted Earnings Per Common Share and Units (3)       $     0.37   $     0.37   $     0.48
  Funds from Operations per Diluted Share (4)           $     0.97   $     0.99   $     0.79
  Dividends declared per Common Share                   $     0.72   $     0.72   $     0.67

BALANCE SHEET DATA
  Net investment in hotel properties                    $   88,100   $   87,671   $   51,908
  Minority interest in Partnership                      $   20,436   $   17,679   $   18,980
  Shareholder's equity                                  $   10,210   $   11,014   $   11,805
  Total assets                                          $   96,017   $   94,531   $   56,382
  Total debt                                            $   61,535   $   61,450   $   27,754

OTHER DATA
  FUNDS FROM OPERATIONS (SEE PAGE 25)                   $    7,054   $    6,647   $    5,109
  Net cash provided by operating activities             $    6,828   $    5,032   $    3,075
  Net cash provided by (used in) investing activities   $    5,513   $  (14,895)  $   (9,149)
  Net cash provided by (used in) financing activities   $  (12,174)  $    9,739   $    6,198
  Weighted average shares outstanding
    Basic                                                2,275,000    2,275,000    2,275,000
    Diluted                                              7,296,596    6,715,996    6,326,690

-----------------
(1) Hersha Hospitality Trust commenced operations on January 26, 1999 and therefore the results shown are as of January 26, 1999.
(2) Represents initial fixed rent plus aggregate Percentage Rent paid by HHMLP and Noble to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.

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

THE FOLLOWING TABLE COMPUTES FFO AND FFO PER DILUTED SHARE:


                                           YEAR ENDED     YEAR ENDED      YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                              2001           2000          1999 (1)
                                         --------------  -------------  --------------
Net income applicable to common shares   $         834   $         847  $       1,338
Less:  Gain on Sale of Assets                     (598)            -0-            -0-

Add:
Minority interest                                2,342           1,908          1,707
Depreciation and amortization                    4,476           3,892          2,064
                                         --------------  -------------  --------------
Funds From Operations                    $       7,054   $       6,647  $       5,109
                                         ==============  =============  ==============
FFO per Weighted Average  Diluted Share  $        0.97   $        0.99  $        0.79
                                         ==============  =============  ==============

-----------------
(1)     Commenced  operations  on  January  26,  1999.

                      HERSHA HOSPITALITY MANAGEMENT, L.P.
                            SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           2001      2000      1999
                                         --------  --------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $27,461   $29,297   $21,871
  Restaurant Revenue                       1,939     1,963     2,074
  Other revenue                            1,971     1,568     1,354
                                         --------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS     $31,371   $32,828   $25,299

EXPENSES:
  Hotel Operating Expenses                11,621    12,228     9,788
  Restaurant Operating Expenses            1,601     1,754     1,822
  Advertising and Marketing                2,163     1,856     1,228
  Bad Debts                                  124        17       247
  Depreciation and Amortization              243       207       102
  General and Administrative               4,794     5,051     3,873
  General and Admin. - Related Parties       126       141        45
  Lease Expense - HHLP                    11,100    10,923     7,264
  Lease Expense - Other Related Parties      703       798     1,316
                                         --------  --------  --------
TOTAL EXPENSES                           $32,475   $32,975   $25,685
                                         --------  --------  --------

NET LOSS                                 $(1,104)  $  (147)  $  (386)
                                         ========  ========  ========

                       COMBINED ENTITIES - INITIAL HOTELS
                       SELECTED HISTORICAL FINANCIAL DATA
                                   (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                 1998     1997      1996     1995
                                                -------  -------  --------  -------
OPERATING DATA
  Room revenue                                  $15,185  $10,880  $ 7,273   $5,262
  Restaurant revenue                              2,111    1,744    2,106    1,515
  Other revenue                                     790      821      610      442
                                                -------  -------  --------  -------
    TOTAL REVENUE                                18,086   13,445    9,989    7,219

  Hotel operating expenses                        7,449    5,628    4,538    3,789
  Restaurant operating expenses                   1,469      996    1,304      961
  Advertising and Marketing                         918      571      532      185
  Depreciation and amortization                   1,543    1,189      924      711
  Interest expense                                1,605      821      605      434
  Interest expense - Related parties                386      533      316      200
  General and Administrative                      2,065    1,644    1,422      779
  General and Administrative - Related Parties      608      320      364      102
  Loss on Abandonments and Asset Disposals           95        -       12      284
  Liquidation Damages                                 -       14        -      150
                                                -------  -------  --------  -------
    TOTAL EXPENSES                               16,138   11,716   10,017    7,595
                                                -------  -------  --------  -------
  NET INCOME                                    $ 1,948  $ 1,729  $   (28)  $ (376)
                                                =======  =======  ========  =======

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

                                     GENERAL

     Our principal source of revenue is from payments by HHMLP and Noble under the percentage leases. The principal determinants of percentage rent are the hotels' room revenue, and to a lesser extent, other revenue. HHMLP's and Noble's ability to make payments to us under their respective percentage leases is dependent on the operations of the hotels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, all estimates are evaluated by us, including those related to carrying value of investments in hotel properties. All estimates are based upon historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

     Percentage lease income is recognized when earned from the lessees under the agreements from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the lessees are operating leases.

     We recognize lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases and on an interim basis in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." Under the provisions of SAB 101, which we adopted in the fourth quarter of 2000, a portion of our percentage lease revenues, which historically were recognized in the first, second, and third quarters, are deferred and recognized in the fourth quarter. The adoption of SAB 101 impacts the interim reporting of revenues related to our leases, but has no impact on its interim cash flow or year-end results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

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

     We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     HERSHA HOSPITALITY TRUST

     Our total revenues for the twelve-month period ended December 31, 2001 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and Noble. Our revenue was approximately $14,086,924 an increase of 9.8% compared to revenue of $12,824,332 for the year ended December 31, 2000. Net income for the period was approximately $834,000 a decrease of 1.5% compared to 2000 net income of approximately $846,579. The increase in revenue is primarily attributable to the full year of operations from several properties acquired in 2000 along with three additional acquisitions completed during 2001. Lease revenues were slightly offset by the disposition of six assets during 2001 and lower percentage lease revenues from a few of the hotels owned during 2001.

     Net income decreased from the prior year due to an increase in interest expense, property taxes, insurance and depreciation and amortization as a result of the acquisitions during 2000 and 2001, as mentioned above.

     HHMLP

     HHMLP's revenues decreased by $1,456,639 for the year ended December 31, 2001, or 4.4%, to approximately $31,370,961 as compared to $32,827,604, for the year ended 2000. The decrease in revenues was due to the sale of six properties during 2001 along with lower occupancies and average daily rates at several hotels. HHMLP's net loss for the year ended December 31, 2001 increased to $1,103,711 from $146,917 in 2000. The increase in our net loss was a result of lower revenues mentioned above and consequently lower gross operating profits at several of our leased hotels. In addition we incurred losses due to the start up expenses incurred at several of the Newly built properties that commenced operations in 2001.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     HERSHA HOSPITALITY TRUST

     Our total revenues for the twelve-month period ended December 31, 2000 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and Noble. Our revenue was approximately $12,824,332, an increase of 74.0% compared to revenue of $7,369,330 for the year ended December 31, 1999. Net income for the period was approximately $846,579, a decrease of 36.7% compared to 1999 net income of approximately $1,337,460. The increase in revenue is primarily attributable to the acquisition of eight hotels from January through October of 2000 and a full year of operation in 2000 of hotels acquired in 1999. Net income includes certain one-time charges related to prepayment penalties on refinanced debt. Net income was also affected by an increase in interest expense, property taxes, insurance and depreciation and amortization as a result of the acquisitions during 2000, as mentioned above.

     HHMLP

     HHMLP's revenues increased by $7,282,773 for the year ended December 31, 2000, or 28.51%, to approximately $32,827,604, as compared to approximately $25,544,831 for the year ended 1999. HHMLP's net loss for the year ended December 31, 2000 decreased approximately $188,369, to approximately $146,917 from a net loss of $335,286 in 1999. The increase in room revenues is primarily attributable to the increase in the number of hotels leased and managed from 17 to 23 properties. These new hotels came on line during various times during the year. The increase in room revenues is also due to additional occupancy at properties, a higher average daily rate (ADR) and increases in the revenue per available room (REVPAR).

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

RESULTS OF OPERATIONS OF OUR HOTELS PRIOR TO THE COMMENCEMENT OF OPERATIONS FOR HERSHA HOSPITALITY TRUST.

     The information presented for our hotels prior to the commencement of operations includes certain hotels that were not contributed to the REIT.

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

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Room revenue increased by $3,607,000 or 50% to $10,880,000 in 1997 from $7,273,000 in 1996. The increase resulted from the addition of four new hotels opening in 1997 and one hotel which was only open during half of 1996 being open for the entire 1997 period. These new properties added additional available room-nights of 43,171. In addition, a 13% increase in occupancy to 60% from 53% in 1996 as well as a 7.5% increase in our average daily rate to $68.27 compared to $63.51 in 1996 augmented the available room-nights. Revenue per available room increased 22.7% to $41.09 from $33.48.

     Total expenses less depreciation, amortization and interest increased by $1,001,000 or 12% to $9,173,000 but decreased as a percentage of total revenue to 68% from 82%. Operating income before interest expense, depreciation and amortization increased to $4,272,000 from $1,817,000.

LIQUIDITY AND CAPITAL RESOURCES

     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit. We believe that our net cash provided by operations will be adequate to fund operating requirements, debt service and our payment of dividends in accordance with REIT requirements of the federal income tax laws. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of hotel properties, the issuance of units of operating partnership interest in our operating partnership subsidiary.

     We currently maintain a $11.5 million line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank's prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. The outstanding principal balance on the line of credit was approximately $7.1 million at December 31, 2001. The weighted average interest rate on short-term borrowings was 7.1%.

     We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested and our current level is approximately 61%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional priority common shares and other securities.

     We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. Our bylaws require the approval of a majority of our Board of Trustees, including a majority of the independent trustees, to acquire any additional hotel in which one of our trustees or officers, or any of their affiliates, has an interest (other than solely as a result of his status as our trustee, officer or shareholder). We expect that future investments in hotels will depend on and will be financed by, in whole or in part, the proceeds from additional issuances of priority common shares, issuances of operating partnership units or other securities or borrowings. Because of the level of our indebtedness, the success of our acquisition strategy will depend primarily on our ability to access additional capital through issuances of equity securities. We currently have no agreement or understanding to invest in any hotel and there can be no assurance that we will make any investments in any other hotels that meet our investment criteria.

     Pursuant to our percentage leases, we are required to make available to the lessees of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We believe that amounts required to be set aside in our percentage leases will be sufficient to meet required expenditures for furniture, fixtures and equipment during the term of the percentage leases. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are to be disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect this new standard will have on our consolidated financial position or results of operations.

     On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are not currently affected by this Statement's requirements.

     In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. We will adopt SFAS 142 on January 1, 2002. Going forward, we will test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicate potential impairment.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit. At December 31, 2001, we had total outstanding indebtedness under the Line of Credit of approximately $7.1 million at an interest rate of 5.0%. At March 29, 2002, we had total outstanding indebtedness under the Line of Credit of approximately $10.2 million at an interest rate of 4.75%. The entire amount outstanding under the Line of Credit becomes due and payable as of August 8, 2002. We have not entered into, but in the future may enter into, derivative financial instruments such as interest rate swaps to mitigate its interest rate risk. In the event that we do not have sufficient cash reserves to pay off the Line of Credit when due, it will have to borrow an amount sufficient to pay off the Line of Credit at the prevailing interest rate at the time the amount outstanding becomes due and payable. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

     HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
     Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  36
     Consolidated Balance Sheets as of December 31, 2001 and 2000 . . . . .  37
     Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .  38
     Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .  39
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .  40
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  44
     Schedule III - Real Estate and Accumulated Depreciation for the
     year ended December 31, 2001 . . . . . . . . . . . . . . . . . . . . .  63

     HERSHA HOSPITALITY MANAGEMENT, L.P.
     Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  65
     Balance Sheets as of December 31, 2001 and 2000. . . . . . . . . . . .  66
     Statement of Operations for the years ended December 31, 2001,2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67
     Statements of Partners' Capital for the years ended December 31, 2001,
     2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  68
     Statements of Cash Flows for the years ended December 31, 2001,
     2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69
     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .  71

                          REPORT OF INDEPENDENT AUDITOR

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
   New Cumberland, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and consolidated financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In  our  opinion,  the  consolidated  financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is the responsibility of Hersha Hospitality Trust's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   MOORE STEPHENS, P. C.
                                   Certified Public Accountants.

New York, New York
     March 8, 2002

=============================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
[IN  THOUSANDS  EXCEPT  SHARE  AMOUNTS]
=============================================================================================

                                                                DECEMBER 31,    DECEMBER 31,
                                                               --------------  --------------
ASSETS:                                                             2001            2000
                                                               --------------  --------------
  Cash and cash equivalents                                    $         167   $          --
  Investment in Hotel Properties, Net of
  Accumulated Depreciation                                            88,100          87,671
  Escrow Deposits                                                      1,647           1,178
  Lease Payments Receivable - Related Party                            2,376           2,877
  Intangibles, Net of Accumulated Amortization                         1,515           1,720
  Due from Related Party                                               1,884             849
  Other Assets                                                           328             236
                                                               --------------  --------------
      TOTAL ASSETS                                             $      96,017   $      94,531
                                                               ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Line of Credit                                               $       7,058   $      11,400
  Deposits Payable                                                     1,000           1,000
  Mortgages Payable                                                   54,477          50,050
  Dividends Payable                                                    1,325           1,209
  Due to Related Party                                                 1,093           1,650
  Accounts Payable and Accrued Expenses                                  418             529
                                                               --------------  --------------
       TOTAL LIABILITIES                                       $      65,371   $      65,838
                                                               --------------  --------------

      MINORITY INTEREST                                               20,436          17,679
                                                               --------------  --------------

    COMMITMENTS AND CONTINGENCIES                                         --              --
                                                               --------------  --------------

SHAREHOLDERS' EQUITY:
  Preferred Shares, $.01 par value, 10,000,000 Shares
  authorized, None Issued and Outstanding                                 --              --

  Common Shares - Priority Class A, $.01 Par Value,
  50,000,000 Shares Authorized, 2,275,000 Shares Issued and
  Outstanding at December 31, 2001 and 2000, (Aggregate
  Liquidation Preference $13,650)                                         23              23

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, -0- Shares Issued and Outstanding at December
  31, 2001 and 2000                                                       --              --

  Additional Paid-in Capital                                          11,968          11,968
  Distributions in Excess of Net Earnings                             (1,781)           (977)
                                                               --------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                            10,210          11,014
                                                               --------------  --------------

Total Liabilities and Shareholders' Equity                     $      96,017   $      94,531
                                                               ==============  ==============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THIS FINANCIAL STATEMENT.

=================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001,
2000 AND 1999(1)
[IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]
=================================================================================

                                             2001          2000          1999
                                         ------------  ------------  ------------
REVENUE:
  Percentage Lease Revenues              $    13,901   $    12,773   $     7,264
  Interest                                       165            50            78
  Interest - Related Party                        21             1            28
                                         ------------  ------------  ------------
  TOTAL REVENUE                               14,087        12,824         7,370

EXPENSES:
  Interest expense                             5,422         4,712         1,428
  Land Lease - Related Party                      13            15            20
  Real Estate and Personal Property
  Taxes and Property Insurance                 1,044           753           450
  General and Administrative                     554           590           363
  Early Payment Penalty                            -           107             -
  Depreciation and Amortization                4,476         3,892         2,064
                                         ------------  ------------  ------------
  TOTAL EXPENSES                              11,509        10,069         4,325

  INCOME BEFORE GAIN ON SALE OF ASSETS         2,578         2,755         3,045
  Gain on Sale of Assets                         598             -             -
                                         ------------  ------------  ------------

  INCOME BEFORE MINORITY INTEREST              3,176         2,755         3,045

  INCOME ALLOCATED TO MINORITY INTEREST        2,342         1,908         1,707
                                         ------------  ------------  ------------

  NET INCOME                             $       834   $       847   $     1,338
                                         ============  ============  ============

  BASIC EARNINGS PER COMMON SHARE        $      0.37   $      0.37   $      0.59
                                         ============  ============  ============

  DILUTED EARNINGS PER COMMON SHARE      $      0.37   $      0.37   $      0.48
                                         ============  ============  ============

WEIGHTED AVERAGE SHARES:
  Basic                                    2,275,000     2,275,000     2,275,000

  Diluted                                  7,296,596(2)  6,715,996(2)  6,326,690(2)

(1)  Operations commenced on January 26, 1999

(2) Includes 5,093,220, 4,440,996 and 4,205,970 units of limited partnership interest that are redeemable on a one-for-one basis for Class B Common Shares.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999(1)
[IN THOUSANDS, EXCEPT SHARES]
================================================================================================================

                                  Priority Class A          Class B
                                    Common Shares        Common Shares    Additional    Distributions
                                 --------------------  -----------------    paid-in     in excess of
                                   Shares    Dollars   Shares   Dollars     capital     net earnings     Total
                                 ----------  --------  -------  --------  -----------  ---------------  --------
Balance at January 1, 1999                -         -     100          -            -               -         -

Cancellation of Initial Shares            -         -    (100)         -            -               -         -

Issuance of shares,               2,275,000  $     23       -          -  $    11,968               -   $11,991
  net of offering expenses

Dividends declared                        -         -       -          -            -  $       (1,524)  $(1,524)
  ($0.67 per share)

Net Income                                                                             $        1,338  $  1,338

Balance at December 31, 1999      2,275,000  $     23       -   $      -  $    11,968  $         (186)  $11,805

Dividends declared                        -         -       -          -            -  $       (1,638)  $(1,638)
  ($0.72 per share)

Net Income                                                                             $          847  $    847

Balance at December 31, 2000      2,275,000  $     23       -   $      -  $    11,968  $         (977)  $11,014

Dividends declared                        -         -       -          -            -  $       (1,638)  $(1,638)
  ($0.72 per share)

Net Income                                                                             $          834  $    834

                                 -------------------------------------------------------------------------------
Balance at December 31, 2001      2,275,000  $     23       -   $      -  $    11,968  $       (1,781)  $10,210
                                 ===============================================================================

 (1)  Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999(1)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

                                                        2001       2000       1999
                                                      ---------  ---------  --------
OPERATING ACTIVITIES:
  Net Income                                          $    834   $    847   $ 1,338
                                                      ---------  ---------  --------
  Adjustments to Reconcile Net Income to
  Net Cash provided by Operating Activities:
    Depreciation and Amortization                        4,476      3,892     2,064
    Gain on Sale of Assets                                (598)         -         -
    Income Allocated to Minority Interest                2,342      1,908     1,707
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Escrow Deposits                                       (469)    (1,178)        -
    Lease Payments Receivable - Related Party              501       (761)   (2,116)
    Other Assets                                           (92)       115      (351)
    Due from Related Party                                 122        (21)        -
  Increase (Decrease):
    Due to Related Parties                                (179)        54       188
    Accounts Payable and Accrued Expenses                 (109)       176       245
                                                      ---------  ---------  --------
  Total Adjustments                                      5,994      4,185     1,737
                                                      ---------  ---------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                6,828      5,032     3,075

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                     (5,017)   (13,017)   (7,209)
  Sale of Hotel Property Assets                         12,599          -         -
  Purchase of Intangible Assets                            (69)    (1,078)     (940)
  Loans to Related Party                                (2,000)      (800)   (1,000)
                                                      ---------  ---------  --------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES      5,513    (14,895)   (9,149)

FINANCING ACTIVITIES:
  Net Proceeds from Issuance of Stock                        -          -    11,991
  Proceeds from Borrowings Under Line of Credit         10,766      5,496     6,096
  Repayment of Borrowings Under Line of Credit         (15,108)         -         -
  Borrowings from Mortgages Payable                          -     25,050         -
  Principal Repayment of Mortgages Payable              (2,729)   (17,016)   (5,460)
  Dividends Paid                                        (1,638)    (1,638)   (1,114)
  Limited Partnership Unit Distributions Paid           (3,495)    (3,561)   (1,580)
  Borrowings from Related Party                             30      1,408         -
  Repayment of Related Party Loans                           -          -    (3,735)
                                                      ---------  ---------  --------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES    (12,174)     9,739     6,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       167       (124)      124
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                -        124         -
                                                      ---------  ---------  --------

CASH AND CASH EQUIVALENTS - END OF YEAR               $    167   $      -   $   124
                                                      =========  =========  ========

(1)  Operations commenced on January 26, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid During the Period:                      12/31/01   12/31/00   12/31/99
                                                   ---------  ---------  ---------
    Interest                                       $   5,364  $   4,445  $   1,393

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

We have acquired an Investment in Hotel Properties with an approximate value, at the commencement of operations, of $40,307 in exchange for (i) 4,032,321 subordinated units of limited partnership interest in the Partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24,200 based on the initial offering price and (ii) the assumption of approximately $23,300 of indebtedness of which approximately $6,100 was repaid immediately after the acquisition of the hotels and approximately $2,800 was repaid prior to June 30, 1999.

On August 11, 1999 we purchased, from Messrs. Hasu P. Shah, our chairman, chief executive officer and trustee, K.D. Patel, one of our trustees, Rajendra O. Gandhi, our treasurer, Kiran P. Patel, our secretary, certain officers of HHMLP and other affiliated individuals, [the "Hersha Affiliates"], all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60- room Comfort Inn hotel located near the John
F. Kennedy International Airport in Jamaica, New York. The Comfort Inn, JFK was newly constructed and commenced operations on August 12, 1999. We have purchased the Comfort Inn, JFK for $5,500.

On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 2844 Associates, a Pennsylvania limited partnership and through the ownership of 2844 Associates, a 77-room Clarion Inn & Suites hotel located in Harrisburg, Pennsylvania. We acquired the Clarion Inn & Suites for a purchase price of $2,700. We have assumed a mortgage payable of $2,000 in connection with the acquisition of this hotel. The Clarion Inn & Suites was subsequently converted to a Holiday Inn Express and Suites in 2000.

On September 1, 1999 we purchased, from the Hersha Affiliates, all the partnership interests in 3544 Associates, a Pennsylvania limited partnership and through the ownership of 3544 Associates, a 72-room Hampton Inn hotel located in Danville, Pennsylvania. The total purchase price was $3,600. We have acquired an Investment in the Hampton Inn, Danville, PA in exchange for (i) 173,359 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $1,000 based on the initial offering price and (ii) the assumption of approximately $2,600 of indebtedness.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999 (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

As of January 1, 2000, we issued an additional 235,026 units of limited partnership interest in connection with final settlement of the purchase prices for the Holiday Inn, Milesburg, the Comfort Inn, Denver and the Holiday Inn Express, Riverfront. The total number of units outstanding as of January 1, 2000 was 4,440,996. No additional units were issued during 2000.

On January 1, 2000, we purchased three hotels from the Hersha Affiliates. These hotels consist of the Hampton Inn & Suites, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels were $7,500, $2,200 and $1,800, respectively. We have assumed mortgages payable of $5,000, $1,400 and $1,200, respectively, and also assumed related party debt of $1,000 related to the purchase of the Hampton Inn & Suites, Hershey. The Hersha Affiliates have received cash of approximately $1,500, $800 and $600, respectively, for the remainder of the proceeds from the sale of these hotels.

On May 19, 2000, we completed the acquisition of four hotels from Noble Investment Group, Ltd. ("Noble") for $20,000. We have simultaneously entered into lease agreements with Noble for the four properties. We lease the properties to entities owned by Noble pursuant to percentage leases that provide for rent based, in part, on the room revenues from the hotels. The leases for the Comfort Suites, Duluth, GA and the Holiday Inn Express, Duluth, GA are effective as of May 19, 2000. The leases for the Hampton Inn hotels located in Newnan and Peachtree City are effective as of April 20, 2000.

On October 1, 2000, we purchased the Sleep Inn in Corapolis, PA from the Hersha Affiliates. The purchase price paid for this hotel was $5,500. We have assumed a mortgage payable of $3,800. The Hersha Affiliates have received cash of approximately $1,700 for the remainder of the proceeds from the sale of this hotel.

As of January 1, 2001, we have issued an additional 531,559 units of limited partnership interest in connection with the repricing of the Holiday Inn Express, Hershey, Hampton Inn, Carlisle, Holiday Inn Express, New Columbia and the Comfort Inn, Harrisburg. The total number of units outstanding as of January 1, 2001 was 4,972,555.

On April 1, 2001, we have sold the Best Western, Indiana for $2,200 to the Hersha Affiliates. In conjunction with this transaction we have received cash proceeds of $400 and have redeemed 76,252 limited partnership units valued at $457. The buyer also assumed the outstanding mortgage balance of $1,342.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999 (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

On May 1, 2001, we have sold the Comfort Inn, Denver for $2,100 to an unrelated third party. Net of settlement fees and other costs we received $1,868. In conjunction with this transaction we have received cash proceeds of $460 and have paid down the outstanding mortgage balance of $1,408 to Shreenathji Enterprises, Ltd., a related party.

On June 1, 2001, we have sold the Comfort Inn, JFK for $7,000 to an unrelated third party. Net of settlement fees and other costs we have received cash proceeds of $6,613. Based upon the initial repricing formula, we have issued an additional 175,538 limited partnership units in conjunction with this transaction.

On June 1, 2001, we have purchased the Mainstay Suites and Sleep Inn in King of Prussia from the Hersha Affiliates. We have purchased these assets for $9,445 plus settlement costs and leased them to Hersha Hospitality Management, LP. In conjunction with this transaction, we have assumed the mortgage indebtedness of $6,738, assumed $1,000 of related party debt and funded the remainder of the proceeds of $1,768 from our available cash and outstanding line of credit.

On November 1, 2001 we purchased the Holiday Inn Express hotel located in Long Island City, New York. We have purchased this asset for $8,500 plus settlement costs of approximately $100 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we have assumed the mortgage indebtedness of approximately $5,445, assumed $1,000 of related party debt, issued additional units for $459 and paid cash of approximately $1,600.

On November 1, 2001 we have sold the Comfort Inn, McHenry, MD to the Hersha Affiliates for approximately $1,800, including the assumption of approximately $1,180 in indebtedness, redemption of 55,175 limited partnership units valued at approximately $331 and cash proceeds of approximately $300.

On November 1, 2001 we have sold the Comfort Inn, Riverfront, Harrisburg, PA to the Hersha Affiliates for $3,400 net of selling costs, including the assumption of approximately $2,500 in indebtedness and approximately $900 in cash.

On November 1, 2001 we have sold the Holiday Inn, Milesburg, PA to a third party owner operator for approximately $4,700 less broker fees and transfer costs that are estimated at $600. The sale included the payoff of $3,362 in mortgage indebtedness, a related party loan receivable of $157 and approximately $600 in cash.

On December 28, 2001 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 25, 2002.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[1]  ORGANIZATION  AND  BASIS  OF  FINANCIAL  PRESENTATION

Hersha Hospitality Trust [the "Company"] was formed in May 1998 to acquire equity interests in ten existing hotel properties. We are a self-administered, Maryland real estate investment trust for federal income tax purposes. On January 26, 1999, we completed an initial public offering of 2,275,000 shares of $.01 par value Priority Class A Common Shares. The offering price per share was $6 resulting in gross proceeds of $13,650. Net of underwriters discount and offering expenses, we received proceeds of $11,991.

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels, [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24,200 based on the initial public offering, and (ii) the assumption of approximately $23,300 of indebtedness of which approximately $6,100 was repaid immediately after the acquisition of the hotels. Hasu P. Shah and certain affiliates [the "Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC. We began operations on January 26, 1999, therefore, the historical financial statements include activity from January 26, 1999 to December 31, 2001.

We lease 14 of our hotel facilities to Hersha Hospitality Management, LP, ["HHMLP"], a Pennsylvania limited partnership. HHMLP is owned in part by three of our executive officers, two of our trustees and their affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements [the "Percentage Leases"] that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ["Noble"], an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market.

The following summarizes the number of hotels owned for the periods presented:

                                    2001(a)  2000  1999
                                    -------  ----  ----

Hotels owned at beginning of years      21     13    10

     Acquisitions                        3      8     3

     Sales of hotels                    (6)     0     0
                                    -------  ----  ----

Hotels owned at end of years            18     21    13
                                    =======  ====  ====

     (a) - The Sleep Inn and Mainstay Suites in King of Prussia, PA consist of two separate hotels yet are accounted for as one purchase due to the fact that the hotels share a common lobby and guest area and a common deed.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[1]  ORGANIZATION  AND  BASIS  OF  FINANCIAL  PRESENTATION  [CONTINUED]

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 942,123 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 131,427 units of limited partnership interest in connection with the sale of certain hotels.

The total number of units of limited partnership interest outstanding as of December 31, 2001, 2000 and 1999 was 5,093,220, 4,440,996 and 4,205,970
respectively.

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership and the subsidiary Partnerships. All inter-company amounts have been eliminated.

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
INVESTMENT IN HOTEL PROPERTIES - Investment in hotel properties are stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with maturities of three months or less when acquired, carried at cost, which approximates fair value. We had no cash equivalents at December 31, 2001.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

INTANGIBLE ASSETS - Intangible assets are carried at cost and consist of loan acquisition fees and goodwill. Amortization of loan acquisition fees is computed using the straight-line method over the two-year term of the related debt and over a 15 year period for goodwill. Amortization expense related to goodwill assets will not be recognized after December 31, 2001.

REVENUE RECOGNITION - Percentage lease income is recognized when earned from the Lessees under the agreements from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the lessees are operating leases.

We recognize lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases and on an interim basis in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." Under the provisions of SAB 101, which we adopted in the fourth quarter of 2000, a portion of our percentage lease revenues, which historically were recognized in the first, second, and third quarters, are deferred and recognized in the fourth quarter. The adoption of SAB 101 impacts the interim reporting of revenues related to our leases, but has no impact on its interim cash flow or year-end results of operations.

INCOME TAXES - We qualify as a real estate investment trust under Section 856 and 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

Earnings and profits that determine the taxability of dividends to shareholders differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. During 2001, 11.0% of the distributions were considered to be return of capital and 89.0% ordinary income for Federal income tax purposes. During 2000 and 1999, none of the distributions were considered to be return of capital for Federal income tax purposes.

MINORITY INTEREST - Minority interest in the Partnership represents the limited partners' proportionate share of the equity of the Partnership. The limited partnership interests are owned by numerous individuals and companies. Income is allocated to minority interest based on weighted average percentage ownership throughout the year.

EARNINGS PER COMMON SHARE - We compute earnings per share in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share."

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and rent receivable arising from our normal business activities. We place our cash and cash equivalents with high credit quality financial institutions. We do not require collateral to support our financial instruments. We have not experienced any losses with respect to bank balances in excess of government-provided insurance.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

ESCROW  DEPOSITS  -  Escrow  deposits relate to the Company's mortgages payable.

RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect this new standard will have on our consolidated financial position or results of operations.

On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are not currently affected by this Statement's requirements.

In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. We will adopt SFAS 142 on January 1, 2002. Going forward, we will test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicate potential impairment.

[3]  INTANGIBLE  ASSETS

At December 31, 2001 and 2000 intangibles consisted of the following:

                                ACCUMULATED
DESCRIPTION             COST   AMORTIZATION    NET
---------------------  ------  -------------  ------
December 31, 2001:
Goodwill               $1,168  $         528  $  640
Loan Acquisition Fees   1,183            308     875
                       ------  -------------  ------

Totals                 $2,351  $         836  $1,515
                       ======  =============  ======

December 31, 2000:
Goodwill               $1,168  $         450  $  718
Loan Acquisition Fees   1,144            142   1,002
                       ------  -------------  ------

Totals                 $2,312  $         592  $1,720
                       ======  =============  ======

Amortization expense was $274, $213 and $85 for the years ending December 31, 2001, 2000 and 1999, respectively.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[4]  INVESTMENT  IN  HOTEL  PROPERTIES

Hotel  properties  consist  of  the  following  at  December  31, 2001 and 2000:

                                     2001     2000
                                   --------  -------
Land                               $ 10,156  $ 8,574
Buildings and Improvements           74,592   74,830
Furniture, Fixtures and Equipment    15,648   16,108
                                   --------  -------
                                    100,396   99,512

Less Accumulated Depreciation        12,296   11,841
                                   --------  -------
                                   $ 88,100  $87,671
                                   ========  =======

Depreciation expense was $4,202, $3,679 and $1,979 for the years ended December 31, 2001, 2000 and 1999, respectively.

The eighteen hotels owned at December 31, 2001 consist of seventeen premium limited service hotels and one full service hotel property.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[4]  INVESTMENT  IN  HOTEL  PROPERTIES  [CONTINUED]

In 2001, 2000 and 1999, we acquired and sold the following hotels for the approximate amounts indicated.

                                      NO. OF    PURCHASE     SALE
                                       ROOMS     PRICE       PRICE
                                      -------  ----------  ---------
2001
----
Mainstay Suites/Sleep Inn,
King of Prussia, PA                      156      9,445
Holiday Inn Express, LI City, NY          79      8,500
Best Western, Indiana, PA                (96)                (2,200)
Comfort Inn, McHenry, MD                 (77)                (1,800)
Comfort Inn, Denver, PA                  (45)                (2,100)
Comfort Inn, JFK, NY                     (60)                (7,000)
Holiday Inn Milesburg, PA               (118)                (4,700)
Comfort Inn, Harrisburg, PA             (117)                (3,400)
                                      -------  ----------  ---------
Total                                   (278)  $  17,945   $(21,200)
                                      =======  ==========  =========

2000
----
Hampton Inn & Suites, Hershey, PA        110   $   7,500
Best Western, Indiana, PA                 96       2,200
Comfort Inn, McHenry, MD                  77       1,800
Hampton Inn, Newnan, GA                   91       7,117
Hampton Inn, Peachtree City, GA           61       3,940
Comfort Suites, Duluth                    85       5,208
Holiday Inn Express, Duluth               68       3,735
Sleep Inn, Corapolis, PA                 143       5,500
                                      -------  ----------
Total                                    731   $  37,000
                                      =======  ==========

1999
----
Comfort Inn - JFK, NY                     60   $   5,500
Clarion Inn & Suites, Harrisburg, PA      77       2,700
Hampton Inn, Danville, PA                 72       3,600
                                      -------  ----------
Total                                    209   $  11,800
                                      =======  ==========

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

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

The purchase prices for the Comfort Inn, JFK, Hampton Inn, Danville and the Clarion Inn & Suites, Harrisburg are $5,500, $3,600 and $2,700, respectively.

On January 1, 2000, we purchased three hotels from the Hersha Affiliates. These hotels consist of the Hampton Inn, Hershey, the Best Western, Indiana and the Comfort Inn, McHenry. The purchase prices paid for these hotels were $7,500, $2,200 and $1,800, respectively. We have assumed mortgages payable of $5,000, $1,400 and $1,200, respectively, and also assumed related party debt of $1,000 related to the purchase of the Hampton Inn, Hershey. The Hersha Affiliates have received cash of approximately $1,500, $800 and $600, respectively, for the remainder of the proceeds from the sale of these hotels.

On May 19, 2000, we completed the acquisition of four hotels from Noble Investment Group, Ltd. ("Noble") for $20,000. We have simultaneously entered into lease agreements with Noble for the four properties. We lease the properties to entities owned by Noble pursuant to percentage leases that provide for rent based, in part, on the room revenues from the hotels. The leases for the Comfort Suites, Duluth, GA. and the Holiday Inn Express, Duluth, GA. are effective as of May 19, 2000. The leases for the Hampton Inn hotels located in Newnan and Peachtree City are effective as of April 20, 2000.

On October 1, 2000, we purchased the Sleep Inn in Corapolis, PA from the Hersha Affiliates. The purchase price paid for this hotel was $5,500. We have assumed a mortgage payable of $3,800. The Hersha Affiliates have received cash of approximately $1,700 for the remainder of the proceeds from the sale of this hotel.

As of January 1, 2001, we have issued an additional 531,559 units of limited partnership interest in connection with the repricing of the Holiday Inn Express, Hershey, Hampton Inn, Carlisle, Holiday Inn Express, New Columbia and the Comfort Inn, Harrisburg.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[4]  INVESTMENT  IN  HOTEL  PROPERTIES  [CONTINUED]

On April 1, 2001, we have sold the Best Western, Indiana for $2,200 to the Hersha Affiliates. In conjunction with this transaction we have received cash proceeds of $400 and have redeemed 76,252 limited partnership units valued at $457. The buyer also assumed the outstanding mortgage balance of $1,342.

On May 1, 2001, we have sold the Comfort Inn, Denver for $2,100 to an unrelated third party. Net of settlement fees and other costs we received $1,868. In conjunction with this transaction we have received cash proceeds of $460 and have paid down the outstanding mortgage balance of $1,408 to Shreenathji Enterprises, Ltd., a related party.

On June 1, 2001, we have sold the Comfort Inn, JFK for $7,000 to an unrelated third party. Net of settlement fees and other costs we have received cash proceeds of $6,613. Based upon the initial repricing formula, we have issued an additional 175,538 limited partnership units in conjunction with this transaction.

On June 1, 2001, we have purchased the Mainstay Suites and Sleep Inn in King of Prussia from the Hersha Affiliates. We have purchased these assets for $9,445 plus settlement costs and leased them to Hersha Hospitality Management, LP. In conjunction with this transaction, we have assumed the mortgage indebtedness of $6,738, assumed $1,000 of related party debt and funded the remainder of the proceeds of $1,768 from our available cash and outstanding line of credit.

On November 1, 2001 we purchased the Holiday Inn Express hotel located in Long Island City, New York. We have purchased this asset for $8,500 plus settlement costs of approximately $100 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we have assumed the mortgage indebtedness of approximately $5,445, assumed $1,000 of related party debt, issued additional units for $459 and paid cash of approximately $1,600.

On November 1, 2001 we have sold the Comfort Inn, McHenry, MD to the Hersha Affiliates for approximately $1,800, including the assumption of approximately $1,180 in indebtedness, redemption of 55,175 limited partnership units valued at approximately $331 and cash proceeds of approximately $300.

On November 1, 2001 we have sold the Comfort Inn, Riverfront, Harrisburg, PA to the Hersha Affiliates for $3,400 net of selling costs, including the assumption of approximately $2,500 in indebtedness and approximately $900 in cash.

On November 1, 2001 we have sold the Holiday Inn, Milesburg, PA to a third party owner operator for approximately $4,700 less broker fees and transfer costs that are estimated at $600. The sale included the payoff of $3,362 in mortgage indebtedness, a related party loan receivable of $157 and approximately $600 in cash.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[4]  INVESTMENT  IN  HOTEL  PROPERTIES  [CONTINUED]

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the dates of acquisition. No goodwill arose in the transactions.

[5]  DEBT

Debt is comprised of the following at December 31, 2001 and 2000:

                            2001     2000
                           -------  -------
Mortgages Payable          $54,477  $50,050
Revolving Credit Facility    7,058   11,400
                           -------  -------
                           $61,535  $61,450
                           =======  =======

Substantially all of our mortgage indebtedness is collateralized by property and equipment and in certain situations is personally guaranteed by the Hersha Affiliates. The total mortgages payable balance at December 31, 2001 and 2000 was $54,477 and $50,050, respectively, and consisted of mortgages with fixed interest rates ranging from 7.75% to 9.43%. The maturities for the outstanding mortgages ranged from August 2004 to May 2011.

On August 9, 1999, the Company obtained a $7,000 credit facility from Sovereign Bank (the "Line of Credit"). The Line of Credit was extended to $11,500 as of December 1, 2000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg and the Clarion Suites, Philadelphia, PA. The interest rate on borrowings under the Line of Credit at December 31, 2001 and 2000 was 5.0% and 9.50%, respectively. The Line of Credit expires on August 8, 2002. The outstanding principal balance on the Line of Credit was approximately $7,058 and $11,400 at December 31, 2001 and 2000, respectively. The weighted average interest rate on short-term borrowings for 2001 and 2000 was 7.1% and 9.0%, respectively.

Aggregate annual principal payments for the Company's mortgages payable at December 31, 2001 are due as follows:

       2002               $ 1,000
       2003                 1,289
       2004                 1,404
       2005                 1,531
       2006                 1,672
       Thereafter          47,581
                          -------
       TOTAL              $54,477
                          =======

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[6]  COMMITMENTS  AND  CONTINGENCIES  AND  RELATED  PARTY  TRANSACTIONS

In conjunction with the initial public offering, we acquired the Initial Hotels and entered into percentage lease agreements with Hersha Hospitality Management, L.P. ("HHMLP"). We have acquired ten properties from the Hersha Affiliates that were subsequently leased to HHMLP and four properties from Noble Investment Group, Ltd. ("Noble") that were leased to Noble, subsequent to our public offering. We have sold three properties back to the Hersha Affiliates during 2001. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

There was no commitment outstanding to the limited partners as of December 31, 2001 and 2000. The Priority Class A Common shareholders will be entitled to receive dividends in excess of the priority distribution [See Note 9] after the limited partners have received an amount equal to the priority distribution. The holders of the Priority Class A Common Shares will be entitled to receive further distributions on a pro rata basis with the holders of the limited partnership units.

We are the sole general partner in the Partnership, which is the sole general partner in the subsidiary partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the Partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have entered into percentage leases relating to 14 hotels with HHMLP. Each percentage lease will have an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for these 14 hotels may be extended for an additional five-year term at the Lessee's option. At the end of the first extended term, the Lessee, at its option, may extend some or all of the percentage leases for these hotels for an additional five-year term. Pursuant to the terms of the percentage leases, the Lessee is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[6]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

We have future lease commitments from HHMLP through November 2006 and with Noble through May 2003. Minimum future rental income under these non-cancellable operating leases at December 31, 2001, is as follows:

         2002                 $ 9,621
         2003                   6,547
         2004                   2,497
         2005                   1,166
         2006                     716
         Thereafter                 0
                             --------
         TOTAL               $ 20,547
                             ========

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

For the year ended December 31, 2001 we earned initial fixed rents of $7,203 and earned percentage rents of $6,698. For the year ended December 31, 2000 we earned initial fixed rents of $7,896 and earned percentage rents of $4,878.

We have acquired six hotels, since the commencement of operations, for prices that will be adjusted as of either December 31, 2001 or 2002.

We have acquired, and expect to acquire in the future, from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels we have utilized, and expect to continue to utilize, a "re-pricing" methodology that, in effect, adjusts the initial purchase price for the hotel, one or two years after we initially purchase the hotel, based on the actual operating performance of the hotel during the previous twelve months. All purchase price adjustments are approved by a majority of our independent trustees.

The initial purchase price for each of these hotels was based upon management's projections of the hotel's performance for one or two years following our purchase. The leases for these hotels provide for fixed initial rent for the one- or two-year adjustment period that provides us with a 12% annual yield on the initial purchase price, net of certain expenses. At the end of the one- or two-year period, we calculate a value for the hotel, based on the actual net income during the previous twelve months, net of certain expenses, such that it would have yielded a 12% return. We then apply the percentage rent formula to the hotel's historical revenues for the previous twelve months on a pro forma basis. If the pro forma percentage rent formula would not have yielded a pro forma annual return to us of

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[6]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

11.5% to 12.5% based on this calculated value, this value is adjusted either upward or downward to produce a pro forma return of either 11.5% or 12.5%, as applicable. If this final purchase price is higher than the initial purchase price, then the seller of the hotel will receive consideration in an amount equal to the increase in price. If the final purchase price is lower than the initial purchase price, then the sellers of the hotel will return to us consideration in an amount equal to the difference. Any purchase price adjustment will be made either in operating partnership units or cash as determined by our Board of Trustees, including the independent trustees. Any operating partnership units issued by us or returned to us as a result of the purchase price adjustment historically have been valued at $6.00 per unit. Any future adjustments will be based upon a value per unit approved by our Board of Trustees, including our independent trustees. The sellers are entitled to receive quarterly distributions on the operating partnership units prior to the units being returned to us in connection with a downward purchase price adjustment.

We have entered into an Administrative Services Agreement with HHMLP for HHMLP to provide accounting and securities reporting services to us. The terms of the agreement provide for a fixed annual fee of $55,000 with an additional fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to our portfolio. Based upon the revised 11.5% to 12.5% pricing methodology, the administrative services agreement was reduced by $75,000 per year as of January 1, 2001.

We owed the Lessee, a related party, $24 and $42 for replacement reserve reimbursements and $39 and $133 under the administrative services agreement as of December 31, 2001 and 2000, respectively.

We leased a parcel of real estate to Mr. Hasu P. Shah for a nominal amount during 2001.

We leased one parcel of real estate from the Hersha Affiliates for an aggregate annual rental of $13 and $15 during the years ended December 31, 2001 and 2000, respectively.

We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain legal fees aggregating $43 and $199 during the years ended December 31, 2001 and 2000, respectively. Of this amount $10 and $174 was capitalized as Settlement costs, respectively.

We have approved the lending of up to $3,000 to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects. As of December 31, 2001 and 2000, the Hersha Affiliates owe us $1,800 and $800 related to this borrowing. The Hersha Affiliates have borrowed this money from us at an interest rate of 12.0% per annum. Interest income from these advances was $154 and $50 for the year ended December 31, 2001 and 2000, respectively.


[7]  STOCK  OPTION  PLANS

[A] Prior to the initial public offering, we adopted the Option Plan. The Option Plan is administered by the Compensation Committee of the Board of Trustees, or its delegate.

Our officers and other employees generally are eligible to participate in the Option Plan. The administrator of the plan selects the individuals who participate in the Option Plan.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[7]  STOCK  OPTION  PLANS  [CONTINUED]

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

As of December 31, 2001 we have issued options to purchase 500,000 Class B common shares and units under the Option Plan with an exercise price of $6.00, subject to the price restrictions mentioned above. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.

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

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[7]  STOCK  OPTION  PLANS  [CONTINUED]

We issued options to purchase 34,000 Class B Common Shares under the Trustees' Plan with an exercise price of $6.00, subject to the price restrictions mentioned above. Utilizing the Black Scholes option pricing model no compensation is required to be recorded.

The fair value of each option grant is estimated on the date of the grant with the following weighted average assumptions:

Dividend  Yield               12.00%
Expected  Volatility           10.0%
Risk-Free  Interest  Rate      4.50%
Expected Lives               2 Years

The changes in the outstanding stock options during the years ended December 31, 2001, 2000 and 1999, are summarized below:

                                              WEIGHTED
                                              AVERAGE
                                 SHARES    EXERCISE PRICE
                               ----------  ---------------
Outstanding December 31, 1998          -   $             -
  Granted                      1,033,975   $          6.00
  Exercised                            -                 -
  Forfeited/Expired                    -                 -
  Cancelled                     (499,975)  $          6.00
                               ----------  ---------------
Outstanding December 31, 1999    534,000   $          6.00
                               ==========  ===============
Exercisable December 31, 1999          -
                               ==========
  Granted                              -                 -
  Exercised                            -                 -
  Forfeited/Expired                    -                 -
  Cancelled                            -                 -
                               ----------  ---------------
Outstanding December 31, 2000    534,000   $          6.00
                               ==========  ===============
Exercisable December 31, 2000          -
                               ==========
  Granted                              -                 -
  Exercised                            -                 -
  Forfeited/Expired                    -                 -
  Cancelled                            -                 -
                               ----------  ---------------
Outstanding December 31, 2001    534,000   $          6.00
                               ==========  ===============
Exercisable December 31, 2001          -
                               ==========

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[7]  STOCK  OPTION  PLANS  [CONTINUED]

The following table summarizes information about stock options at December 31, 2001:

                                OUTSTANDING                   EXERCISABLE
                    -----------------------------------  ------------------------
                    WEIGHTED AVERAGE  WEIGHTED AVERAGE           WEIGHTED AVERAGE
EXERCISE               REMAINING          EXERCISE                   EXERCISE
  PRICE    SHARES   CONTRACTUAL LIFE        PRICE        SHARES       PRICE
---------  -------  ----------------  -----------------  ------  ----------------
6.00      534,000              2.42  $            6.00       -                 -

The number of shares available at December 31, 2001 and 2000 for granting of options was 316,000.

[8]  EARNINGS  PER  SHARE

                                                                YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                   2001           2000           1999
                                                               -------------  -------------  -------------
Net Income for Basic Earnings Per Share                        $         834  $         847  $       1,338

Add:  Income Attributable to Minority Interest                         2,342          1,908          1,707
                                                               -------------  -------------  -------------

NET INCOME FOR DILUTED EARNINGS PER SHARE                      $       3,176  $       2,755  $       3,045
-----------------------------------------                      =============  =============  =============

Weighted Average Shares for Basic Earnings Per Share               2,275,000      2,275,000      2,275,000

Dilutive Effect of Weighted Average Limited Partnership Units      5,021,596      4,440,996      4,094,700

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE             7,296,596      6,715,996      6,326,690
------------------------------------------------------         =============  =============  =============

Potential future dilutive securities include 5,093,220 shares issuable under limited partnership units and 534,000 shares issuable under outstanding options.

[9]  CAPITAL  STOCK

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $0.18 per share on a quarterly basis and participate equally in additional dividends after the Class B Common Shares have received $0.18 per share in each quarterly period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and vote with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares commenced on the date of the closing of the initial public offering and ends on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Hersha Hospitality Limited Partnership Agreement, the limited partners have certain redemption rights that enable them to cause the Partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[9]  CAPITAL  STOCK  [CONTINUED]

the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. At December 31, 2001 and 2000, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,093,220 and 4,440,996, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

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

Upon liquidation of the Partnership during the Priority Period, after payment of, or adequate provision for, debts and obligations of the Partnership, including any partner loans, any remaining assets of the Partnership will be distributed in the following order of priority: (i) first, to us until we have received any unpaid Preferred Return plus an amount equal to $6.00 per Unit held by us, (ii) second, to the Limited Partners in accordance with their respective percentage interests in the Partnership until each Limited Partner has received an amount equal to any unpaid Preferred Return plus $6.00 per Unit held by such Limited Partner, and (iii) finally, to us and the Limited Partners with positive capital accounts.

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

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[10]  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

At December 31, 2001 and 2000, financial instruments include cash and cash equivalents, lease payments receivable, accounts payable, accrued expenses, loans to and from related parties, a line of credit and mortgages payable. The fair values of cash and cash equivalents, lease payments receivable and accounts payable and accrued expenses approximate carrying value because of the short-term nature of these instruments. Loans to and from related parties carry interest at rates that approximate our borrowing cost. The fair value of mortgages payable and the line of credit approximates carrying value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

[11] SUBSEQUENT EVENTS

The Board of Trustees has approved the sale of the Sleep Inn, Corapolis, PA to the Hersha Affiliates for a sale price of $5,500. We originally purchased this hotel from the Hersha Affiliates as of October 1, 2000 for approximately $5,500. The transaction terms and structure are being reviewed by an independent third party accounting firm per the agreement between the Board of Trustees and the Hersha Affiliates. The sale of the property will be effective as of January 1, 2002 upon satisfactory completion of this independent third party review.

The Board of Trustees has approved the purchased of the Mainstay Suites, Frederick, MD from the Hersha Affiliates for a purchase price of $5,500. The transaction terms and structure are being reviewed by an independent third party accounting firm per the agreement between the Board of Trustees and the Hersha Affiliates. The purchase of the property will be effective as of January 1, 2002 upon satisfactory completion of this independent third party review.

On December 28, 2001 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 25, 2002.

We have issued an additional 300,000 shares of Priority Class A Common Shares at $6.00 per share, prior to offering expenses, during the first quarter ended
March 31, 2002. The proceeds from the additional share issuance will be used for acquisitions and general corporate purposes.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[12]  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                                          QUARTER
                                   ------------------------------------------------------
                                       1ST           2ND           3RD           4TH
                                   ------------  ------------  ------------  ------------
                                     (Dollars in thousands, except per share amounts)
FISCAL 2001
Total Revenues                     $      3,002  $      3,634  $      4,204  $      3,247
Income Before Minority Interest             116           785         1,305           970
Net Income                                  116           245           234           239
Basic Earnings Per Common Share    $       0.05  $       0.11  $       0.10  $       0.11
                                   ============  ============  ============  ============

Diluted Earnings Per Common Share  $       0.02  $       0.11  $       0.10  $       0.11
                                   ============  ============  ============  ============

FISCAL 2000
Total Revenues                     $      2,353  $      3,216  $      3,687  $      3,568
Income Before Minority Interest             322           562           993           878
Net Income                                  294           207           269            77
Basic Earnings Per Common Share    $       0.13  $       0.09  $       0.12  $       0.03
                                   ============  ============  ============  ============

Diluted Earnings Per Common Share  $       0.05  $       0.09  $       0.12  $       0.03
                                   ============  ============  ============  ============


Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the lodging industry and the number of accounting days per quarter.

================================================================================
HERSHA  HOSPITALITY  TRUST  SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001
[IN  THOUSANDS]
================================================================================


                                                                          COSTS CAPITALIZED     GROSS AMOUNTS AT WHICH
                                                                             SUBSEQUENT              CARRIED AT
                                                INITIAL COSTS              TO ACQUISITION          CLOSE OF PERIOD
                                      ------------------------------  -----------------------  -----------------------
                                                       BUILDINGS AND            BUILDINGS AND            BUILDINGS AND
   DESCRIPTION         ENCUMBRANCES        LAND        IMPROVEMENTS     LAND    IMPROVEMENTS     LAND    IMPROVEMENTS
--------------------  --------------  --------------  --------------  --------  -------------  --------  -------------

Holiday Inn,
  Harrisburg, PA      $        3,390  $          412  $        1,234  $      -  $       2,592  $    412  $       3,826
Holiday Inn Express,
  New Columbia, PA             1,795              94           2,510        66            665       160          3,175
Holiday Inn Express,
  Hershey, PA                  4,687             426           2,645       410          2,938       836          5,583
Clarion Suites,
  Philadelphia, PA                 -             262           1,049       828          3,736     1,090          4,785
HIEXP & Suites,
  Harrisburg, PA                   -             213           1,934         -            204       213          2,138
Comfort Inn,
  Harrisburg, PA               2,393               -           2,720       214          1,025       214          3,745
Hampton Inn,
  Selinsgrove, PA              3,291             157           2,511        93          2,008       250          4,519
Hampton Inn,
  Carlisle, PA                 3,935             300           3,109       200          1,933       500          5,042
Hampton Inn,
  Danville, PA                 2,493             299           2,787         -             83       299          2,870
Hampton Inn,
  Hershey, PA                  5,261             807           5,714         -              -       807          5,714

Hampton Inn,
  Newnan, GA                   3,419             712           5,504         -              -       712          5,504
Hampton Inn,
  Peachtree City, GA           2,263             394           3,054         -              -       394          3,054
Comfort Suites,
  Duluth, GA                   3,225             432           4,343         -              -       432          4,343
Holiday Inn Express,
  Duluth, GA                   2,675             470           2,912         -              -       470          2,912
Sleep Inn,
  Pittsburg, PA                3,538             734           3,785         -              -       734          3,785
Sleep/Mainstay
  KOP, PA                      6,686           1,133           7,294         -              3     1,133          7,297
Holiday Inn Express,
  LI City, NY                  5,427           1,500           6,300         -              -     1,500          6,300
                      --------------  --------------  --------------  --------  -------------  --------  -------------
                      $       54,478  $        8,345  $       59,405  $  1,811  $      15,187  $ 10,156  $      74,592
                      ==============  ==============  ==============  ========  =============  ========  =============




                                                                                        LIFE
                                       ACCUMULATED         NET                       UPON WHICH
                                       DEPRECIATION     BOOK VALUE                  LATEST INCOME
                                       BUILDINGS AND   BUILDINGS AND    DATE OF     STATEMENT IS
DESCRIPTION               TOTAL        IMPROVEMENTS    IMPROVEMENTS   ACQUISITION     COMPUTED
--------------------  --------------  --------------  --------------  ------------  ------------
Holiday Inn,
  Harrisburg, PA      $        4,238  $          707  $        3,531      12/15/94      15 to 40
Holiday Inn Express,
  New Columbia, PA             3,335             306           3,029      12/01/97      15 to 40
Holiday Inn Express,
  Hershey, PA                  6,419             467           5,952      10/01/97      15 to 40
Clarion Suites,
  Philadelphia, PA             5,875             616           5,259      06/30/95      15 to 40
HIEXP & Suites,
  Harrisburg, PA               2,351             180           2,171      03/06/98      15 to 40
Comfort Inn,
  Harrisburg, PA               3,959             295           3,664      05/15/98      15 to 40
Hampton Inn,
  Selinsgrove, PA              4,769             509           4,260      09/12/96      15 to 40
Hampton Inn,
  Carlisle, PA                 5,542             460           5,082      06/01/97      15 to 40
Hampton Inn,
  Danville, PA                 3,169             232           2,937      08/28/97      15 to 40
Hampton Inn,
  Hershey, PA                  6,521             325           6,196      01/01/00      15 to 40

Hampton Inn,
  Newnan, GA                   6,216             235           5,981      04/20/00      15 to 40
Hampton Inn,
  Peachtree City, GA           3,448             130           3,318      04/20/00      15 to 40
Comfort Suites,
  Duluth, GA                   4,775             176           4,599      05/19/00      15 to 40
Holiday Inn Express,
  Duluth, GA                   3,382             118           3,264      05/19/00      15 to 40
Sleep Inn,
  Pittsburg, PA                4,519             341           4,178      10/01/00      15 to 40
Sleep/Mainstay
  KOP, PA                      8,430              99           8,331      06/01/01      15 to 40
Holiday Inn Express,
  LI City, NY                  7,800              26           7,774      11/01/01      15 to 40
                      --------------  --------------  --------------  ------------  ------------
                      $       84,748  $        5,222  $       79,526
                      ==============  ==============  ==============

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  SUBSIDIARIES
NOTES TO SCHEDULE III
[IN  THOUSANDS]
--------------------------------------------------------------------------------

                                                                      2001
                                                                 ---------------
RECONCILIATION OF REAL ESTATE:
Balance at Beginning of Year                                     $        83,404
Additions During Year                                                     20,080
Deletions During Year                                                     18,736
                                                                 ---------------
Balance at End of Year                                           $        84,748
                                                                 ===============

RECONCILIATION OF ACCUMULATED DEPRECIATION:
Balance at Beginning of Year                                     $         5,383
Depreciation for the Year                                                  2,175
Accumulated Depreciation on Deletions                                      2,336
                                                                 ---------------
Balance at End of Year                                           $         5,222
                                                                 ===============

The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $66,631

Depreciation is computed based upon the following useful lives:
Buildings and Improvements                                        15 to 40 years

                          REPORT OF INDEPENDENT AUDITOR

To the Partners of
   Hersha Hospitality Management L.P.
   New Cumberland, Pennsylvania


     We have audited the accompanying balance sheets of Hersha Hospitality Management L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Management L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.


New York, New York
March 8, 2002

----------------------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE  SHEETS
[IN  THOUSANDS]
----------------------------------------------------------------------------------------------

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                --------------  --------------
CURRENT ASSETS:                                                      2001            2000
                                                                --------------  --------------
  Cash and Cash Equivalents                                     $         222   $         623
  Accounts Receivable, less allowance for doubtful accounts of
  $230 and $135 at December 31, 2001 and 2000, respectively               698             891

  Prepaid Expenses                                                         34              13
  Due from Related Party - HHLP                                            63             175
  Due from Related Parties                                              1,097           1,604
  Other Assets                                                            252             281
                                                                --------------  --------------
          TOTAL CURRENT ASSETS                                          2,366           3,587


FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF $149
AND $28 AT DECEMBER 31, 2001 AND 2000, RESPECTIVELY]
                                                                          293             307
CONSTRUCTION IN PROGRESS                                                    8               -
PROPERTY AND EQUIPMENT                                                  1,079           1,175
                                                                --------------  --------------

TOTAL ASSETS                                                    $       3,746   $       5,069
                                                                ==============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                              $       1,278   $       1,639
  Accounts Payable Related Party                                            -              60
  Accrued Expenses                                                        268             449
  Other Liabilities                                                         -              21
  Due to Related Parties                                                  310             331
  Lease Payments Payable Related Party - HHLP                           2,376           2,644
                                                                --------------  --------------
TOTAL CURRENT LIABILITIES                                               4,232           5,144

COMMITMENTS                                                                 -               -

PARTNERS' CAPITAL                                                        (486)            (75)
                                                                --------------  --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $       3,746   $       5,069
                                                                ==============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999(1)
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                           2001      2000      1999
                                         --------  --------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $27,461   $29,297   $21,871
  Restaurant Revenue                       1,939     1,963     2,074
  Other revenue                            1,971     1,568     1,354
                                         --------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS     $31,371   $32,828   $25,299

EXPENSES:
  Hotel Operating Expenses                11,621    12,228     9,788
  Restaurant Operating Expenses            1,601     1,754     1,822
  Advertising and Marketing                2,163     1,856     1,228
  Bad Debts                                  124        17       247
  Depreciation and Amortization              243       207       102
  General and Administrative               4,794     5,051     3,873
  General and Admin. - Related Parties       126       141        45
  Lease Expense - HHLP                    11,100    10,923     7,264
  Lease Expense - Other Related Parties      703       798     1,316
                                         --------  --------  --------
TOTAL EXPENSES                           $32,475   $32,975   $25,685
                                         --------  --------  --------

NET LOSS                                 $(1,104)  $  (147)  $  (386)
                                         ========  ========  ========

(1)  Operations  commenced  on  January  1,  1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (1)
[IN THOUSANDS]
--------------------------------------------------------------------------------


                                       GENERAL    LIMITED
                                       PARTNER    PARTNERS    TOTAL
                                      ---------  ----------  --------
Partners Capital - December 31, 1998  $      -   $       -   $     -

Contribution by Partners                     -         458       458

Net Loss                                    (4)       (382)     (386)
                                      ---------  ----------  --------

Partners Capital - December 31, 1999  $     (4)  $      76   $    72

Net Loss                                    (1)       (146)     (147)
                                      ---------  ----------  --------

Partners Capital - December 31, 2000  $     (5)  $     (70)  $   (75)

Capital Contribution                         6         710       716
Contributed Franchise Fee Write-Down                   (23)      (23)
Net Loss                                   (11)     (1,093)   (1,104)
                                      ---------  ----------  --------
Partners Capital - December 31, 2001  $    (10)  $    (476)  $  (486)
                                      =========  ==========  ========

(1)  Operations commenced on January 1, 1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

-----------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999(1)
[IN THOUSANDS]
-----------------------------------------------------------------------------------

                                                           2001     2000     1999
                                                         --------  ------  --------
OPERATING ACTIVITIES:
  Net (Loss)                                             $(1,104)  $(147)  $  (386)
                                                         --------  ------  --------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                            243     207       102
    Allowance for Doubtful Accounts                          124       -       247
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                       69     (74)   (1,064)
    Prepaid Expenses                                         (21)     47       (60)
    Other Assets                                              27     (97)      (52)
    Due from Related Parties                                 620    (265)   (1,714)
  Increase (Decrease):
    Accounts Payable                                        (361)    285     1,354
    Accounts Payable - Related Party                         (60)     30        30
    Lease Payments Payable - HHLP                           (268)    528     2,116
    Due to Related Parties                                   (21)   (200)        -
    Accrued Expenses                                        (182)     18       432
    Other Liabilities                                        (21)     21         -
                                                         --------  ------  --------
  Total Adjustments                                          149     500     1,391
                                                         --------  ------  --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (955)    353     1,005

INVESTING ACTIVITIES
  Purchase Property and Equipment                           (124)   (448)     (217)
  Sale of Property and Equipment                               5
  Purchase of Franchise Licenses                             (68)
  Sale of Franchise Licenses                                  24     (60)      (10)
                                                         --------  ------  --------
NET CASH USED IN INVESTING ACTIVITIES                       (163)   (508)     (227)

FINANCING ACTIVITIES
  Capital Contributed by Partners                            717       -         -
                                                         --------  ------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    717       -         -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (401)   (155)      778

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                623     778         -
                                                         --------  ------  --------
CASH AND CASH EQUIVALENTS - END OF YEAR                  $   222   $ 623   $   778
                                                         ========  ======  ========

(1)  Operations  commenced  on  January  1,  1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999(1) [IN THOUSANDS]
--------------------------------------------------------------------------------


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

On January 26, 1999 we received franchise agreements, property and certain other assets with book values of $305, $21 and $132, respectively, from our partners. These amounts were recorded as a contribution to capital.

On January 26, 1999 we recorded property and a liability to a related party of $730.

Upon the sale of the Comfort Inn, Denver, PA, we wrote down $23 of franchises fees that were contributed as partners' capital on January 26, 1999

(1)  Operations  commenced  on  January  1,  1999

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[1]  ORGANIZATION

Hersha Hospitality Management, L.P., [the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates that are not owned by the Partnership. We commenced operations on January 1, 1999 and as of December 31, 2001 leased 14 hotel properties from the Partnership.

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased, carried at cost, which approximates fair value. We have no cash equivalents at December 31, 2001 or 2000.

INVENTORIES - Inventories of $31 and $28, consisting primarily of food and beverages and which are included in other assets for the years ended December
31, 2001 and 2000, respectively, are stated at the lower of cost [generally, first-in, first-out] or market.

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

The estimated lives used to depreciate the property improvements are as follows:

Building  and  Improvements     15 to 40 years
Furniture  and  Equipment         5 to 7 years

FRANCHISE LICENSES - The franchise agreements have lives ranging from 10 to 20 years but may be terminated by either party on certain anniversary dates specified in the agreements. The franchise fees are amortized over their respective franchise lives utilizing the straight-line method. Amortization expense was $41, $39 and $28 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from our normal business activities. We place our cash with high credit quality financial institutions. We do not require collateral to support our financial instruments. We have not experienced any losses with respect to bank balances in excess of government-provided insurance.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING AND MARKETING - Advertising and marketing costs are expensed as incurred and totaled $2,155 and $1,856 for the years ended December 31, 2001 and 2000, respectively. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services. Payments under these agreements related to marketing services amounted to $549 and $571 for the years ended December 31, 2001 and 2000, respectively.

RECLASSIFICATION - Certain prior year numbers have been reclassified to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect this new standard will have on our consolidated financial position or results of operations.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are not currently affected by this Statement's requirements.

In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. We will adopt SFAS 142 on January 1, 2002. Going forward, we will test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicate potential impairment.

[3]  COMMITMENTS  AND  RELATED  PARTY  TRANSACTIONS

We have assumed the rights and obligations under the terms of existing franchise licenses relating to the hotels upon acquisition of the hotels by the Partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. During the years ended December 31, 2001, 2000 and 1999 franchise fees totaling $1,454, $1,612 and $1,182 were charged  to  general  and  administrative  expenses,  respectively.

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

Minimum future lease payments due during the non-cancellable portion of the leases as of December 31, 2001 are as follows:

            2002                    $ 6,820
            2003                      5,601
            2004                      2,497
            2005                      1,166
            2006                        716
            Thereafter                    0

            TOTAL                   $16,800

For the years ended December 31, 2001, 2000 and 1999 we incurred initial fixed rents of $4,403, $6,045 and $4,152 and percentage rents of $6,698, $4,878 and $3,112, respectively.

As of December 31, 2001 and 2000, the amount due to the Partnership for lease payments was $2,376 and $2,644, respectively.

During the years ended December 31, 2001, 2000 and 1999, we provided for and were reimbursed for capital improvements totaling $1,476, $1,076 and $794 to the hotels that are the responsibility of HHLP. As of December 31, 2001 and 2000, $24 and $42, respectively, remains receivable and is recorded as Due from HHLP.

We have entered into an Administrative Services Agreement with HHLP for us to provide accounting and securities reporting services to them. The terms of the agreement provide for a fixed annual fee of $55,000 with an additional fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to our portfolio. Based upon a revision in pricing methodology, the administrative services agreement was reduced by $75,000 per year as of January 1, 2001. For the years ended December 31, 2001, 2000 and 1999, we have earned $134, $243 and $155, respectively for the services provided in accordance with the Agreement. These fees are included in Other Revenues. At December 31, 2001 and 2000, $39 and $133, respectively, remains receivable and is recorded as Due from HHLP.

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

For the years ended December 31, 2001, 2000 and 1999, we paid to Hersha Construction Company $0, $186 and $1,101, respectively, for construction work related to the renovation of hotel properties.

For the years ended December 31, 2001, 2000 and 1999, we paid to Hersha Hotel Supply $957, $976 and $761, respectively, for hotel supplies of which $0 and $60 was in accounts payable at December 31, 2001 and 2000, respectively. These expenses are included in Hotel Operating Expenses and Restaurant Operating Expenses.

We provide office space to various related entities. The total rent collected for the years ended December 31, 2001, 2000 and 1999 was $66, $99 and $0, respectively.

During the years ended December 31, 2001, 2000 and 1999, we had advances to related parties of $66, $950 and $1,196, respectively. These advances were inclusive of repayments from related parties of $685, $473 and $400, respectively. Interest income of $90, $45 and $102, respectively, was recorded on these loans.

[4]  PROPERTY  AND  EQUIPMENT

Property  and  equipment consist of the following at December 31, 2001 and 2000:

                                    2001    2000
                                   ------  ------
Buildings and Improvements         $  693  $  682
Furniture, Fixtures and Equipment     752     650
Automobiles                           118     118
                                   ------  ------
Subtotal                            1,563   1,450
Less Accumulated Depreciation         484     275
                                   ------  ------
                                    1,079   1,175
Construction in Progress                8       -
                                   ------  ------
Total Property and Equipment       $1,087  $1,175
                                   ======  ======

Depreciation expense was $202, $168 and $74 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

The administrator of the plan, Hersha Hospitality Management, Co. [HHMCO], selects the individuals who participate in the Option Plan. The maximum aggregate number of Class B Common Shares with respect to which SARs may be granted under this Plan is 300,000. Hersha Hospitality Trust has issued 300,000 restricted share options for the express purpose of exercising SARs on their respective exercise dates. As of December 31, 2001 and 2000, we have issued 0 and 273,850 SARs to our employees, respectively.

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

[7]  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

At December 31, 2001, financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and loans to related parties. The fair values of these instruments approximate carrying value because of their short-term nature.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM  10.  TRUSTEES  AND  EXECUTIVE  OFFICERS  OF  OUR  COMPANY

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on May 15, 2002.

ITEM  11.  EXECUTIVE  COMPENSATION

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statement are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002, which are incorporated by reference in Part III hereof.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statement are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002, which are incorporated by reference in Part III hereof.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Documents Incorporated By Reference: Portions of the Hersha Hospitality Trust Proxy Statement are to be filed approximately 120 days following the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002, which are incorporated by reference in Part III hereof.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements

     INDEX TO FINANCIAL STATEMENTS

      HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
      Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  36
      Consolidated Balance Sheets as of December 31, 2001 and 2000 . . . . .  37
      Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .  38
      Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .  39
      Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999 . . . . . . . . . . . . . . . . . . .  40
      Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  44
      Schedule III - Real Estate and Accumulated Depreciation for the
      year ended December 31, 2001 . . . . . . . . . . . . . . . . . . . . .  63

      HERSHA HOSPITALITY MANAGEMENT, L.P.
      Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  65
      Balance Sheets as of December 31, 2001 and 2000. . . . . . . . . . . .  66
      Statement of Operations for the years ended December 31, 2001,2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67
      Statements of Partners' Capital for the years ended December 31, 2001,
      2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  68
      Statements of Cash Flows for the years ended December 31, 2001,
      2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69
      Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .  71


(b)  Reports on Form 8-K
     A Current Report on Form 8-K was filed by us on July 31, 2001 reporting the acquisition of two hotel properties, on December 7, 2001 disclosing various material risk factors that may affect our business, financial condition and operations, and on December 10, 2001 reporting the acquisition of a hotel property and the disposition of four hotel properties.

(c)  Exhibits

     Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.


Exhibit   Document
-------   --------

3.1       Amended and Restated Declaration of Trust of the Registrant.

3.2       Bylaws of the Registrant.

4.1       Form of Common Share Certificate.

10.1 Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership

10.2 Option Agreement dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H, Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, and the Partnership

10.3      Amendment to Option Agreement dated December 4, 1998

10.4 Contribution Agreement, dated as of June 3, 1998, between Hasu P. Shah and Bharat C. Mehta, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.5 Contribution Agreement, dated as of June 3, 1998, between Shree Associates, JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Devi Associates, Neil H. Shah, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.6 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Devi Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.7 Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.8 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Neil H. Shah, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.9 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Neil H. Shah, Madhusudan I. Patni and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.10 Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.11 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.12 Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.13 Contribution Agreement, dated as of June 3, 1998, between 144 Associates, 344 Associates, 544 Associates and 644 Associates, Joint Tenants Doing Business as 2544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.14 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.15 Contribution Agreement, dated June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.16 Contribution Agreement, dated June 3, 1998, between 144 Associates, 344 Associates, 544 Associates and 644 Associates, Joint Tenants Doing Business as 2544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.17 Contribution Agreement, dated June 3, 1998, between Shree Associates, Devi Associates, Shreeji Associates, Madhusudan I. Patni and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.18 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.19 Contribution Agreement, dated August 11, 1999, between Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Neil H. Shah, David L. Desfor, Manish M. Patni and Shreenathji Enterprises, Ltd., collectively as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 1999)

Exhibit   Document
-------   --------

10.20 Contribution Agreement, dated September 1, 1999, between 2844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 26, 1999)

10.21 Purchase Agreement, dated September 1, 1999, between 2544 Associates, as Seller, and 3544 Associates, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 1999)

10.22 Contribution Agreement, dated January 1, 2000, between 1544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 23, 2000)

10.23 Contribution Agreement, dated January 1, 2000, between 1844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 23, 2000)

10.24 Contribution Agreement, dated January 1, 2000, between 3144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2000)

10.25 Contribution Agreement, dated October 1, 2000, between 1944 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 9, 2000)

10.26 Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2000)

10.27     Form of Ground Lease

10.28     Form of Percentage Lease

10.29 Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.

10.30 Warrant Agreement, dated January 26, 1999, between Anderson & Strudwick, Inc. and Hersha Hospitality Trust

10.31 Warrant Agreement, dated June 3, 1999, between 2744 Associates, L.P. and Hersha Hospitality Limited Partnership

10.32     Hersha Hospitality Trust Option Plan

10.33     Hersha Hospitality Trust Non-Employee Trustees' Option Plan

10.34 Loan and Security Agreement between 1444 Associates and MEPS Associates and Sovereign Bank (incorporated by reference to Exhibit
          10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.35 Note executed by 1444 Associates and MEPS Associates in connection with the Loan and Security Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.36 Purchase Agreement, dated December 4, 2001, between Metro Two Hotel, LLC, as Seller, and HHLP Hunters Point, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2001)

10.37     Purchase Agreement, dated December 4, 2001, between Hersha
          Hospitality Limited Partnership, as Seller, and Riverfront Hotel Associates, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 7, 2001)

Exhibit   Document
-------   --------

10.38 Contribution Agreement, dated December 4, 2001, between Hersha Hospitality Limited Partnership and Hersha Hospitality, LLC, as Contributors, and Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Acquirors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 7, 2001)

10.39 Contribution Agreement, dated December 4, 2001, between Hersha Hospitality Limited Partnership and Hersha Hospitality, LLC, as Contributors, and Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Acquirors (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 7, 2001)

21.1*     Subsidiaries of the Registrant

23.1*     Consent of Moore Stephens, P.C.


----------------
     * Filed herewith
(d)  Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001 included in Item 8 on page 63 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HERSHA HOSPITALITY TRUST

March 29, 2002                            /s/ Hasu P. Shah
                               -------------------------------------------------
                               Hasu P. Shah
                               Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                        DATE
--------------------------  ---------------------------------------  --------------

/s/ Hasu P. Shah            Chairman of the Board and Chief          March 29, 2002
--------------------------  Executive Officer (Principal Executive
Hasu P. Shah                Officer)

/s/ Thomas S. Capello       Trustee                                  March 29, 2002
--------------------------
Thomas S. Capello

/s/ L. McCarthy Downs, III  Trustee                                  March 29, 2002
--------------------------
L. McCarthy Downs, III

/s/ Donald J. Landry        Trustee                                  March 29, 2002
--------------------------
Donald J. Landry

/s/ William Lehr, Jr.       Trustee                                  March 29, 2002
--------------------------
William Lehr, Jr.

/s/ Michael A. Leven        Trustee                                  March 29, 2002
--------------------------
Michael A. Leven

/s/ K. D. Patel             Trustee                                  March 29, 2002
--------------------------
K. D. Patel

/s/ Ashish R. Parikh        Chief Financial Officer (Principal       March 29, 2002
--------------------------  Financial Officer)
Ashish R. Parikh

/s/ David Desfor            Controller (Principal Accounting         March 29, 2002
--------------------------  Officer)
David Desfor

List of Exhibits

     Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.


Exhibit   Document
-------   --------

3.1       Amended and Restated Declaration of Trust of the Registrant.

3.2       Bylaws of the Registrant.

4.1       Form of Common Share Certificate.

10.1 Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership

10.2 Option Agreement dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H, Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, and the Partnership

10.3      Amendment to Option Agreement dated December 4, 1998

10.4 Contribution Agreement, dated as of June 3, 1998, between Hasu P. Shah and Bharat C. Mehta, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.5 Contribution Agreement, dated as of June 3, 1998, between Shree Associates, JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Devi Associates, Neil H. Shah, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.6 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Devi Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.7 Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.8 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Neil H. Shah, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.9 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Neil H. Shah, Madhusudan I. Patni and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.10 Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.11 Contribution Agreement, dated as of June 3, 1998, between JSK Associates, Shanti Associates, Shreeji Associates, Kunj Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.12 Contribution Agreement, dated as of June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.13 Contribution Agreement, dated as of June 3, 1998, between 144 Associates, 344 Associates, 544 Associates and 644 Associates, Joint Tenants Doing Business as 2544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.14 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.15 Contribution Agreement, dated June 3, 1998, between 2144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

Exhibit   Document
-------   --------

10.16 Contribution Agreement, dated June 3, 1998, between 144 Associates, 344 Associates, 544 Associates and 644 Associates, Joint Tenants Doing Business as 2544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.17 Contribution Agreement, dated June 3, 1998, between Shree Associates, Devi Associates, Shreeji Associates, Madhusudan I. Patni and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.18 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror

10.19 Contribution Agreement, dated August 11, 1999, between Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Neil H. Shah, David L. Desfor, Manish M. Patni and Shreenathji Enterprises, Ltd., collectively as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 26, 1999)

10.20 Contribution Agreement, dated September 1, 1999, between 2844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 26, 1999)

10.21 Purchase Agreement, dated September 1, 1999, between 2544 Associates, as Seller, and 3544 Associates, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 1999)

10.22 Contribution Agreement, dated January 1, 2000, between 1544 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 23, 2000)

10.23 Contribution Agreement, dated January 1, 2000, between 1844 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 23, 2000)

10.24 Contribution Agreement, dated January 1, 2000, between 3144 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2000)

10.25 Contribution Agreement, dated October 1, 2000, between 1944 Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 9, 2000)

10.26 Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2000)

10.27     Form of Ground Lease

10.28     Form of Percentage Lease

10.29 Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.

10.30 Warrant Agreement, dated January 26, 1999, between Anderson & Strudwick, Inc. and Hersha Hospitality Trust

10.31 Warrant Agreement, dated June 3, 1999, between 2744 Associates, L.P. and Hersha Hospitality Limited Partnership

10.32     Hersha Hospitality Trust Option Plan

10.33     Hersha Hospitality Trust Non-Employee Trustees' Option Plan

10.34 Loan and Security Agreement between 1444 Associates and MEPS Associates and Sovereign Bank (incorporated by reference to Exhibit
          10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

Exhibit   Document
-------   --------

10.35 Note executed by 1444 Associates and MEPS Associates in connection with the Loan and Security Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.36 Purchase Agreement, dated December 4, 2001, between Metro Two Hotel, LLC, as Seller, and HHLP Hunters Point, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2001)

10.37     Purchase Agreement, dated December 4, 2001, between Hersha
          Hospitality Limited Partnership, as Seller, and Riverfront Hotel Associates, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 7, 2001)

10.38 Contribution Agreement, dated December 4, 2001, between Hersha Hospitality Limited Partnership and Hersha Hospitality, LLC, as Contributors, and Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Acquirors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 7, 2001)

10.39 Contribution Agreement, dated December 4, 2001, between Hersha Hospitality Limited Partnership and Hersha Hospitality, LLC, as Contributors, and Shree Associates, JSK II Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H. Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Acquirors (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 7, 2001)

21.1*     Subsidiaries of the Registrant

23.1*     Consent of Moore Stephens, P.C.


----------------
* Filed herewith.