Form 10-Q
period 2002-03-31
HERSHA HOSPITALITY TRUST
filed 2002-05-15
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------


                                    FORM 10-Q


 (Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2002, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,575,000.

                                                                        FORM 10-Q
                                                                          REPORT
ITEM NO.                                                                   PAGE
--------                                                                ---------
PART I.   FINANCIAL INFORMATION

 Item 1.     Financial Statements
          HERSHA HOSPITALITY TRUST
          Report of Independent Accountant . . . . . . . . . . . . . . . . . .1
          Consolidated Balance Sheets as of March 31, 2002 [Unaudited]
          and December 31, 2001  . . . . . . . . . . . . . . . . . . . . . . .2
          Consolidated Statements of Operations for the three months ended
          March 31, 2002 and 2001 [Unaudited]  . . . . . . . . . . . . . . . .3
          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2002 and 2001 [Unaudited]  . . . . . . . . . . . . . . . .4
          Notes to Consolidated Financial Statements . . . . . . . . . . . . .7

          HERSHA HOSPITALITY MANAGEMENT, L.P.
          Report of Independent Accountant. . . . . . . . . . . . . . . . . .15
          Balance Sheets as of March 31, 2002 [Unaudited] and
          December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . .16
          Statements of Operations for the three months ended
          March 31, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . .17
          Statements of Cash Flows for the three months ended
          March 31, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . .18
          Notes to Financial Statements . . . . . . . . . . . . . . . . . . .19

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . .21
          Results of Operations, Three Months Ended March 31, 2002 and 2001  22
          Liquidity and Capital Resources . . . . . . . . . . . . . . . . . .23
          Inflation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
          Seasonality . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
          Subsequent Events . . . . . . . . . . . . . . . . . . . . . . . . .24

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . .24

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .24
 Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . .24
 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .24
 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .24
 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .25
 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .25
          (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .25
          (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .25

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
  New Cumberland, Pennsylvania

We  have  reviewed  the  accompanying  consolidated  balance  sheet  of  Hersha
Hospitality Trust and subsidiaries as of March 31, 2002, and the related consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended [not presented herein]; and in our report dated March 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       MOORE  STEPHENS,  P.C.
                                       Certified  Public  Accountants.


New  York,  New  York
May  2,  2002

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

==================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
==================================================================================================

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2002            2001
                                                                     [UNAUDITED]
ASSETS:                                                             -------------  --------------
  Cash and cash equivalents                                          $        168   $         167
  Investment in Hotel Properties, Net of Accumulated Depreciation          90,342          88,100
  Escrow and Lease Deposits                                                 1,725           1,647
  Lease Payments Receivable - Related Party                                 2,528           2,376
  Intangibles, Net of Accumulated Amortization                                843           1,515
  Due from Related Party                                                    3,196           1,884
  Other Assets                                                                593             328
                                                                     -------------  --------------
TOTAL ASSETS                                                         $     99,395   $      96,017
                                                                     =============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Lines of Credit                                                    $      9,639   $       7,058
  Deposits Payable                                                          1,000           1,000
  Mortgages Payable                                                        53,628          54,477
  Dividends Payable                                                         1,364           1,325
  Due to Related Party                                                      2,717           1,093
  Accounts Payable and Accrued Expenses                                       624             418
                                                                     -------------  --------------
TOTAL LIABILITIES                                                          68,972          65,371
                                                                     -------------  --------------

MINORITY INTEREST                                                          19,778          20,436
                                                                     -------------  --------------

Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None
  Issued and Outstanding                                                       --              --

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000
  Shares Authorized, 2,575,000 and 2,275,000 Shares Issued and
  Outstanding at March 31, 2002 and December 31, 2001,
  Respectively (Aggregate Liquidation Preference $15,450 and
  $13,650, respectively)                                                       26              23

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, -0- Shares Issued and Outstanding at March 31, 2002
  and December 31, 2001, Respectively                                          --              --

  Subscriptions Receivable                                                 (1,129)             --
  Additional Paid-in Capital                                               13,665          11,968
  Distributions in Excess of Net Earnings                                  (1,917)         (1,781)
                                                                     -------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                 10,645          10,210
                                                                     -------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     99,395   $      96,017
                                                                     =============  ==============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

=====================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
=====================================================================

                                           MARCH 31,       MARCH 31,
                                         ------------    ------------
                                             2002            2001
                                         ------------    ------------

REVENUE:
  Percentage Lease Revenues              $     2,919     $     2,964
  Other Revenue                                   52              38
                                         ------------    ------------
  TOTAL REVENUE                                2,971           3,002

EXPENSES:
  Interest expense                             1,240           1,376
  Land Lease - Related Party                       -               4
  Real Estate and Personal Property
  Taxes and Property Insurance                   244             234
  General and Administrative                     152             137
  Depreciation and Amortization                1,021           1,135
                                         ------------    ------------
  TOTAL EXPENSES                               2,657           2,886

  INCOME BEFORE MINORITY INTEREST                314             116

  INCOME ALLOCATED TO MINORITY INTEREST            4               -
                                         ------------    ------------

  NET INCOME                             $       310     $       116
                                         ============    ============

  BASIC EARNINGS PER COMMON SHARE        $      0.13     $      0.05
                                         ============    ============

  DILUTED EARNINGS PER COMMON SHARE      $      0.04     $      0.02
                                         ============    ============
WEIGHTED AVERAGE SHARES:
  Basic                                    2,347,722       2,275,000

  Diluted                                  7,447,444 (1)   7,247,555 (1)

(1)  Includes  5,099,722  and  4,972,555  units  at  March  31,  2002  and 2001, respectively, that are redeemable on a one-for- one basis for Class B common shares

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

==============================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
==============================================================================

                                                       MARCH 31,    MARCH 31,
                                                         2002         2001
                                                      -----------  -----------
OPERATING ACTIVITIES:
  Net Income                                          $      310   $      116
                                                      -----------  -----------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                          1,021        1,135
    Income Allocated to Minority Interest                      4            -
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                                (77)        (127)
    Lease Payments Receivable - Related Party               (152)       1,138
    Other Assets                                            (264)         (18)
    Due from Related Party                                (1,312)        (348)
  Increase (Decrease):
    Due to Related Parties                                 1,624         (164)
    Accounts Payable and Accrued Expenses                    204          (81)
                                                      -----------  -----------
  Total Adjustments                                        1,047        1,535
                                                      -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,357        1,651

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                       (1,859)        (103)
  Purchase of Intangible Assets                                -          (88)
                                                      -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                     (1,859)        (191)

FINANCING ACTIVITIES:
  Repayment of Borrowings Under Line of Credit            (2,686)         (80)
  Borrowings Under Line of Credit                          5,267            -
  Principal Repayment of Mortgages Payable                  (224)        (171)
  Cash received from Stock Sales                             600            -
  Subscriptions Receivable                                (1,129)           -
  Dividends Paid                                            (410)        (410)
  Limited Partnership Unit Distributions Paid               (915)        (799)
                                                      -----------  -----------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES         503       (1,460)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1            -
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              167          124
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $      168   $      124
                                                      ===========  ===========

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

                                                         MARCH  31,   MARCH  31,
                                                            2002         2001
                                                         ----------   ----------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  -------------------------------------------------
    CASH  PAID  DURING  THE  PERIOD:
    Interest                                             $   1,127    $   1,350

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

As of January 1, 2001, we issued an additional 531,559 units of limited partnership interest in connection with the repricing of the Holiday Inn Express, Hershey, Hampton Inn, Carlisle, Holiday Inn Express, New Columbia and the Comfort Inn, Harrisburg. The total number of units outstanding as of January 1, 2001 was 4,972,555.

On April 1, 2001, we sold the Best Western, Indiana for $2,200 to some of our executive officers, trustees and their affiliates. In conjunction with this transaction, we received cash proceeds of $400 and redeemed 76,252 limited partnership units valued at $457. The buyer also assumed the outstanding mortgage balance of $1,342.

On May 1, 2001, we sold the Comfort Inn, Denver for $2,100 to an unrelated third party. Net of settlement fees and other costs, we received $1,868. In conjunction with this transaction, we received cash proceeds of $460 and have paid down the outstanding mortgage balance of $1,408 to Shreenathji Enterprises, Ltd., a related party.

On June 1, 2001, we sold the Comfort Inn, JFK for $7,000 to an unrelated third party. Net of settlement fees and other costs, we received cash proceeds of $6,613. Based upon the initial repricing formula, we issued an additional 175,538 limited partnership units in conjunction with this transaction.

On June 1, 2001, we purchased the Mainstay Suites and Sleep Inn in King of Prussia from some of our executive officers, trustees and their affiliates. We purchased these assets for $9,445 plus settlement costs and leased them to Hersha Hospitality Management, LP ("HHMLP"). In conjunction with this transaction, we assumed the mortgage indebtedness of $6,738, assumed $1,000 of related party debt and funded the remainder of the proceeds of $1,768 from our available cash and outstanding line of credit.

On November 1, 2001, we purchased the Holiday Inn Express hotel located in Long Island City, New York. We purchased this asset for $8,500 plus settlement costs of approximately $100 and leased it to HHMLP. In conjunction with this transaction, we assumed the mortgage indebtedness of approximately $5,445, assumed $1,000 of related party debt, issued additional units for $459 and paid cash of approximately $1,600.

On November 1, 2001, we sold the Comfort Inn, McHenry, MD to some of our executive officers, trustees and their affiliates for approximately $1,800, including the assumption of approximately $1,180 in indebtedness, redemption of 55,175 limited partnership units valued at approximately $331 and cash proceeds of approximately $300.

On November 1, 2001, we sold the Comfort Inn, Riverfront, Harrisburg, PA to some of our executive officers, trustees and their affiliates for $3,400 net of selling costs, including the assumption of approximately $2,500 in indebtedness and approximately $900 in cash.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

On November 1, 2001, we sold the Holiday Inn, Milesburg, PA to a third party owner operator for approximately $4,700 less broker fees and transfer costs that are estimated at $600. The sale included the payoff of $3,362 in mortgage indebtedness, a related party loan receivable of $157 and approximately $600 in cash.

As of January 1, 2002, we issued an aggregate of 333,541 additional operating partnership units in connection with the re-pricing of the Holiday Inn Express & Suites, Harrisburg, the Hampton Inn, Danville and the Hampton Inn & Suites, Hershey, Pennsylvania. The total number of units outstanding as of January 1, 2002 was 5,099,722.

The Board of Trustees approved the purchase of the Mainstay Suites, Frederick, Maryland, on February 27, 2002 to be effective January 1, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3,100, assumed $800 of related party debt, and paid cash of approximately $1,600. The financial position and results of operations related to the Mainstay Suites, Frederick, Maryland are included in the accompanying financial statements as of and for the three months ended March 31, 2002.

Further, on February 27, 2002, the Board of Trustees also approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates to be effective as of January 1, 2002. We sold this asset for $5,500, including the assumption of approximately $3,500 in indebtedness and the redemption of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property from these executive officers, trustees and their affiliates as of October 1, 2000 for $5,500, including 327,038 limited partnership units. This transaction has been accounted for as of January 1, 2002.

During the quarter ended March 31, 2002, we issued an additional 300,000 Priority Class A Common Shares. We received gross proceeds of $1,800. We received net proceeds of $1,700 after selling and offering expenses. As of March 31, 2002, we have received $600 and have a Subscriptions Receivable balance of $1,129.

The quarterly dividend distribution pertaining to the Class A Priority Common Shares and limited partnership units for the first quarter of 2002 was paid on April 26, 2002, at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

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

[1]  ORGANIZATION  AND  BASIS  OF  FINANCIAL  PRESENTATION

Hersha Hospitality Trust was formed in May 1998 to acquire equity interests in ten existing hotel properties. We are a self-administered, Maryland real estate investment trust for federal income tax purposes. On January 26, 1999, we completed an initial public offering of 2,275,000 shares of $.01 par value Priority Class A Common Shares. The offering price per share was $6, resulting in gross proceeds of $13,650. Net of underwriters discount and offering expenses, we received proceeds of $11,991. During the quarter ended March 31, 2002, we issued 300,000 shares of $.01 par value Priority Class A Common Shares. The offering price per share was $6, resulting in gross proceeds of $1,800. Net of selling and offering expenses, we received proceeds of $1,700.

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership, which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Some of our executive officers, trustees and their affiliates received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC.

We lease 14 of our hotel facilities to HHMLP, a limited partnership owned by certain members of some of our executive officers, trustees and their affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ("Noble"), an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market.

Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We also issued an additional 1,275,662 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of March 31, 2002 and March 31, 2001, was 5,099,722 and 4,972,555,
respectively.

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE RECOGNITION - Percentage lease income is recognized when earned from the Lessees, under the agreements, from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the lessees are operating leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement requires long-lived assets be disposed of other than by sale be considered, held and used until they are, disposed. SFAS No. 144 requires long-lived Assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires such assets to be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill, is no longer required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect that this new standard will have on our consolidated financial position or results of operations.

On  August  15,  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are not currently affected by this Statement's requirements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". SFAS No. 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets; (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment); (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS No. 141 requires that the unamortized deferred credit, related to an excess over cost arising from an investment acquired prior to July 1, 2001, accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain. We adopted SFAS No. 142 on January 1, 2002. Going forward, we will test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicate potential impairment.

[3]  COMMITMENTS  AND  CONTINGENCIES  AND  RELATED  PARTY  TRANSACTIONS

The Priority Class A Common Shares have priority as to the payment of dividends until dividends equal $0.72 per share on a cumulative basis, and share equally in additional dividends after the Class B Common Shares have received $0.72 per share in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and vote with the Class B Common Shares on a one vote per share basis. The Priority period of the Class A Shares will commence on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Partnership agreement, the limited partners have certain redemption rights that enable them to cause the Partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event that the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At March 31, 2002 and March 31, 2001, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,099,722 and 4,972,555, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

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

[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

In conjunction with the initial public offering, we acquired the Initial Hotels and entered into percentage lease agreements with HHMLP. We have acquired twelve properties from some of our executive officers, trustees and their affiliates that were subsequently leased to HHMLP and acquired four properties from Noble that were leased back to Noble, subsequent to our public offering. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

We have currently entered into percentage leases relating to 14 hotels with HHMLP. Each percentage lease has an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for these 14 hotels may be extended for an additional five-year term at HHMLP's option. At the end of the first extended term, HHMLP, at its option, may extend some or all of the percentage leases for these hotels for an additional five-year term. Pursuant to the terms of the percentage leases, HHMLP is required to pay either initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from HHMLP through November 2006. Minimum future rental income under these noncancellable operating leases at March 31, 2002, is as follows:

     December 31, 2002     $    5,065
     December 31, 2003          5,601
     December 31, 2004          2,497
     December 31, 2005          1,166
     December 31, 2006            716
     Thereafter                     0
                           ----------

     TOTAL                 $   15,045
                           ==========

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

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these noncancellable operating leases at March 31, 2002, is as follows:

     December 31, 2002     $     2,101
     December 31, 2003             946
                           -----------
     TOTAL                 $     3,047
                           ===========

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

[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

For the period January 1, 2002 through March 31, 2002, we earned initial fixed rents of $1,528 and earned percentage rents of $1,391. For the period January 1, 2001 through March 31, 2001, we earned initial fixed rents of $1,742 and earned percentage rents of $1,222.

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

We have acquired, and expect to acquire in the future, from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we have utilized, and expect to continue to utilize, a "re-pricing" methodology that, in effect, adjusts the initial purchase price for the hotel, one or two years after we initially purchase the hotel, based on the actual operating performance of the hotel during the previous twelve months. All purchase price adjustments are approved by a majority of our independent trustees.

The initial purchase price for each of these hotels was based upon management's projections of the hotel's performance for one or two years following our purchase. The leases for these hotels provide for fixed initial rent for the one- or two-year adjustment period that provides us with a 12% annual yield on the initial purchase price, net of certain expenses. At the end of the one or two-year period, we calculate a value for the hotel, based on the actual net income during the previous twelve months, net of certain expenses, such that it would have yielded a 12% return. We then apply the percentage rent formula to the hotel's historical revenues for the previous twelve months on a pro forma basis. If the pro forma percentage rent formula would not have yielded a pro forma annual return to us of 11.5% to 12.5% based on this calculated value, this value is adjusted either upward or downward to produce a pro forma return of either 11.5% or 12.5%, as applicable. If this final purchase price is higher than the initial purchase price, then the seller of the hotel will receive consideration in an amount equal to the increase in price. If the final purchase price is lower than the initial purchase price, then the sellers of the hotel will return to us consideration in an amount equal to the difference. Any purchase price adjustment will be made either in operating partnership units or cash as determined by our Board of Trustees, including the independent trustees. Any operating partnership units issued by us or returned to us as a result of the purchase price adjustment historically have been valued at $6.00 per unit. Any future adjustments will be based upon a value per unit approved by our Board of Trustees, including our independent trustees. The sellers are entitled to receive quarterly distributions on the operating partnership units prior to the units being returned to us in connection with a downward purchase price adjustment.

Before we implemented the current pricing methodology in December 2000, our pricing methodology provided for re-pricing of a hotel if there was any variance from our initial forecasted 12% return. We repriced three hotels under this previous pricing methodology. As of January 1, 2000, the purchase prices for the Holiday Inn, Milesburg, Comfort Inn, Denver and the Holiday Inn Express, Riverfront were adjusted based upon the financial results of the hotels for the twelve months ended December 31, 1999. Based upon the financial results of these hotels and their respective cash flows, the properties were repriced at higher aggregate values of $588, $471 and $351, respectively. Based upon the $6.00 offering price, some of our executive officers, trustees and their affiliates received an additional 98,050, 78,427 and 58,549 units of limited partnership interest for the three hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $485, $388 and $290, respectively.

Some of our executive officers, trustees and their affiliates and the independent trustees have revised the return criteria upon which the repricings are to occur going forward. The revised pricing methodology has been established in order to ensure that we receive a minimum return of 11.5% and a maximum return of 12.5% based upon audited results for the property and the pre-established percentage lease formulas.

We have acquired four hotels, since the commencement of operations, for prices that will be adjusted on either December 31, 2002 or 2003.

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

[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

Based upon this revised repricing formula, the purchase prices for the Hampton Inn, Carlisle, Comfort Inn, West Hanover, Holiday Inn Express, New Columbia, and Holiday Inn Express, Hershey were adjusted based upon the financial results of the hotels for the twelve months ended December 31, 2000. Based upon the financial results of these hotels and their respective cash flows, the properties were repriced at higher aggregate values of $1,083, $694, $200 and $1,212, respectively. Based upon the $6.00 offering price, some of our executive officers, trustees and their affiliates received an additional 180,566, 115,657, 33,370 and 201,966 units of limited partnership interest for the three hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $1,017, $651, $188 and $1,137, respectively. We also issued 175,538 operating partnership units at a value equal to approximately $1,000 in connection with the repricing of the Comfort Inn, Jamaica, New York located at John F. Kennedy International Airport prior to its sale in June 2001.

The purchase prices for the Holiday Inn Express and Suites, Harrisburg, Hampton Inn, Danville, and Hampton Inn and Suites, Hershey were adjusted based upon the financial results of the hotels for the twelve months ended December 31, 2001. Based upon the financial results of these hotels and their respective cash flows, the properties were repriced at higher aggregate values of $880, $1,086 and $35, respectively. Based upon the $6.00 offering price, some of our executive officers, trustees and their affiliates received an additional 146,649, 181,049 and 5,843 units of limited partnership interest for the three hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $808, $997 and $32, respectively.

On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3,100, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

On February 27, 2002, the Board of Trustees approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates for $5,500, including the assumption of approximately $3,500 in indebtedness and the cancellation of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property from these executive officers, trustees and their affiliates as of October 1, 2000 for $5,500 including 327,038 limited partnership units. The sale of the Sleep Inn, Corapolis, Pennsylvania was approved effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. HHMLP has reduced the administrative services fee by $75 pursuant to the revised repricing methodology discussed above. As of March 31, 2002 and 2001, $44 and $48 has been charged to operations, respectively.

We have approved the lending of up to $3,000 to some of our executive officers, trustees and their affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of March 31, 2002 and 2001, some of our executive officers, trustees and their affiliates owed us $2,000 and $800, respectively. Interest income from these advances was $25 and $0 for the three months ended March 31, 2001 and 2000, respectively.

We have borrowed additional funds from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, during the three months ended March 31, 2002 and 2001 of $1,600 and 0, respectively. Our total borrowings outstanding from SEL at March 31, 2002 and 2001 were $2,600 and $1,407. We incurred interest expense of approximately $31 related to these borrowings from SEL. We borrow from SEL at a fixed rate of 9% per annum.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[4]  DEBT

Debt  is  comprised  of  the  following at March 31, 2002 and December 31, 2001:

                                            MARCH  31      DECEMBER  31,
                                              2002             2001
                                             -------          -------
Mortgages  Payable                           $53,628          $54,477
Revolving  Credit  Facility                    9,639            7,058
                                             -------          -------
Total  Long  Term  Debt                      $63,267          $61,450

Substantially all of our long term debt is collateralized by property and equipment and in certain situations is personally guaranteed by some of our executive officers, trustees and their affiliates. During March 2000, we completed a portfolio refinancing of $22,050 with Lehman Brothers Bank. We have repaid $15,450 of mortgages payable and $2,000 of related party debt with proceeds from the refinancing. The remainder of the funds was utilized for acquisition of hotel properties and general corporate purposes. These funds are collateralized by seven of our hotel properties. Outstanding borrowings under the refinancing bear interest at a annual interest rate of 8.94% and have a total loan amortization period of 23.5 years. The first eighteen months of the loan period is structured to be interest only financing with no principal payoff during the period. We have incurred one-time early prepayment penalties of $107 in connection with the portfolio refinancing.

[5]  EARNINGS  PER  SHARE

                                                          THREE MONTHS ENDED
                                                        -----------------------
                                                         MARCH 31,   MARCH 31,
                                                        ----------  ----------
                                                           2002        2001
Net Income for Basic Earnings Per Share                 $      310  $      116
                                                        ----------  ----------

Add:  Income Attributable to Minority Interest                   4          --
                                                        ----------  ----------
NET INCOME FOR DILUTED EARNINGS PER SHARE               $      314  $      116
-----------------------------------------               ==========  ==========

Weighted Average Shares for Basic Earnings
 Per Share                                               2,347,722   2,275,000

Dilutive Effect of Limited Partnership Units             5,099,722   4,972,555

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   7,447,444   7,247,555
------------------------------------------------------

Options to purchase 534,000 shares of Class B common shares for the three months ended March 31, 2002 and March 31, 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

[6]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and as such do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2002, and the results of our operations for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

[7]  SUBSEQUENT  EVENTS

The quarterly dividend pertaining to the Class A Priority Common Shares for the first quarter of 2002 was paid on April 26, 2002 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.


                                . . . . . . . .

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Partners of
     Hersha  Hospitality Management L.P.
     New Cumberland, Pennsylvania

We have reviewed the accompanying balance sheet of Hersha Hospitality Management L.P. as of March 31, 2002, and the related statements of operations and statements of cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, partners' capital, and cash flows for the year then ended [not presented herein]; and in our report dated March 8, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                     MOORE  STEPHENS,  P.C.
                                     Certified  Public  Accountants.


New  York,  New  York
May 2, 2002

======================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
BALANCE SHEETS
[IN  THOUSANDS]
======================================================================================

                                                           MARCH 31,     DECEMBER 31,
                                                         -------------  --------------
                                                             2002            2001
                                                         -------------  --------------
CURRENT ASSETS:                                           [UNAUDITED]
  Cash and Cash Equivalents                              $        262   $         222
  Accounts Receivable, less allowance for doubtful
  accounts of $230 and $230 at March 31, 2002 and
  December 31, 2001, respectively                                 625             698
  Prepaid Expenses                                                 11              34
  Due from Related Party - HHLP                                    83              63
  Due from Related Parties                                      1,167           1,097
  Other Assets                                                    173             252
                                                         -------------  --------------
  TOTAL CURRENT ASSETS                                          2,322           2,366

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
145 AND $145 AT MARCH 31, 2002 AND DECEMBER 31,
2001, RESPECTIVELY]                                               284             293
PROPERTY AND EQUIPMENT                                          1,033           1,079
CONSTRUCTION IN PROGRESS                                            8               8
                                                         -------------  --------------

TOTAL ASSETS                                             $      3,647   $       3,746
                                                         =============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                       $        910   $       1,278
  Accrued Expenses                                                523             268
  Other Liabilities                                               229               -
  Advance FF&E from HHLP                                          317               -
  Due to Related Party - HHLP                                     929             310
  Lease Payments Payable - Related Party - HHLP                 2,294           2,376
                                                         -------------  --------------
  TOTAL CURRENT LIABILITIES                                     5,202           4,232

COMMITMENTS                                                         -               -

ACCRUED CONTINGENT LEASE                                          726               -

PARTNERS' CAPITAL                                              (2,280)           (486)
                                                         -------------  --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $      3,647   $       3,746
                                                         =============  ==============

The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH  31,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS]
================================================================================

                                         MARCH 31,    MARCH 31,
                                           2002         2001
                                        -----------  -----------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                          $    4,732   $    5,430
  Restaurant Revenue                           596          440
  Other Revenue                                284          421
                                        -----------  -----------
TOTAL REVENUES FROM HOTEL OPERATIONS    $    5,612   $    6,291
EXPENSES:
  Hotel Operating Expenses                   2,351        2,906
  Restaurant Operating Expenses                472          351
  Advertising and Marketing                    519          453
  Bad Debts                                      4            -
  Depreciation and Amortization                 65           59
  General and Administrative                 1,053          868
  General and Admin. - Related Parties           -          425
  Lease Expense - HHLP                       2,943        3,009
                                        -----------  -----------
TOTAL EXPENSES                          $    7,407   $    8,071
                                        -----------  -----------
NET LOSS                                $   (1,795)  $   (1,780)
                                        ===========  ===========

The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH  31,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS]
================================================================================


                                                          MARCH 31,    MARCH 31,
                                                            2002         2001
                                                         -----------  -----------
OPERATING ACTIVITIES:
  Net (Loss)                                             $   (1,795)  $   (1,780)
                                                         -----------  -----------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                                64           59
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                          73         (195)
    Prepaid Expenses                                             23         (102)
    Other Assets                                                 79           (2)
    Due from Related Parties                                    (90)       1,201
  Increase (Decrease):
    Accounts Payable                                           (368)        (689)
    Accounts Payable - Related Party                              -          (60)
    Accrued Contingent Lease                                    726
    Lease Payments Payable - HHLP                               (82)         166
    Advance FF&E Related Party - HHLP                           317          348
    Due to Related Parties                                      619          362
    Accrued Expenses                                            255          456
    Other Liabilities                                           229           (2)
                                                         -----------  -----------
  Total Adjustments                                           1,845        1,542
                                                         -----------  -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              50         (238)

INVESTING ACTIVITIES
  Property and Equipment                                        (10)        (125)
  Franchise Licenses                                              -            -
                                                         -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                           (10)        (125)

NET DECREASE IN CASH AND CASH EQUIVALENTS                        40         (363)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 222          623
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $      262   $      260
                                                         ===========  ===========

The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
================================================================================

[1]  ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by some of our executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of our executive officers, trustees and their affiliates that are not owned by the Partnership. HHMLP commenced operations on January 1, 1999 and as of March 31, 2002 leased 14 hotel properties from the Partnership.

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

We have entered into percentage lease agreements ["Percentage Leases"] with HHLP. Each Percentage Lease has an initial non-cancelable term of five years and may be extended for an additional five-year term at our option. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent,
(ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent,
(iii) a percentage for room revenues in excess of the incentive threshold amount, and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

Minimum future lease payments due during the noncancellable portion of the leases as of March 31, 2002 are as follows:

          December 31, 2002    $      5,065
          December 31, 2003           5,601
          December 31, 2004           2,497
          December 31, 2005           1,166
          December 31, 2006             716
          Thereafter                      0
                               ------------
          Total                $     15,045
                               ============

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the Company's portfolio. We have reduced the administrative services fee by $75 pursuant to a revised repricing methodology between some of our executive officers, trustees and their affiliates and the Partnership. As of March 31, 2002 and 2001, $44 and $48 have been earned from operations, respectively.

For the three months ended March 31, 2002 and 2001, we incurred lease expense of $2,943 and $3,009, respectively. As of March 31, 2002 and 2001 the amount due to the Partnership for lease payments was $2,294 and $2,810, respectively.

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
================================================================================

[4]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2002 and the results of our operations for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 2002 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipates", "intends", "plans" and
"estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087). Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

Hersha Hospitality Trust was formed in May 1998 to own initially ten hotels in Pennsylvania and to continue the hotel acquisition and development strategies of Hasu P. Shah, Chairman of the board of trustees and Chief Executive Officer of our Company. We are a self-advised Maryland real estate investment trust for federal income tax purposes.

We completed an initial public offering of two million of our Class A Priority Common Shares at $6.00 per share and commenced operations on January 26, 1999. On February 5, 1999, we sold an additional 275,000 Class A Priority Common Shares pursuant to an over allotment option granted to the underwriter in our initial public offering. During the quarter ended March 31, 2002, we sold an additional 300,000 Class A Priority Common Shares. Our Priority Class A Common Shares are traded on the American Stock Exchange under the symbol "HT."

We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 31.6% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for
(i) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels.

Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,662 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of March 31, 2002 and 2001 was 5,099,722 and 4,972,555, respectively.

We have acquired four hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 2002 or 2003.

The initial purchase price for each of these hotels was based upon management's projections of the hotel's performance for one or two years following our purchase. The leases for these hotels provide for fixed initial rent for the one or two-year adjustment period that provides us with a 12% annual yield on the initial purchase price, net of certain expenses. At the end of the one or two-year period, we calculate a value for the hotel, based on the actual net income during the previous twelve months, net of certain expenses, such that it would have yielded a 12% return. We then apply the percentage rent formula to the hotel's historical revenues for the previous twelve months on a pro forma basis. If the pro forma percentage rent formula would not have yielded a pro forma annual return to us of 11.5% to 12.5% based on this calculated value, this value is adjusted either upward or downward to produce a pro forma return of either 11.5% or 12.5%, as applicable. If this final purchase price is higher than the initial purchase price, then the seller of the hotel will receive consideration in an amount equal to the increase in price. If the final purchase price is lower than the initial purchase price, then the sellers of the hotel will return to us consideration in an amount equal to the difference. Any purchase price adjustment will be made either in operating partnership units or cash as determined by our Board of Trustees, including the independent trustees. Any operating partnership units issued by us or returned to us as a result of the purchase price adjustment historically have been valued at $6.00 per unit. Any future adjustments will be based upon a value per unit approved by our Board of Trustees, including our independent trustees. The sellers are entitled to receive quarterly distributions on the operating partnership units prior to the units being returned to us in connection with a downward purchase price adjustment.

On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3,100, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

On February 27, 2002, the Board of Trustees approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates for $5,500, including the assumption of approximately $3,500 in indebtedness and the cancellation of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property from these executive officers, trustees and their affiliates as of October 1, 2000 for $5,500 including 327,038 limited partnership units. The sale of the Sleep Inn, Corapolis, Pennsylvania was approved effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

As of May 1, 2002, we owned five Hampton Inn(R) hotels, one Hampton Inn & Suites(R) hotel, one Holiday Inn(R) hotel, one Holiday Inn Express and Suites(R) hotel, four Holiday Inn Express(R) hotels, one Comfort Inn(R) hotel, one Comfort Suites(R) hotel, two Mainstay Suites(R) hotels, one Sleep Inn(R) hotel and one Clarion Suites(R) hotel, which contain an aggregate of 1,580 rooms.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001
($'s  in  thousands)

Our revenues for the three months that ended March 31, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period that ended March 31, 2002 were $2,919, a decrease of $45, or 1.5%, as compared to percentage lease revenues of $2,964 for the same period during 2001. The decrease in lease revenues is primarily attributable to the decrease in the number of hotels owned from 21 properties to 18.

Lease revenues were lower for several properties due to the metholdogy change in percentage lease revenue recognition versus straight-line revenue recognition. The Holiday Inn Express and Suites, Harrisburg, Hampton Inn, Danville and
Hampton Inn & Suites, Hershey were repriced on January 1, 2002. These properties now receive percentage lease revenues based upon a percentage lease formula. During each quarter of the fiscal year that ended December 31, 2001, all of these properties received an equivalent amount of fixed lease revenues although the properties were seasonal in nature. Due to the seasonality of the hotels that were repriced, we will receive a higher portion of the total lease payments during the second and third quarters and lower lease revenues during the first and fourth quarters.

Net income increased by $194 for the three months that ended March 31, 2002, as compared to net income of $116 for the same period during 2001. The increase in net income is primarily attributable to a decrease in interest expense, depreciation and amortization expense during the quarter ended March 31, 2002.

HHMLP room revenues from the hotels decreased by $698, or 12.9%, to $4,732 for the three months that ended March 31, 2002, as compared to $5,430 for the same period in 2001. This decrease in revenues is primarily attributable to the decrease in the number of hotels from 21 properties to 16 properties. The decrease in room revenues was slightly offset by a higher occupancy percentage, average daily rate (ADR) and increases in the revenue per available room
(REVPAR). The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                       THREE MONTHS ENDED
                            MARCH 31,

                                    2002         2001
                                 -----------  -----------
          Occupancy rate               49.3%        47.9%
          ADR                        $70.04       $67.55
          REVPAR                     $34.54       $32.42
          Room revenue            4,731,735    5,430,187
          Room nights available     136,980      167,490
          Room nights occupied       67,561       80,392


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

We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $1,335 in the three months that ended March 31, 2002, which was an increase of $84, or 6.7% over FFO in the comparable period in 2001, which was $1,251. The increase in FFO can be attributed to decreases in interest expense.

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

SUBSEQUENT  EVENTS

The quarterly dividend pertaining to the Class A Priority Common Shares for the first quarter of 2002 was paid on April 26, 2002 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter that ended March 31, 2002, we have issued an additional 300,000 Priority Class A Common Shares. We received gross proceeds of $1,800 and received net proceeds of $1,700 after selling and offering expenses. As of March 31, 2002, we received $600 and have a Subscriptions Receivable balance of $1,129.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  EXHIBITS

               None.

          (b)  REPORTS  ON  FORM  8-K

               We did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HERSHA  HOSPITALITY  TRUST



May  13,  2002                           /s/  Ashish  R.  Parikh
                                         -----------------------
                                         Ashish  R.  Parikh
                                         Chief  Financial  Officer