Form 10-Q
period 2002-06-30
HERSHA HOSPITALITY TRUST
filed 2002-08-14
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q


    (Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2002, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,575,459.

                            HERSHA HOSPITALITY TRUST

                                      INDEX
                                                                               FORM 10-Q
                                                                                REPORT
ITEM NO.                                                                         PAGE
--------                                                                         ----
PART I.     FINANCIAL INFORMATION


   Item 1.  Financial Statements
            HERSHA HOSPITALITY TRUST
            Report of Independent Accountant . . . . . . . . . . . . . . . . . . . .   1
            Consolidated Balance Sheets as of June 30, 2002 [Unaudited]
            and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . .   2
            Consolidated Statements of Operations for the three and six months ended
            June 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . . . .   3
            Consolidated Statement of Cash Flows for the six months ended
            June 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . . . .   4
            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   7

            HERSHA HOSPITALITY MANAGEMENT, L.P.
            Report of Independent Accountant . . . . . . . . . . . . . . . . . . . .  15
            Balance Sheets as of June 30, 2002 [Unaudited] and
            December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
            Statements of Operations for the three and six months ended
            June 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . . . .  17
            Statement of Cash Flows for the six months ended
            June 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . . . .  18
            Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  19

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  21
            Results of Operations, Six Months Ended June 30, 2002 and 2001 . . . . .  22
            Results of Operations, Three Months Ended June 30, 2002 and 2001 . . . .  23
            Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . .  24
            Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
            Seasonality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
            Subsequent Events. . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . .  25

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
   Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . .  25
   Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .  26
   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .  26
   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  26
                (a)  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
                (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .  26

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
     New Cumberland, Pennsylvania

     We have reviewed the accompanying consolidated balance sheet of Hersha Hospitality Trust and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations and consolidated statements of cash flows for the three and six month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended [not presented herein]; and in our report dated March 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                   MOORE  STEPHENS,  P.C.
                                                   Certified Public Accountants.


New  York,  New  York
August  1,  2002

PART I.  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

---------------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
---------------------------------------------------------------------------------------------------

                                                                        JUNE 30,      DECEMBER 31,
                                                                      -------------  --------------
                                                                          2002            2001
                                                                      -------------  --------------
                                                                       [UNAUDITED]
ASSETS:                                                               -------------
   Cash and cash equivalents                                          $        173   $         167
   Investment in Hotel Properties, Net of Accumulated
   Depreciation                                                             89,587          88,100
   Escrow and Lease Deposits                                                 1,862           1,647
   Lease Payments Receivable - Related Party                                 3,275           2,376
   Intangibles, Net of Accumulated Amortization                                810           1,515
   Due from Related Party                                                    2,083           1,884
   Other Assets                                                                445             328
                                                                      -------------  --------------
TOTAL ASSETS                                                          $     98,235   $      96,017
                                                                      =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Lines of Credit                                                    $      9,124   $       7,058
   Deposits Payable                                                          1,000           1,000
   Mortgages Payable                                                        53,388          54,477
   Dividends Payable                                                         1,378           1,325
   Due to Related Party                                                      1,242           1,093
   Accounts Payable and Accrued Expenses                                       657             418
                                                                      -------------  --------------
TOTAL LIABILITIES                                                           66,789          65,371
                                                                      -------------  --------------

Minority Interest                                                           19,824          20,436
                                                                      -------------  --------------
Shareholders' Equity:
   Preferred Shares, $.01 par value, 10,000 Shares authorized, None
   Issued and Outstanding                                                       --              --

Common Shares - Priority Class A, $.01 Par Value, 50,000,000
   Shares Authorized, 2,575,459 and 2,275,000 Shares Issued and
   Outstanding at June 30, 2002 and December 31, 2001,
   Respectively (Aggregate Liquidation Preference $15,453 and
   $13,650, Respectively)                                                       26              23

   Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
   Authorized, -0- Shares Issued and Outstanding at June 30, 2002
   and December 31, 2001, Respectively                                          --              --

   Additional Paid-in Capital                                               13,669          11,968

   Distributions in Excess of Net Earnings                                  (2,073)         (1,781)
                                                                      -------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                  11,622          10,210
                                                                      -------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     98,235   $      96,017
                                                                      =============  ==============

The  Accompanying  Notes  Are  an  Integral  Part of This Consolidated Financial Statement.

--------------------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------------------------------


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                               2002            2001            2002            2001
                                           -------------  --------------  --------------  --------------
REVENUE:
  Percentage Lease Revenues                $      3,975   $       3,603   $       6,894   $       6,567
  Interest - Related Party                           63              26             113              51
  Other Revenue                                       1               5               4              18
                                           -------------  --------------  --------------  --------------
  TOTAL REVENUE                                   4,039           3,634           7,011           6,636

EXPENSES:
  Interest expense                                1,237           1,335           2,477           2,711
  Land Lease - Related Party                          -               4               -               8
  Real Estate and Personal Property
  Taxes and Property Insurance                      268             281             513             515
  General and Administrative                        207             149             359             286
  Loss on Disposition of Hotel Properties             -              12               -              12
  Depreciation and Amortization                   1,055           1,068           2,076           2,203
                                           -------------  --------------  --------------  --------------
  TOTAL EXPENSES                                  2,767           2,849           5,425           5,735

  INCOME BEFORE MINORITY INTEREST                 1,272             785           1,586             901

  INCOME ALLOCATED TO MINORITY INTEREST             964             540             968             540
                                           -------------  --------------  --------------  --------------

  NET INCOME                               $        308   $         245   $         618   $         361
                                           =============  ==============  ==============  ==============

  BASIC EARNINGS PER COMMON SHARE          $       0.12   $        0.11   $        0.25   $        0.16
                                           =============  ==============  ==============  ==============

  DILUTED EARNINGS PER COMMON SHARE        $       0.12   $        0.11   $        0.21   $        0.12
                                           =============  ==============  ==============  ==============

WEIGHTED AVERAGE SHARES:
  Basic                                       2,575,459       2,275,000       2,462,220       2,275,000

  Diluted                                   7,675,181(1)   7,229,172 (1)   7,561,942 (1)   7,238,313 (1)


(1)  Includes 5,099,722 and 5,071,840 units at June 30, 2002 and 2001, respectively, that are redeemable on a one-for-one basis for Class B common shares.

The  Accompanying  Notes  Are  an  Integral  Part  of  This  Consolidated  Financial  Statement.

------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND 2001[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
------------------------------------------------------------------------------

                                                   SIX MONTHS ENDED JUNE 30,
                                                      2002           2001
                                                  -------------  -------------
OPERATING ACTIVITIES:
  Net Income                                      $        618   $        361
                                                  -------------  -------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                        2,076          2,203
    Income Allocated to Minority Interest                  968            540
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                             (215)          (203)
    Lease Payments Receivable - Related Party             (899)          (365)
    Other Assets                                          (117)          (115)
    Due from Related Party                                (199)          (273)
  Increase (Decrease):
    Due to Related Parties                                 149           (345)
    Accounts Payable and Accrued Expenses                  239            170
                                                  -------------  -------------
  Total Adjustments                                      2,002          1,612
                                                  -------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                2,620          1,973

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                     (2,241)        (2,987)
  Sale of Hotel Property Assets                              -          8,826
  Purchase of Intangible Assets                              -            (35)
                                                  -------------  -------------
NET CASH (USED) IN INVESTING ACTIVITIES                 (2,241)         5,804

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit          7,053          2,577
  Repayment of Borrowings Under Line of Credit          (4,987)        (5,580)
  Cash Received from Stock Sales                         1,700              -
  Principal Repayment of Mortgages Payable                (451)          (325)
  Dividends Paid                                          (856)          (819)
  Limited Partnership Unit Distributions Paid           (1,833)        (1,694)
  Repayment of Related Party Loans                           -         (1,936)
  Loans to Related Party                                (1,000)             -
                                                  -------------  -------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES          (374)        (7,777)

NET INCREASE IN CASH AND CASH EQUIVALENTS                    5              -
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            168              -
                                                  -------------  -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $        173   $          -
                                                  =============  =============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------


                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                      2002         2001
                                                   -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  CASH PAID DURING THE PERIOD:
  Interest                                         $     2,496  $     2,690

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2001 AND 2000 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------


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

The Board of Trustees approved the purchase of the Mainstay Suites, Frederick, Maryland, on February 27, 2002 to be effective January 1, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3.1 million, assumed $800 of related party debt, and paid cash of approximately $1,600. The financial position and results of operations related to the Mainstay Suites, Frederick, Maryland are included as of January 1, 2002.

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

The quarterly dividend distribution pertaining to the Class A Priority Common Shares and limited partnership units for the second quarter ended June 30, 2002 was paid on July 26, 2002, at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24.2 million based on the initial public offering, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels. Some of our executive officers, trustees and their affiliates [the "Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC.

We instituted a dividend reinvestment plan ("DRIP") for our Priority Class A Common Shares on February 13, 2002. Our DRIP provides holders of our Priority Class A Common Shares with a convenient method of purchasing additional priority common shares without payment of any brokerage commission or service charges. Any holder of record of priority common shares is eligible to participate in the plan. Participants in the plan may have cash dividends on all or a portion of their priority common shares automatically reinvested.

The purchase price of the priority common shares purchased with reinvested cash dividends will be at a price equal to 95% of the "average market price," which means the average of the close prices of our priority common shares as reported by the American Stock Exchange for each of the five (5) trading days immediately preceding the investment date as of which such purchase is made. Shareholders who do not elect to participate in the plan will continue to receive cash dividends on shares registered in their names.

As of June 30, 2002 we had issued an additional 459 Priority Class A Common Shares pursuant to the DRIP. Of the total dividends payable of $464 at June 30, 2002, on July 26, 2002 we paid a cash dividend of $460 and issued an additional 642 shares.

We lease 14 of our hotel facilities to Hersha Hospitality Management, LP, ["HHMLP"], a limited partnership owned by certain members of the Hersha Affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ["Noble"], an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market.

Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We also issued an additional 1,275,662 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of June 30, 2002 and June 30, 2001, was 5,099,722 and 5,071,840,
respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS - On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of any income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded.

Statement 145 amended Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002 the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement requires long-lived assets be disposed of other than by sale be considered, held and used until they are, disposed. SFAS No. 144 requires long-lived Assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires such assets to be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


[2]  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

the carrying amount of a long-lived asset are under consideration, or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result, goodwill is no longer required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently in the process of evaluating the effect that this new standard will have on our consolidated financial position and results of operations.

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

Non-amortization of goodwill during the current three and six months ended June 30, 2002 had a non-material impact on our net income, basic earnings per share and diluted earnings per share.

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

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At June 30, 2002 and June 30, 2001, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,099,722 and 5,071,840, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

In conjunction with the initial public offering, we acquired the Initial Hotels and entered into percentage lease agreements with HHMLP. We have acquired twelve properties from the Hersha Affiliates that were subsequently leased to HHMLP and acquired four properties from Noble that were leased back to Noble, subsequent to our public offering. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

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

We have future lease commitments from HHMLP through June 2006. Minimum future rental income under these non-cancelable operating leases at June 30, 2002, is as follows:

      December 31, 2002  $      3,503
      December 31, 2003         5,601
      December 31, 2004         2,497
      December 31, 2005         2,011
      December 31, 2006         1,074
      Thereafter                    0
                         ------------
      TOTAL              $     14,686
                         ============
We have entered into percentage leases relating to four hotels with Noble. Each percentage lease has an initial non-cancelable term of three years. All, but not less than all, of the percentage leases for these four hotels may be extended for an additional three-year term at Noble's option. At the end of the first extended term, we or Noble may extend all, but not less than all, of the percentage leases for these hotels for an additional three-year term. Pursuant to the terms of the percentage leases, Noble is required to pay either initial fixed rent or percentage rent

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------

[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these non-cancelable operating leases at June 30, 2002, is as follows:

      December 31, 2002  $      1,400
      December 31, 2003           946
      Thereafer                     0
                         ------------
      TOTAL              $      2,346
                         ============

For the period January 1, 2002 through June 30, 2002, we earned initial fixed rents of $3,057 and earned percentage rents of $3,837. For the period January 1, 2001 through June 30, 2001, we earned initial fixed rents of $3,445 and earned percentage rents of $3,122.

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

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------

[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

Before we implemented the current pricing methodology in December 2000, our pricing methodology provided for repricing of a hotel if there was any variance from our initial forecasted 12% return. We repriced three hotels under this previous pricing methodology. As of January 1, 2000, the purchase prices for the Holiday Inn, Milesburg, Comfort Inn, Denver and the Holiday Inn Express, Riverfront were adjusted based upon the financial results of these hotels and their respective cash flows, the properties were repriced at higher aggregate values of $588, $471 and $351, respectively. Based upon the $6.00 offering price, some of our executive officers, trustees and their affiliates received an additional 98,050, 78,427 and 58,549 units of limited partnership interest for the three hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $485, $388 and $290, respectively.

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

Based upon this revised repricing formula, the purchase prices for the Hampton Inn, Carlisle, Comfort Inn, West Hanover, Holiday Inn Express, New Columbia, and Holiday Inn Express, Hershey were adjusted based upon the financial results of the hotels for the twelve months ended December 31, 2000. Based upon the financial results of these hotels and their respective cash flows, the properties were repriced at higher aggregate values of $1,083, $694, $200 and $1,212, respectively. Based upon the $6.00 offering price, some of our executive officers, trustees and their affiliates received an additional 180,566, 115,657, 33,370 and 201,966 units of limited partnership interest for the four hotels, respectively. These hotels gave rise to an additional investment in hotel properties of $1,017, $651, $188 and $1,137, respectively. We also issued 175,538 operating partnership units at a value equal to approximately $1,000 in connection with the repricing of the Comfort Inn, Jamaica, New York located at John F. Kennedy International Airport prior to its sale in June 2001.

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

On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3.1 million, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

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

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio

HHMLP has reduced the administrative services fee by $75 pursuant to the revised repricing methodology discussed above. As of June 30, 2002 and 2001, $88 and $91 has been charged to operations, respectively.

We have approved the lending of up to $3,000 to certain of our executive officers and trustees and their affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of June 30, 2002 and 2001, certain of our executive officers and trustees and their affiliates owed us $2,000 and $800, respectively. Interest income from these advances was $113 and $48 for the six months ended June 30, 2002 and 2001, respectively.

We borrowed certain funds from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, during the six months ended June 30, 2002 and 2001. Our total borrowings outstanding from SEL at June 30, 2002 and 2001 were $1,012 and $1,000. We borrow from SEL at a fixed rate of 9% per annum. We incurred related party interest expense of $30 and $40 for the six month period ending June 30, 2002 and 2001, respectively.

[4]  DEBT

Debt  is  comprised  of  the  following  at June 30, 2002 and December 31, 2001:

                                    6/30/02             12/31/01
                                    --------            --------
Mortgages Payable                   $ 53,388            $ 54,477
Revolving Credit Facility              9,124               7,058
                                    --------            --------
Total Long Term Debt                $ 62,512            $ 61,535
                                    ========            ========

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
--------------------------------------------------------------------------------


[5]  EARNINGS  PER  SHARE

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ----------------------  ----------------------
                                                         JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                           2002        2001        2002        2001
                                                        ----------  ----------  ----------  ----------
Net Income for Basic Earnings Per Share                 $      308  $      245  $      618  $      361

Add:  Income Attributable to Minority Interest                 964         540         968         540
                                                        ----------  ----------  ----------  ----------

NET INCOME FOR DILUTED EARNINGS PER SHARE               $    1,272  $      785  $    1,586  $      901
-----------------------------------------              ==========  ==========  ==========  ==========

Weighted Average Shares for Basic Earnings Per Share     2,575,459   2,275,000   2,462,220   2,275,000

Dilutive Effect of Limited Partnership Units             5,099,722   4,954,172   5,099,722   4,963,313
                                                        ----------  ----------  ----------  ----------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   7,675,181   7,229,172   7,561,942   7,238,313
------------------------------------------------------  ==========  ==========  ==========  ==========

Options to purchase 534,000 shares of Class B common shares for the six months ended June 30, 2002 and June 30, 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


[6]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 2002, and the results of our operations for the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2001.


[7]  SUBSEQUENT  EVENTS

The quarterly dividend pertaining to the second quarter of 2002 was paid on July 26, 2002 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Partners of
     Hersha Hospitality Management L.P.
     New Cumberland, Pennsylvania

     We have reviewed the accompanying balance sheet of Hersha Hospitality Management L.P. as of June 30, 2002, and the related statements of operations for the three and six months ended June 30, 2002 and 2001 and statements of cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Hersha Hospitality Management L.P., as of December 31, 2001, and the related statements of operations, partners' capital, and cash flows for the year then ended [not presented herein]; and in our report dated March 8, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                   MOORE  STEPHENS,  P.C.
                                                   Certified Public Accountants.

New  York,  New  York
August 1, 2002

--------------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN  THOUSANDS]
--------------------------------------------------------------------------------------

                                                           JUNE 30,      DECEMBER 31,
                                                         -------------  --------------
                                                             2002            2001
                                                         -------------  --------------
CURRENT ASSETS:                                           [UNAUDITED]
  Cash and Cash Equivalents                              $        334   $         222
  Accounts Receivable, less allowance for doubtful
  accounts of $144 and $230 at June 30, 2002 and
  December 31, 2001, respectively                               1,383             698
  Prepaid Expenses                                                  2              34
  Due from Related Party - HHLP                                   220              63
  Due from Related Parties                                        664           1,097
  Other Assets                                                    257             252
                                                         -------------  --------------
  TOTAL CURRENT ASSETS                                          2,860           2,366

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
$169 AND $149 AT JUNE 30, 2002 AND DECEMBER 31, 2001,
RESPECTIVELY]                                                     273             293
PROPERTY AND EQUIPMENT                                            978           1,079
CONSTRUCTION IN PROGRESS                                            -               8
                                                         -------------  --------------

TOTAL ASSETS                                             $      4,111   $       3,746
                                                         =============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                       $      1,364   $       1,278
  Accrued Expenses                                                407             268
  Other Liabilities                                               450               -
  Due to Related Party - HHLP                                      76             310
  Lease Payments Payable - Related Party - HHLP                 3,275           2,376
                                                         -------------  --------------
  TOTAL CURRENT LIABILITIES                                     5,572           4,232

COMMITMENTS                                                         -               -

ACCRUED CONTINGENT LEASE                                          459               -

PARTNERS' CAPITAL                                              (1,920)           (486)
                                                         -------------  --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $      4,111   $       3,746
                                                         =============  ==============

The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

----------------------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE  30,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS]
----------------------------------------------------------------------------------------------



                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                             2002         2001          2002          2001
                                         ------------  -----------  ------------  ------------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $     7,288   $     7,692  $    12,020   $    13,122
  Restaurant Revenue                             672           357        1,269           796
  Other Revenue                                  387           453          669           874
                                         ------------  -----------  ------------  ------------
TOTAL REVENUES FROM HOTEL OPERATIONS     $     8,347   $     8,502  $    13,958   $    14,792
                                         ------------  -----------  ------------  ------------

EXPENSES:
  Hotel Operating Expenses                     2,702         2,891        5,052         5,798
  Restaurant Operating Expenses                  477           307          949           659
  Advertising and Marketing                      553           490        1,072           942
  Bad Debts                                       (4)           10            -            11
  Depreciation and Amortization                   65            58          129           117
  General and Administrative                   1,311         1,123        2,365         1,988
  General and Admin. - Related Parties             -             9            -           434
  Lease Expense - HHLP                         3,009         2,711        5,952         5,720
                                         ------------  -----------  ------------  ------------
  TOTAL EXPENSES                         $     8,113   $     7,599  $    15,519   $    15,669
                                         ------------  -----------  ------------  ------------

NET INCOME (LOSS)                        $       234   $       903  $    (1,561)  $      (877)
                                         ============  ===========  ============  ============

The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE  30,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS]
--------------------------------------------------------------------------------

                                                          JUNE 30,    JUNE 30,
                                                            2002        2001
                                                         ----------  ----------
OPERATING ACTIVITIES:
  Net (Loss)                                             $  (1,561)  $    (877)
                                                         ----------  ----------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                              129         117
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                       (685)       (631)
    Prepaid Expenses                                            32        (163)
    Other Assets                                                (5)         13
    Due from Related Parties                                   276        (250)
  Increase (Decrease):
    Accounts Payable                                            86        (496)
    Accounts Payable - Related Party                             -         (60)
    Lease Payments Payable - HHLP                            1,358       1,152
    Advance FF&E Related Party - HHLP                           76         275
    Due to Related Parties                                    (310)        810
    Accrued Expenses                                           139         240
    Other Liabilities                                          450         (14)
                                                         ----------  ----------
  Total Adjustments                                          1,546         993
                                                         ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (15)        116
                                                         ----------  ----------

INVESTING ACTIVITIES:
  Property and Equipment                                       (11)       (427)
  Franchise Licenses                                             -         (23)
                                                         ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                          (11)       (450)
                                                         ----------  ----------

FINANCING ACTIVITIES:
  Partners Capital Contribution                                138           -
                                                         ----------  ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      138           -
                                                         ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           112        (334)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  222         623
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS - END OF YEAR                  $     334   $     289
                                                         ==========  ==========

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
--------------------------------------------------------------------------------


[1]  ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May 1998 to lease and operate existing hotel properties from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain of our other executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of our executive officers, trustees and their affiliates that are not owned by the Partnership as well as certain properties owned by unaffiliated third parties. HHMLP commenced operations on January 1, 1999 and as of June 30, 2002 leased 14 hotel properties from the Partnership.

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

Minimum future lease payments due during the noncancellable portion of the leases as of June 30, 2002 is as follows:

      December 31, 2002  $      3,503
      December 31, 2003         5,601
      December 31, 2004         2,497
      December 31, 2005         2,011
      December 31, 2006         1,074
      Thereafter                  -0-
                         ------------
      TOTAL              $     14,686
                         ============

On January 26, 1999, we executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a fixed fee of $55 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to HHLP's portfolio. We have reduced the administrative services fee by $75 pursuant to a revised repricing methodology between the Hersha Affiliates and the Partnership. As of June 30, 2002 and 2001, $88 and $91 has been earned from operations, respectively.

For the six months ended June 30, 2002 and 2001 we incurred lease expense of $5,952 and $5,720, respectively. As of June 30, 2002 and 2001 the amount due to the Partnership for lease payments was $3,275 and $2,376, respectively.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
--------------------------------------------------------------------------------


[4]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of June 30, 2002 and the results of our operations for the interim periods presented. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

                                . . . . . . . . .

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

     Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,662 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of June 30, 2002 and 2001 was 5,099,722 and 5,071,840, respectively.

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

     On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3.1 million, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

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

     As of August 1, 2002, we owned five Hampton Inn(R) hotels, one Hampton Inn & Suites(R) hotel, one Holiday Inn(R) hotel, one Holiday Inn Express and Suites(R) hotel, four Holiday Inn Express(R) hotels, one Comfort Inn(R) hotel, one Comfort Suites(R) hotel, two Mainstay Suites(R) hotels, one Sleep Inn(R) hotel and one Clarion Suites(R) hotel, which contain an aggregate of 1,580 rooms.


RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001 ($'s in thousands)

     Our revenues for the six months ended June 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the six month period ended June 30, 2002 were $6,894 an increase of $327, or 5.0%, as compared to percentage lease revenues of $6,567 for the same period during 2001. The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from the Holiday Inn New Cumberland, Hampton Inn & Suites, Hershey and other existing properties and from a full six months of operations at the Mainstay Suites and Sleep Inn, King of Prussia that was acquired on June 1, 2001.

     Net income increased by $257 or 71.2%% to $618, for the six months ended June 30, 2002 as compared to net income of $361 for the same period during 2001. The increase in net income is primarily attributable to an increase in percentage lease revenues in addition to a decrease in interest expense and depreciation expense. The increase in net income was partially offset by higher general and administrative expenses during the period.

     HHMLP's room revenues from the hotels decreased by $1,102, or 8.4%, to $12,020 for the six months ended June 30, 2002, as compared to $13,122 for the same period in 2001. This decrease in revenues is primarily attributable to a decrease in the number of hotel properties leased and managed during the period. Room revenues were slightly offset by an increase in occupancies from 55.3% to 59.1% and a increase in revenues per available room from $39.89 to $44.21.

     The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

     The following table shows certain other information for the periods indicated.

                                         SIX MONTHS ENDED
                                              JUNE 30,
                                         2002          2001
                                     ------------  ------------
              Occupancy rate                59.1%         55.3%
              ADR                    $     74.75   $     72.17
              REVPAR                 $     44.21   $     39.89
              Room revenue            12,019,948    13,122,235
              Room nights available      271,870       328,964
              Room nights occupied       160,807       181,831
              Rooms available              1,580         1,817


RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001 ($'S IN THOUSANDS)

     Our revenues for the three months ended June 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended June 30, 2002 were $3,975 an increase of $372, or 10.3%, as compared to percentage lease revenues of $3,603 for the same period during 2001.

     The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from the Holiday Inn New Cumberland, Hampton Inn & Suites, Hershey and other existing properties and from a full three months of operations at the Mainstay Suites and Sleep Inn, King of Prussia that was acquired on June 1, 2001.

     Lease revenues were slightly higher for several properties due to the methodology change in percentage lease revenue recognition versus straight-line revenue recognition. The Holiday Inn Express and Suites, Harrisburg, Hampton Inn, Danville and Hampton Inn & Suites, Hershey were repriced on January 1, 2002. These properties now receive percentage lease revenues based upon a percentage lease formula. During each quarter of the fiscal year ended December 31, 2001, all of these properties received an equivalent amount of fixed lease revenues although the properties were seasonal in nature. Due to the seasonality of the hotels that were repriced, we will receive a higher portion of the total lease payments during the second and third quarters and lower lease revenues during the first and fourth quarters.

     Net income increased by $63 or 25.7% to $308, for the three months ended June 30, 2002 as compared to net income of $245 for the same period during 2001. The increase in net income is primarily attributable to higher percentage lease revenues as described above, and decreased increased expense. Net income was slightly offset by higher General and Administrative expenses during the period.

     HHMLP's room revenues from the hotels decreased by $404, or 5.3%, to $7,288 for the three months ended June 30, 2002, as compared to $7,692 for the same period in 2001.

     This decrease in revenues is primarily attributable to a decrease in the number of hotel properties leased and managed during the period. Room revenues were slightly offset by an increase in occupancies from 62.8% to 69.1% and a increase in revenues per available room from $47.63 to $54.03.

     HHMLP maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

     The following table shows certain other information for the periods indicated.

                                        THREE MONTHS ENDED
                                             JUNE 30,
                                        2002         2001
                                     -----------  -----------
              Occupancy rate               69.1%        62.8%
              ADR                    $    78.16   $    75.83
              REVPAR                 $    54.03   $    47.63
              Room revenue            7,288,213    7,692,048
              Room nights available     134,890      161,474
              Room nights occupied       93,246      101,439
              Rooms available             1,580        1,775

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

     We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $3,662 in the six months ended June 30, 2002, which is an increase of $546, or 17.5% over FFO in the comparable period in 2001, which was $3,116. The increase in FFO can be attributed to increased lease revenues and decrease interest expense costs as mentioned above.

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

SUBSEQUENT EVENTS

     The quarterly dividend pertaining to the second quarter of 2002 was paid on July 26, 2002 at the rate of $0.18 per share and represents an annualized rate of $0.72 per annum.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              None.

         (b)  REPORTS ON FORM 8-K

              We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HERSHA  HOSPITALITY  TRUST



August  14,  2002                     /s/  Ashish  R.  Parikh
                                      ------------------------------
                                      Ashish  R.  Parikh
                                      Chief  Financial  Officer