Form 10-Q
period 2002-09-30
HERSHA HOSPITALITY TRUST
filed 2002-11-14
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
   [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2002, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,576,101.

                            HERSHA HOSPITALITY TRUST

                                      INDEX


                                                                                   FORM 10-Q
                                                                                     REPORT
ITEM NO.                                                                              PAGE
--------                                                                              ----
PART  I.   FINANCIAL  INFORMATION

   Item 1.   Financial Statements
             HERSHA HOSPITALITY TRUST
             Report of Independent Accountant. . . . . . . . . . . . . . . . . . . . .   1
             Consolidated Balance Sheets as of September 30, 2002 [Unaudited]
             and December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .   2
             Consolidated Statements of Operations for the three and nine months ended
             September 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . .   3
             Consolidated Statement of Cash Flows for the nine months ended
             September 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . .   4
             Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .   7

             HERSHA HOSPITALITY MANAGEMENT, L.P.
             Report of Independent Accountant. . . . . . . . . . . . . . . . . . . . .  15
             Balance Sheets as of September 30, 2002 [Unaudited] and
             December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
             Statements of Operations for the three and nine months ended
             September 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . .  17
             Statement of Cash Flows for the nine months ended
             September 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . . . . . .  18
             Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .  19

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  21
             Results of Operations, Nine Months Ended September 30, 2002 and 2001. . .  22
             Results of Operations, Three Months Ended September 30, 2002 and 2001 . .  23
             Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . .  24
             Inflation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
             Seasonality . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
             Subsequent Events . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . .  25

   Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
   Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . .  26
   Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  26
   Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  26
   Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
   Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  26
                (a)  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
                (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .  26

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
  New Cumberland, Pennsylvania

     We have reviewed the accompanying consolidated balance sheet of Hersha Hospitality Trust and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations and consolidated statements of cash flows for the three and nine month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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



                                           MOORE STEPHENS, P.C.
                                           Certified Public Accountants.

New York,  New York
November 1, 2002

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

==============================================================================================

HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
==============================================================================================
                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                      ---------------  --------------
                                                                           2002             2001
                                                                      ---------------  --------------
ASSETS:                                                                 [UNAUDITED]
                                                                      ---------------
   Cash and cash equivalents                                          $           75   $         167
   Investment in Hotel Properties, Net of Accumulated Depreciation            83,504          88,100
   Escrow and Lease Deposits                                                   1,560           1,647
   Lease Payments Receivable - Related Party                                   4,140           2,376
   Intangibles, Net of Accumulated Amortization                                  779           1,515
   Due from Related Party                                                      2,084           1,884
   Other Assets                                                                  487             328
                                                                      ---------------  --------------
TOTAL ASSETS                                                          $       92,629   $      96,017
                                                                      ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Lines of Credit                                                    $        2,894   $       7,058
   Deposits Payable                                                            1,000           1,000
   Mortgages Payable                                                          53,171          54,477
   Dividends Payable                                                           1,377           1,325
   Due to Related Party                                                        1,068           1,093
   Accounts Payable and Accrued Expenses                                         617             418
                                                                      ---------------  --------------
TOTAL LIABILITIES                                                             60,127          65,371
                                                                      ---------------  --------------

Minority Interest                                                             21,037          20,436
                                                                      ---------------  --------------
Shareholders' Equity:
   Preferred Shares, $.01 par value, 10,000 Shares authorized, None
   Issued and Outstanding                                                         --              --

   Common Shares - Priority Class A, $.01 Par Value, 50,000,000
   Shares Authorized, 2,576,101 and 2,275,000 Shares Issued and
   Outstanding at September 30, 2002 and December 31, 2001,
   Respectively (Aggregate Liquidation Preference $15,457 and
   $13,650, Respectively)                                                         26              23

   Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
   Authorized, -0- Shares Issued and Outstanding at September 30,
   2002 and December 31, 2001, Respectively                                       --              --

   Additional Paid-in Capital                                                 13,679          11,968

   Distributions in Excess of Net Earnings                                    (2,240)         (1,781)
                                                                      ---------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                    11,465          10,210
                                                                      ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $       92,629   $      96,017
                                                                      ===============  ==============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  AND  NINE  MONTHS
ENDED  SEPTEMBER  30,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================


                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                      2002         2001          2002         2001
                                                  ------------  -----------  ------------  -----------
REVENUE:
  Percentage Lease Revenues                       $     4,606   $     4,148  $    11,500   $    10,714
  Interest - Related Party                                 63            54          175           105
  Other Revenue                                             1             2            5            20
                                                  ------------  -----------  ------------  -----------
  TOTAL REVENUE                                         4,670         4,204       11,680        10,839

EXPENSES:
  Interest expense                                      1,248         1,353        3,725         4,065
  Land Lease - Related Party                                -             4            -            11
  Real Estate and Personal Property
    Taxes and Property Insurance                          289           273          801           788
  General and Administrative                               98           137          457           422
  (Gain) Loss on Disposition of Hotel Properties         (469)            -         (469)           12
  Depreciation and Amortization                         1,076         1,132        3,152         3,335
                                                  ------------  -----------  ------------  -----------
  TOTAL EXPENSES                                        2,242         2,899        7,666         8,633

  INCOME BEFORE MINORITY INTEREST                       2,428         1,305        4,014         2,206

  INCOME ALLOCATED TO MINORITY INTEREST                 2,131         1,071        3,099         1,611
                                                  ------------  -----------  ------------  -----------

  NET INCOME                                      $       297   $       234  $       915   $       595
                                                  ============  ===========  ============  ===========

  BASIC AND DILUTED EARNINGS PER COMMON SHARE     $      0.12   $      0.10  $      0.37   $      0.26
                                                  ============  ===========  ============  ===========

WEIGHTED AVERAGE SHARES:
  Basic and Diluted                                 2,576,101     2,275,000    2,500,381     2,275,000


The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  NINE  MONTHS  ENDED
SEPTEMBER  30,  2002  AND  2001[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
================================================================================

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2002         2001
                                                      -----------  -----------
OPERATING ACTIVITIES:
  Net Income                                          $      915   $      595
                                                      -----------  -----------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                          3,152        3,335
    Income Allocated to Minority Interest                  3,099         1611
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                                 87         (237)
    Lease Payments Receivable - Related Party             (1,764)         642
    Other Assets                                            (159)        (281)
    Due from Related Party                                  (200)        (628)
  Increase (Decrease):
    Due to Related Parties                                   (25)        (500)
    Accounts Payable and Accrued Expenses                    199          253
                                                      -----------  -----------
  Total Adjustments                                        4,389        3,689
                                                      -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,304        4,284

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                       (3,193)      (4,321)
  Sale of Hotel Property Assets                            5,997        8,826
  Purchase of Intangible Assets                                -          (70)
                                                      -----------  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  2,804        4,435

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit                         3,984
  Repayment of Borrowings Under Line of Credit            (4,164)      (6,400)
  Cash Received from Stock Sales                           1,700            -
  Principal Repayment of Mortgages Payable                  (669)         491
  Dividends Paid                                          (1,316)      (1,229)
  Limited Partnership Unit Distributions Paid             (2,751)      (2,586)
  Repayment of Related Party Loans                        (1,000)      (2,958)
                                                      -----------  -----------
NET CASH (USED) IN FINANCING ACTIVITIES                   (8,200)      (8,698)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (92)          21
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              167            -
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $       75   $       21
                                                      ===========  ===========


The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
================================================================================

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                          2002       2001
                                                          ----       ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  CASH PAID DURING THE PERIOD:
  Interest                                               $3,574     $4,139


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

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


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

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party owner operator for $6,300 less transfer costs that are estimated at $93. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 in mortgage indebtedness.

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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24,200 based on the initial public offering, and (ii) the assumption of approximately $23,300 of indebtedness of which approximately $6,100 was repaid immediately after the acquisition of the hotels. Hasu P. Shah, K. D. Patel, Kiran Patel and Neil Shah (certain of our executive officers and trustees) and their affiliates [the "Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC.

We instituted a dividend reinvestment plan ["DRIP"] for our Priority Class A Common Shares on February 13, 2002. Our DRIP provides holders of our Priority Class A Common Shares with a convenient method of purchasing additional priority common shares without payment of any brokerage commission or service charges. Any holder of record of priority common shares is eligible to participate in the plan. Participants in the plan may have cash dividends on all or a portion of their priority common shares automatically reinvested.

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

As of September 30, 2002 we had issued an additional 1,101 Priority Class A Common Shares pursuant to the DRIP. Of the total dividends payable of $464 at September 30, 2002, we paid a cash dividend of $459 and issued an additional 726 shares on October 17, 2002.

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

Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We also issued an additional 1,275,662 units of limited partnership interest in connection with the final settlement of the purchase prices of several hotels and redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of September 30, 2002 and September 30, 2001, was 5,099,722 and 5,071,840, respectively.

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

Non-amortization of goodwill during the current three and nine months ended September 30, 2002 had a non-material impact on our net income, basic earnings per share and diluted earnings per share.

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

Pursuant to the Hersha Hospitality Limited Partnership agreement, the limited partners have certain redemption rights that enable them to cause the partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election. In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At September 30, 2002 and September 30, 2001, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,099,722 and 5,071,840, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the Partnership, which is the sole general partner in the Subsidiary Partnerships and, as such, are liable for all recourse debt of the Partnership to the extent not paid by the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

In conjunction with the initial public offering, we acquired the Initial Hotels and entered into percentage lease agreements with HHMLP. We have acquired twelve properties from the Hersha Affiliates that were subsequently leased to HHMLP and acquired four properties from Noble that were leased back to Noble, subsequent to our public offering. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels. HHMLP historically has purchased and may continue to purchase a portion of this furniture, fixtures and equipment from Hersha Hotel Supply Company ["Hersha Supply"], an entity owned and controlled by the Hersha Affiliates. For the nine-month period ended September 30, 2002 and the year ended December 31, 2001, HHMLP purchased furniture, fixtures and equipment from Hersha Supply for an aggregate of approximately $521 and $666, respectively.

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

We have future lease commitments from HHMLP through June 2006. Minimum future rental income under these non-cancelable operating leases at September 30, 2002, is as follows:

        December 31, 2002       $    1,980
        December 31, 2003            6,770
        December 31, 2004            4,049
        December 31, 2005            2,759
        December 31, 2006            1,821
        Thereafter                     561
                                -----------
        TOTAL                   $   17,940
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

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these non-cancelable operating leases at September 30, 2002, is as follows:

        December 31, 2002       $     700
        December 31, 2003             946
        Thereafer                       0
                                ---------

        TOTAL                   $   1,646
                                =========

For the period January 1, 2002 through September 30, 2002, we earned initial fixed rents of $4,585 and earned percentage rents of $6,915. For the period January 1, 2001 through September 30, 2001, we earned initial fixed rents of $5,247 and earned percentage rents of $5,467.

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

We have acquired five hotels, since the commencement of operations, for prices that will be adjusted on either December 31, 2002, 2003 or 2004.

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

On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites, Frederick, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3,100, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

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

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party owner operator for $6,300 less transfer costs that are estimated at $93. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 in mortgage indebtedness.

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. We have revised some of the terms of this administrative services agreement since its original execution. Per the revised terms of the administrative services agreement, we pay HHMLP a fixed fee of $80 plus $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. HHMLP has reduced the administrative services fee by $75 pursuant to the revised repricing methodology discussed above. As of September 30, 2002 and 2001, $131 and $133 has been charged to operations, respectively.

We have approved the lending of up to $3,000 to certain of our executive officers and trustees and their affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of September 30, 2002 and 2001, certain of our executive officers and trustees and their affiliates owed us $1,000 and $1,800, respectively. Interest income from these advances was $171 and $52 for the nine months ended September 30, 2002 and 2001, respectively.

We borrowed certain funds from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, during the nine months ended September 30, 2002 and 2001. Our total borrowings outstanding from SEL at September 30, 2002 and 2001 were $1,024 and $1,059. We borrow from SEL at PRIME + 1.50%, per annum. We incurred related party interest expense of $46 and $17 for the nine month period ended September 30, 2002 and 2001, respectively.


[4]  DEBT

Debt is comprised of the following at September 30, 2002 and December 31, 2001:

                                     9/30/02          12/31/01
                                   ----------     -------------
Mortgages Payable                  $   53,171     $      54,477
Revolving Credit Facility               2,894             7,058
                                   ----------     -------------
Total Long Term Debt               $   56,065     $      61,535
                                   ==========     =============

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
================================================================================

[5]  EARNINGS  PER  SHARE

                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  ----------------------  ----------------------
                                                                  SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                                     2002        2001        2002        2001
                                                                  ----------  ----------  ----------  ----------
Net Income for Basic Earnings Per Share                           $      297  $      234  $      915  $      595

Add:  Income Attributable to Minority Interest                          2,131       1,071       3,099       1,611
                                                                  ----------  ----------  ----------  ----------
NET INCOME FOR DILUTED EARNINGS PER SHARE                         $    2,428  $    1,305  $    4,014  $    2,206
-----------------------------------------                         ==========  ==========  ==========  ==========

Weighted Average Shares for Basic and Diluted Earnings Per Share   2,576,101   2,275,000   2,500,381   2,275,000


Options to purchase 534,000 shares of Class B common shares for the nine months ended September 30, 2002 and September 30, 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Additionally, limited partnership units convertible into 5,099,722 and 5,071,840 shares of common stock on September 30, 2002 and 2001, respectively, as well as income allocated to these units of approximately $3,099 and $1,611 for the nine months then ended were not included in the computation of diluted earnings per share as the effect would have been antidilutive.

[6]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 2002, and the results of our operations for the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

[7]  SUBSEQUENT  EVENTS

On October 1, 2002, we purchased the Doubletree Club hotel located at the JFK International Airport in Jamaica, New York. We purchased this asset for $11,500 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we assumed the mortgage and lease indebtedness of approximately $8,700, assumed $1,000 of related party debt, and issued a note payable for $1,800.

The quarterly dividend pertaining to the third quarter of 2002 was paid on October 18, 2002 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Partners of
  Hersha Hospitality Management L.P.
  New Cumberland, Pennsylvania

     We have reviewed the accompanying balance sheet of Hersha Hospitality Management L.P. as of September 30, 2002, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001 and statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                       MOORE STEPHENS, P.C.
                                       Certified Public Accountants.

New York, New York
November 1, 2002

========================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
BALANCE  SHEETS
[IN  THOUSANDS]
========================================================================================


                                                          SEPTEMBER 30,    DECEMBER 31,
                                                         ---------------  --------------
                                                              2002             2001
                                                         ---------------  --------------
CURRENT ASSETS:                                            [UNAUDITED]
  Cash and Cash Equivalents                              $           68   $         222
  Accounts Receivable, less allowance for doubtful
  accounts of $144 and $230 at September 30, 2002 and
  December 31, 2001, respectively                                   816             698
  Prepaid Expenses                                                   12              34
  Due from Related Party - HHLP                                     328              63
  Due from Related Parties                                        1,518           1,097
  Other Assets                                                      800             252
                                                         ---------------  --------------
    TOTAL CURRENT ASSETS                                          3,542           2,366

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
180 AND $149 AT SEPTEMBER 30, 2002 AND DECEMBER 31,
2001, RESPECTIVELY]                                                 239             293
PROPERTY AND EQUIPMENT                                              883           1,079
CONSTRUCTION IN PROGRESS                                              -               8
                                                         ---------------  --------------
TOTAL ASSETS                                             $        4,664   $       3,746
                                                         ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                       $          864   $       1,278
  Accrued Expenses                                                  592             268
  Due to Related Party - HHLP                                         -             310
  Lease Payments Payable - Related Party - HHLP                   3,906           2,376
                                                         ---------------  --------------
  TOTAL CURRENT LIABILITIES                                       5,362           4,232

COMMITMENTS                                                           -               -

PARTNERS' CAPITAL                                                  (698)           (486)
                                                         ---------------  --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $        4,664   $       3,746
                                                         ===============  ==============

The Accompanying Notes Are an Integral Part of This Financial Statement.

==============================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  AND  NINE  MONTHS  ENDED
SEPTEMBER  30,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS]
==============================================================================================


                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                             2002         2001          2002          2001
                                          -----------  -----------  ------------  ------------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                            $     8,337  $     7,993  $    20,357   $    21,115
  Restaurant Revenue                              519          499        1,788         1,296
  Other Revenue                                   729          455        1,397         1,329
                                          -----------  -----------  ------------  ------------
TOTAL REVENUES FROM HOTEL OPERATIONS      $     9,585  $     8,947  $    23,542   $    23,740

EXPENSES:
  Hotel Operating Expenses                      3,143        3,256        8,194         9,053
  Restaurant Operating Expenses                   471          463        1,420         1,121
  Advertising and Marketing                       482          585        1,555         1,528
  Bad Debts (Recoveries)                            -          100            -           110
  Depreciation and Amortization                    61           61          191           178
  General and Administrative                    1,301          897        3,665         2,888
  General and Admin. - Related Parties              -            -            -           434
  Lease Expense - HHLP                          2,905        2,681        8,857         8,401
  Lease Expense - Other Related Parties             -          353            -           353
                                          -----------  -----------  ------------  ------------
  TOTAL EXPENSES                          $     8,363  $     8,396  $    23,882   $    24,066
                                          -----------  -----------  ------------  ------------
  NET INCOME (LOSS)                       $     1,222  $       551  $      (340)  $      (326)
                                          ===========  ===========  ============  ============

The Accompanying Notes Are an Integral Part of This Financial Statement.

=========================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS  OF  CASH  FLOWS  FOR  THE  NINE  MONTHS  ENDED
SEPTEMBER  30,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS]
=========================================================================================


                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              2002             2001
                                                         ---------------  ---------------
OPERATING ACTIVITIES:
  Net Income (Loss)                                      $         (340)  $         (326)
                                                         ---------------  ---------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                                   191              178
    Allowance for Doubtful Accounts                                   -                -
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                            (118)            (315)
    Prepaid Expenses                                                 22             (140)
    Other Assets                                                   (548)             (14)
    Due from Related Parties                                       (608)             490
  Increase (Decrease):
    Accounts Payable                                               (414)            (248)
    Accounts Payable - Related Party                                  -              (60)
    Lease Payments Payable - HHLP                                 1,530             (622)
    Due to Related Parties                                         (310)             902
    Accrued Expenses                                                324              279
    Other Liabilities                                                 -               (6)
                                                         ---------------  ---------------
  Total Adjustments                                                  69              444
                                                         ---------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (271)             118

INVESTING ACTIVITIES
  Property and Equipment                                            (11)             (31)
  Franchise Licenses                                                  -              (43)
                                                         ---------------  ---------------
NET CASH (USED) IN INVESTING ACTIVITIES                             (11)             (74)

FINANCING ACTIVITIES
  Partner's Capital Contribution                                    128                -
                                                         ---------------  ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           128                -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (154)              44

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     222              623
                                                         ---------------  ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $           68   $          667
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


[1]  ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May 1998 to lease and operate existing hotel properties from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain of our other executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of our executive officers, trustees and their affiliates that are not owned by the Partnership as well as certain properties owned by unaffiliated third parties. HHMLP commenced operations on January 1, 1999 and as of September 30, 2002 leased 14 hotel properties from the Partnership.

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

Minimum future lease payments due during the non-cancellable portion of the leases as of September 30, 2002 is as follows:

       December 31, 2002     $     1,980
       December 31, 2003           6,770
       December 31, 2004           4,049
       December 31, 2005           2,759
       December 31, 2006           1,821
       Thereafter                    561
                             ------------

         TOTAL               $    17,940
                             ============

On January 26, 1999, we executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. We have revised some of the terms of this administrative services agreement since its original execution. Per the revised terms of the administrative services agreement, we pay HHMLP a fixed fee of $80 plus $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. HHMLP has reduced the administrative services fee by $75 pursuant to the revised repricing methodology discussed above. As of September 30, 2002 and 2001, $131 and $133 has been charged to operations, respectively.

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
================================================================================

[2]  COMMITMENTS  AND  CONTINGENCIES  [CONTINUED]

For the nine months ended September 30, 2002 and 2001 we incurred lease expense of $8,857 and $8,401, respectively. As of September 30, 2002 and 2001 the amount due to the Partnership for lease payments was $3,906 and $2,235, respectively.

[3]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of September 30, 2002 and the results of our operations for the interim periods presented. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2001.


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

     We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 33.6% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for (i) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24,200 based on the initial public offering price, and (ii) the assumption of approximately $23,300 of indebtedness of which approximately $6,100 was repaid immediately after the acquisition of the hotels.

     Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,662 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of September 30, 2002 and 2001 was 5,099,722 and 5,071,840, respectively.

     We have acquired five hotels, since the commencement of operations, for prices that will be adjusted at either December 31, 2002, 2003 or 2004.

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

     On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites, Frederick, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3,100, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

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

     As of November 1, 2002, we owned five Hampton Inn hotels, one Hampton Inn & Suites hotel, one Holiday Inn hotel, one Holiday Inn Express and Suites hotel, four Holiday Inn Express hotels, one Comfort Inn hotel, one Comfort Suites hotel, two Mainstay Suites hotels, one Sleep Inn hotel and one Doubletree Club hotel, which contain an aggregate of 1,594 rooms.


RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001
($'s  in  thousands)

     Our revenues for the nine months ended September 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the nine month period ended September 30, 2002 were $11,500 an increase of $786, or 7.3%, as compared to percentage lease revenues of $10,714 for the same period during 2001. The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from the Holiday Inn New Cumberland, Hampton Inn & Suites, Hershey and other existing properties and from a full nine months of operations at the Mainstay Suites and Sleep Inn, King of Prussia that was acquired on June 1, 2001.

     Net income increased by $320 or 53.8% to $915, for the nine months ended September 30, 2002 as compared to net income of $595 for the same period during 2001. The increase in net income is primarily attributable to an increase in percentage lease revenues in addition to a decrease in interest expense and depreciation expense and a gain of $469 on the sale of the Clarion Suites, Philadelphia, PA. Net income was offset by an increased income allocation to the Minority Interest holders to $3,099 from $1,611 for the same period during 2001.

     HHMLP's room revenues from the hotels decreased by $758, or 3.6%, to $20,357 for the nine months ended September 30, 2002, as compared to $21,115 for the same period in 2001. This decrease in revenues is primarily attributable to a decrease in the number of hotel properties leased and managed during the period. Room revenues were slightly offset by an increase in occupancies from 58.7% to 63.0% and an increase in revenues per available room from $44.29 to $50.66.

     The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

     The following table shows certain other information for the periods indicated.

                                          NINE  MONTHS  ENDED
                                              SEPTEMBER 30,
                                           2002          2001
                                      ------------  ------------
           Occupancy rate                   63.0%          58.7%
           ADR                            $80.44         $75.43
           REVPAR                         $50.66         $44.29
           Room revenue               20,357,036     21,115,384
           Room nights available         401,866        476,806
           Room nights occupied          253,073        279,951

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001 ($'S IN THOUSANDS)

     Our revenues for the three months ended September 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended September 30, 2002 were $4,606 an increase of $458, or 11.0%, as compared to percentage lease revenues of $4,148 for the same period during 2001.

     The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from the Holiday Inn New Cumberland, Hampton Inn & Suites, Hershey and other existing properties.

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

     Net income increased by $63 or 26.9% to $297, for the three months ended September 30, 2002 as compared to net income of $234 for the same period during 2001. The increase in net income is primarily attributable to higher percentage lease revenues as described above, and decreased interest expense. The increase in net income was also attributable to a gain of $469 attributable to the sale of the Clarion Suites, Philadelphia, PA. Net income was offset by an increased income allocation to the Minority Interest holders to $2,131 from $1,071 for the same period during 2001.]

     HHMLP's room revenues from the hotels increased by $344, or 4.3%, to $8,337 for the three months ended June 30, 2002, as compared to $7,993 for the same period in 2001.

     This increase in revenues is primarily attributable to an increase in occupancies from 66.4% to 70.1% and a increase in revenues per available room from $54.07 to $64.13.

     HHMLP maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

     The following table shows certain other information for the periods indicated.

                                            THREE  MONTHS  ENDED
                                                 JUNE 30,
                                          2002               2001
                                     ------------       ------------
           Occupancy rate                   70.1%              66.4%
           ADR                       $      90.36       $      81.46
           REVPAR                    $      64.13       $      54.07
           Room revenue                 8,337,088          7,993,149
           Room nights available          129,996            147,842
           Room nights occupied            92,266             98,120

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

     We note that industry analysts and investors use Funds From Operations ("FFO") as a tool to compare equity REIT performance. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO was $6,697 in the nine months ended September 30, 2002, which is an increase of $1,144, or 20.6 % over FFO in the comparable period in 2001, which was $5,553. The increase in FFO can be attributed to increased lease revenues and decreased interest expense costs as mentioned above.

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

SUBSEQUENT  EVENTS

     On October 1, 2002, we purchased the Doubletree Club hotel located at the JFK International Airport in Jamaica, New York. We purchased this asset for $11,500 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we assumed the mortgage and lease indebtedness of approximately $8,700, assumed $1,000 of related party debt, and issued a note payable for $1,800.

     The quarterly dividend pertaining to the third quarter of 2002 was paid on October 18, 2002 at the rate of $0.18 per share and represents an annualized rate of $0.72 per annum.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Pursuant to the general instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to our Company at this time.

ITEM  4.  CONTROLS  AND  PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Hasu P. Shah, and Chief Financial Officer, Ashish R. Parikh, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer, Hasu P. Shah, and Chief

Financial Officer, Ashish R. Parikh, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.
Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          None.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  EXHIBITS

               None.

          (b)  REPORTS ON FORM 8-K

               We filed a report on Form 8-K on August 14, 2002 under Item 9 in order to file the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HERSHA HOSPITALITY TRUST



November 14, 2002                        /s/ Ashish R. Parikh
                                         ----------------------------
                                         Ashish R. Parikh
                                         Chief Financial Officer

               CHIEF EXECUTIVE OFFICER CERTIFICATION FOR FORM 10-Q

I,  Hasu  P.  Shah,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of Hersha Hospitality
     Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Hasu P. Shah
      -------------------               -----------------------------
                                        Hasu P. Shah
                                        Chief Executive Officer

               CHIEF FINANCIAL OFFICER CERTIFICATION FOR FORM 10-Q

I,  Ashish  R.  Parikh,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of Hersha Hospitality
     Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/  Ashish R. Parikh
      -------------------               -----------------------------
                                        Ashish R. Parikh
                                        Chief Financial Officer