Form 10-Q/A
period 2002-03-31
HERSHA HOSPITALITY TRUST
filed 2003-03-14
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                   FORM 10-QA


 (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to


                        Commission file number: 001-14765


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

                               HERSHA HOSPITALITY TRUST

                                         INDEX


                                                                             FORM 10-Q
                                                                              REPORT
ITEM NO.                                                                       PAGE
--------                                                                     ---------

PART I.    FINANCIAL INFORMATION

 Item 1.  Financial Statements
          HERSHA HOSPITALITY TRUST
          Report of Independent Accountant . . . . . . . . . . . . . . . . . . .     1
          Consolidated Balance Sheets as of March 31, 2002 [Unaudited]
          and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . .     2
          Consolidated Statements of Operations for the three months ended
          March 31, 2002 and 2001 [Unaudited]. . . . . . . . . . . . . . . . . .     3
          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2002 and 2001 [Unaudited]. . . . . . . . . . . . . . . . . .     4
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . .     7

          HERSHA HOSPITALITY MANAGEMENT, L.P.
          Report of Independent Accountant . . . . . . . . . . . . . . . . . . .    15
          Balance Sheets as of March 31, 2002 [Unaudited] and
          December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .    16
          Statements of Operations for the three months ended
          March 31, 2002 and 2001 [Unaudited]. . . . . . . . . . . . . . . . . .    17
          Statements of Cash Flows for the three months ended
          March 31, 2002 and 2001 [Unaudited]. . . . . . . . . . . . . . . . . .    18
          Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .    19

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .    21
          Results of Operations, Three Months Ended March 31, 2002 and 2001. . .    22
          Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . .    23
          Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
          Seasonality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
          Subsequent Events. . . . . . . . . . . . . . . . . . . . . . . . . . .    24

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . .      24

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .         24
   Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . .         24
   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .         24
   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .         24
   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .         25
   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .         25
           (a)  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .         25
           (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .         25

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


                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants.

New York, New York
May 2, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

                                                                          MARCH 31,      DECEMBER 31,
                                                                      ----------------  --------------
                                                                            2002             2001
                                                                      ----------------  --------------
ASSETS:                                                                  [UNAUDITED]
                                                                      ----------------
   Cash and cash equivalents                                          $        168      $         167
   Investment in Hotel Properties, Net of Accumulated
   Depreciation                                                             90,342             88,100
   Escrow and Lease Deposits                                                 1,725              1,647
   Lease Payments Receivable - Related Party                                 2,528              2,376
   Intangibles, Net of Accumulated Amortization                                843              1,515
   Due from Related Party                                                    3,196              1,884
   Other Assets                                                                593                328
                                                                      ----------------  --------------
TOTAL ASSETS                                                          $     99,395            $96,017
                                                                      ================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Lines of Credit                                                    $      9,639      $       7,058
   Deposits Payable                                                          1,000              1,000
   Mortgages Payable                                                        53,628             54,477
   Dividends Payable                                                         1,364              1,325
   Due to Related Party                                                      2,717              1,093
   Accounts Payable and Accrued Expenses                                       624                418
                                                                      ----------------  --------------
TOTAL LIABILITIES                                                           68,972             65,371
                                                                      ----------------  --------------

MINORITY INTEREST                                                           19,778             20,436
                                                                      ----------------  --------------

Shareholders' Equity:
   Preferred Shares, $.01 par value, 10,000 Shares authorized, None
   Issued and Outstanding                                                       --                 --

   Common Shares - Priority Class A, $.01 Par Value, 50,000,000                 26                 23
   Shares Authorized, 2,575,000 and 2,275,000 Shares Issued and
   Outstanding at March 31, 2002 and December 31, 2001,
   Respectively (Aggregate Liquidation Preference $15,450 and
   $13,650, respectively)

   Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
   Authorized, -0- Shares Issued and Outstanding at March 31, 2002
   and December 31, 2001, Respectively                                          --                 --

   Subscriptions Receivable                                                 (1,129)                --
   Additional Paid-in Capital                                               13,665             11,968
   Distributions in Excess of Net Earnings                                  (1,917)            (1,781)
                                                                      ----------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                  10,645             10,210
                                                                      ----------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     99,395            $96,017
                                                                      ================  ==============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

                                               MARCH 31,     MARCH 31,
                                                  2002          2001
                                              ------------  ------------
REVENUE:
  Percentage Lease Revenues - HHMLP           $     2,219   $     2,054
  Percentage Lease Revenues - Other                   700           700
  Other Revenue                                        52            38
                                              ------------  ------------
  TOTAL REVENUE                                     2,971         2,792

EXPENSES:
  Interest expense                                  1,240         1,303
  Land Lease - Related Party                            -             4
  Real Estate and Personal Property
  Taxes and Property Insurance                        244           214
  General and Administrative                          152           134
  Depreciation and Amortization                     1,021         1,045
                                              ------------  ------------
  TOTAL EXPENSES                                    2,657         2,700
                                              ------------  ------------

  INCOME BEFORE MINORITY INTEREST AND                 314            92
    DISCONTINUED OPERATIONS
  INCOME ALLOCATED TO MINORITY INTEREST                 4             -
  INCOME FROM DISCONTINUED OPERATIONS                   -            24
                                              ------------  ------------

  NET INCOME                                  $       310   $       116
                                              ============  ============

  EARNINGS PER SHARE DATA:
  ------------------------
  Basic - before discontinued operations      $      0.13   $      0.04
  Discontinued Operations                     $         -   $      0.01
  BASIC                                       $      0.13   $      0.05

  Diluted - before discontinued operations    $      0.04   $      0.01
  Discontinued Operations                     $         -   $      0.01
  DILUTED                                     $      0.04   $      0.02

WEIGHTED AVERAGE SHARES:
  Basic                                         2,347,722     2,275,000

  Diluted                                       7,447,444(1)  7,247,555(1)
                                              ============  ============

(1)  Includes  5,099,722  and  4,972,555  units  at  March  31,  2002  and 2001, respectively, that are redeemable on a one-for-one basis for Class B common shares

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

                                                       MARCH 31,    MARCH 31,
                                                         2002         2001
                                                      -----------  -----------
OPERATING ACTIVITIES:
  Net Income                                          $      310   $      116
                                                      -----------  -----------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                          1,021        1,135
    Income Allocated to Minority Interest                      4
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                                (78)        (127)
    Lease Payments Receivable - Related Party               (152)       1,138
    Other Assets                                            (264)         (18)
    Due from Related Party                                (1,312)        (348)
  Increase (Decrease):
    Due to Related Parties                                 1,624         (164)
    Accounts Payable and Accrued Expenses                    204          (81)
                                                      -----------  -----------
  Total Adjustments                                        1,047        1,535
                                                      -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,357        1,651

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                       (1,859)        (103)
  Purchase of Intangible Assets                                -          (88)
                                                      -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                     (1,859)        (191)

FINANCING ACTIVITIES:
  Repayment of Borrowings Under Line of Credit            (2,686)         (80)
  Borrowings from Mortgages Payable                        5,267            -
  Principal Repayment of Mortgages Payable                  (224)        (171)
  Cash received from Stock Sales                             600            -
  Subscriptions Receivable                                (1,129)           -
  Dividends Paid                                            (410)        (410)
  Limited Partnership Unit Distribution Paid                (915)        (799)
                                                      -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    503       (1,460)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1            -
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                167          124
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS - END OF YEAR               $      168   $      124
                                                      ===========  ===========

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


                                                    MARCH 31,   MARCH 31,
                                                      2002        2001
                                                   ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  CASH PAID DURING THE PERIOD:
  Interest                                         $    1,127     $1,350


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


On November 1, 2001, we sold the Holiday Inn, Milesburg, PA to a third party owner operator for approximately $4,700 less broker fees, settlement and transfer costs of $617. Net of these fees and expenses we received cash proceeds of $3,926 and paid down a related party loan receivable of $157.

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

IMPAIRMENT OF LONG LIVED ASSETS - We review the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or if depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

RECENT ACCOUNTING PRONOUNCEMENTS -On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. We are not currently affected by this Statement's requirements.

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

We have future lease commitments from HHMLP through November 2006. Minimum future rental income under these noncancellable operating leases at March 31, 2002, is as follows:

     December 31, 2002  $ 5,065
     December 31, 2003    5,601
     December 31, 2004    2,497
     December 31, 2005    1,166
     December 31, 2006      716
     Thereafter               0
                        -------

     TOTAL              $15,045
                        =======

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

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these noncancellable operating leases at March 31, 2002, is as follows:

     December 31, 2002  $2,101
     December 31, 2003     946
                        ------

     TOTAL              $3,047
                        ======

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

On February 27, 2002, the Board of Trustees approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates for $5,500, including the assumption of approximately $3,500 in indebtedness and the cancellation of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property form these executive officers, trustees and their affiliates as of October 1, 2000 for $5,500 including 327,038 limited partnership units. The sale of the Sleep Inn, Corapolis, Pennsylvania was approved effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

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

Our Due from Related Party balance was $3,196 as of March 31, 2002. The March 31, 2002 balance consisted primarily of $2,000 of development line funding, as mentioned above, in addition to a deposit of $1,000 held by a related party for the purchase of the Mainstay Suites, Frederick.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[3] COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

The remainder of the balance of approximately $196 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable.

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

[4]  DEBT

Debt is comprised of the following at March 31, 2002 and December 31, 2001:

                              MARCH 31      DECEMBER 31,
                                2002          2001
                           -------------  -------------
Mortgages Payable          $      53,628        $54,477
Revolving Credit Facility          9,639          7,058
                           -------------  -------------
Total Long Term Debt       $      63,267        $61,450

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

[5] EARNINGS PER SHARE

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                        MARCH 31,   MARCH 31,
                                                           2002        2001
                                                        ----------  ----------
Income Before Minority Interest and
Discontinued Operations                                 $      314  $       92

Add:  Discontinued Operations                                   --          24

Less:  Income Attributable to Minority Interest                  4          --
                                                        ----------  ----------

NET INCOME FOR BASIC EARNINGS PER SHARE                 $      310  $      116
---------------------------------------                 ----------  ----------

Add:  Income Attributable to Minority Interest                   4          --
                                                        ----------  ----------

NET INCOME FOR DILUTED EARNINGS PER SHARE               $      314  $      116
-----------------------------------------               ==========  ==========

Weighted Average Shares for Basic Earnings Per Share     2,347,722   2,275,000

Dilutive Effect of Limited Partnership Units             5,099,722   4,972,555

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   7,447,444   7,247,555
------------------------------------------------------

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[5] EARNINGS PER SHARE [CONTINUED]

Options to purchase 534,000 shares of Class B common shares for the three months ended March 31, 2002 and March 31, 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

[6] DISCONTINUED OPERATIONS

On February 27, 2002, the Board of Trustees approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates for $5,500, including the assumption of approximately $3,500 in indebtedness and the cancellation of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property form these executive officers, trustees and their affiliates as of October 1, 2000 for $5,500 including 327,038 limited partnership units. The sale of the Sleep Inn, Corapolis, Pennsylvania was approved effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002. We did not recognize any gain or loss on the sale of this asset.

Total lease revenues related to the asset of $210 and income from discontinued operations of $24 for the three months ended March 31, 2001, are included in discontinued operations.

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

[8] SUBSEQUENT EVENTS

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


                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants.

New York, New York
May 2, 2002

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
================================================================================

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

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
$145 AND $145 AT MARCH 31, 2002 AND DECEMBER 31,
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

Minimum future lease payments due during the noncancellable portion of the leases as of March 31, 2002 are as follows:

     December 31, 2002         $  5,065
     December 31, 2003            5,601
     December 31, 2004            2,497
     December 31, 2005            1,166
     December 31, 2006              716
     Thereafter                       0
                               --------

     Total                     $ 15,045
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

On February 27, 2002, the Board of Trustees approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates for $5,500, including the assumption of approximately $3,500 in indebtedness and the cancellation of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property form these executive officers, trustees and their affiliates as of October 1, 2000 for $5,500 including 327,038 limited partnership units. The sale of the Sleep Inn, Corapolis, Pennsylvania was approved effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

As of May 1, 2002, we owned five Hampton Inn hotels, one Hampton Inn & Suites hotel, one Holiday Inn hotel, one Holiday Inn Express and Suites hotel, four Holiday Inn Express hotels, one Comfort Inn hotel, one Comfort Suites hotel, two Mainstay Suites hotels, one Sleep Inn hotel and one Clarion Suites hotel, which contain an aggregate of 1,580 rooms.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001 ($'s in thousands)

Our revenues for the three months that ended March 31, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period that ended March 31, 2002 were $2,919, an increase of $165, or 6.0%, as compared to percentage lease revenues of $2,754 for the same period during 2001. The increase in lease revenues is primarily attributable to an increase in percentage leases at several of our properties due to increases room revenues and total revenues at the owned hotels.

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

Percentage lease revenues from continuing operations were also slightly higher for the three months ended March 31, 2002 due to the sale of Sleep Inn, Corapolis effective January 1, 2002. Total revenues related to the Sleep Inn, Corapolis of $210 and income from discontinued operations of $24 for the three months ended March 31, 2001, are included in discontinued operations.

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

The following table shows certain other information for the periods indicated.

                               THREE MONTHS ENDED
                                    MARCH 31,
                                2002         2001
                            -----------  -----------
     Occupancy rate               49.3%        47.9%
     ADR                       $ 70.04      $ 67.55
     REVPAR                    $ 34.54      $ 32.42
     Room revenue            4,731,735    5,430,187
     Room nights available     136,980      167,490
     Room nights occupied       67,561       80,392

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

                                        HERSHA  HOSPITALITY TRUST



May 13, 2002                            /s/ Ashish R. Parikh
                                        --------------------
                                        Ashish R. Parikh
                                        Chief Financial Officer