Form 10-Q/A
period 2002-06-30
HERSHA HOSPITALITY TRUST
filed 2003-03-14
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




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
          Consolidated Statements of Operations for the three and six
          Months ended June 30, 2002 and 2001 [Unaudited] . . . . . . . . 3
          Consolidated Statement of Cash Flows for the six months ended
          June 30, 2002 and 2001 [Unaudited]. . . . . . . . . . . . . . . 4
          Notes to Consolidated Financial Statements. . . . . . . . . . . 7

          HERSHA HOSPITALITY MANAGEMENT, L.P.
          Report of Independent Accountant. . . . . . . . . . . . . . . .16
          Balance Sheets as of June 30, 2002 [Unaudited] and
          December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . .17
          Statements of Operations for the three and six months ended
          June 30, 2002 and 2001 [Unaudited]. . . . . . . . . . . . . . .18
          Statement of Cash Flows for the six months ended
          June 30, 2002 and 2001 [Unaudited]. . . . . . . . . . . . . . .19
          Notes to Financial Statements . . . . . . . . . . . . . . . . .20

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . 22
          Results of Operations, Six Months Ended June 30, 2002
          and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
          Results of Operations, Three Months Ended June 30, 2002
          and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
          Liquidity and Capital Resources. . . . . . . . . . . . . . . . 25
          Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . 26
          Seasonality. . . . . . . . . . . . . . . . . . . . . . . . . . 26
          Subsequent Events. . . . . . . . . . . . . . . . . . . . . . . 26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . 26

PART II.  OTHER  INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 27
Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . 27
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 27
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 27
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 27
Item 6.   Exhibits and Reports on Form - K . . . . . . . . . . . . . . . 27
               (a) Exhibits. . . . . . . . . . . . . . . . . . . . . . . 27
               (b) Reports on Form 8-K . . . . . . . . . . . . . . . . . 27

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



                                               MOORE STEPHENS, P.C.
                                               Certified Public Accountants.

New York, New York
August 1, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================================

                                                                       JUNE 30,      DECEMBER 31,
                                                                    -------------  --------------
                                                                        2002            2001
                                                                    -------------  --------------
ASSETS:                                                              [UNAUDITED]
                                                                    -------------
  Cash and cash equivalents                                         $        173   $         167
  Investment in Hotel Properties, Net of Accumulated Depreciation         89,587          88,100
  Escrow and Lease Deposits                                                1,862           1,647
  Lease Payments Receivable - Related Party                                3,275           2,376
  Intangibles, Net of Accumulated Amortization                               810           1,515
  Due from Related Party                                                   2,083           1,884
  Other Assets                                                               445             328
                                                                    -------------  --------------
TOTAL ASSETS                                                        $     98,235   $      96,017
                                                                    =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Lines of Credit                                                   $      9,124   $       7,058
  Deposits Payable                                                         1,000           1,000
  Mortgages Payable                                                       53,388          54,477
  Dividends Payable                                                        1,378           1,325
  Due to Related Party                                                     1,242           1,093
  Accounts Payable and Accrued Expenses                                      657             418
                                                                    -------------  --------------
TOTAL LIABILITIES                                                         66,789          65,371
                                                                    -------------  --------------

Minority Interest                                                         19,824          20,436
                                                                    -------------  --------------

Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None
  Issued and Outstanding                                                      --              --

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000                26              23
  Shares Authorized, 2,575,459 and 2,275,000 Shares Issued and
  Outstanding at June 30, 2002 and December 31, 2001,
  Respectively (Aggregate Liquidation Preference $15,453 and
  13,650, Respectively)

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, -0- Shares Issued and Outstanding at June 30, 2002
  and December 31, 2001, Respectively                                         --              --

  Additional Paid-in Capital                                              13,669          11,968

  Distributions in Excess of Net Earnings                                 (2,073)         (1,781)
                                                                    -------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                11,622          10,210
                                                                    -------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     98,235   $      96,017
                                                                    =============  ==============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

==================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
==================================================================================================

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                                2002          2001          2002          2001
                                            ------------  ------------  ------------  ------------
REVENUE:
  Percentage Lease Revenues - HHMLP         $     3,275   $     2,693   $     5,494   $     4,747
  Percentage Lease Revenues - Other                 700           700         1,400         1,400
  Interest - Related Party                           63            26           113            51
  Other Revenue                                       1             5             4            18
                                            ------------  ------------  ------------  ------------
  TOTAL REVENUE                                   4,039         3,424         7,011         6,216

EXPENSES:
  Interest expense                                1,237         1,262         2,477         2,566
  Land Lease - Related Party                          -             4             -             8
  Real Estate and Personal Property
  Taxes and Property Insurance                      268           247           513           461
  General and Administrative                        207           146           359           280
  Loss on Disposition of Hotel Properties             -            12             -            12
  Depreciation and Amortization                   1,055           978         2,076         2,022
                                            ------------  ------------  ------------  ------------
  TOTAL EXPENSES                                  2,767         2,649         5,425         5,349
                                            ------------  ------------  ------------  ------------

  INCOME BEFORE MINORITY INTEREST                 1,272           775         1,586           867
    AND DISCONTINUED OPERATIONS

  INCOME ALLOCATED TO MINORITY INTEREST             964           540           968           540

  INCOME FROM DISCONTINUED OPERATIONS                 -            10             -            34
                                            ------------  ------------  ------------  ------------

  NET INCOME                                $       308   $       245   $       618   $       361
                                            ============  ============  ============  ============

  EARNINGS PER SHARE DATA:
  ------------------------
  Basic - before discontinued Operations    $      0.12   $      0.10   $      0.25   $      0.15
  Discontinued operations                   $         -   $      0.01   $         -   $      0.01
  Basic                                     $      0.12   $      0.11   $      0.25   $      0.16

  Diluted - before discontinued operations  $      0.12   $      0.10   $      0.21   $      0.11
  Discontinued operations                   $         -   $      0.01   $         -   $      0.01
  Diluted                                   $         0   $      0.11   $      0.21   $      0.12

WEIGHTED AVERAGE SHARES:
  Basic                                       2,575,459     2,275,000     2,462,220     2,275,000

  Diluted                                     7,675,181(1)  7,229,172(1)  7,561,942(1)  7,238,313(1)


(1) Includes 5,099,722 and 5,071,840 units at June 30, 2002 and 2001, respectively, that are redeemable on a one-for-one basis for Class B common shares.

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND 2001[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

                                                   SIX MONTHS ENDED JUNE 30,
                                                    2002               2001
                                                  --------           --------
OPERATING ACTIVITIES:
  Net Income                                      $   618            $   361
                                                  --------           --------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                   2,076              2,203
    Income Allocated to Minority Interest             968                540
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                        (215)              (203)
    Lease Payments Receivable - Related Party        (899)              (365)
    Other Assets                                     (117)              (115)
    Due from Related Party                           (199)              (273)
  Increase (Decrease):
    Due to Related Parties                            149               (345)
    Accounts Payable and Accrued Expenses             239                170
                                                  --------           --------
  Total Adjustments                                 2,002              1,612
                                                  --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES           2,620              1,973

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                (2,241)            (2,987)
  Sale of Hotel Property Assets                         -              8,826
  Purchase of Intangible Assets                         -                (35)
                                                  --------           --------
NET CASH (USED) IN INVESTING ACTIVITIES            (2,241)             5,804

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit     7,053              2,577
  Repayment of Borrowings Under Line of Credit     (4,987)            (5,580)
  Cash Received from Stock Sales                    1,700                  -
  Principal Repayment of Mortgages Payable           (451)              (325)
  Dividends Paid                                     (856)              (819)
  Limited Partnership Unit Distributions Paid      (1,833)            (1,694)
  Repayment of Related Party Loans                      -             (1,936)
  Loans to Related Party                           (1,000)                 -
                                                  --------           --------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES     (374)            (7,777)

NET INCREASE IN CASH AND CASH EQUIVALENTS               5                  -
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       168                  -
                                                  --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $  173             $    -
                                                  ========           ========

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                                 --------
                                                             2002        2001
                                                             ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  CASH PAID DURING THE PERIOD:
  Interest                                                 $2,496      $2,690


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

We have future lease commitments from HHMLP through June 2006. Minimum future rental income under these non-cancelable operating leases at June 30, 2002, is as follows:

     December 31, 2002   $3,503
     December 31, 2003    5,601
     December 31, 2004    2,497
     December 31, 2005    2,011
     December 31, 2006    1,074
     Thereafter               0
                        -------

     TOTAL              $14,686
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

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these non-cancelable operating leases at June 30, 2002, is as follows:

     December 31, 2002  $1,400
     December 31, 2003     946
     Thereafer               0
                        ------

     TOTAL              $2,346
                        ======

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

Our Due from Related Party balance was $2,083 as of June 30, 2002. The June 30, 2002 balance consisted primarily of $2,000 of development line funding, as mentioned above. The remainder of the balance of approximately $83 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable.

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


[4] DEBT

Debt is comprised of the following at June 30, 2002 and December 31, 2001:

                                     6/30/02  12/31/01
                                     -------  --------
Mortgages Payable                    $53,388   $54,477
Revolving Credit Facility              9,124     7,058
                                     -------  --------
Total Long Term Debt                 $62,512   $61,535
                                     =======  ========

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
================================================================================


[5] EARNINGS PER SHARE

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ----------------------  ----------------------
                                                         JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                           2002        2001        2002        2001
                                                        ----------  ----------  ----------  ----------
Income before Minority Interest and
    Discontinued Operations                             $    1,272  $      775  $    1,586  $      867

Add:  Discontinued Operations                                   --          10          --          34

Less:  Minority Interest                                       964         540         968         540
                                                        ----------  ----------  ----------  ----------

NET INCOME FOR BASIC EARNINGS PER SHARE                 $      308  $      245  $      618  $      361
---------------------------------------                 ----------  ----------  ----------  ----------

Add:  Minority Interest                                        964         540         968         540
                                                        ----------  ----------  ----------  ----------

NET INCOME FOR DILUTED EARNINGS PER SHARE               $    1,272  $      785  $    1,586  $      901
-----------------------------------------               ==========  ==========  ==========  ==========

Weighted Average Shares for Basic Earnings Per Share     2,575,459   2,275,000   2,462,220   2,275,000

Dilutive Effect of Limited Partnership Units             5,099,722   4,954,172   5,099,722   4,963,313
                                                        ----------  ----------  ----------  ----------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   7,675,181   7,229,172   7,561,942   7,238,313
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

Total revenues related to the asset of $210 and $420 and income from discontinued operations of $10 and $34 for the three and six months ended June 30, 2001, respectively are included in discontinued operations.

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


                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants.

New York, New York
August 1, 2002

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
================================================================================


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

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
169 AND $149 AT JUNE 30, 2002 AND DECEMBER 31, 2001,
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
                                                         =============  ==============

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS]
================================================================================


                                       THREE MONTHS ENDED  SIX MONTHS ENDED
                                             JUNE 30,          JUNE 30,
                                          2002     2001     2002      2001
                                         -------  ------  --------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $7,288   $7,692  $12,020   $13,122
  Restaurant Revenue                        672      357    1,269       796
  Other Revenue                             387      453      669       874
                                         -------  ------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS     $8,347   $8,502  $13,958   $14,792
                                         -------  ------  --------  --------

EXPENSES:
  Hotel Operating Expenses                2,702    2,891    5,052     5,798
  Restaurant Operating Expenses             477      307      949       659
  Advertising and Marketing                 553      490    1,072       942
  Bad Debts                                  (4)      10        -        11
  Depreciation and Amortization              65       58      129       117
  General and Administrative              1,311    1,123    2,365     1,988
  General and Admin. - Related Parties        -        9        -       434
  Lease Expense - HHLP                    3,009    2,711    5,952     5,720
                                         -------  ------  --------  --------
  TOTAL EXPENSES                         $8,113   $7,599  $15,519   $15,669
                                         -------  ------  --------  --------

NET INCOME (LOSS)                        $  234   $  903  $(1,561)  $  (877)
                                         =======  ======  ========  ========

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS]
================================================================================

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

Minimum future lease payments due during the noncancellable portion of the leases as of June 30, 2002 is as follows:

     December 31, 2002  $ 3,503
     December 31, 2003    5,601
     December 31, 2004    2,497
     December 31, 2005    2,011
     December 31, 2006    1,074
     Thereafter             -0-
                        -------

     TOTAL              $14,686
                        =======

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

     As of August 1, 2002, we owned five Hampton Inn hotels, one Hampton Inn & Suites hotel, one Holiday Inn hotel, one Holiday Inn Express and Suites hotel, four Holiday Inn Express hotels, one Comfort Inn hotel, one Comfort Suites hotel, two Mainstay Suites hotels, one Sleep Inn hotel and one Clarion Suites hotel, which contain an aggregate of 1,580 rooms.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001 ($'s in thousands)

     Our revenues for the six months ended June 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the six month period ended June 30, 2002 were $6,894 an increase of $747, or 10.8%, as compared to percentage lease revenues of $6,147 for the same period during 2001. The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from the Holiday Inn New Cumberland, Hampton Inn & Suites, Hershey and other existing properties and from a full six months of operations at the Mainstay Suites and Sleep Inn, King of Prussia that was acquired on June 1, 2001.

     Percentage lease revenues from continuing operations were also slightly higher for the six months ended June 30, 2002 due to the sale of the Sleep Inn, Corapolis effective January 1, 2002. Total revenues related to the Sleep Inn,

Corapolis of $420 and income from discontinued operations of $34 for the six months ended June 30, 2001, are included in discontinued operations.

     Net income increased by $257 or 71.2% to $618, for the six months ended June 30, 2002 as compared to net income of $361 for the same period during 2001. The increase in net income is primarily attributable to an increase in percentage lease revenues in addition to a decrease in interest expense and depreciation expense. The increase in net income was partially offset by higher general and administrative expenses during the period.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001 ($'s in thousands)

     Our revenues for the three months ended June 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended June 30, 2002 were $3,975 an increase of $582, or 17.2%, as compared to percentage lease revenues of $3,393 for the same period during 2001.

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

     Percentage lease revenues from continuing operations were also slightly higher for the three months ended June 30, 2002 due to the sale of the Sleep Inn, Corapolis effective January 1, 2002. Total revenues related to the Sleep
Inn, Corapolis of $210 and income from discontinued operations of $10 for the three months ended June 30, 2001, are included in discontinued operations.

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

                                        HERSHA HOSPITALITY TRUST



August 14, 2002                         /s/ Ashish R. Parikh
                                        --------------------
                                        Ashish R. Parikh
                                        Chief Financial Officer