Form 10-Q/A
period 2002-09-30
HERSHA HOSPITALITY TRUST
filed 2003-03-14
CIK 1063344

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

PART I.   FINANCIAL  INFORMATION

Item 1.   Financial  Statements
          HERSHA  HOSPITALITY  TRUST
          Report  of  Independent  Accountant . . . . . . . . . . . . . . 1
          Consolidated Balance Sheets as of September 30, 2002
          [Unaudited] and December 31, 2001 . . . . . . . . . . . . . . . 2
          Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 [Unaudited]. . . . . . 3
          Consolidated Statement of Cash Flows for the nine months ended
          September 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . . 4
          Notes to Consolidated Financial Statements. . . . . . . . . . . 7

          HERSHA HOSPITALITY MANAGEMENT, L.P.
          Report of Independent Accountant. . . . . . . . . . . . . . . .16
          Balance Sheets as of  September 30, 2002 [Unaudited] and
          December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . .17
          Statements of Operations for the three and nine months ended
          September 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . .18
          Statement of Cash Flows for the nine months ended
          September 30, 2002 and 2001 [Unaudited] . . . . . . . . . . . .19
          Notes to Financial Statements . . . . . . . . . . . . . . . . .20

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . 22
          Results of Operations, Nine Months Ended September 30, 2002
          and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
          Results of Operations, Three Months Ended September 30, 2002
          and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
          Liquidity and Capital Resources. . . . . . . . . . . . . . . . 25
          Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . 26
          Seasonality. . . . . . . . . . . . . . . . . . . . . . . . . . 26
          Subsequent Events. . . . . . . . . . . . . . . . . . . . . . . 26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . 26

Item 4.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . 26

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


                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants.

New York, New York
November 1, 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

====================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
====================================================================================================

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                     ---------------  --------------
                                                                          2002             2001
                                                                     ---------------  --------------
ASSETS:                                                                 [UNAUDITED]
                                                                     ---------------
  Cash and cash equivalents                                          $           75   $         167
  Investment in Hotel Properties, Net of Accumulated Depreciation            83,319          88,100
  Escrow and Lease Deposits                                                   1,560           1,647
  Lease Payments Receivable - Related Party                                   4,140           2,376
  Intangibles, Net of Accumulated Amortization                                  964           1,515
  Due from Related Party                                                      2,084           1,884
  Other Assets                                                                  487             328
                                                                     ---------------  --------------
TOTAL ASSETS                                                         $       92,629   $      96,017
                                                                     ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Lines of Credit                                                    $        2,894   $       7,058
  Deposits Payable                                                            1,000           1,000
  Mortgages Payable                                                          53,171          54,477
  Dividends Payable                                                           1,377           1,325
  Due to Related Party                                                        1,068           1,093
  Accounts Payable and Accrued Expenses                                         617             418
                                                                     ---------------  --------------
TOTAL LIABILITIES                                                            60,127          65,371
                                                                     ---------------  --------------

Minority Interest                                                            21,037          20,436
                                                                     ---------------  --------------

Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None
  Issued and Outstanding                                                         --              --

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000
  Shares Authorized, 2,576,101 and 2,275,000 Shares Issued and
  Outstanding at September 30, 2002 and December 31, 2001,
  Respectively (Aggregate Liquidation Preference $15,457 and
  $13,650, Respectively)                                                         26              23

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, -0- Shares Issued and Outstanding at September 30,
  2002 and December 31, 2001, Respectively                                       --              --

  Additional Paid-in Capital                                                 13,679          11,968

  Distributions in Excess of Net Earnings                                    (2,240)         (1,781)
                                                                     ---------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                   11,465          10,210
                                                                     ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $       92,629   $      96,017
                                                                     ===============  ==============

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

=====================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
=====================================================================================================

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                         2002         2001        2002        2001
                                                      -----------  ----------  ----------  ----------
REVENUE:
  Percentage Lease Revenues - HHMLP                   $    3,741   $    3,053  $    9,235  $    7,844
  Percentage Lease Revenues - Other                          700          700       2,100       2,100
  Interest - Related Party                                    63           54         175         105
  Other Revenue                                                1            2           5          20
                                                      -----------  ----------  ----------  ----------
  TOTAL REVENUE                                            4,505        3,809      11,515      10,069

EXPENSES:
  Interest expense                                         1,189        1,195       3,666       3,694
  Land Lease - Related Party                                   -            4           -          11
  Real Estate and Personal Property
    Taxes and Property Insurance                             262          211         774         671
  (Gain) Loss on Disposition of Hotel Properties               -            -           -          12
  General and Administrative                                  95          131         454         411
  Depreciation and Amortization                            1,002          988       3,078       3,082
                                                      -----------  ----------  ----------  ----------
  TOTAL EXPENSES                                           2,548        2,529       7,972       7,881
                                                      -----------  ----------  ----------  ----------

  INCOME BEFORE MINORITY INTEREST AND
    DISCONTINUED OPERATIONS                                1,957        1,280       3,543       2,188

  INCOME ALLOCATED TO MINORITY INTEREST                    2,131        1,071       3,099       1,611

  DISCONTINUED OPERATIONS (NOTE 6):
  Gain on Disposition of Hotel Properties                    469            -         469           -
  Income from Discontinued Operations                          2           25           2          18

  NET INCOME                                          $      297   $      234  $      915  $      595
                                                      ===========  ==========  ==========  ==========

  EARNINGS (LOSS) PER SHARE DATA:
  -------------------------------
  Basic and Diluted - before discontinued operations  $    (0.06)  $     0.09  $     0.18  $     0.25
  Discontinued operations                             $     0.18   $     0.01  $     0.19  $     0.01
  Basic and Diluted Earnings Per Common Share         $     0.12   $     0.10  $     0.37  $     0.26
                                                      ===========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES:
  Basic and Diluted                                    2,576,101    2,275,000   2,500,381   2,275,000

The Accompanying Notes Are an Integral Part of This Consolidated Financial Statement.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
================================================================================

                                                          NINE MONTHS
                                                        ENDED SEPT. 30,
                                                        2002       2001
                                                      ---------  --------
OPERATING ACTIVITIES:
  Net Income                                          $    915   $   595
                                                      ---------  --------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                        3,152     3,335
    Income Allocated to Minority Interest                3,099     1,611
    (Gain) Loss on Disposal of Real Estate                (469)       12
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Lease and Escrow Deposits                               87      (237)
    Lease Payments Receivable - Related Party           (1,764)      642
    Other Assets                                          (159)     (281)
    Due from Related Party                                (200)     (628)
  Increase (Decrease):
    Due to Related Parties                                 (25)     (500)
    Accounts Payable and Accrued Expenses                  199      (253)
                                                      ---------  --------
  Total Adjustments                                      3,920     3,701
                                                      ---------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                4,835     4,296

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                     (3,735)   (4,333)
  Sale of Hotel Property Assets                          5,997     8,826
  Purchase of Intangible Assets                              -       (70)
                                                      ---------  --------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES         2,262     4,423

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit         10,465     3,984
  Repayment of Borrowings Under Line of Credit         (14,629)   (6,400)
  Borrowings from Mortgages Payable                          -         -
  Cash Received from Stock Sales                         1,711         -
  Principal Repayment of Mortgages Payable                (669)      491
  Dividends Paid                                        (1,316)   (1,229)
  Limited Partnership Unit Distributions Paid           (2,751)   (2,586)
  Repayment of Related Party Loans                                (2,958)
                                                      ---------  --------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES        (7,189)   (8,698)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (92)       21
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            167         -
                                                      ---------  --------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $     75   $    21
                                                      =========  ========

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

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party owner operator for $6,300 less transfer costs that are estimated at $93. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 of the Company's line of credit balance.

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

We have future lease commitments from HHMLP through June 2006. Minimum future rental income under these non-cancelable operating leases at September 30, 2002, is as follows:

     December 31, 2002  $ 1,980
     December 31, 2003    6,770
     December 31, 2004    4,049
     December 31, 2005    2,759
     December 31, 2006    1,821
     Thereafter             561
                        -------

     TOTAL              $17,940
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

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these non-cancelable operating leases at September 30, 2002, is as follows:

     December 31, 2002  $  700
     December 31, 2003     946
     Thereafer               0
                        ------

     TOTAL              $1,646
                        ======

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

We have approved the lending of up to $3,000 to certain of our executive officers and trustees and their affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of September 30, 2002 and 2001, certain of our executive officers and trustees and their affiliates owed us $2,000 and $1,800, respectively. Interest income from these advances was $171 and $52 for the nine months ended September 30, 2002 and 2001, respectively.

Our Due from Related Party balance was $2,084 as of September 30, 2002. The September 30, 2002 balance consisted primarily of $2,000 of development line funding, as mentioned above. The remainder of the balance of approximately $84 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable.

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


[4] DEBT

Debt is comprised of the following at September 30, 2002 and December 31, 2001:

                                9/30/02   12/31/01
                                --------  ---------
     Mortgages Payable          $ 53,171  $  54,477
     Revolving Credit Facility     2,894      7,058
                                --------  ---------
     Total Long Term Debt       $ 56,065  $  61,535
                                ========  =========

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
================================================================================

[5] EARNINGS PER SHARE

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  ----------------------  ----------------------
                                                                  SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                                     2002        2001        2002        2001
                                                                  ----------  ----------  ----------  ----------
Income before Minority Interest and
       Discontinued operations                                    $    1,957  $    1,280  $    3,543  $    2,188

Add:   Discontinued Operations                                           471          25         471          18

Less:  Income Attributable to Minority Interest                        2,131       1,071       3,099       1,611
                                                                  ----------  ----------  ----------  ----------

NET INCOME FOR BASIC AND DILUTED EARNINGS PER SHARE               $      297  $      234  $      915  $      595
---------------------------------------------------               ==========  ==========  ==========  ==========

Weighted Average Shares for Basic and Diluted Earnings Per Share   2,576,101   2,275,000   2,500,381   2,275,000

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

Total revenues related to the asset of $210 and $630 and income from discontinued operations of $11 and $45 for the three and nine months ended September 30, 2001, respectively are included in discontinued operations.

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party owner operator for $6,300 less transfer costs that are estimated at $93. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 of the Company's line of credit balance.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================


[6] DISCONTINUED OPERATIONS [CONTINUED]

Total revenues related to the asset of $165 and $528 and income from discontinued operations of $2 and $18 for the three and nine months ended September 30, 2002, respectively are included in discontinued operations. We recognized a gain of $469 in the third quarter of 2002 on the sale of the property. Total revenues related to the asset of $185 and $560 and income from discontinued operations of $14 and $7 for the three and nine months ended September 30, 2001, respectively are included in discontinued operations.


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



                                        MOORE STEPHENS, P.C.
                                        Certified Public Accountants.

New York, New York
November 1, 2002

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
================================================================================

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                         ---------------  --------------
                                                              2002             2001
                                                         ---------------  --------------
CURRENT ASSETS:                                             [UNAUDITED]
  Cash and Cash Equivalents                              $           49   $         222
  Accounts Receivable, less allowance for doubtful
  accounts of $144 and $230 at September 30, 2002 and
  December 31, 2001, respectively                                   694             698
  Prepaid Expenses                                                   12              34
  Due from Related Party - HHLP                                      96              63
  Due from Related Parties                                        1,518           1,097
  Other Assets                                                      800             252
  Assets of Discontinued Operations                                 373               -
                                                         ---------------  --------------
  TOTAL CURRENT ASSETS                                            3,542           2,366

FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION OF
$180 AND $149 AT SEPTEMBER 30, 2002 AND DECEMBER 31,
2001, RESPECTIVELY]                                                 239             293
PROPERTY AND EQUIPMENT                                              883           1,079
CONSTRUCTION IN PROGRESS                                              -               8
                                                         ---------------  --------------

TOTAL ASSETS                                             $        4,664   $       3,746
                                                         ===============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                       $          829   $       1,278
  Accrued Expenses                                                  556             268
  Due to Related Party - HHLP                                         -             310
  Lease Payments Payable - Related Party - HHLP                   3,906           2,376
  Liabilities of Discontinued Operations                             71               -
                                                         ---------------  --------------
  TOTAL CURRENT LIABILITIES                                       5,362           4,232

COMMITMENTS                                                           -               -

PARTNERS' CAPITAL                                                  (698)           (486)
                                                         ---------------  --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $        4,664   $       3,746
                                                         ===============  ==============

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS]
================================================================================

                                        THREE MONTHS ENDED NINE MONTHS ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                           2002    2001     2002      2001
                                          ------  ------  --------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                            $7,888  $7,484  $18,930   $19,595
  Restaurant Revenue                         506     485    1,730     1,244
  Other Revenue                              706     441    1,296     1,233
                                          ------  ------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS      $9,100  $8,410  $21,956   $22,072

EXPENSES:
  Hotel Operating Expenses                 2,871   2,926    7,349     8,073
  Restaurant Operating Expenses              459     463    1,400     1,113
  Advertising and Marketing                  472     570    1,513     1,475
  Bad Debts (Recoveries)                       -     100        -       110
  Depreciation and Amortization               61      58      184       168
  General and Administrative               1,282     874    3,563     2,822
  General and Admin. - Related Parties         -       -        -       434
  Lease Expense - HHLP                     2,765   2,564    8,329     7,793
  Lease Expense - Other Related Parties        -     353        -       353
                                          ------  ------  --------  --------
  TOTAL EXPENSES                          $7,910  $7,908  $22,338   $22,341
                                          ------  ------  --------  --------

  Income (Loss) before Discontinued
  operations                              $1,190  $  502  $  (382)  $  (269)

  Income (Loss) from Discontinued
  operations                              $   32  $   49  $    42   $   (57)

  NET INCOME (LOSS)                       $1,222  $  551  $  (340)  $  (326)
                                          ======  ======  ========  ========

The Accompanying Notes Are an Integral Part of This Financial Statement.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001 [UNAUDITED]
[IN THOUSANDS]
================================================================================


                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                          2002           2001
                                                      -------------  -------------
OPERATING ACTIVITIES:
  Net Income (Loss)                                         $ (340)         $(326)
                                                      -------------  -------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                              191            178
    Allowance for Doubtful Accounts                              -              -
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                          4           (315)
    Prepaid Expenses                                            22           (140)
    Other Assets                                              (548)           (14)
    Due from Related Parties                                  (376)           490
    Assets of Discontinued Operations                         (373)             -
  Increase (Decrease):
    Accounts Payable                                          (449)          (248)
    Accounts Payable - Related Party                             -            (60)
    Lease Payments Payable - HHLP                            1,530           (622)
    Due to Related Parties                                    (310)           902
    Accrued Expenses                                           288            279
    Other Liabilities                                            -             (6)
    Liabilities of Discontinued Operations                      71              -
                                                      -------------  -------------
  Total Adjustments                                             50            444
                                                      -------------  -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (290)           118

INVESTING ACTIVITIES
  Property and Equipment                                       (11)           (31)
  Franchise Licenses                                             -            (43)
                                                      -------------  -------------
NET CASH (USED) IN INVESTING ACTIVITIES                        (11)           (74)

FINANCING ACTIVITIES
  Partner's Capital Contribution                               128              -
                                                      -------------  -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      128              -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (173)            44

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  222            623
                                                      -------------  -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                     $   49          $ 667
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

Minimum future lease payments due during the non-cancellable portion of the leases as of September 30, 2002 is as follows:

     December 31, 2002   $1,980
     December 31, 2003    6,770
     December 31, 2004    4,049
     December 31, 2005    2,759
     December 31, 2006    1,821
     Thereafter             561
                        -------

     TOTAL              $17,940
                        =======

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


[3]  DISCONTINUED  OPERATIONS

On September 26, 2002, Hersha Hospitality Limited Partnership ("HHLP") sold the Clarion Suites, Philadelphia, PA to a third party owner operator for $6,300 less transfer costs that are estimated at $93. We have terminated the lease with HHLP as of this date without any fees or penalties incurred by either party.

Total revenues related to the asset of $485 and $1,586 and income from discontinued operations of $32 and $42 for the three and nine months ended September 30, 2002, respectively are included in discontinued operations. Total revenues related to the asset of $537 and $1,668 and income (loss) from discontinued operations of $49 and $(57) for the three and nine months ended September 30, 2001, respectively are included in discontinued operations.


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


RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001 ($'s in thousands)


     Our revenues for the nine months ended September 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the nine month period ended September 30, 2002 were $11,335 an increase of $1,391, or 14.0%, as compared to percentage lease revenues of $9,944 for the same period during 2001. The improvement in lease revenues is primarily attributable to additional percentage lease revenues derived from the Holiday Inn New Cumberland, Hampton Inn & Suites, Hershey and other existing properties and from a full nine months of operations at the Mainstay Suites and Sleep Inn, King of Prussia that was acquired on June 1, 2001.

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

     HHMLP's room revenues from the hotels decreased by $665, or 3.4%, to $18,930 for the nine months ended September 30, 2002, as compared to $19,595 for the same period in 2001. This decrease in revenues is primarily attributable to a decrease in the number of hotel properties leased and managed during the period. Room revenues were slightly offset by an increase in occupancies from 58.7% to 63.0% and an increase in revenues per available room from $44.29 to $50.66.

     The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

     The following table shows certain other information for the periods indicated.

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                     2002          2001
                                 ------------  ------------
          Occupancy rate                63.0%         58.7%
          ADR                    $     80.44   $     75.43
          REVPAR                 $     50.66   $     44.29
          Room revenue            20,357,036    21,115,384
          Room nights available      401,866       476,806
          Room nights occupied       253,073       279,951

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001 ($'S IN THOUSANDS)


     Our revenues for the three months ended September 30, 2002 and 2001, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended September 30, 2002 were $4,441 an increase of $688, or 18.3%, as compared to percentage lease revenues of $3,753 for the same period during 2001.

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

     Net income increased by $63 or 26.9% to $297, for the three months ended September 30, 2002 as compared to net income of $234 for the same period during 2001. The increase in net income is primarily attributable to higher percentage lease revenues as described above, and decreased interest expense. The increase in net income was also attributable to a gain of $469 attributable to the sale of the Clarion Suites, Philadelphia, PA. Net income was offset by an increased income allocation to the Minority Interest holders to $2,131 from $1,071 for the same period during 2001.

     HHMLP's room revenues from the hotels increased by $404, or 4.3%, to $7,888 for the three months ended September 30, 2002, as compared to $7,484 for the same period in 2001.

     This increase in revenues is primarily attributable to an increase in occupancies from 66.4% to 70.1% and a increase in revenues per available room from $54.07 to $64.13.

     HHMLP maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

     The following table shows certain other information for the periods indicated.

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                    2002         2001
                                 -----------  -----------
          Occupancy rate               70.1%        66.4%
          ADR                    $    90.36   $    81.46
          REVPAR                 $    64.13   $    54.07
          Room revenue            8,337,088    7,993,149
          Room nights available     129,996      147,842
          Room nights occupied       92,266       98,120

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


Date:   November 14, 2002                             /s/  Hasu  P.  Shah
        -----------------                             -------------------
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


Date:   November 14, 2002                             /s/  Ashish  R.  Parikh
        -----------------                             -----------------------
                                                      Ashish  R.  Parikh
                                                      Chief  Financial  Officer