Form 10-K
period 2002-12-31
HERSHA HOSPITALITY TRUST
filed 2003-03-31
CIK 1063344

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

                  For the fiscal year ended December 31, 2002

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

       Registrant's telephone number, including area code: (717) 770-2405

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                       Name of each exchange on which registered
------------------------------------------------------  -----------------------------------------
PRIORITY CLASS A COMMON SHARES OF BENEFICIAL INTEREST,  AMERICAN STOCK EXCHANGE
PAR VALUE $.01 PER SHARE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of June 28, 2002, was approximately $15.97 million.

     As of March 27, 2003, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,576,863.

     Documents Incorporated By Reference: Portions of the 2002 Hersha Hospitality Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 28, 2003 are incorporated by reference into Part III hereof.

                                   HERSHA HOSPITALITY TRUST

                                           INDEX


                                                                                            FORM 10-K
                                                                                             REPORT
ITEM NO.                                                                                      PAGE
-------                                                                                     ---------
                                           PART I


1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
4.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . .         24
5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . .         24
6.   SELECTED FINANCIAL AND OPERATING DATA . . . . . . . . . . . . . . . . . . . . . . . .         25
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . . . .         34
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . .         36
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES         79
10.  TRUSTEES AND EXECUTIVE OFFICERS OF OUR COMPANY. . . . . . . . . . . . . . . . . . . .         79
11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . .         79
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . .         79
14.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79
15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . .         80

                CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS


     This report contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in the sections entitled "Growth Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and those discussed in any documents filed by us with the Securities and Exchange Commission that could cause actual results to differ. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.



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

     We completed an initial public offering of two million of our Class A Priority Common Shares on January 26, 1999 at $6.00 per share. In addition, on February 5, 1999, we sold an additional 275,000 Class A Priority Common Shares pursuant to an over allotment option granted to the underwriter in our initial public offering. During the quarter ended March 31, 2002, we sold in a public offering an additional 300,000 Priority Class A Common Shares. Our Priority Class A Common Shares are traded on the American Stock Exchange under the symbol "HT."

     In connection with our initial public offering of priority common shares, our operating partnership, Hersha Hospitality Limited Partnership, acquired ten initial hotels in exchange for (i) 4,032,431 subordinated units of operating partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6.1 million was repaid immediately after the acquisition of the hotels using the proceeds of the offering. Since our initial public offering, we have purchased an additional 16 hotels and disposed of 8 hotels. Of the eight hotels that we sold, four of the hotels consisted of properties contributed at our initial public offering. We currently own 18 hotels, which we acquired in exchange for (i) an aggregate of 5,099,722 subordinated units of operating partnership interest in the partnership that are redeemable for the same number of Class B Common Shares and
(ii) the assumption of approximately $67.1 million of indebtedness, the current balance of which is approximately $65.3 million.

     We own our hotels through our operating partnership of which we are the general partner and own 36.1% of the partnership interests. In order for us to qualify as a REIT, we cannot operate our hotels. Therefore, we lease each of our hotels to management companies to operate our hotels. We lease 14 of our hotels to Hersha Hospitality Management, L.P. (HHMLP), a Pennsylvania limited partnership. HHMLP is owned in part by three of our executive officers, two of our trustees and their affiliates. We lease the remaining four hotels located in Atlanta, Georgia to subsidiaries of Noble Investment Group, Ltd., an unaffiliated third party real estate development and hotel management company. In addition, HHMLP provides administrative services to us for a fixed annual fee. We have five executive officers, and these officers are our only employees.

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

     As of December 31, 2002, we owned the following 18 hotels:

-------------------------------------------------------------------------------------
                       NUMBER OF                                            NUMBER OF
HOTELS                   ROOMS                     HOTELS                     ROOMS
-------------------------------------------------------------------------------------
HOLIDAY INN EXPRESS:              HOLIDAY INN EXPRESS AND SUITES:
  Hershey, PA                 85    Harrisburg, PA                                 77
  Duluth, GA                  68  MAINSTAY SUITES:
  Long Island City, NY        79    King of Prussia, PA                            69
  New Columbia, PA            81    Frederick, MD                                  72
HAMPTON INN:                      SLEEP INN:
  Carlisle, PA                95    King of Prussia, PA                            87
  Danville, PA                72  COMFORT SUITES:
  Hershey, PA                110    Duluth, GA                                     85
  Newnan, GA                  91  HOLIDAY INN HOTEL AND CONFERENCE CENTER:
  Peachtree, GA               61    Harrisburg, PA                                196
  Selinsgrove, PA             75  DOUBLETREE CLUB
COMFORT INN:                        JFK Airport, NY                               110
  Harrisburg, PA              81
-------------------------------------------------------------------------------------
                                  Total Rooms                                   1,594
                                                                            =========

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

     Effective January 1, 2002, we acquired the Mainstay Suites, Frederick, Maryland. We acquired this 72-room hotel from certain executive officers and trustees for approximately $5.5 million.

     On November 1, 2002, we completed the acquisition of the Doubletree Club at the JFK International Airport, Jamaica, NY. We also acquired this 110-room hotel from affiliates of certain of our executive officers and trustees for $11.5 million.

     We have leased both of these hotels to HHMLP under percentage lease terms similar to other leases that we have entered into with them in previous transactions.

FINANCING

     We may finance additional investments in hotels, in whole or in part, with undistributed cash, issuances of priority common shares, preferred stock or operating partnership units, cash received from the disposition of hotels or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the aggregate purchase prices paid for the hotels in which we invest. Our Board of Trustees, however, may change the debt policy without the approval of our shareholders. The aggregate purchase prices for our eighteen hotels, owned as of December 31, 2002, was approximately $108.0 million, and our indebtedness at December 31, 2002 was approximately $65.3 million, which represents approximately 60.5% of the aggregate purchase price for our hotels.

     In February 2000, we entered into a portfolio refinancing of seven of our hotel properties for approximately $22.1 million. Outstanding borrowings under the refinancing bear interest at a fixed rate of 8.94%, have a total loan amortization period of 23.5 years and have a maturity date of February 2010. The first eighteen months of the loan were structured to be interest only financing with no principal pay off during the period. The loan proceeds were utilized to pay off existing loans, to pay accrued distributions to the limited partners of our operating partnership and to acquire hotel properties.

     We maintain a credit line with Sovereign Bank for $11.5 million. Outstanding borrowings under the line of credit bear interest at the bank's prime rate. The line of credit is collateralized by a first mortgage on one of our hotels. The interest rate on borrowings under the line of credit at December 31, 2002 was 4.25%. The line of credit expires on December 31, 2004. The outstanding principal balance on the line of credit was approximately $3.8 million at December 31, 2002.

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

DISPOSITION

     We will evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management's forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management's forecast of the strength of the hotel's cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales.

     We have sold four hotels since the initial public offering to third parties and have sold four hotels back to some of our executive officers, trustees and their affiliates to prevent the REIT from having to take on seller financing, including the Sleep Inn, Corapolis, PA as described below. Three of these hotels were ultimately sold to third parties on substantially the same terms (except for the terms of the seller financing) as the terms of the sales to our executive officers, trustees and their affiliates. The business purpose of the sales was to dispose of assets that did not satisfy our investment criteria.

     We sold two properties during 2002. The property sales were undertaken as a result of our strategic and cash flow forecasts of the individual hotels and other strategic criteria mentioned above. The Clarion Suites, Philadelphia was sold directly to third party owner operators for approximately $6.3 million. We sold the Sleep Inn, Corapolis, PA to affiliates of certain of our executive officers and trustees for $5.5 million. This hotel was initially purchased from affiliates of certain of our executive officers and trustees for $5.5 million. As of March 27, 2003, the Sleep Inn, Corapolis, PA had not been sold to a third party due to difficult market conditions.

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

     On January 1, 2002, we issued an aggregate of 333,541 additional operating partnership units in connection with the re-pricing of the Holiday Inn Express & Suites, Harrisburg, the Hampton Inn & Suites, Hershey and the Hampton Inn, Danville, Pennsylvania.

     We and some of our executive officers, trustees and their affiliates have agreed to enter into an option agreement that would allow for an extension of the fixed rent and repricing periods for the Mainstay Suites and Sleep Inn hotel, King of Prussia, Holiday Inn Express, Long Island City, NY, Doubletree Club, JFK, NY and the Mainstay Suites, Frederick, MD. These hotels were purchased by the REIT with anticipated repricing dates from December 31, 2002 to December 31, 2004. Due to the current operating environment, the ramp up and stabilization for these newly-built properties is forecasted to take longer than initially projected. The fixed rent period will be extended to coincide with the extension period of the repricing period. We will maintain the right to sell each of these properties back to the executive officers, trustees and their affiliates that initially sold the hotels to us at the end of the applicable repricing period if adequate stabilization has not occurred during the repricing period for a price not less than the purchase price of the asset.

PROPERTY  MANAGEMENT

     In order for us to qualify as a REIT, neither we, our operating partnership nor the subsidiary partnerships can operate hotels. Therefore, each of the hotels is leased to a lessee under percentage leases. We currently lease properties to HHMLP and Noble. HHMLP commenced operations on January 1, 1999 and as of December 31, 2002 leased 14 hotel properties from our operating partnership and also managed other properties for affiliates of certain of our executive officers and trustees. Noble is an independent third party real estate development and management company based in Atlanta, GA.

DISTRIBUTIONS

     We have made sixteen consecutive quarterly distributions to the holders of our priority common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders.

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

     The priority common shares have a priority period which expires on the earlier of (i) January 26, 2004 and (ii) an election by us to end the priority period within 15 days if the share price remains over $7.00 per share for these 15 days. During the priority period, holders of the priority common shares are entitled to receive, prior to any distributions either to the holders of the operating partnership units or to the holders of the Class B Common Shares, cumulative dividends in an amount per priority common share equal to $0.18 per quarter. After holders of the priority common shares have received the $0.18 quarterly distribution, holders of the operating partnership units and the Class B Common Shares are entitled to receive an amount per operating partnership unit or Class B Common Share equal to the distribution paid to the holders of the priority common shares. Thereafter, holders of priority common shares and the holders of the operating partnership units and the Class B Common Shares are entitled to receive future distributions on a pro rata basis. As of December 31, 2002, no Class B Common Shares are outstanding. Thus, the priority common shares have priority distribution rights only with respect to the outstanding operating partnership units. In the future, we may issue additional priority common shares, and our partnership may issue operating partnership units that are not subordinated to the priority common shares.

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

     We have entered into an Administrative Services Agreement with HHMLP for HHMLP to provide accounting and securities reporting services to us. The terms of the agreement provide for a fixed annual fee of $80,000 with an additional fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to our portfolio. Based upon the revised 11.5% to 12.5% pricing methodology, the administrative services agreement was reduced by $75,000 per year as of January 1, 2001. Each of the lessees has advised us that its relationship with its employees is good.

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

BUSINESS  RISKS

     The hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels, which can adversely affect occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect a lessee's ability to make lease payments and, therefore, our ability to make expected distributions to shareholders. Further, decreases in room revenue at the hotels will result in decreased revenue to our partnership and the subsidiary partnerships, as applicable, under the percentage leases.

ENVIRONMENTAL  RISKS

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. In connection with the ownership of the hotels, we, our partnership or the subsidiary partnerships may be potentially liable for any such costs.

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

     Holiday Inn Express and Holiday Inn are registered trademarks of Six Continents Hotels Plc; Hampton Inn and Doubletree Club are registered trademarks of Hilton Hotels Corporation, and Comfort Inn, Comfort Suites, Mainstay Suites, Sleep Inn and Clarion Suites are registered trademarks of Choice Hotels International.

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

     The following table sets forth certain information in connection with the franchise licenses:

HOTEL                                              EFFECTIVE DATE     EXPIRATION DATE    FRANCHISE FEE(1)
-----------------------------------------------  ------------------  ------------------  ----------------
Comfort Inn, Harrisburg, PA                      May 15, 1998        May 15, 2018                   8.85%
Comfort Suites, Duluth, GA                       May 19, 2000        May 19, 2020                   8.00%
Doubletree Club, Jamaica, NY (2)                 April 25, 2001      April 24, 2023                 6.00%
Hampton Inn, Peachtree, GA                       April 20, 2000      April 19, 2021                 8.00%
Hampton Inn, Newnan, GA                          April 20, 2000      April 19, 2021                 8.00%
Hampton Inn, Selinsgrove, PA                     September 12, 1996  September 11, 2016             8.00%
Hampton Inn, Carlisle, PA                        June 16, 1997       June 15, 2017                  8.00%
Hampton Inn, Danville, PA                        March 28, 1997      March 27, 2018                 8.00%
Hampton Inn & Suites, Hershey, PA                September 24, 1998  September 23, 2019             8.00%
Holiday Inn Hotel and Conference Center,
Harrisburg, PA                                   September 29, 1995  September 29, 2005             7.50%
Holiday Inn Express, Duluth, GA                  May 20, 2000        May 20, 2010                   8.00%
Holiday Inn Express, Hershey, PA                 September 30, 1997  September 30, 2007             8.00%
Holiday Inn Express, New Columbia, PA            December 3, 1997    December 3, 2007               8.00%
Holiday Inn Express, Long Island City, NY        December 28, 2000   December 28, 2010              8.00%
Holiday Inn Express and Suites, Harrisburg, PA   December 22, 1999   December 22, 2009              8.00%
Mainstay/Sleep Inn, King of Prussia, PA          November 30, 1997   November 30, 2017              7.50%
Mainstay Suites, Frederick, MD (2)               April 4, 2000       April 3, 2020                  4.00%

     (1)  Percentage  of  room  revenues  payable  to  the  franchisors.

     (2) Franchise Fees are structured to increase on a yearly basis during the first five years of operations.

TAX  STATUS

     We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on the portion of our income that is distributed to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to Federal income and excise taxes on our undistributed income.

     Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 2002 and 2001 distributions, 89.8% and 89.0%, respectively, is considered ordinary income while 10.2% and 11.0%, respectively, is considered a non-taxable return of capital. All of the 2000 distributions were considered ordinary income.

AVAILABLE  INFORMATION

     Our Internet website address is: www.hersha.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information of our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

ITEM 2.   PROPERTIES

     The following table sets forth certain information with respect to the hotels we owned as of December 31, 2002.

                                                      Twelve Months Ended December 31, 2002
                                  -----------------------------------------------------------------------------
                                                                                           Average
                                   Year   Number of     Room         Other                  Daily
                                  Opened    Rooms      Revenue    Revenue(1)   Occupancy     Rate    REVPAR(2)
                                  ------  ---------  -----------  -----------  ----------  --------  ----------
HOTELS
------
COMFORT INN:
  Harrisburg, PA . . . . . . . .    1998         81  $ 1,451,148  $    34,487       64.4%  $  78.20  $    50.33

COMFORT SUITES:
  Duluth, GA . . . . . . . . . .    1996         85  $ 1,096,909  $    29,549       57.8%  $  61.37  $    35.45

DOUBLETREE CLUB
  Jamaica, NY (3). . . . . . . .    2002        110  $ 2,525,846  $   357,564       59.5%  $ 105.66  $    62.91

HAMPTON INN
  Peachtree City, GA . . . . . .    1994         61  $ 1,065,300  $    34,284       73.3%  $  65.28  $    47.85
  Newnan, GA . . . . . . . . . .    1996         91  $ 1,446,082  $    27,776       68.4%  $  63.62  $    43.54
  Selinsgrove, PA (4). . . . . .    1996         75  $ 1,832,635  $    35,756       77.6%  $  87.40  $    67.85
  Carlisle, PA . . . . . . . . .    1997         95  $ 1,901,593  $    24,769       65.4%  $  82.08  $    53.71
  Danville, PA . . . . . . . . .    1998         72  $ 1,533,644  $    25,879       71.5%  $  81.66  $    58.36
  Hershey, PA. . . . . . . . . .    1999        110  $ 2,721,697  $    67,213       57.3%  $ 118.23  $    67.79

HOLIDAY INN:
  Harrisburg, PA . . . . . . . .    1970        196  $ 2,954,492  $ 2,472,350       56.7%  $  72.45  $    41.08


HOLIDAY INN EXPRESS:
  Duluth, GA . . . . . . . . . .    1996         68  $ 1,080,225  $    21,123       62.3%  $  69.89  $    43.52
  Hershey, PA. . . . . . . . . .    1997         85  $ 1,971,923  $    24,441       62.1%  $ 111.57  $    69.26
  New Columbia, PA . . . . . . .    1997         81  $ 1,412,168  $    18,114       63.0%  $  76.82  $    48.36
  Long Island City, NY . . . . .    2001         79  $ 1,909,708  $    32,635       74.5%  $  94.28  $    70.19

HOLIDAY INN EXPRESS AND SUITES:
  Harrisburg, PA NY. . . . . . .    1997         77  $ 1,516,106  $    17,278       65.9%  $  82.91  $    54.65

MAINSTAY SUITES:
  Frederick, MD. . . . . . . . .    2000         72  $ 1,214,359  $    35,140       74.8%  $  60.93  $    45.58
  King of Prussia, PA. . . . . .    2000         69  $ 1,268,747  $    83,109       60.2%  $  83.74  $    50.38

SLEEP INN:
  King of Prussia, PA. . . . . .    2000         87  $ 1,117,017  $    23,151       56.7%  $  68.27  $    38.74

Total                                         1,594  $30,019,599  $ 3,364,618
                                                     -----------  -----------

Total Revenues                                       $ 33,384217
                                                     ===========

Weighted average                                                                    64.0%  $  82.04  $    52.34

---------------
(1)  Represents  restaurant  revenue,  telephone  revenue  and  other  revenue.

(2) REVPAR is determined by dividing room revenue by available rooms for the applicable period.

(3)  Hotel  opened  in  January  2002.

(4) A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years.


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

     DOUBLETREE CLUB, JFK INTERNATIONAL AIRPORT, JAMAICA, NY

     Description. The Doubletree Club, JFK Airport, Jamaica, New York is located 16 miles from Manhattan, and is adjacent to the JFK International Airport. Opened in January 2002, this 110-room hotel features high-speed internet access in all rooms, a 24-hour business center with printers and computers, a fitness room and a full service restaurant.

     Guest Profile and Local Competition. Located near JFK Airport and close to Manhattan, this hotel's main source of room nights is business travelers and transient leisure travelers utilizing the JFK Airport. The main competitors in the area are the Ramada Plaza JFK, Hampton Inn, Courtyard by Marriott and the Radisson Hotel JFK Airport.

     HAMPTON  INN,  PEACHTREE,  GEORGIA

     Description. This Hampton Inn is located in the Atlanta community of Peachtree City. This 61-room, limited service hotel opened in 1994. A poured concrete structure, this two-story building features the traditional Hampton Inn architecture with metal rooflines and an ample porte-cochere. This hotel features an outdoor pool and has a well equipped fitness facility. The hotel has a meeting room that can accommodate 25 persons.

     Guest Profile and Local Competition. Peachtree City is home to over ten Fortune 500 companies and boasts a two million square foot industrial park.
Several major Japanese companies, including Panasonic, Hoshizaki, TDK and Shinsei, are located in Peachtree City. The hotel's primary competitors are the Holiday Inn, Sleep Inn, and Days Inn located in Peachtree City.

     HAMPTON  INN,  NEWNAN,  GEORGIA

     Description. The Hampton Inn, Newnan is located in one of Atlanta's fastest growing counties. This 91-room hotel sits adjacent to Interstate I-85 and features traditional Hampton Inn architecture with three floors on poured concrete. This hotel features an outdoor pool, fitness centers, and full-service meeting room.

     Guest Profile and Local Competition. The primary demand generators for the Hampton Inn, Newnan include several major corporations located in the industrial park, which include Yokogawa, Johnson-Yokogawa, Yamaha, Kawasaki, Ryder, Ritchie Brothers, and Southern States Vehicle Auctions. The industrial park is slated for expansion and Coweta County's population has grown by over 40% since 1991. Leisure demand is generated by weddings, festivals, local racetracks and a tourist base. The main competition for this hotel includes the Jameson Inn, Springhill Suites, Comfort Inn, Best Western and Holiday Inn Express.

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

     MAINSTAY  SUITES,  FREDERICK,  MD

     Description. The Mainstay Suites, Frederick, Maryland is an all-suites extended stay hotel located near the office parks of Frederick and convenient to Baltimore and Washington, D.C. Each suite features a separate living area and fully equipped kitchen and dining area. The property also features a fitness room and indoor pool. There are also several suites with computers available in the room.

     Guest Profile and Local Competition. The Frederick market has experienced significant growth over the past five years due to the development of new office parks and governmental agencies due to its proximity to Baltimore and Washington, D.C. Both governmental agencies and private companies utilize this hotel for long-term accommodations for their employees. Tourist attractions in close proximity to Frederick also attract leisure travelers that complement the corporate and governmental business. The primary competition for this hotel comes from the Residence Inn, Frederick and the Courtyard, Frederick.

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

     The following table sets forth certain information with respect to each of our hotels:

                                                         YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                 2002     2001     2000     1999     1998
                                               --------  -------  -------  -------  -------
COMFORT INN - HARRISBURG, PA (1)
   Occupancy                                      64.4%    58.9%    63.9%    60.3%    54.4%
   ADR                                         $ 78.20   $75.48   $73.91   $68.38   $65.88
   REVPAR                                      $ 50.33   $44.47   $47.20   $41.23   $35.85

COMFORT SUITES, DULUTH, GA
   Occupancy                                      57.8%    70.4%    73.4%    71.8%    71.9%
   ADR                                         $ 61.37     66.3%  $68.38   $67.70   $64.69
   REVPAR                                      $ 35.45   $46.70   $50.20   $48.59   $46.53


DOUBLETREE CLUB, JFK AIRPORT, JAMAICA, NY (2)
   Occupancy                                      59.5%
   ADR                                         $105.66
   REVPAR                                      $ 62.91

HAMPTON INN, PEACHTREE CITY, GA
   Occupancy                                      73.3%    68.1%    71.5%    74.5%    79.6%
   ADR                                         $ 65.28   $67.64   $67.81   $68.21   $65.31
   REVPAR                                      $ 47.85   $46.04   $48.46   $50.79   $51.96

HAMPTON INN, NEWNAN, GA
   Occupancy                                      68.4%    74.1%    71.4%    81.7%    79.8%
   ADR                                         $ 63.62   $64.68   $65.17   $64.23   $63.37
   REVPAR                                      $ 43.54   $47.91   $46.50   $52.46   $50.53

                                                           Year Ended December 31,
                                               -----------------------------------------------
                                                 2002      2001      2000      1999     1998
                                               --------  --------  --------  --------  -------
HAMPTON INN - SELINSGROVE, PA
   Occupancy                                      77.6%     80.6%     82.3%     80.7%    78.6%
   ADR                                         $ 87.40   $ 81.50   $ 75.54   $ 69.80   $65.58
   REVPAR                                      $ 67.85   $ 65.66   $ 62.16   $ 56.31   $51.57

HAMPTON INN - CARLISLE, PA
   Occupancy                                      65.4%     69.2%     71.4%     68.8%    66.8%
   ADR                                         $ 82.08   $ 76.71   $ 72.96   $ 70.10   $63.63
   REVPAR                                      $ 53.71   $ 53.09   $ 52.08   $ 48.26   $42.48

HAMPTON INN, DANVILLE, PA (3)
   Occupancy                                      71.5%     73.8%     77.4%     68.5%    46.6%
   ADR                                         $ 81.66   $ 79.41   $ 71.54   $ 63.62   $61.97
   REVPAR                                      $ 58.36   $ 58.57   $ 55.34   $ 43.60   $28.85

HAMPTON INN & SUITES, HERSHEY, PA (4)
   Occupancy                                      57.3%     50.4%     46.7%     30.2%
   ADR                                         $118.23   $106.15   $111.45   $ 80.07
   REVPAR                                      $ 67.79   $ 53.45   $ 52.02   $ 24.20

HOLIDAY INN HOTEL AND CONFERENCE CENTER
- HARRISBURG, PA
   Occupancy                                      56.7%     56.1%     61.1%     62.3%    63.5%
   ADR                                         $ 72.45   $ 68.81   $ 69.92   $ 69.76   $68.34
   REVPAR                                      $ 41.08   $ 38.62   $ 42.75   $ 43.48   $43.37

HOLIDAY INN EXPRESS, DULUTH, GA
   Occupancy                                      62.3%     69.7%     75.2%     75.2%    70.3%
   ADR                                         $ 69.89   $ 71.13   $ 68.24   $ 65.07   $64.38
   REVPAR                                      $ 43.52   $ 49.55   $ 51.31   $ 48.91   $45.24

HOLIDAY INN EXPRESS - HERSHEY, PA
   Occupancy                                      62.1%     59.3%     57.0%     59.2%    64.4%
   ADR                                         $111.57   $107.98   $108.44   $101.91    81.25
   REVPAR                                      $ 69.26   $ 64.08   $ 61.84   $ 60.36   $52.33

HOLIDAY INN EXPRESS - NEW COLUMBIA, PA
   Occupancy                                      63.0%     60.6%     60.0%     55.2%    49.3%
   ADR                                         $ 76.82   $ 70.69   $ 66.81   $ 61.34   $58.96
   REVPAR                                      $ 48.36   $ 42.81   $ 40.12   $ 33.83   $29.08

HOLIDAY INN EXPRESS, LONG ISLAND CITY, NY (5)
   Occupancy                                      74.5%     57.5%
   ADR                                         $ 94.28   $114.63
   REVPAR                                      $ 70.19   $ 65.86

HOLIDAY INN EXPRESS & SUITES, HARRISBURG, PA
   Occupancy                                      65.9%     66.4%     63.4%     54.4%    24.5%
   ADR                                         $ 82.91   $ 76.64   $ 76.26   $ 61.83   $63.77
   REVPAR                                      $ 54.65   $ 50.87   $ 48.32   $ 33.66   $15.61

MAINSTAY SUITES, KING OF PRUSSIA, PA (6)
   Occupancy                                      60.2%     51.5%     35.7%
   ADR                                         $ 83.74   $ 80.11   $ 85.79
   REVPAR                                      $ 50.38   $ 41.26   $ 30.60

MAINSTAY SUITES, FREDERICK, MD (7)
   Occupancy                                      74.8%     84.6%     81.1%
   ADR                                         $ 60.93   $ 59.29   $ 59.39
   REVPAR                                      $ 45.58   $ 50.17   $ 48.16

SLEEP INN, KING OF PRUSSIA, PA (6)
   Occupancy                                      56.7%     57.4%     35.7%
   ADR                                         $ 68.27   $ 73.47   $ 74.48
   REVPAR                                      $ 38.74   $ 42.15   $ 26.62

---------------

(1) This hotel opened in May 1998 and, thus, the data shown for 1998 represents approximately eight months of operations.

(2)  This  hotel  opened  in  January  2002.

(3) This hotel opened in September 1998 and, thus, the data shown for 1998 represents approximately four months of operations.

(4) This hotel opened in September 1999 and, thus, the data shown for 1999 represents approximately four months of operations.

(5) This hotel opened in May 2001 and, thus, the data shown for 2001 represents approximately eight months of operations.

(6) This hotel opened in September 2000 and, thus, the data shown for 2000 represents approximately four months of operations.

(7) This hotel opened in April 2000 and, thus, the data shown for 2000 represents approximately nine months of operations.

THE PERCENTAGE LEASES

     Our hotels are operated by our lessees, HHMLP and Noble, pursuant to percentage leases. We intend to lease any hotels acquired in the future to operators, including both our lessees and operators unaffiliated with our lessees. We anticipate that future leases with our lessees generally will be similar to the percentage leases. Future leases with operators unaffiliated with our lessees may or may not be similar to the percentage leases. We will negotiate the terms and provisions of each future lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

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

     The following table sets forth (i) room revenue, (ii) other revenue, (iii) the fixed rent, if applicable, (iv) the annual base rent and (v) the percentage rent formulas:


                          Room         Other        Initial        Annual                      Percentage
Hotel                  Revenue(1)   Revenue(1)     Fixed Rent    Base Rent                    Rent Formula
---------------------  -----------  -----------  --------------  ----------  -----------------------------------------------

COMFORT INN:
Harrisburg, PA         $ 1,451,148  $    34,487  N/A             $  234,000  40.7% of room revenue up to $980,050, plus
                                                                             65.0% of room revenue in excess of $980,050
                                                                             but less than $1,153,000, plus 29.0% of room
                                                                             revenue in excess of $1,153,000, plus 8.0% of
                                                                             all non-room revenue.
COMFORT SUITES:
Duluth, GA             $ 1,096,909  $    29,549  N/A             $  745,000  47.54% of room revenue up to $1,567,000,
                                                                             plus 40% of room revenue in excess of
                                                                             $1,567,000.
DOUBLETREE CLUB:
JFK International      $ 2,525,846  $   357,564  $ 1,587,000(2)  $  747,500  53.3% of room revenue up to $2,000,000, plus
Airport, Jamaica, NY                                                         65.0% of room revenue in excess of
                                                                             2,000,000 but less than $2,750,000, plus
                                                                             29.0% of room revenue in excess of
                                                                             2,750,000, plus 8.0% of all non-room
                                                                             revenue.

HAMPTON INN:
Peachtree City, GA     $ 1,065,300  $    34,284  N/A             $  557,000  46.85% of room revenue up to $1,189,000,
                                                                             plus 40% of room revenues in excess of
                                                                             $1,189,000.
Newnan, GA             $ 1,446,082  $    27,776  N/A             $  965,000  53.76% of room revenue up to $1,795,000,
                                                                             plus 40% of room revenues in excess of
                                                                             $1,795,000.
Selinsgrove, PA        $ 1,832,635  $    35,756  N/A             $  308,469  49.0% of room revenue up to $1,081,152, plus
                                                                             65.0% of room revenue in excess of
                                                                             1,081,152 but less than $1,271,943, plus
                                                                             29.0% of room revenue in excess of
                                                                             1,271,943, plus 8.0% of all non-room
                                                                             revenue.
Carlisle, PA           $ 1,901,593  $    24,769  N/A             $  325,000  42.3% of room revenue up to $1,293,906, plus
                                                                             65.0% of room revenue in excess of
                                                                             1,293,906 but less than $1,522,242, plus
                                                                             29.0% of room revenue in excess of
                                                                             1,522,242, plus 8.0% of all non-room
                                                                             revenue.
Danville, PA           $ 1,533,644  $    25,879  N/A             $  234,000  43.2% of room revenue up to $916,749, plus
                                                                             65% of room revenue in excess of $916,749
                                                                             but less than $1,078,528, plus 29.0% of room
                                                                             revenue in excess of $1,078,528, plus 8.0% of
                                                                             all non-room revenue.
Hershey, PA            $ 2,721,697  $    67,213  N/A             $  487,528  51.2% of room revenue up to $1,643,560, plus
                                                                             65% of room revenue in excess of $1,643,560
                                                                             but less than $1,993,600, plus 29.0% of room
                                                                             revenue in excess of 1,933,600, plus 8.0% of
                                                                             all non-room revenue.


                          Room         Other        Initial        Annual                      Percentage
Hotel                  Revenue(1)   Revenue(1)     Fixed Rent    Base Rent                    Rent Formula
---------------------  -----------  -----------  --------------  ----------  -----------------------------------------------

HOLIDAY INN HOTEL
AND CONFERENCE
CENTER:
Harrisburg, PA         $ 2,954,492  $ 2,472,350  N/A             $  675,921  44.3% of room revenue up to $2,638,247, plus
                                                                             65% of room revenue in excess of $2,638,247
                                                                             but less than $3,103,820, plus 31.0% of room
                                                                             revenues in excess of $3,103,820, plus 8.0% of
                                                                             all non-room revenue.
HOLIDAY INN EXPRESS
Duluth, GA             $ 1,080,225  $    21,123  N/A             $  533,000  43.47% of room revenue up to $1,226,000,
                                                                             plus 40% of room revenues in excess of
                                                                             $1,226,000.

Hershey, PA            $ 1,971,923  $    24,441  N/A             $  364,000  42.1% of room revenue up to $1,479,523, plus
                                                                             65.0% of room revenue in excess of
                                                                             1,479,523 but less than $1,740,615, plus
                                                                             29.0% of room revenue in excess of
                                                                             1,740,615, plus 8.0% of all non-room
                                                                             revenue.

New Columbia, PA       $ 1,412,168  $    18,114  N/A             $  227,500  46.7% of room revenue up to $850,986, plus
                                                                             65.0% of room revenue in excess of $850,986
                                                                             but less than $1,001,160, plus 29.0% of room
                                                                             revenue in excess of $1,001,160, plus 8.0% of
                                                                             all non-room revenue.

Long Island City, NY   $ 1,909,708  $    32,635  $1,179,389 (2)  $  552,468  43.96% of room revenue up to $2,117,542, plus 65.0% of room revenue in excess of
                                                                             2,117,542 but less than $2,491,226, plus
                                                                             29.0% of room revenue in excess of
                                                                             2,491,226, plus 8.0% of all non-room
                                                                             revenue.
HOLIDAY INN EXPRESS
& SUITES:
Harrisburg, PA         $ 1,516,106  $    17,278  N/A             $  175,500  35.3% of room revenue up to $855,611, plus
                                                                             65% of room revenue in excess of $855,611
                                                                             but less than $1,006,601, plus 29.0% of room
                                                                             revenue in excess of $1,006,601, plus 8.0% of
                                                                             all non-room revenue.
MAINSTAY SUITES:
Frederick, MD          $ 1,214,359  $    35,140  $  770,790 (2)  $  357,535  50.0% of room revenue up to $1,246,688 plus
                                                                             65% of room revenues in excess of $1,246,688
                                                                             but less than $1,466,692 plus 29.0% of room
                                                                             revenue in excess of $1,466,692, plus 8.0% of
                                                                             all non-room revenue.
MAINSTAY SUITES AND
SLEEP INN:
King of Prussia,       $ 2,385,764  $   106,260  $1,352,010 (2)  $  613,798  43.7% of room revenue up to $2,434,590 plus
PA(3)                                                                        65% of room revenues in excess of $2,434,590
                                                                             but less than $2,864,224 plus 29.0% of room
                                                                             revenue in excess of $2,864,224, plus 8.0% of
                                                                             all non-room revenue.

(1)  For  year  ended  December  31,  2002.
(2)  Property  is  within  the  Initial  fixed  rent  period.
(3) Dual branded hotel that includes both a Mainstay Suites and a Sleep Inn under one roof. We entered into one lease with respect to these two hotels.

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

     In the event of damage to or destruction of any hotel, covered by insurance, that renders the hotel unsuitable for its primary intended use, the percentage lease will terminate as of the date of the casualty, neither we nor our lessees shall have any further liability under the percentage lease, and we will retain all insurance proceeds after the payment of all mortgage obligations. In the event of damage to or destruction of any hotel covered by insurance that does not render that hotel unsuitable for its primary intended use, we (or, at our election, our lessees) will restore the hotel, the percentage lease will not terminate and we will retain all insurance proceeds (if, however, our lessees restore the hotel, the insurance proceeds will be paid out by us to the lessees). If the cost of restoration exceeds the amount of insurance proceeds received by us, we will contribute any excess amounts prior to requiring our lessees to commence work. In the event of damage to or destruction of any hotel not covered by insurance, whether or not such damage or destruction renders the hotel unsuitable for its primary intended use, we at our option either (i) will restore the hotel at our cost and expense and the percentage lease will not terminate or (ii) will terminate the percentage lease and neither we nor our lessees shall have any further liability under the percentage lease. Any damage or destruction notwithstanding, and provided the percentage lease has not been terminated, our lessees' obligation to pay rent will remain unabated by any damage or destruction that does not result in a reduction of gross revenues at the hotel. If any damage or destruction results in a reduction of such gross revenues, we will receive all loss of income insurance and our lessees will not have an obligation to pay rent in excess of the amount of percentage rent, if any, realizable from gross revenues generated by the operation of the hotel during the existence of such damage or destruction.

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

     Events of default under the percentage leases include, among others, the following:

          (i) the failure by our lessees to pay base rent, percentage rent (or fixed rent, as applicable) or any additional charges when due and the continuation of such failure for a period of 10 days after receipt by our lessees of notice from us that the same has become due and payable, provided that we shall not be required to give any such notice more than twice in any lease year and that any third or subsequent failure by our lessees during such lease year to make any payment of base rent or percentage rent (or fixed rent, as applicable) on the date the same becomes due and payable shall constitute an immediate event of default;

          (ii) the failure by our lessees to observe or perform any other term of a percentage lease and the continuation of such failure for a period of 30 days after receipt by our lessees of notice from us thereof, unless: (A) such failure cannot be cured within such period and our lessees commence appropriate action to cure such failure within such 30-day period and thereafter act, with diligence, to correct such failure within such time as is necessary, provided in no event shall such period exceed 120 days, which 120-day period shall cease to run during any period that a cure of such failure is prevented by certain unavoidable delays and shall resume running upon the cessation of such unavoidable delay; and (B) such failure does not result in a notice or declaration of default under any material contract or agreement to which we or any affiliate thereof is a party or by which any of our assets are bound;

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

          (iv) if our lessees liquidate or dissolve, begin proceedings toward such liquidation or dissolution, or in any manner cease to do business or permit the sale or divestiture of substantially all of their assets;

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

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

MARKET  INFORMATION

     Our Priority Class A Common Shares began trading on the American Stock Exchange on January 20, 1999 under the symbol "HT." As of March 27, 2002, the last reported closing price per Priority Class A Common Share on the American Stock Exchange was $6.81. The following table sets forth the high and low sales price per Priority Class A Common Share reported on the American Stock Exchange as traded for the period indicated.

PERIOD                                                           HIGH    LOW
---------------------------------------------------------------  -----  -----
2001
     First Quarter (January 1, 2001 through March 31, 2001)      $6.06  $5.50
     Second Quarter (April 1, 2001 through June 30, 2001)        $6.00  $5.35
     Third Quarter (July 1, 2001 through September 30, 2001)     $6.90  $4.25
     Fourth Quarter (October 1, 2001 through December 31, 2001)  $6.25  $5.70
2002
     First Quarter (January 1, 2002 through March 31, 2002)      $6.70  $5.51
     Second Quarter (April 1, 2002 through June 30, 2002)        $6.55  $6.10
     Third Quarter (July 1, 2002 through September 30, 2002)     $6.40  $5.90
     Fourth Quarter (October 1, 2002 through December 31, 2002)  $6.75  $5.71


SHAREHOLDER  INFORMATION

     At March 27, 2003, we had approximately 150 holders of record and 1,100 beneficial owners of our Priority Class A Common Shares. The subordinated units of limited partnership interest in our operating partnership (which are redeemable for Class B Common Shares subject to certain limitations) were held by 15 entities and/or persons.

     Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares.

DISTRIBUTION  INFORMATION

     Our Board of Trustees declared a cash distribution for the holders of the priority common shares and the operating partnership units for the period from January 1, 2003 to March 31, 2003 in the amount of $0.18 per share and unit, payable on April 18, 2002, to holders of record on March 28, 2002. We currently anticipate maintaining at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant.

     Our operating partnership subsidiary anticipates that it will pay a distribution to the holders of its subordinated units of limited partnership interest concurrently with the payment of the first quarter 2002 cash distribution to our public shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

     Effective January 1, 2002, the operating partnership issued 333,541 units of limited partnership interest redeemable for Class B Common Shares to some of our executive officers, trustees and their affiliates in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. These units were issued in connection with the repricing of the Hampton Inn and Suites, Hershey, Holiday Inn Express and Suites, Harrisburg and Hampton Inn, Danville hotels.

ITEM 6.   SELECTED  FINANCIAL  AND  OPERATING  DATA

     The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                           HERSHA HOSPITALITY TRUST

                                           SELECTED FINANCIAL DATA

                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


OPERATING DATA                                             2002         2001         2000       1999 (1)
                                                        -----------  -----------  -----------  -----------
REVENUE:
  Percentage Lease Revenues - HHMLP (2)                 $   11,433   $    9,558   $    9,723   $    7,264
  Percentage Lease Revenues - Other (3)                      2,801        2,801        1,850            -
  Interest                                                     207          165           50           78
  Interest - Related Party                                       7           21            1           28
                                                        -----------  -----------  -----------  -----------
  Total Revenue                                             14,448       12,545       11,624        7,370

EXPENSES:
  Interest expense                                           4,826        4,769        4,142        1,428
  Land Lease - Related Party                                     -           13           15           20
  Real Estate and Personal Property
  Taxes and Property Insurance                               1,021          812          632          450
  General and Administrative                                   567          534          578          363
  Early Payment Penalty                                          -            -          107            -
  Gain on Sale of Assets                                         -         (598)           -            -
  Depreciation and Amortization                              3,994        3,897        3,507        2,064
                                                        -----------  -----------  -----------  -----------
  Total Expenses                                            10,408        9,427        8,981        4,325

  Income Before Minority Interest and
    discontinued operations                                  4,040        3,118        2,643        3,045
  Income Allocated to Minority Interest                      3,238        2,342        1,908        1,707
  Discontinued Operations:
    Gain on Sale of Discontinued Operations                    449            -            -            -
    Income from Discontinued Operations                         41           58          112            -

  Net income                                            $    1,292   $      834   $      847   $    1,338
                                                        ===========  ===========  ===========  ===========

  Basic and Diluted Earnings Per Common Share (4)       $     0.51   $     0.37   $     0.37   $     0.48
  Funds from Operations per Diluted Share (5)           $     1.09   $     0.97   $     0.99   $     0.79
  Dividends declared per Common Share                   $     0.72   $     0.72   $     0.72   $     0.67

BALANCE SHEET DATA
  Net investment in hotel properties                    $   93,814   $   88,100   $   87,671   $   51,908
  Minority interest in Partnership                      $   20,258   $   20,436   $   17,679   $   18,980
  Shareholder's equity                                  $   11,378   $   10,210   $   11,014   $   11,805
  Total assets                                          $  101,516   $   96,017   $   94,531   $   56,382
  Total debt                                            $   65,341   $   61,535   $   61,450   $   24,754

OTHER DATA
  Funds from Operations (See Page 26)                   $    8,293   $    7,054   $    6,647   $    5,109
  Net cash provided by operating activities             $    7,977   $    6,828   $    5,032   $    3,075
  Net cash provided by (used in) investing activities   $     (145)  $    5,513   $  (14,895)  $   (9,149)
  Net cash provided by (used in) financing activities   $   (7,859)  $  (12,174)  $    9,739   $    6,198
  Weighted average shares outstanding
    Basic                                                2,519,820    2,275,000    2,275,000    2,275,000
    Diluted                                              7,619,542    7,296,596    6,715,996    6,326,690

---------------
(1)  The  Company  commenced  operations  on  January  26,  1999.
(2) Represents initial fixed rent plus aggregate Percentage Rent paid by HHMLP to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.
(3) Represents initial fixed rent paid by Noble to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.
(4) Represents basic and diluted earnings per share computed in accordance with FAS No. 128.
(5) We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition from their White Paper issued in April 2002. FFO represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

THE FOLLOWING TABLE COMPUTES FFO AND FFO PER WEIGHTED AVERAGE DILUTED SHARE:

                                          YEAR ENDED      YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                             2002            2001           2000
                                        --------------  --------------  -------------
Net income applicable to common shares  $       1,292   $         834   $         847
Less:  Gain on Sale of Assets                    (449)           (598)            -0-

Add:
Minority interest                               3,238           2,342           1,908
Depreciation and amortization                   4,212           4,476           3,892
                                        --------------  --------------  -------------
Funds From Operations                   $       8,293   $       7,054   $       6,647
                                        ==============  ==============  =============
FFO per Weighted Average Diluted Share  $        1.09   $        0.97   $        0.99
                                        ==============  ==============  =============



We believe this supplemental "non-GAAP" measure of operating performance is meaningful but should not be considered an alternative to generally accepted accounting principles. We calculate FFO for all periods consistent with the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") definition from their White Paper issued in April 2002. We note that industry analysts and investors use Funds From Operations (FFO) as a tool to compare equity real estate investment trust performance. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition.

---------------

                                  HERSHA HOSPITALITY MANAGEMENT, L.P.

                                        SELECTED FINANCIAL DATA

                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              2002            2001            2000            1999
                                         --------------  --------------  --------------  --------------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $      24,711   $      25,560   $      26,903   $      21,871
  Restaurant Revenue                             2,445           1,880           1,875           2,074
  Other revenue                                  2,782           1,843           1,340           1,354
                                         --------------  --------------  --------------  --------------
TOTAL REVENUES FROM HOTEL OPERATIONS     $      29,938   $      29,283   $      30,118   $      25,299

EXPENSES:
  Hotel Operating Expenses                      10,061          10,373          10,739           9,788
  Restaurant Operating Expenses                  1,971           1,593           1,743           1,822
  Advertising and Marketing                      2,061           2,086           1,754           1,228
  Bad Debts                                         13             124              17             247
  Depreciation and Amortization                    250             229             192             102
  General and Administrative                     4,746           4,708           4,911           3,873
  General and Admin. - Related Parties              21             126             141              45
  Lease Expense - HHLP                          11,432          10,396           9,933           7,264
  Lease Expense - Other Related Parties              -             703             798           1,316
                                         --------------  --------------  --------------  --------------
TOTAL EXPENSES                           $      30,555   $      30,338   $      30,228   $      25,685
                                         --------------  --------------  --------------  --------------

Loss before Discontinued                 $        (617)  $      (1,055)  $        (110)  $        (386)
  Operations

Loss from Discontinued                   $         (54)  $         (49)  $         (37)  $           -
  Operations

NET LOSS                                 $        (671)  $      (1,104)  $        (147)  $        (386)
                                         ==============  ==============  ==============  ==============

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

     We recognize lease revenue for interim and annual reporting purposes on an accrual basis pursuant to the terms of the respective percentage leases and on an interim basis in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." Under the provisions of SAB 101, which we adopted in the fourth quarter of 2000, a portion of our percentage lease revenues, which historically were recognized in the first, second, and third quarters, are deferred and recognized in the fourth quarter. The adoption of SAB 101 impacts the interim reporting of revenues related to our leases, but has no impact on our interim cash flow or year-end results of operations.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     The  Company  has  not  recorded  an  allowance  for  doubtful  accounts.
Substantially all of the Company's receivables at December 31, 2002 and 2001 were comprised of rent due from the Lessees under the Percentage Leases ("Rent"), which were fully paid in January 2003 and 2002, respectively.

Historically, the Company has not experienced any losses on the Lessees' receivables. However, the Lessees rely primarily on cash flow from their operation of the hotels to pay rent, and collection of future receivables from the Lessees, therefore, cannot be assured.

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

     We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. We have reviewed each of our hotel properties at December 31, 2002 for impairment and, based on our estimate of each hotel's future undiscounted cash flows, determined that no impairment existed at any of our hotels.

REIT  QUALIFICATION  TESTS

     We are subject to numerous operational and organizational requirements to maintain our REIT status. Based on tests performed by management for the years ended December 31, 2002 and 2001, we believe that we satisfied the requirements needed to maintain our REIT status. However, we are subject to audit and if the taxing authorities determined that we failed one or more of these tests, we could lose our REIT status. If we did not qualify as a REIT, our income would become subject to federal and state income taxes, which would be substantial, and the resulting adverse effects on our results of operations, liquidity and amounts distributable to shareholders would be material.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

     HERSHA  HOSPITALITY  TRUST

     Our total revenues for the twelve-month period ended December 31, 2002 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and Noble. Our revenue was approximately $14,448,000, an increase of 15.2% compared to revenue of $12,545,000 for the year ended December 31, 2001. Net income for the period was approximately $1,292,000, an increase of 54.9% compared to 2001 net income of approximately $834,000. The increase in revenue is primarily attributable to additional percentage lease revenues at several of our existing properties along with a full twelve months of operations at the Mainstay Suites and Sleep Inn, King of Prussia, PA that was acquired on June 1, 2001 and the Holiday Inn Express, Long Island City, NY that was acquired on November 1, 2001.

     Net income increased from the prior year due to an increase in percentage lease revenues, as highlighted above, along with a decrease in interest expense from our floating rate debt and a gain of approximately $449,000 on the sale of the Clarion Suites, Philadelphia, PA.

     HHMLP

     HHMLP's revenues increased by approximately $655,000 for the year ended December 31, 2002, or 2.2%, to approximately $29,938,000 as compared to $29,283,000 for the year ended 2001. The increase in revenues was due to additional Food and Beverage revenues at the Holiday Inn Conference Center, New Cumberland and the increase in third party management fees. HHMLP's revenues were slightly offset by a reduction in total room revenues. HHMLP's net loss for the year ended December 31, 2002 decreased to approximately $671,000 from

$1,104,000 in 2001. The decrease in our net loss was primarily a result of increased total revenues in addition to lower operating expenses and related party rent payments. This net loss is primarily due to the significant start-up expenses absorbed by HHMLP related to newly-built properties that have either commenced operations or are currently in the development stage.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     HERSHA  HOSPITALITY  TRUST

     During 2002, we adopted the provisions of FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The previously reported 2001 and 2000 results of operations have been reclassified to reflect the provisions of FASB No. 144.

     Our total revenues for the twelve-month period ended December 31, 2001 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and Noble. Our revenue was approximately $12,545,000, an increase of 7.9% compared to revenue of $11,624,000 for the year ended December 31, 2000. Net income for the period was approximately $834,000, a decrease of 1.5% compared to 2000 net income of approximately $847,000. The increase in revenue is primarily attributable to the full year of operations in 2001 from several properties acquired during 2000 along with three additional acquisitions completed during 2001. Lease revenues were slightly offset by the disposition of six hotels during 2001 and lower percentage lease revenues from several of the hotels owned during 2001.

     Net income decreased from the prior year due to an increase in interest expense, property taxes, insurance and depreciation and amortization as a result of the acquisitions during 2000 and 2001, as mentioned above.

     HHMLP

     During 2002, we adopted the provisions of FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The previously reported 2001 and 2000 results of operations have been reclassified to reflect the provisions of FASB No. 144.

     HHMLP's revenues decreased by $1,835,000 for the year ended December 31, 2001, or 6.1%, to approximately $29,283,000 as compared to $30,118,000, for the year ended 2000. The decrease in revenues was due to the sale of six properties during 2001 along with lower occupancies and average daily rates at several hotels. HHMLP's net loss for the year ended December 31, 2001 increased to approximately $1,104,000 from $147,000 in 2000. The increase in our net loss was a result of lower revenues mentioned above and consequently lower gross operating profits at several of our leased hotels. In addition we incurred losses due to the start up expenses incurred at several of the newly-built properties that commenced operations in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital.

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

     We currently maintain an $11.5 million line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank's prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. The outstanding principal balance on the line of credit was approximately $3.8 million at December 31, 2002. The weighted average interest rate on short-term borrowings was 4.73%.

     We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested and our current level is approximately 60.5%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional priority common shares and other securities.

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

DISTRIBUTIONS/DIVIDENDS

     We have paid regular distributions on our Priority Class A Common Shares, and each of the 2002 and 2001 quarterly distributions was $0.18 per share. In addition, the operating partnership has paid regular distributions to the holders of units of limited partnership interest in the partnership in an amount of $0.18 per unit. There currently are no accruals for distributions not yet paid to the unitholders.

RELATED  PARTY  TRANSACTIONS

     The Company has entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Notes 4, 5 and 6 to the Company's financial statements that begin on page 36.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table summarizes the Company's contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2002.

CONTRACTUAL  OBLIGATIONS:
-------------------------
                                      PAYMENTS DUE BY PERIOD
                           ---------------------------------------------
                           2003   2004   2005   2006   2007   THEREAFTER
                           -----  -----  -----  -----  -----  ----------
Long-term Debt             1,438  1,551  1,678  1,816  1,965      53,090
Line of credit                    3,803


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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB has set forth in EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no impact on our results of operations or financial position for 2003.

     The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on the Company.

     The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148. We currently account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to us at this time.

     FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

     FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company will continue to monitor and evaluate the impact of FIN 46 on our financial statements.


ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At December 31, 2002, we had total outstanding indebtedness under the Line of Credit of approximately $3,804 at an interest rate of 4.25% and total floating rate mortgages payable of $18,666 at a current weighted average interest rate of 4.96%.

     Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have no derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes.

     Approximately 69.7% of our outstanding mortgages payable are subject to fixed rates while approximately 30.3% of our outstanding mortgages payable are subject to floating rates. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     For debt obligations outstanding at December 31, 2002, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                  2003   2004    2005    2006    2007   THEREAFTER
                  -----  -----  ------  ------  ------  -----------
Fixed Rate
Debt               915    998   1,090   1,189   1,298       37,382

Average Interest  8.79%  8.79%   8.79%   8.79%   8.79%        8.82%
Rate

Floating Rate
Debt               524    552     588     626     667       15,708

Average Interest  4.97%  4.96%   4.96%   4.96%   4.96%        4.96%
Rate

     The table incorporates only those exposures that existed as of December 31, 2002 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


INDEX TO FINANCIAL STATEMENTS


     HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

     Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  37
     Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . .  38
     Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  39
     Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  40
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  41
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  46
     Schedule III - Real Estate and Accumulated Depreciation for the
     year ended December 31, 2002 . . . . . . . . . . . . . . . . . . . . .  65

     HERSHA HOSPITALITY MANAGEMENT, L.P.

     Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  67
     Balance Sheets as of December 31, 2002 and 2001. . . . . . . . . . . .  68
     Statement of Operations for the years ended December 31, 2002,2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69
     Statements of Partners' Capital for the years ended December 31, 2002,
     2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
     Statements of Cash Flows for the years ended December 31, 2002,
     2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  71
     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .  72

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Trustees of Hersha Hospitality Trust
   New Cumberland, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule included on Pages 66 and 67. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relationship to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein as of December 31, 2002.


                                    MOORE STEPHENS, P. C.
                                    Certified Public Accountants.



New York, New York
February 28, 2003

=================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS EXCEPT SHARE AMOUNTS]
=================================================================================================

ASSETS:                                                   DECEMBER 31, 2002    DECEMBER 31, 2001
                                                         -------------------  -------------------
   Cash and cash equivalents                             $              140   $              167
   Investment in Hotel Properties, Net of
   Accumulated Depreciation                                          93,814               88,100
   Escrow Deposits                                                    1,749                1,647
   Lease Payments Receivable - Related Party                          2,562                2,376
   Lease Payments Receivable - Other                                    233                    -
   Intangibles, Net of Accumulated Amortization                       1,165                1,515
   Due from Related Party                                             1,130                1,884
   Other Assets                                                         723                  328
                                                         -------------------  -------------------
          TOTAL ASSETS                                   $          101,516   $           96,017
                                                         ===================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Line of Credit                                        $            3,803   $            7,058
   Deposits Payable                                                   1,000                1,000
   Mortgages Payable                                                 61,538               54,477
   Dividends Payable                                                  1,382                1,325
   Due to Related Party                                               1,303                1,093
   Accounts Payable and Accrued Expenses                                854                  418
                                                         -------------------  -------------------
          TOTAL LIABILITIES                              $           69,880   $           65,371
                                                         -------------------  -------------------

          MINORITY INTEREST                                          20,258               20,436
                                                         -------------------  -------------------

      COMMITMENTS AND CONTINGENCIES                                      --                   --
                                                         -------------------  -------------------

SHAREHOLDERS' EQUITY:

   Preferred Shares, $.01 Par Value, 10,000,000 Shares
   Authorized, None Issued and Outstanding                               --                   --

   Common Shares - Priority Class A, $.01 Par Value,
   50,000,000 Shares Authorized, 2,576,863 and
   2,275,000 Shares Issued and Outstanding at December
   31, 2002 and 2001, (Aggregate Liquidation Preference
   $15,460 and $13,650) respectively                                     26                   23

   Common Shares - Class B, $.01 Par Value,
   50,000,000 Shares Authorized, None Issued and
   Outstanding                                                           --                   --

   Additional Paid-in Capital                                        13,679               11,968
   Distributions in Excess of Net Earnings                           (2,327)              (1,781)
                                                         -------------------  -------------------
TOTAL SHAREHOLDERS' EQUITY                                           11,378               10,210
                                                         -------------------  -------------------

Total Liabilities and Shareholders' Equity                          101,516               96,017
                                                         ===================  ===================

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

=========================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2002,2001 AND 2000
[IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS]
=========================================================================================

                                                         2002        2001         2000
                                                      ----------  -----------  ----------
REVENUE:
  Percentage Lease Revenues - HHMLP                   $   11,433  $    9,558   $    9,723
  Percentage Lease Revenues - Other                        2,801       2,801        1,850
  Interest                                                   207         165           50
  Interest - Related Party                                     7          21            1
                                                      ----------  -----------  ----------
  TOTAL REVENUE                                           14,448      12,545       11,624

EXPENSES:
  Interest expense                                         4,826       4,769        4,142
  Land Lease - Related Party                                   -          13           15
  Real Estate and Personal Property
  Taxes and Property Insurance                             1,021         812          632
  General and Administrative                                 567         534          578
  Early Payment Penalty                                        -           -          107
  (Gain) on Sale of Assets                                     -        (598)           -
  Depreciation and Amortization                            3,994       3,897        3,507
                                                      ----------  -----------  ----------
  TOTAL EXPENSES                                          10,408       9,427        8,981
                                                      ----------  -----------  ----------

  INCOME BEFORE MINORITY INTEREST
    AND DISCONTINUED OPERATIONS                            4,040       3,118        2,643

  INCOME ALLOCATED TO MINORITY INTEREST                    3,238       2,342        1,908

  DISCONTINUED OPERATIONS (NOTE 6):
  Gain on Sale of Discontinued Operations                    449           -            -
  Income from Discontinued Operations                         41          58          112

  NET INCOME                                          $    1,292  $      834   $      847
                                                      ==========  ===========  ==========

  EARNINGS PER SHARE DATA:
  -----------------------
  Basic and Diluted - before discontinued operations  $     0.32  $     0.34   $     0.32
  Discontinued operations                             $     0.19  $     0.03   $     0.05
  Basic and Diluted Earnings Per Common Share         $     0.51  $     0.37   $     0.37

WEIGHTED AVERAGE SHARES:
  Basic and Diluted                                    2,519,820   2,275,000    2,275,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

===========================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
[IN THOUSANDS, EXCEPT SHARES]
===========================================================================================================

                                  Priority Class A      Class B

                                  Common Shares      Common Shares    Additional    Distributions
                               -------------------  ----------------    paid-in      in excess of
                                Shares    Dollars   Shares  Dollars     capital      net earnings     Total
                               ---------  --------  ------  --------  -----------  ---------------  --------
Balance at December 31, 1999   2,275,000  $     23       -  $      -  $    11,968  $         (186)  $11,805

Dividends declared                     -         -       -         -            -  $       (1,638)  $(1,638)
   ($0.72 per share)

Net Income                                                                         $          847   $   847

                               -----------------------------------------------------------------------------
Balance at December 31, 2000   2,275,000  $     23       -  $      -  $    11,968  $         (977)  $11,014

Dividends declared                     -         -       -         -            -  $       (1,638)  $(1,638)
   ($0.72 per share)

Net Income                                                                         $          834   $   834

                               -----------------------------------------------------------------------------
Balance at December 31, 2001   2,275,000  $     23       -  $      -  $    11,968  $       (1,781)  $10,210

Issuance of shares,              300,000  $      3       -  $      -  $     1,711                   $ 1,714
   net of offering expenses

Issuance of shares,                1,863  $      -       -  $      -            -                   $     -
  Dividend Reinvestment Plan

Dividends declared                     -         -       -         -            -  $       (1,838)  $(1,838)
   ($0.72 per share)

Net Income                                                                         $        1,292   $ 1,292

                               -----------------------------------------------------------------------------
Balance at December 31, 2002   2,576,863  $     26       -  $      -  $    13,679  $       (2,327)  $11,378
                               =============================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

====================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001 AND 2000
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
=====================================================================================

                                                        2002       2001       2000
                                                      ---------  ---------  ---------
OPERATING ACTIVITIES:
  Net Income                                          $  1,292   $    834   $    847
                                                      ---------  ---------  ---------
  Adjustments to Reconcile Net Income to
  Net Cash provided by Operating Activities:
    Depreciation and Amortization                        4,212      4,476      3,892
    Gain on Sale of Assets                                (449)      (598)         -
    Income Allocated to Minority Interest                3,238      2,342      1,908
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Escrow Deposits                                       (102)      (469)    (1,178)
    Lease Payments Receivable - Related Party             (419)       501       (761)
    Other Assets                                          (395)       (92)       115
    Due from Related Party                                 (46)       122        (21)
  Increase (Decrease):
    Due to Related Parties                                 210       (179)        54
    Accounts Payable and Accrued Expenses                  436       (109)       176
                                                      ---------  ---------  ---------
  Total Adjustments                                      6,685      5,994      4,185
                                                      ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                7,977      6,828      5,032

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                     (5,142)    (5,017)   (13,017)
  Sale of Hotel Property Assets                          5,997     12,599          -
  Purchase of Intangible Assets                              -        (69)    (1,078)
  Loans to Related Party                                (1,000)    (2,000)      (800)
                                                      ---------  ---------  ---------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES       (145)     5,513    (14,895)

FINANCING ACTIVITIES:
  Net Proceeds from Issuance of Stock                    1,711          -          -
  Proceeds from Borrowings Under Line of Credit         12,077     10,766      5,496
  Repayment of Borrowings Under Line of Credit         (15,332)   (15,108)         -
  Borrowings from Mortgages Payable                      2,985          -     25,050
  Principal Repayment of Mortgages Payable              (3,857)    (2,729)   (17,016)
  Dividends Paid                                        (1,774)    (1,638)    (1,638)
  Limited Partnership Unit Distributions Paid           (3,669)    (3,495)    (3,561)
  Borrowings from Related Party                              -          -      1,408
  Repayment of Related Party Loans                           -         30          -
                                                      ---------  ---------  ---------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES     (7,859)   (12,174)     9,739

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (27)       167       (124)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              167          -        124
                                                      ---------  ---------  ---------

CASH AND CASH EQUIVALENTS - END OF YEAR               $    140   $    167   $      -
                                                      =========  =========  =========

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
  Cash Paid During the Period:                  12/31/02   12/31/01   12/31/00
                                                ---------  ---------  ---------
     Interest                                   $   4,802  $   5,364  $   4,445

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

On August 11, 1999 we purchased, from Messrs. Hasu P. Shah, our chairman, chief executive officer and trustee, K.D. Patel, one of our trustees, Kiran P. Patel, our secretary, certain officers of HHMLP and other affiliated individuals, [the "Hersha Affiliates"], all the partnership interests in 3744 Associates, a Pennsylvania limited partnership and through the ownership of 3744 Associates, a 60- room Comfort Inn hotel located near the John F. Kennedy International Airport in Jamaica, New York. The Comfort Inn, JFK was newly constructed and commenced operations on August 12, 1999. We have purchased the Comfort Inn, JFK for $5,500.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

On April 1, 2001, we sold the Best Western, Indiana for $2,200 to the Hersha Affiliates. In conjunction with this transaction we received cash proceeds of $400 and have redeemed 76,252 limited partnership units valued at $457. The buyer also assumed the outstanding mortgage balance of $1,342.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

On May 1, 2001, we sold the Comfort Inn, Denver for $2,100 to an unrelated third party. Net of settlement fees and other costs we received $1,868. In conjunction with this transaction we received cash proceeds of $460 and have paid down the outstanding mortgage balance of $1,408 to Shreenathji Enterprises, Ltd., a related party.

On June 1, 2001, we sold the Comfort Inn, JFK for $7,000 to an unrelated third party. Net of settlement fees and other costs we received cash proceeds of $6,613. Based upon the initial repricing formula, we issued an additional 175,538 limited partnership units in conjunction with this transaction.

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

On November 1, 2001, we sold the Comfort Inn, McHenry, MD to the Hersha Affiliates for approximately $1,800, including the assumption of approximately $1,180 in indebtedness, redemption of 55,175 limited partnership units valued at approximately $331 and cash proceeds of approximately $300.

On November 1, 2001, we sold the Comfort Inn, Riverfront, Harrisburg, PA to the Hersha Affiliates for $3,400 net of selling costs, including the assumption of approximately $2,500 in indebtedness and approximately $900 in cash.

On November 1, 2001, we sold the Holiday Inn, Milesburg, PA to a third party owner operator for approximately $4,700 less broker fees, settlement and transfer costs of $617. Net of these fees and expenses we received cash proceeds of $3,926 and paid down a related party loan receivable of $157.

On December 28, 2001, we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 25, 2002.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001 AND 2000 (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

Further, on February 27, 2002, the Board of Trustees also approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates to be effective as of January 1, 2002. We sold this asset for $5,500, including the assumption of approximately $3,500 in indebtedness and the redemption of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property from these executive officers, trustees and their affiliates on October 1, 2000 for $5,500. This transaction has been accounted for as of January 1, 2002.

During the quarter ended March 31, 2002, we issued an additional 300,000 Priority Class A Common Shares. We received gross proceeds of $1,800. We received net proceeds of $1,711 after selling and offering expenses.

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party for $6,300 less transfer costs that are estimated at $103. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 of the Company's line of credit balance.

On October 1, 2002, we purchased the Doubletree Club hotel at the JFK International Airport, Jamaica, NY. We purchased this asset for $11,500 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we assumed the mortgage and lease indebtedness of approximately $8,705, assumed $1,000 of related party debt, and paid cash of $1,795.

On December 28, 2002 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 17, 2003.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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

Upon completion of the initial public offering, we contributed substantially all of the net proceeds to Hersha Hospitality Limited Partnership [the "Partnership"] in exchange for a 36.1% general partnership interest in the Partnership. The Partnership used these proceeds to acquire an equity interest in ten hotels [the "Initial Hotels"] through subsidiary partnerships, and to retire certain indebtedness relating to these hotels. The Partnership acquired these hotels in exchange for (i) units of limited partnership interest in the Partnership which are redeemable by the Company, subject to certain limitations, for an aggregate of 4,032,431 Priority Class B Common Shares, with a value of approximately $24,200 based on the initial public offering price, and (ii) the assumption of approximately $23,300 of indebtedness of which approximately $6,100 was repaid immediately after the acquisition of the hotels. Hasu P.
Shah, K.D. Patel, Kiran Patel, David Desfor and Neil Shah (certain of our executive officers and trustees) and their affiliates [the "Hersha Affiliates"] received units of limited partnership interests in the Partnership aggregating a 63.9% equity interest in the Partnership. The Partnership owns a 99% limited partnership interest and Hersha Hospitality, LLC ["HHLLC"], a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships. The Partnership is the sole member of HHLLC.

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

The purchase price of the priority common shares purchased with reinvested cash dividends will be at a price equal to 95% of the "average market price," which means the average of the closing prices of our priority common shares as reported by the American Stock Exchange for each of the five (5) trading days immediately preceding the investment date as of which such purchase is made. Shareholders who do not elect to participate in the plan will continue to receive cash dividends on shares registered in their names.

As of December 31, 2002 we had issued an additional 1,863 Priority Class A Common Shares pursuant to the DRIP. Of the total dividends payable of $464 at December 31, 2002, we paid a cash dividend of $458 and issued an additional 762 shares on January 17, 2003.

We lease 14 of our hotel facilities to Hersha Hospitality Management, LP ["HHMLP"], a Pennsylvania limited partnership. HHMLP is owned in part by three of our executive officers, two of our trustees and their affiliates. HHMLP operates and leases the hotel properties pursuant to separate percentage lease agreements [the "Percentage Leases"] that provide for initial fixed rents or

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[1]  ORGANIZATION AND BASIS OF FINANCIAL PRESENTATION [CONTINUED]

percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. We have also entered into percentage leases with Noble Investment Group, Ltd. ["Noble"], an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market.

The  following  summarizes the number of hotels owned for the periods presented:

                                                2002   2001(a)  2000
                                                -----  -------  ----
     Hotels owned at beginning of years           18       21     13
        Acquisitions                               2        3      8
        Sales of hotels                           (2)     _(6)    _0
                                                -----  -------  ----
     Hotels owned at end of years                 18       18     21
                                                =====  =======  ====

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

The total number of units of limited partnership interest outstanding as of December 31, 2002, 2001 and 2000 was 5,099,722, 5,093,220 and 4,440,996,
respectively.

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

[2]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

The  estimated  lives  used  to  depreciate the Hotel properties are as follows:

Building and Improvements            15 to 40 Years
Furniture and Fixtures                5 to  7 Years

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with maturities of three months or less when acquired, carried at cost, which approximates fair value. We had no cash equivalents at December 31, 2002 and 2001.

INTANGIBLE ASSETS AND GOODWILL - Intangible assets consist of loan acquisition fees and are carried at cost net of accumulated amortization. Amortization of loan acquisition fees is computed using the straight-line method over the term of the related debt. The Company has not recognized amortization expense on goodwill subsequent to December 31, 2001. The Company tests goodwill for impairment at least annually and has not recognized any impairment during the three years ended December 31, 2002.

REVENUE RECOGNITION - Percentage lease income is recognized when earned from the Lessees under the agreements from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the lessees are operating leases.

DISTRIBUTIONS - The Company intends to pay distributions which, at a minimum, will be sufficient for the Company to maintain its REIT status.

INCOME TAXES - We qualify as a real estate investment trust under Section 856 through 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

Earnings and profits that determine the taxability of dividends to shareholders differ from net income reported for financial reporting purposes due to the differences for Federal tax purposes in the estimated useful lives and methods used to compute depreciation. During 2002 and 2001, 10.2% and 11.0%, respectively, of the distributions were considered to be return of capital for Federal income tax purposes. During 2000, none of the distributions were considered to be return of capital for Federal income tax purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB has set forth in EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no impact on our results of operations or financial position for 2002.

The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on the Company.

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to the Company at this time.

 FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[2]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the disclosures required by FIN 45.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company will continue to monitor and evaluate the impact of FIN 46 on our financial statements.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and rent receivable arising from our normal business activities. We place our cash and cash equivalents with high credit quality financial institutions. We do not require collateral to support our financial instruments. At December 31, 2002 and 2001, we did not have any monies in financial institutions that exceeded federally insured amounts.

Rental income is earned from one related party lessee and one unrelated party lessee. Therefore, the collection of rent receivable and rent income is reliant on the continued financial health of these Lessees.

FAIR VALUE OF FINANCIAL INSTRUMENTS - At December 31, 2002 and 2001, financial instruments include cash and cash equivalents, lease payments receivable, accounts payable, accrued expenses, loans to and from related parties, a line of credit and mortgages payable. The fair values of cash and cash equivalents, lease payments receivable and accounts payable and accrued expenses approximate carrying value because of the short-term nature of these instruments. Loans to and from related parties carry interest at rates that approximate our borrowing cost. The fair value of mortgages payable and the line of credit approximates carrying value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

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

[3]  INTANGIBLE ASSETS

At December 31, 2002 and 2001 intangibles consisted of the following:

                                      ACCUMULATED
    DESCRIPTION            COST      AMORTIZATION    NET
---------------------  ------------  -------------  ------

December 31, 2002:
Goodwill               $        412  $           0  $  412

Loan Acquisition Fees         1,183            430     753
                       ------------  -------------  ------
Totals                 $      1,595  $         430  $1,165
                       ============  =============  ======
December 31, 2001:
Goodwill               $      1,168  $         528  $  640
Loan Acquisition Fees         1,183            308     875
                       ------------  -------------  ------
Totals                 $      2,351  $         836  $1,515
                       ============  =============  ======


Amortization expense was $123, $274 and $213 for the years ending December 31, 2002, 2001 and 2000, respectively. The Company estimates that amortization expense for each of the next five years will be $123.

[4]  INVESTMENT IN HOTEL PROPERTIES

Hotel properties consist of the following at December 31, 2002 and 2001:

                                     2002      2001
                                   --------  --------
Land                               $ 10,500  $ 10,156
Buildings and Improvements           81,160    74,592
Furniture, Fixtures and Equipment    15,519    15,648
                                   --------  --------
                                    107,179   100,396

Less Accumulated Depreciation        13,365    12,296
                                   --------  --------
                                   $ 93,814  $ 88,100
                                   ========  ========

Depreciation expense was $4,089, $4,202 and $3,679 for the years ended December 31, 2002, 2001 and 2000, respectively. The eighteen hotels owned at December 31, 2002 consist of seventeen premium limited service hotels and one full service hotel property.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[4]  INVESTMENT IN HOTEL PROPERTIES [CONTINUED]

In 2002, 2001 and 2000, we acquired and sold the following hotels for the approximate amounts indicated.

                                   NO. OF   PURCHASE     SALE
                                    ROOMS     PRICE      PRICE
                                   -------  ---------  ---------
2002
----
Mainstay Suites, Frederick, MD         72       5,500
Sleep Inn, Corapolis, PA             (143)               (5,500)
Clarion Suites, Philadelphia,  PA     (96)               (6,300)
Doubletree Club, Jamaica, NY          110      11,500
                                   -------  ---------  ---------
Total                                 (57)  $  17,000  $(11,800)
                                   =======  =========  =========
2001
----
Mainstay Suites/Sleep Inn,
King of Prussia, PA                   156       9,445
Holiday Inn Express, LI City, NY       79       8,500
Best Western, Indiana, PA             (96)               (2,200)
Comfort Inn, McHenry, MD              (77)               (1,800)
Comfort Inn, Denver, PA               (45)               (2,100)
Comfort Inn, JFK, NY                  (60)               (7,000)
Holiday Inn Milesburg, PA            (118)               (4,700)
Comfort Inn, Harrisburg, PA          (117)               (3,400)
                                   -------  ---------  ---------
Total                                (278)  $  17,945  $(21,200)
                                   =======  =========  =========

2000
----
Hampton Inn & Suites, Hershey, PA     110   $   7,500
Best Western, Indiana, PA              96       2,200
Comfort Inn, McHenry, MD               77       1,800
Hampton Inn, Newnan, GA                91       7,117
Hampton Inn, Peachtree City, GA        61       3,940
Comfort Suites, Duluth                 85       5,208
Holiday Inn Express, Duluth            68       3,735
Sleep Inn, Corapolis, PA              143       5,500
                                   -------  ---------
Total                                 731   $  37,000
                                   =======  =========

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

On April 1, 2001, we sold the Best Western, Indiana for $2,200 to the Hersha Affiliates. In conjunction with this transaction we received cash proceeds of $400 and have redeemed 76,252 limited partnership units valued at $457. The buyer also assumed the outstanding mortgage balance of $1,342.

On May 1, 2001, we sold the Comfort Inn, Denver for $2,100 to an unrelated third party. Net of settlement fees and other costs we received $1,868. In conjunction with this transaction we received cash proceeds of $460 and have paid down the outstanding mortgage balance of $1,408 to Shreenathji Enterprises, Ltd., a related party.

On June 1, 2001, we sold the Comfort Inn, JFK for $7,000 to an unrelated third party. Net of settlement fees and other costs we received cash proceeds of $6,613. Based upon the initial repricing formula, we issued an additional 175,538 limited partnership units in conjunction with this transaction.

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

On November 1, 2001, we sold the Comfort Inn, McHenry, MD to the Hersha Affiliates for approximately $1,800, including the assumption of approximately $1,180 in indebtedness, redemption of 55,175 limited partnership units valued at approximately $331 and cash proceeds of approximately $300.

On November 1, 2001, we sold the Comfort Inn, Riverfront, Harrisburg, PA to the Hersha Affiliates for $3,400 net of selling costs, including the assumption of approximately $2,500 in indebtedness and approximately $900 in cash.

On November 1, 2001, we sold the Holiday Inn, Milesburg, PA to a third party owner operator for approximately $4,700 less broker fees, settlement and transfer costs of $617. Net of these fees and expenses we received cash proceeds of $3,926 and paid down a related party loan receivable of $157.

For the year ended December 31, 2001, we recorded a gain of approximately $125, $145, $170 and $266 on the sale of the Best Western, Indiana, Comfort Inn, McHenry, Comfort Inn, Riverfront and the Holiday Inn, Milesburg, respectively. We recorded a loss of approximately $108 on the sale of the Comfort Inn, Denver. The net amount of these gains and losses of $598 is included in the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2001, under the caption "gain on sale of assets." The use of fair value as the appropriate accounting treatment was determined with reference to APB 29 and related accounting guidance.

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

Further, on February 27, 2002, the Board of Trustees also approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates to be effective as of January 1, 2002. We sold this asset for $5,500, including the assumption of approximately $3,500 in indebtedness and the redemption of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property from these executive officers, trustees and their affiliates on October 1, 2000 for $5,500. This transaction has been accounted for as of January 1, 2002.

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party for $6,300 less transfer costs that are estimated at $93. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 of the Company's line of credit balance.

On October 1, 2002, we purchased the Doubletree Club hotel at the JFK International Airport, Jamaica, NY. We purchased this asset for $11,500 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we assumed the mortgage and lease indebtedness of approximately $8,705, assumed $1,000 of related party debt, and paid cash of $1,795.

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
================================================================================

[5]  DEBT

Debt is comprised of the following at December 31, 2002 and 2001:

                            2002     2001
                           -------  -------
Mortgages Payable          $61,538  $54,477
Revolving Credit Facility    3,803    7,058
                           -------  -------
                           $65,341  $61,535
                           =======  =======


Substantially all of our mortgage indebtedness is collateralized by property and equipment and in certain situations is personally guaranteed by the Hersha Affiliates. The total mortgages payable balance at December 31, 2002 and 2001 was $61,538 and $54,477, respectively, and consisted of mortgages with fixed interest rates ranging from 6.0% to 9.43%. The maturities for the outstanding mortgages ranged from August 2004 to December 2012.

On August 9, 1999, the Company obtained a $7,000 credit facility from Sovereign Bank (the "Line of Credit"). The Line of Credit was extended to $11,500 as of December 1, 2000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg. The interest rate on borrowings under the Line of Credit at December 31, 2002 and 2001 was 4.25% and 5.0%, respectively. The Line of Credit expires in December 2004. The outstanding principal balance on the Line of Credit was approximately $3,803 and $7,058 at December 31, 2002 and 2001, respectively. The weighted average interest rate on short-term borrowings for 2002, 2001, 2000 was 4.73% 7.1%, and 9.0%, respectively.


Aggregate annual principal payments for the Company's mortgages payable at December 31, 2002 are due as follows:


         2003                 $    1,438
         2004                      1,551
         2005                      1,678
         2006                      1,816
         2007                      1,965
         Thereafter               53,090
                              ----------
         TOTAL                $   61,538
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

[6]  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

In conjunction with the initial public offering, we acquired the ten Initial Hotels and entered into percentage lease agreements with Hersha Hospitality Management, L.P. ("HHMLP"). We have acquired twelve properties from the Hersha Affiliates that were subsequently leased to HHMLP and four properties from Noble Investment Group, Ltd. ("Noble") that were leased to Noble, subsequent to our public offering. We sold four properties back to the Hersha Affiliates subsequent to our public offering and have sold four properties to unaffiliated third parties subsequent to our public offering. Under the percentage leases, the Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance, and to make available to the lessee an amount equal to 4% [6% for some hotels] of room revenues per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at these hotels.

There was no commitment outstanding to the limited partners as of December 31, 2002 and 2001. The Priority Class A Common shareholders will be entitled to receive dividends in excess of the priority distribution [See Note 10] after the limited partners have received an amount equal to the priority distribution. The holders of the Priority Class A Common Shares will be entitled to receive further distributions on a pro rata basis with the holders of the limited partnership units.

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

We have future lease commitments from HHMLP through November 2007 and with Noble through May 2003. Minimum future rental income under these non-cancellable operating leases at December 31, 2002, is as follows:

      2003                    $    7,715
      2004                         4,049
      2005                         2,759
      2006                         1,821
      2007                         1,489
      Thereafter                     561
                              ----------
      TOTAL                   $   18,394
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

For the year ended December 31, 2002 we earned initial fixed rents of $6,510 and earned percentage rents of $8,252. For the year ended December 31, 2001 we earned initial fixed rents of $7,203 and earned percentage rents of $6,698.

We have acquired five hotels, since the commencement of operations, for prices that will be adjusted at a future date.

We have acquired, and expect to acquire in the future, from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels we have utilized, and expect to continue to utilize, a "re-pricing" methodology that, in effect, adjusts the initial purchase price for the hotel after we initially purchased the hotel, based on the actual operating performance of the hotel during the previous twelve months. All purchase price adjustments are approved by a majority of our independent trustees.

The initial purchase price for each of these hotels was based upon management's projections of the hotel's performance following our purchase. The leases for these hotels provide for fixed initial rent during the adjustment period that provides us with a 12% annual yield on the initial purchase price, net of certain expenses. At the end of repricing period, we calculate a value for the hotel, based on the actual net income during the previous twelve months, net of certain expenses, such that it would have yielded a 12% return. We then apply the percentage rent formula to the hotel's historical revenues for the previous twelve months on a pro forma basis. If the pro forma percentage rent formula would not have yielded a pro forma annual return to us of 11.5% to 12.5% based on this calculated value, this value is adjusted either upward or downward to produce a pro forma return of either 11.5% or 12.5%, as applicable. If this final purchase price is higher than the initial purchase price, then the seller of the hotel will receive consideration in an amount equal to the increase in price. If the final purchase price is lower than the initial purchase price, then the sellers of the hotel will return to us consideration in an amount equal to the difference. Any purchase price adjustment will be made either in operating partnership units or cash as determined by our Board of Trustees, including the independent trustees. Any operating partnership units issued by us or returned to us as a result of the purchase price adjustment historically have been valued at $6.00 per unit. Any future adjustments will be based upon a value per unit approved by our Board of Trustees, including our independent trustees. The sellers are entitled to receive quarterly distributions on the operating partnership units prior to the units being returned to us in connection with a downward purchase price adjustment.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[6]  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

     We have entered into an Administrative Services Agreement with HHMLP for HHMLP to provide accounting and securities reporting services to us. The terms of the agreement provide for a fixed annual fee of $80,000 with an additional fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to our portfolio. Based upon the revised 11.5% to 12.5% pricing methodology, the administrative services agreement was reduced by $75,000 per year as of January 1, 2001. For the years ending December 31, 2002, 2001 and 2000, we incurred administrative services fee expenses of $175, $134 and $243 for the years ended December 31, 2002, 2001 and 2000, respectively.

We owed the Lessee, a related party, $303 and $24 for replacement reserve reimbursements and $0 and $39 under the administrative services agreement as of December 31, 2002 and 2001, respectively.

We leased a parcel of real estate to Mr. Hasu P. Shah for a nominal amount during 2001.

We leased one parcel of real estate from the Hersha Affiliates for an aggregate annual rental of $13 during the year ended December 31, 2001. We did not incur any related party lease expense in 2002.

We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain legal fees aggregating $60 and $43 during the years ended December 31, 2002 and 2001, respectively. Of this amount $28 and $10 was capitalized as Settlement costs, respectively.

We have approved the lending of up to $3,000 to the Hersha Affiliates to construct hotels and related improvements on specific hotel projects. As of December 31, 2002 and 2001, the Hersha Affiliates owed us $1,000 and $1,800 related to this borrowing. The Hersha Affiliates have borrowed this money from us at an interest rate of 12.0% per annum. Interest income from these advances was $206 and $154 for the year ended December 31, 2002 and 2001, respectively.

Our Due from Related Party balance was $1,130 and $1,884 as of December 31, 2002 and 2001, respectively. The December 31, 2002 balance consisted primarily of $1,000 of development line funding, as mentioned above. The remainder of the balance of approximately $130 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable. The December 31, 2001 balance consisted primarily of $1,800 of development line funding, as mentioned above. The remainder of the balance of approximately $84 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable.

We have entered into an option agreement with the Hersha Affiliates that provides us the right to purchase any hotel owned or developed in the future by these individuals or entities that are within fifteen miles of any of our currently owned hotels or any hotel subsequently acquired by us. This option is in place for two years after the acquisition or development of a hotel by the Hersha Affiliates. Of the 14 hotel properties purchased since our initial public offering, six of the hotels have been purchased under this option agreement.

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

In January 1999, we issued options to purchase 500,000 Class B common shares and units under the Option Plan with an exercise price of $6.00, subject to the price restrictions mentioned above. Of these, 300,000 were issued to two of our Trustees for the express purpose of facilitating the HHMLP Share Appreciation Rights Plan (the "HHMLP SAR Plan"). Participants in the HHMLP SAR Plan are not our employees. We therefore accounted for the option issuance within the scope of SFAS 123. No compensation cost was recorded on the grant date of the options based on the provisions of that fair value based method.

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

In January 1999, we issued options to purchase 34,000 Class B Common Shares under the Trustees' Plan with an exercise price of $6.00, subject to the price restrictions mentioned above.

The following table summarizes information about stock options at December 31, 2002:

                                OUTSTANDING                     EXERCISABLE
                    -----------------------------------  ------------------------
                    WEIGHTED AVERAGE  WEIGHTED AVERAGE           WEIGHTED AVERAGE
EXERCISE               REMAINING          EXERCISE                   EXERCISE
PRICE      SHARES   CONTRACTUAL LIFE        PRICE        SHARES       PRICE
---------  -------  ----------------  -----------------  ------  ----------------
6.00      534,000              1.08  $            6.00       -                 -


The number of shares available at December 31, 2002 and 2001 for granting of options was 316,000.

[8]  DISCONTINUED OPERATIONS

During 2002, we adopted the provisions of FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party for $6,300 less transfer costs that are estimated at $103. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 of the Company's line of credit balance. At the date of sale, the Company had $228 of goodwill associated with the property. We recognized a gain of $469 in the third quarter of 2002 on the sale of the property.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[8]  DISCONTINUED OPERATIONS [CONTINUED]

The results of the operations from these hotels are classified as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2002. The previously reported 2001 and 2000 results of operations have been reclassified to reflect the classification of these hotels as discontinued operations.

The following table sets forth the components of discontinued operations for the years ended December 31, 2002, 2001 and 2000:

                                      2002    2001    2000
                                      -----  ------  ------
Percentage Lease Revenue              $ 528  $1,542  $1,200
Interest Expense                        178     653     570
Property Taxes and Insurance             83     232     121
General and Administrative                8      20      13
Depreciation and Amortization           218     579     385
                                      -----  ------  ------
INCOME FROM DISCONTINUING OPERATIONS  $  41  $   58  $  112
                                      =====  ======  ======

[9]  EARNINGS PER SHARE

                                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                    2002           2001           2000
                                                                -------------  -------------  -------------
Income before Minority Interest and
Discontinued Operations                                         $       4,040  $       3,118  $       2,643

Add:  Gain on Sale of Discontinued Operations                             449              -              -
Add:  Income from Discontinued Operations                                  41             58            112

Less:  Minority Interest                                                3,238          2,342          1,908
                                                                -------------  -------------  -------------

NET INCOME FOR BASIC & DILUTED EARNINGS PER SHARE               $       1,292  $         834  $         847
-------------------------------------------------               =============  =============  =============

Weighted Average Shares for Basic & Diluted Earnings Per Share      2,519,820      2,275,000      2,275,000





Options to purchase 534,000 shares of Class B common shares for each of the years ending December 31, 2002, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[9]  EARNINGS PER SHARE [CONTINUED]

Additionally, limited partnership units convertible into 5,099,722, 5,071,840 and 4,440,996 common shares on December 31, 2002, 2001 and 2000, respectively, as well as income allocated to these units of approximately $3,238, $2,342 and $1,908 for the years then ended were not included in the computation of diluted earnings per share as the effect would have been antidilutive.

[10] CAPITAL STOCK

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

There have never been any Class B Common Shares outstanding since our initial public offering on January 26, 1999. The conversion features of the Class B
Common Shares into Priority Class A Common Shares are exactly the same as the conversion features of the Hersha Hospitality Limited Partnership (HHLP) Units into Priority Class A Common Shares. The Class B Common Shares are convertible into Priority Class A Common Shares upon the expiration of the Priority Period at follows: (i) five years after the initial public offering of the Priority Common Shares, or (ii) the date that is 15 trading days after the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

In the event the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable by the Company for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. At December 31, 2002 and 2001, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,099,722 and 5,093,220, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

The Company's common shares are duly authorized, fully paid and non-assessable. Common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Trustees of the Company out of assets legally available and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. See Note 4 for a discussion of the units issued and the redemption rights of minority interest shareholders with respect to 5,099,722 units that are redeemable on a one-for-one basis for shares of Class B Common Shares. None of the units discussed in Note 4 have been redeemed.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

[10] CAPITAL STOCK [CONTINUED]

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

[11] SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                          QUARTER
                                                               ------------------------------
                                                                 1ST    2ND     3RD     4TH
                                                               ------  ------  ------  ------
FISCAL 2002
  Total Revenues                                               $2,971  $4,039  $4,505  $2,993
  Income Before Minority Interest and Discontinued Operations     314   1,272   1,957     497
  Net income                                                      310     308     297     377
  Diluted Earnings Per Common Share and Units                  $ 0.04  $ 0.12  $ 0.12  $ 0.23
                                                               ======  ======  ======  ======

FISCAL 2001
  Total Revenues                                               $2,792  $3,424  $3,809  $2,520
  Income Before Minority Interest                                  92     775   1,280     971
  Net income                                                      116     245     234     239
  Diluted Earnings Per Common Share and Units                  $ 0.02  $ 0.11  $ 0.10  $ 0.14
                                                               ======  ======  ======  ======


FISCAL 2000
  Total Revenues                                               $2,353  $3,216  $3,687  $3,568
  Income Before Minority Interest                                 322     769     993     671
  Net income                                                      294     207     269      77
  Diluted Earnings Per Common Share and Units                  $ 0.05  $ 0.09  $ 0.12  $ 0.11
                                                               ======  ======  ======  ======

[12] SUBSEQUENT EVENTS

On December 28, 2002 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 17, 2003.

================================================================================
HERSHA HOSPITALITY TRUST SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002 [IN THOUSANDS]
================================================================================

                                                                                            GROSS AMOUNTS AT WHICH
                                                                    COSTS CAPITALIZED             CARRIED AT
                                          INITIAL COSTS        SUBSEQUENT TO ACQUISITION        CLOSE OF PERIOD
                                     ----------------------  -----------------------------  -----------------------
                                             BUILDINGS AND                  BUILDINGS AND            BUILDINGS AND
DECRIPTION            ENCUMBRANCES    LAND    IMPROVEMENTS       LAND        IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
--------------------  -------------  ------  --------------  -------------  --------------  -------  --------------  -------
Holiday Inn,
  Harrisburg, PA      $       3,347  $  412  $        1,234  $           -  $        3,499  $   412  $        3,968  $ 4,380
Holiday Inn Express,
  New Columbia, PA            1,772      94           2,510             66             665      160           3,175    3,335
Holiday Inn Express,
  Hershey, PA                 4,626     426           2,645            410           3,049      836           5,694    6,530
Doubletree Club
  Jamaica, NY                 8,519   1,550           8,793              -               -    1,550           8,793   10,343
HIEXP & Suites,
  Harrisburg, PA                  -     213           1,934             81             967      294           2,901    3,195
Comfort Inn,
  Harrisburg, PA              2,362       -           2,720            214           1,036      214           3,756    3,970
Hampton Inn,
  Selinsgrove, PA             3,248     157           2,511             93           2,199      250           4,710    4,960
Hampton Inn,
  Carlisle, PA                3,885     300           3,109            200           2,068      500           5,177    5,677
Hampton Inn,
  Danville, PA                2,461     300           2,787             99             997      399           3,784    4,183
Hampton Inn,
  Hershey, PA                 5,108     807           5,714              4              85      811           5,799    6,610
Hampton Inn,
  Newnan, GA                  3,313     712           5,504              -               -      712           5,504    6,216
Hampton Inn,
  Peachtree City, GA          2,195     394           3,054              -               8      394           3,062    3,456
Comfort Suites,
  Duluth, GA                  3,189     432           4,343              -               2      432           4,345    4,777
Holiday Inn Express,
  Duluth, GA                  2,645     470           2,912              -              21      470           2,933    3,403
Mainstay Suites
  Frederick, MD               2,978     262           1,049            171           2,891      433           3,940    4,373
Sleep/Mainstay
  KOP, PA                     6,569   1,133           7,294              -              25    1,133           7,319    8,452
Holiday Inn Express,
  LI City, NY                 5,321   1,500           6,300              -               -    1,500           6,300    7,800
                      -------------  ------  --------------  -------------  --------------  -------  --------------  -------
                      $      61,538  $9,162  $       64,413  $       1,338  $       17,512  $10,500  $       81,160  $91,660
                      =============  ======  ==============  =============  ==============  =======  ==============  =======


                                                                       LIFE
                       ACCUMULATED        NET                       UPON WHICH
                      DEPRECIATION      BOOK VALUE                 LATEST INCOME
                      BUILDINGS AND   BUILDINGS AND     DATE OF    STATEMENT IS
DECRIPTION             IMPROVEMENTS    IMPROVEMENTS   ACQUISITION    COMPUTED
--------------------  --------------  --------------  -----------  ------------
Holiday Inn,
  Harrisburg, PA      $          941  $        3,439     12/15/94      15 to 40
Holiday Inn Express,
  New Columbia, PA               390           2,945     12/01/97      15 to 40
Holiday Inn Express,
  Hershey, PA                    619           5,911     10/01/97      15 to 40
Doubletree Club
  Jamaica, NY                     55          10,288     11/01/02      15 to 40
HIEXP & Suites,
  Harrisburg, PA                 261           2,934     03/06/98      15 to 40
Comfort Inn,
  Harrisburg, PA                 392           3,578     05/15/98      15 to 40
Hampton Inn,
  Selinsgrove, PA                640           4,320     09/12/96      15 to 40
Hampton Inn,
  Carlisle, PA                   595           5,082     06/01/97      15 to 40
Hampton Inn,
  Danville, PA                   330           3,853     08/28/97      15 to 40
Hampton Inn,
  Hershey, PA                    469           6,141     01/01/00      15 to 40
Hampton Inn,
  Newnan, GA                     373           5,843     04/20/00      15 to 40
Hampton Inn,
  Peachtree City, GA             208           3,248     04/20/00      15 to 40
Comfort Suites,
  Duluth, GA                     285           4,492     05/19/00      15 to 40
Holiday Inn Express,
  Duluth, GA                     194           3,209     05/19/00      15 to 40
Mainstay Suites
  Frederick, MD                   94           4,279     01/01/02      15 to 40
Sleep/Mainstay
  KOP, PA                        282           8,170     06/01/01      15 to 40
Holiday Inn Express,
  LI City, NY                    184           7,616     11/01/01      15 to 40
                      --------------  --------------
                      $        6,312  $       85,348
                      ==============  ==============

================================================================================
HERSHA HOSPITALITY TRUST SUBSIDIARIES
NOTES TO SCHEDULE III
[IN THOUSANDS]
================================================================================

                                                                      2002
                                                                 ---------------
RECONCILIATION OF REAL ESTATE:
Balance at Beginning of Year                                     $        84,748
Additions During Year                                                     17,209
Deletions During Year                                                     10,797
                                                                 ---------------
Balance at End of Year                                           $        91,160
                                                                 ===============

RECONCILIATION OF ACCUMULATED DEPRECIATION:
Balance at Beginning of Year                                     $         5,222
Depreciation for the Year                                                  1,823
Accumulated Depreciation on Deletions                                        733
                                                                 ---------------
Balance at End of Year                                           $         6,312
                                                                 ===============

The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $25,104

Depreciation is computed based upon the following useful lives:
Buildings and Improvements                                        15 to 40 years

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
  Hersha Hospitality Management L.P.
  New Cumberland, Pennsylvania


     We have audited the accompanying balance sheets of Hersha Hospitality Management L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Management L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                              MOORE STEPHENS, P. C.
                                              Certified Public Accountants.



New York, New York
February 28, 2003

-----------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
-----------------------------------------------------------------------------------

                                                      DECEMBER 31,    DECEMBER 31,
                                                     --------------  --------------
CURRENT ASSETS:                                           2002            2001
                                                     --------------  --------------
Cash and Cash Equivalents                            $         217   $         222
  Accounts Receivable, less allowance for doubtful
  accounts of $100 and $230 at December 31, 2002 and
  2001, respectively                                           775             698
  Prepaid Expenses                                             139              34
  Due from Related Party - HHLP                                259              63
  Due from Related Parties                                     897           1,097
  Other Assets                                                 251             252
                                                     --------------  --------------
          TOTAL CURRENT ASSETS                               2,538           2,366


FRANCHISE LICENSES [NET OF ACCUMULATED AMORTIZATION
OF $167 AND $149 AT DECEMBER 31, 2002 AND 2001,
RESPECTIVELY]                                                  276             293
CONSTRUCTION IN PROGRESS                                         -               8
PROPERTY AND EQUIPMENT                                         863           1,079
                                                     --------------  --------------

TOTAL ASSETS                                         $       3,677   $       3,746
                                                     ==============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                   $       1,134   $       1,278
  Accrued Expenses                                             377             268
  Other Liabilities                                              5               -
  Due to Related Parties                                       182             310
  Lease Payments Payable Related Party - HHLP                2,562           2,376
                                                     --------------  --------------
TOTAL CURRENT LIABILITIES                                    4,260           4,232

COMMITMENTS                                                      -               -

PARTNERS' CAPITAL                                             (583)           (486)
                                                     --------------  --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL              $       3,677   $       3,746
                                                     ==============  ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 20001 AND 2000
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              2002            2001            2000
                                         --------------  --------------  --------------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $      24,711   $      25,560   $      26,903
  Restaurant Revenue                             2,445           1,880           1,875
  Other revenue                                  2,782           1,843           1,340
                                         --------------  --------------  --------------
TOTAL REVENUES FROM HOTEL OPERATIONS     $      29,938   $      29,283   $      30,118

EXPENSES:
  Hotel Operating Expenses                      10,061          10,373          10,739
  Restaurant Operating Expenses                  1,971           1,593           1,743
  Advertising and Marketing                      2,061           2,086           1,754
  Bad Debts                                         13             124              17
  Depreciation and Amortization                    250             229             192
  General and Administrative                     4,745           4,708           4,911
  General and Admin. - Related Parties              21             126             141
  Lease Expense - HHLP                          11,433          10,396           9,933
  Lease Expense - Other Related Parties              -             703             798
                                         --------------  --------------  --------------
TOTAL EXPENSES                           $      30,555   $      30,338   $      30,228
                                         --------------  --------------  --------------

Loss before Discontinued                 $        (617)  $      (1,055)  $        (110)
  Operations

Loss from Discontinued                   $         (54)  $         (49)  $         (37)
  Operations

NET LOSS                                 $        (671)  $      (1,104)  $        (147)
                                         ==============  ==============  ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                       GENERAL    LIMITED
                                       PARTNER    PARTNERS    TOTAL
                                      ---------  ----------  --------

Partners Capital - December 31, 1999  $     (4)  $      76   $    72

Net Loss                                    (1)       (146)     (147)
                                      ---------  ----------  --------

Partners Capital - December 31, 2000  $     (5)  $     (70)  $   (75)
Capital Contribution                         6         710       716
Contributed Franchise Fee Write-Down                   (23)      (23)

Net Loss                                   (11)     (1,093)   (1,104)
                                      ---------  ----------  --------

Partners Capital - December 31, 2001  $    (10)  $    (476)  $  (486)

Capital Contribution                         6         568       574

Net Loss                                    (7)       (664)     (671)
                                      ---------  ----------  --------

Partners Capital - December 31, 2002  $    (11)  $    (572)  $  (583)
                                      =========  ==========  ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
[IN THOUSANDS]
--------------------------------------------------------------------------------

                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              2002            2001            2000
                                                         --------------  --------------  --------------
OPERATING ACTIVITIES:
  Net (Loss)                                             $        (671)  $      (1,104)  $        (147)
                                                         --------------  --------------  --------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation and Amortization                                  257             243             207
    Allowance for Doubtful Accounts                                 13             124               -
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                            (90)             69             (74)
    Prepaid Expenses                                              (105)            (21)             47
    Other Assets                                                   (20)             27             (97)
    Due from Related Parties                                        64             620            (265)
  Increase (Decrease):
    Accounts Payable                                              (144)           (361)            285
    Accounts Payable - Related Party                                 -             (60)             30
    Lease Payments Payable - HHLP                                  186            (268)            528
    Due to Related Parties                                        (128)            (21)           (200)
    Accrued Expenses                                               109            (182)             18
    Other Liabilities                                                5             (21)             21
                                                         --------------  --------------  --------------
  Total Adjustments                                                147             149             500
                                                         --------------  --------------  --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (524)           (955)            353

INVESTING ACTIVITIES
  Purchase Property and Equipment                                  (54)           (123)           (448)
  Sale of Property and Equipment                                     -               5               -
  Purchase of Franchise Licenses                                   (47)            (68)              -
  Sale of Franchise Licenses                                        46              24             (60)
                                                         --------------  --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                              (55)           (162)           (508)

FINANCING ACTIVITIES
  Capital Contributed by Partners                                  574             716               -
                                                         --------------  --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          574             716               -

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                         (5)           (401)           (155)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      222             623             778
                                                         --------------  --------------  --------------
CASH AND CASH EQUIVALENTS - END OF YEAR                  $         217   $         222   $         623
                                                         ==============  ==============  ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[1]  ORGANIZATION

Hersha Hospitality Management, L.P., [the "Lessee"], was organized under the laws of the State of Pennsylvania in May 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by Mr. Hasu P. Shah and certain affiliates, [the "Hersha Affiliates"], some of whom have ownership interests in the Partnership. We also manage certain other properties owned by the Hersha Affiliates that are not owned by the Partnership. We commenced operations on January 1, 1999 and as of December 31, 2002 leased 14 hotel properties from the Partnership.

[2]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased. We have no cash equivalents at December 31, 2002 or 2001.

INVENTORIES - Inventories of $36 and $31, consisting primarily of food and beverages and which are included in other assets for the years ended December
31, 2002 and 2001, respectively, are stated at the lower of cost [generally, first-in, first-out] or market.

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

The estimated lives used to depreciate the property improvements and equipment are as follows:

Property Improvements                          15 years
Furniture Fixtures and Equipment           5 to 7 years
Software                                        3 years
Automobiles                                     3 years

FRANCHISE LICENSES - The franchise agreements have lives ranging from 10 to 20 years but may be terminated by either party on certain anniversary dates specified in the agreements. The franchise fees are amortized over their respective franchise lives utilizing the straight-line method. Amortization expense was $48, $41 and $39 for the years ended December 31, 2002, 2001 and 2000, respectively.

REVENUE RECOGNITION - Revenue is recognized as earned when services are rendered.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[2]  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from our normal business activities. We place our cash with high credit quality financial institutions. We do not require collateral to support our financial instruments. At December 31, 2002 and 2001 we did not maintain any monies in financial institutions that exceeded federally insured amounts.

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

ADVERTISING AND MARKETING - Advertising and marketing costs are expensed as incurred and totaled $2,106, $2,155 and $1,856 for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services. Payments under these agreements related to marketing services amounted to $530, $549 and $571 for the years ended December 31, 2002, 2001 and 2000, respectively.

RECLASSIFICATION - Certain prior year numbers have been reclassified to conform to current year presentation.

[3]  COMMITMENTS AND RELATED PARTY TRANSACTIONS

We have assumed the rights and obligations under the terms of existing franchise licenses relating to the hotels upon acquisition of the hotels by the Partnership. The franchise licenses generally specify certain management, operational, accounting, reporting and marketing standards and procedures with which the franchisee must comply and provide for annual franchise fees based upon percentages of gross room revenue. During the years ended December 31, 2002, 2001 and 2000 franchise fees totaling $1,427, $1,454 and $1,612 were charged  to  general  and  administrative  expenses,  respectively.

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
--------------------------------------------------------------------------------

[3]  COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

Minimum future lease payments due during the non-cancellable portion of the leases as of December 31, 2002 are as follows:


          2003                  $    6,770
          2004                       4,049
          2005                       2,759
          2006                       1,821
          007                        1,489
          Thereafter                   561
                                ----------
                         TOTAL  $   17,449
                                ==========

For the years ended December 31, 2002, 2001 and 2000 we incurred initial fixed rents of $3,710, $4,403 and $6,045 and percentage rents of $8,251, $6,698 and $4,878, respectively.

As of December 31, 2002 and 2001 the amount due to the Partnership for lease payments was $2,562 and $2,376, respectively.

During the years ended December 31, 2002, 2001 and 2000, we provided for and were reimbursed for capital improvements totaling $1,421, $1,476 and $1,076 to the hotels that are the responsibility of HHLP. As of December 31, 2002 and 2001, $259 and $24, respectively, remain receivable and are recorded as Due from HHLP.

We have entered into an Administrative Services Agreement (the "Agreement") with HHLP for us to provide accounting and securities reporting services to them. The terms of the agreement provide for a fixed annual fee of $80,000 with an additional fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to their portfolio. Based upon a revision in pricing methodology, the administrative services agreement was reduced by $75,000 per year as of January 1, 2001. For the years ended December 31, 2002, 2001 and 2000, we have earned $175, $134 and $243, respectively for the services provided in accordance with the Agreement. These fees are included in Other Revenues. At December 31, 2002 and 2001, $0 and $39, respectively, remains receivable and are recorded as Due from HHLP.

We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain legal fees aggregating $87, $34 and $39 during the years ended December 31, 2002, 2001 and 2000, respectively.

For the years ended December 31, 2002, 2001 and 2000, we paid to Hersha Construction Company $4, $0, and $186, respectively, for construction work related to the renovation of hotel properties.

For the years ended December 31, 2002, 2001 and 2000, we paid to Hersha Hotel Supply $925, $957 and $976, respectively, for hotel supplies of which $86 and $0 was in accounts payable at December 31, 2002 and 2001, respectively. These expenses are included in Hotel Operating Expenses and Restaurant Operating Expenses.

We provide office space to various related entities. The total rent collected for the years ended December 31, 2002, 2001 and 2000 was $66, $66 and $99, respectively.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[3]  COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

During the years ended December 31, 2002, 2001 and 2000, we had advances to related parties of $72, $66 and $950, respectively. These advances were inclusive of repayments from related parties of $128, $685 and $473, respectively. Interest income of $0, $90 and $45, respectively, was recorded on these loans.

[4]  PROPERTY AND EQUIPMENT

Property  and  equipment consist of the following at December 31, 2002 and 2001:

                                    2002    2001
                                   ------  ------
Property Improvements              $  693  $  693
Furniture, Fixtures and Equipment     642     752
Software                               43      30
Automobiles                           119     118
                                   ------  ------
Subtotal                            1,497   1,593
Less Accumulated Depreciation         634     514
                                   ------  ------
Total Property and Equipment       $  863  $1,079
                                   ======  ======


Depreciation expense was $209, $202 and $168 for the years ended December 31, 2002, 2001 and 2000, respectively.

[5]  SHARE  APPRECIATION  RIGHTS  PLAN  ["SAR"]

We have established a share appreciation rights plan ["SAR"] to provide incentive to our employees to improve the operations of our lessor, HHLP, and to associate our employee's interest with those of HHLP. Officers and employees of our company are eligible to participate in the SAR. The SAR entitles the holder to receive, with respect to each Class B Common Share encompassed by the exercise of such SAR, the amount determined by the administrator and specified in an agreement.

A SAR granted under this Plan will be exercisable only if (i) the General Partner of HHLP, Hersha Hospitality Trust, obtains a per share closing price on the Class A Common Shares of $9.00 or higher for 20 consecutive trading days; and (ii) the closing price on the Class A Common Shares for the prior trading day was $9.00 or higher.

The maximum period in which a SAR may be exercised shall be determined by the administrator on the date of grant, except that no SAR shall be exercisable after the expiration of five years from the date such SAR is granted.

The administrator of the plan, Hersha Hospitality Management, Co. [HHMCO], selects the individuals who participate in the Option Plan. The maximum aggregate number of Class B

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[5]  SHARE APPRECIATION RIGHTS PLAN ["SAR"] [CONTINUED]

Common Shares with respect to which SARs may be granted under this Plan is 300,000. Hersha Hospitality Trust has issued 300,000 restricted share options for the express purpose of exercising SARs on their respective exercise dates. As of December 31, 2002 and 2001, we have issued 255,150 SARs to our employees, respectively.

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

[7]  DISCONTINUED OPERATIONS

On September 26, 2002, Hersha Hospitality Limited Partnership ("HHLP") sold the Clarion Suites, Philadelphia, PA to a third party owner operator for $6,300 less transfer costs that are estimated at $103. We have terminated the lease with HHLP as of this date without any fees or penalties incurred by either party.

Total revenues related to the asset of $1,795 and a loss from discontinued operations of $54 for the year ended December 31, 2002 is included in discontinued operations. Total revenues related to the asset of $2,088 and a loss from discontinued operations of $49 for the year ended December 31, 2001 is included in discontinued operations. Total revenues related to the asset of $2,710 and a loss from discontinued operations of $37 for the year ended December 31, 2000 is included in discontinued operations.

[8] NEW AUTHORITATIVE PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB has set forth in EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 had no impact on our results of operations or financial position for 2002.

The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on us.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS,
[IN THOUSANDS]
--------------------------------------------------------------------------------

[8]  NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to us at this time.

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We will continue to monitor and evaluate the impact of FIN 46 on our financial statements.

[9]  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2002, financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and loans to related parties. The fair values of these instruments approximate carrying value because of their short-term nature.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  TRUSTEES  AND  EXECUTIVE  OFFICERS  OF  OUR  COMPANY

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on May 28, 2003.


ITEM 11.  EXECUTIVE  COMPENSATION

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on May 28, 2003.


ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on May 28, 2003.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on May 28, 2003.

ITEM 14.  CONTROLS  AND  PROCEDURES

     Company management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days of the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

INDEX TO FINANCIAL STATEMENTS


     HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

     Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  37
     Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . .  38
     Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  39
     Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  40
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  41
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  46
     Schedule III - Real Estate and Accumulated Depreciation for the
     year ended December 31, 2002 . . . . . . . . . . . . . . . . . . . . .  65

     HERSHA HOSPITALITY MANAGEMENT, L.P.
     Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . .  67
     Balance Sheets as of December 31, 2002 and 2001. . . . . . . . . . . .  68
     Statement of Operations for the years ended December 31, 2002,2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69
     Statements of Partners' Capital for the years ended December 31, 2002,
     2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  70
     Statements of Cash Flows for the years ended December 31, 2002,
     2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  71
     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .  72

(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed by us (i) on October 1, 2002 reporting the acquisition of one hotel property, and (ii) on November 14, 2002 to file the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 906 of the Sarbanes-Oxley Act of 2002.

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


Exhibit  Document
-------  --------

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

10.40    Contribution Agreement, dated as of October 1, 2002 between Shree Associates, JSK II
         Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H.
         Shah, David L. Desfor, Madhusudan I. Patni and Shreenathji Enterprises, Ltd. as Contributors,
         and Hersha Hospitality Limited Partnership, a Virginia limited partnership, as Acquiror
         (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
         October 15, 2002)

21.1*    Subsidiaries of the Registrant

23.1*    Consent of Moore Stephens, P.C.

99.1*    Certification of Chief Executive Officer

99.2*    Certification of Chief Financial Officer

---------------
     *    Filed herewith

(d)  Financial Statement Schedules

          Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001 included in Item 8 on page 66 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HERSHA HOSPITALITY TRUST



March 31, 2003                 /s/ Hasu P. Shah
                               ---------------------------
                               Hasu P. Shah
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                        DATE
--------------------------  ---------------------------------------  --------------

 /s/Hasu P. Shah            Chairman of the Board and Chief          March 31, 2003
--------------------------  Executive Officer (Principal Executive
 Hasu P. Shah               Officer)

 /s/Thomas S. Capello       Trustee                                  March 31, 2003
--------------------------
 Thomas S. Capello

 /s/L. McCarthy Downs, III  Trustee                                  March 31, 2003
--------------------------
 L. McCarthy Downs, III

 /s/Donald J. Landry        Trustee                                  March 31, 2003
--------------------------
 Donald J. Landry

 /s/William Lehr, Jr.       Trustee                                  March 31, 2003
--------------------------
 William Lehr, Jr.

 /s/Michael A. Leven        Trustee                                  March 31, 2003
--------------------------
 Michael A. Leven

 /s/K.D. Patel              Trustee                                  March 31, 2003
--------------------------
 K.D. Patel

 /s/Ashish R. Parikh        Chief Financial Officer (Principal       March 31, 2003
--------------------------  Financial Officer)
 Ashish R. Parikh

 /s/David Desfor            Controller (Principal Accounting         March 31, 2003
--------------------------  Officer)
 David Desfor

                                  CERTIFICATION

I, Hasu P. Shah, certify that:

1.     I  have  reviewed  this  annual report on Form 10-K of Hersha Hospitality
Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


                                /s/ Hasu P. Shah
                               -------------------------------------------------
                               Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

I, Ashish R. Parikh, certify that:

1.     I  have  reviewed  this  annual report on Form 10-K of Hersha Hospitality
Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


                                             /s/ Ashish R. Parikh
                                             -----------------------------------
                                             Chief Financial Officer

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
         Bank (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999)


Exhibit  Document
-------  --------

10.35    Note executed by 1444 Associates and MEPS Associates in connection with the Loan and
         Security Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)
10.36    Purchase Agreement, dated December 4, 2001, between Metro Two Hotel, LLC, as Seller, and
         HHLP Hunters Point, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the
         Company's Current Report on Form 8-K filed on December 7, 2001)
10.37    Purchase Agreement, dated December 4, 2001, between Hersha Hospitality Limited Partnership, as Seller, and Riverfront Hotel Associates, as Purchaser (incorporated by reference to Exhibit
         10.3 to the Company's Current Report on Form 8-K filed on December 7, 2001)
10.38    Contribution Agreement, dated December 4, 2001, between Hersha Hospitality Limited
         Partnership and Hersha Hospitality, LLC, as Contributors, and Shree Associates, JSK II
         Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H.
         Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Acquirors (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 7, 2001)
10.39    Contribution Agreement, dated December 4, 2001, between Hersha Hospitality Limited
         Partnership and Hersha Hospitality, LLC, as Contributors, and Shree Associates, JSK II
         Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H.
         Shah, David L. Desfor and Shreenathji Enterprises, Ltd., as Acquirors (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 7, 2001)
10.40    Contribution Agreement, dated as of October 1, 2002 between Shree Associates, JSK II
         Associates, Shreeji Associates, Kunj Associates, Shanti III Associates, Devi Associates, Neil H.
         Shah, David L. Desfor, Madhusudan I. Patni and Shreenathji Enterprises, Ltd. as Contributors,
         and Hersha Hospitality Limited Partnership, a Virginia limited partnership, as Acquiror
         (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
         October 15, 2002)
21.1*    Subsidiaries of the Registrant
23.1*    Consent of Moore Stephens, P.C.
99.1*    Certification of Chief Executive Officer
99.2*    Certification of Chief Financial Officer

---------------
*    Filed herewith.