Form 10-Q
period 2003-03-31
HERSHA HOSPITALITY TRUST
filed 2003-05-14
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

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


                            148 SHERATON DRIVE, BOX A
                       NEW CUMBERLAND, PENNSYLVANIA, 17070
              (Address of Registrant's Principal Executive Offices)

       Registrant's telephone number, including area code:  (717) 770-2405

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b -2 of the Exchange Act). Yes [_] No [X]

     As of March 31, 2003, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,577,785.

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

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements
            HERSHA HOSPITALITY TRUST

            Consolidated Balance Sheets as of March 31, 2003 [Unaudited]
            and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
            Consolidated Statements of Operations for the three months ended
            March 31, 2003 and 2002 [Unaudited]. . . . . . . . . . . . . . . . . . . . . .  4
            Consolidated Statements of Cash Flows for the three months ended
            March 31, 2003 and 2002 [Unaudited]. . . . . . . . . . . . . . . . . . . . . .  5
            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .  7

            HERSHA HOSPITALITY MANAGEMENT, L.P.
            Balance Sheets as of March 31, 2003 [Unaudited] and
            December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
            Statements of Operations for the three months ended
            March 31, 2003 and 2002 [Unaudited] . . . . . . . . . . . . . . . . . . . . .  17
            Statements of Cash Flows for the three months ended
            March 31, 2003 and 2002 [Unaudited] . . . . . . . . . . . . . . . . . . . . .  18
            Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  19

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
            Results of Operations, Three Months Ended March 31, 2003 and 2002 . . . . . .  22
            Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . .  23
            Inflation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
            Seasonality . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
            Subsequent Events . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . .  25

   Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
   Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . .  27
   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . .  27
   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .  27
   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .  27
            (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
            (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


                                                                       MARCH 31,
                                                                     -------------
                                                                         2003        DECEMBER 31,
                                                                     -------------  --------------
ASSETS:                                                               [UNAUDITED]        2002
                                                                     -------------  --------------
  Cash and cash equivalents                                          $         71   $         140
  Investment in Hotel Properties, Net of Accumulated Depreciation          93,047          93,814
  Escrow and Lease Deposits                                                 1,996           1,749
  Lease Payments Receivable - Related Party                                 2,534           2,562
  Lease Payments Receivable - Other                                           233             233
  Intangibles, Net of Accumulated Amortization                              1,140           1,165
  Due from Related Party                                                    2,175           1,130
  Other Assets                                                                704             723
                                                                     -------------  --------------
TOTAL ASSETS                                                         $    101,900   $     101,516
                                                                     =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgages Payable                                                  $     61,659   $      61,538
  Lines of Credit                                                           5,201           3,803
  Deposits Payable                                                          1,000           1,000
  Dividends Payable                                                         1,382           1,382
  Due to Related Party                                                      1,306           1,303
  Accounts Payable and Accrued Expenses                                       674             854
                                                                     -------------  --------------
TOTAL LIABILITIES                                                          71,222          69,880
                                                                     -------------  --------------

MINORITY INTEREST                                                          19,454          20,258
                                                                     -------------  --------------

Shareholders' Equity:
  Preferred Shares, $.01 par value, 10,000 Shares authorized, None
  Issued and Outstanding                                                       --              --

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000
  Shares Authorized, 2,577,785 and 2,576,863 Shares Issued and
  Outstanding at March 31, 2003 and December 31, 2002,
  Respectively (Aggregate Liquidation Preference $15,467 and
  $15,460, respectively)                                                       26              26


  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, None Issued and Outstanding                                      --              --

  Additional Paid-in Capital                                               13,685          13,679
  Distributions in Excess of Net Earnings                                  (2,487)         (2,327)
                                                                     -------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                 11,224          11,378
                                                                     -------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    101,900   $     101,516
                                                                     =============  ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------

                                          MARCH 31,     MARCH 31,
                                             2003          2002
                                         ------------  ------------
REVENUE:
  Percentage Lease Revenues - HHMLP      $     2,534   $     2,219
  Percentage Lease Revenues - Other              700           700
  Other Revenue                                   44            52
                                         ------------  ------------
  TOTAL REVENUE                                3,278         2,971

EXPENSES:
  Interest expense                             1,268         1,240
  Real Estate and Personal Property
    Taxes and Property Insurance                 265           244
  General and Administrative                     240           152
  Depreciation and Amortization                1,087         1,021
                                         ------------  ------------
  TOTAL EXPENSES                               2,860         2,657
                                         ------------  ------------

  INCOME BEFORE MINORITY INTEREST
    AND DISCONTINUED OPERATIONS                  418           314

  INCOME ALLOCATED TO MINORITY INTEREST          114             4
                                         ------------  ------------

  NET INCOME                             $       304   $       310
                                         ============  ============

  EARNINGS PER SHARE DATA:
  -----------------------
  BASIC                                  $      0.12   $      0.13
  DILUTED                                $      0.05   $      0.04

WEIGHTED AVERAGE SHARES:
  Basic                                    2,577,785     2,347,722

  Diluted                                  7,677,507(1)  7,447,444(1)


(1)  Includes 5,099,722 and 4,972,555 units at March 31, 2003 and 2002, respectively, that are redeemable on a one-for-one basis for Class B common shares


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
--------------------------------------------------------------------------------

                                                       MARCH 31,    MARCH 31,
                                                         2003         2002
                                                      -----------  -----------
OPERATING ACTIVITIES:
     Net Income                                       $      304   $      310
                                                      -----------  -----------
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
          Depreciation                                     1,062          989
          Amortization                                        25           32
          Income Allocated to Minority Interest              114            4
     Change in Assets and Liabilities:
     (Increase) Decrease in:
          Escrow and Lease Deposits                         (247)         (78)
          Lease Payments Receivable - Related Party           28         (152)
          Other Assets                                        19         (264)
          Due from Related Party                          (1,045)      (1,312)
     Increase (Decrease):
          Due to Related Parties                               3        1,624
          Accounts Payable and Accrued Expenses             (180)         204
                                                      -----------  -----------
     Total Adjustments                                      (221)       1,047
                                                      -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     83        1,357

INVESTING ACTIVITIES:
     Purchase of Hotel Property Assets                      (295)      (1,859)
                                                      -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                       (295)      (1,859)
                                                      -----------  -----------

FINANCING ACTIVITIES:
     Repayment of Borrowings Under Line of Credit           (815)      (2,686)
     Borrowings under Line of Credit                       2,213        5,267
     Principal Repayment of Mortgages Payable               (306)        (224)
     Principal Addition to Mortgages Payable                 427            -
     Cash received from Stock Sales                            -          600
     Subscriptions Receivable                                  -       (1,129)
     Dividends Paid                                         (458)        (410)
     Limited Partnership Unit Distribution Paid             (918)        (915)
                                                      -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    143          503

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (69)           1
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              140          167
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $       71   $      168
                                                      ===========  ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2002  AND  2001  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


                                                   MARCH 31,   MARCH 31,
                                                      2003        2002
                                                   ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  CASH PAID DURING THE PERIOD:
  Interest                                         $    1,004  $    1,127

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

As of January 1, 2002, we issued an aggregate of 333,541 additional operating partnership units in connection with the re-pricing of the Holiday Inn Express & Suites, Harrisburg, the Hampton Inn, Danville and the Hampton Inn & Suites, Hershey, Pennsylvania. The repricing resulted in additional investment in hotel properties of $1,837. The total number of units outstanding as of January 1, 2002 was 5,099,722.

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

As of March 31, 2003 we had issued an additional 2,785 Priority Class A Common Shares pursuant to the DRIP. Of the total dividends payable of $1,382 at December 31, 2002, we paid a cash dividend of $1,376 and issued an additional 922 shares valued at approximately $6, utilizing an average five day closing price of $6.19 per share.

On December 28, 2002 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 17, 2003.

On March 28, 2003 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on April 18, 2003.


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

As of March 31, 2003 we had issued an additional 2,785 Priority Class A Common Shares pursuant to the DRIP. Of the total dividends payable of $1,382 at December 31, 2002, we paid a cash dividend of $1,376 and issued an additional 922 shares valued at approximately $6, utilizing an average five day closing price of $6.19 per share.

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

MINORITY INTEREST - Minority interest in the Partnership represents the limited partners proportionate share of the equity of the Partnership. Income is allocated to minority interest in accordance with the preferential return and liquidation preference in accordance with the terms of the partnership agreement.


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

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

In the event that the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partner may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At March 31, 2003 and December 31, 2002, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,099,722, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

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

We have currently entered into percentage leases relating to 14 hotels with HHMLP. Each percentage lease has an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for these 14 hotels may be extended for two additional five-year term at HHMLP's option. Pursuant to the terms of the percentage leases, HHMLP is required to pay either initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

We have future lease commitments from HHMLP through November 2006. Minimum future rental income under these noncancellable operating leases at March 31, 2003, is as follows:

                  December 31, 2003  $ 5,941
                  December 31, 2004    5,589
                  December 31, 2005    2,759
                  December 31, 2006    1,821
                  December 31, 2007    1,105
                  Thereafter             561
                                     -------
                  Total              $17,776
                                     =======


We have entered into percentage leases relating to four hotels with Noble. Each percentage lease has an initial non-cancelable term of three years. Noble has elected not to renew any of their leases for a subsequent term. The leases for the Hampton Inn Peachtree City and Newnan, GA. expired as of April 20, 2003. The leases for the Comfort Suites and Holiday Inn Express, Duluth will expire on May 20, 2003. Pursuant to the terms of the percentage leases, Noble is required to pay either initial fixed rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

We have future lease commitments from Noble through May 19, 2003. Minimum future rental income under these noncancellable operating leases at March 31, 2003, is as follows:

      December 31, 2003                  220
                                   ---------
      TOTAL                        $     220
                                   =========

For the period January 1, 2003 through March 31, 2003, we earned initial fixed rents of $1,923 and earned percentage rents of $1,311. For the period January 1, 2002 through March 31, 2002, we earned initial fixed rents of $1,528 and earned percentage rents of $1,391.

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

We have acquired five hotels, since the commencement of operations, for prices that will be adjusted at a later date.

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

We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fixed fee of $175 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. As of March 31, 2003 and 2002, $44 has been charged to operations in each period.

We have approved the lending of up to $3,000 to some of our executive officers, trustees and their affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of March 31, 2003 and December 31, 2002, some of our executive officers, trustees and their affiliates owed us $2,000 and $1,000, respectively. Interest income from these advances was $25 for the three months ended March 31, 2003 and 2002, respectively.

Our Due from Related Party balance was $2,175 and $1,130 as of March 31, 2003 and December 31, 2002, respectively. The March 31, 2003 balance consisted primarily of $2,000 of development line funding. The remainder of the balance of $175 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties, prepaid franchise fees and interest receivable. The December 31, 2002 balance consisted primarily of $1,000 of development line funding, as mentioned above. The remainder of the balance of approximately $130 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable.

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

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

Our total borrowings outstanding from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, at March 31, 2003 and December 31, 2002 were $1,015 and $1,000, respectively. We incurred interest expense of approximately $15 and $35 related to these borrowings from SEL for the three months ended March 31, 2003 and 2002, respectively. We borrow from SEL at a fixed rate of 6.5% per annum.

[4]  DEBT

Debt  is  comprised  of  the  following at March 31, 2003 and December 31, 2002:

                           MARCH 31   DECEMBER 31,
                             2003         2002
                           ---------  -------------

Mortgages Payable          $  61,659  $      61,538
Revolving Credit Facility      5,201          3,803
                           ---------  -------------
Total Long Term Debt       $  66,860  $      65,341


Substantially all of our long-term debt is collateralized by property and equipment and in certain situations is personally guaranteed by some of our executive officers, trustees and their affiliates. The total mortgages payable balance at March 31, 2003 and December 31, 2002 was $61,659 and $61,538, respectively, and consisted of mortgages with fixed interest rates ranging from 6.0% to 9.43%. The maturities for the outstanding mortgages ranged from August 2004 to December 2012.

On August 9, 1999, the Company obtained a $7,000 credit facility from Sovereign Bank (the "Line of Credit"). The Line of Credit was increased to $11,500 as of December 1, 2000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg. The interest rate on borrowings under the Line of Credit at March 31, 2003 and December 31, 2002 was 4.25%. The Line of Credit expires in December 2004. The outstanding principal balance on the Line of Credit was approximately $5,201 and $3,803 at March 31, 2003 and December 31, 2002, respectively.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


[5]  EARNINGS  PER  SHARE

                                                          THREE MONTHS ENDED
                                                        -----------------------
                                                        MARCH 31,   MARCH 31,
                                                        ----------  -----------
                                                           2003        2002
Net Income for Basic Earnings Per Share                 $      304  $      310

Add:  Income Attributable to Minority Interest                 114           4
                                                        ----------  -----------
NET INCOME FOR DILUTED EARNINGS PER SHARE               $      418  $      314
-----------------------------------------               ==========  ===========

Weighted Average Shares for Basic Earnings Per Share     2,577,785   2,347,722

Dilutive Effect of Limited Partnership Units             5,099,722   5,099,722
                                                        ----------  -----------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   7,677,507   7,447,444
------------------------------------------------------  ==========  ===========

Basic Earnings Per Common Share                         $     0.12  $     0.13

Diluted Earnings Per Common Share and Unit              $     0.05  $     0.04

Options to purchase 534,000 shares of Class B common shares for the three months ended March 31, 2003 and March 31, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
--------------------------------------------------------------------------------


[7]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and as such do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with our customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2003, and the results of our operations for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

[8]  SUBSEQUENT  EVENTS

On April 21, 2003, CNL Hospitality Properties, L.P. ("CHPLP") purchased from Hersha Hospitality Limited Partnership ("HHLP"), the operating partnership of
Hersha Hospitality Trust ("HT"), $10,000 of convertible preferred units of limited partnership interest in HHLP ("Series A Preferred Units"). CHPLP agreed to purchase up to an additional $15,000 of Series A Preferred Units during the next 12 months. At the same time, HHLP and CHPLP agreed to form a joint venture investment partnership to acquire hotel real estate assets utilizing up to an additional $40 million of joint venture funding from CHPLP. The preferred partnership units and joint venture interests purchased and to be purchased by CHPLP are convertible into HT common shares at a price of $6.7555 per share, the volume weighted average closing price of HT common stock for the last 20 trading days prior to the closing of the transaction. Additional investments by CHPLP in HHLP or the joint venture are subject to the satisfaction of certain conditions described in the definitive documents relating to the transaction.

In connection with the issuance of the Series A Preferred Units, HT has granted CHPLP a limited waiver from the share ownership limit in HT's Amended and Restated Declaration of Trust, allowing CHPLP to own 100% of the outstanding Series A Preferred Shares and up to 60% of the outstanding Class A Common Shares on a fully diluted basis, subject to CHPLP's compliance with certain representations and warranties. In addition, HT and CHPLP have entered into a Standstill Agreement pursuant to which CHPLP has agreed, among other things, not to acquire any additional securities of HT, participate in any solicitation of proxies, call shareholder meetings, or seek representation on the HT Board of Trustees. The Standstill Agreement further provides that CHPLP will be entitled to vote only the HT securities it owns which represent 40% or less of the total outstanding voting securities of HT at the time of such vote or consent. Any additional voting securities owned by CHPLP will be voted pro rata according to the votes of the shareholders unaffiliated with CHPLP. The Standstill Agreement expires on its sixth anniversary, or earlier if, among other things, HHLP or HT fail to pay the required distributions or dividends on the Series A Preferred Units or Series A Preferred Shares, or HT fails to maintain its status as a REIT.

CHPLP has the right to nominate an observer to the HT Board of Trustees, and upon the occurrence of certain events, CHPLP will be entitled to elect one of the members of HT's Board of Trustees. Upon HHLP's or HT's failure to pay the distributions and dividends on the Series A Preferred Units and Series A Preferred Shares, CHPLP would be entitled to elect up to 40% of the members of the HT Board of Trustees. The holders of the Series A Preferred Units and Series A Preferred Shares will also have rights to approve certain significant transactions by HT.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
BALANCE  SHEETS
[IN  THOUSANDS]
--------------------------------------------------------------------------------

                                                               MARCH 31,     DECEMBER 31,
                                                             -------------  --------------
                                                                 2003            2002
                                                             -------------  --------------
CURRENT ASSETS:                                               [UNAUDITED]
  Cash and Cash Equivalents                                  $        225   $         217
  Accounts Receivable, less allowance for doubtful accounts
  of $88 and $100 at March 31, 2003 and December 31, 2002,
  respectively                                                        955             775
  Prepaid Expenses                                                    157             139
  Due from Related Party - HHLP                                       248             259
  Due from Related Parties                                            911             897
  Other Assets                                                        226             251
                                                             -------------  --------------
  TOTAL CURRENT ASSETS                                              2,722           2,538

Franchise Licenses, Net of accumulated amortization of $176
and $167 at March 31, 2003 and December 31, 2002,
respectively                                                          267             276
Property and Equipment, net of accumulated depreciation               827             863
                                                             -------------  --------------

TOTAL ASSETS                                                 $      3,816   $       3,677
                                                             =============  ==============

LIABILITIES AND PARTNERS' CAPITAL:
CURRENT LIABILITIES:
  Accounts Payable                                           $      2,144   $       1,134
  Accrued Expenses                                                    609             377
  Other Liabilities                                                     4               5
  Due to Related Parties                                            2,026             182
  Lease Payments Payable Related Party - HHLP                       1,311           2,562
                                                             -------------  --------------
  TOTAL CURRENT LIABILITIES                                         6,094           4,260

COMMITMENTS                                                             -               -

ACCRUED CONTINGENT LEASE                                              730               -

PARTNERS' CAPITAL                                                  (3,008)           (583)
                                                             -------------  --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $      3,816   $       3,677
                                                             =============  ==============

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS]
--------------------------------------------------------------------------------

                                         MARCH 31,    MARCH 31,
                                           2003         2002
                                        -----------  -----------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                          $    4,804   $    4,732
  Restaurant Revenue                           630          596
  Other Revenue                                280          284
                                        -----------  -----------
TOTAL REVENUES FROM HOTEL OPERATIONS    $    5,714   $    5,612

EXPENSES:
  Hotel Operating Expenses                   2,659        2,351
  Restaurant Operating Expenses                542          472
  Advertising and Marketing                    513          520
  Bad Debts                                      -            4
  Depreciation and Amortization                 62           64
  General and Administrative                 1,100        1,053
  General and Admin. - Related Parties           -            -
  Lease Expense - HHLP                       3,263        2,943
                                        -----------  -----------
  TOTAL EXPENSES                        $    8,139   $    7,407
                                        -----------  -----------

  NET LOSS                              $   (2,425)  $   (1,795)
                                        ===========  ===========


The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS]
--------------------------------------------------------------------------------

                                                             MARCH 31,    MARCH 31,
                                                               2003         2002
                                                            -----------  -----------
OPERATING ACTIVITIES:
     Net (Loss)                                             $   (2,425)  $   (1,795)
                                                            -----------  -----------
     Adjustments to Reconcile Net Income to
     Net Cash Provided by (Used in) Operating Activities:
          Depreciation                                              53           54
          Amortization                                               9           10
     Change in Assets and Liabilities:
     (Increase) Decrease in:
          Accounts Receivable                                     (180)          73
          Prepaid Expenses                                         (18)          23
          Other Assets                                              25           79
          Due from Related Parties                                  (3)         (90)
     Increase (Decrease):
          Accounts Payable                                       1,010         (368)
          Accrued Contingent Lease                                 730          726
          Lease Payments Payable - HHLP                         (1,251)         (82)
          Advance FF&E Related Party - HHLP                          -          317
          Due to Related Parties                                 1,844          619
          Accrued Expenses                                         232          255
          Other Liabilities                                         (1)         229
                                                            -----------  -----------
     Total Adjustments                                           2,450        1,845
                                                            -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           25           50

INVESTING ACTIVITIES
     Property and Equipment                                        (17)         (10)
     Franchise Licenses                                              -            -
                                                            -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                              (17)         (10)

NET INCREASE IN CASH AND CASH EQUIVALENTS                            8           40

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    217          222
                                                            -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $      225   $      262
                                                            ===========  ===========

The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
--------------------------------------------------------------------------------


[1]  ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates that are not owned by the Partnership. HHMLP commenced operations on January 1, 1999 and as of March 31, 2003 leased 14 hotel properties from the Partnership.

[2]  COMMITMENTS  AND  CONTINGENCIES  AND  RELATED  PARTY  TRANSACTIONS

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

We have entered into percentage lease agreements ["Percentage Leases"] with HHLP. Each Percentage Lease has an initial non-cancelable term of five years and may be extended for two additional five-year terms at our option. As of March 31, 2003, HHMLP had not made a determination as to their intention to exercise their option to renew any of the leases. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent, (iii) a percentage for room revenues in excess of the incentive threshold amount, and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

Minimum future lease payments due during the noncancellable portion of the leases as of March 31, 2003 are as follows:

                 December 31, 2003  $ 5,941
                 December 31, 2004    5,589
                 December 31, 2005    2,759
                 December 31, 2006    1,821
                 December 31, 2007    1,105
                 Thereafter             561
                                    -------
                 Total              $17,776
                                    =======

We have executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provided for a annual fixed fee of $175 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the HHLP's portfolio. As of March 31, 2003 and 2002, $44 has been earned from operations in each period.

For the three months ended March 31, 2003 and 2002, we incurred lease expense of $3,263 and $2,943, respectively. As of March 31, 2003 and 2002 the amount due to the Partnership for lease payments was $1,311 and $2,562, respectively.

--------------------------------------------------------------------------------
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
--------------------------------------------------------------------------------


[2]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

Our Due from Related Party - HHLP balance was $248 and $259 as of March 31, 2003 and December 31, 2002, respectively. The March 31, 2003 balance consisted primarily  of  $44  of administrative services fees and approximately $204 for a reimbursement  for  furniture,  fixtures and equipment expenditures on behalf of
HHLP.   The  December  31,2002  balance  consisted  primarily  of  $259  for  a reimbursement for furniture, fixtures and equipment expenditures on behalf of HHLP.

Our Due from Related Party balance consists of receivables from affiliates of HHMLP, excluding HHLP. The March 31, 2003 and December 31, 2002 balance was $911 and $897, respectively. The Due from Related Party balance for both periods consisted primarily of partnership loans created by cash flow deficits existing at certain properties owned by affiliates of HHMLP.

 Our Due to Related Parties balance was $2,026 and $182 as of March 31, 2003 and December 31, 2002, respectively. The Due to Related Parties balance consists primarily of monies owed to Shreenathji Enterprises, Ltd. ("SEL") an affiliate of HHMLP. These payables relate to borrowings by HHMLP utilized for general working capital purposes of HHMLP.

[3]  UNAUDITED  INTERIM  INFORMATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and accordingly, do not include all of the disclosures normally required by generally accepted accounting principles. The financial information has been prepared in accordance with the Lessee's customary accounting practices. In the opinion of management, the information presented reflects all adjustments [consisting of normal recurring accruals] considered necessary for a fair presentation of our financial position as of March 31, 2003 and the results of our operations for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in Hersha Hospitality Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,662 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of March 31, 2003 and 2002 was 5,099,722.

We currently own five hotels whose initial purchase price is subject to adjustment at a future date. The initial purchase price for each of these hotels was based upon management's projections of the hotel's performance for one or two years following our purchase. The leases for these hotels provide for fixed initial rent for the one or two-year adjustment period that provides us with a 12% annual yield on the initial purchase price, net of certain expenses. At the end of the one or two-year period, we calculate a value for the hotel, based on the actual net income during the previous twelve months, net of certain expenses, such that it would have yielded a 12% return. We then apply the percentage rent formula to the hotel's historical revenues for the previous twelve months on a pro forma basis. If the pro forma percentage rent formula would not have yielded a pro forma annual return to us of 11.5% to 12.5% based on this calculated value, this value is adjusted either upward or downward to produce a pro forma return of either 11.5% or 12.5%, as applicable. If this final purchase price is higher than the initial purchase price, then the seller of the hotel will receive consideration in an amount equal to the increase in price. If the final purchase price is lower than the initial purchase price, then the sellers of the hotel will return to us consideration in an amount equal to the difference. Any purchase price adjustment will be made either in operating partnership units or cash as determined by our Board of Trustees, including the independent trustees. Any operating partnership units issued by us or returned to us as a result of the purchase price adjustment historically have been valued at $6.00 per unit. Any future adjustments will be based upon a value per unit approved by our Board of Trustees, including our independent trustees. The sellers are entitled to receive quarterly distributions on the operating partnership units prior to the units being returned to us in connection with a downward purchase price adjustment.

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

As of May 1, 2003, we owned five Hampton Inn hotels, one Hampton Inn & Suites hotel, one Holiday Inn hotel, one Holiday Inn Express and Suites hotel, four Holiday Inn Express hotels, one Comfort Inn hotel, one Comfort Suites hotel, two Mainstay Suites hotels, one Sleep Inn hotel and one Doubletree Club hotel, which contain an aggregate of 1,594 rooms.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002 ($'s in thousands)

Our revenues for the three months that ended March 31, 2003 and 2002, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period that ended March 31, 2003 were $3,234, an increase of $315, or 10.8%, as compared to percentage lease revenues of $2,919 for the same period during 2002. The increase in lease revenues is primarily attributable to an increase in fixed lease revenue from several of our properties acquired in prior period. This increase in fixed lease revenue was slightly offset by a decrease in the percentage lease revenues from our owned hotels.

Net income decreased by $6 for the three months that ended March 31, 2003 to $304, as compared to net income of $310 for the same period during 2002. The decrease in net income is primarily attributable to a increase in interest expense, real estate taxes, general and administrative expenses and depreciation and amortization expense during the quarter ended March 31, 2003.

During the quarter ended March 31, 2003, Noble has elected not to renew their percentage leases for the four properties leased to us in the metro Atlanta market. The percentage leases for the Hampton Inn, Newnan and the Hampton Inn, Peachtree City expired on April 20, 2003. We have created a Taxable REIT Subsidiary ("TRS") to lease these properties from us. The TRS has entered into management contracts with HHMLP to manage these properties. The percentage leases for the Comfort Suites and Holiday Inn Express, Duluth expire on May 20, 2003. We expect that the TRS will lease these properties from us and enter into management contracts with HHMLP to manage these properties.

HHMLP room revenues from the hotels increased by $72, or 1.5%, to $4,804 for the three months that ended March 31, 2003, as compared to $4,732 for the same period in 2002. This increase in revenues is primarily attributable to the continued stabilization of new assets during the period. The increase in room revenues was also reflective of the higher occupancy percentage, average daily rate (ADR) and increases in the revenue per available room (REVPAR) for the period. HHMLP's net loss increased by $630, or 35.0% to $2,425 for the three months ended March 31, 2003, as compared to $1,795 for the same period in 2002. This increase is primarily a result of an increase in hotel and restaurant operating expenses. This increase is primarily due to the significant start-up expenses absorbed by HHMLP related to newly-built properties that have either commenced operations or are currently in the development state. In addition, HHMLP also incurred additional fixed lease payments to HHLP during the period.

The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The  following  table shows certain other information for the periods indicated.

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                        2003         2002
                                    ------------  -----------
             Occupancy rate                51.9%        48.0%
             ADR                    $     73.11   $    71.22
             REVPAR                 $     37.93   $    34.19
             Room revenue             4,803,517    4,731,735
             Room nights available      126,630      145,980
             Room nights occupied        65,699       70,079


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

FUNDS  FROM  OPERATIONS  (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations ("FFO") as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the definition adopted by NAREIT in April 2002 and as presented by us, is net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs or the use of other definitions of that term.

The following table reconciles FFO and FFO per weighted average diluted share for the three months ended March 31, 2003 and 2002 to their most directly comparable GAAP measures, net income and net income per weighted average diluted share (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                             -----------------------
                                                              MARCH 31,   MARCH 31,
                                                             -----------  ----------
                                                                2003         2002
Income Before Minority Interest and Discontinued Operations  $       418  $      314

Add:  Depreciation and Amortization                                1,088       1,021
                                                             -----------  ----------
Funds from Operations                                        $     1,506  $    1,335
                                                             ===========  ==========
Weighted Average Basic Shares                                  2,577,785   2,347,722

Dilutive Effect of Limited Partnership Units                   5,099,722   5,099,722
                                                             -----------  ----------
Weighted Average Diluted Shares                                7,677,507   7,447,444
                                                             ===========  ==========
Net Income per Diluted Share                                 $       .05  $      .04

FFO per Diluted Share                                        $      0.20  $     0.18


FFO was $1,506 in the three months that ended March 31, 2003, which was an increase of $171, or 12.8% over FFO in the comparable period in 2002, which was $1,335. The increase in FFO was primarily a result of the increase in fixed lease revenues in addition to lower overall borrowing costs on our floating rate debt.

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

SUBSEQUENT  EVENTS

The quarterly dividend pertaining to the Class A Priority Common Shares for the first quarter of 2003 was paid on April 18, 2003 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

On April 21, 2003, CNL Hospitality Properties, L.P. ("CHPLP") purchased from Hersha Hospitality Limited Partnership ("HHLP"), the operating partnership of
Hersha Hospitality Trust ("HT"), $10,000 of convertible preferred units of limited partnership interest in HHLP ("Series A Preferred Units"). CHPLP agreed to purchase up to an additional $15,000 of Series A Preferred Units during the next 12 months. At the same time, HHLP and CHPLP agreed to form a joint venture investment partnership to acquire hotel real estate assets utilizing up to an additional $40 million of joint venture funding from CHPLP. The preferred partnership units and joint venture interests purchased and to be purchased by CHPLP are convertible into HT common shares at a price of $6.7555 per share, the volume weighted average closing price of HT common stock for the last 20 trading days prior to the closing of the transaction. Additional investments by CHPLP in HHLP or the joint venture are subject to the satisfaction of certain conditions described in the definitive documents relating to the transaction.

In connection with the issuance of the Series A Preferred Units, HT has granted CHPLP a limited waiver from the share ownership limit in HT's Amended and Restated Declaration of Trust, allowing CHPLP to own 100% of the outstanding Series A Preferred Shares and up to 60% of the outstanding Class A Common Shares on a fully diluted basis, subject to CHPLP's compliance with certain representations and warranties. In addition, HT and CHPLP have entered into a Standstill Agreement pursuant to which CHPLP has agreed, among other things, not to acquire any additional securities of HT, participate in any solicitation of proxies, call shareholder meetings, or seek representation on the HT Board of Trustees. The Standstill Agreement further provides that CHPLP will be entitled to vote only the HT securities it owns which represent 40% or less of the total outstanding voting securities of HT at the time of such vote or consent. Any additional voting securities owned by CHPLP will be voted pro rata according to the votes of the shareholders unaffiliated with CHPLP. The Standstill Agreement expires on its sixth anniversary, or earlier if, among other things, HHLP or HT fail to pay the required distributions or dividends on the Series A Preferred Units or Series A Preferred Shares, or HT fails to maintain its status as a REIT.

CHPLP has the right to nominate an observer to the HT Board of Trustees, and upon the occurrence of certain events, CHPLP will be entitled to elect one of the members of HT's Board of Trustees. Upon HHLP's or HT's failure to pay the distributions and dividends on the Series A Preferred Units and Series A Preferred Shares, CHPLP would be entitled to elect up to 40% of the members of the HT Board of Trustees. The holders of the Series A Preferred Units and Series A Preferred Shares will also have rights to approve certain significant transactions by HT.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At March 31, 2003, we had total outstanding indebtedness under the Line of Credit of approximately $5,201 at an interest rate of 4.25% and total floating rate mortgages payable of $22,231 at a current weighted average interest rate of 4.89%.

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

Approximately 63.9% of our outstanding mortgages payable are subject to fixed rates while approximately 36.1% of our outstanding mortgages payable are subject to floating rates. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at March 31, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

HERSHA MORTGAGE ANALYSIS
WEIGHTED AVERAGE

                       2003   2004   2005    2006    2007   THEREAFTER
                       -----  -----  -----  ------  ------  -----------
Fixed Rate Debt         614    894    977   1,068   1,167       34,707

Average Interest Rate  8.90%  8.90%  8.90%   8.90%   8.90%        8.90%

Floating Rate Debt      349    699    742     787     835       18,819

Average Interest Rate  4.56%  4.96%  4.96%   4.96%   4.96%        4.19%


The table incorporates only those exposures that existed as of March 31, 2003 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

ITEM 4.   CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are effective to ensure that the information required to be disclosed in our filings with the SEC under the Securities
Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 21, 2003, CNL Hospitality Properties, L.P. ("CNL LP") purchased from Hersha Hospitality Limited Partnership ("HHLP"), the operating partnership of
Hersha Hospitality Trust ("HT"), $10 million of convertible preferred units of limited partnership interest in HHLP ("Series A Preferred Units"). CNL LP agreed to purchase up to an additional $15 million of Series A Preferred Units during the next 12 months. At the same time, HHLP and CNL LP agreed to form a joint venture investment partnership to acquire hotel real estate assets utilizing up to an additional $40 million of joint venture funding from CNL LP. Additional investments by CNL LP in HHLP or the joint venture are subject to the satisfaction of conditions described in the definitive documents relating to the transaction.

For complete information relating to the private placement and joint venture, please refer to the documents attached as exhibits to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765).

SUMMARY  OF  THE  PRIVATE  PLACEMENT

The Securities Purchase Agreement pursuant to which CNL LP purchased the initial Series A Preferred Units provides that $5 million of additional Series A Preferred Units will be issued to CNL LP on the 30th day after the initial closing, and that up to an additional $10 million of units may be issued to CNL LP at various times over the next 12 months as determined by the parties, subject to the satisfaction of conditions to closing set forth in the Securities Purchase Agreement.

The Series A Preferred Units will rank senior to all existing units of partnership interest in HHLP and have a liquidation preference of $100 per unit plus accrued and unpaid distributions. Distributions on the Series A Preferred Units accrue at a rate of 10.5% per annum of the original issue price. The Series A Preferred Units are redeemable at the option of HT at a redemption price equal to the original issue price, plus all accrued but unpaid distributions, plus a premium starting at 10.5% of the original issue price and declining to zero on a straight line basis at the tenth anniversary of the original issuance.

The Series A Convertible Preferred Units are exchangeable at any time, at the option of the holder, for Series A Preferred Shares of Beneficial Interest in HT on a one for one basis, or for Common Partnership Units of HHLP or Class A Common Shares of Beneficial Interest in HT at an exchange price of $6.7555 per share, which is the volume weighted average closing price of HT's Class A Common Shares on the American Stock Exchange for the twenty days immediately preceding the initial closing. Any Series A Preferred Shares issued upon exchange of the Series A Preferred Units will have terms substantially similar to the Series A Preferred Units and will be convertible into Class A Common Shares at a conversion price $6.7555 per share.

In connection with the issuance of the Series A Preferred Units, HT has granted CNL LP a limited waiver from the share ownership limit in HT's Amended and Restated Declaration of Trust, allowing CNL LP to own 100% of the outstanding Series A Preferred Shares and up to 60% of the outstanding Class A Common Shares on a fully diluted basis, subject to CNL LP's compliance with certain representations and warranties. In addition, HT and CNL LP have entered into a Standstill Agreement pursuant to which CNL LP has agreed, among other things, not to acquire any additional securities of HT, participate in any solicitation of proxies, call shareholder meetings, or seek representation on the HT Board of Trustees. The Standstill Agreement further provides that CNL LP will be entitled to vote only the HT securities it owns which represent 40% or less of the total outstanding voting securities of HT at the time of such vote or consent. Any additional voting securities owned by CNL LP will be voted pro rata according to the votes of the shareholders unaffiliated with CNL LP. The Standstill Agreement expires on its sixth anniversary, or earlier if, among other things, HHLP or HT fail to pay the required distributions or dividends on the Series A Preferred Units or Series A Preferred Shares, or HT fails to maintain its status as a REIT.

Upon the occurrence of certain events, CNL LP will be entitled to elect one of the members of HT's Board of Trustees, and upon HHLP's or HT's failure to pay the distributions and dividends on the Series A Preferred Units and Series A Preferred Shares, CNL LP would be entitled to elect up to 40% of the members of the HT Board of Trustees. The holders of the Series A Preferred Units and Series A Preferred Shares will also have rights to approve certain significant transactions by HT.

HT has also entered into a registration rights agreement pursuant to which it may be required to register with the Securities and Exchange Commission the Series A Preferred Shares and Class A Common Shares owned by CNL LP and its affiliates.

The net proceeds of the private placement were used in accordance with the terms of the Securities Purchase Agreement to repay indebtedness under HT's line of credit and for additional advances under the development line of credit.

SUMMARY  OF  THE  JOINT  VENTURE

HT and CNL LP also have formed a joint venture limited partnership, with HT as the general partner and CNL LP as the sole limited partner. The joint venture agreement provides that CNL LP will invest up to $40 million and HT will invest up to $20 million in the joint venture to acquire hotel real estate assets approved by an investment committee comprised of an equal number of representatives from HT and CNL LP. The investments in the joint venture will be subject to satisfaction of the conditions to closing set forth in the joint venture agreement.

Net cash flow from operations of the joint venture will be distributed: first, to CNL LP to provide a 10.5% per annum return on its unreturned capital contributions; second, to HHLP to provide an annual administrative fee of .35% of the cost of the joint venture's assets; third, to HHLP to provide a 13% per annum return on its unreturned capital contributions; and thereafter to CNL LP and HHLP in proportion to their capital contributions to the joint venture. Proceeds from a sale of a joint venture property or other capital event for the joint venture will be distributed: first, to CNL LP to return its capital contributions; second, to HHLP to return its capital contributions; third, to CNL LP to provide a 10.5% annual return on its unreturned capital contributions; fourth, to HT to provide a 13% annual return on its unreturned capital contributions; and thereafter to CNL LP and HHLP according to their respective capital contributions.

CNL LP's limited partnership interest in the joint venture generally will be exchangeable, at CNL LP's option, for Common Partnership Units of HHLP or Class A Common Shares of HT, based on an exchange price of $6.7555 per share.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          3.1 Articles Supplementary of Hersha Hospitality Trust which classify and designate 350,000 preferred shares of beneficial interest as Series A Preferred Shares of beneficial interest, par value $.01 per share (filed as Exhibit 3.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

          4.1 Excepted Holder Agreement, dated April 21, 2003, by and among CNL Hospitality Properties, Inc., CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partnership (filed as Exhibit 4.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

          10.1 Securities Purchase Agreement, dated as of April 21, 2003, among CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partners (filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

          10.2 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

          10.3 Standstill Agreement, dated as of April 21, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, CNL Hospitality Partners, L.P. and CNL Financial Group, Inc. (filed as Exhibit 10.3 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

          10.4 Registration Rights Agreement, dated April 21, 2003, between CNL Hospitality Partners, L.P. and Hersha Hospitality Trust (filed as
               Exhibit 10.4 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

          10.5 Limited Partnership Agreement of HT/CNL Metro Hotels, LP, dated as of April 21, 2003 (filed as Exhibit 10.5 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

     (b)  REPORTS  ON  FORM  8-K

          We did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HERSHA HOSPITALITY TRUST

May 13, 2003                                 /s/ Ashish R. Parikh
                                             -----------------------
                                             Ashish R. Parikh
                                             Chief Financial Officer

                                  CERTIFICATION

I, Hasu P. Shah, Chief Executive Officer of the Hersha Hospitality Trust, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Hersha Hospitality Trust;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly periodic reports are being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on the most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003                     By:  /s/ Hasu P. Shah
     ----------------                      ---------------------
                                           Hasu P. Shah

                                  CERTIFICATION

I, Ashish R. Parikh, Chief Financial Officer of the Hersha Hospitality Trust, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Hersha Hospitality Trust;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly periodic reports are being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on the most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003                   By:  /s/ Ashish R. Parikh
     ----------------                    -------------------------
                                         Ashish R. Parikh