Form 10-Q
period 2003-06-30
HERSHA HOSPITALITY TRUST
filed 2003-08-13
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                    FORM 10-Q

                                   (Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       OR

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

     As of June 30, 2003, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 2,578,703.

                                    HERSHA HOSPITALITY TRUST

                                              INDEX


                                                                                       FORM 10-Q
                                                                                        REPORT
ITEM NO.                                                                                 Page
-----------                                                                            ---------

PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements
             HERSHA HOSPITALITY TRUST
             Consolidated Balance Sheets as of June 30, 2003 [Unaudited]
             and December 31, 2002                                                             3
             Consolidated Statements of Operations for the three and six months ended
             June 30, 2003 and 2002 [Unaudited]                                                4
             Consolidated Statements of Cash Flows for the six months ended
             June 30, 2003 and 2002 [Unaudited]                                                5
             Notes to Consolidated Financial Statements                                        8
             HERSHA HOSPITALITY MANAGEMENT, L.P.
             Balance Sheets as of June 30, 2003 [Unaudited] and
             December 31, 2002                                                                20
             Statements of Operations for the three and six months ended
             June 30, 2003 and 2002 [Unaudited]                                               21
             Statements of Cash Flows for the six months ended
             June 30, 2003 and 2002 [Unaudited]                                               22
             Notes to Financial Statements                                                    23

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                            25
             Results of Operations, Three and Six Months Ended June 30, 2003
             and 2002                                                                         27
             Liquidity and Capital Resources                                                  29
             Funds from Operations                                                            30
             Inflation                                                                        31
             Seasonality                                                                      31
             Subsequent Events                                                                31

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       32

    Item 4.  Controls and Procedures                                                          32

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                33
    Item 2.  Changes in Securities and Use of Proceeds                                        33
    Item 3.  Defaults Upon Senior Securities                                                  35
    Item 4.  Submission of Matters to a Vote of Security Holders                              35
    Item 5.  Other Information                                                                35
    Item 6.  Exhibits and Reports on Form 8-K                                                 35
             (a)  Exhibits                                                                    35
             (b)  Reports on Form 8-K                                                         36

Part  I.  Financial  Information
ITEM  1.  FINANCIAL  STATEMENTS

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
================================================================================


                                                                               JUNE 30,    DECEMBER 31,
                                                                                 2003          2002
                                                                              ----------  --------------
                                                                              (UNAUDITED)
ASSETS:
  Cash and cash equivalents                                                   $     513   $         140
  Investment in Hotel Properties, Net
  of Accumulated Depreciation                                                    92,379          93,814
  Escrow Deposits                                                                 2,071           1,749
  Accounts Receivable                                                               130               -
  Lease Payments Receivable - Related Party                                       3,508           2,562
  Lease Payments Receivable - Other                                                   -             233
  Intangibles, Net of Accumulated Amortization                                    1,114           1,165
  Due from Related Party                                                          9,136           1,130
  Other Assets                                                                      344             723
                                                                              ----------  --------------
TOTAL ASSETS                                                                  $ 109,195   $     101,516
                                                                              ==========  ==============

LIABILITES AND SHAREHOLDERS' EQUITY:
  Mortgages Payable                                                           $  57,367   $      61,538
  Line of Credit                                                                  4,431           3,803
  Deposits Payable                                                                    -           1,000
  Dividends Payable                                                               1,646           1,382
  Due to Related Party                                                            1,188           1,303
  Accounts Payable and Accrued Expenses                                             906             854
                                                                              ----------  --------------
  TOTAL LIABILITIES                                                              65,538          69,880
                                                                              ----------  --------------

MINORITY INTEREST:
  Common Units                                                                   19,629          20,258
  Series A Preferred Units                                                       12,964               -
                                                                              ----------  --------------
  TOTAL MINORITY INTEREST                                                        32,593          20,258
                                                                              ----------  --------------

SHAREHOLDERS' EQUITY:
  Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares
  Authorized, 2,578,703 and 2,575,459 Shares Issued and Outstanding at June
  30, 2003 and December 31, 2002, Respectively (Aggregate Liquidation
  Preference $15,472 and $15,453, respectively)                                      26              26

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
  Authorized, None Issued and Outstanding                                             -               -

  Additional Paid-in Capital                                                     13,691          13,679
  Distributions in Excess of Net Earnings                                        (2,653)         (2,327)
                                                                              ----------  --------------
  TOTAL SHAREHOLDERS' EQUITY                                                     11,064          11,378
                                                                              ----------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 109,195   $     101,516
                                                                              ==========  ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  AND  SIX  MONTHS
 ENDED  JUNE  30,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================


                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                2003        2002       2003       2002
                                             -----------  ---------  ---------  ---------
  REVENUE:
    Percentage Lease Revenues - HHMLP        $     3,802  $   3,275  $   6,336  $   5,494
    Percentage Lease Revenues - Other                260        700        960      1,400
    Hotel Operating Revenues                         772          -        772          -
    Interest - Related Party                         168         63        210        113
    Other Revenue                                      2          1          4          4
                                             -----------  ---------  ---------  ---------
    TOTAL REVENUE                                  5,004      4,039      8,282      7,011

  EXPENSES:
    Interest expense                               1,189      1,237      2,457      2,477
    Hotel Operating Expenses                         888          -        888          -
    Real Estate and Personal Property
      Taxes and Property Insurance                   277        268        542        513
    General and Administrative                       150        207        389        359
    Depreciation and Amortization                  1,108      1,055      2,196      2,076
                                             -----------  ---------  ---------  ---------
    TOTAL EXPENSES                                 3,612      2,767      6,472      5,425
                                             -----------  ---------  ---------  ---------

    INCOME BEFORE DISTRIBUTION TO PREFERRED
      UNITHOLDERS AND MINORITY INTEREST            1,392      1,272      1,810      1,586

    DISTRIBUTIONS TO PREFERRED UNITHOLDERS           264          -        264          -
    INCOME ALLOCATED TO MINORITY INTEREST          1,094        964      1,208        968
                                             -----------  ---------  ---------  ---------

    NET INCOME ALLOCATED TO
      COMMON SHAREHOLDERS                             34        308        338        618
                                             -----------  ---------  ---------  ---------

    BASIC EARNINGS PER SHARE                 $      0.01  $    0.12  $    0.13  $    0.25
    DILUTED EARNINGS PER SHARE               $         -  $       -  $       -  $    0.21


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  SIX  MONTHS
 ENDED  JUNE  30,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]
================================================================================


                                                       JUNE 30,    JUNE 30,
                                                         2003        2002
                                                      ----------  ----------
OPERATING ACTIVITIES:
  Net Income allocated to Common Shareholders         $     338   $     618
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation                                          2,145       2,011
    Amortization                                             51          65
    Income Allocated to Minority Interest                 1,208         968
    Distributions to Series A Preferred Unitholders         264           -
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                    (130)          -
    Escrow and Lease Deposits                              (322)       (215)
    Lease Payments Receivable - Related Party              (946)       (899)
    Lease Payments Receivable - Other                       233           -
    Other Assets                                            379        (117)
    Due from Related Party                                 (306)       (199)
  Increase (Decrease):
    Deposits Payable                                     (1,000)          -
    Due to Related Party                                   (115)        149
    Accounts Payable and Accrued Expenses                    52         239
                                                      ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,851       2,620
                                                      ----------  ----------

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                        (710)     (2,241)
  Development Loans to Related Parties                   (7,700)     (1,000)
                                                      ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                    (8,410)     (3,241)
                                                      ----------  ----------

FINANCING ACTIVITIES:
  Repayment of Borrowings Under Line of Credit          (11,896)     (4,987)
  Borrowings under Line of Credit                        12,524       7,053
  Principal Repayment of Mortgages Payable               (4,598)       (451)
  Principal Addition to Mortgages Payable                   427           -
  Cash received from Stock Sales                              -       1,700
  Sale of Series A Preferred Units                       13,228           -
  Dividends Paid                                           (916)       (856)
  Limited Partnership Unit Distribution Paid             (1,837)     (1,833)
                                                      ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 6,932         626
                                                      ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        373           5
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             140         168
                                                      ----------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $     513   $     173
                                                      ==========  ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  AND  SIX
MONTHS  ENDED  JUNE  30,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]

================================================================================


                                                   JUNE 30,  JUNE 30,
                                                     2003      2002
                                                   --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
CASH PAID DURING THE PERIOD:
Interest                                           $2,203  $   2,496


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

On November 14, 2002 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit, for holders of record as of December 28, 2002, that was paid on January 17, 2003. Of the total dividends payable of $1,382 at December 31, 2002, we paid a cash dividend of $1,376 and issued an additional 922 shares valued at approximately $6, utilizing an average five day closing price of $6.19 per share, prior to January 17, 2003, the dividend pay date.

On March 11, 2003 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit, for holders of record as of March 28, 2003, that was paid on April 18, 2003. Of the total dividends payable of $1,382 at March 31, 2003, we paid a cash dividend of $1,376 and issued an additional 918 shares valued at approximately $6, utilizing an average five day closing price of $6.83 per share, prior to April 18, 2003, the dividend pay date.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  AND  SIX
MONTHS  ENDED  JUNE  30,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AMOUNTS]

================================================================================


As of June 30, 2003 we had issued an additional 3,703 Priority Class A Common Shares since the inception of the Dividend Reinvestment Plan ("DRIP"). During the six months ended June 30, 2003, we have issued an additional 1,840 shares.

On June 9, 2003 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on July 18, 2003.

As of June 30, 2003, we had a dividend payable of $264 related to $15,000 of Series A Preferred Units outstanding as of June 30, 2003. This distribution reflects the pro rata number of days that the Series A Preferred Units were outstanding during the three months ended June 30, 2003.


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


[1]  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Hersha Hospitality Trust (the "Company") was formed in May 1998 as a self-administered, Maryland real estate investment trust ("REIT") for Federal income tax purposes.

The Company owns a controlling interest in Hersha Hospitality Limited Partnership (the "Partnership"), which owns a 99% limited partnership interest in various subsidiary partnerships. Hersha Hospitality, LLC ("HHLLC"), a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships and the Partnership is the sole member of HHLLC.

On January 16, 2003, the Partnership formed a wholly owned taxable REIT subsidiary, 44 New England Management Company ("TRS Lessee"), to lease certain of the Company's hotels.

As of June 30, 2003, the Company, through the Partnership and subsidiary partnerships, owned 18 limited and full service hotels. The Company leases 14 of the hotel facilities to Hersha Hospitality Management, LP ("HHMLP"), a Pennsylvania limited partnership and four of hotel facilities to the TRS Lessee. HHMLP is owned in part by three of the Company's executive officers, two of its trustees and their affiliates. HHMLP and the TRS Lessee operate and/or lease the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases") that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States.

CONSOLIDATED FINANCIAL STATEMENTS - The Company has prepared the consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 without an audit in accordance with the rules and regulations of the Securities and Exchange
Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.

The consolidated financial statements include the accounts of the Company, the TRS Lessee, and the Partnership and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================


[1]  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

RECENT DEVELOPMENTS - The Company had previously entered into leases with Noble Investment Group Ltd. ("Noble"), an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market. Noble elected not to renew these leases upon expiration of the current terms. The leases for the Hampton Inn Newman, GA and Hampton Inn Peachtree City, GA expired on April 20, 2003 and the leases for the Comfort Suites Duluth, GA and Holiday Inn Express Duluth, GA expired on May 20, 2003.

On the respective lease termination dates, the Company leased the four properties to the TRS Lessee and engaged HHMLP to operate the hotels under management contracts. Therefore, the consolidated financial statements as of June 30, 2003 include the operating results of these four hotels under the TRS structure. Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are also being reported in the consolidated statements of operations.

On April 21, 2003 and May 21, 2003, CNL Hospitality Properties, LP ("CHPLP" or "CNL") purchased $10,000 and $5,000, respectively, of convertible preferred units of limited partnership interest in the Partnership (the "Series A Preferred Units"). HHLP and CHPLP also agreed to form a joint venture investment partnership to acquire hotel real estate utilizing up to an additional $40,000 of joint venture funding from CHPLP. Net of offering expenses, the Partnership received proceeds of $13,228.

The Series A Preferred Units rank senior to all existing units of partnership interest in the Partnership and have a liquidation preference of $100 per unit plus accrued and unpaid distributions. Distributions on the Series A Preferred Units accrue at a rate of 10.5% per annum of the original issue price. The units are redeemable at the option of the Company at a redemption price equal to the original issue price, plus all accrued but unpaid distributions, plus a premium starting at 10.5% of the original issue price and declining to zero on a straight-line basis through the tenth year anniversary of the original issuance.

The Series A Preferred Units are exchangeable at any time, at the option of the holder, for Series A Preferred Shares of Beneficial Interest in the Company on a one for one basis, or for Common Partnership Units of the Partnership or for Class A Common Shares of Beneficial Interest in the Company at an exchange price of $6.7555 per share, which is the volume weighted average closing price of the Company's Class A Common Shares on the American Stock Exchange for the twenty days immediately preceding the initial closing. Any Series A Preferred Shares of the Company issued upon exchange of the Series A Preferred Units will have terms substantially similar to the Series A Preferred Units and will be convertible into Class A Common Shares at a conversion price of $6.7555 per share.

In connection with the issuance of the Series A Preferred Units, we granted CNL a limited waiver from the share ownership limit in our Amended and Restated Declaration of Trust, allowing CNL to own 100% of the outstanding Series A Preferred Shares and up to 60% of the outstanding Class A Common Shares on a fully diluted basis, subject to CNL's compliance with certain representations and warranties. In addition, we have entered into a Standstill Agreement with CNL pursuant to which CNL has agreed, among other things, not to acquire any additional securities of our Company, participate in any solicitation of proxies, call shareholder meetings, or seek representation on our Board of Trustees. The Standstill Agreement further provides that

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================


[1]  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

CNL will be entitled to vote only the securities it owns in our Company which represent 40% or less of our total outstanding voting securities at the time of such vote or consent. Any additional voting securities owned by CNL will be voted pro rata according to the votes of the shareholders unaffiliated with CNL. The Standstill Agreement expires on its sixth anniversary, or earlier if, among other things, the Company fails to pay the required distributions or dividends on the Series A Preferred Units or Series A Preferred Shares, or if the Company fails to maintain its status as a REIT.

INVESTMENT IN HOTEL PROPERTIES - INVESTMENT IN HOTEL PROPERTIES - Investment in hotel properties are stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method.
The  estimated  lives  used  to  depreciate the Hotel properties are as follows:

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

Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided.

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


[1]  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

We perform undiscounted cash flow analyses to determine if impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

INCOME TAXES - The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Internal Revenue Code, as amended. In general, under such provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for Federal tax purposes. Except with respect to the TRS Lessee, the Company does not believe that it will be liable for significant Federal or state income taxes for the current year.

Deferred income taxes relate primarily to the TRS Lessee and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS Lessee and their respective tax bases and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Under  the  REIT  Modernization  Act  ("RMA"), which became effective January 1,
2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective April 20, 2003, the TRS Lessee leased two hotel properties with an additional two properties becoming effective as of May 20, 2003. The TRS is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended June 30, 2003 and is expected to operate at a loss for Federal income tax purposes for the year ended December 31, 2003. Therefore, a valuation allowance has been established against any deferred tax assets relating to the TRS Lessee.

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


[1]  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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


[2]  COMMITMENTS  AND  CONTINGENCIES  AND  RELATED  PARTY  TRANSACTIONS

The Series A Preferred Units have priority over all Common Shares and Partnership Units, as to the payment of dividends a rate of 10.5% per annum of the original issue price. In addition, the Series A Preferred Units have a liquidation preference of $100 per unit plus accrued and unpaid distributions.

The Series A Preferred Units are redeemable at the option of the Company at a redemption price equal to the original issue price, plus all accrued but unpaid distributions, plus a premium starting at 10.5% of the original issue price and declining to zero on a straight-line basis through the tenth year anniversary of the original issuance.

The Series A Preferred Units are exchangeable at any time, at the option of the holder, for Series A Preferred Shares of Beneficial Interest in the Company on a one for one basis, or for Common Partnership Units of the Partnership or for Class A Common Shares of Beneficial Interest in the Company at an exchange price of $6.7555 per share. Any Series A Preferred Shares of the Company issued upon exchange of the Series A Preferred Units will have terms substantially similar to the Series A Preferred Units and will be convertible into Class A Common Shares at a conversion price of $6.7555 per share.

The Priority Class A Common Shares have priority, over the Class B Common Shares and Limited Partnership Units, as to the payment of dividends until dividends equal $0.72 per share on a cumulative basis, and share equally in additional dividends after the Class B Common Shares or Limited Partnership Units have received $0.72 per share/unit in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and vote with the Class B Common Shares on a one vote per share basis. The Priority period of the Priority Class A Common Shares will commence on the date of the closing of the initial public offering and end on the earlier of (i) five years after the initial public offering of the Priority Class A Common Shares, or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Class A Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Partnership agreement, the limited partners have certain redemption rights that enable them to cause the Partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election.

There have never been any Class B Common Shares outstanding since our initial public offering on January 26, 1999. The conversion features of the Class B
Common Shares into Priority Class A Common Shares are exactly the same as the conversion features of the Hersha Hospitality Limited Partnership (HHLP) Units into Priority Class A Common Shares. The Class B Common Shares are convertible into Priority Class A Common Shares upon the expiration of the Priority Period as follows: (i) five years after the initial public offering of the Priority Class A Common Shares, or (ii) the date that is 15 trading days after the closing bid price of the Priority Class A Common Shares is at least $7 on each trading day during such 15-day period.

In the event that the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partners may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================


exercised by the limited partners. At June 30, 2003 and December 31, 2002, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,099,722, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

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


[3]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

We have annual lease commitments from HHMLP through November 2006. Minimum annual rental revenue under these non-cancellable operating leases is as follows:


     December 31, 2003  $ 3,961
     December 31, 2004    5,589
     December 31, 2005    2,759
     December 31, 2006    1,821
     December 31, 2007    1,105
     Thereafter             561
                        -------

     TOTAL              $15,796
                        =======

For the period January 1, 2003 through June 30, 2003, we earned fixed rents of $3,405 and earned percentage rents of $3,891. For the period January 1, 2002 through June 30, 2002, we earned fixed rents of $3,057 and earned percentage rents of $3,837.

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

On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites in Frederick, MD, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3.1 million, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

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

We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fixed fee of $175 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to our portfolio. As of June 30, 2003 and 2002, $86 and $88 have been charged to operations, respectively.

We have approved the lending of up to $10,000 to some of our executive officers, trustees and their affiliates to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of June 30, 2003 and December 31, 2002, some of our executive officers, trustees and their affiliates owed us $8,700 and $1,000, respectively. Interest income from these advances was $207 for the six months ended June 30, 2003.

Our Due from Related Party balance was $9,136 and $1,130 as of June 30, 2003 and December 31, 2002, respectively. The June 30, 2003 balance consisted primarily of $8,700 of development line funding. The remainder of the balance of $436 consisted primarily of advances for FF&E of $228, and interest receivable of $208. The December 31, 2002 balance consisted primarily of $1,000 of development line funding, as mentioned above. The remainder of the balance of approximately $130 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable.

Our Due to Related Party balance consists primary of borrowings outstanding from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company, at June 30, 2003 and December 31, 2002 were $1,000, respectively. We incurred interest expense of approximately $30 related to these borrowings from SEL for both of the six month periods ended June 30, 2003 and 2002, respectively. We borrow from SEL at a fixed rate of 6.5% per annum.

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================


[4]  DEBT

Debt  is  comprised  of  the  following  at June 30, 2003 and December 31, 2002:

                                 JUNE 30,  DECEMBER 31,
                                   2003       2002
                                 --------  ------------
Mortgages  Payable               $ 57,367  $     61,538
Revolving  Credit  Facility         4,431         3,803
                                 --------  ------------
Total  Long  Term  Debt          $ 61,798  $     65,341
                                 ========  ============

Substantially all of our long-term debt is collateralized by property and equipment and in certain situations is personally guaranteed by some of our executive officers, trustees and their affiliates. The total mortgages payable balance at June 30, 2003 and December 31, 2002 was $57,367 and $61,538, respectively, and consisted of mortgages with fixed interest rates ranging from 6.0% to 9.43%. The maturities for the outstanding mortgages ranged from August 2004 to December 2012.

On August 9, 1999, the Company obtained a $7,000 credit facility from Sovereign Bank (the "Line of Credit"). The Line of Credit was increased to $11,500 as of December 1, 2000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg. The interest rate on borrowings under the Line of Credit at June 30, 2003 and December 31, 2002 was 4.00%. The Line of Credit expires in December 2004. The outstanding principal balance on the Line of Credit was approximately $4,431 and $3,803 at June 30, 2003 and December 31, 2002, respectively.

[5]  EARNINGS  PER  SHARE

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ----------------------  ----------------------
                                                         JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                           2003        2002        2003        2002
                                                        ----------  ----------  ----------  ----------
Net Income applicable to Common Shareholders            $       34  $      308  $      338  $      618
Add:  Distributions to Preferred Unitholders                     -           -           -           -
Add:  Income Attributable to Minority Interest                   -           -           -         968
                                                        ----------  ----------  ----------  ----------

NET INCOME FOR DILUTED EARNINGS PER SHARE               $       34  $      308  $      338  $    1,586
------------------------------------------------------  ==========  ==========  ==========  ==========

Weighted Average Priority Class A Common Shares          2,578,703   2,575,459   2,578,247   2,462,220
Weighted Average Limited Partnership Units                       -           -           -   5,099,722
Weighted Average Series A Preferred Units                        -           -           -           0
                                                        ----------  ----------  ----------  ----------

WEIGHTED AVERAGE SHARES FOR DILUTED EARNINGS PER SHARE   2,578,703   2,575,459   2,578,247   7,561,942
------------------------------------------------------  ==========  ==========  ==========  ==========

Basic Earnings Per Share                                $     0.01  $     0.12  $     0.13  $     0.25
Diluted Earnings Per Share                              $        -  $        -  $        -  $     0.21

================================================================================
HERSHA  HOSPITALITY  TRUST  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
[UNAUDITED]
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================


[5]  EARNINGS  PER  SHARE  [CONTINUED]

The income allocation of minority interest for the limited partnership unitholders and Series A Preferred unitholders is determined in accordance with the preferential return and liquidation preference in accordance with the terms of the partnership agreement. In certain cases, this income allocation formula causes the inclusion of the limited partnership units and Series A Preferred Units to be anti-dilutive to earnings per share. Our earnings per share calculation presents only basic earnings per share in cases where the inclusion of the limited partnership units and Series A Preferred units are deemed to be anti-dilutive to earnings per share.

Options to purchase 534,000 shares of Class B common shares for the six months ended June 30, 2003 and June 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

[6]  SUBSEQUENT  EVENTS

The quarterly dividend pertaining to the second quarter of 2003 was paid on July 18, 2003 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

A distribution of $264 was also paid to CNL pertaining to the dividends on the 10.5% Series A Preferred Units. This dividend reflected a pro rata distribution based upon an investment of $10,000 on April 21, 2003 and an additional $5,000 on May 21, 2003.

                                . . . . . . . .

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
BALANCE  SHEETS
[IN  THOUSANDS]
================================================================================


                                                                 JUNE 30,      DECEMBER 31,
                                                               -------------  --------------
                                                                   2003            2002
                                                               -------------  --------------
CURRENT ASSETS:                                               [UNAUDITED]
  Cash and Cash Equivalents                                    $        333   $         217
  Accounts Receivable, less allowance for doubtful accounts
  of $88 and $100 at June 30, 2003 and December 31, 2002,
  respectively                                                        1,298             775
  Prepaid Expenses                                                      472             139
  Due from Related Party - HHLP                                          45             259
  Due from Related Parties                                            1,438             897
  Other Assets                                                          218             251
                                                               -------------  --------------
   TOTAL CURRENT ASSETS                                               3,804           2,538

Franchise Licenses, Net of accumulated amortization of $186
and $167 at June 30, 2003 and December 31, 2002,
respectively                                                            257             276
Property and Equipment, net of accumulated depreciation                 774             863
                                                               -------------  --------------

TOTAL ASSETS                                                   $      4,835   $       3,677
                                                               =============  ==============


LIABILITIES AND PARTNERS' DEFICIT:
CURRENT LIABILITIES:
  Accounts Payable                                             $      1,509   $       1,134
  Accrued Contingent Lease                                              450               -
  Accrued Expenses                                                      517             377
  Other Liabilities                                                       -               5
  Advance FF&E - HHLP                                                   229               -
  Due to Related Parties                                              1,973             182
  Lease Payments Payable Related Party - HHLP                         3,508           2,562
                                                               -------------  --------------
  TOTAL CURRENT LIABILITIES                                           8,186           4,260

COMMITMENTS                                                               -               -

PARTNERS' DEFICIT                                                    (3,351)           (583)
                                                               -------------  --------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                        $      4,835   $       3,677
                                                               =============  ==============


The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  AND  SIX  MONTHS  ENDED
JUNE  30,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS]
================================================================================


                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,
                                          2003         2002        2003        2002
                                       -----------  ----------  ----------  -----------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                         $    7,362   $    7,288  $  12,165   $   12,020
  Restaurant Revenue                          634          672      1,264        1,269
  Other Revenue                               295          391        576          669
                                       -----------  ----------  ----------  -----------
TOTAL REVENUES FROM HOTEL OPERATIONS   $    8,291   $    8,351  $  14,005   $   13,958

EXPENSES:
  Hotel Operating Expenses                  2,885        2,702      5,543        5,052
  Restaurant Operating Expenses               579          477      1,121          949
  Advertising and Marketing                   582          553      1,097        1,072
  Depreciation and Amortization                63           65        124          129
  General and Administrative                1,298        1,311      2,397        2,365
  Lease Expense - HHLP                      3,228        3,009      6,491        5,952
                                       -----------  ----------  ----------  -----------
  TOTAL EXPENSES                       $    8,635   $    8,117  $  16,773   $   15,519
                                       -----------  ----------  ----------  -----------

  NET INCOME (LOSS)                    $     (344)  $      234  $  (2,768)  $   (1,561)
                                       ===========  ==========  ==========  ===========


The  Accompanying  Notes  Are  an  Integral  Part  of  This Financial Statement.

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  AND  SIX  MONTHS  ENDED
JUNE  30,  2003  AND  2002  [UNAUDITED]
[IN  THOUSANDS]
================================================================================


                                                          JUNE 30,    JUNE 30,
                                                            2003        2002
                                                         ----------  ----------
OPERATING ACTIVITIES:
  Net (Loss)                                             $  (2,768)  $  (1,561)
                                                         ----------  ----------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation                                               105         100
    Amortization                                                19          29
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                       (523)       (685)
    Prepaid Expenses                                          (333)         32
    Other Assets                                                33          (5)
    Due from Related Parties                                  (327)        276
  Increase (Decrease):
    Accounts Payable                                           375          86
    Accrued Contingent Lease                                   450
    Lease Payments Payable - HHLP                              946       1,358
    Advance FF&E Related Party - HHLP                          229          76
    Due to Related Parties                                   1,791        (310)
    Accrued Expenses                                           140         139
    Other Liabilities                                           (5)        450
                                                         ----------  ----------
  Total Adjustments                                          2,900       1,546
                                                         ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            132         (15)

INVESTING ACTIVITIES
  Property and Equipment                                       (16)        (11)
  Franchise Licenses                                             -           -
                                                         ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                          (16)        (11)

FINANCING ACTIVITIES
  Partners Capital Contribution                                  -         138
                                                         ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        -         138

NET INCREASE IN CASH AND CASH EQUIVALENTS                      116         112

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                217         222
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $     333   $     334
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


[1]  ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates that are not owned by the Partnership. HHMLP commenced operations on January 1, 1999 and as of June 30, 2003 leased 14 hotel properties from the Partnership.

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

We have entered into percentage lease agreements ["Percentage Leases"] with HHLP. Each Percentage Lease has an initial non-cancelable term of five years and may be extended for two additional five-year terms at HHMLP's option. As of June 30, 2003, HHMLP had not made a determination as to their intention to exercise their option to renew any of the leases. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent, (iii) a percentage for room revenues in excess of the incentive threshold amount, and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

Minimum annual lease payments due during the noncancellable portion of the leases are as follows:

             December 31, 2003     $      3,961
             December 31, 2004            5,589
             December 31, 2005            2,759
             December 31, 2006            1,821
             December 31, 2007            1,105
             Thereafter                     561
                                   ------------

             Total                 $     15,796
                                   ============

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
NOTES  TO  FINANCIAL  STATEMENTS  [UNAUDITED]
[IN  THOUSANDS]
================================================================================


[2]  COMMITMENTS  AND  CONTINGENCIES  AND RELATED PARTY TRANSACTIONS [CONTINUED]

We have executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provides for a annual fixed fee of $175 with an additional $10 per property (prorated from the time of acquisition) for each hotel added to the HHLP's portfolio. As of June 30, 2003 and 2002, $86 and $88 has been earned from operations in each period, respectively.

For the six months ended June 30, 2003 and 2002, we incurred lease expense of $6,491 and $5,952, respectively. As of June 30, 2003 and December 31, 2002 the amount due to the Partnership for lease payments was $3,508 and $2,562, respectively.

Our Due from Related Party - HHLP balance was $45 and $259 as of June 30, 2003 and December 31, 2002, respectively. The June 30, 2003 balance consisted $45 of administrative services fees. The December 31,2002 balance consisted primarily of $259 for a reimbursement for furniture, fixtures and equipment expenditures on behalf of HHLP.

Our Due from Related Party balance consists of receivables from affiliates of HHMLP, excluding HHLP. The June 30, 2003 and December 31, 2002 balance was $1,438 and $897, respectively. The Due from Related Party balance for both periods consisted primarily of partnership loans created by cash flow deficits existing at certain properties owned by affiliates of HHMLP.

We have an Advance from HHLP related to reimbursements for Furniture, Fixtures and Equipment ("FF&E") of $229 and $0 as of June 30, 2003 and December 31, 2002, respectively. These advances are utilized towards deposits and payments for capital expenditures incurred at the hotels owned by HHLP.

Our Due to Related Parties balance was $1,973 and $182 as of June 30, 2003 and December 31, 2002, respectively. The Due to Related Parties balance consists primarily of monies owed to Shreenathji Enterprises, Ltd. ("SEL") an affiliate of HHMLP. These payables relate to borrowings by HHMLP utilized for general working capital purposes of HHMLP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in  thousands,  except  share  and  per  share  amounts)

All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 2003 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipates", "intends", "plans" and
"estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-11 (File No. 333-56087) which are incorporated herein by reference. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

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

We contributed substantially all of the net proceeds from our initial public offering to our operating partnership subsidiary, Hersha Hospitality Limited Partnership, of which we are the sole general partner. We currently own a 33.6% partnership interest in that partnership. With the proceeds of our initial public offering, we caused the partnership to acquire ten hotels in exchange for
(i) 4,032,431 subordinated units of limited partnership interest in the partnership that are redeemable for the same number of Class B Common Shares with a value of approximately $24.2 million based on the initial public offering price, and (ii) the assumption of approximately $23.3 million of indebtedness of which approximately $6,100 was repaid immediately after the acquisition of the hotels.

On April 21, 2003, CNL Hospitality Properties, L.P. ("CHPLP") purchased from Hersha Hospitality Limited Partnership ("HHLP"), the operating partnership of
Hersha Hospitality Trust ("HT"), $10,000 of convertible preferred units of limited partnership interest in HHLP ("Series A Preferred Units"). At the same time, HHLP and CHPLP agreed to form a joint venture investment partnership to acquire hotel real estate assets utilizing up to an additional $40,000 of joint venture funding from CHPLP. CHPLP purchased an additional $5,000 of Series A Preferred Units on May 21, 2003. Net of offering expenses we received proceeds of $13,228.

The preferred partnership units and joint venture interests purchased and to be purchased by

CHPLP are convertible into HT common shares at a price of $6.7555 per share, the volume weighted average closing price of HT common stock for the last 20 trading days prior to the initial closing of the transaction. Additional investments by CHPLP in HHLP or the joint venture are subject to the satisfaction of certain conditions described in the definitive documents relating to the transaction.

The Series A Preferred Units are redeemable at the option of HT at a redemption price equal to the original issue price, plus all accrued but unpaid distributions, plus a premium starting at 10.5% of the original issue price and declining to zero on a straight line basis at the tenth anniversary of the original issuance.

Since the completion of the initial public offering, we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,662 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. The total number of units of limited partnership interest outstanding as of June 30, 2003 and 2002 was 5,099,722.

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

On February 27, 2002, the Board of Trustees approved the purchase of the Mainstay Suites in Frederick, MD, effective as of January 1, 2002, based upon an agreed upon procedures report to be completed by an independent third party accounting firm. Upon receipt of this report, the Board of Trustees certified the transaction on May 15, 2002. We purchased this asset for $5,500 plus settlement costs of approximately $21 and leased it to HHMLP. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $3,100, assumed $800 of related party debt, and paid cash of approximately $1,600. The consideration for this transaction and all applicable revenue and expense recognition has been accounted for as of January 1, 2002.

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

As of August 1, 2003, we owned five Hampton Inn(R) hotels, one Hampton Inn & Suites(R) hotel, one Holiday Inn(R) hotel, one Holiday Inn Express and Suites(R) hotel, four Holiday Inn Express(R) hotels, one Comfort Inn(R) hotel, one Comfort Suites(R) hotel, two Mainstay Suites(R) hotels, one Sleep Inn(R) hotel and one Doubletree Club(R) hotel, which contain an aggregate of 1,594 rooms.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002 ($'s in thousands)

Our revenues for the six months ended June 30, 2003 and 2002, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the six month period ended June 30, 2003 were $7,296, an increase of $402, or 5.8%, as compared to percentage lease revenues of $6,894 for the same period during 2002. The increase in lease revenues is primarily attributable to an increase in fixed lease revenue from several of our properties acquired in prior periods. This increase in fixed lease revenue was slightly offset by a decrease in the percentage lease revenues from properties previously leased to Noble Investment Group Ltd ("Noble"), an independent third party management company.

The Company had previously entered into leases with Noble to lease and manage four hotels in the metropolitan Atlanta market. Noble elected not to renew these leases upon expiration of the current terms. The leases for the Hampton Inn Newman, GA and Hampton Inn Peachtree City, GA expired on April 20, 2003 and the leases for the Comfort Suites Duluth, GA and Holiday Inn Express Duluth, GA expired on May 20, 2003.

On the respective lease termination dates, the Company leased the four properties to our TRS Lessee and engaged HHMLP to operate the hotels under management contracts. Therefore, the consolidated financial statements as of June 30, 2003 include the operating results of these four hotels under the TRS structure. Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are also being reported in the consolidated statements of operations.

Net income allocated to common shareholders decreased by $280 for the six months that ended June 30, 2003 to $338, as compared to net income of $618 for the same period during 2002. The decrease in net income is primarily attributable to distributions to our Series A Preferred Unitholders during the six months ended June 30, 2003.

HHMLP room revenues from the hotels increased by $145, or 1.2%, to $12,165 for the three months that ended June 30, 2003, as compared to $12,020 for the same period in 2002. This increase in revenues is primarily attributable to the continued stabilization of new assets during the period. The increase in room revenues was also reflective of the higher occupancy percentage, average daily rate (ADR) and increases in the revenue per available room (REVPAR) for the period. HHMLP increased its net loss by $1,207 to $2,768 from $1,561 in the same period in 2002. This increase is primarily due to additional hotel operating expenses and additional fixed lease payments to HHLP during the period in addition to the significant start-up expenses absorbed by HHMLP related to newly-built properties that have either commenced operations or are currently in the development state.

The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The  following  table shows certain other information for the periods indicated.


                                SIX MONTHS ENDED
                                    JUNE 30,

                                      2003          2002
                                  ------------  ------------
           Occupancy rate                60.4%         59.1%
           ADR                    $     78.54   $     74.75
           REVPAR                 $     47.47   $     44.21
           Room revenue           $12,165,215   $12,019,948
           Room nights available      256,296       271,870
           Room nights occupied       154,895       160,807

RESULTS  OF  OPERATIONS,  THREE  MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30,
2002
($'s  in  thousands)

Our revenues for the three months ended June 30, 2003 and 2002, substantially consisted of percentage lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended June 30, 2003 were $4,062, an increase of $87, or 2.1%, as compared to percentage lease revenues of $3,975 for the same period during 2002. The increase in lease revenues is primarily attributable to an increase in fixed lease revenue from several of our properties acquired in prior periods. This increase in fixed lease revenue was slightly offset by a decrease in the percentage lease revenues from properties previously leased to Noble Investment Group Ltd, as mentioned above.

Net income allocated to common shareholders decreased from by $274 for the three months that ended June 30, 2003 to $34, as compared to net income of $308 for the same period during 2002. The decrease in net income is primarily attributable to distributions to our Series A Preferred Unitholders during the three months ended June 30, 2003.

HHMLP room revenues from the hotels increased by $74, or 1.0%, to $7,362 for the three months that ended June 30, 2003, as compared to $7,288 for the same period in 2002. This increase in revenues is primarily attributable to the continued stabilization of new assets during the period. The increase in room revenues was also reflective of increases in the revenue per available room (REVPAR) for the period. HHMLP incurred a net loss of $344 during the quarter in comparison to net income of $234 for the same period in 2002. This net loss is primarily due to additional hotel operating expenses and additional fixed lease payments to HHLP during the period in addition to the significant start-up expenses absorbed by HHMLP related to newly-built properties that have either commenced operations or are currently in the development state.

The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 8.5% on short-term loans to 10.5% on longer term loans.

The  following  table shows certain other information for the periods indicated.


                               THREE MONTHS ENDED
                                    JUNE 30,

                                           2003         2002
                                     -----------  -----------
              Occupancy rate               68.8%        69.1%
              ADR                    $    82.53   $    78.16
              REVPAR                 $    56.77   $    54.03
              Room revenue           $7,361,698   $7,288,213
              Room nights available     129,666      134,890
              Room nights occupied       89,196       93,246

LIQUIDITY  AND  CAPITAL  RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the percentage leases with HHMLP and cash flow from the operations of the hotels leased to our TRS. The lessee's obligations under the leases are unsecured. The lessee's ability to make rent payments, and the Company's liquidity, including its ability to make distributions to common shareholders, is dependent on the lessee's ability to generate sufficient cash flow from the operation of the hotels. Cash Flow from the operations of the hotels is subject to risk factors common to the hotel industry, including, but not limited to competition for guest from other hotels, local and national economic trends, seasonality and reaction to geopolitical events.

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

FUNDS  FROM  OPERATIONS  (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations ("FFO") as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the definition adopted by NAREIT in April 2002 and as presented by us, is net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We further adjust FFO for preferred stock distributions. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs or the use of other definitions of that term.

The following table reconciles FFO and FFO per weighted average diluted share/unit for the three and six months ended June 30, 2003 and 2002 to their most directly comparable GAAP measures, net income and net income per weighted average diluted share (in thousands, except per share data):

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      ----------------------  ----------------------
                                                       JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
Net Income allocated to Common Shareholders           $       34  $      308  $      338  $      618
Minority Interest allocated to Common LP Unitholders       1,094         964       1,208         968
Distributions to Preferred Unitholders                       264           -         264           -
Depreciation and Amortization                              1,108       1,055       2,196       2,076
                                                      ----------  ----------  ----------  ----------

Funds from Operations                                 $    2,500  $    2,327  $    4,006  $    3,662
                                                      ==========  ==========  ==========  ==========

Weighted Average
  Shares for Basic
  Earnings
  Per Share                                            2,578,703   2,575,459   2,578,247   7,561,942
Basic Earnings
  Per Share                                           $     0.01  $     0.12  $     0.13  $     0.25

Weighted Average
  Shares for Diluted
  Earnings
  Per Share                                            2,578,703   2,575,459   2,578,247   7,561,942
Diluted Earnings
  Per Share                                           $       -   $       -   $       -   $     0.21

Weighted Average Shares for Diluted FFO                9,166,834   7,675,181   8,426,285   7,561,942

Funds from Operations per Diluted Share/Unit          $     0.27  $     0.30  $     0.48  $     0.48
                                                      ==========  ==========  ==========  ==========

Funds from Operations were $2,500 for the three months ended June 30, 2003, which was an increase of $173, or 7.4% over FFO in the comparable period in 2002, which was $2,327. The increase in FFO for the three months ended June 30,

2003 was primarily a result of increased percentage lease revenues from HHMLP, increased interest revenue from development line funding and lower borrowing costs during the quarter. FFO was partially offset due to the recognition of hotel operating expenses in excess of income from hotel operations. These income and expense items were recognized during the quarter due to the TRS structure implemented to lease the assets previously leased to Noble. Although total FFO increased for the period, FFO per diluted share and unit decreased to $0.27 for the quarter ending June 30, 2003 from $0.30 for the similar period in 2002 due to the issuance of 150,000 Series A Preferred Units during the current period.

Funds from Operations were $4,006 for the six months ended June 30, 2003, which was an increase of approximately $344 or 9.4% over FFO in the comparable period in 2002, which was $3,662. The increase in FFO during the six months ending June 30, 2003 was primarily due to the reasons mentioned above. FFO per diluted share and unit remained consisted at $0.48 per share during the six months ending June 30, 2003.

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

SUBSEQUENT  EVENTS

The quarterly dividend pertaining to the Class A Priority Common Shares and Limited Partnership Unitholders distributions for the second quarter of 2003 was paid on July 18, 2003 at the rate of $0.18 per share, which represents an annualized rate of $0.72 per annum.

On July 18, 2003, CNL was paid a distribution of $264 related to their purchase of $10,000 of Series A Preferred Units on April 21, 2003 and $5,000 of Series A Preferred Units on May 21, 2003. This quarterly distribution is calculated utilizing a quarterly distribution of 2.625% (10.5% annually) of the Original Issue price per Series A Preferred Unit based upon the pro rata number of days that the Series A Units were outstanding during the quarter ending June 30, 2003.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At June 30, 2003, we had total outstanding indebtedness under the Line of Credit of approximately $4,431 at an interest rate of 4.00% and total floating rate mortgages payable of $18,106 at a current weighted average interest rate of 4.89%.

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

Approximately 68.4% of our outstanding mortgages payable are subject to fixed rates while approximately 31.6% of our outstanding mortgages payable are subject to floating rates. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at June 30, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                   2003    2004    2005    2006     2007     THEREAFTER
                  ------  ------  ------  -------  -------  ------------
Fixed Rate
Debt              $ 409   $ 895   $ 977   $1,068   $1,167   $    34,745

Average Interest
Rate               8.90%   8.90%   8.90%    8.90%    8.90%         8.90%

Floating Rate
Debt              $ 233   $ 492   $ 524   $  560   $  597   $    15,700

Average Interest
Rate               4.41%   4.96%   4.96%    4.96%    4.96%         4.19%

The table incorporates only those exposures that existed as of June 30, 2003 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

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


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On April 21, 2003, CNL Hospitality Properties, L.P. ("CNL LP") purchased from Hersha Hospitality Limited Partnership ("HHLP"), the operating partnership of
Hersha Hospitality Trust ("HT"), $10 million of convertible preferred units of limited partnership interest in HHLP ("Series A Preferred Units"). CNL LP agreed to purchase up to an additional $15 million of Series A Preferred Units during the next 12 months. On May 21, 2003 CNLLP purchased an additional $5 million of Series A Preferred Units. HHLP and CNL LP also agreed to form a joint venture investment partnership to acquire hotel real estate assets utilizing up to an additional $40 million of joint venture funding from CNL LP. Additional investments by CNL LP in HHLP or the joint venture are subject to the satisfaction of conditions described in the definitive documents relating to the transaction.

For complete information relating to the joint venture, please refer to the documents attached as exhibits to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765).

SUMMARY  OF  THE  PRIVATE  PLACEMENT

The Securities Purchase Agreement pursuant to which CNL LP purchased the initial Series A Preferred Units provides that $5 million of additional Series A Preferred Units will be issued to CNL LP on the 30th day after the initial closing (which occurred on May 21, 2003), and that up to an additional $10 million of units may be issued to CNL LP at various times over the next 12 months as determined by the parties, subject to the satisfaction of conditions to closing set forth in the Securities Purchase Agreement.

The Series A Preferred Units rank senior to all existing units of partnership interest in HHLP and have a liquidation preference of $100 per unit plus accrued and unpaid distributions. Distributions on the Series A Preferred Units accrue at a rate of 10.5% per annum of the original issue price. The Series A Preferred Units are redeemable at the option of HT at a redemption price equal to the original issue price, plus all accrued but unpaid distributions, plus a premium starting at 10.5% of the original issue price and declining to zero on a straight line basis at the tenth anniversary of the original issuance.

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

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  EXHIBITS

         3.1 Articles Supplementary of Hersha Hospitality Trust which classify and designate 350,000 preferred shares of beneficial interest as Series A Preferred Shares of beneficial interest, par value $.01 per share (filed as Exhibit 3.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
         4.1 Excepted Holder Agreement, dated April 21, 2003, by and among CNL Hospitality Properties, Inc., CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partnership (filed as Exhibit 4.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
        10.1 Securities Purchase Agreement, dated as of April 21, 2003, among CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partners (filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
        10.2 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

        10.3 Standstill Agreement, dated as of April 21, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, CNL Hospitality Partners, L.P. and CNL Financial Group, Inc. (filed as Exhibit 10.3 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
        10.4 Registration Rights Agreement, dated April 21, 2003, between CNL Hospitality Partners, L.P. and Hersha Hospitality Trust (filed as
               Exhibit 10.4 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
        10.5 Limited Partnership Agreement of HT/CNL Metro Hotels, LP, dated as of April 21, 2003 (filed as Exhibit 10.5 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (B)  REPORTS ON FORM 8-K

          Current Report on Form 8-K filed July 9, 2003
          Current Report on Form 8-K filed May 15, 2003
          Current Report on Form 8-K filed April 23, 2003
          Current Report on Form 8-K filed April 9, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HERSHA  HOSPITALITY  TRUST


August 13, 2003                            /s/  Ashish  R.  Parikh
                                           -----------------------
                                           Ashish  R.  Parikh
                                           Chief  Financial  Officer