Form 10-Q
period 2003-09-30
HERSHA HOSPITALITY TRUST
filed 2003-11-13
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                    FORM 10-Q

  (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b -2 of the Exchange Act). Yes [ ] No [X]

     As of October 31, 2003, the number of Priority Class A Common Shares of Beneficial Interest outstanding was 12,354,416.

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

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
          HERSHA HOSPITALITY TRUST
          Balance Sheets as of September 30, 2003 [Unaudited]
          and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . 3
          Consolidated Statements of Operations for the three
          and nine months ended September 30, 2003 and 2002 [Unaudited] . . 4 Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 [Unaudited]. . . . . . . 5
          Notes to Consolidated Financial Statements. . . . . . . . . . . . 8

          HERSHA HOSPITALITY MANAGEMENT, L.P.
          Balance Sheets as of September 30, 2003 [Unaudited] and
          December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . 20
          Statements of Operations for the three and nine months ended
          September 30, 2003 and 2002 [Unaudited] . . . . . . . . . . . . . 21
          Statements of Cash Flows for the nine months ended
          September 30, 2003 and 2002 [Unaudited] . . . . . . . . . . . . . 22
          Notes to Financial Statements . . . . . . . . . . . . . . . . . . 23

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . 25
          Results of Operations, Three and Nine Months Ended September
          30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . 27
          Liquidity and Capital Resources . . . . . . . . . . . . . . . . . 29
          Funds from Operations . . . . . . . . . . . . . . . . . . . . . . 30
          Inflation . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31
          Seasonality . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . 33

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 33

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 34
Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . 34
Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 36
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . 36
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 36
Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 36
          (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 36
          (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 37

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
-------------------------------------------------------------------------------------------------------------

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2003             2002
                                                                              ---------------  --------------
                                                                                (UNAUDITED)
  ASSETS:
    Cash and cash equivalents                                                 $        2,852   $         140
    Investment in Hotel Properties, Net
    of Accumulated Depreciation                                                       91,787          93,814
    Escrow Deposits                                                                    2,041           1,749
    Accounts Receivable                                                                  201               -
    Lease Payments Receivable - Related Party                                          4,258           2,562
    Lease Payments Receivable - Other                                                      -             233
    Intangibles, Net of Accumulated Amortization                                       1,215           1,165
    Due from Related Party                                                             5,885           1,130
    Investment in Unconsolidated Joint Venture                                         4,038               0
    Other Assets                                                                       1,154             723
                                                                              ---------------  --------------
  TOTAL ASSETS                                                                $      113,431   $     101,516
                                                                              ===============  ==============

  LIABILITES AND SHAREHOLDERS' EQUITY:
    Mortgages Payable                                                         $       61,055   $      61,538
    Line of Credit                                                                         -           3,803
    Deposits Payable                                                                       -           1,000
    Dividends and Distributions Payable                                                1,807           1,382
    Due to Related Party                                                               1,407           1,303
    Accounts Payable and Accrued Expenses                                              1,299             854
                                                                              ---------------  --------------
    TOTAL LIABILITIES                                                                 65,568          69,880
                                                                              ---------------  --------------

  MINORITY INTEREST:
    Common Units                                                                      20,138          20,258
    Series A Preferred Units                                                          17,092               -
                                                                              ---------------  --------------
    TOTAL MINORITY INTEREST                                                           37,230          20,258
                                                                              ---------------  --------------

  SHAREHOLDERS' EQUITY:
    Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized,
    None Issued and Outstanding                                                            -               -

    Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares
    Authorized, 2,579,416 and 2,576,101 Shares Issued and Outstanding at
    September 30, 2003 and December 31, 2002, Respectively (Aggregate
    Liquidation Preference $15,476 and $15,457, respectively)                             26              26

    Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
    Authorized, None Issued and Outstanding                                                -               -

    Additional Paid-in Capital                                                        13,691          13,679
    Distributions in Excess of Net Earnings                                           (3,084)         (2,327)
                                                                              ---------------  --------------
    TOTAL SHAREHOLDERS' EQUITY                                                        10,633          11,378
                                                                              ---------------  --------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $      113,431   $     101,516
                                                                              ===============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
-----------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED NINE MONTHS ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                         2003    2002     2003     2002
                                                        ------  -------  -------  -------
REVENUE:
  Percentage Lease Revenues - HHMLP                     $3,963  $3,741   $10,299  $ 9,235
  Percentage Lease Revenues - Other                          -     700       960    2,100
  Hotel Operating Revenues                               1,226       -     1,997        -
  Interest - Related Party                                 245      63       456      175
  Other Revenue                                             13       1        17        5
                                                        ------  -------  -------  -------
  TOTAL REVENUE                                          5,447   4,505    13,729   11,515

EXPENSES:
  Interest expense                                       1,147   1,189     3,604    3,666
  Hotel Operating Expenses                                 527       -     1,415        -
  Real Estate and Personal Property
    Taxes and Property Insurance                           328     262       870      774
  General and Administrative                               151      95       540      454
  Depreciation and Amortization                          1,138   1,002     3,334    3,078
                                                        ------  -------  -------  -------
  TOTAL EXPENSES                                         3,291   2,548     9,763    7,972
                                                        ------  -------  -------  -------

  INCOME BEFORE DISTRIBUTION TO PREFERRED UNITHOLDERS,
    MINORITY INTEREST AND DISCONTINUED OPERATIONS        2,156   1,957     3,966    3,543

  DISTRIBUTIONS TO PREFERRED UNITHOLDERS                   432       -       696        -
  INCOME ALLOCATED TO MINORITY INTEREST                  1,432   2,131     2,634    3,099

  DISCONTINUED OPERATIONS (NOTE 6):
  Gain on Disposition of Hotel Properties                    -     469         -      469
  Income from Discontinued Operations                        -       2         -        2
                                                        ------  -------  -------  -------

  NET INCOME                                            $  292  $  297   $   636  $   915
                                                        ======  =======  =======  =======

  EARNINGS (LOSS) PER SHARE DATA:
  -------------------------------
  Basic - before discontinued operations                $ 0.11  $(0.06)  $  0.25  $  0.18
  Discontinued operations                               $    -  $ 0.18   $     -  $  0.19
  Basic Earnings Per Common Share                       $ 0.11  $ 0.12   $  0.25  $  0.37
  Diluted Earnings Per Common Share                     $    -  $    -   $     -  $     -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2003 AND 2002 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                       SEPT. 30,    SEPT. 30,
                                                         2003         2002
                                                      -----------  -----------
OPERATING ACTIVITIES:
  Net Income allocated to Common Shareholders         $      636   $      915
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation                                           3,257        3,056
    Amortization                                              77           96
    Income Allocated to Minority Interest                  2,634        3,099
    Income from Equity Investment in JV                      (11)           -
    (Gain) Loss on Disposal of Real Estate                     -         (469)
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                     (201)           -
    Escrow and Lease Deposits                               (292)          87
    Lease Payments Receivable - Related Party             (1,696)      (1,764)
    Lease Payments Receivable - Other                        233            -
    Other Assets                                            (431)        (159)
    Due from Related Party                                   (55)        (200)
  Increase (Decrease):
    Deposits Payable                                      (1,000)           -
    Due to Related Party                                     104          (25)
    Accounts Payable and Accrued Expenses                    445          199
    Preferred Distributions Payable                          432            -
                                                      -----------  -----------
  Total Adjustments                                        3,496        3,920
                                                      -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  4,132        4,835
                                                      -----------  -----------

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                       (1,230)      (3,735)
  Franchise Fees Paid                                       (127)           -
  Purchase of JV Interests                                (4,027)           -
  Sale of Hotel Property Assets                                -        5,997
  Development Loans to Related Parties                    (4,700)           -
                                                      -----------  -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (10,084)       2,262
                                                      -----------  -----------

FINANCING ACTIVITIES:
  Repayment of Borrowings Under Line of Credit           (18,987)      10,465
  Borrowings under Line of Credit                         15,184      (14,629)
  Principal Repayment of Mortgages Payable                (7,390)        (669)
  Principal Addition to Mortgages Payable                  6,907            -
  Cash received from Stock Sales                               -        1,711
  Sale of Series A Preferred Units                        17,092            -
  Common Shares Dividends Paid                            (1,388)      (1,316)
  Limited Partnership Unit Distribution Paid              (2,754)      (2,751)
                                                      -----------  -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        8,664       (7,189)
                                                      -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,712          (92)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              140          167
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $    2,852   $       75
                                                      ===========  ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE
MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                             2003           2002
                                                        --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  CASH PAID DURING THE PERIOD:
  Interest                                                   $ 3,580        $ 3,574


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



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE
MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

As of September 30, 2003 we had issued an additional 4,416 Priority Class A Common Shares since the inception of the Dividend Reinvestment Plan ("DRIP"). During the nine months ended September 30, 2003, we have issued an additional 2,556 shares.

On September 4, 2003 we declared a $0.18 per Class A Common Share dividend and a distribution of $0.18 per limited partnership unit that was paid on October 23, 2003.

As of September 30, 2003, we had a dividend payable of $432 related to $19,027 of Series A Preferred Units outstanding as of September 30, 2003. This distribution reflects the pro rata number of days that the Series A Preferred Units were outstanding during the three months ended September 30, 2003.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[1]  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Hersha Hospitality Trust (the "Company") was formed in May 1998 as a self-administered, Maryland real estate investment trust ("REIT") for Federal income tax purposes.

The Company owns a controlling general partnership interest in Hersha Hospitality Limited Partnership (the "Partnership"), which owns a 99% limited partnership interest in various subsidiary partnerships. Hersha Hospitality, LLC ("HHLLC"), a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships and the Partnership is the sole member of HHLLC.

On January 16, 2003, the Partnership formed a wholly owned taxable REIT subsidiary, 44 New England Management Company ("44 New England"), to lease certain of the Company's hotels.

As of September 30, 2003, the Company, through the Partnership and subsidiary partnerships, owned 18 limited and full service hotels and a joint venture interest in 1 property. The Company leases 14 of the hotel facilities to Hersha Hospitality Management, LP ("HHMLP"), a Pennsylvania limited partnership and four of hotel facilities to 44 New England. The hotel owned in the joint venture is leased to Hersha/CNL TRS Inc. (JV TRS Lessee). HHMLP is owned in part by three of the Company's executive officers, two of its trustees and other third party investors. HHMLP, 44 New England and the JV TRS Lessee operate and/or lease the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases") that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States.

CONSOLIDATED FINANCIAL STATEMENTS - The Company has prepared the consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 without an audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for all periods presented. Balance sheet data as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.

The consolidated financial statements include the accounts of the Company, the TRS Lessee, and the Partnership and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

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

On the respective lease termination dates, the Company leased the four properties to 44 New England and engaged HHMLP to operate the hotels under management contracts. Therefore, the consolidated financial statements as of September 30, 2003 include the operating results of these four hotels under the TRS structure. Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are also being reported in the consolidated statements of operations.

On April 21, 2003, May 21, 2003 and August 29, 2003, CNL Hospitality Properties, LP ("CHPLP" or "CNL") purchased $10,000, $5,000 and $4,027, respectively, of convertible preferred units of limited partnership interest in the Partnership (the "Series A Preferred Units"). Net of offering expenses, the Partnership received proceeds of $17,092.

HHLP and CHPLP also agreed to form a joint venture investment partnership to acquire hotel real estate utilizing up to an additional $40,000 of joint venture funding from CHPLP. We have a one third ownership interest in this joint venture while CHPLP maintains the remaining two thirds interest. Because of the non-controlling nature of our ownership interests in this joint venture, we account for this investment using the equity method.

On August 29, 2003, HT/CNL Metro Hotels, LP ("The Joint Venture Partnership") purchased the Hampton Inn, Manhattan (Chelsea), New York. We own a one third equity interest in this Joint Venture Partnership while CNL Hospitality Properties Trust owns the remaining equity interests. The Joint Venture Partnership purchased this asset for $28,000 plus settlement costs of approximately $480 and leased it to Hersha CNL TRS, Inc., a taxable REIT subsidiary wholly owned by the Joint Venture Partnership. In conjunction with this transaction, the Joint Venture Partnership assumed mortgage indebtedness of approximately $15,400 and paid cash of approximately $14,080.

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

In connection with the issuance of the Series A Preferred Units, we granted CNL a limited waiver from the

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[1]  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

The Standstill Agreement further provides that CNL will be entitled to vote only the securities it owns in our Company which represent 40% or less of our total outstanding voting securities at the time of such vote or consent. Any additional voting securities owned by CNL will be voted pro rata according to the votes of the shareholders unaffiliated with CNL. The Standstill Agreement expires on its sixth anniversary, or earlier if, among other things, the Company fails to pay the required distributions or dividends on the Series A Preferred
Units or Series A Preferred Shares, or if the Company fails to maintain its status as a REIT.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[1]  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

INCOME TAXES - The Company qualifies and intends to continue to qualify as a REIT under applicable provisions of the Internal Revenue Code, as amended. In general, under such provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for Federal income tax purposes. Except with respect to the TRS Lessee, the Company does not believe that it will be liable for significant Federal or state income taxes for the current year.

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

Under  the  REIT  Modernization  Act  ("RMA"), which became effective January 1,
2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective April 20, 2003, the TRS Lessee leased two hotel properties with an additional two properties becoming effective as of May 20, 2003. The TRS is subject to taxation as a C-Corporation. The TRS Lessee had an operating profit for financial reporting purposes for the period ended September 30, 2003 and is expected to operate at a loss for Federal income tax purposes for the year ended December 31, 2003. Therefore, a valuation allowance has been established against any deferred tax assets relating to the TRS Lessee.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

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

The FASB has issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain transactions arising on or after June 30, 2003. SFAS No. 149 will have no impact on the Company.

The FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for interim financial periods beginning after June 15, 2003. The Company is currently assessing the potential impact of implementing SFAS No. 150.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[2] COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Series A Preferred Units have priority over all Common Shares and Partnership Units, as to the payment of dividends at a rate of 10.5% per annum of the original issue price. In addition, the Series A Preferred Units have a liquidation preference of $100 per unit plus accrued and unpaid distributions.

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

The Priority Class A Common Shares have priority, over the Class B Common Shares and Limited Partnership Units, as to the payment of dividends until dividends equal $0.72 per share on a cumulative basis, and share equally in additional dividends after the Class B Common Shares or Limited Partnership Units have received $0.72 per share/unit in each annual period. The Priority Class A Common Shares carry a liquidation preference of $6.00 per share plus unpaid dividends and vote with the Class B Common Shares on a one vote per share basis. The Priority period of the Priority Class A Common Shares will end on the earlier of (i) five years after the initial public offering of the Priority Class A Common Shares (i.e., January 26,2004), or (ii) the date that is 15 trading days after we send notice to the holders of the Priority Class A Common Shares, provided that the closing bid price of the Priority Common Shares is at least $7 on each trading day during such 15-day period.

Pursuant to the Partnership agreement, the limited partners have certain redemption rights that enable them to cause the Partnership to redeem their units of limited partnership interest in exchange for Class B Common Shares or for cash at our election.

There have never been any Class B Common Shares outstanding since our initial public offering on January 26, 1999. The conversion features of the Class B
Common Shares into Priority Class A Common Shares are exactly the same as the conversion features of the Hersha Hospitality Limited Partnership (HHLP) Units into Priority Class A Common Shares. Any outstanding Class B Common Shares automatically convert into Priority Class A Common Shares upon the earlier of:
(i) five years after the initial public offering of the Priority Class A Common Shares (i.e., January 26, 2004), or (ii) the date that is 15 trading days after the closing bid price of the Priority Class A Common Shares is at least $7 on each trading day during such 15-day period.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[2]  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

In the event that the Class B Common Shares are converted into Priority Class A Common Shares prior to redemption of the units, the units will be redeemable for Priority Class A Common Shares. If we do not exercise our option to redeem the units for Class B Common Shares, then the limited partners may make a written demand that we redeem the units for Class B Common Shares. These redemption rights may be exercised by the limited partners. At September 30, 2003 and December 31, 2002, the aggregate number of Class B Common Shares issuable to the limited partners upon exercise of the redemption rights is 5,099,723, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

We have annual lease commitments from HHMLP through October 2007. Minimum annual rental revenue under these non-cancellable operating leases is as follows:

          December 31, 2003  $     2,275
          December 31, 2004        5,558
          December 31, 2005        4,889
          December 31, 2006        3,074
          December 31, 2007          623
          Thereafter                 -0-
                             -----------

          TOTAL              $    16,419
                             ===========

For the period January 1, 2003 through September 30, 2003, we earned fixed rents of $4,627 and earned percentage rents of $6,632. For the period January 1, 2002 through September 30, 2002, we earned fixed rents of $4,585 and earned percentage rents of $6,915.

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

We have acquired from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we have utilized, a "re-pricing" methodology that, in effect, adjusts the initial purchase price for the hotel, one or two years after we initially purchase the hotel, based on the actual operating performance of the hotel during the previous twelve months. All purchase price adjustments are approved by a majority of our independent trustees.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[2]  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

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

Five hotel acquisitions since January 1, 2001 -- the Hampton Inn Chelsea, New York, New York, the Doubletree, Jamaica, New York (JFK Airport), the Mainstay Suites, Frederick, Maryland, the Holiday Inn Express, Long Island City, New York, the Mainstay Suites and Sleep Inn Hotel, King of Prussia, Pennsylvania -- are subject to future re-pricing. We originally purchased these hotels with anticipated repricing dates from December 31, 2002 to December 31, 2004. Due to the current operating environment, the ramp up and stabilization for these newly-built properties is expected to take longer than initially projected. As a result, effective January 1, 2003, we entered into an agreement with the sellers of these five hotels to extend the repricing periods for these hotels. At the same time, we amended the percentage leases with HHMLP for these hotels to extend the initial fixed rent period to coincide with the extension period of the repricing and to delay the transition to percentage rent. In addition, we have the right to sell each of these properties back to the entities that initially sold the hotels to us at the end of the applicable repricing period if adequate stabilization has not occurred during the repricing period for a price not less than the purchase price of the asset.

We have also acquired hotels in the past where the purchase prices were subject to adjustment in a similar manner. On January 1, 2002, we issued an aggregate of 333,541 additional common limited partnership units to the sellers of the Holiday Inn Express & Suites, Harrisburg, the Hampton Inn, Danville and the Hampton Inn & Suites, Hershey, Pennsylvania in connection with the re-pricing of those hotels.

In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[2]  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. As of September 30, 2003 and 2002, $129 and $131 have been charged to operations, respectively.

We have approved the lending of up to $10,000 to entities in which our executive officers and trustees own an interest to construct hotels and related improvements on specific hotel projects at an interest rate of 12.0%. As of September 30, 2003 and December 31, 2002, these entities owed us $5,700 and $1,000, respectively. Interest income from these advances was $456 for the nine months ended September 30, 2003.

Our Due from Related Party balance was $5,885 and $1,130 as of September 30, 2003 and December 31, 2002, respectively. The September 30, 2003 balance consisted primarily of $5,700 of development line funding. The remainder of the balance of $185 consisted primarily of interest receivable of $172. The
December 31, 2002 balance consisted primarily of $1,000 of development line funding, as mentioned above. The remainder of the balance of approximately $130 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest receivable.

Our Due to Related Party balance of $1,407 and $1,303 as of September 30, 2003 and December 31, 2002, respectively, consists primary of borrowings outstanding from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company. At September 30, 2003 and December 31, 2002 our outstanding balance was $1,000, respectively. We incurred interest expense of approximately $45 related to these borrowings from SEL for both of the nine month periods ended September 30, 2003 and 2002, respectively. We borrow from SEL at a fixed rate of 6.0% per annum. Mortgage borrowings of $1,000 from SEL were paid in full with the proceeds of an equity offering on October 21, 2003.

[3]  DEBT

Debt  is comprised of the following at September 30, 2003 and December 31, 2002:

                                SEPTEMBER 30,  DECEMBER 31,
                                    2003           2002
                                -------------  -------------
Mortgages Payable               $      61,055  $      61,538
Revolving Credit Facility                 -0-          3,803
                                -------------  -------------
Total Long Term Debt            $      61,055  $      65,341
                                =============  =============

Substantially all of our long-term debt is collateralized by property and equipment. In addition, as of September 30, 2003, four loans were personally guaranteed by Hasu P. Shah, our chairman and CEO. Three of these guaranteed loans were paid in full with the proceeds of our public equity offering on October 21, 2003.

The total mortgages payable balance at September 30, 2003 and December 31, 2002 was $61,055 and $61,538, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. The maturities for the outstanding mortgages ranged from August 2004 to December 2012.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[3]  DEBT  [CONTINUED]

On August 9, 1999, the Company obtained a $7,000 credit facility from Sovereign Bank (the "Line of Credit"). The Line of Credit was increased to $11,500 as of December 1, 2000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg. The interest rate on borrowings under the Line of Credit at September 30, 2003 and December 31, 2002 was 4.00%. The Line of Credit expires in December 2004. The outstanding principal balance on the Line of Credit was approximately $0 and $3,803 at September 30, 2003 and December 31, 2002, respectively.

[4]  EARNINGS  PER  SHARE

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           -----------------------  ----------------------
                                                           SEPT. 30,    SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                              2003        2002         2003        2002
                                                           ----------  -----------  ----------  ----------
Net Income applicable to Common Shareholders
      before Discontinued Operations                       $      292  $     (174)  $      636  $      444
Add:  Discontinued Operations                                       -         471            -         471
Add:  Distributions to Preferred Shareholders                       -           -            -           -
Add:  Income Attributable to Minority Interest                      -           -            -           -
                                                           ----------  -----------  ----------  ----------

Net Income for Diluted Earnings Per Share                  $      292  $      297   $      636  $      915
                                                           ==========  ===========  ==========  ==========

WEIGHTED AVERAGE SHARES FOR BASIC EARNINGS PER SHARE        2,579,416   2,575,459    2,578,641   2,462,220
----------------------------------------------------       ==========  ===========  ==========  ==========

Basic Earnings Per Share - before discontinued operations  $     0.11  $    (0.06)  $     0.25  $     0.18
Discontinued operations                                    $        -  $     0.18   $        -  $     0.19
Basic Earnings Per Share                                   $     0.11  $     0.12   $     0.25  $     0.37

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

Options to purchase 534,000 shares of Class B common shares for the nine months ended September 30, 2003 and September 30, 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

[5]  SUBSEQUENT  EVENTS

On October 21, 2003, we redeemed 1,300,000 limited partnership units in the Company's operating partnership at a price of $8.00 per unit, or $10,400 in the aggregate. The redemption price was funded with the proceeds of a public equity offering, as described below.

On October 21, 2003, we completed a public offering of 9,775,000 class A common shares at $8.50 per share. Proceeds to the Company, net of underwriting discounts and commissions, structuring fees and expenses, were approximately $77,300. Of the net offering proceeds to the Company, $10,400 was used to fund limited partnership unit redemptions (as described above) and $24,000 was used to repay indebtedness. The remaining net proceeds will be used principally to fund future acquisitions and for general corporate purposes.

On October 1, 2003, we completed the acquisition of the 132 room Hilton Garden Inn, Edison, New Jersey and the 148 room Hampton Inn, Linden, New Jersey. We purchased these assets as a portfolio for an aggregate price of $30,000 plus settlement costs of approximately $263 and leased them to 44 New England Management Company, our wholly owned taxable REIT subsidiary. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $23,000, including $1,000 of Seller Financing, and paid cash of approximately $7,263.

The quarterly dividend pertaining to the third quarter of 2003 was paid on October 23, 2003 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

A distribution of $432 was also paid to CNL pertaining to the dividends on the 10.5% Series A Preferred Units. This dividend reflected a pro rata distribution based upon an investment of $4,027 on August 29, 2003, $10,000 on April 21, 2003 and an additional $5,000 on May 21, 2003.

                                . . . . . . . .

--------------------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEETS
[IN THOUSANDS]
--------------------------------------------------------------------------------------------


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                             ---------------  --------------
                                                                  2003             2002
                                                             ---------------  --------------
CURRENT ASSETS:                                                 [UNAUDITED]
  Cash and Cash Equivalents                                  $          294   $         217
  Accounts Receivable, less allowance for doubtful accounts
  of $88 and $100 at September 30, 2003 and December 31,
  2002, respectively                                                  1,027             775
  Prepaid Expenses                                                      536             139
  Due from Related Party - HHLP                                         323             259
  Due from Related Parties                                            2,126             897
  Other Assets                                                          291             251
                                                             ---------------  --------------
  TOTAL CURRENT ASSETS                                                4,597           2,538

Franchise Licenses, Net of accumulated amortization of $194
and $167 at September 30, 2003 and December 31, 2002,
respectively                                                            249             276
Property and Equipment, net of accumulated depreciation                 723             863
                                                             ---------------  --------------

TOTAL ASSETS                                                 $        5,569   $       3,677
                                                             ===============  ==============


LIABILITIES AND PARTNERS' DEFICIT:
CURRENT LIABILITIES:
  Accounts Payable                                           $        1,263   $       1,134
  Accrued Contingent Lease                                              146               -
  Accrued Expenses                                                      784             377
  Other Liabilities                                                       -               5
  Due to Related Parties                                              1,008             182
  Lease Payments Payable Related Party - HHLP                         4,258           2,562
                                                             ---------------  --------------
  TOTAL CURRENT LIABILITIES                                           7,459           4,260

PARTNERS' DEFICIT                                                    (1,890)           (583)
                                                             ---------------  --------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                      $        5,569   $       3,677
                                                             ===============  ==============

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002 [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------


                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,     SEPTEMBER 30,
                                        2003      2002     2003      2002
                                       -------  -------  --------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                         $ 9,154  $ 7,888  $21,319   $18,930
  Restaurant Revenue                       620      506    1,884     1,730
  Other Revenue                          1,624      706    2,199     1,296
                                       -------  -------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS    11,398    9,100   25,402    21,956
                                       -------  -------  --------  --------

EXPENSES:
  Hotel Operating Expenses               3,242    2,871    8,785     7,349
  Restaurant Operating Expenses            553      459    1,674     1,400
  Advertising and Marketing                573      472    1,670     1,513
  Depreciation and Amortization             60       61      184       184
  General and Administrative             1,555    1,282    3,952     3,563
  Lease Expense - HHLP                   3,953    2,765   10,444     8,329
                                       -------  -------  --------  --------
  TOTAL EXPENSES                         9,936    7,910   26,709    22,338
                                       -------  -------  --------  --------

  INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS                             1,462    1,190   (1,307)     (382)

  INCOME FROM DISCONTINUED
  OPERATIONS                                 0       32        0        42
                                       -------  -------  --------  --------

  NET INCOME (LOSS)                    $ 1,462  $ 1,222  $(1,307)  $  (340)
                                       =======  =======  ========  ========


The Accompanying Notes Are an Integral Part of This Financial Statement.

-----------------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002 [UNAUDITED]
[IN THOUSANDS]
-----------------------------------------------------------------------------------------

                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              2003             2002
                                                         ---------------  ---------------
OPERATING ACTIVITIES:
  Net (Loss)                                             $       (1,307)  $         (340)
                                                         ---------------  ---------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation                                                    144              191
    Amortization                                                     40                -
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                            (252)               4
    Prepaid Expenses                                               (397)              22
    Other Assets                                                    (40)            (548)
    Due from Related Parties                                     (1,293)            (376)
    Assets of Discontinued Operations                                 -             (373)
  Increase (Decrease):
    Accounts Payable                                                129             (449)
    Lease Payments Payable - HHLP                                 1,695            1,530
    Due to Related Parties                                          826             (310)
    Accrued Contingent Lease                                        146
    Accrued Expenses                                                407              288
                                                         ---------------  ---------------
    Liabilities of Discontinued Operations                            -               71
                                                         ---------------  ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  98             (290)

INVESTING ACTIVITIES
  Property and Equipment                                            (21)             (11)
                                                         ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                               (21)             (11)

FINANCING ACTIVITIES
  Partners Capital Contribution                                       -              128
                                                         ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             -              128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 77             (173)

Cash and Cash Equivalents - Beginning of Period                     217              222
                                                         ---------------  ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $          294   $           49
                                                         ===============  ===============

The Accompanying Notes Are an Integral Part of This Financial Statement.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------

[1]  ORGANIZATION

Hersha Hospitality Management, L.P., ["HHMLP" or the "Lessee"], was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ["HHLP" or the "Partnership"]. The Lessee is owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates that are not owned by the Partnership. HHMLP commenced operations on January 1, 1999 and as of September 30, 2003 leased 14 hotel properties from the Partnership.

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

We have entered into percentage lease agreements ["Percentage Leases"] with HHLP. Each Percentage Lease has an initial non-cancelable term of five years and may be extended for two additional five-year terms at HHMLP's option. As of September 30, 2003, HHMLP had made the determination not to exercise their option to renew any of the leases. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent, (iii) a percentage for room revenues in excess of the incentive threshold amount, and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

Minimum annual lease payments due during the noncancellable portion of the leases are as follows:

                   December 31, 2003  $     2,275
                   December 31, 2004        5,558
                   December 31, 2005        4,889
                   December 31, 2006        3,074
                   December 31, 2007          623
                   Thereafter                 -0-
                                      -----------

                   Total              $    16,419
                                      ===========

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
[IN THOUSANDS]
--------------------------------------------------------------------------------

[2]  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS [CONTINUED]

We have executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provides for a fee of $10 per property (prorated from the time of acquisition) for each hotel added to the HHLP's portfolio. As of September 30, 2003 and 2002, $129 and $131 has been earned from operations in each period, respectively.

For the nine months ended September 30, 2003 and 2002, we incurred lease expense of $10,444 and $8,329, respectively. As of September 30, 2003 and December 31, 2002 the amount due to the Partnership for lease payments was $4,258 and $2,562, respectively.

Our Due from Related Party - HHLP balance was $323 and $259 as of September 30, 2003 and December 31, 2002, respectively. The September 30, 2003 balance consisted primarily of $280 for a reimbursement for furniture, fixtures and equipment expenditures on behalf of HHLP and a receivable of $43 related to administrative services fees. The December 31, 2002 balance consisted primarily of $259 for a reimbursement for furniture, fixtures and equipment expenditures on behalf of HHLP.

Our Due from Related Party balance consists of receivables from affiliates of HHMLP, excluding HHLP. The September 30, 2003 and December 31, 2002 balance was $2,126 and $897, respectively. The Due from Related Party balance for both periods consisted primarily of partnership loans created by cash flow deficits existing at certain properties owned by affiliates of HHMLP.

Our Due to Related Parties balance was $1,008 and $182 as of September 30, 2003 and December 31, 2002, respectively. The Due to Related Parties balance consists primarily of monies owed to Shreenathji Enterprises, Ltd. ("SEL") an affiliate of HHMLP. These payables relate to borrowings by HHMLP utilized for general working capital purposes of HHMLP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)

All statements contained in this section that are not historical facts are based on current expectations. This includes statements regarding our 2003 anticipated revenues, expenses and returns, and future capital requirements. Words such as "believes", "expects", "anticipates", "intends", "plans" and
"estimates" and variations of such words and similar words also identify forward-looking statements. Such statements are forward-looking in nature and involve a number of risks and uncertainties, including the risks described under the caption "Risk Factors" in our registration statement on Form S-2 (File No. 333-109100) which are incorporated herein by reference. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

As of September 30, 2003, we owned 19 hotels in the eastern United States. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. Fourteen of our hotels are leased to an eligible independent contractor, HHMLP, as required by the REIT qualification rules in effect prior to 2001. Those rules were recently modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an "eligible independent contractor" to manage the hotels. Accordingly, we have leased four of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has in turn entered into management contracts with HHMLP with respect to those hotels. We intend to eventually lease all our hotels to a TRS, whether upon the acquisition of new hotels or upon expiration of the leases for the 14 hotels currently leased to HHMLP. We also own one hotel through our joint venture with CNL, and that hotel is leased to a TRS that is wholly owned by that joint venture. The joint venture's hotel is managed by HHMLP.

As more of our hotels are leased to our TRS, we will participate more directly in the operating performance of our hotels. Rather than receiving base and percentage lease payments from HHMLP, which funded its own hotel operating expenses, our TRS will directly receive all revenue from, and be required to fund all expenses relating to, hotel operations. Our TRS will also be subject to income tax on its earnings.

Our current revenue is derived from lease payments from HHMLP, lease payments from our TRS and distributions to us from our TRS and from our joint venture with CNL. Because the lease payments from HHMLP comprise a significant portion of our revenue, the following discussion also addresses the performance of HHMLP for the periods presented.

All dollar figures in this section are presented in thousands, except for per share amounts.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002
($'s in thousands)

HERSHA  HOSPITALITY  TRUST

Our revenues for the nine months ended September 30, 2003 and 2002, substantially consisted of lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the nine month period ended September 30, 2003 remained relatively consistent at $11,259, as compared to percentage lease revenues of $11,335 for the same period during 2002. Total lease revenues benefited from an increase in fixed lease revenue from several of our properties acquired in prior periods. This increase in fixed lease revenue was slightly offset by a decrease in percentage rent income from several of our owned properties and by a decrease in the percentage lease revenues from properties previously leased to Noble Investment Group Ltd.

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

On the respective lease termination dates, the Company leased the four properties to our TRS Lessee and engaged HHMLP to operate the hotels under management contracts. Therefore, the consolidated financial statements as of September 30, 2003 include the operating results of these four hotels under the TRS structure. Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are also being reported in the consolidated statements of operations.

Net income allocated to common shareholders decreased by $279 for the nine months that ended September 30, 2003 to $636 as compared to net income of $915 for the same period during 2002. The decrease in net income is primarily attributable to distributions to our Series A Preferred Unitholders during the period.

HHMLP

HHMLP room revenues from the hotels increased by $2,389, or 12.6%, to $21,319 for the nine months that ended September 30, 2003, as compared to $18,930 for the same period in 2002. This increase in revenues is primarily attributable to the fact that room revenues from several properties held during 2002 were reclassified as Discontinued Operations. Room revenues also increased during the current period due to the continued stabilization of newly acquired assets during the period. The continued stabilization is reflective of the higher occupancy percentage, average daily rate (ADR) and increases in the revenue per available room (REVPAR) for the period. HHMLP increased its net loss by $967 to $1,307 from $340 in the same period in 2002. This increase is primarily due to additional hotel operating expenses and additional fixed lease payments to HHLP during the period in addition to accrued contingent lease payments and the significant start-up expenses absorbed by HHMLP related to newly-built properties that have either commenced operations or are currently in the development state. The primary components of hotel operating expenses that contributed to the increased net loss included additional employee payroll and benefits costs, franchise fees, marketing expenses and utility costs. During the construction and stabilization of newly built hotel properties, HHMLP incurs significant hotel operating expenses prior to achieving stabilized operating revenues.

The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 6.5% on short-term loans to 8.5% on longer term loans.

The following table shows certain other information for the periods indicated.

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                          2003          2002
                                      ------------  ------------
               Occupancy rate                65.8%         63.0%
               ADR                    $     83.82   $     80.44
               REVPAR                 $     55.16   $     50.66
               Room revenue           $21,319,035   $20,357,036
               Room nights available      386,464       401,866
               Room nights occupied       254,351       253,073

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002
($'s  in  thousands)

HERSHA  HOSPITALITY  TRUST

Our revenues for the three months ended September 30, 2003 and 2002, substantially consisted of lease revenues recognized pursuant to the percentage leases. Percentage lease revenues during the three month period ended September 30, 2003 were $3,963, an decrease of $478, or 10.8%, as compared to percentage lease revenues of $4,441 for the same period during 2002. The decrease in lease revenues is primarily attributable to the elimination of percentage lease revenues from properties previously leased to Noble Investment Group Ltd, as mentioned above.

Net income allocated to common shareholders remained relatively consistent at $292 for the three months that ended September 30, 2003 as compared to net income of $297 for the same period during 2002.

HHMLP

HHMLP room revenues from the hotels increased by $1,266, or 16.0%, to $9,154 for the three months that ended September 30, 2003, as compared to $7,888 for the same period in 2002. This increase in revenues is primarily attributable to the fact that room revenues from several properties held during 2002 were reclassified as Discontinued Operations. Room revenues also increased during the current period due to the continued stabilization of newly acquired assets during the period. The continued stabilization is reflective of the higher occupancy percentage, average daily rate (ADR) and increases in the revenue per available room (REVPAR) for the period. HHMLP increased its net income by $240 to $1,462 from $1,222 in the same period in 2002. This increase is primarily due to additional room revenues as mentioned above in conjunction with lower proportional hotel operating expenses during the period.

The Lessee maintains the ability to borrow funds from related entities, partners and shareholders. The Lessee's borrowing costs range from 6.5% on short-term loans to 8.5% on longer term loans.

The  following  table shows certain other information for the periods indicated.

                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                         2003         2002
                                      -----------  -----------
               Occupancy rate               76.4%        70.1%
               ADR                    $    92.04   $    90.36
               REVPAR                 $    70.32   $    64.13
               Room revenue           $9,153,820   $8,337,088
               Room nights available     130,168      129,996
               Room nights occupied       99,456       92,266

LIQUIDITY  AND  CAPITAL  RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to shareholders, is our share of our operating partnership's cash flow. Our operating partnership's principal source of revenue is rent payments under the percentage leases with HHMLP, lease payments from our TRS, and distributions from our TRS and our joint venture with CNL. The lessees' obligations under the leases are unsecured. The lessees' ability to make rent payments, and our liquidity, including our ability to make distributions to common shareholders, is dependent on the lessees' ability to generate sufficient cash flow from the operation of the hotels. Cash flow from the operations of the hotels is subject to risk factors common to the hotel industry, including, but not limited to competition for guest from other hotels, local and national economic trends, seasonality and reaction to geopolitical events.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under a secured line of credit. We believe that our net cash provided by operations will be adequate to fund both operating requirements and payment of dividends by us in accordance with REIT requirements.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, primarily with the unallocated net proceeds from this offering and through long-term secured and unsecured borrowings. In addition, we may issue additional limited partnership units in our operating partnership in connection with acquisitions of hotel properties.

We intend to make additional investments in hotel properties and will likely incur, or cause our operating partnership to incur, indebtedness in connection with such investments, or to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from our investments are insufficient to make such distributions. Our strategy is to maintain target debt levels of approximately 60% of the total purchase price of our hotels both on an individual and aggregate basis, and our Board of Trustees' policy is to limit indebtedness to no more than 67% of the total purchase price of all our hotels on an aggregate basis. Our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify the debt policy at any time without shareholder approval.

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

The following table reconciles FFO attributable to common shareholders for the three and nine months ended September 30, 2003 and 2002 to the most directly comparable GAAP measure, net income (in thousands):

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      -----------------------  -----------------------
                                                      SEPT. 30,    SEPT. 30,   SEPT. 30,    SEPT. 30,
                                                         2003        2002         2003        2002
                                                      ----------  -----------  ----------  -----------
Net Income allocated to common shareholders           $      292  $      297   $      636  $      915
Gain on Disposition of Hotel Properties                        -        (469)           -        (469)
Discontinued Operations                                        -           2            -           2
Minority Interest allocated to common LP unitholders       1,432       2,131        2,634       3,099
Distributions to Preferred Unitholders                       432           -          696           -
Depreciation and Amortization                              1,138       1,002        3,334       3,078
                                                      ----------  -----------  ----------  -----------
FFO attributable to common shareholders               $    3,294  $    2,963   $    7,300  $    6,625
                                                      ==========  ===========  ==========  ===========

FFO attributable to common shareholders was $3,294 for the three months ended September 30, 2003, which was an increase of $331, or 11.2% over FFO attributable to common shareholders in the comparable period in 2002, which was $2,963. The increase in FFO attributable to common shareholders for the three months ended September 30, 2003 was primarily a result of increased fixed lease revenues from HHMLP, increased interest revenue from development line funding and lower borrowing costs during the quarter. FFO attributable to common shareholders also increased as a result of hotel operating revenues in excess of hotel operating expenses for properties leased to our TRS. These income and expense items were recognized during the quarter due to the TRS structure implemented to lease the assets previously leased to Noble

Investment  Group.

FFO attributable to common shareholders was $7,300 for the nine months ended September 30, 2003, which was an increase of approximately $675 or 10.2% over FFO attributable to common shareholders in the comparable period in 2002, which was $6,625. The increase in FFO attributable to common shareholders during the nine months ending September 30, 2003 was primarily due to the reasons mentioned above.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At September 30, 2003, we had no outstanding indebtedness under the Line of Credit and total floating rate mortgages payable of $21,965 at a current weighted average interest rate of 4.75%.

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

Approximately 64.0% of our outstanding mortgages payable are subject to fixed rates while approximately 36.0% of our outstanding mortgages payable are subject to floating rates. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at September 30, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                   2003    2004     2005    2006     2007     THEREAFTER
                  ------  -------  ------  -------  -------  ------------
Fixed Rate
Debt              $ 205   $  895   $ 977   $1,068   $1,167   $    34,778

Average Interest
Rate               8.90%    8.90%   8.90%    8.90%    8.90%         8.90%

Floating Rate
Debt              $ 116   $5,971   $ 524   $  560   $  597   $    14,197

Average Interest
Rate               4.75%    4.77%   4.86%    4.86%    4.86%         4.86%

The table incorporates only those exposures that existed as of September 30, 2003 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

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

ITEM  5.  SUBSEQUENT  EVENTS

On October 21, 2003, we redeemed 1,300,000 limited partnership units in the Company's operating partnership at a price of $8.00 per unit, or $10,400 in the aggregate. The redemption price was funded with the proceeds of a public equity offering, as described below.

On October 21, 2003, we completed a public offering of 9,775,000 class A common shares at $8.50 per share. Proceeds to the Company, net of underwriting discounts and commissions, structuring fees and expenses, were approximately $77,300. Of the net offering proceeds to the Company, $10,400 was used to fund limited partnership unit redemptions (as described above) and $24,000 was used to repay indebtedness. The remaining net proceeds will be used principally to fund future acquisitions and for general corporate purposes.

On October 1, 2003, we completed the acquisition of the 132 room Hilton Garden Inn, Edison, New Jersey and the 148 room Hampton Inn, Linden, New Jersey. We purchased these assets as a portfolio for an aggregate price of $30,000 plus settlement costs of approximately $263 and leased them to 44 New England Management Company, our wholly owned taxable REIT subsidiary. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $23,000, including $1,000 of Seller Financing, and paid cash of approximately $7,263.

The quarterly dividend pertaining to the third quarter of 2003 was paid on October 23, 2003 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

A distribution of $432 was also paid to CNL pertaining to the dividends on the 10.5% Series A Preferred Units. This dividend reflected a pro rata distribution based upon an investment of $4,027 on August 29, 2003, $10,000 on April 21, 2003 and an additional $5,000 on May 21, 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 2.   Changes in Securities and Use of Proceeds

On August 29, 2003, CNL Hospitality Properties, L.P. ("CNL LP") purchased from Hersha Hospitality Limited Partnership ("HHLP"), the operating partnership of
Hersha Hospitality Trust ("HT"), $4.03 million of additional convertible preferred units of limited partnership interest in HHLP ("Series A Preferred Units"). HHLP used the net proceeds from this issuance to fund its capital contribution to its joint venture with CNL LP, HT/CNL Metro Hotels, LP, in connection with the joint venture's acquisition of the Hampton Inn, Chelsea, New York, NY on August 29, 2003.

For complete information relating to the investments by CNL LP and the related joint venture, please refer to the documents attached as exhibits to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765).

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               1.1 Underwriting Agreement, dated October 16, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to Form S-2/A filed on October 14, 2003)
               31.1 Certification of Chief Executive Officer pursuant to Section
                    302  of  the  Sarbanes-Oxley  Act  of  2002
               31.2 Certification of Chief Financial Officer pursuant to Section
                    302  of  the  Sarbanes-Oxley  Act  of  2002
               32.1 Certification of Chief Executive Officer pursuant to Section
                    906  of  the  Sarbanes-Oxley  Act  of  2002
               32.2 Certification of Chief Financial Officer pursuant to Section
                    906  of  the  Sarbanes-Oxley  Act  of  2002


          (b)  REPORTS ON FORM 8-K

               Current Report on Form 8-K filed August 13, 2003
               Current Report on Form 8-K filed July 9, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HERSHA HOSPITALITY TRUST



November 12, 2003                  /s/  Ashish R. Parikh
                                   -----------------------
                                   Ashish R. Parikh
                                   Chief Financial Officer