Form 10-K
period 2003-12-31
HERSHA HOSPITALITY TRUST
filed 2004-03-29
CIK 1063344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                   For the fiscal year ended December 31, 2003

                                       OR

   [ ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from               to

                       Commission file number:  001-14765

                            HERSHA HOSPITALITY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

                 MARYLAND                                     251811499
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

148 SHERATON DRIVE, BOX A, NEW CUMBERLAND, PENNSYLVANIA         17070
 (Address of Registrant's Principal Executive Offices)       (Zip Code)

       Registrant's telephone number, including area code:  (717) 770-2405

     Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                   Name of each exchange
           Title of each class                      on which registered
           -------------------                      -------------------
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

     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of June 30, 2003, was approximately $20.35 million.

     As of March 18, 2004, the number of outstanding Class A common shares of beneficial interest outstanding was 13,571,665.

     Documents  Incorporated  By  Reference:  None.

                            HERSHA HOSPITALITY TRUST
                                      INDEX


ITEM NO.
-------                                                               FORM 10-K
                                                                       REPORT
                                                                        PAGE
                                                                      ---------
                                     PART I

ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . .          2

ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . .         11

ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .         22

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         22

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
            EQUITY SECURITIES. . . . . . . . . . . . . . . . . .         23

ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .         25

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .         29

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK. . . . . . . . . . . . . . . . . . . . .         37

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .         39

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . .          93

ITEM 9A.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . .          93

ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS OF OUR
            COMPANY . . . . . . . . . . . . . . . . . . . . . .          93

ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . .          97

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . .         100

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . .         101

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . .         106

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K . . . . . . . . . . . . . . . . . . . .         108

                CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     This  report  contains  forward-looking  statements  within  the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in the sections entitled "Growth Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and those discussed in any documents filed by us with the Securities and Exchange Commission that could cause actual results to differ. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments, except as required by law.

ITEM  1.     BUSINESS

                                    OVERVIEW

     Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the American Stock Exchange under the symbol "HT."

     We focus primarily on owning and operating high quality, mid-scale limited service hotels in established markets in the Eastern United States. Our primary strategy is to continue to acquire high quality, mid-scale hotels in metropolitan markets with high barriers to entry in the Northeastern United States. As of December 31, 2003, our portfolio consisted of 22 hotels with a total of 2,169 rooms located in Pennsylvania, New York, New Jersey, Maryland, Georgia, and Connecticut, which operate under leading brands, such as Hampton Inn(R), Hilton Garden Inn(R), Holiday Inn(R), Holiday Inn Express(R), DoubleTree(R), Comfort Inn(R), Comfort Suites(R), Mainstay Suites(R), and Sleep Inn(R).

     We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. All of our hotels are leased or managed by Hersha Hospitality Management, L.P., or HHMLP, a private management company owned by certain of our trustees, officers and other third party investors. In response to tax law changes, we formed a wholly-owned taxable REIT subsidiary, or TRS, to which we lease twelve hotels (as of January 26, 2004) and to which we intend to lease all of our hotels, including hotels we may acquire in the future and hotels currently leased to HHMLP as those leases expire. We have also established two TRS's to lease our assets owned via joint venture entities. We believe that transitioning to this TRS structure positions us to participate more directly in the operating efficiencies and revenue gains at our hotels.

     Our address is 148 Sheraton Drive, Box A, New Cumberland, Pennsylvania 17070. Our telephone number is (717) 770-2405.

     As  of  December  31,  2003, we owned interests in the following 22 hotels:

-------------------------------------------------------------------------------------
                       NUMBER OF                                            NUMBER OF
HOTELS                   ROOMS                     HOTELS                     ROOMS
-------------------------------------------------------------------------------------

  HOLIDAY INN EXPRESS:                  HOLIDAY INN EXPRESS AND SUITES:
      Hershey, PA             85                 Harrisburg, PA                    77
      Duluth, GA              68                MAINSTAY SUITES:
  Long Island City, NY        79              King of Prussia, PA                  69
    New Columbia, PA          81                 Frederick, MD                     72
HILTON GARDEN INN:                COMFORT INN:
  Glastonbury, CT (1)        150    Harrisburg, PA                                 81
  Edison, NJ                 132  SLEEP INN:
HAMPTON INN:                        King of Prussia, PA                            87
  Linden, NJ                 149  COMFORT SUITES:
  Chelsea, NY (1)            144    Duluth, GA                                     85
  Carlisle, PA                95  HOLIDAY INN HOTEL AND CONFERENCE CENTER:
  Danville, PA                72    Harrisburg, PA                                196
  Hershey, PA                110  DOUBLETREE CLUB
  Newnan, GA                  91    JFK Airport, NY                               110
  Peachtree, GA               61
  Selinsgrove, PA             75
-------------------------------------------------------------------------------------
                                  Total Rooms                                   2,169
                                                                            =========

(1)  -  Denotes  properties  owned  in  a  joint  venture.

     Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 22 hotels, including 13 hotels acquired from entities controlled by our officers or trustees. Of the 13 acquisitions from these entities, 12 were newly-constructed or newly-renovated by these entities prior to our acquisition. Since we do not develop properties, we take advantage of our relationships with these development entities to identify development and renovation projects that may be attractive to us. While these entities bear all the risks of development, we maintain an option to purchase the hotel upon completion. Historically we have purchased hotels from these entities subject to a re-pricing mechanism which adjusts the purchase price based on the operating performance of the hotel in the year or two subsequent to closing. While we intend to continue to acquire hotels from these entities if approved by our independent trustees, future acquisitions from these entities will not be subject to these re-pricing adjustments.

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

RECENT  ACQUISITIONS

          Since December, 31, 2003, we have acquired interests in the following hotels:

     - Holiday Inn Express, Hartfort, CT. On January 14, 2004, we assumed a land lease on the 96 room Holiday Inn Express, Hartford, CT for approximately $3 million and assumed the land lease for the underlying property.
     - Four Points by Sheraton Boston/Logan International Airport. On March 11, 2004, we acquired a 55% joint venture interest in the 180-room Four Points by Sheraton Boston/Logan International Airport on for approximately $3 million. The Four Points Sheraton Boston/Logan International Airport was substantially rebuilt in 2001 and is located in Revere, Mass., within five miles of Boston Logan Airport and downtown Boston.

     Both of these hotels have been or will be leased to a TRS and managed by Hersha Hospitality Management, a Hersha-affiliated, regional hotel management company.

JOINT  VENTURES

     In April of 2003, we entered into a strategic alliance with CNL Hospitality Partners, L.P., a subsidiary of CNL Hospitality Properties, Inc. CNL is a public company which has been one of the most active investors in lodging properties over the past several years. The strategic alliance positions us as one of CNL's preferred partners for investing in mid-scale hotels. Our agreement with CNL provides that it will invest up to $25 million in our operating partnership and up to $40 million in a newly formed hotel acquisition joint venture. CNL has currently invested $19 million in our operating partnership and $8 million in the joint venture, which acquired its first hotel, the Hampton Inn Chelsea, New York, New York, on August 29, 2003.

     In addition to our joint venture with CNL, in November of 2003, we acquired a 40% joint venture interest in PRA Glastonbury, LLC. ("PRA") which owns a newly constructed 150 room Hilton Garden Inn in Glastonbury, CT.

FINANCING

     We may finance additional investments in hotels, in whole or in part, with undistributed cash, issuances of common shares, preferred stock or operating partnership units, cash received from the disposition of hotels or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the aggregate purchase prices paid for the hotels in which we invest. Our Board of Trustees, however, may change the debt policy without the approval of our shareholders. The aggregate purchase prices for our twenty two hotels, owned as of December 31, 2003, was approximately $140.0 million, and our indebtedness at December 31, 2003 was approximately $71.8 million, which represents approximately 51.3% of the aggregate purchase price for our hotels.

     We maintain a credit line with Sovereign Bank for $11.5 million. Outstanding borrowings under the line of credit bear interest at the bank's prime rate. The line of credit is collateralized by a first mortgage on one of our hotels. The interest rate on borrowings under the line of credit at December 31, 2003 was 4.00%. The line of credit expires on December 31, 2004. There were no outstanding principal balances on the line of credit at December 31, 2003.

DISPOSITIONS

     Since our initial public offering in 1999, we have sold a total of eight hotels, including four hotels sold back to entities controlled by our officers or trustees at the same purchase price we acquired the hotels from those entities. All sales to these entities were in situations where we believed an independent buyer would demand seller financing, which we were not willing to provide. We do not intend to sell hotels to such entities in the future.

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

PROPERTY  MANAGEMENT

     Our TRS's have engaged HHMLP as the property manager for fourteen of our hotels pursuant to substantially similar management agreements. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an "eligible independent contractor" during the term of the management agreements.

     Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

     For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of the gross revenues associated with that hotel for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by our TRS and HHMLP prior to the commencement of each fiscal year and is generally based upon the financial performance of the hotel.

     HHMLP must from time to time make expenditures for repairs and maintenance as are necessary to keep a hotel in good operating condition. Our TRS or we may elect to, from time to time at its or our expense, make alterations, additions, or improvements (including structural changes or repairs) in or to our hotels.

     Under the management agreements, our TRSs retain the right to sell, lease, transfer or otherwise dispose of our hotels. HHMLP may not transfer or assign any of its rights and obligations under a management agreement without the prior written consent of our TRS. On the other hand, our TRSs may transfer or assign their rights and obligations under a management agreement without the consent of HHMLP. However, HHMLP will have the right to terminate the management agreement after receiving notice of such transfer or assignment.

     As of March 1, 2004, eight of our hotels are leased to HHMLP. Each percentage lease with HHMLP has an initial non-cancelable term of five years. HHMLP has elected not to renew any of the leases upon expiration. Pursuant to the terms of the percentage leases, HHMLP is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotel after the payment of certain operating expenses.

     The reason we do not operate our own hotels is that we are not permitted to do so by the REIT qualification rules. Furthermore, under the REIT qualification rules in effect prior to 2001, we were generally required to lease our hotels to a third party and as a result, we originally leased substantially all of our hotels to HHMLP. However, the REIT rules that prompted this structure were modified in 2001 and the new rules permit a REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, since the time of the rule modification we have leased six hotels, whose leases with a third party lessee expired, to a wholly-owned TRS which pays us qualifying rents. We intend to eventually lease all our hotels to a TRS. As of January 26, 2004 we leased six additional assets to our TRS and we will re-lease to our wholly-owned TRS the eight hotels currently leased to HHMLP. HHMLP has agreed to waive its rights to extend the lease terms of these eight hotels.

     The following table shows the expiration date of the leases for our 14 hotels leased to HHMLP as of December 31, 2003, six of which expired prior to the date of this report and were re-leased to a TRS:

     Comfort Inn, Harrisburg, PA                     January 26, 2004
     Holiday Inn, Harrisburg, PA                     January 26, 2004
     Holiday Inn Express, Hershey, PA                January 26, 2004
     Holiday Inn Express, New Columbia, PA           January 26, 2004
     Hampton Inn, Selinsgrove, PA                    January 26, 2004
     Hampton Inn, Carlisle, PA                       January 26, 2004
     Hampton Inn, Danville, PA                       September 1, 2004

     Holiday Inn Express and Suites, Harrisburg, PA  September 1, 2004
     Hampton Inn, Hershey, PA                        December 31, 2004
     Mainstay Suites, King of Prussia, PA            June 1, 2006
     Sleep Inn, King of Prussia, PA                  June 1, 2006
     Holiday Inn Express, Long Island City, NY       November 1, 2006
     Mainstay Suites, Frederick, MD                  December 31, 2006
     Doubletree, Jamaica, NY                         October 1, 2007

DISTRIBUTIONS

     We have made twenty consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders.

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

     The Class A common shares enjoyed a priority period that expired on January 26, 2004. During the priority period, holders of the Class A common shares were entitled to receive, prior to any distributions either to the holders of the operating partnership units or to the holders of the Class B common shares, cumulative dividends in an amount per priority common share equal to $0.18 per quarter. After holders of the Class A common shares received the $0.18 quarterly distribution, holders of the operating partnership units and the Class B common shares were entitled to receive an amount per operating partnership unit or Class B common share equal to the distribution paid to the holders of the common shares. Thereafter, holders of Class A common shares and the holders of the operating partnership units and the Class B common shares were entitled to receive future distributions on a pro rata basis. As of January 26, 2004, no Class B common shares were outstanding. Thus, the Class A common shares had priority distribution rights only with respect to the outstanding operating partnership units. All distinctions between these two classes disappeared as of January 20, 2004. All references herein to common shares refer to the Class A common shares.

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

OPERATING  PRACTICES

     HHMLP utilizes a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, internal auditing and other support functions for the on-site hotel management team. HHMLP provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

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

COMPETITION

     The mid-scale, limited service segment of the hotel business is highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. There are many competitors in our market segments, and many of them have substantially greater marketing and financial resources than our operators or us. New hotels are always being constructed, and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

     We also compete for hotel acquisitions with entities that have investment objectives similar to ours but have substantially greater financial resources or lower investment return requirements than we have. These entities generally may be able to accept higher levels of debt, or otherwise may tolerate more risk than we think is prudent for us. They may also have better relations with franchisors, sellers or lenders. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

EMPLOYEES

     As of December 31, 2003, we had six employees who were principally engaged in managing the affairs of the company unrelated to property management. HHMLP had approximately 1,100 employees at that date. Our and HHMLP's relations with our respective employees are satisfactory.

CAPITAL  IMPROVEMENTS,  RENOVATION  AND  REFURBISHMENT

     We have established capital reserves for each of our hotels to maintain the hotels in a condition that complies with their respective franchise licenses among other requirements. In addition, we may upgrade the hotels in order to capitalize on opportunities to increase revenue, and as deemed necessary by our management to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenue under the percentage leases or is otherwise in the best interests of our shareholders.

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

FRANCHISE  AGREEMENTS

     All of our hotels operate under franchise licenses from national hotel franchisors, including Intercontinental Hotel Group, Hilton Hotels Corporation and Choice Hotels International. Holiday Inn Express and Holiday Inn are registered trademarks of Intercontinental Hotel Group; Hilton Garden Inn, Hampton Inn and Doubletree Club are registered trademarks of Hilton Hotels Corporation, and Comfort Inn, Comfort Suites, Mainstay Suites and Sleep Inn are registered trademarks of Choice Hotels International.

44 New England, our TRS, holds the franchise license for certain properties that it leases while the respective JV TRS' hold certain franchise licenses. HHMLP holds some of the franchise licenses for the hotels that it leases from us. We do not anticipate maintaining the franchise licenses for hotel properties managed by third party management companies. It is anticipated that franchise licenses for hotel properties managed by other lessees will be maintained by our TRS.

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

     The following table sets forth certain information in connection with the franchise licenses:

                     HOTEL                         EFFECTIVE DATE     EXPIRATION DATE    FRANCHISE FEE(1)
-----------------------------------------------  ------------------  ------------------  ----------------

Comfort Inn, Harrisburg, PA                      May 15, 1998        May 15, 2018                   8.85%
Comfort Suites, Duluth, GA                       May 19, 2000        May 19, 2020                   8.00%
Doubletree Club, Jamaica, NY (2)                 April 25, 2001      April 24, 2023                 7.00%
Hampton Inn, Peachtree, GA                       April 20, 2000      April 19, 2021                 8.00%
Hampton Inn, Newnan, GA                          April 20, 2000      April 19, 2021                 8.00%
Hampton Inn, Selinsgrove, PA                     September 12, 1996  September 11, 2016             8.00%
Hampton Inn, Carlisle, PA                        June 16, 1997       June 15, 2017                  8.00%
Hampton Inn, Chelsea, NY (3)                     July 12, 2001       July 11, 2023                  8.00%
Hampton Inn, Danville, PA                        March 28, 1997      March 27, 2018                 8.00%
Hampton Inn, Linden, NJ                          October 1, 2003     September 30, 2023             8.00%
Hampton Inn & Suites, Hershey, PA                September 24, 1998  September 23, 2019             8.00%
Hilton Garden Inn, Edison, NJ                    October 1, 2003     April 12, 2022                 9.00%
Hilton Garden Inn, Glastonbury, CT (3)           November 16, 2003   February 23, 2023              9.00%
Holiday Inn Hotel and Conference Center,
  Harrisburg, PA                                 September 29, 1995  September 29, 2005             7.50%
Holiday Inn Express, Duluth, GA                  May 20, 2000        May 20, 2010                   8.00%
Holiday Inn Express, Hershey, PA                 September 30, 1997  September 30, 2007             8.00%
Holiday Inn Express, New Columbia, PA            December 3, 1997    December 3, 2007               8.00%
Holiday Inn Express, Long Island City, NY        December 28, 2000   December 28, 2010              8.00%
Holiday Inn Express and Suites, Harrisburg, PA   December 22, 1999   December 22, 2009              8.00%
Mainstay/Sleep Inn, King of Prussia, PA          November 30, 1997   November 30, 2017             10.00%
Mainstay Suites, Frederick, MD (2)               April 4, 2000       April 3, 2020                  5.50%

________________

(1)     Percentage  of  room  revenues  payable  to  the  franchisors.
(2)     Franchise  fees  are  structured  to  increase  on  a yearly basis during the first five years of operations.
(3)     Hotel  owned  through  a  joint  venture  with  third  party.

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

     Although we do not intend to request a ruling from the Internal Revenue Service (the "Service") as to our REIT status, we have obtained the opinion of our legal counsel that we qualify as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and properties.

     Under the REIT Modernization Act ("RMA"), which became effective January 1, 2001, we may now own up to 100% of one or more taxable REIT subsidiaries ("TRS"). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to us, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 20% of the value of our consolidated assets may consist of securities of one or more TRSs. In addition, no more than 25% of our consolidated revenue for any year, excluding all TRS revenues, but including any dividends received from TRSs, may consist of dividends from one or more TRSs.

     Under the RMA, a TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager who satisfies the following requirements:

     1. such manager is, or is related to a person who is, actively engaged in the trade or business of operating "qualified lodging facilities" for any person unrelated to us and the TRS;

     2. such manager does not own, directly or indirectly, more than 35% of our common shares;

     3. no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of our common shares; and

     4.   we  do  not directly or indirectly derive any income from such manager

     The RMA limits the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation. The RMA also imposes a 100% excise tax on transactions between a TRS and us or our tenants that are not on an arm's length basis.

     Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 2003, 2002 and 2001 distributions, 83.5%, 89.8% and 89.0%, respectively, is considered ordinary income while 16.5%, 10.2% and 11.0%, respectively, is considered a non-taxable return of capital.

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

     The following table sets forth certain information with respect to the hotels we owned as of December 31, 2003.

                                                         Twelve Months Ended December 31, 2003
                                           -----------------------------------------------------------------------------
                                                                                                    Average
                                            Year   Number of     Room         Other                  Daily
                                           Opened    Rooms      Revenue    Revenue(1)   Occupancy     Rate    REVPAR(2)
                                           ------  ---------  -----------  -----------  ----------  --------  ----------

HOTELS
------
COMFORT INN:
  Harrisburg, PA. . . . . . . . . . . . .    1998         81  $ 1,538,805  $    24,775       66.6%  $  80.14  $    53.34

COMFORT SUITES:
  Duluth, GA. . . . . . . . . . . . . . .    1996         85  $ 1,125,666  $    38,593       60.2%  $  60.27  $    36.28

DOUBLETREE CLUB:
  Jamaica, NY . . . . . . . . . . . . . .    2002        110  $ 2,891,053  $   499,146       72.4%  $  99.40  $    72.01

Hampton Inn:
  Peachtree City, GA. . . . . . . . . . .    1994         61  $ 1,071,804  $    23,346       68.4%  $  70.37  $    48.14
  Newnan, GA  . . . . . . . . . . . . . .    1996         91  $ 1,392,403  $    30,073       63.7%  $  65.80  $    41.92
  Selinsgrove, PA (3) . . . . . . . . . .    1996         75  $ 1,830,868  $    26,451       72.5%  $  93.55  $    67.78
  Carlisle, PA. . . . . . . . . . . . . .    1997         95  $ 2,163,173  $    23,803       72.9%  $  83.80  $    61.10
  Danville, PA. . . . . . . . . . . . . .    1998         72  $ 1,448,379  $    27,144       67.6%  $  81.55  $    55.11
  Hershey, PA . . . . . . . . . . . . . .    1999        110  $ 2,911,057  $    61,259       56.7%  $ 127.92  $    72.50
  Linden, NJ (4). . . . . . . . . . . . .    2003        149  $   688,645  $    22,624       49.0%  $ 102.60  $    50.24

Hilton Garden Inn:
  Edison, NJ (4). . . . . . . . . . . . .    2003        132  $   701,033  $   240,951       55.1%  $ 104.68  $    57.73

HOLIDAY INN HOTEL AND CONFERENCE CENTER:
  Harrisburg, PA. . . . . . . . . . . . .    1970        196  $ 3,285,380  $ 2,298,141       65.6%  $  69.66  $    45.69
HOLIDAY INN EXPRESS:
  Duluth, GA. . . . . . . . . . . . . . .    1996         68  $ 1,006,661  $    30,842       60.5%  $  67.07  $    40.56
  Hershey, PA . . . . . . . . . . . . . .    1997         85  $ 2,017,802  $    27,246       71.5%  $ 100.76  $    71.07
  New Columbia, PA. . . . . . . . . . . .    1997         81  $ 1,379,094  $    21,207       58.4%  $  80.81  $    47.23
  Long Island City, NY. . . . . . . . . .    2001         79  $ 2,057,964  $    34,430       72.4%  $  98.57  $    71.37

HOLIDAY INN EXPRESS AND SUITES:
  Harrisburg, PA. . . . . . . . . . . . .    1997         77  $ 1,524,057  $    17,347       68.2%  $  80.52  $    54.94

MAINSTAY SUITES:
  Frederick, MD . . . . . . . . . . . . .    2000         72  $ 1,082,917  $    24,661       62.0%  $  65.82  $    40.80
  King of Prussia, PA . . . . . . . . . .    2000         69  $ 1,344,298  $    73,429       65.4%  $  80.98  $    53.00

SLEEP INN:
  King of Prussia, PA . . . . . . . . . .    2000         87  $ 1,117,750  $    15,465       55.5%  $  68.68  $    38.13


Total . . . . . . . . . . . . . . . . . .              1,875  $32,578,759  $ 3,850,509
                                                              -----------  -----------

Total Revenues. . . . . . . . . . . . . .                     $36,429,268
                                                              ===========

Weighted average. . . . . . . . . . . . .                                                    63.4%  $  85.58  $    54.07

_________________________
(1)     Represents  restaurant  revenue,  telephone  revenue  and  other  revenue.
(2)     REVPAR  is  determined  by  dividing  room  revenue  by  available  rooms  for  the  applicable  period.
(3)     A  portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate  for  $1  per  year  for  99  years.
(4)     We  assumed  operations  of  this  hotel  in  October  2003.

     The following table sets forth certain information with respect to the hotels we owned through joint ventures with third parties as of December 31, 2003.

                                           Twelve Months Ended December 31, 2003
                       ----------------------------------------------------------------------------
                                                                               Average
                        Year   Number of     Room        Other                  Daily
                       Opened    Rooms     Revenue    Revenue(1)   Occupancy     Rate    REVPAR(2)
                       ------  ---------  ----------  -----------  ----------  --------  ----------
HOTELS
------
Hampton Inn:
   Chelsea, NY (3). .    2003        144  $2,015,202  $    11,830       76.6%  $ 143.91  $   110.19

Hilton Garden Inn:
  Glastonbury, CT (4)    2003        150  $  203,785  $    57,122       24.9%  $ 111.42  $    27.73


Total . . . . . . .                  294  $2,218,987  $    68,952
                                          ----------  -----------

Total Revenues. . .                       $2,287,939
                                          ==========

Weighted average. .                                                     50.2%  $ 127.33  $    68.12

_________________________
(1)     Represents  restaurant  revenue,  telephone  revenue  and  other  revenue.
(2)     REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3)     Hotel opened in August 2003.  We own 33.3% of the joint venture.  CNL Hospitality Partners,
        L.P.  owns  66.7%  of  joint  venture.
(4)     Hotel  opened  in  November 2003.  We own 40% of the joint venture.  Joseph Pacitti and PRA
        Glastonbury  Management  own  59%  and  1%  of  the  joint  venture,  respectively.

     A  summary  of each hotel owned by us or one of our joint ventures follows:

     COMFORT INN

          HARRISBURG, PENNSYLVANIA

     Description. The Comfort Inn, Harrisburg, Pennsylvania is located eight miles north of Hershey, Pennsylvania at 7744 Linglestown Road off exit 27 of Interstate 81. The hotel opened in May 1998. It is an 81-room limited service hotel. Amenities include an indoor pool, hot tub, fitness center, meeting facilities, complimentary continental breakfast and 24-hour coffee. All rooms have one king bed or two queen beds and some Jacuzzi suites are available.

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

     COMFORT SUITES

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

     DOUBLETREE

          JFK INTERNATIONAL AIRPORT, JAMAICA, NEW YORK

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

     HAMPTON INNS

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

     Guest Profile and Local Competition. Approximately 80% of the hotel's business is related to commercial activity from local businesses. The remainder of the hotel's business consists of leisure travelers, transient guests and demand generated by the hotel's proximity to area universities and Knoebels

Amusement Park. We consider our primary competition to be the Best Western near Selinsgrove, Pennsylvania.

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

          NEW YORK, NEW YORK (CHELSEA)

     Description. The Hampton Inn is a new modern 20 story high rise hotel located in the trendy up-and-coming district of Chelsea in New York City, bordering the West Village and Midtown Manhattan, and is equipped with many modern conveniences. The hotel offers free High-Speed Internet Access, complimentary breakfast and a 100% Satisfaction Guarantee. The grand opening of the hotel was on August 27, 2003.

     Guest Profile and Local Competition. We expect that the many businesses located in the district of Chelsea between mid-town and lower Manhattan's financial district will generate guest for this hotel. The surrounding area also includes the Fashion Institute of Technology, the Toy & Gift buildings and the nearby garment district. The hotel is also conveniently located near the Jacob Javits Convention Center and the headquarters for Credit Suisse First Boston. The leisure market is also an important segment fed by the nearby theater district and other attractions in Manhattan. Nearby competing hotels include a Comfort Inn, a Clarion, a Courtyard Marriott, the Giraffe and the Chelsea Savoy hotel.

          LINDEN, NEW JERSEY

     Description. The Hampton Inn, Linden, New Jersey is located five miles from Newark Liberty International Airport, adjacent to Linden Airport and 25 minutes from New York City. The hotel offers 148 rooms equipped with high speed Internet access and refrigerators. The property also has an Executive Boardroom and meeting room facilities.

     Guest Profile and Local Competition. This Hampton Inn benefits from its close proximity to Newark International Airport but also has a strong corporate base from companies with a local presence, such as Merck and other pharmaceutical companies as well as General Motors. The competition is primarily comprised of branded airport hotels such as Comfort Suites, Courtyard Marriott, Wyndham, Best Western and Sheraton.

     HAMPTON INN AND SUITES

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

     HILTON GARDEN INN

          EDISON, NEW JERSEY

     Description. The Hilton Garden Inn Edison/Raritan in Edison, New Jersey is located in the Raritan Center Commercial Park and one half mile from the New Jersey Convention and Exhibition Center. The hotel is 20 minutes from downtown Newark, 25 minutes from Newark International Airport and only 30 minutes from Manhattan. The hotel has 132 rooms, 5,000 square feet of meeting space and a restaurant that serves breakfast, lunch and dinner. The hotel also has a 24 hour business center that includes complimentary high-speed Internet, fax and copy machine.

     Guest Profile and Local Competition. The typical Hilton Garden Inn, Edison, guest is a corporate traveler visiting a number of business parks in the local area. The Raritan Center is comprised of 108 buildings with over 350 companies in operation. The New Jersey Convention Center is located within the Raritan Center Commercial Park with 131,700 square feet of space. The Metropark Office Park is also located within five miles of the hotel. Two of the largest shopping centers in the area, Menlo Park Mall and Woodbridge Center are located within a few miles of the property. The competition is comprised of Hilton, Sheraton, Clarion, Holiday Inn Express, Marriott Courtyard and Ramada hotels located nearby.

          GLASTONBURY, CONNECTICUT

     Description. The Hilton Garden Inn, Glastonbury is located seven miles southeast of Hartford, accessible via Connecticut SR-2 exit 6. The hotel opened in 2003 and features 150 rooms, each equipped with a spacious work desk, two phones, voice mail, data ports, as well as complimentary high-speed Internet access. A hospitality center in each guestroom includes a microwave, refrigerator and coffee maker. The hotel has a complimentary 24 hour business center, restaurant, indoor pool, whirlpool, fitness center and 3200 square feet of meeting space.

     Guest Profile and Local Competition. The hotel is close to numerous office buildings and industrial parks. Major nearby corporations include Pratt & Whitney, Lowes, Amica Insurance and Ikon Office Solutions. The Hilton Garden Inn, Glastonbury is within walking distance or a short drive from over 35 Hartford South/Glastonbury restaurants and numerous and varied shopping is everywhere in the area, including the Shops at Somerset Square, across the street. Competitors in the area include Sheraton, Crowne Plaza, Wellesley Inn and Residence Inn.

     HOLIDAY INN HOTEL AND CONFERENCE CENTER

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

     HOLIDAY INN EXPRESS

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

     HOLIDAY INN EXPRESS AND SUITES

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

          MAINSTAY SUITES

     FREDERICK, MARYLAND

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

     SLEEP INN

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

     The following table sets forth certain information with respect to each of our hotels:

                                                           Year Ended December 31,
                                               ------------------------------------------------
                                                 2003      2002      2001      2000      1999
                                               --------  --------  --------  --------  --------
COMFORT INN - HARRISBURG, PA
   Occupancy                                      66.6%     64.4%     58.9%     63.9%     60.3%
   ADR                                         $ 80.14   $ 78.20   $ 75.48   $ 73.91   $ 68.38
   REVPAR                                      $ 53.34   $ 50.33   $ 44.47   $ 47.20   $ 41.23

COMFORT SUITES, DULUTH, GA
   Occupancy                                      60.2%     57.8%     70.4%     73.4%     71.8%
   ADR                                         $ 60.27   $ 61.37      66.3%  $ 68.38   $ 67.70
   REVPAR                                      $ 36.28   $ 35.45   $ 46.70   $ 50.20   $ 48.59

DOUBLETREE CLUB, JFK AIRPORT, JAMAICA, NY (1)
   Occupancy                                      72.4%     59.5%
   ADR                                         $ 99.40   $105.66
REVPAR                                         $ 72.01   $ 62.91

HAMPTON INN, PEACHTREE CITY, GA
   Occupancy                                      68.4%     73.3%     68.1%     71.5%     74.5%
   ADR                                         $ 70.37   $ 65.28   $ 67.64   $ 67.81   $ 68.21
   REVPAR                                      $ 48.14   $ 47.85   $ 46.04   $ 48.46   $ 50.79

HAMPTON INN, NEWNAN, GA
   Occupancy                                      63.7%     68.4%     74.1%     71.4%     81.7%
   ADR                                         $ 65.80   $ 63.62   $ 64.68   $ 65.17   $ 64.23
   REVPAR                                      $ 41.92   $ 43.54   $ 47.91   $ 46.50   $ 52.46

HAMPTON INN - SELINSGROVE, PA
   Occupancy                                      72.5%     77.6%     80.6%     82.3%     80.7%
   ADR                                         $ 93.55   $ 87.40   $ 81.50   $ 75.54   $ 69.80


   REVPAR                                      $ 67.78   $ 67.85   $ 65.66   $ 62.16   $ 56.31

HAMPTON INN - CARLISLE, PA
   Occupancy                                      72.9%     65.4%     69.2%     71.4%     68.8%
   ADR                                         $ 83.80   $ 82.08   $ 76.71   $ 72.96   $ 70.10
   REVPAR                                      $ 61.10   $ 53.71   $ 53.09   $ 52.08   $ 48.26

HAMPTON INN, DANVILLE, PA
   Occupancy                                      67.6%     71.5%     73.8%     77.4%     68.5%
   ADR                                         $ 81.55   $ 81.66   $ 79.41   $ 71.54   $ 63.62
   REVPAR                                      $ 55.11   $ 58.36   $ 58.57   $ 55.34   $ 43.60

HAMPTON INN, CHELSEA, NY (2)
   Occupancy                                      76.6%
   ADR                                         $143.91
   REVPAR                                      $110.19

HAMPTON INN, LINDEN, NJ (3)
   Occupancy                                      49.0%
   ADR                                         $102.60
   REVPAR                                      $ 50.24

HAMPTON INN & SUITES, HERSHEY, PA (4)
   Occupancy                                      56.7%     57.3%     50.4%     46.7%     30.2%
   ADR                                         $127.92   $118.23   $106.15   $111.45   $ 80.07
   REVPAR                                      $ 72.50   $ 67.79   $ 53.45   $ 52.02   $ 24.20

HILTON GARDEN INN, EDISON, NJ (5)
   Occupancy                                      55.1%
   ADR                                         $104.68
   REVPAR                                      $ 57.73

HILTON GARDEN INN, GLASTONBURY, CT (6)
   Occupancy                                      24.9%
   ADR                                         $111.42
   REVPAR                                      $ 27.73


Year Ended December 31,
                                                           Year Ended December 31,
                                               ------------------------------------------------
                                                 2003      2002      2001      2000      1999
                                               --------  --------  --------  --------  --------

HOLIDAY INN HOTEL AND CONFERENCE CENTER
- HARRISBURG, PA
   Occupancy                                      65.6%     56.7%     56.1%     61.1%     62.3%
   ADR                                         $ 69.66   $ 72.45   $ 68.81   $ 69.92   $ 69.76
   REVPAR                                      $ 45.69   $ 41.08   $ 38.62   $ 42.75   $ 43.48

HOLIDAY INN EXPRESS, DULUTH, GA
   Occupancy                                      60.5%     62.3%     69.7%     75.2%     75.2%
   ADR                                         $ 67.07   $ 69.89   $ 71.13   $ 68.24   $ 65.07
   REVPAR                                      $ 40.56   $ 43.52   $ 49.55   $ 51.31   $ 48.91

HOLIDAY INN EXPRESS - HERSHEY, PA
   Occupancy                                      70.5%     62.1%     59.3%     57.0%     59.2%
   ADR                                         $100.76   $111.57   $107.98   $108.44   $101.91
   REVPAR                                      $ 71.07   $ 69.26   $ 64.08   $ 61.84   $ 60.36


HOLIDAY INN EXPRESS - NEW COLUMBIA, PA
   Occupancy                                      58.4%     63.0%     60.6%     60.0%     55.2%
   ADR                                         $ 80.81   $ 76.82   $ 70.69   $ 66.81   $ 61.34
   REVPAR                                      $ 47.23   $ 48.36   $ 42.81   $ 40.12   $ 33.83

HOLIDAY INN EXPRESS, LONG ISLAND CITY, NY (7)
   Occupancy                                      72.4%     74.5%     57.5%
   ADR                                         $ 98.57   $ 94.28   $114.63
   REVPAR                                      $ 71.37   $ 70.19   $ 65.86


HOLIDAY INN EXPRESS & SUITES, HARRISBURG, PA
   Occupancy                                      68.2%     65.9%     66.4%     63.4%     54.4%
   ADR                                         $ 80.52   $ 82.91   $ 76.64   $ 76.26   $ 61.83
   REVPAR                                      $ 54.94   $ 54.65   $ 50.87   $ 48.32   $ 33.66

MAINSTAY SUITES, FREDERICK, MD (8)
   Occupancy                                      62.0%     74.8%     84.6%     81.1%
   ADR                                         $ 65.82   $ 60.93   $ 59.29   $ 59.39
   REVPAR                                      $ 40.80   $ 45.58   $ 50.17   $ 48.16

MAINSTAY SUITES, KING OF PRUSSIA, PA (9)
   Occupancy                                      65.4%     60.2%     51.5%     35.7%
   ADR                                         $ 80.98   $ 83.74   $ 80.11   $ 85.79
   REVPAR                                      $ 53.00   $ 50.38   $ 41.26   $ 30.60

SLEEP INN, KING OF PRUSSIA, PA (9)
   Occupancy                                      55.5%     56.7%     57.4%     35.7%
   ADR                                         $ 68.68   $ 68.27   $ 73.47   $ 74.48
   REVPAR                                      $ 38.13   $ 38.74   $ 42.15   $ 26.62

______________
(1)       This hotel opened in January 2002.
(2) This hotel opened in August 2003 and, thus, the data shown for 2003 represents approximately five months of operations. The hotel is owned by a joint venture with CNL Hospitality Partners, L.P.
(3) We assumed operations of this hotel in October 2003 and, thus, the data shown for 2003 represents approximately three months of operations.
(4) This hotel opened in September 1999 and, thus, the data shown for 1999 represents approximately four months of operations.
(5) This hotel opened in October 2003 and, thus, the data shown for 2003 represents approximately three months of operations.
(6) This hotel opened in November 2003 and, thus, the data shown for 2003 represents approximately two months of operations. The hotel is owned by a joint venture with Joseph Pacitti and PRA Glastonbury Management.
(7) This hotel opened in May 2001 and, thus, the data shown for 2001 represents approximately eight months of operations.
(8) This hotel opened in April 2000 and, thus, the data shown for 2000 represents approximately nine months of operations.
(9) This hotel opened in September 2000 thus the data shown for 2000 represents four months of operations.

THE  PERCENTAGE  LEASES

     Eight of our hotels are currently operated by HHMLP pursuant to percentage leases. Each percentage lease with HHMLP has an initial non-cancelable term of five years. HHMLP has agreed not to exercise its option to extend the current lease term with respect to any of the 8 hotels it currently leases. The percentage leases are subject to early termination upon the occurrence of defaults thereunder and certain other events described therein.

     The percentage leases are designed to allow us to participate in growth in revenues at our hotels. The percentage lease formulas are based on certain projections including projected revenues for the newly-developed and newly-renovated hotels. We cannot assure you that future revenues for the hotels will be consistent with prior performance or the estimates. With respect to hotels subject to purchase price adjustment, until the purchase price adjustment dates the rent is a fixed annual rent payable quarterly. After the adjustment dates, rent will be computed based on a percentage of revenues of those hotels. These percentage leases generally provide for the lessees to pay in each month or calendar quarter the greater of a base rent or percentage rent. The percentage rent for each hotel leased to HHMLP is comprised of:

     -    a percentage of room revenues up to a certain threshold amount,

     - a percentage of room revenues in excess of the first threshold but less than a second incentive threshold,

     - a percentage of room revenues in excess of the second incentive threshold and

     -    a percentage of revenues other than room revenues.

     The incentive thresholds are designed to provide incentive to HHMLP to generate higher revenues at each hotel by reducing the percentage of revenue paid as rent above certain thresholds. In the case of any newly-renovated hotels or newly-developed hotels, our lessees pay a fixed rent until an adjustment date, after which our lessees pay the greater of a base rent or percentage rent.

     Under the percentage leases, we make available to our lessees for the replacement and refurbishment of furniture, fixtures and equipment and other capital improvements, determined in accordance with GAAP, when and as deemed necessary by the lessees, an amount equal to 4% and 6% (for limited service and full service hotels respectively) of gross revenues per quarter on a cumulative basis. Our obligation will be carried forward to the extent that the lessees have not expended such amount, and any unexpended amounts will remain our property upon termination of the percentage leases. Other than as described above, our lessees are responsible for all repair and maintenance of the hotels and any capital improvements thereto.

TAXABLE  REIT  SUBSIDIARIES

     In January 2003, the partnership formed a wholly owned taxable REIT subsidiary (TRS), 44 New England Management Company ("44 New England"), to lease certain of the company's hotels. As of January 26, 2004, 44 New England leased 10 of our hotels. As our eight current leases with HHMLP expire, new leases will be formed with 44 New England. HHMLP has agreed to waive its rights to extend the lease terms of these hotels. Additionally, any new acquisitions will be integrated into the TRS operating structure. The company entered into joint venture agreements with CNL Hospitality Partners, LP (CNL) and PRA Glastonbury, LLC in 2003 and established a TRS for each, Hersha CNL TRS Inc. and Hersha PRA TRS, Inc., respectively. Each joint venture TRS leases one property. We believe that transitioning to TRS structures positions us to participate more directly in the operating efficiencies and revenue gains at our hotels.

     During the years ended December 31, 2003, 2002 and 2001, certain properties owned by us were under fixed lease agreements with HHMLP. The payments received from some of these fixed leases exceeded the payment that we estimate would have been received had the properties been leased to our TRS. Several of the properties still leased to HHMLP under fixed leases will undergo a repricing per our pre-existing repricing formula described under the heading "Certain Relationships and Related Transactions--Hotel Acquisition Repricing." In the event that the properties do not achieve forecasted results, the properties will be revalued such that a lower value will be paid for these assets to compensate for the potential decline in income.

MANAGEMENT  AGREEMENTS

     Our TRSs have engaged HHMLP as the property manager for our hotels pursuant to substantially similar management agreements. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an "eligible independent contractor" during the term of the management agreements.

     Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

     For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of the gross revenues associated with that hotel for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by our TRS and HHMLP prior to the commencement of each fiscal year and is generally based upon the financial performance of the hotel.

     HHMLP must from time to time make expenditures for repairs and maintenance as are necessary to keep a hotel in good operating condition. Our TRS or we may elect to, from time to time at its or our expense, make alterations, additions, or improvements (including structural changes or repairs) in or to our hotels.

     Under the management agreements, our TRSs retain the right to sell, lease, transfer or otherwise dispose of our hotels. HHMLP may not transfer or assign any of its rights and obligations under a management agreement without the prior written consent of our TRS. On the other hand, our TRSs may transfer or assign their rights and obligations under a management agreement without the consent of HHMLP. However, HHMLP will have the right to terminate the management agreement after receiving notice of such transfer or assignment.

ITEM  3.     LEGAL  PROCEEDINGS

     We are not presently subject to any material pending legal proceedings. We are typically subject to routine actions and administrative proceedings, which we expect to be covered by liability insurance and which, in the aggregate, we do not expect to have a material adverse effect on our business or financial condition.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of 2002, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET  INFORMATION

     Our common shares began trading on the American Stock Exchange on January 20, 1999 under the symbol "HT." As of March 26, 2004, the last reported closing price per common share on the American Stock Exchange was $10.74. The following table sets forth the high and low sales price per common share reported on the American Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

                                                              CASH
                                                             DIVIDEND
                                             PRICE    RANGE    PER
YEAR ENDED DECEMBER 31, 2004                 HIGH      LOW    SHARE
                                           ---------  ------  ------
    First quarter (through March 26, 2004  $   11.75  $ 9.90  $ 0.18*
                                                               PER
YEAR ENDED DECEMBER 31, 2003                 HIGH      LOW    SHARE
                                           ---------  ------  ------
    Fourth quarter                         $   10.10  $ 8.41  $ 0.18
    Third quarter                          $    9.10  $ 7.93  $ 0.18
    Second quarter                         $    8.25  $ 6.54  $ 0.18
    First quarter                          $    7.30  $ 6.31  $ 0.18
                                                               PER
YEAR ENDED DECEMBER 31, 2002                 HIGH      LOW    SHARE
                                           ---------  ------  ------
    Fourth quarter                         $    6.99  $ 5.40  $ 0.18
    Third quarter                          $    6.55  $ 5.75  $ 0.18
    Second quarter                         $    6.70  $ 6.00  $ 0.18
    First quarter                          $    6.70  $ 5.51  $ 0.18

*    Payable  on  April  16,  2004  to  shareholders of record on March 31, 2004

SHAREHOLDER  INFORMATION

     At March 26, 2004 we had approximately 150 holders of record and 2,000 beneficial owners of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares subject to certain limitations) were held by 15 entities and/or persons.

     Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares. We granted limited waivers of these ownership limitations as follows:

     - a limited waiver to CNL allows CNL to own 100% of the outstanding Series A Preferred Shares and up to 60% of the outstanding common shares on a fully diluted basis, subject to CNL's compliance with certain representations and warranties (see "CNL Strategic Alliance");

     - a limited waiver to RREEF America L.L.C., Deutche Asset Management, Inc., and their related mutual funds and accounts, specifically including Scudder RREEF Real Estate Fund Inc., Scudder RREEF Real Estate Fund II Inc. and Scudder RREEF Securities Trust (collectively, the "Scudder RREEF Group") to own 15% of the outstanding common shares, subject to their compliance with certain representations and warranties, including that no single person will own more than 9.9% of the outstanding common shares; and

     - a limited waiver to K.G. Redding & Associates, and its managed accounts to own 15% of the outstanding common shares, subject to their compliance with certain representations and warranties including that no single person will own more than 9.9% of the outstanding common shares.

DISTRIBUTION  INFORMATION

     Our Board of Trustees declared a cash distribution for the holders of the common shares and the operating partnership units for the period from January 1, 2004 to March 31, 2004 in the amount of $0.18 per share and unit, payable on April 16, 2004, to holders of record on March 31, 2004. While it is the current policy of our Board to maintain our dividend at least this level, future distributions, if any, will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant. Our ability to make distributions will depend on our receipt of distributions from our operating partnership and lease payments from our lessees with respect to the hotels. We rely on our lessees to generate sufficient cash flow from the operation of the hotels to meet their rent obligations under the percentage leases.

COMMON  SHARES  ISSUABLE  PURSUANT  TO  OPTIONS

     The following table summarizes information with respect to equity compensation as of December 31, 2003:

                                   NUMBER OF SECURITIES
                                       TO BE ISSUED        WEIGHTED AVERAGE
                                     UPON EXERCISE OF      EXERCISE PRICE OF    NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   REMAINING AVAILABLE
                                   WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   FOR FUTURE ISSUANCE
                                   --------------------  ---------------------  --------------------
Equity compensation plans
     approved by security holders                75,714  $                6.00               166,000
Equity compensation plans
     not approved by security                         -                      -                     -
     holders                       --------------------  ---------------------  --------------------
Total                                            75,714  $                6.00               166,000
                                   ====================  =====================  ====================

     After December 31, 2004, all outstanding options either expired unexercised or were exercised. As of January 26, 2004, no options or warrants to acquire our securities were outstanding.

RECENT  ISSUANCES  OF  UNREGISTERED  SECURITIES

     In April of 2003, we entered into a strategic alliance with CNL Hospitality Partners, L.P., a subsidiary of CNL Hospitality Properties, Inc. Our agreement with CNL provides that it will invest up to $25 million in our operating partnership and up to $40 million in a newly formed hotel acquisition joint venture. On April 21 and May 21, 2003, CNL purchased a total of 150,000 units of a newly created series of convertible preferred limited partnership units of our operating partnership (the "Series A Convertible Preferred Units") in exchange for CNL's payment of $15,000,000 in cash, net of certain transaction costs. CNL purchased an additional 40,266 Series A Convertible Preferred Units on August 29, 2003, for approximately $4 million. CNL may be obligated to purchase up to an additional 59,734 Series A Convertible Preferred Units, also at a per unit price of $100.00. A more complete description of our sales of Series A Convertible Preferred Units to CNL is included in a Periodic Report on Form 8-K filed by us on April 23, 2003 and in our Quarterly Reports on Form 10-Q for the quarters ending June 30, 2003 and September 30, 2003.

     Effective January 1, 2002, the operating partnership issued 333,541 units of limited partnership interest to some of our executive officers, trustees and their affiliates in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. These units were issued in connection with the repricing of the Hampton Inn and Suites, Hershey, Holiday Inn Express and Suites, Harrisburg and Hampton Inn, Danville hotels. There were no proceeds to us from this issuance.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                               HERSHA HOSPITALITY TRUST
                                                SELECTED FINANCIAL DATA
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


OPERATING DATA                                              2003         2002         2001         2000       1999 (1)
                                                        ------------  -----------  -----------  -----------  -----------
REVENUE:
  Percentage Lease Revenues - HHMLP (2)                 $    12,910   $   11,433   $    9,558   $    9,723   $    7,264
  Percentage Lease Revenues - Other (3)                         960        2,801        2,801        1,850            -
  Hotel Operating Revenues                                    4,731            -            -            -            -
  Interest                                                       86            7           32           50           78
  Interest Related Party                                        715          207          154            1           28
  Other Revenue                                                   8            -            -            -            -
  Income (Loss) from Equity Method Investees                    (24)           -            -            -            -
                                                        ------------  -----------  -----------  -----------  -----------
  Total Revenue                                              19,386       14,448       12,545       11,624        7,370
                                                        ------------  -----------  -----------  -----------  -----------

EXPENSES:
  Interest expense                                            4,894        4,766        4,697        4,142        1,428
  Interest expense - related party                               60           60           72            -            -
  Hotel Operating Expenses                                    3,323            -            -            -            -
  Land Lease - Related Party                                      -            -           13           15           20
  Land Lease                                                     50            -            -            -            -
  Real Estate and Personal Property
      Taxes and Property Insurance                            1,354        1,021          812          632          450
  General and Administrative                                    691          567          534          578          363
  Prepayment Penalties                                          116            -            -          107            -
  Gain on Sale of Assets                                          -            -         (598)           -            -
  Compensation Expense related to Option Redemption           1,307            -            -            -            -
  Depreciation and Amortization                               4,790        3,994        3,897        3,507        2,064
                                                        ------------  -----------  -----------  -----------  -----------
  Total Expenses                                             16,585       10,408        9,427        8,981        4,325
                                                        ------------  -----------  -----------  -----------  -----------

  Income Before Distributions to Preferred
    Unitholders, Minority Interest and
    Discontinued Operations                                   2,801        4,040        3,118        2,643        3,045
  Distributions to Preferred Unitholders                      1,195            -            -            -            -
  Income Allocated to Minority Interest                         821        3,238        2,342        1,908        1,707
                                                        ------------  -----------  -----------  -----------  -----------
  Income Applicable to Common Shareholders before
  Discontinued Operations                                       785          802          776          735        1,338
  Discontinued Operations:
    Gain on Sale of Discontinued Operations                       -          449            -            -            -
    Income from Discontinued Operations                           -           41           58          112            -
                                                        ------------  -----------  -----------  -----------  -----------

  Net income                                            $       785   $    1,292   $      834   $      847   $    1,338
                                                        ============  ===========  ===========  ===========  ===========

  Basic Earnings Per Common Share (4)                   $      0.17   $     0.51   $     0.37   $     0.37   $     0.59
  Diluted Earning Per Common Share                      $      0.17   $        -   $        -   $     0.37   $     0.48
  Dividends declared per Common Share                   $      0.72   $     0.72   $     0.72   $     0.72   $     0.67

BALANCE SHEET DATA
  Net investment in hotel properties                    $   121,076   $   93,814   $   88,100   $   87,671   $   51,908
  Minority interest in Partnership                      $    38,971   $   20,258   $   20,436   $   17,679   $   18,980
  Shareholder's equity                                  $    71,460   $   11,378   $   10,210   $   11,014   $   11,805
  Total assets                                          $   196,568   $  101,516   $   96,017   $   94,531   $   56,382
  Total debt                                            $    71,837   $   65,341   $   61,535   $   61,450   $   24,754

OTHER DATA
  Adjusted Funds from Operations (5)                    $     9,151   $    8,293   $    7,054   $    6,754   $    5,109
  Net cash provided by operating activities             $     5,193   $    6,885   $    6,828   $    5,032   $    3,075
  Net cash provided by (used in) investing activities   $   (58,370)  $     (345)  $    5,513   $  (14,895)  $   (9,149)
  Net cash provided by (used in) financing activities   $    93,744   $   (7,859)  $  (12,174)  $    9,739   $    6,198
  Weighted average shares outstanding
    Basic                                                 4,614,316    2,519,820    2,275,000    2,275,000    2,275,000
    Diluted                                              11,137,894    7,619,542    7,296,596    6,715,996    6,326,690


_________________________
     (1)  We  commenced  operations  on  January  26,  1999.
     (2) Represents initial fixed rent plus aggregate percentage rent paid by HHMLP to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.
     (3) Represents initial fixed rent paid by the lessee to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.
     (4) Represents basic earnings per share computed in accordance with FAS No. 128.
     (5) See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations" for an explanation of FFO, why we believe Adjusted FFO is a meaningful measure of our operating performance and a reconciliation of Adjusted FFO to net income calculated in accordance with GAAP.

                           HERSHA HOSPITALITY MANAGEMENT, L.P.
                                 SELECTED FINANCIAL DATA
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                           2003      2002      2001      2000      1999
                                         --------  --------  --------  --------  --------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                           $26,593   $24,711   $25,560   $26,903   $21,871
  Restaurant Revenue                       2,584     2,445     1,880     1,875     2,074
  Other revenue                            3,109     2,782     1,843     1,340     1,354
                                         --------  --------  --------  --------  --------
TOTAL REVENUES FROM HOTEL OPERATIONS      32,286    29,938    29,283    30,118    25,299
                                         --------  --------  --------  --------  --------

EXPENSES:
  Hotel Operating Expenses                10,863    10,061    10,373    10,739     9,788
  Restaurant Operating Expenses            2,273     1,971     1,593     1,743     1,822
  Advertising and Marketing                2,112     2,061     2,086     1,754     1,228
  Bad Debts                                    8        13       124        17       247
  Depreciation and Amortization              238       250       229       192       102
  General and Administrative               5,218     4,746     4,708     4,911     3,873
  General and Admin. - Related Parties         -        21       126       141        45
  Lease Expense - HHLP                    12,910    11,432    10,396     9,933     7,264
  Lease Expense - Other Related Parties        -         -       703       798     1,316
                                         --------  --------  --------  --------  --------
TOTAL EXPENSES                            33,622    30,555    30,338    30,228    25,685
                                         --------  --------  --------  --------  --------

Loss before Discontinued                  (1,336)     (617)   (1,055)     (110)     (386)
  Operations

Loss from Discontinued                         -       (54)      (49)      (37)        -
                                         --------  --------  --------  --------  --------
  Operations

NET LOSS                                 $(1,336)  $  (671)  $(1,104)  $  (147)  $  (386)
                                         ========  ========  ========  ========  ========

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

GENERAL

     As of December 31, 2003, we owned 22 hotels in the eastern United States. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. As of January 26, 2004, eight of our hotels were leased to an eligible independent contractor, HHMLP, as required by the REIT qualification rules in effect prior to 2001. Those rules were recently modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an "eligible independent contractor" to manage the hotels. Accordingly, we have leased ten of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has in turn entered into management contracts with HHMLP with respect to those hotels. We intend to eventually lease all our hotels to a TRS, whether upon the acquisition of new hotels or upon expiration of the leases for the eight hotels currently leased to HHMLP. We also own two hotels through our joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The joint ventures' hotels are managed by HHMLP.

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

     Our current revenue is derived from lease payments from HHMLP, lease payments from our TRS and distributions to us from our TRS and from our joint ventures. Because the lease payments from HHMLP comprise a significant portion of our revenue, the following discussion also addresses the performance of HHMLP for the periods presented.

     Comparison  of year ended December 31, 2003 to year ended December 31, 2002

HERSHA  HOSPITALITY  TRUST

REVENUE

     Our total revenues for the twelve-month period ended December 31, 2003 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our revenue was approximately $19,386,000, an increase of 34.2% compared to revenue of $14,448,000 for the year ended December 31, 2002. The increase in revenue is primarily attributable to the direct recording of hotel operating revenues for hotels leased to our TRS. Additionally, the company acquired a joint venture interest in the Hampton Inn, Chelsea, NY in August, 2003, the Hampton Inn, Linden, NJ in October, 2003, the Hilton Garden Inn, Edison, NJ in October, 2003 and a joint venture interest in the Hilton Garden Inn, Glastonbury, CT in November, 2003 and recorded revenue for these hotels from the date of acquisition.



EXPENSES

     Total expenses increased 59.4% to approximately $16,585,000 from $10,408,000 in 2002. The increase is primarily a result of the direct recognition of hotel operating expenses for hotels leased to our TRS, increased property taxes, insurance, depreciation and amortization, and non recurring expenses related to the expensing of options granted in prior periods and prepayment penalties on certain debt instruments.

          NET INCOME

     Net income for the period was approximately $785,000, compared to 2002 net income of $1,292,000. Net income decreased from the prior year due to an increase in property taxes, insurance, depreciation and amortization, distributions to preferred unitholders (CNL), and non recurring expenses related to the expensing of options granted in prior periods. In December 2004, we negotiated a buyout of all of the outstanding options related to the HHMLP's employee compensation plan for approximately $1,028 and recorded this amount as compensation expense during the year. We have also recorded compensation expense of $279 related to 75,714 options that had vested as of December 31, 2003 and were exercised during January 2004. We also recorded approximately $116 of non recurring expenses related to prepayment penalties on the early extinguishment of debt with the proceeds of our October equity offering.

HHMLP

          REVENUE

     HHMLP's revenues increased by approximately $2,348,000 for the year ended December 31, 2003, or 7.9%, to approximately $32,286,000 as compared to $29,938,000 for the year ended 2002. The increase in revenues was primarily due to additional room revenues from increased occupancy of our existing hotels and from the addition of four new hotels during the latter half of 2003. Additionally, HHMLP recorded a slight increase in restaurant and other revenue.

          EXPENSES

     Expenses increased by approximately $3,067,000 to $33,622,000 for the period as compared to $30,555,000 for 2002, a 10.0% increase. The increase in expenses is primarily attributable to incremental costs incurred due to higher occupancies at our existing hotels and the addition of four new hotels during 2003. In addition we recognized an increased in utilities expenses, employee health benefit costs, guest amenities and frequent stay programs. to increased operating, general and administrative, and lease expenses.

          NET LOSS

     HHMLP's net loss for the year ended December 31, 2003 increased to approximately $1,336,000 from a loss of $671,000 in 2002. The increase in our net loss was primarily a result of increased operating, general and administrative, and lease expenses. HHMLP absorbs significant start up expenses related to newly built properties that have either commenced operations or are currently in the development stage. These properties are developed by the principal owners of HHMLP and are managed by HHMLP upon commencement of operations.

     Comparison of year ended December 31, 2002 to year ended December 31, 2001

     HERSHA HOSPITALITY TRUST

     Our total revenues for the twelve-month period ended December 31, 2002 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and Noble. Our revenue was approximately $14,448,000, an increase of 15.2% compared to revenue of $12,545,000 for the year ended December 31, 2001. Net income for the period was approximately $1,292,000, an increase of 54.9% compared to 2001 net income of approximately $834,000. The increase in revenue is primarily attributable to additional percentage lease revenues at several of our existing properties along with a full twelve months of operations at the Mainstay Suites, Frederick, MD that was acquired on January 1, 2002, Mainstay Suites and Sleep Inn, King of Prussia, PA that was acquired on June 1, 2001 and the Holiday Inn Express, Long Island City, NY that was acquired on November 1, 2001.

Net income increased from the prior year due to an increase in percentage lease revenues, as highlighted above, along with a decrease in interest expense from our floating rate debt and a gain of approximately $449,000 on the sale of the Clarion Suites, Philadelphia, PA.

     HHMLP

     HHMLP's revenues increased by approximately $655,000 for the year ended December 31, 2002, or 2.2%, to approximately $29,938,000 as compared to $29,283,000 for the year ended 2001. The increase in revenues was due to additional Food and Beverage revenues at the Holiday Inn Conference Center, New Cumberland and the increase in third party management fees. HHMLP's revenues were slightly offset by a reduction in total room revenues. HHMLP's net loss for the year ended December 31, 2002 decreased to approximately $671,000 from $1,104,000 in 2001. The decrease in our net loss was primarily a result of increased total revenues in addition to lower operating expenses and related party rent payments. HHMLP absorbs significant start up expenses related to newly built properties that have either commenced operations or are currently in the development stage. These properties are developed by the principal owners of HHMLP and are managed by HHMLP upon commencement of operations.

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

     HHMLP's revenues decreased by $835,000 for the year ended December 31, 2001, or 2.8%, to approximately $29,283,000 as compared to $30,118,000, for the year ended 2000. The decrease in revenues was due to the sale of six properties during 2001 along with lower occupancies and average daily rates at several hotels. HHMLP's net loss for the year ended December 31, 2001 increased to approximately $1,104,000 from $147,000 in 2000. The increase in our net loss was a result of lower revenues mentioned above and consequently lower gross operating profits at several of our leased hotels. In addition we incurred losses due to the start up expenses incurred at several of the newly-built properties that commenced operations in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our principal source of liquidity is rent payments from the Lessees under the Percentage Leases and revenue from the Lessees operating under Taxable REIT Subsidiaries. We are dependent on the Lessees to make such rent payments and earn revenue to provide cash for debt service, distributions, capital expenditures at its hotels, and working capital.

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

     In October, 2003, we completed an equity offering of 9,775,000 common shares. Net proceeds from the offering were $77,262,000 after deducting underwriting discounts, commissions, and offering expenses paid by us. Net proceeds were used to reduce debt; fund the redemption of limited partnership units; pay dividends and operating expenses; and fund acquisitions. Due to this offering, we had an increase in our cash and cash equivalents from $140,000 at December 31, 2002 to $40,707,000 at December 31, 2003.

     Additional proceeds from our October equity offering have been used since the end of 2003. We redeemed 1,300,000 limited partnership units for a total of $10.4 million in cash as of October 21, 2003. Of this $10.4 million, we paid approximately $1.45 million to the limited partners in 2003. The limited partners, at their discretion, had not elected to receive $8.95 million of proceeds from us as of December 31, 2003 and we have established a liability for this amount as of December 31, 2003. The limited partners requested receipt of this $8.95 million as of January 4, 2004. Notwithstanding this delayed receipt of the redemption proceeds, the units were retired effective October 21, 2003. In addition to the redemption of the limited partnership units, as mentioned above, since December 31, 2003, we have invested approximately $6.0 million in the acquisition of the Holiday Inn Express, Hartford, and our joint venture acquisition of the Sheraton Four Points, Revere. We expect to invest an additional $15.6 million in hotel acquisitions that we expect to close in the first quarter of 2003.

     We currently maintain an $11.5 million line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank's prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of December 31, 2003, we had a zero balance on our line of credit and the interest rate on short-term borrowings was 4.13%.

     We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested and our current level is approximately 51.3%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

     We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. Our bylaws require the approval of a majority of our Board of Trustees, including a majority of the independent trustees, to acquire any additional hotel in which one of our trustees or officers, or any of their affiliates, has an interest (other than solely as a result of his status as our trustee, officer or shareholder). We expect that future investments in hotels will depend on and will be financed by, in whole or in part, the proceeds from additional issuances of common shares, issuances of operating partnership units or other securities or borrowings. Because of the level of our indebtedness, the success of our acquisition strategy will depend primarily on our ability to access additional capital through issuances of equity securities. We currently have no agreement or understanding to invest in any hotel and there can be no assurance that we will make any investments in any other hotels that meet our investment criteria.

     Pursuant to our leases, we are required to make available to the lessees of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We believe that amounts required to be set aside in our leases will be sufficient to meet required expenditures for furniture, fixtures and equipment during the term of the leases. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

FUNDS  FROM  OPERATIONS

     The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations ("FFO") as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the definition adopted by NAREIT is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We also adjust FFO for preferred stock distributions to present FFO applicable to the common shares. In addition, we have adjusted FFO to exclude non-recurring prepayment penalties and a non-recurring compensation expense in 2003 related to redemption of outstanding stock options (which are described above). Due to the nature of those non-recurring items, we believe that excluding them from the Adjusted FFO calculation presents a more transparent measure of our underlying operations. Neither FFO nor Adjusted FFO represents cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO and Adjusted FFO a meaningful, additional measure of operating performance because it reflects the funds generated from our operations, excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. Comparison of our presentation of FFO or Adjusted FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculations used by such REITs.

     The following table reconciles FFO and Adjusted FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

                                                    YEAR ENDED DECEMBER 31,

                                            2003    2002     2001     2000    1999
                                           ------  -------  -------  ------  ------
FFO RECONCILIATION                                 (DOLLARS  IN  THOUSANDS)
Net Income                                 $  785  $1,292   $  834   $  847  $1,338
Less:  Gain on Sale of Assets                   -    (449)    (598)       -       -
Add:
 Income Allocated to Minority Interest        821   3,238    2,342    1,908   1,707
 Distributions to Preferred Unitholders     1,195       -        -        -       -
 Depreciation and Amortization              4,790   4,212    4,476    3,892   2,064
 Adjustments for Unconsolidated Joint
 Ventures                                     137       -        -        -       -
                                           ------  -------  -------  ------  ------
FFO Applicable to Common Shares            $7,728  $8,293   $7,054   $6,647  $5,109

 Non Recurring:  Prepayment Penalties         116       -        -      107       -
 Non Recurring:  Compensation Expense
 Related to Option Redemption               1,307       -        -        -       -
                                           ------  -------  -------  ------  ------
Adjusted FFO Applicable to Common Shares   $9,151  $8,293   $7,054   $6,754  $5,109
                                           ------  -------  -------  ------  ------

     Adjusted FFO was $9,151 for the year ended December 31, 2003, which was an increase of approximately $858 or 10.3% over Adjusted FFO in the comparable period in 2002, which was $8,293. The increase in Adjusted FFO for the year ended December 31, 2003 was primarily a result of increased percentage lease revenues from HHMLP, increased interest revenue from development line funding and lower borrowing costs. Adjusted FFO was partially offset due to the recognition of hotel operating expenses in excess of income from hotel operations. These income and expense items were recognized during the quarter due to the TRS structure implemented to lease the hotels previously leased to Noble.

     Adjusted FFO was $8,293 for the year ended December 31, 2002, which was an increase of approximately $1,239 or 17.6% over Adjusted FFO in the comparable period in 2001, which was $7,054. The increase in Adjusted FFO during the year ended December 31, 2002 was primarily a result of higher percentage lease revenues at several of our properties in addition to lower overall borrowing costs on our floating rate debt.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition. Percentage lease income is recognized when earned from the lessees under the agreements from the date of acquisition of each hotel property. Lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the lessees are operating leases.

     We directly recognize revenue and expense for all hotels leased through 44 New England as "Hotel Operating Revenue" and "Hotel Operating Expense" when earned.

     Income is recognized quarterly for hotels owned through a joint venture TRS when net cash flow distributions are made as "Income (Loss) from Equity Method Investees."

     Allowance for Doubtful Accounts. We have not recorded an allowance for doubtful accounts. Substantially all of our receivables at December 31, 2003 and 2002 were comprised of rent due from our lessees under the percentage leases ("rent"), which were fully paid in January 2004 and 2003, respectively. Historically, we have not experienced any losses on our lessees' receivables. However, the lessees rely primarily on cash flow from their operation of the hotels to pay rent, and collection of future receivables from the lessees, therefore, cannot be assured.

     Impairment of Long-Lived Assets. We review the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or if depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

     We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. We have reviewed each of our hotel properties at June 30, 2003 for impairment and, based on our estimate of each hotel's future undiscounted cash flows, determined that no impairment existed at any of our hotels.

REIT  QUALIFICATION  TESTS

     We are subject to numerous operational and organizational requirements to maintain our REIT status. Based on tests performed by management for the years ended December 31, 1999 through December 31, 2003, we believe that we satisfied the requirements needed to maintain our REIT status. However, we are subject to audit and if the Internal Revenue Service determined that we failed one or more of these tests, we could lose our REIT status. If we did not qualify as a REIT, our income would become subject to federal and state income taxes, which would be substantial, and the resulting adverse effects on our results of operations, liquidity and amounts distributable to shareholders would be material.

EQUITY  OFFERING

     In October, 2003, we completed an equity offering of 9,775,000 common shares. Net proceeds from the offering were $77.3 million after deducting underwriting discounts, commissions, and offering expenses paid by us. Net proceeds were used to reduce debt; fund the redemption of limited partnership units; pay dividends and operating expenses; and fund acquisitions.

DISTRIBUTIONS/DIVIDENDS

     We have paid regular distributions on our common shares, and each of the 2003 and 2002 quarterly distributions was $0.18 per share. In addition, the operating partnership has paid regular distributions to the holders of units of limited partnership interest in the partnership in an amount of $0.18 per unit. There currently are no accruals for distributions not yet paid to the unitholders.

RELATED  PARTY  TRANSACTIONS

     We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Notes 4, 5 and 6 to the financial statements, and the information contained under "Certain Relationships and Related Transactions."

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2003.

CONTRACTUAL OBLIGATIONS                PAYMENTS DUE BY PERIOD
-----------------------  ---------------------------------------------------
                          2004    2005    2006    2007    2008   THEREAFTER
                         ------  ------  ------  ------  ------  -----------
Long-term Debt           $2,209  $1,401  $1,800  $1,942  $2,096  $    62,389
Land Lease               $  200  $  200  $  200  $  200  $  200  $     6,142

INFLATION

     Operators of hotels in general possess the ability to adjust room rates. However, competitive pressures may limit the lessee's ability to raise room rates in the face of inflation, and annual increases in average daily rates have failed to keep pace with inflation.

SEASONALITY

     Our hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly lease revenue to the extent that we receive percentage rent.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     The FASB has issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain transactions arising on or after June 30, 2003. SFAS No. 149 will have no impact on us.

     The  FASB  has  issued  SFAS  No.  150,  "Accounting  for Certain Financial
Instruments with Characteristics of both Liabilities and Equity," which is effective for interim financial periods beginning after June 15, 2003. Based on the provisions of SFAS No. 150, we evaluated our Series A Preferred Units and common partnership units and determined that they qualify as equity investments.

     FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

     FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51," was revised in December 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It applies for all variable interest entities in the first period that ends after March 15, 2004. We will continue to monitor and evaluate the impact of FIN 46 on our financial Statements as we purchase interests in joint verntures.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At December 31, 2003, we did not maintain any indebtedness under the Line of Credit. The total floating rate mortgages payable of $16,366 had a current weighted average interest rate of 5.01%.

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

     Approximately 76.9% of our outstanding mortgages payable are subject to fixed rates while approximately 23.1% of our outstanding mortgages payable are subject to floating rates. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     For debt obligations outstanding at December 31, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                   2004    2005     2006    2007       2008    THEREAFTER
                  ------  ------  -------  -------  ---------  -----------
Fixed Rate        $ 717   $ 875   $1,239   $1,343   $  1,457   $   48,839
Average Interest   8.92%   8.64%    8.10%    8.11%      8.13%        7.78%
Floating Rate     $ 493   $ 525   $  561   $  599   $    639   $   13,550
Average Interest   5.01%   5.01%    5.01%    5.01%      5.01%        5.01%

     The table incorporates only those exposures that existed as of December 31, 2003 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                            HERSHA HOSPITALITY TRUST


HERSHA HOSPITALITY TRUST

Reports of Independent Auditors
Consolidated Balance Sheets as of
December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Schedule III - Real Estate and
Accumulated Depreciation for the year ended December 31, 2003


HERSHA HOSPITALITY MANAGEMENT, L.P.
Reports of Independent Auditors
Balance Sheets as of
December 31, 2003 and 2002
Statements of Operations for the years ended
December 31, 2003, 2002 and 2001
Statements of Partners' Equity (Deficit) for the years ended
December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001
Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
  New Cumberland, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for year then ended. Our audit also included the financial statement schedule included on Pages __ and __. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relationship to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                      REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
March 5, 2004, except for the third paragraph of Note 14 as to which the date is March 11, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
  New Cumberland, Pennsylvania

      We have audited the accompanying consolidated balance sheet of Hersha Hospitality Trust and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                      MOORE STEPHENS, P.C.
                                      Certified Public Accountants.
New York, New York
February 28, 2003

Part  I.  Financial  Information
ITEM  1.  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------------------------------------------------

                                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                                 2003            2002
                                                                                            --------------  --------------
ASSETS:
  Cash and cash equivalents                                                                 $      40,707   $         140
  Investment in Hotel Properties, net
    of Accumulated Depreciation                                                                   121,076          93,814
  Notes Receivable                                                                                 15,200             200
  Escrow Deposits                                                                                   2,160           1,749
  Accounts Receivable                                                                                 223               -
  Lease Payments Receivable - Related Party                                                         2,590           2,562
  Lease Payments Receivable - Other                                                                     -             233
  Intangibles, net of Accumulated Amortization of $540 and $430                                     1,322           1,165
  Due from Related Party                                                                            5,768           1,130
  Investment in Joint Ventures                                                                      6,576               -
  Other Assets                                                                                        946             523
                                                                                            --------------  --------------

TOTAL ASSETS                                                                                $     196,568   $     101,516
                                                                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgages Payable                                                                         $      70,837   $      61,538
  Notes Payable                                                                                     1,000               -
  Line of Credit                                                                                        -           3,803
  Cash Payable - Common Partnership Unit Redemption                                                 8,951               -
  Deposits Payable                                                                                      -           1,000
  Dividends and Distributions Payable                                                               3,407           1,382
  Due to Related Party                                                                                419           1,303
  Accounts Payable and Accrued Expenses                                                             1,523             854
                                                                                            --------------  --------------

  TOTAL LIABILITIES                                                                                86,137          69,880
                                                                                            --------------  --------------

COMMITMENTS AND CONTINGENCIES                                                                           -               -

SHAREHOLDERS' EQUITY:
  Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized, None Issued and
  Outstanding                                                                                           -               -

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized,
  12,355,075 and 2,576,863 Shares Issued and Outstanding at December 31, 2003 and
  December 31, 2002, Respectively (Aggregate Liquidation Preference $74,130 and $15,457,
  respectively)                                                                                       124              26

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and
  Outstanding                                                                                           -               -

  Additional Paid-in Capital                                                                       76,217          13,679
  Additional Paid-in Capital - Stock Options                                                          279               -
  Distributions in Excess of Net Earnings                                                          (5,160)         (2,327)
                                                                                            --------------  --------------

                                                                                                   71,460          11,378
                                                                                            --------------  --------------

  MINORITY INTEREST:
  Common Units                                                                                     21,891          20,258
  Series A Preferred Units                                                                         17,080               -
                                                                                            --------------  --------------

                                                                                                   38,971          20,258
                                                                                            --------------  --------------

TOTAL SHAREHOLDERS' EQUITY                                                                        110,431          31,636
                                                                                            --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $     196,568   $     101,516
                                                                                            ==============  ==============



    The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

----------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2003, 2002 AND 2001
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
----------------------------------------------------------------------------------------------

                                                                      2003     2002     2001
                                                                    --------  -------  -------
REVENUE:
  Percentage Lease Revenues - HHMLP                                 $12,910   $11,433  $ 9,558
  Percentage Lease Revenues - Other                                     960     2,801    2,801
  Hotel Operating Revenues                                            4,731         -        -
  Interest                                                               86         7       32
  Interest - Related Party                                              715       207      154
  Other Revenue                                                           8         -        -
  Income (Loss) from Equity Method Investees                            (24)        -        -
                                                                    --------  -------  -------

TOTAL REVENUE                                                        19,386    14,448   12,545
                                                                    --------  -------  -------

EXPENSES:
  Interest expense                                                    4,894     4,766    4,697
  Interest expense - related party                                       60        60       72
  Hotel Operating Expenses                                            3,323         -        -
  Land Lease - Related Party                                              -         -       13
  Land Lease                                                             50         -        -
  Real Estate and Personal Property Taxes and Insurance               1,354     1,021      812
  General and Administrative                                            691       567      534
  Prepayment Penalties - Debt                                           116         -        -
  Gain on Sale of Assets                                                  -         -     (598)
  Compensation Expense related to Option Redemption                   1,307         -        -
  Depreciation and Amortization                                       4,790     3,994    3,897
                                                                    --------  -------  -------

TOTAL EXPENSES                                                       16,585    10,408    9,427
                                                                    --------  -------  -------

INCOME BEFORE DISTRIBUTION TO PREFERRED UNITHOLDERS,
    MINORITY INTEREST AND DISCONTINUED OPERATIONS                     2,801     4,040    3,118

DISTRIBUTIONS TO PREFERRED UNITHOLDERS                                1,195         -        -
INCOME ALLOCATED TO MINORITY INTEREST                                   821     3,238    2,342
                                                                    --------  -------  -------

INCOME APPLICABLE TO COMMON SHAREHOLDERS BEFORE DISCONTINUED
OPERATIONS                                                              785       802      776

DISCONTINUED OPERATIONS:
  Gain on Disposition of Hotel Properties                                 -       449        -
  Income from Discontinued Operations                                     -        41       58
                                                                    --------  -------  -------

NET INCOME                                                          $   785   $ 1,292  $   834
                                                                    ========  =======  =======

EARNINGS PER SHARE DATA:
------------------------
  Basic Earnings Per Common Share - before discontinued operations  $  0.17   $  0.32  $  0.34
  Discontinued operations                                           $     -   $  0.19  $  0.03
  Basic Earnings Per Common Share                                   $  0.17   $  0.51  $  0.37
  Diluted Earnings Per Common Share                                 $  0.17   $     -  $     -


    The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

----------------------------------------------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
[IN THOUSANDS, EXCEPT SHARES]
----------------------------------------------------------------------------------------------------------------------------------


                                     Priority Class A        Class B                      Additional     Distributions
                                       Common Shares     Common  Shares    Additional      Paid-In         in Excess
                                   --------------------  ---------------    Paid-In     Capital Stock       of Net
                                     Shares    Dollars   Shares  Dollars    Capital        Options         Earnings        Total
                                   ----------  --------  ------  -------  ------------  --------------  ---------------  ---------
Balance at December 31, 2000        2,275,000  $     23       -        -  $    11,968                -  $         (977)  $ 11,014

Dividends declared                          -         -       -        -            -                -          (1,638)    (1,638)

Net Income                                  -         -       -        -            -                -             834        834
                                   ----------  --------  ------  -------  ------------  --------------  ---------------  ---------

Balance at December 31, 2001        2,275,000        23       -        -       11,968                -          (1,781)    10,210

Common Stock Issuance                 300,000         3       -        -        1,800                -               -      1,803
Issuance Costs                              -         -       -        -          (89)               -               -        (89)

Dividend Reinvestment Plan              1,863         -       -        -            -                -               -          -

Dividends declared                          -         -       -        -            -                -          (1,838)    (1,838)

Net Income                                  -         -       -        -            -                -           1,292      1,292
                                   ----------  --------  ------  -------  ------------  --------------  ---------------  ---------

Balance at December 31, 2002        2,576,863        26       -        -       13,679                -          (2,327)    11,378

Common  Stock Issuance              9,775,000        98       -        -       82,990                -               -     83,088
Issuance Costs                              -         -       -        -       (5,826)               -               -     (5,826)

Dividend Reinvestment Plan              3,212         -       -        -           24                -               -         24

Compensation - Vesting of Options           -         -       -        -            -              279               -        279

Reallocation of minority interest
  due to equity issuance                    -         -       -        -      (14,650)               -               -    (14,650)

Dividends declared                          -         -       -        -            -                -          (3,618)    (3,618)

Net Income                                  -         -       -        -            -                -             785        785
                                   ----------  --------  ------  -------  ------------  --------------  ---------------  ---------

Balance at December 31, 2003       12,355,075  $    124       -        -  $    76,217   $          279  $       (5,160)  $ 71,460
                                   ==========  ========  ======  =======  ============  ==============  ===============  =========


    The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

-------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2003, 2002 AND 2001 (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
-------------------------------------------------------------------------------------

                                                        2003       2002       2001
                                                      ---------  ---------  ---------
OPERATING ACTIVITIES:
  Net Income Allocated to Common Shareholders         $    785   $  1,292   $    834
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation                                         4,681      4,089      4,202
    Amortization                                           109        123        274
    Income Allocated to Minority Interest                  821      3,238      2,342
    Loss from Investment in Joint Ventures                  24          -          -
    Compensation - Vesting of Options                      279          -          -
    (Gain) Loss on Disposal of Real Estate                   -       (449)      (598)
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                   (223)         -          -
    Escrow and Lease Deposits                             (411)      (102)      (469)
    Lease Payments Receivable - Related Party              (28)      (419)       501
    Lease Payments Receivable - Other                      233          -          -
    Other Assets                                          (423)      (195)       (92)
    Due from Related Party                                  62        (46)       122
  Increase (Decrease):
    Deposits Payable                                    (1,000)         -          -
    Due to Related Party                                  (884)       210       (179)
    Accounts Payable and Accrued Expenses                  669        436       (109)
    Preferred Distributions Payable                        499          -          -
                                                      ---------  ---------  ---------
  Total Adjustments                                      4,408      6,885      5,994
                                                      ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                5,193      8,177      6,828
                                                      ---------  ---------  ---------

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                    (31,943)    (5,142)    (5,017)
  Investment in Notes Receivable Joint Venture         (15,000)      (200)         -
  Purchase of Intangible Assets                              -          -        (69)
  Franchise Fees Paid                                     (127)         -          -
  Purchase of Joint Venture Interests                   (6,600)         -          -
  Sale of Hotel Property Assets                              -      5,997     12,599
  Development Loans to Related Parties                  (4,700)    (1,000)    (2,000)
                                                      ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (58,370)      (345)     5,513
                                                      ---------  ---------  ---------

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit         19,411     12,077     10,766
  Repayment of Borrowings Under Line of Credit         (23,214)   (15,332)   (15,108)
  Principal Repayment of Mortgages Payable             (19,608)    (3,857)    (2,729)
  Principal Addition to Mortgages Payable               28,907      2,985          -
  Proceeds from Notes Payable                            1,000          -          -
  Financing Fees Paid                                     (139)         -          -
  Redemption of Common Partnership Units                (1,449)         -          -
  Repayment of Related Party Loans                           -          -         30
  Cash received from Stock Sales                        77,262      1,711          -
  Sale of Series A Preferred Units                      17,080          -          -
  Common Shares Dividends Paid                          (1,834)    (1,774)    (1,638)
  Limited Partnership Unit Distribution Paid            (3,672)    (3,669)    (3,495)
                                                      ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     93,744     (7,859)   (12,174)
                                                      ---------  ---------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    40,567        (27)       167
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            140        167          -
                                                      ---------  ---------  ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $ 40,707   $    140   $    167
                                                      =========  =========  =========


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

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     On April 21, 2003, May 21, 2003 and August 29, 2003, CNL Hospitality Partnership, LP ("CNL") purchased $10,000, $5,000 and $4,027, respectively, of convertible preferred units of limited partnership interest in the Partnership (the "Series A Preferred Units"). Net of offering expenses, the Partnership received proceeds of $17,080.

     HHLP and CNL also agreed to form a joint venture investment partnership, HT/CNL Metro Hotels, LP ("HT/CNL"), to acquire hotel real estate utilizing up to an additional $40,000 of joint venture funding from CNL. We have a one third ownership interest in this joint venture while CNL maintains the remaining two thirds interests.

     On October 21, 2003, we completed a public offering of 9,775,000 class A common shares at $8.50 per share. Proceeds to the Company, net of underwriting discounts and commissions, structuring fees and expenses, were approximately $77,262. Immediately upon closing of the offering, the Company contributed all of the net proceeds to the Partnership and after such contributions owns an 65.1% interest. Of the net offering proceeds to the Company, $10,400 was utilized to fund limited partner redemptions (Note
     10) and $24,000 was used to repay indebtedness. The remaining net proceeds will be used principally to fund future acquisitions and for general corporate purposes.

     As of December 31, 2003, the Company, through the Partnership and subsidiary partnerships, owned 20 limited and full service hotels and a joint venture interest in 2 properties. The Company leased 14 of the hotel facilities to Hersha Hospitality Management, LP ("HHMLP"), a Pennsylvania limited partnership and six of the hotel facilities to 44 New England. The Hampton Inn - Chelsea, owned in a joint venture with CNL is leased to Hersha/CNL TRS Inc. and the Hilton Garden Inn - Glastonbury, owned in a joint venture is leased to Hersha PRA TRS, Inc. HHMLP serves as the manager for both of the joint venture assets. HHMLP is owned in part by three of the Company's executive officers, two of its trustees and other third party investors. HHMLP, 44 New England and the JV TRS Lessees operate and/or lease the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases") that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

     Principles  of  Consolidation  and  Presentation
     ------------------------------------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary Partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated.

     Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners' interest in the net assets of the Partnership. Net operating results of the Partnership are allocated after preferred distributions (Note 10) based on their respective partners' ownership interests. Our ownership interest in the Partnership as of December 31, 2003, 2002 and 2001 was 65.1%, 33.6% and 33.6%, respectively.

     Investments in partnerships and joint ventures represent noncontrolling ownership interests in properties ("Joint Venture Properties"). These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements, and cash contributions and distributions.

     Use  of  Estimates
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Investment  in  Hotel  Properties
     ---------------------------------

     Investment in hotel properties is stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method.

     The estimated lives used to depreciate the Hotel properties are as follows:

          Building  and  Improvements          15 to 40 Years
          Furniture  and  Fixtures               5 to 7 Years

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

     Cash  Equivalents
     -----------------

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Accounts  Receivable
     --------------------

     Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

     Notes  Receivable
     -----------------

     The Company has invested in notes receivable in connection with hotel property transactions. Interest income is recognized on the notes receivable based upon the terms of the related notes. The ultimate repayment of the notes is subject to a number of variables, including the performance and value of the underlying real property. The carrying amount of the notes receivable approximates its fair value in consideration of interest rates, market conditions and other qualitative factors.

     Intangible  Assets  and  Goodwill
     ---------------------------------

     Intangible assets consist of loan acquisition fees and franchise fees and are carried at cost net of accumulated amortization. Amortization of loan acquisition fees is computed using the straight-line method over the term of the related debt. Amortization of franchise fees is computed using the straight-line method over the term of the related agreement.

     Goodwill resulted from the acquisition of the Holiday Inn Hotel and Conference Center, Harrisburg, Pennsylvania. We have not recognized amortization expense on goodwill subsequent to December 31, 2001. We test goodwill for impairment at least annually and have not recognized any impairment during the three years ended December 31, 2003.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

     Revenue  Recognition
     --------------------

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

     We directly recognize revenue and expense for all hotels leased through 44 New England as "Hotel Operating Revenue" and "Hotel Operating Expense" when earned and incurred.

     Advertising  and  Marketing
     ---------------------------

     Advertising and marketing costs are expensed as incurred and totaled $143 for the year ended December 31, 2003, related to the hotels operated by the TRS and consolidated in these financial statements. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services.

     Earnings  Per  Common  Share
     ----------------------------

     We compute earnings per share in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share."

     Impairment  of  Long  Lived  Assets
     -----------------------------------

     We review the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or if depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

     Income  Taxes
     -------------

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

     Deferred income taxes relate primarily to the TRS Lessee and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS Lessee and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

     Under the REIT Modernization Act ("RMA"), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee and, effective April 20, 2003, the TRS Lessee leased two hotel properties with an additional two properties becoming effective as of May 20, 2003. The TRS is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended December 31, 2003. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded.

     Distributions
     -------------

     We intend to pay distributions which, at a minimum, will be sufficient for us to maintain our REIT status.

     Concentration  of  Credit  Risk
     -------------------------------

     Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, rent receivable and note receivable arising from our normal business activities. We place our cash and cash equivalents with high credit quality financial institutions. We do not require collateral to support our financial instruments. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution. At December 31, 2003, we maintained funds at financial institutions that exceeded federally insured amounts.

     Rental income is earned from one related party lessee and two joint venture lessees. Therefore, the collection of rent receivable and rent income is reliant on the continued financial health of these Lessees.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     At December 31, 2003 and 2002, financial instruments include cash and cash equivalents, lease payments receivable, notes receivable, accounts payable, accrued expenses, loans to and from related parties, notes payable, a line of credit and mortgages payable. The fair values of cash and cash equivalents, lease payments receivable, note receivable and accounts payable and accrued expenses approximate carrying value because of the short-term nature of these instruments. Loans with related parties carry interest at rates that approximate our borrowing cost. The fair value of mortgages payable and the line of credit approximates carrying value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

     Stock  Based  Compensation
     --------------------------

     We account for employee stock-based compensation under the intrinsic value based method as prescribed by Accounting Principles Board ["APB"] Opinion No. 25. We apply the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," to non-employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

     Reclassifications
     -----------------

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 -  INVESTMENTS IN HOTEL PROPERTIES

     Hotel  properties  consist  of the following at December 31, 2003 and 2002:

                                                    2003      2002
                                                  --------  --------
               Land                               $ 11,710  $ 10,500
               Buildings and improvements          105,615    81,160
               Furniture, fixtures and equipment    21,797    15,519
                                                  --------  --------

                                                   139,122   107,179
               Less accumulated depreciation        18,046    13,365
                                                  --------  --------

                                                  $121,076  $ 93,814
                                                  ========  ========

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 2 -  INVESTMENTS IN HOTEL PROPERTIES (CONTINUED)

     Depreciation expense was $4,681, $4,089 and $4,202 for the years ended December 31, 2003, 2002 and 2001, respectively. The twenty hotels owned at December 31, 2003 consist of eighteen premium limited service hotels and two full service hotel properties.

     In 2003, 2002 and 2001, we acquired and sold the following hotels for the approximate amounts indicated.

                                                  No. of   Purchase    Sale
                              2003                Rooms     Price      Price
               --------------------------------  -------  ---------  ---------

               Hampton Inn, Linden, NJ              148   $  15,250  $      -
               Hilton Garden Inn, Edison, NJ        132      14,750         -
                                                 -------  ---------  ---------

               Total                                280   $  30,000  $      -
                                                 =======  =========  =========

                              2002
               --------------------------------


               Mainstay Suites, Frederick, MD        72   $   5,500  $      -
               Sleep Inn, Corapolis, PA            (143)          -    (5,500)
               Clarion Suites, Philadelphia, PA     (96)          -    (6,300)
               Doubletree Club, Jamaica, NY         110      11,500         -
                                                 -------  ---------  ---------

               Total                               ( 57)   $  17,000  $(11,800)
                                                 =======  =========  =========

                              2001
               --------------------------------

               Mainstay Suite/Sleep Inn
               Kings of Prussia, PA                 156   $   9,445  $      -
               Holiday Inn Express, LI City, NY      79       8,500         -
               Best Western, Indiana, PA            (96)          -    (2,200)
               Comfort Inn, McHenry, MD             (77)          -    (1,800)
               Comfort Inn, Denver, PA              (45)          -    (2,100)
               Comfort Inn, JFK, NY                 (60)          -    (7,000)
               Holiday Inn Milesburg, PA           (118)          -    (4,700)
               Comfort Inn, Harrisburg, PA         (117)          -    (3,400)
                                                 -------  ---------  ---------

               Total                               (278)  $  17,945  $(21,200)
                                                 =======  =========  =========

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 2 -  INVESTMENTS IN HOTEL PROPERTIES (CONTINUED)

     On January 1, 2001, we issued an additional 531,559 units of limited partnership interest with an aggregate value of $3,189, in connection with the repricing of the Holiday Inn Express, Hershey, Hampton Inn, Carlisle, Holiday Inn Express, New Columbia and the Comfort Inn, Harrisburg.

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

     On November 1, 2001, we purchased the Holiday Inn Express hotel located in Long Island City, New York from Hersha Affiliates. We purchased this asset for $8,500 plus settlement costs of approximately $100 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we assumed the mortgage indebtedness of approximately $5,445, assumed $1,000 of related party debt, issued 76,555 of additional units for $459 and paid cash of approximately $1,600.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 2 -  INVESTMENTS IN HOTEL PROPERTIES (CONTINUED)

     On November 1, 2001, we sold the Holiday Inn, Milesburg, PA to a third party owner operator for approximately $4,700 less broker fees, settlement and transfer costs of $617. Net of these fees and expenses we received cash proceeds of $3,926 and paid down a related party loan receivable of $157.

     For the year ended December 31, 2001, we recorded a gain of approximately $125, $145, $170 and $266 on the sale of the Best Western, Indiana, Comfort Inn, McHenry, Comfort Inn, Riverfront and the Holiday Inn, Milesburg, respectively. We recorded a loss of approximately $108 on the sale of the Comfort Inn, Denver. The net amount of these gains and losses of $598 is included in the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2001, under the caption "gain on disposition of hotel property." The use of fair value as the appropriate accounting treatment was determined with reference to APB 29 and related accounting guidance.

     On January 1, 2002, we issued an additional333,541 units of limited partnership interest with and aggregate value of $2,001, in connection with the re-pricing of the Holiday Inn Express & Suites, Harrisburg, the Hampton Inn, Danville and the Hampton Inn & Suites, Hershey, Pennsylvania.

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

     Further, on February 27, 2002, the Board of Trustees also approved the sale of the Sleep Inn, Corapolis, Pennsylvania to Hersha Affiliates to be effective as of January 1, 2002. We sold this asset for $5,500, including the assumption of approximately $3,500 in indebtedness and the redemption of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property from these executive officers, trustees and their affiliates on October 1, 2000 for $5,500. This transaction has been accounted for as of January 1, 2002.

     On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party for $6,300 less transfer costs that are estimated at $93. In order to complete the sale of this hotel, the Company provided $200 of seller financing that is due and payable on July 31, 2004. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 of the Company's line of credit balance.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 2 -  INVESTMENTS IN HOTEL PROPERTIES (CONTINUED)

     On October 1, 2002, we purchased the Doubletree Club hotel at the JFK International Airport, Jamaica, NY from a third party. We purchased this asset for $11,500 and leased it to Hersha Hospitality Management, LP. In conjunction with this transaction, we assumed the mortgage and lease indebtedness of approximately $8,705, assumed $1,000 of related party debt, and paid cash of $1,795.

     On October 1, 2003, we completed the acquisition of the 132 room Hilton Garden Inn, Edison, New Jersey and the 148 room Hampton Inn, Linden, New Jersey from third parties. We purchased these assets as a portfolio for an aggregate price of $30,000 plus settlement costs of approximately $263 and leased them to 44 New England Management Company, our wholly owned taxable REIT subsidiary. In conjunction with this transaction, we assumed mortgage indebtedness of approximately $23,000, including $1,000 of Seller Financing, and paid cash of approximately $7,263.

     The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company's consolidated statements of operations from the dates of acquisition. No goodwill arose in the transactions.

     The following summarizes the number of hotels owned excluding joint venture acquisitions for the periods presented:

                                              2003   2002   2001(a)
                                              -----  -----  -------
          Hotels owned at beginning of years    18     18       21
          Acquisitions                           2      2        3
          Sales of hotels                       (0)    (2)      (6)
                                              -----  -----  -------
          Hotels owned at end of years          20     18       18
                                              =====  =====  =======

     (a) The Sleep Inn and Mainstay Suites in King of Prussia, PA consist of two separate hotels yet are accounted for as one purchase due to the fact that the hotels share a common lobby and guest area and a common deed.

NOTE 3 -  NOTES RECEIVABLE

Joint Venture
-------------

     On November 11, 2003 we provided financing to HT/CNL in the amount of $15,000. The terms of the note call for interest only payments at 3.5% per annum through maturity on November 10, 2004 when the outstanding balance and any accrued interest are due. The note is secured by the hotel property. For the year ended December 31, 2003, we earned interest income of $79.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

Seller Financing
----------------

     On September 26, 2000, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200. The terms of the note call for accrued interest at 10% per annum through maturity on December 31, 2003, when the outstanding balance and accrued interest are due. The note is unsecured. During 2003, we extended the due date of the note through July 31, 2004. We have not recorded interest income on the note since inception due to its contingent nature.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 4 -  INVESTMENT IN JOINT VENTURES

     On August 29, 2003, HT/CNL Metro Hotels, LP purchased the Hampton Inn, Manhattan (Chelsea), New York. We own a one third equity interest in this joint venture partnership while CNL Hospitality Properties Trust owns the remaining equity interests. HT/CNL purchased this asset for $28,000 plus settlement costs of approximately $480 and leased it to Hersha CNL TRS, Inc., a taxable REIT subsidiary wholly owned by the HT/CNL. In conjunction with this transaction, HT/CNL executed mortgage indebtedness of approximately $15,400 payable to the Partnership and paid cash of approximately $14,080.

     On November 13, 2003, we purchased a 40% joint venture interest in PRA Glastonbury, LLC. The only asset owned by PRA Glastonbury LLC is the Hilton Garden Inn, Glastonbury, CT. We purchased our joint venture interest in this asset for $2,680 including settlement costs of approximately $250 and leased it to Hersha PRA TRS, Inc., a taxable REIT subsidiary wholly owned by PRA Glastonbury, LLC. In conjunction with this transaction, PRA Glastonbury, LLC assumed mortgage indebtedness of approximately $9,900.

     As of December 31, 2003 investment in joint ventures consists of the following:

                                        Percent
                                         Owned    Amount
                                        --------  -------
               HT/CNL Metro Hotels, LP    33.33%  $ 4,098
               PRA Glastonbury, LLC       40.00%    2,478
                                                  -------

                                                  $ 6,576
                                                  =======

     The following schedule provides selected combined financial information for the Company's unconsolidated joint ventures as of and for the year ended December 31, 2003:

                                                                 2003
                                                                -------
               Balance Sheet
               Assets
                 Investment in hotel property, net              $44,459
                 Other assets                                     1,335
                                                                -------

                 Total assets                                   $45,794
                                                                =======

               Liabilities and Equity
                 Mortgages and notes payable                    $11,158
                 Note payable - Hersha Hospitality Trust, Inc.   15,000
                 Other liabilities                                  941
               Equity
                 Hersha Hospitality Trust                         6,576
                 Other                                           12,119
                                                                -------

                 Total liabilities and equity                   $45,794
                                                                =======

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 4 -  INVESTMENT IN JOINT VENTURES (CONTINUED)

                 Statement of Operations
                   Room revenue                           $ 2,219
                   Other revenue                               69
                   Operating expenses                      (1,637)
                   Interest expense                          (272)
                   Depreciation, amortization and other      (403)
                                                          --------

                     Net income (loss)                    $   (24)
                                                          ========

NOTE 5 -  DEBT

     Mortgages
     ---------

     The total mortgages payable balance at December 31, 2003 and December 31, 2002 was $70,837 and $61,538, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. The maturities for the outstanding mortgages ranged from May 2007 to December 2012. Aggregate interest expense incurred under the mortgages payable totaled $4,828, $4,622 and $4,357 during 2003, 2002 and 2001, respectively.
     The mortgages are secured by various hotel properties with a combined net book value of $121,076 and $93,814 as of December 31, 2003 and 2002, respectively.

     Revolving  Line  of  Credit
     ---------------------------

     The Company has a revolving line of credit from Sovereign Bank (the "Line of Credit") in the maximum amount of $11,500. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg. The interest rate on borrowings under the Line of Credit at December 31, 2003 and 2002 was 4.00% and 4.25%, respectively. The Line of Credit expires in December 2004. The outstanding principal balance on the Line of Credit was $-0- at December 31, 2003 and approximately 3,803 at December 31, 2002. The weighted average interest rate on short-term borrowings for 2003, 2002, 2001 was 4.13%, 4.73%, and 7.1%, respectively. Interest expense incurred on borrowings under the Line of Credit totaled $66, $144 and $340 during 2003, 2002 and 2001, respectively.

     Note  Payable
     -------------

     The Company received seller financing of $1,000 from Inn America at Aviation Plaza, L.L.C. (the "Inn America note") related to the purchase of our Hampton Inn - Linden, NJ and Hilton Garden Inn - Edison, NJ. The principal amount of this note is due on December 31, 2004 and there is no interest expense related to this note.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 5 -  DEBT (CONTINUED)

     Aggregate annual principal payments for the Company's mortgages payable and notes payble for the five years following December 31, 2003 and thereafter are as follows:

                 December 31, 2004                   $ 2,209
                              2005                     1,401
                              2006                     1,800
                              2007                     1,942
                              2008                     2,096
                        Thereafter                    62,389
                                                     -------

                                                     $71,837
                                                     =======

NOTE 6 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

     Percentage  Leases
     ------------------

     Fourteen of our hotels are leased to HHMLP pursuant to percentage leases. Each percentage lease with HHMLP has an initial non-cancelable term of five years. All, but not less than all, of these leases may be extended for an additional five-year term at HHMLP's option. At the end of the first extended term, HHMLP, at its option, may extend some or all of the leases for an additional five-year term. HHMLP has agreed not to exercise its option to extend the current lease term with respect to any of the 14 hotels it currently leases. The percentage leases are subject to early termination upon the occurrence of defaults thereunder and certain other events described therein. Pursuant to the terms of the percentage leases, HHMLP is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
          (CONTINUED)

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

     On the respective lease termination dates, the Company leased the four properties to 44 New England and engaged HHMLP to operate the hotels under management contracts. Therefore, the consolidated financial statements as of December 31, 2003 include the operating results of these four hotels under the TRS structure. Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are also being reported in the consolidated statements of operations.

     We have annual lease commitments from HHMLP through November 1, 2007. Minimum annual rental revenue under these non-cancelable operating leases is as follows:

                 December 31, 2004                   $ 5,593
                              2005                     4,889
                              2006                     3,074
                              2007                       623
                                                     -------

                                                     $14,179
                                                     =======

     For the year ended December 31, 2003, we earned fixed rents of $4,889 and earned percentage rents of $8,021.

     For the year ended December 31, 2002, we earned fixed rents of $6,510 and earned percentage rents of $8,252.

     For the year ended December 31, 2001, we earned fixed rents of $7,203 and earned percentage rents of $6,698.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
          (CONTINUED)

     Management  Agreements
     ----------------------

     Beginning in 2003, 44 New England, our TRS, engaged HHMLP as the property manager for our hotels pursuant to substantially similar management agreements. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an "eligible independent contractor" during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

     As of December 31, 2003, HHMLP manages the six hotels leased to our TRS and consolidated in these financial statements. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by our TRS and HHMLP prior to the commencement of each fiscal year beginning in 2004, generally based upon the financial performance of the hotel. For the year ended December 31, 2003, management fees incurred totaled $142 and $82 remains payable to HHMLP as of December 31, 2003.

     Administrative  Services  Agreement
     -----------------------------------

     We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. For the years ending December 31, 2003, 2002 and 2001, $178, $175 and $134, respectively, have been charged to operations.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
          (CONTINUED)

     Franchise  Agreements
     ---------------------

     The hotel properties are operated under franchise agreements assumed by the lessee that have 10 to 20 year lives but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services, which are based upon percentages of gross room revenue. These fees are paid by the lessees.

     Acquisitions  from  Affiliates
     ------------------------------

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
          (CONTINUED)

     Five hotel acquisitions since January 1, 2001 -- the Doubletree, Jamaica, New York (JFK Airport), the Mainstay Suites, Frederick, Maryland, the Holiday Inn Express, Long Island City, New York, the Mainstay Suites and Sleep Inn Hotel, King of Prussia, Pennsylvania -- are subject to future re-pricing (Note 2). We originally purchased these hotels with anticipated repricing dates from December 31, 2002 to December 31, 2004. Due to the current operating environment, the ramp up and stabilization for these newly-built properties is expected to take longer than initially projected. As a result, effective January 1, 2003, we entered into an agreement with the sellers of these five hotels to extend the repricing periods for these hotels. The revised pricing dates range from June 1, 2006 to October 1, 2007. At the same time, we amended the percentage leases with HHMLP for these hotels to extend the initial fixed rent period to coincide with the extension period of the repricing and to delay the transition to percentage rent. In addition, we have the right to sell each of these properties back to the entities that initially sold the hotels to us at the end of the applicable repricing period if adequate stabilization has not occurred during the repricing period for a price not less than the purchase price of the asset.

     In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

     We have entered into an option agreement with the Hersha Affiliates such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities regardless of proximity to our hotels. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Of the 22 hotel properties purchase by us since our initial public offering, 14 were acquired from affiliates, 13 of which were newly-constructed or substantially renovated.

     Land  Lease
     -----------

     During 2001, we terminated the lease on the parcel of real estate from the Hersha Affiliates with an aggregate annual rental of $13 for the year ended December 31, 2001.

     During 2003, in conjunction with the acquisition the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. For the year ended December 31, 2003, we incurred $50 in lease expense under the agreement.

     Future  minimum  lease  payments  under  the  agreement  are  as  follows:

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                 December 31, 2004                   $  200
                              2005                      200
                              2006                      200
                              2007                      200
                              2008                      200
                        Thereafter                    6,142
                                                     ------

                                                     $7,142
                                                     ======

     Legal  Fees
     -----------

     We paid Mr. Jay Shah, son of Mr. Hasu P. Shah, certain legal fees aggregating $212, $60 and $43 for the years ended December 31, 2003, 2002 and 2001, of which $60, $28 and $10 was capitalized as settlement costs, respectively.


     Hotel Supplies
     --------------

     For the year ended December 31, 2003, we incurred $73 for hotel supplies from Hersha Hotel Supply, of which $20 is included in accounts payable at December 31, 2003. These expenses relate to the hotels operated by the TRS and consolidated in these financial statements

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
          (CONTINUED)

     Advances  to/from  Affiliates
     -----------------------------

     We have approved the lending of up to $10,000 to entities in which our executive officers and trustees own an interest to construct hotels and related improvements on specific hotel projects at interest rates ranging from 10.0% to 12.0%. As of December 31, 2003 and December 31, 2002, amounts due from these entities totaled $5,768 and $1,130, respectively. Interest income from these advances was $636, $207 and $154, respectively for the years ended December 31, 2003, 2002 and 2001, respectively.

     Amounts due to related parties as of December 31, 2003 and 2002, totaled $419 and $1,303, respectively. The balance due at December 31, 2003 consists of $128 payable to HHMLP for administrative and management fees and $313 payable to HHMLP for FF&E reserves. At December 31, 2002 our outstanding balance was primarily related to $1,000 borrowed from Shreenathji Enterprises, Ltd. ("SEL"), an affiliated company. The remainder of the balance of $303 consisted primarily of outstanding payments related to property acquisitions and dispositions between the related parties and interest. We incurred interest expense of approximately $60, $60 and $72 related to these borrowings from SEL for the years ended December 31, 2003, 2002 and 2001, respectively. We borrow from SEL at a fixed rate of 6.0% per annum.

NOTE 7 -  STOCK OPTION PLANS

     Prior to the initial public offering, we adopted the Option Plan and the Trustee's Plan. The Option Plan authorized the issuance of options to purchase up to 650,000 Class B Common Shares and subordinated units and the Trustee's Plan authorized the issuance of options to purchase up to 200,000 Class B Common Shares for our Independent Trustee's. The options granted under the Option Plan and Trustee Plan were exercisable only if (i) we obtained a per share closing price on the Common Shares of $9.00 or higher for 20 consecutive trading days and (ii) the closing price per Common Share for the prior trading day was $9.00 or higher. In addition, no option granted under the either Plan may be exercised more than five years after the date of grant.

     In January 1999, we issued options to several of our Independent Trustee's to purchase 34,000 Class B Common Shares under the Trustee's Plan and also issued options to purchase 500,000 Class B common shares and units under the Option Plan, with an exercise price of $6.00, subject to the price restrictions mentioned above. Of the 500,000 options issued, 433,992 were issued to two of our Trustees for the express purpose of facilitating the HHMLP Share Appreciation Rights Plan (the "HHMLP SAR Plan") while 66,008 were issued to certain management personnel. Participants in the HHMLP SAR Plan are not our employees. We therefore accounted for the option issuance within the scope of SFAS 123. No compensation cost was recorded on the grant date of the options based on the provisions of that fair value based method. All of these options vested on December 11, 2003 based upon the price of our stock achieving the above mentioned prices.

     In December 2003, we have negotiated a buyout of all of the outstanding options related to the HHMLP SAR Plan for $1,028 and recorded this amount as compensation expense during the year. We have also recorded compensation expense of $279 related to 75,714 options that had vested as of December 31, 2003 and were exercised during January 2004. Due to the fact that the Option Plan and Trustee's Plan expired on January 26, 2004, there is no future exposure related to options that had vested and were unexercised as of January 26, 2004 related to the Option Plan or the Trustee's Plan.

NOTE 8 -  DISCONTINUED OPERATIONS

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

     On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party for $6,300 less transfer costs that are estimated at $103. In order to complete the sale of this hotel, the Company is currently carrying $200 of seller financing that is due and payable on October 1, 2003. The note has been extended through July 31, 2004. This financing was completed at an interest rate of 10%. The remaining proceeds from the sale were utilized to payoff $5,997 of the Company's line of credit balance. We recognized a gain of $469 in the third quarter of 2002 on the sale of the property.

     The results of the operations from these hotels are classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001. We did not record any asset sales in 2003 and correspondingly there were no discontinued operations reported in 2003.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 8 -  DISCONTINUED OPERATIONS (CONTINUED)

     The following table sets forth the components of discontinued operations for the years ended December 31, 2002 and 2001:

                                                         2002    2001
                                                         -----  ------
               Percentage lease revenue                  $ 528  $1,542

               Less:
                 Interest expense                          178     653

                 Property taxes and insurance               83     232

                 General and administrative                  8      20

                 Depreciation and amortization             218     579
                                                         -----  ------

                   Income from discontinuing operations  $  41  $   58
                                                         =====  ======

NOTE 9 -  EARNINGS PER SHARE

The following is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share;

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                    2003        2002        2001
                                                                 ----------  ----------  ----------
NUMERATOR:
  Income Before Distribution to Preferred Unitholders, Minority
  Interest and Discontinued Operations                           $    2,801  $    4,040  $    3,118

  Distributions to Preferred Unitholders                              1,195           -           -

  Minority Interest                                                     821       3,238       2,342
                                                                 ----------  ----------  ----------

Income Applicable to Common Shareholders Before
Discontinued Operations                                                 785         802         776

  Discontinued Operations                                                 -         490          58
                                                                 ----------  ----------  ----------

Numerator for Basic Earnings Per Share - Income available to
Common Shareholders                                                     785       1,292         834

Effect of Dilutive Securities:
  Minority Interest                                                     821       3,238       2,342
                                                                 ----------  ----------  ----------

Numerator for Diluted Earnings Per Share - Income Available to
Common Shareholders - After Assumed Conversion                   $    1,606  $    4,530  $    3,176
                                                                 ==========  ==========  ==========

DENOMINATOR:
Denominator for basic earnings per share - weighted average
shares                                                            4,614,316   2,519,820   2,275,000

Effect of Dilutive Securities:
  Stock Options                                                      57,194           -           -
  Minority Interest - Common Partnership Units                    4,829,038   5,099,723   5,021,596
                                                                 ----------  ----------  ----------

    Dilutive Potential Common Shares                              4,886,232   5,099,723   5,021,596
                                                                 ----------  ----------  ----------

Denominator for diluted earnings per share - weighted average
shares and assumed conversion                                     9,500,548   7,619,542   7,296,596
                                                                 ==========  ==========  ==========


Basic Earnings Per Share - Before Discontinued Operations        $     0.17  $     0.32  $     0.34
Discontinued Operations                                          $        -  $     0.19  $     0.03
Basic Earnings Per Share                                         $     0.17  $     0.51  $     0.37
Diluted Earnings Per Share                                       $     0.17  $        -  $        -

     Our earnings per share calculation presents only basic earnings per share in cases where the inclusion of the Common Partnership Units and Series A Preferred Units are deemed to be anti-dilutive to earnings per share.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 9 -  EARNINGS PER SHARE (CONTINUED)

     Options to purchase 534,000 shares of Class B common shares for the years ending December 31, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because the conditions for exercise were greater than the average market price of the common shares, and the options, therefore, were not exercisable.

NOTE 10 - SHAREHOLDERS' EQUITY AND MINORITY INTEREST IN PARTNERSHIP

     As of December 31, 2003, the Priority Class A Common Shares had priority as to the payment of dividends until dividends equal $0.18 per share on a quarterly basis ($.72 per year) and participated equally in additional dividends after the Class B Common Shares received $.18 per share in each quarterly period. The Priority Class A Common Shares carried a liquidation preference of $6.00 per share plus unpaid dividends and vote with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares commenced on the date of the closing of the initial public offering and ended on January 26, 2004.

     There have never been any Class B Common Shares outstanding since our initial public offering on January 26, 1999. The conversion features of the Class B Common Shares into Priority Class A Common Shares are exactly the same as the conversion features of the Hersha Hospitality Limited Partnership (HHLP) Units into Priority Class A Common Shares. The Limited Partnership Units and Class B Common Shares are convertible into Priority Class A Common Shares as of January 26, 2004.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY AND MINORITY INTEREST IN PARTNERSHIP (CONTINUED)

     Preferred  Shares
     -----------------

     The Declaration of Trust authorizes our Board of Trustees to classify any unissued preferred shares and to reclassify any previously classified but unissued preferred shares of any series from time to time in one or more series, as authorized by the Board of Trustees. Prior to issuance of shares of each series, the Board of Trustees is required by Maryland REIT Law and our Declaration of Trust to set for each such series, subject to the provisions of our Declaration of Trust regarding the restriction on transfer of shares of beneficial interest, the terms, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such series. Thus, our Board of Trustees could authorize the issuance of preferred shares with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control in us that might involve a premium price for holders of common shares or otherwise be in their best interest.

     Preferred  Units  of  Limited  Partnership  Interests
     -----------------------------------------------------

     During 2003, CNL purchased a total of 190,266 of convertible preferred limited partnership units (the "Series A Convertible Preferred Units") at a per unit price of $100.00. The Series A Preferred Units have priority over all Common Shares and Partnership Units, as to the payment of dividends at a rate of 10.5% per annum of the original issue price. In addition, the Series A Preferred Units have a liquidation preference of $100 per unit plus accrued and unpaid distributions.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY AND MINORITY INTEREST IN PARTNERSHIP (CONTINUED)

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

     Common  Partnership  Units
     --------------------------

     Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,663 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. On October 21, 2003, we redeemed 1,300,000 limited partnership units at a price of $8.00 per unit, or $10,400 in the aggregate. The redemption price was funded with the proceeds of our public equity offering in October 2003. As of December 31, 2003 we had a payable of $8,951 related to the redemption of a portion of these limited partnership units. The total number of units of limited partnership interest outstanding as of December 31, 2003, 2002 and 2001 was 3,799,723, 5,099,723 and 5,093,220,
     respectively.

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' EQUITY AND MINORITY INTEREST IN PARTNERSHIP (CONTINUED)

     At December 31, 2003 and 2002, the aggregate number of common shares issuable to the limited partners upon exercise of the redemption rights is $3,799,723 and $5,099,723, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING
          ACTIVITIES

     Interest  paid  in  2003,  2002 and 2001 totaled $4,927, $5,364 and $4,445, respectively. The following non-cash investing and financing activities occurred during 2003, 2002 and 2001:

                                                              2003      2002     2001
                                                             -------  --------  -------
     Partnership units issued in connection with repricing
     hotels (Note 10)                                        $     -  $ 2,001   $3,189

     Net Partnership units issued (redeemed) in
     connection with hotel property transactions (Note
     10)                                                     $     -  $(2,000)  $ (330)

     Net debt assumed (transferred) in hotel property
     transactions                                            $     -  $ 8,305   $5,753

     Net related party debt assumed in hotel property
     transactions                                                     $ 1,800   $2,000

     Redemption of minority interest units payable           $ 8,951  $     -   $    -

     Adjustment to minority interest as result of common
     stock issuance                                          $14,650  $     -   $    -

     Common shares issued as part of the Dividend
     Reinvestment Plan                                       $    24  $     -   $    -

     Dividends and distributions payable                     $ 3,407  $ 1,382   $1,325

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB has issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

     Hedging Activities," which is effective for certain transactions arising on or after June 30, 2003. SFAS No. 149 will have no impact on the Company.

     The FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for interim financial periods beginning after June 15, 2003. Based upon the provisions of SFAS No. 150 we evaluated our Convertible Series A Preferred Units, Common Partnership Units and determined that they qualify as equity instruments.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

     FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as revised in December 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It applies for all variable interest entities in the first reporting period beginning after March 15, 2004. The Company will continue to monitor and evaluate the impact of FIN 46 on our financial statements as we purchase interests in joint ventures.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                              QUARTER
                                                   --------------------------------
                                                    1ST     2ND     3RD      4TH
                                                   ------  ------  ------  --------
FISCAL 2003
Total Revenues                                     $3,278  $5,004  $5,447  $ 5,657
  Income Before Distributions to Preferred
  Unitholders, Minority Interest and Discontinued
  Operations                                       $  418  $1,392  $2,156  $(1,165)
  Net Income Allocated to Common Shareholders      $  304  $   34  $  292  $   155
  Basic Earnings Per Common Share and Units        $ 0.12  $ 0.01  $ 0.11  $ (0.07)

FISCAL 2002
  Total Revenues                                   $2,971  $4,039  $4,505  $ 2,933
  Income Before Distributions to Preferred
  Unitholders, Minority Interest and Discontinued
  Operations                                       $  314  $1,272  $1,957  $   497
  Net Income Allocated to Common Shareholders      $  310  $  308  $  297  $   377
  Basic EarningsPer Common Share and Units         $ 0.04  $ 0.12  $ 0.12  $  0.23

FISCAL 2001
  Total Revenues                                   $2,792  $3,424  $3,809  $ 2,520
  Income Before Distributions to Preferred
  Unitholders, Minority Interest and Discontinued
  Operations                                       $   92  $  775  $1,280  $   971
  Net Income Allocated to Common Shareholders      $  116  $  245  $  234  $   239
  Basic Earnings Per Common Share and Units        $ 0.02  $ 0.11  $ 0.10  $  0.14

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 14 - SUBSEQUENT EVENTS

On December 4, 2003 we declared a $0.18 per Class A common share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 16, 2004.

On January 14, 2004, we acquired the 96 room Holiday Inn Express, Hartford, for $3,000 and assumed the underlying ground lease.

On March 11, 2004, we acquired a 55% joint venture interest in the 180-room Four Points by Sheraton Boston/Logan International Airport hotel for approximately $3,000.

Both of  these hotels have been leased to a TRS and managed by HHMLP.

On January 26, 2004, the HHMLP leases for the following hotels expired, and each of these hotels was re-leased to 44 New England (our TRS) on the same date:

               Comfort Inn, Harrisburg, PA
               Holiday Inn, Harrisburg, PA
               Holiday Inn Express, Hershey, PA
               Holiday Inn Express, New Columbia, PA
               Hampton Inn, Selinsgrove, PA
               Hampton Inn, Carlisle, PA

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003 [IN THOUSANDS]
--------------------------------------------------------------------------------

                                                                          GROSS AMOUNTS AT WHICH
                                                                             COSTS CAPITALIZED                CARRIED AT
                                             INITIAL COSTS               SUBSEQUENT TO ACQUISITION         CLOSE OF PERIOD
                                      ------------------------------  ------------------------------  ------------------------
                                                      BUILDINGS AND                    BUILDINGS AND             BUILDINGS AND
DESCRIPTION            ENCUMBRANCES        LAND        IMPROVEMENTS        LAND        IMPROVEMENTS     LAND    IMPROVEMENTS
--------------------  --------------  --------------  --------------  --------------  --------------  --------  -------------
Holiday Inn,
  Harrisburg, PA      $        3,299  $          412  $        1,234  $            -  $        2,796  $    412          4,030
Holiday Inn Express,
  New Columbia, PA             1,747              94           2,510              66             665       160          3,175
Holiday Inn Express,
  Hershey, PA                  4,561             426           2,645             410           3,080       836          5,725
Doubletree Club
  Jamaica, NY                  8,277           1,550           8,793               -               -     1,550          8,793
HIEXP & Suites,
  Harrisburg, PA                   -             213           1,934              81             967       294          2,901
Comfort Inn,
  Harrisburg, PA               2,329               -           2,720             214           1,080       214          3,800
Hampton Inn,
  Selinsgrove, PA              3,202             157           2,511              93           2,217       250          4,728
Hampton Inn,
  Carlisle, PA                 3,833             300           3,109             200           2,072       500          5,181
Hampton Inn,
  Danville, PA                 2,426             300           2,787              99           1,001       399          3,788
                                                                                      --------------  --------
Hampton Inn,
  Hershey, PA                      -             807           5,714               4             136       811          5,850
                                                                                      --------------  --------
Hampton Inn,
  Newnan, GA                   3,197             712           5,504               -              91       712          5,595
                                                                                      --------------  --------
Hampton Inn,
  Peachtree City, GA           2,121             394           3,054               -               8       394          3,062
                                                                                      --------------  --------
Comfort Suites,
  Duluth, GA                   3,146             432           4,343               -              11       432          4,354
                                                                                      --------------  --------
Holiday Inn Express,
  Duluth, GA                   2,610             470           2,912               -              36       470          2,948
                                                                                      --------------  --------
Mainstay Suites
  Frederick, MD                2,894             262           1,049             171           2,891       433          3,940
                                                                                      --------------  --------
Sleep/Mainstay
  KOP, PA                          -           1,133           7,294               -              25     1,133          7,319
                                                                                      --------------  --------
Holiday Inn Express,
  LI City, NY                  5,195           1,500           6,300               -               6     1,500          6,306
                                                                                      --------------  --------
Hampton Inn,
  Linden, NJ                  12,000           1,210          11,961               -               -     1,210         11,961
                                                                                      --------------  --------
Hilton Garden Inn,
  Edison, NJ                  10,000               -          12,159               -               -         -         12,159
                                                                                      --------------  --------

                      $       70,837  $       10,372  $       88,533  $        1,338  $       17,082  $ 11,710  $     105,615
                      ==============  ==============  ==============  ==============  ==============  ========  =============


                                                                           LIFE
                                ACCUMULATED    NET BOOK                    UPON WHICH
                                DEPRECIATION   VALUE LAND                  LATEST INCOME
                                BUILDINGS AND  BUILDINGS AND    DATE OF    STATEMENT IS
DESCRIPTION            TOTAL    IMPROVEMENTS   IMPROVEMENTS   ACQUISITION  COMPUTED
--------------------  --------  -------------  -------------  -----------  --------
Holiday Inn,
  Harrisburg, PA      $  4,442  $       1,175  $       3,267     12/15/94  15 to 40
Holiday Inn Express,
  New Columbia, PA       3,335            473          2,862     12/01/97  15 to 40
Holiday Inn Express,
  Hershey, PA            6,561            789          5,772     10/01/97  15 to 40
Doubletree Club
  Jamaica, NY           10,343            275         10,068     11/01/02  15 to 40
HIEXP & Suites,
  Harrisburg, PA         3,195            344          2,851     03/06/98  15 to 40
Comfort Inn,
  Harrisburg, PA         4,014            497          3,517     05/15/98  15 to 40
Hampton Inn,
  Selinsgrove, PA        4,978            792          4,186     09/12/96  15 to 40
Hampton Inn,
  Carlisle, PA           5,681            746          4,935     06/01/97  15 to 40
Hampton Inn,
  Danville, PA           4,187            431          3,756     08/28/97  15 to 40
                      --------  -------------  -------------
Hampton Inn,
  Hershey, PA            6,661            621          6,040     01/01/00  15 to 40
                      --------  -------------  -------------
Hampton Inn,
  Newnan, GA             6,307            519          5,788     04/20/00  15 to 40
                      --------  -------------  -------------
Hampton Inn,
  Peachtree City, GA     3,456            286          3,170     04/20/00  15 to 40
                      --------  -------------  -------------
Comfort Suites,
  Duluth, GA             4,786            395          4,391     05/19/00  15 to 40
                      --------  -------------  -------------
Holiday Inn Express,
  Duluth, GA             3,418            271          3,147     05/19/00  15 to 40
                      --------  -------------  -------------
Mainstay Suites
  Frederick, MD          4,373            193          4,180     01/01/02  15 to 40
                      --------  -------------  -------------
Sleep/Mainstay
  KOP, PA                8,452            466          7,986     06/01/01  15 to 40
                      --------  -------------  -------------
Holiday Inn Express,
  LI City, NY            7,806            341          7,465     11/01/01  15 to 40
                      --------  -------------  -------------
Hampton Inn,
  Linden, NJ            13,171             75         13,096     10/01/03  15 to 40
                      --------  -------------  -------------
Hilton Garden Inn,
  Edison, NJ            12,159             76         12,083     10/01/03  15 to 40
                      --------  -------------  -------------

                      $117,325  $       8,765  $     108,560
                      ========  =============  =============

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                         2003
                                                                       --------
RECONCILIATION OF REAL ESTATE:
Balance at Beginning of Year                                           $ 91,160
Additions During Year                                                    26,165
Deletions During Year
                                                                       --------
Balance at End of Year                                                 $117,325
                                                                       ========

RECONCILIATION OF ACCUMULATED DEPRECIATION:
Balance at Beginning of Year                                           $  6,312
Depreciation for the Year                                                 2,453
Accumulated Depreciation on Deletions
                                                                       --------
Balance at End of Year                                                 $  8,765
                                                                       ========

The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $89,852.

Depreciation is computed based upon the following useful lives:
Buildings and Improvements                                       15 to 40 years

                                        . . . . . .

                          REPORT OF INDEPENDENT AUDITOR

To the Partners of
  Hersha Hospitality Management L.P.
  New Cumberland, Pennsylvania

     We have audited the accompanying balance sheet of Hersha Hospitality Management L.P. as of December 31, 2003, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Management L.P. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                     REZNICK FEDDER & SILVERMAN


Baltimore, Maryland
March  5,  2004

                          REPORT OF INDEPENDENT AUDITORS

To the Partners of
  Hersha Hospitality Management L.P.
  New Cumberland, Pennsylvania

     We have audited the accompanying balance sheet of Hersha Hospitality Management L.P. as of December 31, 2002, and the related statements of operations, partners' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Management L.P. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                     MOORE STEPHENS, P.C.
                                     Certified Public Accountants.

New York, New York
February  28,  2003

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
BALANCE SHEET
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                               DECEMBER 31,    DECEMBER 31,
                                                              --------------  --------------
                                                                   2003            2002
                                                              --------------  --------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                   $         395   $         217
  Accounts Receivable, less allowance for doubtful accounts
    of $83 and $100                                                     703             775
  Prepaid Expenses                                                      320             139
  Due from Related Party - HHLP                                          17             259
  Due from Related Party - 44 New England                                78               -
  Due from Related Party - HT/CNL Metro                                 500               -
  Due from Related Party - HHLP FF&E Reserves                           324               -
  Due from Related Party - Other                                        458             897
  Other Assets                                                          225             251
                                                              --------------  --------------
  TOTAL CURRENT ASSETS                                                3,020           2,538

Franchise Licenses, Net of accumulated amortization of $201
  and $167                                                              237             276

Property and Equipment, net of accumulated depreciation                 677             863
                                                              --------------  --------------

TOTAL ASSETS                                                  $       4,096   $       3,677
                                                              ==============  ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
  Accounts Payable                                            $       1,514   $       1,134
  Accrued Expenses                                                      617             377
  Other Liabilities                                                       -               5
  Due to Related Parties                                                376             182
  Lease Payments Payable Related Party - HHLP                         2,590           2,562
                                                              --------------  --------------
  TOTAL CURRENT LIABILITIES                                           5,097           4,260

PARTNERS' EQUITY (DEFICIT)                                           (1,163)           (583)
                                                              --------------  --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)              $       3,934   $       3,677
                                                              ==============  ==============


     The Accompanying Notes Are an Integral Part of This Financial Statement

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                     2003            2002            2001
                                                --------------  --------------  --------------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                                  $      26,593   $      24,711   $      25,560
  Restaurant Revenue                                    2,584           2,445           1,880
  Other Revenue                                         3,109           2,782           1,843
                                                --------------  --------------  --------------
TOTAL REVENUES FROM HOTEL OPERATIONS                   32,286          29,938          29,283
                                                --------------  --------------  --------------

EXPENSES:
  Hotel Operating Expenses                             10,863          10,061          10,373
  Restaurant Operating Expenses                         2,273           1,971           1,593
  Advertising and Marketing                             2,112           2,061           2,086
  Bad Debts                                                 8              13             124
  Depreciation and Amortization                           238             250             229
  General and Administrative                            5,218           4,745           4,708
  General and Administrative - Related Parties              -              21             126
  Lease Expense - HHLP                                 12,910          11,433          10,396
  Lease Expense - Other Related Parties                     -               -             703
                                                --------------  --------------  --------------
TOTAL EXPENSES                                         33,622          30,555          30,338
                                                --------------  --------------  --------------

LOSS BEFORE DISCONTINUED
  OPERATIONS                                           (1,336)           (617)         (1,055)

LOSS FROM DISCONTINUED
  OPERATIONS                                                -             (54)            (49)
                                                --------------  --------------  --------------

NET LOSS                                        $      (1,336)  $        (671)  $      (1,104)
                                                ==============  ==============  ==============


     The Accompanying Notes Are an Integral Part of This Financial Statement

----------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STAEMENT OF PARTNER'S EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2003, 2002
and 2001 [IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
----------------------------------------------------------------------------------

                                                 GENERAL    LIMITED
                                                 PARTNER    PARTNERS    TOTAL
                                                ---------  ----------  --------
Partners' Equity (Deficit) - December 31, 2000  $     (5)  $     (70)  $   (75)

Capital Contribution                                   6         710       716
Contributed Franchise Fee Write-Down                   -         (23)      (23)

Net Loss                                             (11)     (1,093)   (1,104)
                                                ---------  ----------  --------

Partners' Equity (Deficit) - December 31, 2001       (10)       (476)     (486)

Capital Contribution                                   6         568       574

Net Loss                                              (7)       (664)     (671)
                                                ---------  ----------  --------

Partners' Equity (Deficit) - December 31, 2002       (11)       (572)     (583)

Capital Contribution                                   8         748       756

Net Loss                                             (13)     (1,323)   (1,336)
                                                ---------  ----------  --------

Partners' Equity (Deficit) - December 31, 2003  $    (16)  $  (1,147)  $(1,163)
                                                =========  ==========  ========


     The Accompanying Notes Are an Integral Part of This Financial Statement

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              2003            2002            2001
                                                         --------------  --------------  --------------
OPERATING ACTIVITIES:
  Net (Loss)                                             $      (1,336)  $        (671)  $      (1,104)
                                                         --------------  --------------  --------------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation                                                   199             209             202
    Amortization                                                    39              48              41
    Allowance for Doubtful Accounts                                (17)             13             124
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                             89             (90)             69
    Prepaid Expenses                                              (181)           (105)            (21)
    Other Assets                                                    26             (20)             27
    Due from Related Parties - HHLP                                242              64             620
    Due from Related Party - 44 New England                        (78)              -               -
    Due from Related Party - HT/CNL Metro                         (500)              -               -
    Due from Related Party - HHLP FF&E Reserve                    (324)              -               -
    Due from Related Parties - Other                               439               -               -
  Increase (Decrease):
    Accounts Payable                                               380            (144)           (361)
    Accounts Payable - Related Party                                 -               -             (60)
    Lease Payments Payable - HHLP                                   28             186            (268)
    Due to Related Parties                                         194            (128)            (21)
    Accrued Expenses                                               240             109            (182)
    Other Liabilities                                               (5)              5             (21)
                                                         --------------  --------------  --------------
  Total Adjustments                                                771             147             149
                                                         --------------  --------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                             (565)           (524)           (955)

INVESTING ACTIVITIES
  Purchase Property and Equipment                                  (23)            (54)           (123)
  Sale of Property and Equipment                                    10               -               5
  Purchase of Franchise Licenses                                     -             (47)            (68)
  Sale of Franchise Licenses                                         -              46              24
                                                         --------------  --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                              (13)            (55)           (162)

FINANCING ACTIVITIES
  Capital Contributed by Partners                                  756             574             716
                                                         --------------  --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          756             574             716

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               178              (5)           (401)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      217             222             623
                                                         --------------  --------------  --------------
CASH AND CASH EQUIVALENTS - END OF YEAR                  $         395   $         217   $         222
                                                         ==============  ==============  ==============


     The Accompanying Notes Are an Integral Part of This Financial Statement

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 -  ORGANIZATION

     Hersha Hospitality Management, L.P., ("HHMLP" or the "Lessee"), was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ("HHLP" or the "Partnership"). The Lessee is owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates that are not owned by the Partnership. HHMLP commenced operations on January 1, 1999 and as of December 31, 2003 leased 14 hotel properties from the Partnership and managed 8 properties in which the Partnership had an ownership interest.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use  of  Estimates
     ------------------

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

     Cash  and  Cash  Equivalents
     ----------------------------

     Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased. We have no cash equivalents at December 31, 2003 or 2002.

     Inventories
     -----------

     Inventories of $44 and $36, consisting primarily of food and beverages and which are included in other assets for the years ended December 31, 2003 and 2002, respectively, are stated at the lower of cost (generally, first-in, first-out) or market.

     Accounts  Receivable
     --------------------

     We are required to make certain estimates related to the allowances for uncollectible accounts. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property  and  Equipment
     ------------------------

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

     The estimated lives used to depreciate the property improvements and equipment are as follows:

     Property Improvements                       15 years
     Furniture Fixtures and Equipment        5 to 7 years
     Software                                     3 years
     Automobiles                                  3 years

     Franchise  Licenses
     -------------------

     The franchise agreements have lives ranging from 10 to 20 years but may be terminated by either party on certain anniversary dates specified in the agreements. The franchise fees are amortized over their respective franchise lives utilizing the straight-line method. Amortization expense was $39, $48 and $41 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Revenue  Recognition
     --------------------

     Revenue  is  recognized  as  earned  when  services  are  rendered.

     Income  Taxes
     -------------

     As a partnership, we are not subject to federal and state income taxes, however, we must file informational income tax returns and the partners must take their respective portion of the items of income or loss into consideration when filing their respective returns.

     Concentration  of  Credit  Risk
     -------------------------------

     Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from our normal business activities. We place our cash with high credit quality financial institutions. We do not require collateral to support our financial instruments. At December 31, 2003 and 2002 we did not maintain any monies in financial institutions that exceeded federally insured amounts.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Advertising  and  Marketing
     ---------------------------

     Advertising and marketing costs are expensed as incurred and totaled $2,112, $2,106 and $2,155 for the years ended December 31, 2003, 2002 and
     2001, respectively. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services. Payments under these agreements related to marketing services amounted to $543, $530 and $549 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Reclassification
     ----------------

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

     We have entered into percentage lease agreements ("Percentage Leases") with HHLP. Each Percentage Lease has an initial non-cancelable term of five years and may be extended for two additional five-year terms at HHMLP's option. As of December 31, 2003, HHMLP had made the determination not to exercise their option to renew any of the leases. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent, (iii) a percentage for room revenues in excess of the incentive threshold amount, and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter. The leases commenced on January 26, 1999.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 3 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
          (CONTINUED)

     Minimum annual lease payments due during the noncancellable portion of the leases are as follows:

           December 31, 2004             $ 5,593
                        2005               4,889
                        2006               3,074
                        2007                 623

                                         -------

           Total                         $14,179
                                         =======

     For the years ended December 31, 2003, 2002 and 2001, we incurred initial fixed rents of $4,889, $3,710, $4,403 and percentage rents of $8,021, $8,251 and $6,698, respectively. As of December 31, 2003 and 2002 the amount due to the Partnership for lease payments was $2,590 and $2,562, respectively.

     Beginning in 2003, we entered into management agreements with affiliates to manage eight hotels. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. Under the management agreements, we generally pay the operating expenses of the hotels. All operating expenses or other expenses incurred by us in performing our authorized duties are reimbursed or borne by the affiliates to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. We are not obligated to advance any of own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

     We receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by us and the affiliates prior to the commencement of each fiscal year beginning in 2004, generally based upon the financial performance of the hotel. For the year ended December 31, 2003, management fees earned totaled $142 and $82 remains receivable from the affiliates as of December 31, 2003.

     We have executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provides for a fee of $10 per property (prorated from the time of acquisition) for each hotel added to the HHLP's portfolio. As of December 31, 2003, 2002 and 2001, $178, $175 and $134 has been earned from operations in each period, respectively.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 3 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY
          TRANSACTIONS (CONTINUED)

     Due  from  Related  Party
     -------------------------

     HHLP balance was $341 and $259 as of December 31, 2003 and 2002, respectively. The December 31, 2003 balance consisted primarily of $324 for a reimbursement for furniture, fixtures and equipment expenditures on behalf of HHLP and a receivable of $17 related to administrative services fees. The December 31, 2002 balance consisted primarily of $259 for a reimbursement for furniture, fixtures and equipment expenditures on behalf of HHLP.

     Due from 44 New England Associates was $78 and $0 as of December 31, 2003 and 2002, respectively. The December 31, 2003 balance consisted of management fees owed to us.

     Due from HT/CNL Metro balance was $500 and $0 as of December 31, 2003 and 2002, respectively. The December 31, 2003 balance consisted primarily of $464 of payroll and related operating expenses paid on behalf of HT/CNL Metro and $36 in management fees.

     Due from other related parties consists of receivables from affiliates of HHMLP, excluding HHLP. The December 31, 2003 and 2002 balance was $458 and $897, respectively. The Due from Related Party balance for both periods consisted primarily of partnership loans created by cash flow deficits existing at certain properties owned by affiliates of HHMLP.

     Due to Related Parties balance was $376 and $182 as of December 31, 2003 and 2002, respectively. The Due to Related Parties balance consists primarily of monies owed to Shreenathji Enterprises, Ltd. ("SEL") an affiliate of HHMLP. These payables relate to borrowings by HHMLP utilized for general working capital purposes of HHMLP.

     Legal  Fees
     -----------

     We paid to Mr. Jay H. Shah, son of Mr. Hasu P. Shah, certain legal fees aggregating $56, $87 and $34 during the years ended December 31, 2003, 2002 and 2001, respectively.

     Hotel  Supplies
     ---------------

     For the years ended December 31, 2003, 2002 and 2001, we paid to Hersha Hotel Supply $468, $925 and $957, respectively, for hotel supplies of which $125 and $86 was in accounts payable at December 31, 2003 and 2002, respectively. These expenses are included in Hotel Operating Expenses and Restaurant Operating Expenses.

     We provide office space to various related entities. The total rent collected for each of the years ended December 31, 2003, 2001 and 2000 was $66.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 3 -  COMMITMENTS AND CONTINGENCIES AND RELATED PARTY
          TRANSACTIONS (CONTINUED)

     During the years ended December 31, 2003, 2002 and 2001, we had advances to related parties of $60, $72 and $66, respectively. These advances were inclusive of repayments from related parties of $298, $128 and $685, respectively. Interest income of $0, $0 and $90, respectively, was recorded on these loans.

NOTE 4 -  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2003 and 2002:

                                                   2003    2002
                                                  ------  ------
               Property Improvements              $  693  $  693
               Furniture, Fixtures and Equipment     642     642
               Software                               43      43
               Automobiles                            69     119
                                                  ------  ------
                                                   1,447   1,497
               Less Accumulated Depreciation         770     634
                                                  ------  ------
               Total Property and Equipment       $  677  $  863
                                                  ======  ======

     Depreciation expense was $199, $209 and $202 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5 -  EMPLOYEE BENEFIT PLANS

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

NOTE 6 -  SELF-INSURANCE PROGRAM

     Effective September 1, 2003, the Partnership has a self-insurance program for hospitalization and medical coverage for its employees. The Partnership limits its losses through the use of stop-loss policies from re-insurers. Specific individual losses for claims are limited to $50 per year. The Partnership's aggregate annual loss is limited to $1,000. The Partnership has provided for claims incurred but not reported at December 31, 2003 of $114, which is included in accrued expenses on the balance sheet.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 7 -  DISCONTINUED OPERATIONS

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

NOTE 8 -  NEW AUTHORITATIVE ANNOUNCEMENTS

     The FASB has issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain transactions arising on or after June 30, 2003. SFAS No. 149 will have no impact on the Company.

     The FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for interim financial periods beginning after June 15, 2003. SFAS No. 150 will have no impact on the Company.

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

     FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was revised in December 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if

--------------------------------------------------------------------------------
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

     the entities do not effectively disperse risks among parties involved. It applies for all variable interest entities in the first in the first period that ends after March 15, 2004. The Company will continue to monitor and evaluate the impact of FIN 46 on our financial statements.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL  DISCLOSURES

     None.

ITEM  9A.     CONTROLS  AND  PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days of the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III

ITEM  10.          TRUSTEES  AND  EXECUTIVE  OFFICERS  OF  OUR  COMPANY

TRUSTEES  AND  EXECUTIVE  OFFICERS

     Our Board of Trustees consists of seven members, five of whom are independent trustees under the rules of the American Stock Exchange. All of the trustees serve staggered terms of two years and the trustees are divided into two classes. Each trustee in Class I holds office for a term expiring at the 2004 annual meeting of shareholders and the election and qualification of his successor and each trustee in Class II holds office initially for a term expiring at the 2005 annual meeting of shareholders and the election and qualification of his successor. Certain information regarding our trustees and executive officers is set forth below.

NAME               AGE                                POSITION
-----------------  ---  ---------------------------------------------------------------------

Hasu P. Shah        59  Chairman of the Board, Chief Executive Officer and Trustee (Class II)
Jay H. Shah         35  President and Chief Operating Officer
Ashish R. Parikh    34  Chief Financial Officer
Neil H. Shah        30  Director of Acquisitions & Development
Kiran P. Patel      54  Corporate Secretary
David L. Desfor     42  Treasurer
K.D. Patel          60  Trustee (Class II)
Michael A. Leven    66  Independent Trustee (Class II)
Donald J. Landry    54  Independent Trustee (Class I)
John M. Sabin       49  Independent Trustee (Class II)
Thomas S. Capello   60  Independent Trustee (Class I)
William Lehr, Jr.   63  Independent Trustee (Class I)

     Hasu P. Shah has been the Chairman of the Board and Chief Executive Officer since our inception in 1998. Mr. Shah is also the founder and CEO of the Hersha Group. Mr. Shah founded Hersha with the purchase of a single hotel in Harrisburg, Pennsylvania in 1984. In the last twenty years, Mr. Shah has developed, owned, or managed over fifty hotels across the Eastern United States and started affiliated businesses in general construction, purchasing, and hotel management. He has earned numerous awards including the Entrepreneur of the Year, the Creating a Voice award, and was recently named a Fellow of Penn State University. Mr. Shah and his wife, Hersha, are active members of the local community and remain involved with charitable initiatives in India as well. Mr. Shah has been an active Rotarian for nearly twenty years and continues to serve as a Trustee of several community service and spiritual organizations including Vraj Hindu Temple and the India Heritage Research Foundation. Mr. Shah received a Bachelors of Science degree in Chemical Engineering from Tennessee Technical University and obtained a Masters degree in Administration from Pennsylvania State University. Mr. Shah is also an alumnus of the Owner and President's Management program at Harvard Business School.

     Jay H. Shah was named President and Chief Operating Officer of Hersha on September 3, 2003. Prior to his appointment, Mr. Shah was a principal in the law firm of Shah & Byler, LLP, which he founded in 1997, and managing director of the Hersha Group. Mr. Shah previously was a consultant with Coopers & Lybrand LLP, served the late Senator John Heinz on Capitol Hill, and was employed by the Philadelphia District Attorney's office and two Philadelphia-based law firms. Mr. Shah received a Bachelor of Science degree from the Cornell University School of Hotel Administration, a Masters degree from the Temple University School of Business Management and a Law degree from Temple University School of Law. Mr. Shah is the son of Hasu P. Shah, our Chairman and Chief Executive Officer.

     Ashish R. Parikh has been Chief Financial Officer of Hersha Hospitality Trust since 1999. Previously, Mr. Parikh was Assistant Vice President in the
Mergers and Acquisition Group for Fleet Financial Group where he developed valuable expertise in numerous forms of capital raising activities including leveraged buyouts, bank syndications and venture financing. Mr. Parikh has also been employed by Tyco International Ltd and Ernst & Young LLP. Mr. Parikh received his MBA from New York University and a BBA from the University of Massachusetts at Amherst. Mr. Parikh is a licensed Certified Public Accountant.

     Neil H. Shah has served as our Director of Acquisitions & Development since May 2002 and had been a principal of the Hersha Group since 2000. Prior to joining Hersha, he served in senior management positions with the Advisory Board Company and the Corporate Executive Board. Mr. Shah graduated with honors from the University of Pennsylvania and the Wharton School with degrees in Management and Political Science. Mr. Shah earned his MBA from the Harvard Business School. Mr. Shah is the son of Hasu P. Shah, our Chairman and Chief Executive Officer.

     Kiran P. Patel is our Secretary and has been a principal of the Hersha Group since 1993. Prior to Hersha, Mr. Patel was employed by AMP Incorporated (electrical component manufacturer), in Harrisburg, Pennsylvania. Mr. Patel serves on various Boards for community service organizations. Mr. Patel received a Bachelor of Science degree in Mechanical Engineering from M.S. University of India and obtained a Masters of Science degree in Industrial Engineering from the University of Texas in Arlington.

     David L. Desfor has served as Treasurer of Hersha since December 2002. Previously, Mr. Desfor has been a principal and comptroller of the Hersha Group since 1992. Mr. Desfor previously co-founded and served as President of a hotel management company focused on conference centers and full service hotels. Mr. Desfor earned his undergraduate degree from East Stroudsburg University in Hotel Administration.

     K.D. Patel currently serves as the President of Hersha Hospitality Management, L.P., the lessee of 14 of our hotels and the manager of all our hotels. Mr. Patel has been a principal of the Hersha Group since 1989. Mr. Patel was previously employed by Dupont Electronics from 1973 to 1990. Mr. Patel is currently a Board member of the International Association of Holiday Inns and has been a member of the Board of Trustees of the regional chapter of the American Red Cross and the Advisory Board of Taneytown Bank and Trust. Mr. Patel has served on our Board of Trustees since our initial public offering in 1999. Mr. Patel received a Bachelor of Science degree in Mechanical Engineering from the M.S. University of India and earned a Professional Engineering License from the Commonwealth of Pennsylvania.

     Michael A. Leven is the Chairman and Chief Executive Officer of US Franchise Systems, Inc. (USFS), which franchises the Microtel, Hawthorn Suites and Best Inns & Suites hotel brands. Prior to forming USFS in 1995, he was President of Holiday Inns Worldwide. During his five-year tenure, the new Holiday Inn Express brand grew from zero to 330 open hotels. From 1985 to 1990, Mr. Leven was President of Days Inn of America leading the company from reorganization of a regional chain to one of the largest brands in the world with over 1,000 units. Mr. Leven is a co-founder of the Asian American Hotel Owners Association (AAHOA) which now has over 7,000 members. Mr. Leven is a Trustee of The Marcus Foundations, serves on the Boards of the Marcus Institute and the Georgia Aquarium, and the United Jewish Communities. He has received honorary doctorate degrees from The Johnson & Wales University and The College of Hospitality and Tourism Management of Niagara University. Mr. Leven has served on our Board of Trustees since 2001. Mr. Leven holds a Bachelor of Arts from Tufts University and a Master of Science from Boston University.

     Donald J. Landry is president and owner of Top Ten, an independent hospitality industry consulting company. Mr. Landry has over thirty years of lodging and hospitality experience in a variety of leadership positions. Most recently, Mr. Landry was the Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. Mr. Landry has also served as an executive officer for Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management. Mr. Landry currently serves on the corporate advisory boards of Unifocus and Campo Architects and numerous non-profit boards. Mr. Landry is a frequent guest lecturer at the Harvard Business School, Cornell University and University of New Orleans. Mr. Landry has served on the Board of Trustees since our 2001 annual meeting. Mr. Landry holds a Bachelor of Science from the University of New Orleans and was the University's Alumnus of the Year in 1999. Mr. Landry is a Certified Hotel Administrator.

     John M. Sabin is Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company. Prior to joining NovaScreen in 2000, he served as Chief Financial Officer of Hudson Hotels Corporation from 1998 to 1999. From 1997 to 1998, Mr. Sabin was with Vistana, Inc., a public vacation time-share company where he held positions of Senior Vice President, Treasurer and CFO. Previously, Mr. Sabin served as an executive with Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. Mr. Sabin also serves on the Board of Competitive Technologies, Inc. Mr. Sabin joined the Board of Trustees on June 30, 2003.

     Thomas S. Capello is a Private Investor and a Consultant specializing in strategic planning, mergers and acquisitions. From 1988 to 1999, Mr. Capello was the President, Chief Executive Officer and Director of First Capitol Bank in York, Pennsylvania. From 1983 to 1988, Mr. Capello served as Vice President and Manager of the Loan Production Office of The First National Bank of Maryland. Prior to his service at The First National Bank of Maryland, Mr. Capello served as Vice President and Senior Regional Lending Officer at Commonwealth National Bank and worked at the Pennsylvania Development Credit Corporation. Mr. Capello is the Chairman of the York regional Board of Directors of Community Bank, Inc. Mr. Capello is an active member for the board of WITF, Martin Library, Motter Printing Company, and Eastern York Dollars for Scholars. Mr. Capello has served on the Board of Trustees since the our initial public offering in January 1999. Mr. Capello is a graduate of the Stonier Graduate School of Banking at Rutgers University and holds an undergraduate degree with a major in Economics from the Pennsylvania State University.

     William Lehr, Jr. retired from Hershey Foods Corporation in 1995. He had been Senior Vice President and Secretary of the Corporation, as well as its Treasurer. During a 28 year career with Hershey Foods, Mr. Lehr had a multitude of diverse responsibilities, including senior management, corporate governance, law, finance, human resources, and public affairs. Mr. Lehr is currently devoting his time to working with various nonprofit organizations in the following capacities. He is Chairman of the Board of Trustees of Lebanon Valley College; Chairman of the Board of the Greater Harrisburg Foundation as well as Chairman of the Capital Region's Early Childhood Training Institute; a director and Vice Chairman of Capital Blue Cross; a director and immediate past Chairman of Americans for the Arts and a director and immediate past President of the Susquehanna Art Museum. Mr. Lehr holds a Bachelor's degree in Business Administration from the University of Notre Dame, where he graduated cum laude, and a law degree from Georgetown University Law Center. Mr. Lehr is also a graduate of the Stanford Executive Program and successfully completed The Governing for Nonprofit Excellence Course at Harvard University's Graduate School of Business Administration.

INDEPENDENT  TRUSTEES

     The Board of Trustees has determined that the members of the Board indicated as "independent" above are independent as that term is defined under the general independence standards in the listing standards of the American Stock Exchange.

COMMITTEES  AND  MEETINGS  OF  THE  BOARD  OF  TRUSTEES

     Trustees' Meetings. Our business is under the general management of our Board of Trustees as provided by our Bylaws and the laws of Maryland. The Board of Trustees holds regular quarterly meetings during our fiscal year and holds additional meetings as needed in the ordinary course of business. The Board of Trustees held four meetings and eight conference calls during 2003. All trustees attended at least 75% of the aggregate of (i) the total number of the meetings of the Board of Trustees and (ii) the total number of meetings of all committees of the Board on which the trustee then served.

     We presently have an Audit Committee, Compensation Committee, Nominating Committee, Acquisition Committee and a Corporate Governance Committee of our Board of Trustees. We may, from time to time, form other committees as circumstances warrant. These committees have authority and responsibility as delegated by the Board of Trustees.

     Audit Committee. We have a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee consists of Messrs. Capello (Chairperson), Landry, Lehr and Sabin, all of whom are independent trustees. The Audit Committee is responsible for the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The Audit Committee met five times during 2003 and discussed relevant topics regarding financial reporting and auditing procedures.

     The Board of Trustees has determined that Mr. Capello is an "audit committee financial expert" as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The Board of Trustees has determined that each of the members of the Audit Committee is financially literate and has accounting or related financial management expertise, as such terms are interpreted by the Board of Trustees.

     Compensation Committee. The Compensation Committee consists of Messrs. Leven (Chairperson), Sabin, Landry and Lehr, all of whom are independent trustees. The Compensation Committee determines compensation for our executive officers and administers our option plan. Because we only paid compensation to one officer in recent years, the Compensation Committee is typically able to address its business in only one meeting during the past years. The Compensation Committee met one time during 2003 and discussed relevant topics regarding compensation and established a formal compensation plan for all officers and trustees for 2004.

     Nominating Committee. The Nominating Committee consists of Messrs. Sabin (Chairperson), Capello and Leven. The Nominating Committee recommends candidates for election as trustees and in some cases the election of officers. The Nominating Committee met two times during 2003 as part of the full board's meetings and discussed relevant topics regarding trustee and officer nominations at the meetings of the Board of Trustees.

     Acquisition Committee. The Acquisition Committee consists of Messrs. Landry (Chairperson),, Leven and Sabin. The Acquisition Committee establishes guidelines for acquisitions to be presented to the Board of Trustees and leads the Board in its review of potential acquisitions presented by management. The Acquisition Committee makes recommendations to the Board and senior management regarding acquisitions and ensures that proper due diligence is conducted on all properties. The Acquisition Committee was established in January, 2004.

     Corporate Governance Committee. The Corporate Governance Committee consists of Messrs. Lehr (Chairperson), Capello and Landry. The Corporate Governance Committee develops and recommends to the Board of Trustees a set of Corporate Governance guidelines and annually reviews these guidelines, considers questions of possible conflicts of interest of Board members and executives and remains informed about existing and new corporate governance standards mandated by the SEC and American Stock Exchange as they apply to us. The Corporate Governance Committee was established in January, 2004.

CODE  OF  ETHICS

     Our Board of Trustees has adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, controller and other executive officers. The Code of Ethics will be posted on our Internet website, www.hersha.com, no later than the date on which the proxy for the 2004 annual meeting is mailed to shareholders. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to the our chief executive officer, chief financial officer, chief accounting officer or controller by posting such information on our Internet website.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based solely upon a review of forms furnished to us pursuant to Rule 16a-3(e) during 2003, the following trustees and executive officers failed to file on a timely basis, or failed to file, the following reports required by Section 16(a) of the Exchange Act during 2003:

Trustee or Officer      Description
----------------------  ------------
Jay H. Shah             Mr. Jay Shah failed to file a Form 3 upon
(President and Chief    becoming President and Chief Operating Officer
Operating Officer)      as of September 3, 2003.

K.D. Patel              Mr. K.D. Patel failed to timely file a Form 4
(Trustee)               reporting his redemption for cash of 362,197
                        units of limited partnership in our operating
                        partnership as of October 22, 2003.  This Form
                        4 was filed on January 5, 2004.

Nayana Gandhi           Ms. Gandhi failed to file a Form 4 reporting
(former owner of more   her redemption for cash of 281,148 units
than 10% of common      of limited partnership in our operating
shares)                 partnership as of October 22, 2003.
                        As of that date, Ms. Ghandi no longer owns
                        more than 10% of our outstanding common shares.

ITEM  11.          EXECUTIVE  COMPENSATION

     Ashish R. Parikh, our Chief Financial Officer, is paid a salary of $90,000 by HHMLP. We have entered into an Administrative Services Agreement with HHMLP to provide accounting and securities reporting services. The terms of the agreement provide for a fee of $10,000 per property per year (prorated from the time of acquisition) for each hotel in our portfolio. A portion of these fees, charged by HHMLP, are allocated to the services of Mr. Parikh.

     No other officers have received or will receive any cash compensation from us for 2003, other than the Trustee's fees for those officers who are trustees.

     Since our inception, we have not paid compensation to our executive officers or other employees. However, beginning with the 2004 fiscal year, we intend to compensate certain of our executive officers, and the Compensation Committee will attempt to establish compensation that is customary in our industry. The following table summarizes the compensation paid or accrued for each of the years ended December 31, 2003, 2002 and 2001.

                             Annual Compensation   Long Term Compensation
                             -------------------   ----------------------
                                                                Securities
Name and                                           Restricted   Underlying    All Other
Principal Position           Year  Salary   Bonus  Share Award  Options/SAR  Compensation
---------------------------  ----  -------  -----  -----------  -----------  ------------
Hasu P. Shah                 2003
  Chairman and Chief         2002
  Executive Officer          2001

Jay H. Shah                  2003
  President and              2002
  Chief Operating Officer    2001

Ashish R. Parikh (1)         2003  $80,000
  Chief Financial Officer    2002   80,000
                             2001   55,000

Kiran P. Patel               2003
  Secretary                  2002
                             2001

David L. Desfor              2003
Treasurer                    2002
                             2001

Neil H. Shah                 2003
  Director of Acquisitions   2002
                             2001

_____________________
(1) Of Mr. Parikh's $90,000 salary that is paid by the Lessee, $80,000 has been designated as related to the services provided per the terms of the Administrative Services Agreement between us and HHMLP. The terms of the agreement provide for a fee of $10,000 per property per year (prorated from the time of acquisition) for each hotel in our portfolio.

OPTION  GRANTS

     There were no option grants to any executive officers or employees during 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                            Number of Unexercised         Value of Unexercised
                                                   Options               In-The Money Options at
                    Shares                  at Fiscal Year-End (1)         Fiscal Year-End (2)
                  Acquired by    Value    --------------------------  ----------------------------
NAME               exercise    Realized   Exercisable  Unexercisable  Exercisable   Unexercisable
----------------  -----------  ---------  -----------  -------------  ------------  --------------
Hasu P. Shah                -  $       -       21,850              -  $     89,585  $            -
Jay H. Shah                 -  $       -            -              -  $          -  $            -
Ashish R. Parikh            -  $       -            -              -  $          -  $            -
Kiran P. Patel              -  $       -       20,864              -  $     85,542  $            -
David L. Desfor             -  $       -            -              -  $          -  $            -
Neil H. Shah                -  $       -            -              -  $          -  $            -

________________________
(1)     Represents  the  number  of  shares  subject  to  outstanding  options.
(2)     Based  on  a price of $10.10 per share, the closing price of our common shares on December
        31,  2003.

     The following graph compares the cumulative total shareholder return on the Priority Common Shares for the period from January 26, 1999 (commencement of operations) through December 31, 2003, with the cumulative total shareholder return for the Standard and Poor's 500 Stock Index and the NAREIT Composite Index for the same period, assuming $100 is invested in the Priority Common Shares and each index and dividends are reinvested quarterly. The performance graph is not necessarily indicative of future investment performance.

                                [GRAPHIC OMITED]

                        1/26/99 (1)  1999   2000   2001   2002   2003
                        -----------  -----  -----  -----  -----  -----
HERSHA                         100    94.5  115.8  130.2  153.2  227.5
S&P 500                        100   119.9  106.9   96.2   74.9   96.4
NAREIT COMPOSITE INDEX         100    93.5  117.7  136.0  143.1  198.1

(1)  The  Company  commenced  operations  on  January  26,  1999.

COMPENSATION  OF  TRUSTEES

     Each independent and non-affiliated trustee is paid $10,000 per year while each affiliated trustee is paid $7,500 per year, payable in quarterly installments. In addition, we will reimburse all trustees for reasonable out-of-pocket expenses incurred in connection with their services on the Board of Trustees.

     In addition, we have adopted the Hersha Hospitality Trust Non-Employee Trustees' Option Plan (the "Trustees' Plan") to provide incentives to attract and retain independent trustees. The Trustees' Plan authorizes the issuance of up to 200,000 common chares. Options issued under the Trustees' Plan are exercisable for five years from the date of grant. The Trustees' Plan provides that in the event the common shares are converted or exchanged into or for any other securities, share grants and options will be granted in such other security. No options under the Trustees' Plan are outstanding as of March 18, 2004.

     A trustee's outstanding options will become fully exercisable if the trustee ceases to serve on the Board of trustees due to death or disability. All awards granted under the Trustees' Plan shall be subject to Board or other approval sufficient to provide exempt status for such grants under Section 16 of the Securities Exchange Act of 1934, as that section and rules thereunder are in effect from time to time. No option may be granted under the Trustees' Plan more than 10 years after the date that the Board of Trustees approved the Plan. The Board of Trustees may amend or terminate the Trustees' Plan at any time but an amendment will not become effective without shareholder approval if the amendment increases the number of shares that may be issued under the Trustees' Plan (other than equitable adjustments upon certain corporate transactions).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of common shares by (i) each shareholder known by us to beneficially own more than five percent of our common shares, (ii) each of our trustees and executive officers, and (iii) all of our trustees and executive officers as a group, each as of March 18, 2004. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. The number of outstanding common shares at March 18, 2004 was 13,571,665. This table assumes that all limited partnership units held by such person or group of persons are redeemed for common shares or, in the case of CNL, exchanged for common shares. The total number of shares outstanding used in calculating the percentage assumes that none of the limited partnership units held by other persons are redeemed for common shares. Limited partnership units generally are not redeemable for common shares until at least one year following the issuance of such units.

                                                            NUMBER    PERCENT OF
NAME OF BENEFICIAL OWNER                                   OF SHARES     CLASS
------------------------                                   ---------  -----------
PERSONS BELIEVED TO OWN IN EXCESS OF 5% OF COMMON SHARES
CNL Hospitality Partners, L.P. (1)                         4,008,601       22.80%
   CNL Center at City Commons
   450 South Orange Avenue
   Orlando, Florida 32801-3336
Deutsche Bank AG and RREEF America, L.L.C.(2)              1,281,500        9.44%
   Taunusanlage 12, D-60325
   Frankfurt am Main
   Federal Republic of Germany
Security Capital Research & Management Incorporated (3)      831,300        6.13%
   11 South LaSalle Street, 2nd Floor,
   Chicago, Illinois 60603
Delaware Management Holdings(4)                              797,800        5.88%
   2005 Market Street
   Philadelphia PA 19103
K. G. Redding & Associates, LLC (5)                        1,645,100       12.12%
   One North Wacker Drive, Suite 4343
   Chicago, IL  60606-2841
OFFICERS AND TRUSTEES:
Hasu P. Shah(6)                                              243,837        1.76%
Neil H. Shah(6)                                              690,905        4.84%
Jay H. Shah(6)                                               742,719        5.19%
K.D. Patel(6)                                                282,393        2.04%
Kiran P. Patel(6)                                             46,969           *
David L. Desfor(7)                                            90,786           *
Ashish R. Parikh                                               2,500           *
John M. Sabin                                                    500           *
Thomas S. Capello                                              7,400           *
Donald J. Landry                                                   -           -
Michael A. Leven                                               2,500           *
William Lehr Jr.                                               1,610           *
Shreenathji Enterprises, Ltd.(6)(8)                           15,454           *
TOTAL FOR ALL OFFICERS AND TRUSTEES (12 PERSONS)(9):       2,127,573       13.46%

____________________
*    Less  than  1%
(1) Reflects information on a Schedule 13D filed by CNL Hospitality Partners, L.P., CNL Hospitality GP Corp., and CNL Hospitality Properties, Inc. on September 5, 2003. CNL has sole dispositive and voting power over all 4,008,601 shares, which consists of (a) 2,816,460 common shares issuable upon exchange of 190,266 Series A Preferred Partnership Units in our operating partnership and (b) 1,192,141 common shares issuable upon exchange of CNL's interest in our joint venture. CNL may only vote its shares to the extent they do not exceed 40% of the total issued and outstanding common shares.


(2)  Based solely on Amendment No. 1 to Schedule 13G filed on February 26, 2004.
(3)  Based  solely  on  Schedule  13G  filed  on  February  17,  2004.
(4)  Based  solely  on  Schedule  13G  filed  on  February  9,  2004.
(5)  Bases  solely  on  Schedule  13G  filed  on  January  14,  2004.
(6)  Represents  limited  partnership  units  owned  by  such  person.
(7) Represents 1,800 Common shares and 88,986 common limited participating units owned by Mr. Desfor.
(8) Shreenathji Enterprises, Ltd. ("SEL") is a limited partnership owned by Hasu P. Shah (12%), Kiran P. Patel (13%), Bharat C. Mehta (15%), Nayana Ghandi (15%), Kanti D. Patel (15%), Jay H. Shah (15%) and Neil H. Shah
     (15%). SEL acquired these Units in exchange for contributions of hotel properties to the Partnership
(9) Includes the limited partnership units owned by Shreenathji Enterprises, Ltd.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In developing our portfolio since our initial public offering in 1999, we have entered into various transactions with our trustees, officers and entities controlled by them, including transactions relating to the leasing and managing of our hotels, acquisitions and dispositions of hotels, loans made by or for the benefit of us, and the purchase of goods and services. Certain of these transactions have been instrumental in the implementation of our business strategy and the growth of our portfolio. Although we have made certain efforts, described below, to ensure that these transactions were negotiated on an arms-length basis, we cannot assure you of this fact or that the terms of these transactions are as favorable to us as those we may have received from unaffiliated third parties. As a result of the growth in our portfolio, our current growth strategy and modifications to the REIT qualification rules, we have adopted certain policies with respect to transactions with our trustees, officers and entities controlled by them. The following is a summary of certain of these transactions, including a description of the transaction, the business purpose for the transaction and our current policy with respect to such a transaction.

PORTFOLIO  FORMATION  TRANSACTIONS  WITH  TRUSTEES  AND  OFFICERS

     In connection with our initial public offering in 1999, entities controlled by our officers and trustees contributed ten hotels to us in exchange for limited partnership units in our operating partnership. Since that time, we have continued to buy hotels from, and sell hotels to, entities controlled by our officers and trustees when a majority of our independent trustees has determined it was in our best interest to do so.

HOTEL  ACQUISITIONS

     We have not, and do not in the future intend to, undertake the risks of developing new hotels. However, since our initial public offering in 1999, we have been able to acquire newly-constructed or newly-renovated hotels from entities controlled by our officers or trustees. Of the 22 hotel properties purchased by us since our initial public offering, 13 were acquired from affiliates, 12 of which were newly-constructed or substantially renovated. In connection with our initial public offering, we entered into an Option Agreement with Hasu Shah, Jay Shah, Neil Shah, K.D. Patel, David Desfor, and Kiran Patel. Pursuant to this agreement, we had the option to purchase any hotels owned or developed by these individuals that was within fifteen miles of any of our hotels or any hotel subsequently acquired by us for two years after such acquisition or development. In September 2003, the parties to this agreement amended the Option Agreement so that (a) the right of first refusal now applies to all hotels owned or developed by the parties, regardless of proximity to our hotels, and (b) the right of first refusal applies to each party until one year after such party ceases to be an officer or trustee. This arrangement gives us access to a pipeline of newly-constructed and newly-renovated hotels, without bearing all the risks associated with development and renovation.

As  of  September 2001, the Board of Trustees has elected to hire an independent accounting firm to review in advance all asset purchases and asset sales between us and related parties. The Board of Trustees will determine the scope of each review on a case-by-case basis. The independent third party accounting firm will review each acquisition or sale to determine if the terms of the transaction are in line with then-current market conditions as well as how the transaction impacts us. The accounting firm then will present its findings to the Board of Trustees to aid it in its evaluation of the terms of the transaction.

     The following table sets forth certain information with respect to all of the acquisitions from entities controlled by our officers or trustees since January 1, 2001.

        HOTEL            ACQUISITION DATE          AFFILIATED SELLERS                PURCHASE PRICE
---------------------  ---------------------  -----------------------------  ---------------------------

Hampton Inn, New       Acquired by our joint  Chelsea Grand East, LLC,       28 million paid by a
York,                  venture with CNL on    in which Hasu Shah owns        joint venture in which
New York               August 29, 2003        a 100% interest.               we own a one-third interest,
                                                                             including $16.4 million in
                                                                             assumed debt and $11.6 in
                                                                             cash.

Doubletree,            October 1, 2002        5544 JFK Associates, in        11.5 million, including
Jamaica, New York                             which Hasu Shah, Jay Shah,     the assumption of $8.7 million
(JFK Airport)                                 Neil Shah, Kiran Patel,        of mortgage debt, the
                                              David Desfor, K.D. Patel       assumption of $1 million
                                              and their immediate families   of related party debt
                                              collectively owned a 86%       and $1.8 million of cash
                                              interest

Mainstay Suites,       January 1, 2002        3044 Associates, in which      5.5 million, including
Frederick, Maryland                           Hasu Shah, Jay Shah, Neil      the assumption of $3.3
                                              Shah, Kiran Patel, David       million of debt, the
                                              Desfor, K.D. Patel and         assumption of $0.8 million
                                              their immediate families       of related party debt and $1.6
                                              collectively owned a 82%       million of cash
                                              interest

Holiday Inn Express,   November 1, 2001       Metro Two Hotel, LLC, in       8.5 million, including the
Long Island City,                             which Hasu Shah, Jay Shah,     assumption of $6.5 million
New York                                      Kiran Patel and K.D. Patel     of mortgage debt, $1.5 million
                                              and their immediate families   of cash, and $0.5 million of
                                              collectively owned a 88%       common limited partnership
                                              interest                       units in our operating
                                                                             partnership

Mainstay Suites and    August 1, 2001         3244 Associates, in which      9.4 million, including the
Sleep Inn Hotel,                              Hasu Shah, Jay Shah, Kiran     assumption of $6.8 million
King of Prussia,                              Patel and K.D. Patel and       of mortgage debt, the
Pennsylvania                                  their immediate families       assumption of $1 million
                                              collectively owned a 82%       of related party debt and $1.6
                                              interest                       million of cash

HOTEL  ACQUISITION  REPRICING

     Each of these hotels were newly-developed or newly-renovated hotels that did not have an operating history on which we could base purchase price decisions. In buying these hotels we have utilized, a "re-pricing" methodology that, in effect, adjusts the initial purchase price for the hotel, one or two years after we initially purchase the hotel, based on the actual operating performance of the hotel during the previous twelve months.

     The initial purchase price for each of these hotels was based upon management's projections of the hotel's performance for one or two years following our purchase. The leases for these hotels provide for fixed initial rent for the one- or two-year adjustment period that provides us with a 12% annual yield on the initial purchase price, net of certain expenses. At the end of the one- or two-year period, we calculate an initial value for the hotel, based on the actual net income during the previous twelve months, net of certain expenses, such that it would have yielded a 12% return. We then apply the percentage rent formula to the hotel's historical revenues for the previous twelve months on a pro forma basis. If the pro forma percentage rent formula would not have yielded a pro forma annual return to us of 11.5% to 12.5% based on this calculated value, this value is adjusted either upward or downward to produce a pro forma return of either 11.5% or 12.5%, as applicable. If this final purchase price is higher than the initial purchase price, then the seller of the hotel will receive consideration in an amount equal to the increase in price. If the final purchase price is lower than the initial purchase price, then the sellers of the hotel will return to us consideration in an amount equal to the difference. Any purchase price adjustment will be made either in common limited partnership units in our operating partnership or cash as determined by our Board of Trustees. Any common limited partnership units issued by us or returned to us as a result of the purchase price adjustment will be based upon a value per unit approved by our Board of Trustees, including our independent trustees. The sellers are entitled to receive quarterly distributions on the common limited partnership units prior to the units being returned to us in connection with a downward purchase price adjustment. In addition, the sellers are not entitled to receive any retroactive distributions in connection with any upward purchase price adjustment.

     The five hotel purchases described in the table above are subject to future re-pricing. We originally purchased these hotels with anticipated repricing dates from December 31, 2002 to December 31, 2004. Due to the then-current operating environment, the ramp up and stabilization for these newly-built properties is expected to take longer than initially projected. As a result, effective January 1, 2003, we entered into an agreement with the sellers of these five hotels to extend the repricing periods for these hotels. At the same time, we amended the percentage leases with HHMLP for these hotels to extend the initial fixed rent period to coincide with the extension period of the repricing and to delay the transition to percentage rent. In addition, we have the right to sell each of these properties back to the entities that initially sold the hotels to us at the end of the applicable repricing period if adequate stabilization has not occurred during the repricing period for a price not less than the purchase price of the asset.

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

DISPOSITIONS

     Since our initial public offering in 1999, we have sold a total of eight hotels, including four hotels sold back to entities controlled by our officers or trustees at the same price at which we acquired the hotels from those entities. All sales to these entities were in situations were we believed an independent buyer would demand seller financing, which we were not willing to provide. We do not intend to sell hotels to such entities in the future.

     Effective as of January 1, 2002, we sold the Sleep Inn, Coraopolis, Pennsylvania to 1944 Associates, an entity in which Hasu Shah, Jay Shah, Neil Shah, Kiran Patel, K.D. Patel and David Desfor have a 74% interest, for approximately $5.5 million, including the assumption of approximately $3.5 million in indebtedness, and redemption of 327,038 common limited partnership units valued at approximately $2.0 million. We initially purchased this property from this same entity as of October 1, 2000 for $5.5 million. The buyer is currently looking for a third party buyer. This sale was supported by an analysis of the property by an independent accounting firm and was approved by our independent trustees. We do not intend to sell hotels to our affiliates in the foreseeable future.

     On April 1, 2001, we sold the Best Western in Indiana, Pennsylvania back to the entity that sold us that property for $2.2 million (the same price at which we acquired that hotel), including the assumption of approximately $1.4 million in indebtedness. The acquiring entity was controlled by Hasu P. Shah, Jay H. Shah, Kiran P. Patel and K.D. Patel. This entity then sold the hotel on May 1, 2001 for approximately $2.2 million, including the assumption of approximately $1.4 million in indebtedness, $400,000 of cash, and seller financing in the amount of approximately $400,000. We did not sell this hotel directly to the independent buyer because we did not want to expose ourselves to the risks associated with carrying an unsecured or secondary mortgage.

     On November 1, 2001, we sold the Comfort Inn in McHenry, Maryland to the entity that sold the hotel to us for approximately $1.8 million (the same price at which we acquired that hotel), including the assumption of approximately $1.2 million in indebtedness. The acquiring entity was controlled by Hasu P. Shah, Jay H. Shah, Kiran P. Patel and K.D. Patel. This entity then sold the hotel on November 10, 2001 for approximately $2.0 million, including the assumption of approximately $1.2 million in indebtedness, $300,000 in cash and seller financing in the amount of approximately $500,000. We did not sell this hotel directly to the independent buyer because we did not want to expose ourselves to the risks associated with carrying an unsecured or secondary mortgage.

     On November 1, 2001, we sold the Comfort Inn Riverfront in Harrisburg, Pennsylvania back to the entity that sold the hotel to us for approximately $3.5 million (the same price at which we acquired that hotel), including the assumption of approximately $2.5 million in indebtedness. This entity was controlled by Hasu P. Shah, Jay H. Shah and Neil H. Shah, and then sold the hotel in April 2002 for approximately $3.6 million, including the assumption of approximately $2.8 million in indebtedness, $300,000 in cash and seller financing in the amount of approximately $500,000. We did not sell this hotel directly to the independent buyer because we did not want to expose ourselves to the risks associated with carrying an unsecured or secondary mortgage.

          HOTEL DEVELOPMENT LOANS

     We have approved the lending of up to $10.0 million to entities owned in part by Hasu P. Shah, Jay H. Shah Kiran P. Patel, Neil H. Shah, David L. Desfor and K.D. Patel to construct hotels and related improvements on specific hotel projects. These loans are secured by unrecorded liens on the development projects and pledges of any limited partnership units in our operating partnership owned by persons or entities borrowing the funds. In addition to the option described above, we maintain the first right of refusal to purchase the hotel assets collateralized by these development loans. We have previously purchased three hotels that were developed using these funds. As of December 31, 2003, these affiliates owed us $5.8 million related to this borrowing. These affiliates have borrowed this money from us at interest rates ranging from 10% to 12% per annum. Interest income from these advances was $207,000 for the year ended December 31, 2002 and $636,000 for the year ended December 31, 2003. These loans were approved by our independent trustees. We intend to continue to use these loans to facilitate our acquisitions of newly-constructed hotels, consistent with our strategy of avoiding the risks associated with developing hotels directly but still maintaining an acquisition pipeline of newly-constructed and newly-renovated projects.

          GUARANTEES

     As required due to the size of our company at the time of the loans, lenders required that Mr. Hasu P. Shah guarantee the indebtedness related to four of the hotels, and the bankruptcy of Mr. Shah would constitute a default under the related loan documents. Three of these four loans were paid in full with the proceeds of our equity offering in October 2003. We do not intend to allow officers or trustees to guarantee our loans in the future.

          LOANS FROM SHREENATHJI ENTERPRISES, LTD.

     We borrowed funds from Shreenathji Enterprises, Ltd., a company owned by Hasu P. Shah (12%), Kiran P. Patel (13%), Bharat C. Mehta (15%), Nayana Ghandi (15%), Kanti D. Patel (15%), Jay H. Shah (15%) and Neil H. Shah (15%). No borrowings were outstanding from Shreenathji Enterprises, Ltd. as of December 31, 2003. The highest outstanding amount of borrowings from Shreenathji Enterprises since January 1, 2002 was approximately $1.0 million. Shreenathji Enterprises, Ltd. funded our loan with the proceeds from a loan it received from a third party financial institution which was secured by one of our properties. The third party financial institution required the loan to be made through Shreenathji Enterprises, Ltd. instead of us because it had a prior relationship with Shreenathji Enterprises, Ltd. We do not intend to borrow funds from related parties in the future.

LEASES AND MANAGEMENT AGREEMENTS WITH HHMLP

     As of December 31, 2003, fourteen of our hotels are leased to HHMLP. Each percentage lease with HHMLP has an initial non-cancelable term of five years. All, but not less than all, of the percentage leases for these hotels may be extended for an additional five-year term at HHMLP's option. At the end of the first extended term, HHMLP, at its option, may extend some or all of the percentage leases for these hotels for an additional five-year term. Pursuant to the terms of the percentage leases, HHMLP is required to pay initial fixed rent, base rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotel after the payment of certain operating expenses. Total rent payments to us from HHMLP for 2003 and 2002 were $12.9 million and $11.4 million, respectively. For 2003 and 2002, HHMLP had net loss of $1.28 million and $0.67 million, respectively.

     As of December 31, 2003, six of our hotels, each of which is leased to our wholly-owned TRS, are managed by HHMLP pursuant to management agreements. In addition, the hotel owned by our joint venture with CNL is managed by HHMLP pursuant to a management agreement. Total payments to HHMLP pursuant to these management agreements for 2003 were $142,000.

     The reason we do not operate our own hotels is that we are not permitted to do so by the REIT qualification rules. Furthermore, under the REIT qualification rules in effect prior to 2001, we were generally required to lease our hotels to a third party and as a result, we lease eight of our hotels to HHMLP. However, the REIT rules that prompted this structure were recently modified and the new rules permit a REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, since the time of the rule modification we have leased twelve hotels, whose leases with a third party lessee expired, to a wholly-owned TRS which pays us qualifying rents. We intend to eventually lease all our hotels to a TRS. As their leases expire, we will re-lease to our wholly-owned TRS the eight hotels currently leased to HHMLP. As of October 2003, HHMLP agreed to waive its rights to extend the lease terms of these eight hotels.

     The following table shows the expiration date of the leases for our eight hotels leased to HHMLP:

     Hampton Inn, Danville, PA                       September 1, 2004
     Holiday Inn Express and Suites, Harrisburg, PA  September 1, 2004
     Hampton Inn, Hershey, PA                        December 31, 2005
     Mainstay Suites, King of Prussia, PA            June 1, 2006
     Sleep Inn, King of Prussia, PA                  June 1, 2006
     Holiday Inn Express, Long Island City, NY       November 1, 2006
     Mainstay Suites, Frederick, MD                  December 31, 2006
     Doubletree, Jamaica, NY                         October 1, 2007

UNIT  REDEMPTION

     On October 22, 2003, K.D. Patel, a Trustee, redeemed 362,197 units of limited partnership interest in our operating partnership for $8.00 per unit in cash. After that redemption, Mr. K.D. Patel continued to own 282,393 units.

MISCELLANEOUS  SERVICES  PROVIDED  BY  AFFILIATED  ENTITIES

ADMINISTRATIVE  SERVICES  AGREEMENT  WITH  HHMLP

     We have entered into an Administrative Services Agreement with HHMLP for HHMLP to provide accounting and securities reporting services to us. The terms of the agreement provide for a fixed annual fee of $75,000 with an additional fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to our portfolio. A portion of these fees, charged by HHMLP, are allocated to the services of Ashish Parikh, our CFO. For 2003 and 2002, we incurred administrative service fee expenses of $178,000 and $175,000, respectively. As of December 31, 2003 and December 31, 2002, we owed HHMLP $313,000 and $303,000, respectively for replacement FF&E reserve reimbursements. We believe that because of our current size it is more cost effective to outsource these services. We will reevaluate this policy as we continue to grow.

          PAYMENTS TO SHAH & BYLER LAW FIRM

     We have paid to the law firm of Shah & Byler and its predecessor, Shah Ray & Byler, LLP, whose former senior partner, Jay H. Shah is now our President and Chief Operating Officer and is the son of Hasu P. Shah, legal fees aggregating $211,568 and $60,000 during 2003 and 2002, respectively. Mr. Shah has resigned from the law firm and relinquished all ownership and control of the firm. Mr. Shah will continue as counsel to the law firm and may receive compensation from the firm for prior client origination. We intend to continue to use the services of Shah & Byler.

          PAYMENTS TO HERSHA CONSTRUCTION COMPANY

     HHMLP has engaged Hersha Construction Company, currently owned by Hasu P. Shah, Jay H. Shah, Neil Shah, Kiran P. Patel, K.D. Patel, David Desfor and other investors, from time to time to perform construction work related to the renovation of our hotel properties. For 2003 and 2002, HHMLP paid Hersha Construction Company $0, and $4,000, respectively. Hersha Construction Company is not HHMLP's only provider of these services and must bid with a number of unaffiliated providers for our business.

          PAYMENTS TO HERSHA HOTEL SUPPLY COMPANY

     HHMLP has purchased hotel supplies for our hotel properties from time to time from Hersha Hotel Supply Company, currently owned by Hasu P. Shah, Jay H. Shah, Neil Shah, Kiran P. Patel, K.D. Patel and other investors. For 2003 and 2002, HHMLP paid Hersha Hotel Supply Company $468,000 and $925,000, respectively. Hersha Hotel Supply Company is not HHMLP's only provider of hotel supplies and must bid with a number of unaffiliated suppliers for our business.

ITEM  14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Hersha's principal independent accountant for fiscal years 1999 through 2002 was Moore Stephens, P.C. Hersha's principal independent accountant for the 2003 fiscal year was Reznick, Fedder & Silverman, P.C. Currently, no principal independent accountant has been selected for the 2004 fiscal year. The selection of an principal independent accountant for the 2004 fiscal year will be addressed in Hersha's proxy statement in connection with the 2004 annual meeting.

We have provided below certain information with respect to each of Moore Stephens and Reznick Fedder & Silverman.

MOORE  STEPHENS

     During the fiscal years ended December 31, 2002 and December 31, 2003, Moore Stephens billed us the fees set forth below in connection with services rendered by that firm.

          AUDIT FEES

     For professional services rendered by Moore Stephens for the audit of our annual financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and other services provided in connection with statutory and regulatory filings, Moore Stephens billed us fees in the aggregate amount of $78,500 during the 2002 fiscal year and $64,547 during the 2003 fiscal year.

          AUDIT RELATED FEES

     Moore Stephens did not render or charge us for any services related to the performance of the audit or review of the registrants financial statements and not reported under "Audit Fees" above during 2002 or 2003.

          TAX FEES

     Moore Stephens did not render or charge us for any services related to tax compliance, tax advice and tax planning matters during 2002 or 2003.

          ALL OTHER FEES

     For professional services other than those described above, Moore Stephens billed us fees in the aggregate amount of $12,200 during 2002 and $4,062 during 2003. There were no fees charged for services rendered in connection with the performance of internal audit procedures.

          REZNICK FEDDER & SILVERMAN

     During the fiscal years ended December 31, 2002 and December 31, 2003, Reznick Fedder & Silverman billed us the fees set forth below in connection with services rendered by that firm.

          AUDIT FEES

     For professional services rendered by Reznick Fedder & Silverman for the audit of our annual financial statements, reviews of the financial statements included in the our Quarterly Reports on Form 10-Q, and other services provided in connection with statutory and regulatory filings, Reznick Fedder & Silverman billed us no fees during the 2002 fiscal year and $40,000 during the 2003 fiscal year.

          AUDIT RELATED FEES

     Reznick Fedder & Silverman did not render or charge us for any services related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above during 2002 or 2003.

          TAX FEES

     For professional services rendered by Reznick Fedder & Silverman for tax compliance, tax advice and tax planning matters, Reznick Fedder & Silverman billed us fees in the aggregate amount of $26,506 during the 2002 fiscal year and $41,141 during the 2003 fiscal year.

          ALL OTHER FEES

     For professional services other than those described above, Reznick Fedder & Silverman billed us fees in the aggregate amount of $8,000 during 2002 and $51,500 during 2003. These fees related to the performance of certain agreed upon procedures with respect to hotel properties we considered acquiring during the respective years and, in 2003, services related to our public equity offering. There were no fees charged for services rendered in connection with the performance of internal audit procedures.

PRE-APPROVAL  POLICIES  FOR  PERMISSABLE  NON-AUDIT  SERVICES

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor prior to engagement of the auditor for each such service. All of the non-audit services described above were approved by the audit committee in advance if the services being provided.

                                     PART IV

ITEM  15.          EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)     Financial  Statements

INDEX  TO  FINANCIAL  STATEMENTS

       HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
       Reports of Independent Auditors
       Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended December
            31, 2003, 2002 and 2001
       Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 2003, 2002 and 2001
       Consolidated Statements of Cash Flows for the years ended December
            31, 2003, 2002 and 2001
       Notes to Consolidated Financial Statements
       Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2003

       HERSHA HOSPITALITY MANAGEMENT, L.P.
       Reports of Independent Auditors
       Balance Sheets as of December 31, 2003 and 2002
       Statement of Operations for the years ended December 31, 2003, 2002 and 2001
       Statements of Partners' Equity (Deficit) for the years ended December
            31, 2003, 2002 and 2001
       Statements of Cash Flows for the years ended December 31, 2003,
           2002 and 2001
       Notes to Financial Statements

(b)   Reports on Form 8-K

      No Current Reports on Form 8-K were filed by us during the fourth quarter of 2003.

(c)   Exhibits

3.1   Amended and Restated Declaration of Trust of the Registrant.**

3.2 Articles Supplementary of Hersha Hospitality Trust which classify and designate 350,000 preferred shares of beneficial interest as Series A Preferred Shares of beneficial interest, par value $.01 per share (filed as Exhibit 3.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

3.3   Bylaws of the Registrant.*

4.1   Form of Common Share Certificate*

4.2 Excepted Holder Agreement, dated April 21, 2003, by and among CNL Hospitality Properties, Inc., CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partnership (filed as
      Exhibit 4.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.1 Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership*

10.2 Option Agreement dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H, Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran
      P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, and the Partnership*

10.3  Amendment to Option Agreement dated December 4, 1998*

10.4 Contribution Agreement, dated June 3, 1998, between Shree Associates, Devi Associates, Shreeji Associates, Madhusudan I. Patni and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror*

10.5 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror*

10.6 Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2000)

10.7  Form of Percentage Lease*

10.8 Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.*

10.9 Purchase Agreement, dated December 4, 2001, between Metro Two Hotel, LLC, as Seller, and HHLP Hunters Point, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2001)

10.10 Securities Purchase Agreement, dated as of April 21, 2003, among CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partners (filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.11 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.12 Standstill Agreement, dated as of April 21, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, CNL Hospitality Partners, L.P. and CNL Financial Group, Inc. (filed as Exhibit 10.3 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.13 Registration Rights Agreement, dated April 21, 2003, between CNL Hospitality Partners, L.P. and Hersha Hospitality Trust (filed as Exhibit
      10.4 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.14 Limited Partnership Agreement of HT/CNL Metro Hotels, LP, dated as of April 21, 2003 (filed as Exhibit 10.5 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.15 Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 (File No. 333-113061)).

21    List of Subsidiaries of the Registrant***

23.1  Consent of Moore Stephens, P.C.***

23.2  Consent of Reznick Fedder & Silverman, P.C.***

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

_____________________

* Filed with the SEC as an exhibit to Hersha Hospitality Trust's registration statement on Form S-11, as amended, Registration No. 333-56087, and incorporated herein by reference.
** Filed with the SEC as an exhibit to the registration statement on Form S-2, Registration No. 333-109100, filed on September 25, 2003, and incorporated herein by reference.
***   Filed herewith.



(d)   Financial  Statement  Schedules

      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001 included in Item 8 on page 77 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA  HOSPITALITY  TRUST


March  23,  2004
                               /s/  Hasu  P.  Shah
                               Hasu  P.  Shah
                               Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                         DATE
--------------------------              -----                         ----


/s/  Hasu  P.  Shah
--------------------------   Chairman of the Board and Chief      March 23, 2003
        Hasu P. Shah         Executive Officer (Principal
                             Executive Officer)

/s/  Thomas S. Capello
--------------------------   Trustee                              March 23, 2003
      Thomas S. Capello

/s/  John M. Sabin
--------------------------   Trustee                              March 23, 2003
      John M. Sabin

/s/  Donald J. Landry
--------------------------   Trustee                              March 23, 2003
      Donald J. Landry

/s/  William Lehr, Jr.
--------------------------   Trustee                              March 23, 2003
      William Lehr, Jr.

/s/  Michael A. Leven
--------------------------   Trustee                              March 23, 2003
      Michael A. Leven

/s/  K.D. Patel
--------------------------   Trustee                              March 23, 2003
      K.D. Patel

/s/  Ashish R. Parikh
--------------------------   Chief Financial Officer (Principal   March 23, 2003
     Ashish R. Parikh        Financial Officer)

/s/  David Desfor
--------------------------   Controller (Principal Accounting     March 23, 2003
      David Desfor           Officer)

List  of  Exhibits

     Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.

3.1   Amended and Restated Declaration of Trust of the Registrant.**

3.2 Articles Supplementary of Hersha Hospitality Trust which classify and designate 350,000 preferred shares of beneficial interest as Series A Preferred Shares of beneficial interest, par value $.01 per share (filed as Exhibit 3.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

3.3   Bylaws of the Registrant.*

4.1   Form of Common Share Certificate*

4.2 Excepted Holder Agreement, dated April 21, 2003, by and among CNL Hospitality Properties, Inc., CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partnership (filed as
      Exhibit 4.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.1 Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership*

10.2 Option Agreement dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H, Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran
      P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, and the Partnership*

10.3  Amendment to Option Agreement dated December 4, 1998*

10.4 Contribution Agreement, dated June 3, 1998, between Shree Associates, Devi Associates, Shreeji Associates, Madhusudan I. Patni and Shreenathji Enterprises, Ltd., as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror*

10.5 Contribution Agreement, dated June 3, 1998, between Shree Associates, as Contributor, and Hersha Hospitality Limited Partnership, as Acquiror*

10.6 Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2000)

10.7  Form of Percentage Lease*

10.8 Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.*

10.9 Purchase Agreement, dated December 4, 2001, between Metro Two Hotel, LLC, as Seller, and HHLP Hunters Point, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2001)

10.10 Securities Purchase Agreement, dated as of April 21, 2003, among CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partners (filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.11 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.12 Standstill Agreement, dated as of April 21, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, CNL Hospitality Partners, L.P. and CNL Financial Group, Inc. (filed as Exhibit 10.3 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.13 Registration Rights Agreement, dated April 21, 2003, between CNL Hospitality Partners, L.P. and Hersha Hospitality Trust (filed as Exhibit
      10.4 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.14 Limited Partnership Agreement of HT/CNL Metro Hotels, LP, dated as of April 21, 2003 (filed as Exhibit 10.5 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.15 Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 (File No. 333-113061)).

21    List of Subsidiaries of the Registrant***

23.1  Consent of Moore Stephens, P.C.***

23.2  Consent of Reznick Fedder & Silverman, P.C.***

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

_____________________
* Filed with the SEC as an exhibit to Hersha Hospitality Trust's registration statement on Form S-11, as amended, Registration No. 333-56087, and incorporated herein by reference.
** Filed with the SEC as an exhibit to the registration statement on Form S-2, Registration No. 333-109100, filed on September 25, 2003, and incorporated herein by reference.
***   Filed herewith.