Form 10-Q
period 2004-03-31
HERSHA HOSPITALITY TRUST
filed 2004-05-17
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 31, 2004, the number of outstanding Priority Class A Common Shares of Beneficial Interest outstanding was 13,571,665.

                            HERSHA HOSPITALITY TRUST


                      TABLE OF CONTENTS FOR FORM 10-Q REPORT

ITEM NO.                                                                          PAGE
--------                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          HERSHA HOSPITALITY TRUST
          Balance Sheets as of March 31, 2004 [Unaudited]
          and December 31, 2003 (Restated). . . . . . . . . . . . . . . . . . . .    2
          Consolidated Statements of Operations for the three months ended
          March 31, 2004 and 2003 [Unaudited] . . . . . . . . . . . . . . . . . .    3
          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2004 and 2003 [Unaudited] . . . . . . . . . . . . . . . . . .    4
          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .    5

          HERSHA HOSPITALITY MANAGEMENT, L.P.
          Balance Sheets as of March 31, 2004 [Unaudited] and
          December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
          Statements of Operations for the three months ended
          March 31, 2004 and 2003 [Unaudited] . . . . . . . . . . . . . . . . . .   23
          Statements of Cash Flows for the three months ended
          March 31, 2004 and 2003 [Unaudited] . . . . . . . . . . . . . . . . . .   24
          Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .   25

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . .   37

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .   37

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .   38
 Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .   38
 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . .   38
 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . .   38
 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .   38
 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .   38

PART I.       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

==========================================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

==========================================================================================================

                                                                                 UNAUDITED      RESTATED
                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2004           2003
                                                                                -----------  --------------
ASSETS:
    Cash and cash equivalents                                                   $    8,469   $      40,707
    Investment in Hotel Properties, net
      of Accumulated Depreciation                                                  153,792         121,076
    Notes Receivable - Related Party                                                15,000          15,000
    Notes Receivable                                                                 3,200             200
    Escrow Deposits                                                                  2,057           2,160
    Accounts Receivable                                                              1,509             223
    Lease Payments Receivable - Related Party                                            -           2,590
    Intangibles, net of Accumulated Amortization of $1,142 and $893                  1,683           1,322
    Due from Related Party                                                           8,164           5,768
    Investment in Joint Ventures                                                     6,984           6,576
    Other Assets                                                                     1,715             946
                                                                                -----------  --------------

TOTAL ASSETS                                                                    $  202,573   $     196,568
                                                                                ===========  ==============

LIABILITIES AND SHAREHOLDERSEQUITY:
    Mortgages Payable                                                           $   78,875   $      70,837
    Notes Payable                                                                    1,000           1,000
    Line of Credit                                                                   1,230               -
    Capital Lease Payable                                                              500               -
    Common Partnership Unit Redemption Payable                                           -           8,951
    Advance Deposits                                                                   130               -
    Deferred Income                                                                     96               -
    Dividends and Distributions Payable                                              3,454           3,407
    Due to Related Party                                                             4,298             419
    Accounts Payable and Accrued Expenses                                            4,607           1,523
                                                                                -----------  --------------

    TOTAL LIABILITIES                                                               94,190          86,137
                                                                                -----------  --------------

COMMITMENTS AND CONTINGENCIES                                                            -               -

MINORITY INTEREST:
    Series A Preferred Units                                                        17,080          17,080
    Common Units                                                                    15,773          21,891
    Joint Venture Interest in Logan Hospitality                                      2,338               -
    Minority Interest - HHMLP                                                       (2,648)              -
                                                                                -----------  --------------
    TOTAL MINORITY INTEREST                                                         32,543          38,971
                                                                                -----------  --------------

SHAREHOLDERSEQUITY:
    Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized,
    None Issued and Outstanding                                                          -               -

    Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares  31, 2004
    Authorized, 13,571,665 and 12,355,075 Shares Issued and Outstanding at March
    and December 31, 2003, Respectively (Aggregate Liquidation Preference $-0-
    and $74,130, respectively)                                                         136             124

    Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized,
    None Issued and Outstanding                                                          -               -

    Additional Paid-in Capital                                                      84,133          76,217
    Additional Paid-in Capital - Stock Options                                           -             279
    Distributions in Excess of Net Earnings                                         (8,429)         (5,160)
                                                                                -----------  --------------

    TOTAL SHAREHOLDERS' EQUITY                                                      75,840          71,460
                                                                                -----------  --------------

TOTAL LIABILITIES AND SHAREHOLDERSEQUITY                                        $  202,573   $     196,568
                                                                                ===========  ==============


    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

=======================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
=======================================================================================

                                                                MARCH 31,    MARCH 31,
                                                                  2004         2003
                                                               -----------  -----------
REVENUE:
  Percentage Lease Revenues - HHMLP                            $    1,884   $    2,534
  Percentage Lease Revenues - Other                                     -          700
  Hotel Operating Revenues                                          5,470            -
  Interest                                                             74            -
  Interest - Secured Loans Related Party                              353           25
  Interest - Secured Loans                                             39            -
  Other Revenue                                                        94           19
                                                               -----------  -----------

  TOTAL REVENUE                                                     7,914        3,278
                                                               -----------  -----------

EXPENSES:
  Interest expense                                                  1,465        1,268
  Hotel Operating Expenses                                          4,185            -
  Land Lease                                                          129            -
  Real Estate and Personal Property Taxes and Insurance               574          265
  General and Administrative                                          499          240
  Depreciation and Amortization                                     1,602        1,087
                                                               -----------  -----------

  TOTAL EXPENSES                                                    8,454        2,860
                                                               -----------  -----------

  LOSS FROM UNCONSOLIDATED JOINT VENTURE INVESTMENTS                  (19)           -
                                                               -----------  -----------

  (LOSS) INCOME BEFORE DISTRIBUTION TO PREFERRED UNITHOLDERS,
    AND MINORITY INTEREST                                            (559)         418

  DISTRIBUTIONS TO PREFERRED UNITHOLDERS                             (499)           -
  LOSS (INCOME) ALLOCATED TO MINORITY INTERESTS                       229         (114)
                                                               -----------  -----------

  NET (LOSS) INCOME                                                  (829)         304
                                                               ===========  ===========

(LOSS) EARNINGS PER SHARE DATA:
------------------------------
  Basic (Loss) Earnings Per Common Share                       $    (0.07)  $     0.12
                                                               ===========  ===========
  Diluted (Loss) Earnings Per Common Share                     $    (0.07)  $     0.05
                                                               ===========  ===========


    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

==============================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
==============================================================================

                                                       MARCH 31,    MARCH 31,
                                                         2004         2003
                                                      -----------  -----------
OPERATING ACTIVITIES:
  Net (Loss) Income Allocated to Common Shareholders  $     (829)  $      304
  Adjustments to Reconcile Net (Loss) Income to
  Net Cash Provided by Operating Activities:
    Depreciation                                           1,564        1,062
    Amortization                                              38           25
    (Loss) Income Allocated to Minority Interest            (229)         114
    Loss from Investment in Joint Ventures                   (19)           -
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                     (938)           -
    Escrow and Lease Deposits                                103         (247)
    Lease Payments Receivable - Related Party                706           28
    Other Assets                                            (644)          19
    Due from Related Party                                  (735)      (1,045)
  Increase (Decrease):
    Advance Deposits                                         130            -
    Deferred Income                                           96            -
    Due to Related Party                                     669            3
    Accounts Payable and Accrued Expenses                  1,935         (180)
                                                      -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,847           83
                                                      -----------  -----------

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                      (19,544)        (295)
  Investment in Notes Receivable                          (3,000)           -
  Purchase of Intangible Assets                              (65)           -
  Issuance costs of Joint Venture Interests                 (321)           -
  Purchase of Joint Venture Interests                     (3,000)           -
  Consolidation of Variable Interest Entities                734            -
                                                      -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                    (25,196)        (295)
                                                      -----------  -----------

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit            2,652        2,213
  Repayment of Borrowings Under Line of Credit            (1,422)        (815)
  Principal Repayment of Mortgages Payable                  (273)        (306)
  Proceeds from Mortgages Payable                              -          427
  Redemption of Common Partnership Units                  (8,951)           -
  Cash received from Stock Sales                           2,013            -
  Dividends Paid on Common Shares                         (2,224)        (458)
  Distributions Paid on Limited Partnership Units           (684)        (918)
                                                      -----------  -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (8,889)         143
                                                      -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (32,238)         (69)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           40,707          140
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $    8,469   $       71
                                                      ===========  ===========


    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

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

     On January 16, 2003, the Partnership formed a wholly owned taxable REIT subsidiary, 44 New England Management Company ("44 New England" or "TRS
     Lessee"),  to  lease  certain  of  the  Company's  hotels.

     On April 21, 2003, May 21, 2003 and August 29, 2003, CNL Hospitality Partnership, LP ("CNL") purchased $10,000, $5,000 and $4,027, respectively, of convertible preferred units of limited partnership interest in the Partnership (the "Series A Preferred Units"). Net of offering expenses, the Partnership received proceeds of $17,080. On April 16, 2004, CNL exercised their conversion right and redeemed all of their convertible preferred units into 2,816,460 shares of class A common shares. CNL sold 2,500,000 of these shares in a public offering as of April 23, 2004.

     On October 21, 2003, we completed a public offering of 9,775,000 class A common shares at $8.50 per share. Proceeds to the Company, net of underwriting discounts and commissions, structuring fees and expenses, were approximately $77,262. Immediately upon closing of the offering, the Company contributed all of the net proceeds to the Partnership. Of the net offering proceeds, approximately $10,400 was used to fund limited partner redemptions and approximately $24,000 was used to repay indebtedness. The remaining net proceeds were used principally to fund acquisitions and for general corporate purposes.

     As of March 31, 2004, the Company, through the Partnership and subsidiary partnerships, owned 22 limited and full service hotels and a joint venture interest in three properties. The Company leased eight of the hotel facilities to Hersha Hospitality Management, LP ("HHMLP"), a Pennsylvania limited partnership. In addition, 14 of the hotel facilities were leased to a TRS, 44 New England. The Hampton Inn - Chelsea, owned in a joint venture with CNL, is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn - Glastonbury, owned in a joint venture, is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Sheraton Four Points - Revere, owned in a joint venture, is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture. HHMLP serves as the manager for all of the joint venture assets. HHMLP is owned in part by three of the Company's executive officers, two of its trustees and other third party investors. HHMLP, 44 New England and the joint venture TRS Lessees operate and/or lease the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases") that provide for initial fixed rents or percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States.

     As  of  March  31,  2004  we  own  a  70.6%  interest  in  the Partnership.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Principles of Consolidation and Presentation
     --------------------------------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary Partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated.

     Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners' interest in the net assets of the Partnership and the joint venture partner's ownership interests in the consolidated assets. Net operating results of the Partnership are allocated after preferred distributions based on their respective partners' ownership interests. Our ownership interest in the Partnership as of March 31, 2004 and 2003 was 70.6% and 33.6%, respectively.

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities (VIE's), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51)," in January 2003 and a further interpretation of FIN 46 in December 2003 ("FIN 46-R" and FIN 46, collectively "FIN 46"). FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in any variable interest entity ("VIE") through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements. We have adopted FIN 46 effective as of March 31, 2004.

     In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns.

     Based upon our review, HHMLP is considered a variable interest entity of which we have been determined to be the primary beneficiary. Therefore we have consolidated the financial statements of HHMLP with ours effective as of March 31, 2004. The minority interest in HHMLP represents 100% of the deficit since we have no ownership interest but consolidate under FIN 46. The partners in HHMLP have committed to funding the deficits. Because the consolidation was not effective until March 31, 2004, it does not impact our Statement of Operations or Statement of Cash Flows included herein. In addition, we own a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Points - Revere. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation.

     All other investments in partnerships and joint ventures represent noncontrolling ownership interests in properties. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

     We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.

     Recent Developments
     -------------------

     On January 14, 2004, we acquired the 96 room Holiday Inn Express, Hartford, Connecticut for approximately $3.5 million and assumed the ground lease for the underlying property.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

     On February 23, 2004, we acquired a 55% joint venture interest in the 180 room Four Points by Sheraton Boston/Logan International Airport for approximately $3.0 million.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On March 26, 2004 we acquired the 125 room Residence Inn, Framingham, Massachusetts for approximately $15.6 million plus settlement costs of $350.

     All of these hotels have been or will be leased to a TRS and managed by HHMLP.

     During March of 2004, we provided a first mortgage financing commitment of $10 million for the newly constructed Hilton Garden Inn - JFK Airport, New York to Metro Ten Hotels, LLC, a third party owner of the asset. We have also acquired an option to purchase a 50% interest in this asset at fair value. As of March 31, 2004, $3,000 of the mortgage has been drawn and is recorded in our Notes Receivable.

     On January 26, 2004, the HHMLP leases for the following hotels expired, and each of these hotels was leased to 44 New England (our TRS) on the same date:

          Comfort Inn, Harrisburg, PA
          Holiday Inn, Harrisburg, PA
          Holiday Inn Express, Hershey, PA
          Holiday Inn Express, New Columbia, PA
          Hampton Inn, Selinsgrove, PA
          Hampton Inn, Carlisle, PA

     Use of Estimates
     ----------------

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

     Investment in Hotel Properties
     ------------------------------

     Investment in hotel properties is stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method.

     The estimated lives used to depreciate the hotel properties are as follows:

          Building and Improvements        15 to 40 Years
          Furniture and Fixtures             5 to 7 Years


     Revenue Recognition
     -------------------

     We directly recognize revenue and expense for all hotels leased through 44 New England as "Hotel Operating Revenue" and "Hotel Operating Expense" when earned and incurred.

     Percentage lease income is recognized when hotel operating or other revenues exceed the minimum thresholds required for percentage rent under terms of the lease agreements. Fixed lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the lessees are operating leases.

     Earnings Per Common Share
     -------------------------

     We compute earnings per share in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share."

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Minority Interest
     -----------------

     Minority Interest in the Partnership represents the limited partner's proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the partnership during the period.

     We also maintain minority interests for the 45% equity interest in Logan Hospitality Associates, LLC ("Logan") owned by a third party and HHMLPWe purchased a 55% joint venture in Logan during March 2004 and have consolidated the operations of this entity. We allocate this joint venture's income (loss) to this minority interest account based upon the provisions of the agreement. The minority interest in HHMLP represents 100% of the deficit since we have no ownership interest but consolidate under FIN 46. The partners in HHMLP have committed to funding the deficits.

     Impairment of Long Lived Assets
     -------------------------------

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

     Income Taxes
     ------------

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

     Under the REIT Modernization Act ("RMA"), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 14 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended March 31, 2004. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

     have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reclassifications
     -----------------

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

     Hotel Properties consist of the following at March 31, 2004 and December 31, 2003

                                               3/31/2004    12/31/2003
                                              -----------  ------------
           Land                               $   13,105   $    11,710
           Buildings and Improvements            135,470       105,615
           Furniture, Fixtures and Equipment      26,660        21,797
                                              -----------  ------------
                                                 175,235       139,122
           Less Accumulated Depreciation         (21,924)      (18,046)
                                              -----------  ------------
                                              $  153,311   $   121,076
                                              ===========  ============

     In addition, $481 of Property, Plant and Equipment, for HHMLP was reconsolidated within our financial statements as of March 31, 2004.

NOTE 3 - NOTES RECEIVABLE

     Joint Venture
     -------------

     On November 11, 2003 we provided financing to HT/CNL Metro Hotels, our joint venture with CNL, in the amount of $15,000. The terms of the note call for interest only payments at 5.0% per annum through maturity on November 10, 2004 when the outstanding balance and any accrued interest are due. The note is secured by a first priority lien on HT/CNL's sole hotel asset, The Hampton Inn - Chelsea, New York. For the three months ended March 31, 2004, we earned interest income of $182, which is included in "Interest - Secured Loans Related Party" on the statement of operations.

     During March of 2004 we provided a first mortgage financing commitment of $10 million for the newly constructed Hilton Garden Inn - JFK Airport, New York to Metro Ten Hotels, LLC, a third party owner of the asset. We have also acquired an option to purchase a 50% interest in this venture at fair value. As of March 31, 2004, $3,000 of the mortgage has been drawn and is recorded in our Notes Receivable balance. For the three months ended March 31, 2004, we earned interest income of $39, which is included in "Interest
     -  Secured  Loans"  on  the  statement  of  operations.

     Seller Financing
     ----------------

     On September 26, 2000, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200. The terms of the note call for accrued interest at 10% per annum through maturity on December 31, 2003, when the outstanding balance and accrued interest were due. The note is unsecured. During 2003, we extended the due date of the note through July 31, 2004. We have not recorded interest income on the note since inception due to its contingent nature.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     On August 29, 2003, HT/CNL Metro Hotels, LP purchased the Hampton Inn, Manhattan (Chelsea), New York. We own a one third equity interest in this joint venture partnership while CNL Hospitality Partners LP owns the remaining equity interests. HT/CNL Metro Hotels purchased this asset for $28,000 plus settlement costs of approximately $480 and leased it to Hersha CNL TRS, Inc., a taxable REIT subsidiary wholly owned by HT/CNL Metro Hotels. In conjunction with this transaction, HT/CNL Metro Hotels executed mortgage indebtedness of approximately $15,400 payable to the Partnership and paid cash of approximately $14,080.

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

     As of March 31, 2004 and December 31, 2003 our investment in unconsolidated joint ventures consists of the following:

                                   Percent
                                    Owned    3/31/2004   12/31/2003
                                   --------  ----------  -----------
          HT/CNL Metro Hotels, LP    33.33%  $    4,430  $     4,098
          PRA Glastonbury, LLC       40.00%       2,554        2,478
                                             ----------  -----------
                                             $    6,984  $     6,576
                                             ==========  ===========


The following table sets forth the total assets, liabilities, equity and components of net income (loss), including Hersha's share, related to the unconsolidated joint ventures discussed above as of March 31, 2004 and December 31, 2003. We did not have any interests in unconsolidated joint ventures for the period ended March 31, 2003.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

                                                                           3/31/2004   12/31/2003
                                                                          -----------  -----------
Balance Sheet
Assets
  Investment in hotel property, net                                       $   44,233   $    44,459
  Other assets                                                                 1,437         1,335
                                                                          -----------  -----------
  Total assets                                                            $   45,670   $    45,794
                                                                          ===========  ===========

Liabilities and Equity
  Mortgages and notes payable                                             $   26,051   $    26,158
  Other liabilities                                                              926           941
  Equity
  Hersha Hospitality Trust                                                     6,984         6,576
  Other                                                                       11,709        12,119
                                                                          -----------  -----------

  Total liabilities and equity                                            $   45,670   $    45,794
                                                                          ===========  ===========


                                                                             Three Months Ended
                                                                           3/31/2004     3/31/2003
                                                                          -----------  -----------
Statement of Operations
  Room revenue                                                            $    2,139   $         -
  Other revenue                                                                  169             -
  Operating expenses                                                          (1,571)            -
  Interest expense                                                              (334)            -
  Depreciation, amortization and other                                          (444)            -
                                                                          -----------  -----------
  Net income (loss)                                                       $      (41)  $         -
                                                                          ===========  ===========

Equity Income (Loss) recognized during the quarter ended March 31, 2004 for our Equity Investments in Unconsolidated Joint Ventures:

HT/CNL Metro Hotels, LP                                                   $       12
PRA Glastonbury, LLC                                                             (31)
                                                                          -----------
(Loss) from Unconsolidated JV Investments                                 $      (19)
                                                                          -----------

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 5 - DEBT

     Mortgages
     ---------

     The total mortgages payable balance at March 31, 2004 and December 31, 2003 was $78,875 and $70,837, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.75% to 9.43%. The maturities for the outstanding mortgages ranged from June 2006 to December 2012. Aggregate interest expense incurred under the mortgages payable totaled $1,465, and $1,268 during the period ended March 31, 2004 and 2003, respectively. The mortgages are secured by various hotel properties and leasehold improvements with a combined net book value of $153,311 and $121,076 as of March 31, 2004 and December 31, 2003, respectively.

     Revolving Line of Credit
     ------------------------

     The Company has a revolving line of credit from Sovereign Bank (the "Line of Credit") in the maximum amount of $11,500. In April 2004, the Company entered into an agreement with Sovereign Bank to increase this Line of Credit to $35,000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg. The interest rate on borrowings under the Line of Credit at March 31, 2004 and December 31, 2003 was 4.0%. The Line of Credit expires in December 2004. The outstanding principal balance on the Line of Credit was $1,230 and $-0- at March 31, 2004 and December 31, 2003, respectively.

     Note Payable
     ------------

     The Company received seller financing of $1,000 from Inn America at Aviation Plaza, L.L.C. (the "Inn America note") related to the purchase of our Hampton Inn - Linden, NJ and Hilton Garden Inn - Edison, NJ. The principal amount of this note is due on December 31, 2004 and there is no interest expense related to this note.

     Capital Lease Payable
     ---------------------

     The Company assumed a $500 capital lease obligation as part of its acquisition of the Holiday Inn Express - Hartford. The lease is secured by furniture, fixtures and equipment and the hotel property and is amortized over a six year period from the acquisition at a fixed rate of 7.75%.

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. In the opinion of management, we do not anticipate any losses as a result of our obligations as general partner.

     Percentage Leases
     -----------------

     Eight of our hotels are leased to HHMLP pursuant to percentage leases. Each percentage lease with HHMLP has an initial non-cancelable term of five years. HHMLP has agreed not to exercise its option to extend the current lease term with respect to any of the eight hotels it currently leases. The percentage leases are subject to early termination upon the occurrence of defaults thereunder and certain other events described therein. Pursuant to the terms of the percentage leases, HHMLP is required to pay initial fixed rent or percentage rent and certain other additional charges and is entitled to all profits from the operations of the hotels after the payment of certain specified operating expenses.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

     We have annual lease commitments from HHMLP through November 1, 2007. Minimum annual rental revenue under these non-cancelable operating leases is as follows:

                   December 31, 2004        $ 5,513
                   2005                       4,889
                   2006                       3,074
                   2007                         623
                                            -------
                                            $14,099
                                            =======

     For the period ended March 31, 2004, we earned fixed rents of $1,222 and earned percentage rents of $662. For the period ended March 31, 2003, we earned fixed rents of $1,923 and earned percentage rents of $1,311.

     The Company had previously entered into leases with Noble Investment Group Ltd. ("Noble"), an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market. Noble elected not to renew these leases upon expiration of the initial terms. The leases for the Hampton Inn Newman, GA and Hampton Inn Peachtree City, GA expired on April 20, 2003 and the leases for the Comfort Suites Duluth, GA and Holiday Inn Express Duluth, GA expired on May 20, 2003.

     On the respective lease termination dates, the Company leased the four properties to 44 New England and engaged HHMLP to operate the hotels under management contracts. Therefore, the consolidated financial statements as of March 31, 2004 include the operating results of these four hotels under the TRS structure, Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are also being reported in the consolidated statements of operations.

     Management Agreements
     ---------------------

     Beginning in April 2003, 44 New England, our TRS, engaged HHMLP as the property manager for hotels it leased from us pursuant to management agreements. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an "eligible independent contractor" during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

     As of March 31, 2004, HHMLP managed the fourteen hotels leased to our TRS and consolidated in these financial statements. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by our TRS and HHMLP prior to the commencement of each fiscal year beginning in 2004, generally based upon the financial performance of the hotel. For the period ended March 31, 2004 and March 31, 2003, management fees incurred totaled $150 and $0, respectively and are recorded in Hotel Operating Expenses.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

     Administrative Services Agreement
     ---------------------------------

     We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. For the period ending March 31, 2004 and 2003 $60 and $44, respectively, and are included in General and Administrative expenses.

     Franchise Agreements
     --------------------

     The hotel properties are operated under franchise agreements assumed by the lessee that have 10 to 20 year lives but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The agreements require annual payments for franchise royalties, reservation, and advertising services, which are based upon percentages of gross room revenue. These fees are paid by the lessees and charged to expenses as incurred.

     Acquisitions from Affiliates
     ----------------------------

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

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

     Five hotel acquisitions since January 1, 2001 -- the Doubletree, Jamaica, New York (JFK Airport), the Mainstay Suites, Frederick, Maryland, the Holiday Inn Express, Long Island City, New York, the Mainstay Suites and Sleep Inn Hotel, King of Prussia, Pennsylvania -- are subject to future re-pricing. We originally purchased these hotels with anticipated repricing dates from December 31, 2002 to December 31, 2004. Due to the operating environment, the ramp up and stabilization for these newly-built properties is expected to take longer than initially projected. As a result, effective January 1, 2003, we entered into an agreement with the sellers of these five hotels to extend the repricing periods for these hotels. The revised pricing dates range from June 1, 2006 to October 1, 2007. At the same time, we amended the percentage leases with HHMLP for these hotels to extend the initial fixed rent period to coincide with the extension period of the repricing and to delay the transition to percentage rent. In addition, we have the right to sell each of these properties back to the entities that initially sold the hotels to us at the end of the applicable repricing period if adequate stabilization has not occurred during the repricing period for a price not less than the purchase price of the asset.

     In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

     We have entered into an option agreement with each of our officers and trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them regardless of proximity to our hotels. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Of the 23 hotel properties purchased by us since our initial public offering, 13 were acquired from affiliates, 12 of which were newly-constructed or substantially renovated.

     Hotel Supplies
     --------------

     For the period ended March 31, 2004 and 2003, we incurred $241 and $-0- for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are included in Hotel Operating Expenses. Approximately $22 is included in accounts payable at March 31, 2004. These expenses relate to the hotels operated by the TRS and consolidated in these financial statements.

     Advances to/from Affiliates
     ---------------------------

     We have approved the lending of up to $10,000 to entities in which our executive officers and trustees own an interest to construct hotels and related improvements on specific hotel projects at interest rates ranging from 10.0% to 12.0%. As of March 31, 2004 and December 31, 2003 amounts due from these entities totaled $5,700, respectively. Interest income from these advances included in "Interest - Secured Loans Related Party," was $171 and $25 for the periods ended March 31, 2004 and 2003, respectively. The remainder of the balance of approximately $2,464 consists of management fees and operating expenses due to HHMLP from other related parties of HHMLP as well as interest income owed from related parties. Amounts due to related parties as of March 31, 2004 and December 31, 2003 totaled $4,298 and $419, respectively. The majority of the due to related parties balance consisted of monies owed to affiliates of HHMLP for general working capital purposes. The b alance due at December 31, 2003 consists of $95 payable to HHMLP for administrative and management fees and $324 payable to HHMLP for FF&E reserves.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 7 - EARNINGS PER SHARE

     The following is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share:

     Our earnings per share calculation presents only basic earnings per share in cases where the inclusion of the Common Partnership Units and Series A Preferred Units are deemed to be anti-dilutive to earnings per share.

                                                                    2004         2003
                                                                ------------  -----------
NUMERATOR:
  (Loss) Income Before Distribution to Preferred Unitholders    $      (559)  $      418
  and Minority Interest
  Distributions to Preferred Unitholders                               (499)           -

  Allocation of Loss (Income) to Minority Interest                      229         (114)
                                                                ------------  -----------

(Loss) Income Applicable to Common Shareholders                        (829)         304
                                                                ------------  -----------

Numerator for Basic (Loss) Earnings Per Share - Income
available to Common Shareholders                                       (829)         304
  Effect of Dilutive Securities:
   Minority Interest                                                   (229)         114
                                                                ------------  -----------

Numerator for Diluted EPS - (Loss) Income Available to          $    (1,058)  $      418
                                                                ============  ===========
Common Shareholders - After Assumed Conversion

DENOMINATOR:
  Denominator for basic (loss) earnings per share - weighted
  average shares                                                 12,716,456    2,577,785
  Effect of Dilutive Securities:
   Stock Options                                                        -            -
   Minority Interest - Common Partnership Units                   3,515,693    5,099,722
                                                                ------------  -----------
    Dilutive Potential Common Shares                              3,515,693    5,099,722
                                                                ------------  -----------

Denominator for diluted (loss) earnings per share - weighted
average shares and assumed conversion                            16,232,149    7,677,507
                                                                ============  ===========

Basic (Loss) Earnings Per Share                                 $     (0.07)  $     0.12
Diluted (Loss) Earnings Per Share                               $     (0.07)  $     0.05

NOTE 8 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

     Interest paid during the periods ended March 31, 2004 and 2003 totaled $1,414 and $1,004, respectively.

     Based upon our evaluation of HHMLP in the context of FIN 46, we have consolidated the balance sheets and consolidated statement of cash flows of HHMLP as of March 31, 2004. In conjunction with this consolidation, the following assets and liabilities were assumed on our financial statements:


     Current Assets               $    96
     Building and Equipment, Net      481
     Intangible Assets, Net           228
                                  --------
     Total Assets                 $   805

     Current Liabilities          $ 4,186
                                  --------
     Total Liabilities            $ 4,186

     Minority Interest in HHMLP   $(2,648)


     On March 11, 2004, we acquired a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Four Points Sheraton - Revere, MA for $3,000. We own a controlling interest in the venture and we have consolidated the operations of the hotel in our financial statements. In conjunction with this consolidation, the following assets and liabilities were assumed on our financial statements:


     Current Assets               $   844
     Land                              70
     Building and Equipment, Net   13,487
     Intangible Assets, Net           103
                                  --------
     Total Assets                 $14,504

     Current Liabilities          $   783
     Mortgages Payable              8,312
                                  --------
     Total Liabilities            $ 9,095

     Minority Interest in Logan   $ 2,338


     We acquired the Holiday Inn Express - Hartford in January 2004. In conjunction with the acquisition we assumed a $500 capital lease obligation secured by the furniture, fixtures and equipment of this hotel.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

     NOTE 8 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

     The following additional non-cash investing and financing activities occurred during the periods ended March 31, 2004 and 2003:

                                                                         MARCH 31,   MARCH 31,
                                                                            2004        2003
                                                                         ----------  ----------

     Adjustment to minority interest as result of the redemption of

     common LP Units                                                     $      137  $      -0-
     Common shares issued as part of the Dividend

     Reinvestment Plan                                                   $        6  $        9
     Dividends and distributions payable                                 $    3,454  $    1,382
     Redemption of common LP Units                                       $    5,498  $      -0-
     Asset additions upon conversion of percentage leases to TRS leases  $      697  $      -0-

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB has issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain transactions arising on or after June 30, 2003. SFAS No. 149 will have no impact on the Company.

     The FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for interim financial periods beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

     FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not made any guarantees of indebtedness to others.

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities (VIE's), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51)," in January 2003 and a further interpretation of FIN 46 in December 2003 ("FIN 46-R" and FIN 46, collectively "FIN 46"). FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in any variable interest entity ("VIE") through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements. We have adopted FIN 46 as of March 31, 2004. See Notes 1 and 8.

     In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns.

     Based upon our review, HHMLP is considered a variable interest entity of which we have been determined to be the primary beneficiary. Therefore we have consolidated the financial statements of HHMLP with ours effective as of March 31, 2004. Because the consolidation was not effective until March 31, 2004, it does not impact our Statement of Operations or Statement of Cash Flows included herein. In addition, we own a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Points - Revere. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation.

     All other investments in partnerships and joint ventures represent noncontrolling ownership interests in properties. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

     We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED] (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 10 - FINANCIAL STATEMENT RESTATEMENT

     We have restated our consolidated balance sheet as of December 31, 2003 in order to present the Minority Interest balances outside of Shareholders' Equity. Previously, we had presented Minority Interest as a separate component within Shareholders' Equity. The presentation below shows the Consolidated Balance Sheet as presented and restated as of December 31, 2003.

                                                                             AS PREVIOUSLY
                                                                               PRESENTED                      AS RESTATED
                                                                              DECEMBER 31,                    DECEMBER 31,
                                                                                  2003         ADJUSTMENTS        2003
                                                                             ---------------  -------------  --------------

TOTAL ASSETS                                                                 $      196,568                  $     196,568
                                                                             ===============                 ==============
    TOTAL LIABILITIES                                                                86,137                         86,137
                                                                             ---------------                 --------------
COMMITMENTS AND CONTINGENCIES                                                             -                              -

    MINORITY INTEREST:
    Common Units                                                                                    21,891          21,891
    Series A Preferred Units                                                                        17,080          17,080
                                                                                              -------------  --------------
    TOTAL MINORITY INTEREST                                                                         38,971          38,971
                                                                                              -------------  --------------
SHAREHOLDERSEQUITY:
    Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized,
    None  Issued and Outstanding                                                          -                              -

    Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares
    Authorized, 12,355,075 and 2,576,863 Shares Issued and Outstanding at
    December 31, 2003 and December 31, 2002, Respectively (Aggregate
    Liquidation Preference $74,130 and $15,457, respectively                            124                            124

    Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized,
    None Issued and Outstanding                                                           -                              -

    Additional Paid-in Capital                                                       76,217                         76,217
    Additional Paid-in Capital - Stock Options                                          279                            279
    Distributions in Excess of Net Earnings                                          (5,160)                        (5,160)
                                                                             ---------------                 --------------
                                                                                     71,460
                                                                             ---------------
    MINORITY INTEREST:
    Common Units                                                                     21,891        (21,891)
    Series A Preferred Units                                                         17,080        (17,080)
                                                                             ---------------  -------------
                                                                                     38,971        (38,971)
                                                                             ---------------  -------------
    TOTAL SHAREHOLDERS' EQUITY                                                      110,431                         71,460
                                                                             ---------------                 --------------
TOTAL LIABILITIES AND SHAREHOLDERSEQUITY                                     $      196,568   $          -   $     196,568
                                                                             ===============  =============  ==============


NOTE 11 - SUBSEQUENT EVENTS

     The quarterly dividend pertaining to the first quarter of 2004 was paid on April 16, 2004 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

     On April 16, 2004 a distribution of $499 pertaining to the first quarter of 2004 was also paid to CNL pertaining to the distributions on the 10.5% Series A Preferred Units

     On April 16, 2004, CNL exercised their exchange right and redeemed all of their convertible preferred units into 2,816,460 common shares.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

                                                               UNAUDITED
                                                               MARCH 31,    DECEMBER 31,
                                                              -----------  --------------
                                                                 2004           2003
                                                              -----------  --------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                   $      734   $         395
  Accounts Receivable, less allowance for doubtful accounts
    of $83 and $83                                                   348             703
  Prepaid Expenses                                                    21             320
  Due from Related Party - HHLP                                      808              17
  Due from Related Party - 44 New England                            366              78
  Due from Related Party - HT/CNL Metro                                -             500
  Due from Related Party - HHLP FF&E Reserves                          -             324
  Due from Related Party - Other                                   1,537             458
  Other Assets                                                        80             225
                                                              -----------  --------------
  TOTAL CURRENT ASSETS                                             3,894           3,020

Franchise Licenses, Net of accumulated amortization of $210
and $201 for 3/31/04 and 12/31/03, respectively                      228             237

Property and Equipment, net of accumulated depreciation              481             677
                                                              -----------  --------------
TOTAL ASSETS                                                  $    4,603   $       3,934
                                                              ===========  ==============
LIABILITIES AND PARTNERS' (DEFICIT):
CURRENT LIABILITIES:
  Accounts Payable                                            $      384   $       1,514
  Accrued Expenses                                                   393             617
  Due to Related Parties                                           4,312             376
  Lease Payments Payable Related Party - HHLP                      1,884           2,590
                                                              -----------  --------------
  TOTAL CURRENT LIABILITIES                                        6,973           5,097

COMMITMENTS                                                            -               -

ACCRUED CONTINGENT LEASE PAYABLE                                     277               -

PARTNERS' (DEFICIT)                                               (2,647)         (1,163)
                                                              -----------  --------------

TOTAL LIABILITIES AND PARTNERS' (DEFICIT)                     $    4,603   $       3,934
                                                              ===========  ==============


    The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

================================================================================
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

                                       MARCH 31,    MARCH 31,
                                         2004         2003
                                      -----------  -----------
REVENUES FROM HOTEL OPERATIONS
  Room Revenue                        $    3,408   $    4,804
  Restaurant Revenue                         294          630
  Other Revenue                              469          280
                                      -----------  -----------
TOTAL REVENUES FROM HOTEL OPERATIONS       4,171        5,714
                                      -----------  -----------

EXPENSES:
  Hotel Operating Expenses                 1,848        2,659
  Restaurant Operating Expenses              235          542
  Advertising and Marketing                  331          513
  Depreciation and Amortization               41           62
  General and Administrative               1,066        1,100
  Lease Expense - HHLP                     2,161        3,263
                                      -----------  -----------
  TOTAL EXPENSES                           5,682        8,139
                                      -----------  -----------

  NET LOSS                            $   (1,511)  $   (2,425)
                                      ===========  ===========

    The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

================================================================================
HERSHA  HOSPITALITY  MANAGEMENT,  L.P.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOW  FOR  THE
THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003  [UNAUDITED]  (CONTINUED)
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

                                                          MARCH 31,    MARCH 31,
                                                            2004         2003
                                                         -----------  -----------
OPERATING ACTIVITIES:
  Net (Loss)                                             $   (1,511)  $   (2,425)
  Adjustments to Reconcile Net (Loss) to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation                                                 32           53
    Amortization                                                  9            9
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                         355         (180)
    Prepaid Expenses                                            299          (18)
    Other Assets                                                145           25
    Due from Related Parties - HHLP                            (791)          (3)
    Due from Related Party - 44 New England                    (288)           -
    Due from Related Party - HT/CNL Metro                       500            -
    Due from Related Party - HHLP FF&E Reserve                  324            -
    Due from Related Parties - Other                         (1,079)           -
  Increase (Decrease):
    Accounts Payable                                         (1,130)       1,010
    Accrued Contingent Lease Payable                            277          730
    Lease Payments Payable - HHLP                              (706)      (1,251)
    Due to Related Parties                                    3,931        1,844
    Accrued Expenses                                           (224)         232
    Other Liabilities                                             5           (1)
                                                         -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       148           25

INVESTING ACTIVITIES
  Purchase Property and Equipment                                 -          (17)
  Sale of Property and Equipment                                164            -
                                                         -----------  -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             164          (17)

FINANCING ACTIVITIES
  Capital Contributed by Partners                                27            -
                                                         -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        27            -

NET INCREASE IN CASH AND CASH EQUIVALENTS                       339            8

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   395          217
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                  $      734   $      225
                                                         ===========  ===========

    The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS]
================================================================================

NOTE 1 - ORGANIZATION

     Hersha Hospitality Management, L.P., ("HHMLP" or the "Lessee"), was organized under the laws of the State of Pennsylvania in May, 1998 to lease and operate ten existing hotel properties, principally in the Harrisburg and Central Pennsylvania area, from Hersha Hospitality Limited Partnership ("HHLP" or the "Partnership"). The Lessee is owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates, some of whom have ownership interests in the Partnership. We also manage certain other properties owned by some of Hersha Hospitality Trust's executive officers, trustees and their affiliates that are not owned by the Partnership. HHMLP commenced operations on January 1, 1999 and as of March 31, 2004 leased 8 hotel properties from the Partnership and managed 17 properties in which the Partnership had an ownership interest. HHMLP currently manages two hotels not owned by HHLP.

NOTE 2 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

     We have entered into percentage lease agreements ("Percentage Leases") with HHLP. Each Percentage Lease has an initial non-cancelable term of five years and may be extended for two additional five-year terms at HHMLP's option. HHMLP has made the determination not to exercise their option to renew any of the leases. Pursuant to the terms of the Percentage Leases, we are required to pay the greater of the base rent or the percentage rent for hotels with established operating histories. The base rent is 6.5 percent of the purchase price assigned to each hotel. The percentage rent for each hotel is comprised of (i) a percentage of room revenues up to a certain threshold amount for each hotel up to which we receive a certain percentage of room revenues as a component of percentage rent, (ii) a percentage of room revenues in excess of the threshold amount, but not more than a certain incentive threshold amount for each hotel in excess of the threshold amount up to which we receive a certain percentage of the room revenues in excess of the threshold amount as a component of percentage rent, (iii) a percentage for room revenues in excess of the incentive threshold amount, and (iv) a percentage of revenues other than room revenues. For hotels with limited operating histories, the leases provide for the payment of an initial fixed rent for certain periods as specified in the leases and the greater of base rent or percentage rent thereafter.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 2 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
         (CONTINUED)

     Minimum annual lease payments due during the noncancellable portion of the leases are as follows:

                December 31, 2004          $    5,513
                             2005               4,889
                             2006               3,074
                             2007                 623
                                           ----------
                Total                      $   14,099
                                           ==========

     For the three months ended March 31, 2004 and 2003, we incurred lease expense of $2,161 and $3,263, respectively. As of March 31, 2004 and December 31, 2003 the amount due to the Partnership for lease payments was $1,884 and $2,590, respectively.

     Beginning in 2003, we entered into management agreements with affiliates to manage hotels for Taxable REIT Subsidiaries owned by Hersha Hospitality Limited Partnership ("HHLP"). Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. Under the management agreements, we generally pay the operating expenses of the hotels. All operating expenses or other expenses incurred by us in performing our authorized duties are reimbursed or borne by the affiliates to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. We are not obligated to advance any of our own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

     We receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by us and the affiliates prior to the commencement of each fiscal year beginning in 2004, generally based upon the financial performance of the hotel. For the three months ended March 31, 2004 and 2003, management fees earned totaled $150 and $0 and is recorded as Other Revenues.

     We have executed an agreement with HHLP to provide accounting and securities reporting services. The terms of the agreement provides for a fee of $10 per property (prorated from the time of acquisition) for each hotel added to the HHLP's portfolio. As of March 31, 2004 and 2003, $60 and $44 has been earned from operations in each period and is recorded as Other Revenues.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 2 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

     Due from Related Party
     ----------------------

     HHLP balance was $808 and $17 as of March 31, 2004 and December 31, 2003, respectively. The March 31, 2004 balance consisted of $731 receivable from HHLP in connection with acquisition of working capital items of the six leases expiring on January 29, 2004 and a receivable of $77 related to administrative services fees. The December 31, 2003 balance consisted primarily of $17 related to administrative services fees.

     Due from 44 New England Associates was $366 and $78 as of March 31, 2004 and December 31, 2003, respectively. These balances consisted of management fees owed to us.

     Due from HT/CNL Metro balance was $0 and $500 as of March 31, 2004 and December 31, 2003, respectively. The December 31, 2003 balance consisted primarily of $464 of payroll and related operating expenses paid on behalf of HT/CNL Metro and $36 in management fees.

     Due from other related parties consists of receivables from affiliates of HHMLP, excluding HHLP. The March 31, 2004 and December 31, 2003 balance was $1,537 and $458, respectively. The Due from Related Party balance for both periods consisted primarily of loans to unconsolidated partnerships created by cash flow deficits existing at certain properties owned by affiliates of HHMLP.

     Due to Related Parties balance was $4,312 and $376 as of March 31, 2004 and December 31, 2003, respectively. The Due to Related Parties balance consists primarily of monies owed to Shreenathji Enterprises, Ltd. ("SEL") an affiliate of HHMLP. These payables relate to borrowings by HHMLP utilized for general working capital purposes of HHMLP.

     Hotel  Supplies
     ---------------

     For the periods ended March 31, 2004 and 2003, we paid to Hersha Hotel Supply, an unconsolidated related party, $106 and $242, respectively, for hotel supplies. These expenses are recorded as Hotel Operating Expenses. $1 and $24 was in accounts payable as of March 31, 2004 and December 31, 2003, respectively.

     During the periods ended March 31, 2004 and 2003, we had advances to related parties of $4,241 and $2,544, respectively. These advances were inclusive of repayments from related parties of $310 and $700, respectively. Interest income of $0 and $0, respectively, was recorded on these loans.

================================================================================
HERSHA HOSPITALITY MANAGEMENT, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
================================================================================

NOTE 3 - NEW AUTHORITATIVE ANNOUNCEMENTS

     FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the disclosures required by FIN 45. The Company has not made any guarantees of indebtedness to others.

     The Financial Accounting Standards Board issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities (VIE's), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51)," in January 2003 and a further interpretation of FIN 46 in December 2003 ("FIN 46-R" and FIN 46, collectively "FIN 46"). FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. In accordance with FIN 46, we have evaluated our investments, contractual relationships and joint ventures to determine if any of these entities is considered a VIE and if we are the primary beneficiary of economic interests in these VIE's. We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.

     HHLP has performed an evaluation of their relationship with HHMLP and has concluded that HHMLP does qualify as a VIE and HHLP has been determined to be the primary beneficiary as of March 31, 2004. Therefore, HHLP has consolidated the financial statements of HHMLP effective as of March 31, 2004.

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

GENERAL

     As of March 31, 2004, we owned interests in 25 hotels in the eastern United States. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. As of March 31, 2004, eight of our hotels were leased to an eligible independent contractor, HHMLP, as required by the REIT qualification rules in effect prior to 2001. In 2001, those rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, we have leased fourteen of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has in turn entered into management contracts with HHMLP with respect to those hotels. We intend to eventually lease all our hotels to a TRS, whether upon the acquisition of new hotels or upon expiration of the leases for the eight hotels currently leased to HHMLP. We also own three hotels through our joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The joint ventures' hotels are managed by HHMLP.

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

     Our current revenue is derived from lease payments from HHMLP and revenues from our TRS.

OPERATING  RESULTS

     The following table outlines operating results for the company's full portfolio, including all wholly owned hotels and those owned through a joint venture interest for the three months ended March 31, 2004 and 2003.

                                                              Percent
                                                              Increase
                          March 31, 2004    March 31, 2003   (Decrease)

     Occupancy                      55.7%             56.2%       (.9%)
     Average Daily Rate  $         87.62   $         72.27        21.2%
     RevPAR              $         48.80   $         40.60        20.2%
     Rooms Revenue       $    10,229,321   $     5,766,614        77.3%
     Total Revenue       $    11,622,570   $     6,578,310        76.6%


     The increase in revenue per available room ("RevPAR") was due primarily to the company's broadened strategic portfolio focus on stronger central business districts and primary suburban office parks. This, coupled with the size of the recent acquisitions as a percentage of the portfolio, as well as franchise affiliations with stronger brands, such as Hilton Garden Inn, Residence Inn and

Four Points by Sheraton, also positively impacted RevPAR. The increase in both rooms and total revenue can be attributed primarily to the seven hotels acquired since March 31, 2003.

COMPARISON OF PERIOD ENDED MARCH 31, 2004 TO MARCH 31, 2003.

HERSHA HOSPITALITY TRUST

          REVENUE

Our total revenues for the three-month period ended March 31, 2004 consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately $7,914,000, an increase of $4,636,000 or 141.4% compared to total revenues of $3,278,000 for the three-month period ended March 31, 2003. The increase in revenue is primarily attributable to the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure we record only percentage lease revenues that are calculated as a percentage of a hotel's revenues per the lease agreements.

Hotel operating revenues increased by approximately $5,470,000 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. Additionally, since March 31, 2003, the Company has acquired four hotels and a joint venture interest in three additional hotels. Revenue for all four purchases and one joint venture was recorded from the date of acquisition as Hotel Operating Revenues. The remaining two joint ventures are accounted for utilizing the equity method of accounting and our portion of the net loss from these two joint ventures is recorded as "Loss from Unconsolidated Joint Venture Investments" in our Statement of Operations.

Percentage lease revenue decreased from approximately $2,534,000 in 2003 to $1,884,000 in 2004. This decrease is due to the expiration of six percentage leases on January 31, 2004. The properties are now leased to 44 New England, our wholly owned TRS.

Interest and other revenue increased to approximately $560,000 in 2004 from $44,000 in 2003. The company recorded interest revenue of $411,000 on its secured and unsecured development lines for three hotels and a loan to HT/CNL Metro Hotels, LP in 2004. Additionally, the company earned interest on short term investments and escrow accounts of $74,000 in 2004. Other revenue, primarily related to an asset management fees received for the Hampton Inn Chelsea, increased by approximately $31,000.

          EXPENSES

Total expenses increased 195.5% to approximately $8,454,000 for the quarter ended March 31, 2004 from $2,860,000 for the quarter ended March 31, 2003.

Hotel operating expenses increased to approximately $4,185,000 in 2004 from $0 in 2003 due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for four acquisitions and one joint venture from the date of acquisition either directly or indirectly through equity income (loss) in equity method investments.

Depreciation and amortization increased from approximately $1,087,000 in 2003 to $1,602,000 in 2004, an increase of $515,000, due to additional depreciation expense incurred for additional property acquisitions.

Interest expense increased approximately $197,000 from $1,268,000 in 2003 to $1,465,000 in 2004. The increase is related to addition financings due to the acquisition of additional property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $309,000 from $265,000 in 2003 to $574,000 in 2004. The increase is primarily related to additional property taxes incurred at our hotels acquired since March 31, 2003.

General and administrative expense increased by approximately $259,000 from $240,000 in 2003 to $499,000 in 2004. The increase is primarily related to the establishment of a formal management compensation plan in 2004. These expenses were incurred by HHMLP for the quarter ended March 31, 2003.

The Company assumed land leases on the Hilton Garden Inn Edison and the Holiday Inn Express Hartford since March 31, 2003, causing land lease expense to increase by approximately $129,000.

          NET INCOME (LOSS)

Net loss for the period was approximately $829,000, compared to first quarter 2003 net income of $304,000. As mentioned above, we converted several of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 23 hotels, 15 of which are leased to a wholly owned TRS.

Due to the seasonality of the hospitality industry in general and our business in particular, we recognized increased expenses during the three months ended March 31, 2004 due to the direct recognition of expenses from the hotels converted to a TRS structure. We also realized additional expenses from recently purchased hotels that are relatively new and continue to incur stabilization costs. Our net loss was also impacted by distributions to preferred unitholders which increased from $0 in 2003 to approximately $499,000 in 2004.

HHMLP

          REVENUE

HHMLP's revenues decreased by approximately $1,543,000 for the three-month period ended March 31, 2004, or 27.0%, to approximately $4,171,000 as compared to $5,714,000 for the three-month period ended March 31, 2003.

Room revenue and restaurant revenue decreased to approximately $3,702,000 in 2004 from $5,434,000 in 2003, a net decrease of $1,732,000. The decrease in revenue is primarily due to the expiration of hotel leases with HHMLP. Prior to the expiration of the leases, HHMLP recognized room and restaurant revenue from these hotels. These hotels are now managed by HHMLP and HHMLP only records it portion of the management fee income earned from these hotels.

Other revenues increased by approximately $189,000 from $280,000 in 2003 to $469,000 in 2004. The primary reason for the increase is collection of management fees for the hotels previously leased to HHMLP. The hotels are now leased to 44 New England and HHMLP receives a management fee of 3% of total revenues.

          EXPENSES

Expenses decreased by approximately $2,457,000 to $5,682,000 for the quarter ended March 31, 2004 as compared to $8,139,000 for the quarter ended March 31, 2003, a 30.2% decrease. The decrease in expenses is primarily attributable to the expiration of hotel leases from HHLP.

Hotel and restaurant operating expenses have decreased by approximately $1,118,000 from $3,201,000 in 2003 to $2,083,000 in 2004. As mentioned above,
HHMLP recognized hotel and restaurant operating expenses from these hotels while they were leased from HHLP.

Advertising and marketing, depreciation and amortization, general and administrative, and lease expense are all lower because of the leases transferred from HHMLP to 44 New England.

          NET INCOME (LOSS)

HHMLP's net loss for the period decreased to approximately $1,511,000 from a loss of $2,425,000 for the first quarter of 2003. The decrease in our net loss was primarily a result of decreased operating, advertising and marketing, and lease expenses. The overall losses incurred at HHMLP are primarily due to the fact that HHMLP absorbs significant start up expenses related to newly built properties that have either commenced operations or are currently in the development stage. These properties are developed by the principal owners of HHMLP and are managed by HHMLP upon commencement of operations.

          LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is rent payments from the Lessees under the Percentage Leases and hotel operating and lease revenue from our TRS Lessees. We are dependent on the Lessees to make such rent payments and earn revenue to provide cash for debt service, distributions, capital expenditures at its hotels, and working capital.

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

In October, 2003, we completed an equity offering of 9,775,000 common shares. Net proceeds from the offering were $77,262 after deducting underwriting discounts, commissions, and offering expenses paid by us. Net proceeds were used to reduce debt; fund the redemption of limited partnership units; pay dividends and operating expenses; and fund acquisitions. Due to this equity offering in October 2003, we maintained a significant cash balance of $40,707 at December 31, 2003.

Additional proceeds from our October equity offering have been used since December 31, 2003. We redeemed 1,300,000 limited partnership units for a total of $10,400 in cash as of October 21, 2003. Of this $10,400, we paid approximately $1,450 to the limited partners in 2003. The limited partners, at their discretion, had not elected to receive $8,951 of proceeds from us as of December 31, 2003 and we have paid this amount as of January 4, 2004. Notwithstanding this delayed receipt of the redemption proceeds, the units were retired effective October 21, 2003. In addition to the redemption of the limited partnership units, as mentioned above, since December 31, 2003, we have invested approximately $3,540, plus settlement costs, in the acquisition of the Holiday Inn Express, Hartford, and $3,000 in our joint venture acquisition of the Sheraton Four Points, Revere. We also invested approximately $15,600, plus settlement costs, in the acquisition of the Residence Inn, Framingham, MA as of March 26, 2004.

We currently maintain an $11,500 line of credit with Sovereign Bank and in April 2004 entered into an agreement with Sovereign Bank to increase this line of credit to $35,000. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank's prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of March 31, 2004, we had an outstanding balance of $1,230 on our line of credit and the interest rate on the borrowings was 4.00%.

We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested and our current level is approximately 49.9%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

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

FUNDS  FROM  OPERATIONS

     The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations ("FFO ") as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the definition adopted by NAREIT is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We also adjust FFO for preferred stock distributions to present FFO applicable to the common shares. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it reflects the funds generated from our operations, excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculations used by such REITs.

     The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(In thousands, except per share data)
                                                                THREE MONTHS ENDING
                                                                3/31/04      3/31/03
                                                              ------------  ----------
Net Income (Loss)                                             $      (829)  $      304
Add:
Income (Loss) allocated to Minority Interest                         (229)         114
Distributions to Preferred Unitholders                                499            -
Depreciation and Amortization                                       1,602        1,087
Adjustments for Unconsolidated Joint Ventures                         160            -
                                                              ------------  ----------
FFO applicable to common shareholders                         $     1,203   $    1,505
                                                              ============  ==========

Fully Diluted Weighted Average Shares and Units Outstanding    19,048,609    7,677,507

FFO was $1,203 in the three months ended March 31, 2004, which was a decrease of $302, or 20.1% over FFO in the comparable period in 2003, which was $1,505.

The decrease in FFO was primarily a result of the fact that all of the hotels were under fixed and percentage leases for the period ended March 31, 2003. Under the REIT Modernization Act ("RMA"), which became effective January 1,
2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS currently leases 14 properties from the Partnership, and is subject to taxation as a C-Corporation. During 2003 and the first quarter of 2004, a large portion of the fixed and percentage leases have expired, and the Company now records the hotel operating revenues and expenses directly on its books. Due to the seasonal nature of our business, the first quarter is historically our weakest quarter, and the Company realized a larger portion of the expenses during the period ended March 31, 2004 than during March 31, 2003.

FFO was also impacted by increases in our General and Administrative expenses during the period ended March 31, 2004 to reflect the implementation of a formal management compensation plan and additional legal and accounting expenses incurred during the period.

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

   Percentage lease income is recognized when hotel operating or other revenues exceed the minimum thresholds required for percentage rent under terms of the lease agreements. Fixed lease income is recognized under fixed rent agreements ratably over the lease term. All leases between us and the
   lessees  are   operating  leases.

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

IMPACT OF FIN 46

The Financial Accounting Standards Board issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities (VIE's), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51)," in January 2003 and a further interpretation of FIN 46 in December 2003 ("FIN 46-R" and FIN 46, collectively "FIN 46"). FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in any variable interest entity ("VIE") through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements. We have adopted FIN 46 as of March 31, 2004.

In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns.

Based upon our review, HHMLP is considered a variable interest entity of which we have been determined to be the primary beneficiary. Therefore we have consolidated the financial statements of HHMLP with ours as of March 31, 2004. The minority interest in HHMLP represents 100% of the deficit since we have no ownership interest but consolidate under FIN 46. The partners in HHMLP have committed to funding the deficits. Because the consolidation is effective as of March 31, 2004, it does not impact our income statement or statement of cash flows. In addition, we own a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Points - Revere. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation.

All other investments in partnerships and joint ventures represent noncontrolling ownership interests in properties. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.

INFLATION

     Operators of hotels in general possess the ability to adjust room rates. However, competitive pressures may limit the lessee's ability to raise room rates in the face of inflation, and annual increases in average daily rates have failed to keep pace with inflation.

SEASONALITY

     Our hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our hotel operating revenues earned, cash flows received from operations and our quarterly lease revenue to the extent that we receive percentage rent.

SUBSEQUENT  EVENTS

     The quarterly dividend pertaining to the first quarter of 2004 was paid on April 16, 2004 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

     A distribution of $499 was also paid to CNL pertaining to the dividends on the 10.5% Series A Preferred Units. This dividend reflected a pro rata distribution based upon an investment of $4,027 on August 29, 2003, $10,000 on April 21, 2003 and an additional $5,000 on May 21, 2003.

     On April 16, 2004, CNL exercised their conversion right and redeemed all of their convertible preferred units into 2,816,460 shares of class A common shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At March 31, 2004, we maintained approximately $1,230 of indebtedness under the Line of Credit. The total floating rate mortgages payable of $16,245 had a current weighted average interest rate of 5.02%. The total fixed rate mortgages payable of $62,630 had a current weighted average interest rate of 7.65%.

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

     Approximately 79.4% of our outstanding mortgages payable are subject to fixed rates while approximately 20.6% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt as of March 31, 2004 was approximately 7.11%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the three-month period ended March 31, 2004, our interest expense for the three-month period ended March 31, 2004 would have been increased or decreased by approximately $40.

     We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at March 31, 2004, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                       2004    2005    2006    2007    2008   THEREAFTER    TOTAL
                       -----  ------  ------  ------  ------  -----------  -------
Fixed Rate Debt         656   1,035   9,278   1,344   1,457       48,860   62,630
Average Interest Rate  8.50%   8.31%   6.57%   7.08%   7.11%        7.78%    7.65%

Floating Rate Debt      372     525     561     599     639       13,549   16,245
Average Interest Rate  5.02%   5.02%   5.01%   5.01%   5.01%        5.02%    5.02%

     The table incorporates only those exposures that existed as of March 31, 2004 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time. In addition, the Company maintains a note payable for seller financing of $1,000 that is due on October 1, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 16, 2004, CNL Hospitality Properties, L.P. ("CNL LP") redeemed 190,266 Series A convertible preferred units of limited partnership interest in HHLP ("Series A Preferred Units") into 2,816,460 shares of class A common stock. CNL LP has subsequently liquidated these shares in a secondary offering. Hersha Hospitality Trust did not receive any proceeds from this secondary offering.

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

          (b)  REPORTS  ON  FORM  8-K

               Item 12 Current Report on Form 8-K filed May 14, 2004
               Item 4 Current Report on Form 8-K filed April 22, 2004
               Item 12 Current Report on Form 8-K filed March 31, 2004
               Item 12 Current Report on Form 8-K filed March 8, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HERSHA HOSPITALITY TRUST

May 17, 2004                        /s/ Ashish R. Parikh
                                    -----------------------
                                    Ashish R. Parikh
                                    Chief Financial Officer