Form 10-K/A
period 2003-12-31
HERSHA HOSPITALITY TRUST
filed 2004-07-01
CIK 1063344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-K/A

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

     Documents  Incorporated  By  Reference:  None.

                                EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A is being filed solely to restate our Consolidated Balance sheets as of December 31, 2003 and 2002 in order to present the Minority Interest balances outside of Shareholders' Equity. Previously, we had presented Minority Interest as a separate component within Shareholders' Equity.

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

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Trustees of Hersha Hospitality Trust
  New Cumberland, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Hersha Hospitality Trust and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for year then ended. Our audit also included the financial statement schedule included on Pages 77 and 78. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

                                      REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
March 5, 2004, except for the third paragraph of Note 15 as to which the date is March 11, 2004

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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------------------------------------------------

                                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                                 2003            2002
                                                                                            --------------  --------------
ASSETS:
  Cash and cash equivalents                                                                 $      40,707   $         140
  Investment in Hotel Properties, net
    of Accumulated Depreciation                                                                   121,076          93,814
  Notes Receivable                                                                                 15,200             200
  Escrow Deposits                                                                                   2,160           1,749
  Accounts Receivable                                                                                 223               -
  Lease Payments Receivable - Related Party                                                         2,590           2,562
  Lease Payments Receivable - Other                                                                     -             233
  Intangibles, net of Accumulated Amortization of $540 and $430                                     1,322           1,165
  Due from Related Party                                                                            5,768           1,130
  Investment in Joint Ventures                                                                      6,576               -
  Other Assets                                                                                        946             523
                                                                                            --------------  --------------

TOTAL ASSETS                                                                                $     196,568   $     101,516
                                                                                            ==============  ==============

LIABILITIES:
  Mortgages Payable                                                                         $      70,837   $      61,538
  Notes Payable                                                                                     1,000               -
  Line of Credit                                                                                        -           3,803
  Cash Payable - Common Partnership Unit Redemption                                                 8,951               -
  Deposits Payable                                                                                      -           1,000
  Dividends and Distributions Payable                                                               3,407           1,382
  Due to Related Party                                                                                419           1,303
  Accounts Payable and Accrued Expenses                                                             1,523             854
                                                                                            --------------  --------------

  TOTAL LIABILITIES                                                                                86,137          69,880
                                                                                            --------------  --------------

COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST:
  Common Units                                                                                     21,891          20,258
  Series A Preferred Units                                                                         17,080               -
                                                                                            --------------  --------------
  TOTAL MINORITY INTEREST                                                                          38,971          20,258
                                                                                            --------------  --------------

SHAREHOLDERS' EQUITY:
  Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized, None Issued and
  Outstanding                                                                                           -               -

  Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized,
  12,355,075 and 2,576,863 Shares Issued and Outstanding at December 31, 2003 and
  December 31, 2002, Respectively (Aggregate Liquidation Preference $74,130 and $15,457,
  respectively)                                                                                       124              26

  Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and
  Outstanding                                                                                           -               -

  Additional Paid-in Capital                                                                       76,217          13,679
  Additional Paid-in Capital - Stock Options                                                          279               -
  Distributions in Excess of Net Earnings                                                          (5,160)         (2,327)
                                                                                            --------------  --------------

                                                                                                   71,460          11,378
                                                                                            --------------  --------------

TOTAL SHAREHOLDERS' EQUITY                                                                        110,431          31,636
                                                                                            --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $     196,568   $     101,516
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

     The FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for interim financial periods beginning after June 15, 2003. SFAS 150 establishes standards for how an issue classifies and measures certain financial instruments with characteristics of both liabilities and equity. On October 29, 2003, the FASB agreed to defer indefinetly certain provisions of SFAS No. 150 to noncontrolling interests in limited life subsidiaries. The Company determined that its consolidated partnership is a limited life subsidiary, the carrying value which is reported in minority interest on the Company's balance sheet. The adoption of the remainder of SFAS No. 150 on July 1, 2003, had no impact on the Company's financial condition or its result of operations.

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

NOTE 14 - FINANCIAL STATEMENT RESTATEMENT

We have restated our Consolidated Balance Sheets as of December 31, 2003 and 2002 in order to present the Minority Interest balances outside of the Shareholders' Equity. Previously, we had presented Minority Interest as a separate component within Shareholders' Equity. The presentation below shows the Consolidated Balance Sheets as presented and restated as of December 31, 2003 and 2002.

                                                                                   AS PREVIOUSLY
                                                                                     PRESENTED                     AS RESTATED
                                                                                   DECEMBER 31,                    DECEMBER 31,
                                                                                       2003         ADJUSTMENTS        2003
                                                                                  ---------------  -------------  --------------
                                                                                  $      196,568                  $     196,568
                                                                                  ===============                 ==============


TOTAL LIABILITIES                                                                         86,137                         86,137
                                                                                  ---------------                 --------------
                                                                                               -                              -
MINORITY INTEREST:
Common Units                                                                                             21,891          21,891
Series A Preferred Units                                                                                 17,080          17,080
                                                                                                   -------------  --------------

TOTAL MINORITY INTEREST                                                                                  38,971          38,971
                                                                                                   -------------  --------------

Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized,
None Issued and Outstanding                                                                    -                              -

Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized,
12,355,075 and 2,576,863 Shares Issued and Outstanding at December 31, 2003 and
December 31, 2002, Respectively (Aggregate Liquidation Preference $74,130 and
15,457, respecti                                                                             124                            124

Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized,
None Issued and Outstanding                                                                    -                              -

Additional Paid-in Capital                                                                76,217                         76,217
Additional Paid-in Capital - Stock Options                                                   279                            279
Distributions in Excess of Net Earnings                                                   (5,160)                        (5,160)
                                                                                  ---------------                 --------------

                                                                                          71,460
                                                                                  ---------------

MINORITY INTEREST:
Common Units                                                                              21,891        (21,891)
Series A Preferred Units                                                                  17,080        (17,080)
                                                                                  ---------------  -------------

                                                                                          38,971        (38,971)
                                                                                  ---------------  -------------

TOTAL SHAREHOLDERS' EQUITY                                                               110,431                         71,460
                                                                                  ---------------                 --------------

                                                                                  $      196,568   $          -   $     196,568
                                                                                  ===============  =============  ==============



                                                                                   AS PREVIOUSLY
                                                                                     PRESENTED                     AS RESTATED
                                                                                   DECEMBER 31,                    DECEMBER 31,
                                                                                       2002         ADJUSTMENTS        2002
                                                                                  ---------------  -------------  --------------

                                                                                  $      101,516                  $     101,516
                                                                                  ===============                 ==============


TOTAL LIABILITIES                                                                         69,880                         69,880
                                                                                  ---------------                 --------------

                                                                                               -              -               -

MINORITY INTEREST:
Common Units                                                                                             20,258          20,258
Series A Preferred Units                                                                                      -               -
                                                                                                   -------------  --------------
TOTAL MINORITY INTEREST                                                                                  20,258          20,258
                                                                                                   -------------  --------------


Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized,
None Issued and Outstanding                                                                    -                              -

Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized,
12,355,075 and 2,576,863 Shares Issued and Outstanding at December 31, 2003 and
December 31, 2002, Respectively (Aggregate Liquidation Preference $74,130 and
15,457, respecti                                                                              26                             26

Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized,
None Issued and Outstanding                                                                    -                              -

Additional Paid-in Capital                                                                13,679                         13,679
Additional Paid-in Capital - Stock Options                                                     -                              -
Distributions in Excess of Net Earnings                                                   (2,327)                        (2,327)
                                                                                  ---------------                 --------------

                                                                                          11,378
                                                                                  ---------------

MINORITY INTEREST:
Common Units                                                                              20,258        (20,258)
Series A Preferred Units                                                                       -              -
                                                                                  ---------------  -------------

                                                                                          20,258        (20,258)
                                                                                  ---------------  -------------

TOTAL SHAREHOLDERS' EQUITY                                                                31,636                         11,378
                                                                                  ---------------  -------------  --------------

                                                                                  $      101,516   $          -   $     101,516
                                                                                  ===============  =============  ==============

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 15 - SUBSEQUENT EVENTS

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

23.1  Consent of Moore Stephens, P.C.****

23.2  Consent of Reznick Fedder & Silverman, P.C.****

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

_____________________

* Filed with the SEC as an exhibit to Hersha Hospitality Trust's registration statement on Form S-11, as amended, Registration No. 333-56087, and incorporated herein by reference.
** Filed with the SEC as an exhibit to the registration statement on Form S-2, Registration No. 333-109100, filed on September 25, 2003, and incorporated herein by reference.
*** Filed herewith with the SEC as an exhibit to Hersha Hospitality Trust's Annual Report on Form 10-K filed on March 29, 2004.
****  Filed herewith.



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

HERSHA  HOSPITALITY  TRUST


June 30, 2004
                               /s/  Hasu P. Shah
                               Hasu P. Shah
                               Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                         DATE
--------------------------              -----                         ----


/s/  Hasu P. Shah
--------------------------   Chairman of the Board and Chief      June 30, 2003
        Hasu P. Shah         Executive Officer (Principal
                             Executive Officer)

/s/  Thomas S. Capello
--------------------------   Trustee                              June 30, 2003
      Thomas S. Capello

/s/  John M. Sabin
--------------------------   Trustee                              June 30, 2003
      John M. Sabin

/s/  Donald J. Landry
--------------------------   Trustee                              June 30, 2003
      Donald J. Landry


--------------------------   Trustee
      William Lehr, Jr.

/s/  Michael A. Leven
--------------------------   Trustee                              June 30, 2003
      Michael A. Leven

/s/  K.D. Patel
--------------------------   Trustee                              June 30, 2003
      K.D. Patel

/s/  Ashish R. Parikh
--------------------------   Chief Financial Officer (Principal   June 30, 2003
     Ashish R. Parikh        Financial Officer)

/s/  David Desfor
--------------------------   Controller (Principal Accounting     June 30, 2003
      David Desfor           Officer)

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

23.1  Consent of Moore Stephens, P.C.****

23.2  Consent of Reznick Fedder & Silverman, P.C.****

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

_____________________
* Filed with the SEC as an exhibit to Hersha Hospitality Trust's registration statement on Form S-11, as amended, Registration No. 333-56087, and incorporated herein by reference.
** Filed with the SEC as an exhibit to the registration statement on Form S-2, Registration No. 333-109100, filed on September 25, 2003, and incorporated herein by reference.
*** Filed herewith with the SEC as an exhibit to Hersha Hospitality Trust's Annual Report on Form 10-K filed on March 29, 2004
****  Filed herewith.