Form 10-Q
period 2004-06-30
HERSHA HOSPITALITY TRUST
filed 2004-08-16
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q


(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from     to

                        Commission file number: 001-14765

                            HERSHA HOSPITALITY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

              MARYLAND                                         251811499
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

     148 SHERATON DRIVE, BOX A                                  17070
    NEW CUMBERLAND, PENNSYLVANIA                              (Zip Code)
 (Address of Registrant's Principal
        Executive Offices)

       Registrant's telephone number, including area code: (717) 770-2405

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     As of June 30, 2004, the number of outstanding common shares was 16,388,741.

                            HERSHA HOSPITALITY TRUST



                     TABLE OF CONTENTS FOR FORM 10-Q REPORT

ITEM NO.                                                                               PAGE
----------                                                                             ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


            Balance Sheets as of June 30, 2004 [Unaudited]
            and December 31, 2003 (Restated) . . . . . . . . . . . . . . . . . . . . . . .2
            Consolidated Statements of Operations for the three and six months ended
            June 30, 2004 and 2003 [Unaudited]. . . . . . . . . . . . . . . . . . . . . . 4
            Consolidated Statements of Cash Flows for the six months ended
            June 30, 2004 and 2003 [Unaudited] . . . . . . . . . . . . . . . . . . . . . .5
            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .6


   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . 31

   Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . .31

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32
   Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . .32
   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . .32
   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .32
   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32
   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 32

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                           UNAUDITED      RESTATED
                                                                            JUNE 30,    DECEMBER 31,
                                                                             2004           2003
                                                                          -----------  --------------
ASSETS:
Cash and cash equivalents                                                 $    1,916   $      40,707
Investment in Hotel Properties, net
    of Accumulated Depreciation                                              147,549         121,076
Hotel Assets Held for Sale                                                    10,926               -
Notes Receivable - Related Party                                              15,000          15,000
Notes Receivable                                                               7,200             200
Escrow Deposits                                                                2,020           2,160
Accounts Receivable                                                            2,552             223
Lease Payments Receivable - Related Party                                        584           2,590
Intangibles, net of Accumulated Amortization of $965 and $893                  1,315           1,322
Due from Related Party                                                         6,760           5,768
Investment in Joint Ventures                                                   7,172           6,576
Other Assets                                                                   1,643             946
                                                                          -----------  --------------

TOTAL ASSETS                                                              $  204,637   $     196,568
                                                                          ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Mortgages Payable                                                         $   74,658   $      70,837
Debt Related to Hotel Assets Held for Sale                                     8,205               -
Notes Payable                                                                  1,000           1,000
Line of Credit                                                                 1,235               -
Capital Lease Payable                                                            587               -
Common Partnership Unit Redemption Payable                                         -           8,951
Advance Deposits                                                                 271               -
Deferred Income                                                                   69               -
Dividends and Distributions Payable                                            3,462           3,407
Due to Related Party                                                             521             419
Accounts Payable and Accrued Expenses                                          5,487           1,523
                                                                          -----------  --------------

TOTAL LIABILITIES                                                             95,495          86,137
                                                                          -----------  --------------

    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

COMMITMENTS AND CONTINGENCIES                                                      -               -

MINORITY INTEREST:
Series A Preferred Units                                                           -          17,080
Common Units                                                                  15,814          21,891
Joint Venture Interest in Logan Hospitality                                    2,146               -
                                                                          -----------  --------------
TOTAL MINORITY INTEREST                                                       17,960          38,971
                                                                          -----------  --------------

SHAREHOLDERS' EQUITY:
Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized,
None Issued and Outstanding                                                        -               -

Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares
Authorized, 16,388,741 and 12,355,075 Shares Issued and Outstanding
at June 30, 2004 and December 31, 2003, Respectively (Aggregate
Liquidation Preference $-0- and $74,130, respectively)                           164             124

Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
Authorized, None Issued and Outstanding                                            -               -

Additional Paid-in Capital                                                   100,792          76,496
Distributions in Excess of Net Earnings                                       (9,774)         (5,160)
                                                                          -----------  --------------

TOTAL SHAREHOLDERS' EQUITY                                                    91,182          71,460
                                                                          -----------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  204,637   $     196,568
                                                                          ===========  ==============

    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                 JUNE 30,
                                                                         2004         2003         2004         2003
                                                                      -----------  -----------  -----------  ----------
REVENUE:
    Percentage Lease Revenues - HHMLP                                 $         -  $    3,405   $     1,487  $    5,542
    Percentage Lease Revenues - Other                                           -         260             -         960
    Hotel Operating Revenues                                               14,200         772        19,669         772
    Interest                                                                   45           0           119           0
    Interest - Secured Loans Related Party                                    358         168           711         210
    Interest - Secured Loans                                                  132           0           171           0
    Other Revenue                                                              53           2           147           4
                                                                      -----------  -----------  -----------  ----------
    TOTAL REVENUE                                                          14,788       4,607        22,304       7,488
                                                                      -----------  -----------  -----------  ----------

EXPENSES:
    Interest expense                                                        1,435       1,087         2,805       2,251
    Hotel Operating Expenses                                                8,185         888        12,370         888
    Land Lease                                                                158           -           287           -
    Real Estate and Personal Property
      Taxes and Property Insurance                                            967         264         1,530         515
    General and Administrative                                                685         150         1,184         389
    Depreciation and Amortization                                           1,741       1,008         3,244       1,996
                                                                      -----------  -----------  -----------  ----------
TOTAL EXPENSES                                                             13,171       3,397        21,420       6,039

    INCOME FROM UNCONSOLIDATED JOINT VENTURE INVESTMENTS                      188           -           169           -
                                                                      -----------  -----------  -----------  ----------

    INCOME BEFORE DISTRIBUTION TO PREFERRED
      UNITHOLDERS, MINORITY INTEREST AND DISCONTINUED OPERATIONS            1,805       1,210         1,053       1,449
                                                                      -----------  -----------  -----------  ----------

    DISTRIBUTIONS TO PREFERRED UNITHOLDERS                                      -         264           499         264
    INCOME ALLOCATED TO MINORITY INTEREST FROM CONTINUING OPERATIONS          336         973            66         968
                                                                      -----------  -----------  -----------  ----------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                          $     1,469  $      (27)  $       488  $      217
                                                                      -----------  -----------  -----------  ----------

    DISCONTINUED OPERATIONS (NOTE 10):
    INCOME FROM DISCONTINUED OPERATIONS                                       136          61           288         121
                                                                      -----------  -----------  -----------  ----------

    NET INCOME TO COMMON SHAREHOLDERS                                 $     1,605  $       34   $       776  $      338
                                                                      ===========  ===========  ===========  ==========

EARNINGS (LOSS) PER SHARE DATA FROM CONTINUING OPERATIONS
---------------------------------------------------------
     BASIC                                                            $      0.09  $    (0.01)  $      0.03  $     0.08
     DILUTED                                                          $      0.09  $    (0.01)  $      0.03  $     0.08

DISCONTINUED OPERATIONS PER SHARE
---------------------------------
     BASIC                                                            $      0.01  $     0.02   $      0.02  $     0.05
     DILUTED                                                          $      0.01  $     0.02   $      0.02  $     0.05

EARNINGS PER SHARE DATA TO COMMON SHAREHOLDERS
----------------------------------------------
    BASIC                                                             $      0.10  $     0.01   $      0.05  $     0.13
    DILUTED                                                           $      0.10  $     0.01   $      0.05  $     0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
------------------------------------------
    BASIC                                                              15,893,539   2,578,703    14,304,998   2,578,247
    DILUTED                                                            18,735,976   2,578,703    17,484,063   2,578,247

    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                          JUNE 30,    JUNE 30,
                                                                            2004        2003
                                                                         ----------  ----------
OPERATING ACTIVITIES:
    Net Income Allocated to Common Shareholders                          $     776   $     338
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation                                                           3,353       2,145
      Amortization                                                              89          51
      Income Allocated to Minority Interest                                    130       1,208
      Distributions to Series A Preferred Unitholders                            -         264
    Equity in Income of Unconsolidated Joint Ventures                         (169)          -
    Change in Assets and Liabilities:
    (Increase) Decrease in:
      Accounts Receivable                                                   (2,329)       (130)
      Lease Payments Receivable - Related Party                              2,006        (946)
      Lease Payments Receivable - Other                                          -         233
      Other Assets                                                            (697)        379
      Due from Related Party                                                  (992)       (306)
    Increase (Decrease):
      Advance Deposits                                                         271           -
      Deposits Payable                                                           -      (1,000)
      Deferred Income                                                           69           -
      Due to Related Party                                                     102        (115)
      Accounts Payable and Accrued Expenses                                  3,964          52
                                                                         ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    6,573       2,173
                                                                         ----------  ----------

INVESTING ACTIVITIES:
    Purchase of Hotel Property Assets                                      (24,247)       (710)
    Capital Expenditures                                                    (1,977)          -
    Development Loans to Related Parties                                         -      (7,700)
    Escrow and Lease Deposits                                                  140        (322)
    Advances and Capital Contributions to Unconsolidated Joint Ventures       (427)          -
    Investment in Notes Receivable                                          (7,000)          -
    Purchase of Intangible Assets                                              (65)          -
    Purchase of Joint Venture Interests                                     (3,000)          -
                                                                         ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                      (36,576)     (8,732)
                                                                         ----------  ----------

FINANCING ACTIVITIES:
    Proceeds from Borrowings Under Line of Credit                            8,916      12,524
    Repayment of Borrowings Under Line of Credit                            (7,681)    (11,896)
    Principal Repayment of Mortgages Payable                                  (561)     (4,598)
    Proceeds from Mortgages Payable                                          3,715         427
    Cash received from Stock Sales                                           2,265           -
    Sale of Series A Preferred Units                                             -      13,228
    Redemption of Common Partnership Units                                  (8,951)          -
    Cash Payments for Stock Issuance                                          (133)          -
    Preferred Distributions Paid on Series A Preferred Units                  (497)          -
    Dividends Paid on Common Shares                                         (4,666)       (916)
    Distribution Paid on Limited Partnership Units                          (1,195)     (1,837)
                                                                         ----------  ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (8,788)      6,932
                                                                         ----------  ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (38,791)        373
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             40,707         140
                                                                         ----------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $   1,916   $     513
                                                                         ==========  ==========

    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hersha Hospitality Trust ("we" or the "Company") was formed in May 1998 as a self-administered, Maryland real estate investment trust ("REIT") for Federal income tax purposes.

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

     On April 21, 2003, May 21, 2003 and August 29, 2003, CNL Hospitality Partnership, LP ("CNL") purchased $10,000, $5,000 and $4,027, respectively, of convertible preferred units of limited partnership interest in the Partnership (the "Series A Preferred Units"). Net of offering expenses, the Partnership received proceeds of $17,023. On April 16, 2004, CNL exercised its conversion right and redeemed all of its convertible preferred units into 2,816,460 shares of common stock. CNL sold 2,500,000 of these class common shares in a public offering as of April 23, 2004.

     On October 21, 2003, we completed a public offering of 9,775,000 common shares at $8.50 per share. Proceeds to the Company, net of underwriting discounts and commissions, structuring fees and expenses, were approximately $77,262. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership. Of the net offering proceeds, approximately $10,400 was used to fund limited partner redemptions and approximately $24,000 was used to repay indebtedness. The remaining net proceeds were used principally to fund acquisitions and for general corporate purposes.

     As of June 30, 2004, the Company, through the Partnership and subsidiary partnerships, owned 23 limited and full service hotels and a joint venture interest in three properties. The Company terminated eight leases with Hersha Hospitality Management, LP ("HHMLP"), a Pennsylvania limited partnership, as of April 1, 2004. Subsequent to this termination, all of the 23 owned hotel facilities are leased to the Company's taxable REIT subsidiary ("TRS"), 44 New England. The Hampton Inn, (Manhattan) Chelsea, NY, owned in a joint venture with CNL, is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn, Glastonbury, CT owned in a joint venture, is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Sheraton Four Points, Revere, MA owned in a joint venture, is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture. We have consolidated the operations of the joint venture that owns The Sheraton Four Points, Revere, MA because the Company owns a controlling interest in the venture.

     44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the "Percentage Leases") that provide for percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. HHMLP serves as the manager for all of the owned assets and joint venture assets. HHMLP is owned in part by four of the Company's executive officers, two of its trustees and other third party investors.

     As of June 30, 2004, we owned a 85.22% interest in the Partnership.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

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

     Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners' interest in the net assets of the Partnership and the joint venture partner's ownership interests in the consolidated assets. Net operating results of the Partnership are allocated after preferred distributions based on their respective partners' ownership interests. Our ownership interest in the Partnership as of June 30, 2004 and 2003 was 85.22% and 26.1%, respectively.

     We own a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Point, Revere, MA. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation.

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

     We have terminated all of the existing leases with HHMLP, effective April 1, 2004. Due to the termination of the leases and the funding of sufficient equity by the partners of HHMLP, we have determined that HHMLP is a voting interest entity and we have no ownership interest in that entity. Therefore we have not consolidated the financial statements of HHMLP with ours effective as of April 1, 2004.

     All other investments in partnerships and joint ventures represent non-controlling ownership interests in properties. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

     We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.

     Recent  Developments
     --------------------

     On May 27, 2004, we acquired the 73 room Comfort Inn, Frederick, MD for $5,350 including the assumption of approximately $3,715 of debt. We have acquired the Comfort Inn, Frederick, MD from a partnership controlled by several of our executive officers and trustees. The Comfort Inn, Frederick, MD is leased to our TRS and managed by HHMLP.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     We entered into an agreement effective April 1, 2004 with HHMLP to terminate the eight remaining leases for the following properties:

          Holiday Inn Express, Long Island City, NY
          Doubletree Club, Jamaica, JFK Airport - NY
          Comfort Inn, Frederick, MD
          Hampton Inn & Suites, Hershey, PA
          Hampton Inn, Danville, PA
          Holiday Inn Express & Suites, Harrisburg, PA
          Sleep Inn and Mainstay Suites, King of Prussia, PA

     All  of  these properties have entered into leases with 44 New England (our
     TRS) effective as of April 1, 2004 and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP have agreed to waive any and all purchase price adjustments (See "Note 6- Commitments and Contingencies and Related Party Transactions") in the original purchase agreements for each of the properties. There is no contractual liability for any future repricings with any of our owned properties as of April 1, 2004. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations.

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

     Revenue  Recognition
     --------------------

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

     Earnings  Per  Common  Share
     ----------------------------

     We compute earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Minority  Interest
     ------------------

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

     We also maintain minority interests for the 45% equity interest in Logan Hospitality Associates, LLC ("Logan") owned by a third party. We purchased a 55% joint venture in Logan during March 2004 and have consolidated the operations of this entity. We allocate this joint venture's income (loss) to this minority interest account based upon the ownership of the entity.

     Impairment  of  Long-Lived  Assets
     ----------------------------------

     We review the carrying value of each hotel property in accordance with SFAS No. 144 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or if depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

     Income  Taxes
     -------------

     The Company qualifies as a REIT under applicable provisions of the Internal Revenue Code, as amended, and intends to continue to qualify as a REIT. In general, under such provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for Federal income tax purposes.

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

     Under the REIT Modernization Act ("RMA"), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 23 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended June 30, 2004. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reclassifications
     -----------------

     Certain Amounts in the prior financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

     Investment in Hotel Properties consist of the following at June 30, 2004 and December 31, 2003

          INVESTMENT IN HOTEL PROPERTIES      06/30/2004    12/31/2003
          ---------------------------------  ------------  ------------
          Land                               $    12,005   $    11,710
                                             ------------  ------------
          Buildings and Improvements             132,474       105,615
          Furniture, Fixtures and Equipment       27,244        21,797
                                             ------------  ------------
                                                 171,723       139,122
          Less Accumulated Depreciation          (24,174)      (18,046)
                                             ------------  ------------
          TOTAL                              $   147,549   $   121,076
                                             ============  ============


     Assets Held for Sale consist of the following at June 30, 2004. There were no assets held for sale at December 31, 2004.


               ASSETS HELD FOR SALE:               06/30/2004
               ---------------------------------  ------------
               Land                               $     1,550
                                                  ------------
               Buildings and Improvements               8,793
               Furniture, Fixtures and Equipment        1,263
                                                  ------------
                                                       11,606
               Less Accumulated Depreciation             (680)
                                                  ------------
               TOTAL                              $    10,926
                                                  ============

     The mortgage debt related to the Assets Held for Sale was $8,205 at June 30, 2004.

NOTE 3 - NOTES RECEIVABLE

     Joint  Venture
     --------------

     On November 11, 2003, we provided financing to HT/CNL Metro Hotels, our joint venture with CNL, in the amount of $15,000. The terms of the note call for interest only payments at 5.0% per annum through maturity on November 10, 2004 when the outstanding balance and any accrued interest are due. The note is secured by a first priority lien on HT/CNL's sole hotel asset, The Hampton Inn, Manhattan ( Chelsea), NY. For the three and six months ended June 30, 2004, we earned interest income of $187 and $369, respectively, which is included in "Interest - Secured Loans Related Party" on the statement of operations.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

     NOTE 3 - NOTES RECEIVABLE (CONTINUED)

     During March 2004, we provided a first mortgage financing commitment of $10 million for the newly constructed Hilton Garden Inn (JFK Airport), NY to Metro Ten Hotels, LLC, a third party owner of the asset. We have also acquired an option to purchase a 50% interest in this asset. As of June 30, 2004, $7,000 of the mortgage has been drawn and is recorded in our Notes Receivable balance. For the three and six months ended June 30, 2004, we earned interest income of $132 and $171, respectively, which is included in "Interest - Secured Loans" on the statement of operations.

     Seller  Financing
     -----------------

     On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200. The terms of the note called for accrued interest at 10% per annum through maturity on December 31, 2003, when the outstanding balance and accrued interest were due. The note is unsecured. During June 2004, we extended the due date of the note through December 31, 2004. We have also accrued interest on the Note from September 26, 2002 until June 30, 2004 at the rate of 10%. The note modification also increases our interest rate to 12% from July 1, 2004 until December 31, 2004. We had not been accruing interest in prior periods due to the uncertainty of collection of this interest. Based upon current interest payments made during the period and our ongoing negotiations, we have determined that the interest is collectible. We have recorded accrued interest income from September 2002 until December 31, 2003 during the current period. For the three and six months ended June 30, 2004, we earned interest income of $5 and $10, respectively, which is included in "Other Revenue" on the statement of operations.

     NOTE  4  -  INVESTMENT  IN  UNCONSOLIDATED  JOINT  VENTURES

     On August 29, 2003, HT/CNL Metro Hotels, LP purchased the Hampton Inn, (Manhattan) Chelsea, NY. We own a one-third equity interest in this joint venture partnership while CNL Hospitality Partners LP owns the remaining equity interests. HT/CNL Metro Hotels purchased this asset for $28,000 plus settlement costs of approximately $480 and leased it to Hersha CNL TRS, Inc., a TRS wholly owned by HT/CNL Metro Hotels. In conjunction with this transaction, HT/CNL Metro Hotels executed mortgage indebtedness of approximately $15,400 payable to the Partnership and paid cash of approximately $14,080.

     On November 13, 2003, we purchased a 40% joint venture interest in PRA Glastonbury, LLC. The only asset owned by PRA Glastonbury LLC is the Hilton Garden Inn, Glastonbury, CT. We purchased our joint venture interest in this asset for $2,680 including settlement costs of approximately $250 and leased it to Hersha PRA TRS, Inc., a TRS wholly owned by PRA Glastonbury, LLC. In conjunction with this transaction, PRA Glastonbury, LLC assumed mortgage indebtedness of approximately $9,900.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

     As of June 30, 2004 and December 31, 2003 our investment in unconsolidated joint ventures consists of the following:

          INVESTMENT IN UNCONSOLIDATED  Percent
          JOINT VENTURES                 Owned    6/30/2004   12/31/2003
          ----------------------------  --------  ----------  -----------

          HT/CNL Metro Hotels, LP         33.33%  $    4,544  $     4,098
          PRA Glastonbury, LLC            40.00%       2,628        2,478
                                                  ----------  -----------
          TOTAL                                   $    7,172  $     6,576
                                                  ==========  ===========

     The following table sets forth the total assets, liabilities, equity and components of net income, including the Company's share, related to the unconsolidated joint ventures discussed above as of June 30, 2004 and December 31, 2003. We did not have any interests in unconsolidated joint ventures for the period ended June 30, 2003.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

                                                                             June 30,      December 31,
                                                                               2004            2003
                                                                          ------------------------------
Balance Sheet
Assets
    Investment in hotel property, net                                     $      43,908   $      44,459
    Other assets                                                                  2,320           1,335
                                                                          --------------  --------------
      Total Assets                                                        $      46,228   $      45,794
                                                                          ==============  ==============

Liabilities and Equity
    Mortgages and notes payable                                           $      10,960   $      11,158
    Note payable - Hersha Hospitality Trust                                      15,000          15,000
    Other liabilities                                                             1,135             941
    Equity:
      Hersha Hospitality Trust                                                    7,172           6,576
      Other                                                                      11,961          12,119
                                                                          --------------  --------------

      Total Liabilities and Equity                                        $      46,228   $      45,794
                                                                          ==============  ==============

                                                                           Three Months     Six Months
                                                                              Ended            Ended
                                                                            6/30/2004        6/30/2004
                                                                          --------------  --------------
Statement of Operations
    Room revenue                                                          $       2,831   $       4,970
    Other revenue                                                                   199             368
    Operating expenses                                                           (1,765)         (3,336)
    Interest expense                                                               (292)           (626)
    Depreciation, amortization and other                                           (446)           (890)
                                                                          --------------  --------------

      Net Income                                                          $         527   $         486
                                                                          --------------  --------------


Equity Income recognized during three and six months ended June 30, 2004 for our Equity Investments in Unconsolidated Joint Ventures:

                                                                           Three Months     Six Months
                                                                              Ended            Ended
                                                                            6/30/2004        6/30/2004
                                                                          ------------------------------
    HT/CNL                                                                $         114   $         126
                                                                          --------------  --------------
    HT/PRA Glastonbury                                                               74              43
                                                                          --------------  --------------

    Total equity income                                                   $         188   $         169
                                                                          --------------  --------------

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 5 - DEBT

     Mortgages
     ---------

     The total mortgages payable balance at June 30, 2004 and December 31, 2003 was $82,863 and $70,837, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.00% to 9.43%. The maturities for the outstanding mortgages ranged from July 2007 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $2,994, and $2,457 during the six month periods ended June 30, 2004 and 2003, respectively. Aggregate interest expense incurred under the mortgages payable totaled $1,529, and $1,189 during the three month periods ended June 30, 2004 and 2003, respectively. The mortgages are secured by various hotel properties, land and leasehold improvements with a combined net book value of $158,475 and $121,076 as of June 30, 2004 and December 31, 2003, respectively.

     Revolving  Line  of  Credit
     ---------------------------

     The Company has a revolving line of credit from Sovereign Bank (the "Line of Credit") in the maximum amount of $35,000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg, PA and the Mainstay Suites and Sleep Inn, King of Prussia, PA. The interest rate on borrowings under the Line of Credit at June 30, 2004 and December 31, 2003 was 4.25% and 4.0%, respectively. The Line of Credit expires in December 2004. The outstanding principal balance on the Line of Credit was $1,235 and $-0- at June 30, 2004 and December 31, 2003, respectively.

     Note  Payable
     -------------

     The Company received seller financing of $1,000 from Inn America at Aviation Plaza, L.L.C. (the "Inn America Note") related to the purchase of our Hampton Inn, Linden, NJ and Hilton Garden Inn, Edison, NJ. The principal amount of the Inn America Note is due on December 31, 2004, and we are accruing interest at 5.0% per annum related to this note. For the three and six months ended June 30, 2004, we have incurred interest expense of $13 and $25, respectively.

     Capital  Lease  Payable
     -----------------------

     The Company assumed a $500 capital lease obligation as part of its acquisition of the Holiday Inn Express, Hartford, CT in January 2004. The six year lease is secured by furniture, fixtures and equipment and the hotel property and is amortized over a six year period from the acquisition at a fixed rate of 7.75%. We also assumed a capital lease payable of $108 as part of the acquisition of the Four Point Sheraton, Revere, MA in March 2004.


NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner.

     Percentage  Leases
     ------------------

     In June 2004 we entered into an agreement effective April 1, 2004 with HHMLP to terminate the eight remaining leases for the following properties:

          Holiday Inn Express, Long Island City, NY
          Doubletree Club, Jamaica, JFK Airport - NY
          Comfort Inn, Frederick, MD
          Hampton Inn & Suites, Hershey, PA
          Hampton Inn, Danville, PA
          Holiday Inn Express & Suites, Harrisburg, PA
          Sleep Inn and Mainstay Suites, King of Prussia, PA

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

     All  of  these properties have entered into leases with 44 New England (our
     TRS) effective as of April 1, 2004 and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP have agreed to waive any and all purchase price adjustment in the original purchase agreements for each of the properties. There is no potential liability for any future repricings with any of our owned properties as of June 30, 2004. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations.

     For the six month period ended June 30, 2004, we earned fixed rents of $1,222 and earned percentage rents of $662. For the six month period ended June 30, 2003, we earned fixed rents of $3,405 and earned percentage rents of $3,891.

     The Company had previously entered into leases with Noble Investment Group Ltd. ("Noble"), an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta market. Noble elected not to renew these leases upon expiration of the initial terms of the leases. The leases for the Hampton Inn, Newman, GA and Hampton Inn, Peachtree City, GA expired on April 20, 2003 and the leases for the Comfort Suites, Duluth, GA and Holiday Inn Express, Duluth, GA expired on May 20, 2003.

     On the respective lease termination dates, the Company leased the four properties to 44 New England and engaged HHMLP to operate the hotels under management contracts. Therefore, the consolidated financial statements as of June 30, 2004 include the operating results of these four hotels under the TRS structure, Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are also being reported in the consolidated statements of operations.


     Management  Agreements
     ----------------------

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

     As of June 30, 2004, HHMLP managed all 23 hotels leased to our TRS and consolidated the financial performance of these 23 hotels in these financial statements. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by our TRS and HHMLP prior to the commencement of each fiscal year beginning in 2004, generally based upon the financial performance of the hotel. Due to the uncertainty related to the calculation of the incentive management fees, we have not accrued any expense related to these fees during the period ending June 30, 2004. For the period ended June 30, 2004 and June 30, 2003, management fees incurred totaled $655 and $23, respectively, and are recorded in Hotel Operating Expenses.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

     Administrative  Services  Agreement
     -----------------------------------

     We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. For the six month periods ending June 30, 2004 and 2003 administrative services fees of $122 and $86, respectively, are included in General and Administrative expenses. For the three month periods ending June 30, 2004 and 2003 administrative services fees of $62 and $42, respectively, are included in General and Administrative expenses.

     Franchise  Agreements
     ---------------------

     The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the lessees and charged to expenses as incurred. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

     Acquisitions  from  Affiliates
     ------------------------------

     We have acquired from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we previously utilized, a "re-pricing" methodology that, in effect, adjusted the initial purchase price for the hotel, one or two years after we initially purchased the hotel, based on the actual operating performance of the hotel during the twelve months prior to the repricing. As part of our lease termination agreement with HHMLP, all of the original sellers of these properties, HHMLP and the Company have waived their respective rights to any and all purchase price adjustments for all properties.

     In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

     We have entered into an option agreement with each of our officers and trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them regardless of proximity to our hotels. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Of the 24 hotel properties purchased by us since our initial public offering, 14 were acquired from affiliates, 13 of which were newly-constructed or substantially renovated. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an "Agreed Upon Procedures" report for all acquisitions and dispositions to related parties.

     Hotel  Supplies
     ---------------

     For the six month period ended June 30, 2004 and 2003, we incurred expenses of $640 and $0 for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. For the three month period ended June 30, 2004 and 2003, we incurred expenses of $399 and $0 for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which expenses are included in Hotel Operating Expenses. Approximately $221 is included in accounts payable at June 30, 2004. These expenses relate to the hotels operated by the TRS and consolidated in these financial statements.

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)

     Advances  to/from  Affiliates
     -----------------------------

     As of June 30, 2004 and December 31, 2003, amounts due from related parties totaled $6,760 and $5,768, respectively. We have approved the lending of up to $10,000 to entities in which our executive officers and trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10.0% to 12.0% ("Development Line Funding"). As of June 30, 2004 and December 31, 2003,

     our due from related party balance consisted of Development Line Funding of $5,700. Interest income from these advances included in "Interest - Secured Loans Related Party," was $340 and $207 for the periods ended

     June 30, 2004 and 2003, respectively. The remainder of the due from related party balance as of June 30, 2004 consisted of approximately $834 of operating cash from HHMLP and other operating entities, $170 of interest expense from Development Line Funding and $56 of interest expense related to the note receivable from HT/CNL Metro Hotels.

     Amounts due to related parties as of June 30, 2004 and December 31, 2003, totaled $521 and $419, respectively. The majority of the due to related parties balance at June 30, 2004, consisted of monies owed to affiliates of HHMLP for general working capital purposes and the administrative services fees. The majority of the due to related parties balance at December 31, 2003, consists of $128 payable to HHMLP for administrative and management fees and $313 payable to HHMLP for FF&E reserves.

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

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                          2004         2003          2004         2003
                                                                      ------------  -----------  ------------  -----------
NUMERATOR:
  Income Before Distribution to Preferred Unitholders,
  Minority Interest and  Discontinued Operations                      $     1,805   $    1,210   $     1,053   $    1,449
  Distributions to Preferred Unitholders                                        -         (264)         (499)        (264)
  Allocation of (Income) Loss to Minority Interest from
  Continuing Operations                                                      (264)        (973)            6         (968)
                                                                      ------------  -----------  ------------  -----------
Income (Loss) from Continuing Operations                                    1,541          (27)          560          217
Income from Discontinued Operations                                           136           61           288          121
Income allocation to Logan Hospitality Joint Venture                          (72)           -           (72)           -
                                                                      ------------  -----------  ------------  -----------

Numerator for Basic Earnings Per Share - Income available
to Common Shareholders                                                      1,605           34           776          338
  Effect of Dilutive Securities:
    Minority Interest                                                         288          973            58          968
    Income allocation to Logan Hospitality Joint Venture                       72            -            72            -
                                                                      ------------  -----------  ------------  -----------

Numerator for Diluted EPS - Income Available to Common
Shareholders - After Assumed Conversion                               $     1,965   $    1,007   $       906   $    1,306
                                                                      ============  ===========  ============  ===========

DENOMINATOR:
  Denominator for basic earnings per share - weighted average shares   15,893,539    2,578,703    14,304,998    2,578,247
  Effect of Dilutive Securities:
    Minority Interest - Common Partnership Units                        2,842,437    5,099,722     3,179,065    5,099,722
                                                                      ------------  -----------  ------------  -----------
      Dilutive Potential Common Shares                                  2,842,437    5,099,722     3,179,065    5,099,722
                                                                      ------------  -----------  ------------  -----------
Denominator for diluted earnings per share - weighted
average shares and assumed conversion                                  18,735,976    7,678,425    17,484,063    7,677,969
                                                                      ============  ===========  ============  ===========

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 8 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

     Interest paid during the periods ended June 30, 2004 and 2003 totaled $2,993 and $2,203, respectively.

     On May 27, 2004, we acquired the Comfort Inn, Frederick, MD. In conjunction with the acquisition we assumed mortgage indebtedness of $3,715 for this hotel.

     The following additional non-cash investing and financing activities occurred during the period ended June 30, 2004 and 2003:

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                          2004       2003
                                                                       -------------------
Conversion of common LP Units to common stock                          $   5,514  $      -
Conversion of Series A Preferred Units to common stock                 $  17,080  $      -

Adjustment to minority interest as result of the redemption of
common LP Units                                                        $     137  $      -

Adjustment to minority interest as result of the redemption of Series
A Preferred Units                                                      $     266  $      -

Common shares issued as part of the Dividend
Reinvestment Plan                                                      $      12  $      9

Dividends and distributions payable                                    $   3,462  $  3,407

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation in accordance with FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns.

     Based upon the termination of all existing leases with HHMLP as of April 1, 2004 and the funding of sufficient equity by the partners of HHMLP, we have determined that HHMLP is not a variable interest entity of which we are the primary beneficiary. Therefore we have not consolidated the financial statements of HHMLP with the financial statements of the Company effective as of April 1, 2004.

     Based upon our review, all other investments in partnerships and joint ventures represent non-controlling ownership interests in properties. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

     We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.


NOTE 10 - DISCONTINUED OPERATIONS

     The Company adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. In May 2004, our Board of Trustees authorized management of the Company to sell the Doubletree Club, Jamaica, NY which is classified as "held for sale" on the Company's Consolidated Balance Sheet as of June 30, 2004. The property is currently under a non-binding letter of intent with a potential purchaser. The operating results for this hotel are included in discontinued operations in the statements of operations for the three and six months ended June 30, 2003 and 2004.

     The components of income from discontinued operations are as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 [UNAUDITED]
(CONTINUED)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 10 - DISCONTINUED OPERATIONS (CONTINUED)

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                             2004        2003       2004       2003
                                         ------------  --------  ----------  --------
REVENUE:
    Percentage Lease Revenues - HHMLP    $          -  $    397  $      397  $    794
    Hotel Operating Revenues                      988         -         988         -
    Other Revenues                                  -         -           -         -
                                         ------------  --------  ----------  --------
    TOTAL REVENUE                                 988       397       1,385       794
                                         ------------  --------  ----------  --------

EXPENSES:
    Interest expense                               94       102         189       206
    Hotel Operating Expenses                      623         -         623         -
    Real Estate and Personal Property
      Taxes and Property Insurance                 12        13          23        27
    Depreciation and Amortization                  99       100         198       200
                                         ------------  --------  ----------  --------
    TOTAL EXPENSES                                828       215       1,033       433
                                         ------------  --------  ----------  --------
    Income from Discontinued Operations           160       182         352       361
    Allocation to Minority Interest                24       121          64       240
                                         ------------  --------  ----------  --------
INCOME FROM DISCONTINUED OPERATIONS      $        136  $     61  $      288  $    121
                                         ============  ========  ==========  ========


NOTE 11 - SUBSEQUENT EVENTS

     The quarterly dividend pertaining to the second quarter of 2004 was paid on July 16, 2004 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

     On July 1, 2004, we acquired a 50% joint venture interest in the 130 room Marriott Courtyard, Ewing, NJ for $1,000. The property is leased to a TRS owned by the joint venture and managed by HHMLP. Based upon our current evaluation of this investment we do not expect that this joint venture will meet the of consolidation per FIN 46. We will continue to evaluate this investment to determine if consolidation is required based upon the provisions of FIN 46.

     On July 16, 2004, we acquired the 120 room Residence Inn, Greenbelt, MD for $19,350 plus settlement costs. The Residence Inn is leased to our TRS and managed by HHMLP.

     On July 23, 2004, we acquired the 88 room Hilton Garden Inn, Gettysburg, PA for $7,650 and assumed the mortgage indebtedness of approximately $5,450 on the property. The Hilton Garden Inn, Gettysburg, PA was purchased from some of our executive officers and trustees. The Hilton Garden Inn, Gettysburg, PA is leased to our TRS and managed by HHMLP.

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

GENERAL

As of June 30, 2004, we owned interests in 26 hotels in the eastern United States including three hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of June 30, 2004, we have leased 23 of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of June 30, 2004, we also owned three hotels through our joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The hotels owned by the joint ventures are managed by HHMLP pursuant to the terms of certain management agreements.

As all of our hotels have been leased to our TRS or a joint venture TRS, we are participating more directly in the operating performance of our hotels. Rather than receiving base and percentage lease payments from HHMLP, which funded its own hotel operating expenses, the TRS' will directly receive all revenue from, and be required to fund all expenses relating to, hotel operations. The TRS' will also be subject to income tax on its earnings.

OPERATING  RESULTS

The following table outlines operating results for the Company's full portfolio, including all wholly owned hotels and those owned through a joint venture interest for the three and six months ended June 30, 2004 and 2003.

                                    SIX             SIX
                                   MONTHS          MONTHS
                                   ENDED           ENDED         PERCENT
                                  06/30/04        06/30/03       INCREASE
                                ------------    ------------    ----------
          Rooms Available           444,901         285,798         55.70%
          Rooms Occupied            285,099         180,842         57.70%
          Occupancy                   64.08%          63.28%         1.26%
          Average Daily Rate    $     95.14     $     78.07         21.86%
          RevPar                $     60.97     $     49.40         23.42%

          Room Revenue          $27,124,214     $14,118,773         92.11%
          Total Revenue         $30,711,676     $15,722,810         95.33%

                                  THREE         THREE
                                  MONTHS        MONTHS
                                  ENDED          ENDED       PERCENT
                                 06/30/04      06/30/03      INCREASE
                               ------------   -----------   ----------
          Rooms Available          235,269       143,778        63.60%
          Rooms Occupied           167,979       101,047        66.20%
          Occupancy                  71.40%        70.28%        1.59%
          Average Daily Rate   $    100.58    $    82.66        21.68%
          RevPar               $     71.81    $    58.09        23.62%

          Room Revenue         $16,895,004    $8,352,159       102.28%
          Total Revenue        $19,088,986    $9,144,502       108.75%


The increase in revenue per available room ("RevPAR") was due primarily to a rebounding economy; the Company's broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hilton Garden Inn, Residence Inn and Four Points by Sheraton; and a strong focus on improving the average daily rate and controlling costs. The increase in both rooms and total revenue can be attributed primarily to the eight hotels acquired since June 30, 2003.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2004 TO JUNE 30, 2003.

HERSHA  HOSPITALITY  TRUST

          REVENUE

Our total revenues for the six-month period ended June 30, 2004 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and percentage lease revenue recognized pursuant to percentage leases with HHMLP. Our total revenues were approximately $22,304,000 an increase of $14,816,000 or 197.86% compared to total revenues of $7,488,000 for the six-month period ended June 30, 2003. The increase in revenue is primarily attributable to the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure, we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure, we record only percentage lease revenues that are calculated as a percentage of a hotel's revenues per the lease agreements.

Hotel operating revenues increased by approximately $18,897,000 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. During the first three months ending March 31, 2004, eight of our hotels were leased to HHMLP through percentage leases and 14 hotels were leased to our TRS. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.

Additionally, since June 30, 2003, the Company has acquired five hotels and a joint venture interest in three additional hotels. Revenue for all five purchases and one consolidated joint venture was recorded from the date of acquisition as Hotel Operating Revenues. The remaining two joint ventures are accounted for utilizing the equity method of accounting and our portion of the net income from these two joint ventures is recorded as "Income from Unconsolidated Joint Venture Investments" in our Statement of Operations.

Percentage lease revenues decreased from approximately $6,502,000 in 2003 to $1,487,000 in 2004. This decrease is due to the expiration of six percentage leases on January 31, 2004 and the transfer of all of our leases to a TRS structure as of April 1, 2004, as mentioned above.

Interest and other revenue increased to approximately $1,148,000 in 2004 from $214,000 in 2003. The Company recorded interest revenue of $882,000 on its secured and unsecured development lines for three hotels and a loan to HT/CNL Metro Hotels, LP in 2004. Additionally, the Company earned interest on short term investments and escrow accounts of $119,000 in 2004. Other revenue primarily related to asset management fees received for the Hampton Inn, (Manhattan) Chelsea, NY and loan commitment fees on our secured lending totaling $147,000

          EXPENSES

Total expenses increased 254.7% to approximately $21,420,000 for the six month period ended June 30, 2004 from $6,039,000 for the six month period ended June 30, 2003.

Hotel operating expenses increased to approximately $12,370,000 in 2004 from $888,000 in 2003 due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for five acquisitions and one joint venture from the date of acquisition.

Depreciation and amortization increased from approximately $1,996,000 in 2003 to $3,244,000 in 2004, an increase of $1,248,000, due to additional depreciation expense incurred for additional property acquisitions.

Interest expense increased approximately $554,000 from $2,251,000 in 2003 to $2,805,000 in 2004. The increase is related to financings related to the acquisition of additional property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $1,015,000 from $515,000 in 2003 to $1,530,000 in 2004. The increase is primarily related to additional property taxes incurred at our hotels acquired since June 30, 2003.

General and administrative expense increased by approximately $795,000 from $389,000 in 2003 to $1,184,000 in 2004. The increase is primarily related to the establishment of a formal management compensation plan in 2004. In prior periods HHMLP was responsible for a majority of the compensation expense related to our employees. General and administrative expenses also increased due to increased audit and legal expenses incurred during the period.

The Company assumed land leases on the Hilton Garden Inn, Edison, NJ and the Holiday Inn Express, Hartford, CT since June 30, 2003, resulting in an increase of land lease expense by approximately $287,000.

          NET INCOME (LOSS)

Net income for the six month period ending June 30, 2004 was approximately $776,000, compared to 2003 net income of $338,000 for the similar period. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 26 hotels that are leased to a wholly owned TRS.

On April 16, 2004, CNL converted all of its Series A Preferred Units into common stock and sold these shares in a secondary offering. Net income available for common shareholders was positively impacted due to this conversion due to the fact that there were no distributions to preferred unitholders during the three months ending June 30, 2004.

Net income was positively impacted by an increase in income from unconsolidated joint venture investments of $169,000 and the reduction in income allocated to minority interest during the period.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 2004 TO JUNE 30, 2003.

HERSHA  HOSPITALITY  TRUST

          REVENUE

Our total revenues for the three month period ended June 30, 2004 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately $14,788,000, representing an increase of $10,181,000 or 220.9% compared to total revenues of $4,607,000 for the three month period ended June 30, 2003. The increase in revenue is primarily attributable to the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure we previously recorded only percentage lease revenues that are calculated as a percentage of a hotel's revenues per the lease agreements.

Hotel operating revenues increased by approximately $13,428,000 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.

Additionally, since June 30, 2003, the Company has acquired five hotels and a joint venture interest in three additional hotels. Revenue for all five purchases and one consolidated joint venture was recorded from the date of acquisition as Hotel Operating Revenues. The remaining two joint ventures are accounted for utilizing the equity method of accounting, and our portion of the net income from these two joint ventures is recorded as "Income from Unconsolidated Joint Venture Investments" in our Statement of Operations.

Percentage lease revenue decreased from approximately $3,665,000 in 2003 to $0 in 2004. This decrease is due to the transfer of all of our existing leases with HHMLP to a TRS structure as of April 1, 2004, as mentioned above.

Interest and other revenue increased to approximately $588,000 in 2004 from $170,000 in 2003. The Company recorded interest revenue of $490,000 on its secured and unsecured development lines for three hotels and a loan to HT/CNL Metro Hotels, LP during the three months ending June 30, 2004. Additionally, the Company earned interest on short term investments and escrow accounts of $45,000 during the period. Other revenue primarily related to asset management fees received for the Hampton Inn, (Manhattan) Chelsea, NY and loan commitment fees on our secured lending of $63,000.

          EXPENSES

Total expenses increased to approximately $13,171,000 for the three month period ended June 30, 2004 from $3,397,000 for the three month period ended June 30, 2003.

Hotel operating expenses increased to approximately $8,185,000 in 2004 from $888,000 in 2003 due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for five acquisitions and one joint venture from the date of acquisition.

Depreciation and amortization increased from approximately $1,008,000 in 2003 to $1,741,000 in 2004, an increase of $733,000, due to additional depreciation expense incurred for additional property acquisitions.

Interest expense increased approximately $348,000 from $1,087,000 in 2003 to $1,435,000 in 2004. The increase is related to addition financings due to the acquisition of additional property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $703,000 from $264,000 in 2003 to $967,000 in 2004. The increase is primarily related to additional property taxes incurred at our hotels acquired since June 30, 2003.

General and administrative expense increased by approximately $535,000 from $150,000 in 2003 to $685,000 in 2004. The increase is primarily related to the establishment of a formal management compensation plan in 2004. In prior periods, HHMLP was responsible for a majority of the compensation expense related to our employees. General and administrative expenses were also adversely impacted by increased audit and legal fees during the period.

The Company assumed land leases on the Hilton Garden Inn, Edison, NJ and the Holiday Inn Express, Hartford, CT since June 30, 2003, resulting in an increase of land lease expense by approximately $158,000 during the period.

          NET INCOME (LOSS)

Net income for the three month period ending June 30, 2004 was approximately $1,605,000 compared to 2003 net income of $34,000 for the similar period. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 24 hotels that are leased to a wholly owned TRS.

Net income was positively impacted by an increase in income from unconsolidated joint venture investments of $188,000, the elimination of distributions paid to Series A Preferred Unitholders during the period and the reduction in income allocated to minority interest during the period.

LIQUIDITY AND CAPITAL RESOURCES

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit. We believe that the net cash provided by operations will be adequate to fund the Company's operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of hotel properties, the issuance of units of operating partnership interest in our operating partnership subsidiary.

Additional proceeds from our October equity offering have been used since December 31, 2003. We redeemed 1,300,000 limited partnership units for a total of $10,400,000 in cash as of October 21, 2003. Of this $10,400,000, we paid approximately $1,450,000 to the limited partners in 2003. The limited partners, at their discretion, had not elected to receive $8,951,000 of proceeds from us as of December 31, 2003 and we have paid this amount as of January 4, 2004. Notwithstanding this delayed receipt of the redemption proceeds, the units were retired effective October 21, 2003. In addition to the redemption of the limited partnership units, as mentioned above, since December 31, 2003, we have invested approximately $3,540,000, plus settlement costs, in the acquisition of the Holiday Inn Express, Hartford, CT and $3,000,000 in our consolidated joint venture acquisition of Logan Hospitality. We also invested approximately $15,600,000, plus settlement costs, in the acquisition of the Residence Inn, Framingham, MA as of March 26, 2004 and we invested approximately $1,650,000 in the acquisition of the Comfort Inn, Frederick, MD. We have also utilized approximately $7,000,000 of these proceeds in secured lending for the Hilton Garden Inn, JFK Airport, NY.

We currently maintain a $35,000,000 line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank's prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of June 30, 2004, we had an outstanding balance of $1,235,000 on our line of credit and the interest rate on the borrowings was 4.25%.

We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested, and our current level is approximately 47.1%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. Our bylaws require the approval of a majority of our Board of Trustees, including a majority of the independent trustees, to acquire any additional hotel in which one of our trustees or officers, or any of their affiliates, has an interest (other than solely as a result of his status as our trustee, officer or shareholder). We expect that future investments in hotels will depend on and will be financed by, in whole or in part, the proceeds from additional issuances of common shares, issuances of operating partnership units or other securities or borrowings. We currently have no agreement or understanding to acquire any hotel, and there can be no assurance that we will acquire any additional hotels that meet our investment criteria.

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts ("NAREIT") developed Funds from Operations ("FFO") as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the definition adopted by NAREIT is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We also adjust FFO for preferred stock distributions to present FFO applicable to the common shares. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it reflects the funds generated from our operations, excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculations used by such REITs.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in  thousands,  except  per  share  data)

FUNDS FROM OPERATIONS
(In thousands, except per share data)

                                                                      THREE MONTHS ENDING      SIX MONTHS ENDING
                                                                      6/30/04     6/30/03      6/30/04     6/30/03
                                                                    -----------  ----------  -----------  ----------
Net Income                                                          $     1,605  $       34  $       776  $      338
Add:
Income allocated to Minority Interest                                       336         973           66         968
Income allocated to Minority Interest for Discontinued Operations            24         121           64         240
Distributions to Preferred Unitholders                                        -         264          499         264
Depreciation and Amortization                                             1,741       1,008        3,244       1,996
Depreciation from Discontinued Operations                                    99         100          198         200
Adjustments for Unconsolidated Joint Ventures                               162           -          322           -
                                                                    -----------  ----------  -----------  ----------
FFO applicable to common shareholders                               $     3,967  $    2,500  $     5,169  $    4,006
                                                                    ===========  ==========  ===========  ==========

Fully Diluted Weighted Average  Common Shares and Units
Outstanding                                                          19,231,178   9,166,834   19,139,894   8,426,285

FFO was $5,169,000 for the six months ended June 30, 2004, which was an increase of $1,163,000, or 29.0%, more than over FFO in the comparable period in 2003, which was $4,006,000.

FFO was $3,967,000 for the three months ended June 30, 2004, which was an increase of $1,466,000, or 58.7%, more than FFO in the comparable period in 2003, which was $2,500,000.

The increase in FFO was primarily a result of a strengthened economy; the benefits of asset acquisitions since June 30, 2003; the conversion of fixed and percentage leases with HHMLP to leases with our TRS since June 30, 2004; continual ramp up of the existing portfolio; an increase in business travel and aggressive attention to the average daily rate. Under the REIT Modernization Act ("RMA"), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. As of June 30, 2004, the TRS leased 23 properties from the Partnership, and is subject to taxation as a c-corporation. During 2004, all of our fixed and percentage leases have either expired or been terminated, and the Company now records the hotel operating revenues and expenses directly on its books.

FFO was negatively impacted by increases in our General and Administrative expenses during the three and six month periods ended June 30, 2004 to reflect the implementation of a formal management compensation plan and additional legal and accounting expenses incurred during the period.

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

     Impairment  of  Long-Lived  Assets.

We review the carrying value of each hotel property in accordance with SFAS No. 144 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or if depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

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

We have terminated all of the existing leases with HHMLP, effective April 1, 2004. Due to the termination of the leases and the funding of sufficient equity by the partners of HHMLP, we have determined that HHMLP is a voting interest entity and we have no ownership interest in that entity. Therefore we have not consolidated the financial statements of HHMLP with ours effective as of April 1, 2004.

We own a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Points, Revere, MA. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation.

All other investments in partnerships and joint ventures represent non-controlling ownership interests in properties. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

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

SUBSEQUENT EVENTS

The quarterly dividend pertaining to the second quarter of 2004 was paid on July 16, 2004 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

On July 1, 2004, we acquired a 50% joint venture interest in the 130 room Marriott Courtyard, Ewing, NJ for $1,000,000. The property will be leased to a TRS owned by the joint venture and managed by HHMLP. Based upon our current evaluation of this investment we do not expect that this joint venture will meet the of consolidation per FIN 46. We will continue to evaluate this investment to determine if consolidation is required based upon the provisions of FIN 46.

On July 16, 2004, we acquired the 120 room Residence Inn, Greenbelt, MD for $19,350,000 plus settlement costs. The Residence Inn, Greenbelt, MD is leased to our TRS and managed by HHMLP.

On July 23, 2004, we acquired the 88 room Hilton Garden Inn, Gettysburg, PA for $7,650 and assumed the mortgage indebtedness of approximately $5,450,000 on the property. The Hilton Garden Inn, Gettysburg, PA was purchased from some of our executive officers and trustees. The Hilton Garden Inn, Gettysburg, PA is leased to our TRS and managed by HHMLP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At June 30, 2004, we maintained approximately $1,235,000 of indebtedness under the Line of Credit at a rate of 4.25%. The total floating rate mortgages payable of $19,821,000 had a current weighted average interest rate of 5.20%. The total fixed rate mortgages payable of $63,042,000 had a current weighted average interest rate of 7.62%.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have no derivative financial instruments. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 76.1% of our outstanding mortgages payable are subject to fixed rates while approximately 23.9% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of June 30, 2004 was approximately 7.04%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the six month period ended June, 2004, our interest expense for the six month period ended June 30, 2004 would have been increased or decreased by approximately $100,000.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at June 30, 2004, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                        2004    2005     2006     2007     2008     THEREAFTER    TOTAL
                       ------  -------  -------  -------  -------  ------------  --------
Fixed Rate Debt        $ 453   $1,024   $1,398   $1,512   $1,637   $    57,018   $63,042
Average Interest Rate   7.83%    8.30%    7.89%    7.91%    7.93%         7.58%     7.91%

Floating Rate Debt     $ 249   $  519   $  549   $  580   $  615   $    17,309   $19,821
Average Interest Rate   5.01%    5.00%    4.99%    4.98%    4.97%         5.23%     5.03%

The table incorporates only those exposures that existed as of June 30, 2004 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time. In addition, the Company maintains a note payable for seller financing of $1,000,000 that is due on October 1, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e)) are effective to ensure that the information required to be disclosed in our filings with the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

On April 16, 2004, CNL redeemed 190,266 Series A convertible preferred units of limited partnership interest in the Partnership into 2,816,460 shares of common stock. CNL has subsequently liquidated these shares in a secondary offering. The Company did not receive any proceeds from this secondary offering.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

The annual meeting of the shareholders (the "Annual Meeting") of the Company was held on Thursday, May 27, 2004. At the Annual Meeting, the shareholders of the Company voted as follows:

1) The election of the following Class I trustees to serve until the annual meeting of shareholders in 2006:

          TRUSTEE            FOR        AGAINST    WITHHOLD    BROKER NON-VOTES

     Thomas S. Capello    12,056,565       0        192,514       2,099,673

     Donald J. Landry     12,056,265       0        192,314       2,099,673

     William Lehr, Jr.    12,056,565       0        192,514       2,099,673


2)     The  approval  of  the  Company's  2004  Equity  Incentive  Plan:


              FOR      AGAINST       ABSTENTIONS     BROKER NON-VOTES
          9,724,129    410,756         14,521           2,099,673


ITEM 5.  OTHER  INFORMATION.

None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

    (A)  EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-K.

         10.1 Hotel Lease Termination Agreement made as of April 1, 2004 by and among the Company, Hersha Hospitality Limited Partnership, 44 New England Management Company, Hersha Hospitality Management, L.P. ("HHMLP"), the limited partners of HHMLP and the original selling parties.

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

     (B)  REPORTS  ON  FORM  8-K

          Item 12 Current Report on Form 8-K, filed May 14, 2004
          Item 4 Current Report on Form 8-K, filed April 22, 2004
          Item 12 Current Report on Form 8-K, filed March 31, 2004
          Item 12 Current Report on Form 8-K, filed March 8, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HERSHA  HOSPITALITY  TRUST


August 16, 2004                              /s/  Ashish  R.  Parikh
                                             -----------------------------------
                                             Ashish  R.  Parikh
                                             Chief  Financial  Officer