Form 10-Q
period 2004-09-30
HERSHA HOSPITALITY TRUST
filed 2004-11-15
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------

                                    FORM 10-Q


(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     As of September 30, 2004, the number of outstanding common shares was 20,289,345.

                            HERSHA HOSPITALITY TRUST


                     TABLE OF CONTENTS FOR FORM 10-Q REPORT


ITEM NO.                                                                          PAGE
--------                                                                          ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets as of September 30, 2004 [Unaudited]
             and December 31, 2003 (Restated) . . . . . . . . . . . . . . . . . .    2
             Consolidated Statements of Operations for the three and nine
             months ended September 30, 2004 and 2003 [Unaudited] . . . . . . . .    4
             Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2004 and 2003 [Unaudited]. . . . . . . . . . . . . . .    5
             Notes to Consolidated Financial Statements . . . . . . . . . . . . .    6


   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .   23

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . .   32
   Item 4.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .   32

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .   33
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds. . . . .   33
   Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .   33
   Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .   33
   Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .   33
   Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]
----------------------------------------------------------------------------------------------------------


                                                                              UNAUDITED        RESTATED
                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2004             2003
                                                                           ---------------  --------------
ASSETS:
 Cash and cash equivalents                                                 $       33,160   $      40,707
 Investment in Hotel Properties, net
   of Accumulated Depreciation                                                    173,314         121,076
 Hotel Assets Held for Sale                                                        10,926               -
 Notes Receivable - Related Party                                                       -          15,000
 Notes Receivable                                                                  11,067             200
 Escrow Deposits                                                                    1,818           2,160
 Accounts Receivable                                                                2,917             223
 Lease Payments Receivable - Related Party                                              -           2,590
 Intangibles, net of Accumulated Amortization of $1,035 and $893                    1,665           1,322
 Due from Related Party                                                             9,871           5,768
 Investment in Joint Ventures                                                       8,537           6,576
 Other Assets                                                                       2,346             946
                                                                           ---------------  --------------

TOTAL ASSETS                                                               $      255,621   $     196,568
                                                                           ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Mortgages Payable                                                         $       91,161   $      70,837
 Debt Related to Hotel Assets Held for Sale                                         8,069               -
 Notes Payable                                                                      1,000           1,000
 Capital Lease Payable                                                                530               -
 Common Partnership Unit Redemption Payable                                             -           8,951
 Advance Deposits                                                                     187               -
 Dividends and Distributions Payable                                                4,164           3,407
 Due to Related Party                                                               1,350             419
 Accounts Payable and Accrued Expenses                                              4,912           1,523
                                                                           ---------------  --------------

TOTAL LIABILITIES                                                                 111,373          86,137
                                                                           ---------------  --------------


    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

 COMMITMENTS AND CONTINGENCIES

 MINORITY INTEREST:
 Series A Preferred Units                                                               -          17,080
 Common Units                                                                      17,458          21,891
 Joint Venture Interest in Logan Hospitality                                        2,194               -
                                                                           ---------------  --------------
 TOTAL MINORITY INTEREST                                                           19,652          38,971
                                                                           ---------------  --------------

SHAREHOLDERS' EQUITY:
 Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized,
 None Issued and Outstanding                                                            -               -

 Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares
 Authorized, 20,289,345 and 12,355,075 Shares Issued and Outstanding at
 September 30, 2004 and December 31, 2003, Respectively (Aggregate
 Liquidation Preference $-0- and $74,130, respectively)                               203             124

 Common Shares - Class B, $.01 Par Value, 50,000,000 Shares
 Authorized, None Issued and Outstanding                                                -               -

 Additional Paid-in Capital                                                       135,457          76,496
 Distributions in Excess of Net Earnings                                          (11,064)         (5,160)
                                                                           ---------------  --------------

 TOTAL SHAREHOLDERS' EQUITY                                                       124,596          71,460
                                                                           ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $      255,621   $     196,568
                                                                           ===============  ==============


    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

----------------------------------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
----------------------------------------------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                      2004          2003          2004         2003
                                                                  ------------  ------------  ------------  ----------
REVENUE:
  Percentage Lease Revenues - HHMLP                               $          -  $      3,566  $        825  $    9,108
  Percentage Lease Revenues - Other                                          -             -           662         960
  Hotel Operating Revenues                                              17,319         1,226        36,988       1,997
  Interest                                                                  16             -           135           0
  Interest - Secured Loans Related Party                                   257           245           968         456
  Interest - Secured Loans                                                 158             -           329           0
  Other Revenue                                                             10            13           119          17
                                                                  ------------  ------------  ------------  ----------
  TOTAL REVENUE                                                         17,760         5,050        40,026      12,538
                                                                  ------------  ------------  ------------  ----------

EXPENSES:
  Interest expense                                                       1,729         1,051         4,536       3,300
  Hotel Operating Expenses                                              10,133           527        22,503       1,415
  Land Lease                                                                63             -           350           -
  Real Estate and Personal Property
    Taxes and Property Insurance                                           929           312         2,421         828
  General and Administrative                                               676           148         1,856         532
  Depreciation and Amortization                                          1,954         1,039         5,197       3,035
                                                                  ------------  ------------  ------------  ----------
  TOTAL EXPENSES                                                        15,484         3,077        36,863       9,110
                                                                  ------------  ------------  ------------  ----------

   INCOME FROM UNCONSOLIDATED JOINT VENTURE INVESTMENTS                    283             -           452           -
                                                                  ------------  ------------  ------------  ----------

  INCOME BEFORE DISTRIBUTION TO PREFERRED
    UNITHOLDERS, MINORITY INTEREST AND DISCONTINUED OPERATIONS           2,559         1,973         3,615       3,428
                                                                  ------------  ------------  ------------  ----------

  DISTRIBUTIONS TO PREFERRED UNITHOLDERS                                     -           432           499         696
  INCOME ALLOCATED TO MINORITY INTEREST IN CONTINUING OPERATIONS           493         1,310           556       2,277
                                                                  ------------  ------------  ------------  ----------
  INCOME FROM CONTINUING OPERATIONS                                      2,066           231         2,560         455
                                                                  ------------  ------------  ------------  ----------

  DISCONTINUED OPERATIONS (NOTE 10):
  INCOME FROM DISCONTINUED OPERATIONS                                      296            61           578         181

  NET INCOME                                                      $      2,362  $        292  $      3,138  $      636
                                                                  ============  ============  ============  ==========

EARNINGS PER SHARE FROM CONTINUING OPERATIONS
---------------------------------------------
  BASIC                                                           $       0.12  $       0.09  $       0.17  $     0.18
  DILUTED                                                         $       0.12  $       0.09  $       0.16  $     0.18

DISCONTINUED OPERATIONS PER SHARE
---------------------------------
  BASIC                                                           $       0.02  $       0.02  $       0.04  $     0.07
  DILUTED                                                         $       0.02  $       0.02  $       0.04  $     0.07

EARNINGS PER SHARE
------------------
  BASIC                                                           $       0.14  $       0.11  $       0.21  $     0.25
  DILUTED                                                         $       0.14  $       0.11  $       0.20  $     0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
------------------------------------------
  BASIC                                                             16,621,547     2,579,416    15,082,927   2,578,641
  DILUTED                                                           19,464,312     2,579,416    18,148,964   2,578,641


    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

---------------------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
---------------------------------------------------------------------------------------------

                                                                        SEPT. 30    SEPT. 30
                                                                          2004        2003
                                                                       ----------  ----------
OPERATING ACTIVITIES:
  Net Income                                                           $   3,138   $     636
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation                                                           5,252       3,257
    Amortization                                                             142          77
    Income Allocated to Minority Interest                                    674       2,634
    Equity in Income of Unconsolidated Joint Ventures                       (452)        (11)
  Change in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                                   (2,694)       (201)
    Escrow and Lease Deposits                                                  -        (292)
    Lease Payments Receivable - Related Party                              2,590      (1,696)
    Lease Payments Receivable - Other                                          -         233
    Other Assets                                                          (1,400)       (431)
    Due from Related Party                                                (1,103)        (55)
  Increase (Decrease):
    Deposits Payable                                                           -      (1,000)
    Due to Related Party                                                     931         104
    Preferred Distributions Payable                                            -         432
    Advance Deposits                                                         187           -
    Accounts Payable and Accrued Expenses                                  3,389         445
                                                                       ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 10,654       4,132
                                                                       ----------  ----------

INVESTING ACTIVITIES:
  Purchase of Hotel Property Assets                                      (51,898)     (1,230)
  Capital Expenditures                                                    (2,484)          -
  Franchise Fees Paid                                                          -        (127)
  Development Loans to Related Parties                                    (3,000)     (4,700)
  Escrow and Lease Deposits                                                  342
  Repayment of Notes Receivable                                           15,133           -
  Investment in Notes Receivable                                         (11,000)          -
  Advances and Capital Contributions to Unconsolidated Joint Ventures     (4,509)     (4,027)
                                                                       ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                    (57,416)    (10,084)
                                                                       ----------  ----------

FINANCING ACTIVITIES:
  Proceeds from Borrowings Under Line of Credit                           22,541      15,184
  Repayment of Borrowings Under Line of Credit                           (22,541)    (18,987)
  Principal Repayment of Mortgages Payable                                (4,897)     (7,390)
  Proceeds from Mortgages Payable                                         24,375       6,907
  Cash received from Sales of Common Stock, net                           38,507           -
  Sale of Series A Preferred Units                                             -      17,092
  Redemption of Common Partnership Units                                  (8,951)          -
  Preferred Distributions Paid on Series A Preferred Units                  (497)          -
  Dividends Paid on Common Shares                                         (7,615)     (1,388)
  Distributions Paid on Common Partnership Units                          (1,707)     (2,754)
                                                                       ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 39,215       8,664
                                                                       ----------  ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (7,547)      2,712
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           40,707         140
                                                                       ----------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  33,160   $   2,852
                                                                       ==========  ==========


    The Accompanying Notes are an Integral Part of These Consolidated Financial
                                   Statements.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

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

     On April 21, 2003, May 21, 2003 and August 29, 2003, CNL Hospitality Partnership, LP ("CNL") purchased $10,000, $5,000 and $4,027, respectively, of convertible preferred units of limited partnership interest in the Partnership (the "Series A Preferred Units"). Net of offering expenses, the Partnership received proceeds of $17,023. On April 16, 2004, CNL exercised its conversion right and redeemed all of its convertible preferred units in exchange for 2,816,460 shares of common stock. CNL sold 2,500,000 of these class common shares in a public offering as of April 23, 2004.

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

     On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,451. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

     As of September 30, 2004, the Company, through the Partnership and subsidiary partnerships, owned twenty-five limited and full service hotels and a joint venture interest in four properties. The Company terminated eight leases with Hersha Hospitality Management, LP ("HHMLP"), a Pennsylvania limited partnership, as of April 1, 2004. Subsequent to this termination, all of the owned hotel facilities are leased to the Company's taxable REIT subsidiary ("TRS"), 44 New England. The Hampton Inn, (Manhattan) Chelsea, NY, owned in a joint venture with CNL, is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn, Glastonbury, CT owned in a joint venture, is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Sheraton Four Points, Revere, MA owned in a joint venture, is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture and the Courtyard by Marriot in Ewing, NJ owned in a joint venture, is leased to Hersha Inn America TRS Inc., a TRS owned by that joint venture. We have consolidated the operations of the joint venture that owns The Sheraton Four Points, Revere, MA because the Company owns a controlling interest in the venture.

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

     As  of September 30, 2004, we owned an 87.71% interest in the Partnership.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

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

     Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners' interest in the net assets of the Partnership and the joint venture partner's ownership interests in the consolidated assets. Net operating results of the Partnership are allocated based on their respective partners' ownership interests. Our ownership interest in the Partnership as of September 30, 2004 and 2003 was 87.71% and 28.67%, respectively.

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

     In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, Inn America Hospitality at Ewing, LLC and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns.

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

     Recent  Developments
     --------------------

     On July 1, 2004, we acquired a 50% joint venture interest in the 130 room Courtyard by Marriott, Ewing-Hopewell, NJ for approximately $1,025 from Inn America Hospitality, a third party developer. The Courtyard by Marriott, Ewing-Hopewell, NJ is leased to Hersha Inn America TRS, Inc, a TRS owned by that joint venture and managed by HHMLP.

     On July 16, 2004, we acquired the 120 suite Residence Inn, Greenbelt, MD for approximately $19,450. Residence Inn, Greenbelt, MD is leased to our TRS and managed by HHMLP.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On July 23, 2004, we acquired the 88 room Hilton Garden Inn, Gettysburg, PA for $7,660 including the assumption of approximately $5,450 of debt. We have acquired the Hilton Garden Inn, Gettysburg, PA from a partnership controlled by several of our executive officers and trustees. The Hilton Garden Inn, Gettysburg, PA is leased to our TRS and managed by HHMLP.

     On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,451. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

     We entered into an agreement effective April 1, 2004 with HHMLP to terminate the eight remaining leases for the following properties:

          Holiday  Inn  Express,  Long  Island  City,  NY
          Doubletree  Club,  Jamaica,  JFK  Airport  -  NY
          Mainstay  Suites,  Frederick,  MD
          Hampton  Inn  &  Suites,  Hershey,  PA
          Hampton  Inn,  Danville,  PA
          Holiday  Inn  Express  &  Suites,  Harrisburg,  PA
          Sleep  Inn  and  Mainstay  Suites,  King  of  Prussia,  PA


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

     The estimated lives used to depreciate the hotel properties are as follows:

          Building and Improvements        15 to 40 Years
          Furniture and Fixtures             5 to 7 Years

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

     Under the REIT Modernization Act ("RMA"), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 25 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended June 30, 2004. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.


NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

     Investment in Hotel Properties consist of the following at September 30, 2004 and December 31, 2003


           INVESTMENT IN HOTEL PROPERTIES      09/30/2004    12/31/2003
           ---------------------------------  ------------  ------------
           Land                               $    15,365   $    11,710
           Buildings and Improvements             153,456       105,615
           Furniture, Fixtures and Equipment       30,577        21,797
                                              ------------  ------------
                                                  199,398       139,122
           Less Accumulated Depreciation          (26,084)      (18,046)
                                              ------------  ------------
           TOTAL                              $   173,314   $   121,076
                                              ============  ============

2004 Transactions

During the nine month period ended September 30, 2004, the Company acquired the following hotel properties, including closing costs.


                                                                                   FURNITURE     FRANCHISE     TOTAL
                                            ACQUISITION          BUILDINGS AND   FIXTURES AND    FEES AND    PURCHASE   ASSUMED
HOTEL                   LOCATION     ROOMS     DATE       LAND    IMPROVEMENTS     EQUIPMENT    LOAN COSTS     PRICE      DEBT
-------------------  --------------  -----  -----------  ------  --------------  -------------  -----------  ---------  --------
Holiday Inn Express  Hartford, CT       96     01/14/04  $    -  $        2,565  $         960  $        12  $   3,537  $    500
Residence Inn        Framingham, MA    125     03/26/04  $1,325  $       12,705  $       1,875  $        50  $  15,955  $      -
Comfort Inn          Frederick, MD      72     05/27/04  $  450  $        4,329  $         584  $        50  $   5,413  $  3,715
Residence Inn        Greenbelt, MD     120     07/16/04  $2,615  $       14,792  $       2,040  $        50  $  19,497  $      -
Hilton Garden Inn    Gettysburg, PA     88     07/23/04  $  745  $        6,111  $         805  $        60  $   7,721  $  5,450
                                     -----               ------  --------------  -------------  -----------  ---------  --------
TOTAL                                  501               $5,135  $       40,502  $       6,264  $       222  $  52,123  $  9,665

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

     Assets Held for Sale consist of the following at September 30, 2004. There were no assets held for sale at December 31, 2003.


            ASSETS HELD FOR SALE:               09/30/2004
            --------------------               ------------
            Land                               $     1,550
            Buildings and Improvements               8,793
            Furniture, Fixtures and Equipment        1,263
                                               ------------
                                                    11,606
            Less Accumulated Depreciation             (680)
                                               ------------
            TOTAL                              $    10,926
                                               ============



     The mortgage debt related to the Assets Held for Sale was $8,069 at September 30, 2004.

Pro Forma Operating Results

The following unaudited pro forma financial information of the Company for the three and nine month periods ended September 30, 2004 and 2003 gives effect to the material business acquired from January 1, 2003 through September 30, 2004 as if this transaction had occurred on January 1, 2003.

                                                         UNAUDITED                 UNAUDITED
                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                     2004          2003          2004       2003
                                                 ------------  ------------  ------------  -------
Pro Forma Total Revenues                         $     17,991  $      6,210  $     42,886  $15,996
Pro Forma Net Income                             $      2,427  $        785  $      3,914  $ 1,738
Pro Forma Net Income per Common Share - Basic    $       0.15  $       0.15  $       0.26  $  0.34
Pro Forma Net Income per Common Share - Diluted  $       0.14  $       0.15  $       0.26  $  0.34

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 3 - NOTES RECEIVABLE

     Joint  Venture
     -------------

     On November 11, 2003, we provided financing to HT/CNL Metro Hotels, our joint venture with CNL, in the amount of $15,000. This note was fully repaid in July 2004. The terms of the note called for interest only payments at 5.0% per annum through maturity. For the three and nine months ended September 30, 2004, we earned interest income of $43 and $412, respectively, which is included in "Interest - Secured Loans Related Party" on the statement of operations.

     During March 2004, we provided a first mortgage financing commitment of $11,000 for the newly constructed Hilton Garden Inn (JFK Airport), NY to Metro Ten Hotels, LLC, a third party owner of the asset. We have also acquired an option to purchase a 50% interest in this asset. As of September 30, 2004, $11,000 of the mortgage has been drawn and is recorded in our Notes Receivable balance. For the three and nine month periods ended September 30, 2004, we earned interest income of $158 and $328, respectively, which is included in "Interest - Secured Loans" on the statement of operations.

     Seller  Financing
     -----------------

     On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200 of which $67 remains outstanding as of September 30, 2004. The terms of the note called for accrued interest at 10% per annum through maturity on December 31, 2003, when the outstanding balance and accrued interest were due. The note is unsecured. During June 2004, we extended the due date of the note through December 31, 2004. We have also accrued interest on the Note from September 26, 2002 until September 30, 2004 at the rate of 10%. The note modification also increases our interest rate to 12% from July 1, 2004 until December 31, 2004. We had not been accruing interest in prior periods due to the uncertainty of collection of this interest. Based upon current interest and principal payments made during the period and our ongoing negotiations, we have determined that the interest and principal is fully collectible. We have recorded accrued interest income from September 2002 until December 31, 2003 during the quarter ending June 30, 2004. For the three and nine months ended September 30, 2004, we earned interest income of $8 and $35, respectively, which is included in "Other Revenue" on the statement of operations.


     NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES


     On August 29, 2003, HT/CNL Metro Hotels, LP purchased the Hampton Inn, (Manhattan) Chelsea, NY. We own a one-third equity interest in this joint venture partnership while CNL Hospitality Partners LP owns the remaining equity interests. HT/CNL Metro Hotels purchased this asset for $28,000 plus settlement costs of approximately $480 and leased it to Hersha CNL TRS, Inc., a TRS wholly owned by HT/CNL Metro Hotels. In conjunction with this transaction, HT/CNL Metro Hotels executed mortgage indebtedness of approximately $15,400 payable to the Partnership and paid cash of approximately $14,080. HT/CNL Metro Hotels repaid the entire amount of the indebtedness to the Partnership in July 2004.

     On November 13, 2003, we purchased a 40% joint venture interest in PRA Glastonbury, LLC. The only asset owned by PRA Glastonbury, LLC is the Hilton Garden Inn, Glastonbury, CT. We purchased our joint venture interest in this asset for $2,680 including settlement costs of approximately $250 and leased it to Hersha PRA TRS, Inc., a TRS wholly owned by PRA Glastonbury, LLC. In conjunction with this transaction, PRA Glastonbury,
     LLC  assumed  mortgage  indebtedness  of  approximately  $9,900.

     On July 1, 2004, we purchased a 50% joint venture interest in Inn America Hospitality at Ewing, LLC. The only asset owned by this entity is the Courtyard by Marriott, Ewing-Hopewell, NJ. We purchased our joint venture interest in this asset for $1,025 including closing costs of approximately $55 and leased it to Hersha Inn America TRS, Inc., a TRS wholly owned by Inn America Hospitality at Ewing, LLC.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

     As of September 30, 2004 and December 31, 2003 our investment in unconsolidated joint ventures consists of the following:

                                        Percent   (In thousands)   (In thousands)
                                         Owned       9/30/2004       12/31/2003
                                        --------  ---------------  ---------------
HT/CNL Metro Hotels, LP                   33.33%  $         4,665  $         4,098
PRA Glastonbury, LLC                      40.00%            2,686            2,478
Inn American Hospitality at Ewing, LLC    50.00%            1,186                -
                                                  ---------------  ---------------
                                                  $         8,537  $         6,576
                                                  ===============  ===============


     The following table sets forth the total assets, liabilities, equity and components of net income, including the Company's share, related to the unconsolidated joint ventures discussed above as of September 30, 2004 and December 31, 2003. We did not have any interests in unconsolidated joint ventures for the period ended September 30, 2003.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

                                             September 30,    December 31,
                                                 2004             2003
                                            -------------------------------
Balance Sheet
Assets
  Investment in hotel property, net         $       60,725   $      44,459
  Other assets                                       4,769           1,335
                                            ---------------  --------------
  Total assets                              $       65,494   $      45,794
                                            ===============  ==============

Liabilities and Equity
  Mortgages and notes payable               $       37,592   $      11,158
  Note payable - Hersha Hospitality Trust                -          15,000
  Capital Leases                                     3,406
  Other liabilities                                  2,301             941
  Equity:
  Hersha Hospitality Trust                           8,537           6,576
  Other                                             13,658          12,119
                                            ---------------  --------------

  Total liabilities and equity              $       65,493   $      45,794
                                            ===============  ==============

                                              Three and Nine Months Ended
                                               9/30/2004       9/30/2004
                                            -------------------------------
Statement of Operations
  Room revenue                              $        3,998   $       8,967
  Other revenue                                        363             731
  Operating expenses                                (2,251)         (5,195)
  Interest expense                                    (486)         (1,112)
  Property Taxes                                      (306)           (697)
  Depreciation, amortization and other                (601)         (1,491)
                                            ---------------  --------------

  Net income (loss)                         $          717   $       1,203
                                            ===============  ==============

Equity Income (Loss) recognized during three and nine months ended September 30, 2004 for our Equity Investments in Unconsolidated Joint Ventures:

                                         Three and Nine Months Ended
                                            9/30/2004    9/30/2004
                                          -------------  ----------

  HT/CNL                                  $         121  $      247
  HT/PRA Glastonbury                                 58         101
  Inn American Hospitality at Ewing, LLC            104         104
                                          -------------  ----------

  Total equity income                     $         283  $      452
                                          =============  ==========

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 5 - DEBT

     Mortgages
     ---------

     The total mortgages payable balance at September 30, 2004 and December 31, 2003 was $91,161 and $70,837, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.00% to 9.43%. The maturities for the outstanding mortgages ranged from July 2007 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $4,774, and $3,604 during the nine month periods ended September 30, 2004 and 2003, respectively. Aggregate interest expense incurred under the mortgages payable totaled $1,816 and $1,147 during the three month periods ended September 30, 2004 and 2003, respectively. The mortgages are secured by various hotel properties, land and leasehold improvements with a combined net book value of $173,314 and $121,076 as of September 30, 2004 and December 31, 2003, respectively.

     Revolving  Line  of  Credit
     ---------------------------

     The Company has a revolving line of credit from Sovereign Bank (the "Line of Credit") in the maximum amount of $35,000. Outstanding borrowings under the Line of Credit bear interest at the bank's prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg, PA and the Mainstay Suites and Sleep Inn, King of Prussia, PA. The interest rate on borrowings under the Line of Credit at September 30, 2004 and December 31, 2003 was 4.75% and 4.0%, respectively. On August 31, 2004, the Company extended the term of the Line of Credit from its scheduled expiration in December 2004 to its current expiration in 2007. There was no outstanding principal balance on the Line of Credit at September 30, 2004 and December 31, 2003, respectively.

     Note  Payable
     -------------

     The Company received seller financing of $1,000 from Inn America at Aviation Plaza, L.L.C. (the "Inn America Note") related to the purchase of our Hampton Inn, Linden, NJ and Hilton Garden Inn, Edison, NJ. The principal amount of the Inn America Note is due on December 31, 2004, and we are accruing interest at 5.0% per annum related to this note. For the three and nine months ended September 30, 2004, we have incurred interest expense of $13 and $49, respectively.

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

     Percentage  Leases
     ------------------

     In June 2004 we entered into an agreement effective April 1, 2004 with HHMLP to terminate the eight remaining leases for the following properties:

          Holiday Inn Express, Long Island City, NY
          Doubletree Club, Jamaica, JFK Airport - NY
          Mainstay Suites, Frederick, MD
          Hampton Inn & Suites, Hershey, PA
          Hampton Inn, Danville, PA
          Holiday Inn Express & Suites, Harrisburg, PA
          Sleep Inn and Mainstay Suites, King of Prussia, PA

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS(CONTINUED)

     All  of  these properties have entered into leases with 44 New England (our
     TRS) effective as of April 1, 2004 and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP have agreed to waive any and all purchase price adjustment in the original purchase agreements for each of the properties. There is no potential liability for any future repricings with any of our owned properties as of September 30, 2004. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations.

     For the nine month period ended September 30, 2004, we earned fixed rents of $1,222 and earned percentage rents of $662. For the nine month period ended September 30, 2003, we earned fixed rents of $4,627 and earned percentage rents of $6,632.

     The Company had previously entered into leases with Noble Investment Group Ltd. ("Noble"), an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta, Georgia market. Noble elected not to renew these leases upon expiration of the initial terms of the leases. The leases for the Hampton Inn, Newman, GA and Hampton Inn, Peachtree City, GA expired on April 20, 2003 and the leases for the Comfort Suites, Duluth, GA and Holiday Inn Express, Duluth, GA expired on May 20, 2003. On the respective lease termination dates, the Company leased the four properties to 44 New England and engaged HHMLP to operate the hotels under management contracts.

     Therefore, the consolidated financial statements as of September 30, 2003, and thereafter, include the operating results of these four hotels under the TRS structure from the termination date, Previously, revenues on the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are reported in the consolidated statements of operations.


     Management  Agreements
     ----------------------

     Beginning in April 2003, 44 New England, our TRS, engaged HHMLP as the property manager for hotels it leased from us pursuant to management agreements. Each management agreement provides for a five-year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an "eligible independent contractor" during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

     As of September 30, 2004, HHMLP managed all 25 hotels leased to our TRS, and we consolidated the financial performance of these 25 hotels in these financial statements. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the sixtieth day following the end of each fiscal year and is equal to an amount determined by our TRS and HHMLP prior to the commencement of each fiscal year beginning in 2004, generally based upon the financial performance of the hotel. Due to the uncertainty related to the calculation of the incentive management fees, we have not accrued any expense related to these fees during the period ending September 30, 2004. For the period ended September 30, 2004 and September 30, 2003, management fees incurred totaled $1,049 and $40, respectively, and are recorded in Hotel Operating Expenses.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)


     Administrative  Services  Agreement
     -----------------------------------

     We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. For the nine month periods ended September 30, 2004 and 2003, administrative services fees of $187 and $129, respectively, are included in General and Administrative expenses. For the three month periods ended September 30, 2004 and 2003, administrative services fees of $65 and $45, respectively, are included in General and Administrative expenses.

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

     Acquisitions  from  Affiliates
     ------------------------------

     We have acquired from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we previously utilized, a "re-pricing" methodology that, in effect, adjusted the initial purchase price for the hotel, one or two years after we initially purchased the hotel, based on the actual operating performance of the hotel during the twelve months prior to the repricing. As part of our lease termination agreement with HHMLP, the original sellers of all of these properties, HHMLP and the Company have waived their respective rights to any and all purchase price adjustments for all properties.

     In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

     We have entered into an option agreement with each of our officers and trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them regardless of proximity to our hotels. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Of the 27 hotel properties purchased by us since our initial public offering, 15 were acquired from affiliates, 14 of which were newly-constructed or substantially renovated. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an "Agreed Upon Procedures" report for all acquisitions and dispositions to related parties.

     Hotel  Supplies
     ---------------

     For the nine month periods ended September 30, 2004 and 2003, we incurred expenses of $1,476 and $9 for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. For the three month periods ended September 30, 2004 and 2003, we incurred expenses of $836 and $9 for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $775 is included in accounts payable at September 30, 2004 to Hersha Hotel Supply.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
(CONTINUED)


     Advances  to/from  Affiliates
     -----------------------------

     As of September 30, 2004 and December 31, 2003, amounts due from related parties totaled $9,871 and $5,768, respectively. We have approved the lending of up to $10,000 to entities in which our executive officers and trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10.0% to 12.0% ("Development Line Funding"). As of September 30, 2004 and December 31, 2003, our due from related party balance consisted of Development Line Funding of $7,700. Interest income from these advances included in "Interest - Secured Loans Related Party," was $187 and $528 for the periods ended September 30, 2004 and 2003, respectively. The remainder of the due from related party balance as of September 30, 2004 included approximately $1,985 of operating cash from HHMLP and other operating entities and $186 of interest income from Development Line Funding.

     The due to related party balance as of September 30, 2004 and December 31, 2003, totaled $1,350 and $419, respectively. The due to related party balance at September 30, 2004, included a $1,000 payable to related parties in conjunction with the purchase of the Hilton Garden Inn, Gettysburg, PA and a $350 payable to HHMLP for administrative and management fees. The due to related party balance at December 31, 2003, includes $128 payable to HHMLP for administrative and management fees and $313 payable to HHMLP for furniture, fixtures and equipment reserves.

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

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


                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                            2004           2003           2004          2003
                                                                        -------------  -------------  -------------  -----------

NUMERATOR:
Income Before Distribution to Preferred Unitholders, Minority Interest
 and Discontinued Operations                                            $      2,559   $      1,973   $      3,615   $    3,428

Distributions to Preferred Unitholders                                             -           (432)          (499)        (696)

Allocation of (Income) to Minority Interest from
Continuing Operations                                                           (353)        (1,310)          (343)      (2,277)
                                                                        -------------  -------------  -------------  -----------

INCOME FROM CONTINUING OPERATIONS                                              2,206            231          2,773          455
Income from Discontinued Operations                                              296             61            578          181
Income allocation to Logan Hospitality Joint Venture                            (140)             -           (213)           -
                                                                        -------------  -------------  -------------  -----------

NUMERATOR FOR BASIC EARNINGS PER SHARE - NET INCOME                            2,362            292          3,138          636

  Effect of Dilutive Securities:
    Minority Interest                                                            404          1,310            461        2,277
      Other                                                                        -              -              -            -
                                                                        -------------  -------------  -------------  -----------

NUMERATOR FOR DILUTED EPS - NET INCOME PLUS INCOME
AVAILABLE TO COMMON UNITHOLDERS                                         $      2,766   $      1,602   $      3,599   $    2,913
                                                                        =============  =============  =============  ===========

DENOMINATOR:
  Denominator for basic earnings per share - weighted
    average shares                                                        16,621,875      2,579,416     15,082,927    2,578,641
  Effect of Dilutive Securities:
    Minority Interest - Common Partnership Units                           2,842,437      5,099,723      3,066,037    5,099,723
                                                                        -------------  -------------  -------------  -----------

      Dilutive Potential Common Shares                                     2,842,437      5,099,723      3,066,037    5,099,723
                                                                        -------------  -------------  -------------  -----------

Denominator for diluted earnings per share - weighted average
shares and units outstanding                                              19,464,312      7,679,139     18,148,964    7,678,364
                                                                        =============  =============  =============  ===========

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 8 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

     Interest paid during the periods ended September 30, 2004 and 2003 totaled $4,840 and $3,580, respectively.

     On July 23, 2004, we acquired the Hilton Garden Inn, Gettysburg, PA. In conjunction with the acquisition we assumed mortgage indebtedness of $5,450 for this hotel.

     The following additional non-cash investing and financing activities occurred during the period ended September 30, 2004 and 2003:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                   2004       2003
                                                                ---------------------
Conversion of common LP Units to common stock                   $    5,514  $       -

Conversion of Series A Preferred Units to common stock          $   17,080  $       -

Adjustment to minority interest as result of the redemption of
common LP Units                                                 $      137  $       -

Adjustment to minority interest as result of the redemption of
Series A Preferred Units                                        $      266  $       -

Adjustment to minority interest as result of the Issuance of
Common Shares                                                   $    1,752  $       -

Common shares issued as part of the Dividend
Reinvestment Plan                                               $       17  $      17

Dividends and distributions payable                             $    4,164  $   3,407

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     In accordance with FIN 46, we have evaluated our investments and contractual relationships with Inn America Hospitality at Ewing, LLC, HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation in accordance with FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns.

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


NOTE 10 - DISCONTINUED OPERATIONS

     The Company adopted SFAS No. 144 effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. In May 2004, our Board of Trustees authorized management of the Company to sell the Doubletree Club, Jamaica, NY which is classified as "held for sale" on the Company's Consolidated Balance Sheet as of June 30, 2004. The property is currently under a non-binding letter of intent with a potential purchaser. The operating results for this hotel are included in discontinued operations in the statements of operations for the three and nine months ended September 30, 2003 and 2004.

     The components of income from discontinued operations are as follows for the three and six months ended September 30, 2004 and 2003 (in thousands):

--------------------------------------------------------------------------------
HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 [UNAUDITED] (CONT.)
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]
--------------------------------------------------------------------------------

NOTE 10 - DISCONTINUED OPERATIONS (CONTINUED)

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                           2004          2003          2004       2003
                                       ------------  ------------  ------------  ------
REVENUE:
  Percentage Lease Revenues - HHMLP    $          -  $        397  $        397  $1,191
  Hotel Operating Revenues                    1,122             -         2,110       -
  Other Revenues                                  -             -             -       -
                                       ------------  ------------  ------------  ------
  TOTAL REVENUE                               1,122           397         2,507   1,191
                                       ------------  ------------  ------------  ------

EXPENSES:
  Interest expense                              100            96           287     304
  Hotel Operating Expenses                      660             -         1,283       -
  Real Estate and Personal Property
    Taxes and Property Insurance                 12            16            35      42
  General and Administrative                      3             3             8       8
  Depreciation and Amortization                   -            99           198     299
                                       ------------  ------------  ------------  ------
  TOTAL EXPENSES                                775           214         1,811     653
                                       ------------  ------------  ------------  ------
  Income from Discontinued Operations           347           183           696     538
  Allocation to Minority Interest                51           122           118     357
                                       ------------  ------------  ------------  ------
INCOME FROM DISCONTINUED OPERATIONS    $        296  $         61           578  $  181
                                       ============  ============  ============  ======


NOTE 11 - SUBSEQUENT EVENTS

     The quarterly dividend pertaining to the third quarter of 2004 was paid on October 15, 2004 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

     On November 1, 2004, we increased our first mortgage financing commitment of $11,000 to $13,850 for the newly constructed Hilton Garden Inn (JFK Airport), NY to Metro Ten Hotels, LLC, a third party owner of the asset.

     On November 1, 2004, we provided a first mortgage financing commitment of $5,000 at 8.0% for the renovation of a Holiday Inn Express Lancaster, PA to HBK Hospitality Associates, L.P., a related party owner of the asset. We have also acquired an option to purchase this asset.

     On November 1, 2004, we provided a first mortgage financing commitment of $4,100 at 10.0% for the construction of a hotel in Manhattan (Tribeca), New York to 5544 Associates, LP, a related party owner of the asset. We have simultaneously cancelled our $2,000 development line funding of this asset. We have also acquired an option to purchase this asset.

     On November 1, 2004, we provided a first mortgage financing commitment of $4,400 at 10.0% for the construction of a Hampton Inn hotel in Manhattan (South Street Seaport), New York to HPS Seaport, LLC and BCM, LLC, a related party owner of the asset. We have simultaneously cancelled our $3,000 development line funding of this asset. We have also acquired an option to purchase this asset.

     On November 5, 2004, we provided a first mortgage financing commitment of $7,000 at 8.0% for the construction of a limited service hotel in Manhattan (Midtown-South), New York to 44 Fifth Avenue, LLC, a related party owner of the asset. We have also acquired an option to purchase this asset.

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

GENERAL

As of September 30, 2004, we owned interests in 29 hotels in the eastern United States including four hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of September 30, 2004, we have leased 25 of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of September 30, 2004, we also owned interests in four hotels through joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The hotels owned by the joint ventures are managed by HHMLP pursuant to the terms of certain management agreements.

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

OPERATING  RESULTS

The following table outlines operating results for the Company's full portfolio, including all wholly owned hotels and those owned through a joint venture interest for the three and nine months ended September 30, 2004 and 2003.


                          NINE          NINE
                         MONTHS        MONTHS
                         ENDED         ENDED       PERCENT
                        9/30/04       9/30/03     INCREASE
                      ------------  ------------  ---------
     Rooms Available      713,935       435,730      63.85%
     Rooms Occupied       484,729       293,428      65.20%
       Occupancy            67.90%        67.34%      0.83%
         ADR          $     97.41   $     83.63      16.48%
        RevPar        $     66.14   $     56.32      17.44%

     Room Revenue     $47,218,946   $24,539,029      92.42%
      Total Revenue   $52,545,084   $26,975,150      94.79%

                       THREE         THREE
                       MONTHS        MONTHS      PERCENT
                       ENDED         ENDED       INCREASE
                      9/30/04       9/30/03     (DECREASE)
                    ------------  ------------  ----------
     Rooms
     Available          269,034       150,112       79.22%
     Rooms
     Occupied           199,630       112,516       77.42%
     Occupancy            74.20%        74.95%      -1.00%
     ADR            $    103.52   $     92.60       11.79%
     RevPar         $     76.82   $     69.41       10.68%

     Room Revenue   $20,666,200   $10,419,123       98.35%
     Total Revenue  $22,721,782   $11,251,237      101.95%



The increase in revenue per available room ("RevPAR") was due primarily to a rebounding economy; the Company's broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hilton Garden Inn, Residence Inn and Four Points by Sheraton; and a strong focus on improving the average daily rate ("ADR") and controlling costs. The increase in both rooms and total revenue can be attributed primarily to the eleven hotels acquired since September 30, 2003.

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003.

HERSHA HOSPITALITY TRUST

     REVENUE

Our total revenues for the nine-month period ended September 30, 2004 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and percentage lease revenue recognized pursuant to percentage leases with HHMLP. Our total revenues were approximately $40,026,000 an increase of $27,488,000 or 219.24% compared to total revenues of $12,538,000 for the nine-month period ended September 30, 2003. The increase in revenue is primarily attributable to the acquisition of new hotels since the period ended September 30, 2003 and the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure, we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure, we recorded only percentage lease revenues that are calculated as a percentage of a hotel's revenues per the lease agreements.

Hotel operating revenues increased by approximately $34,991,000 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. During the first three months ended March 31, 2004, eight of our hotels were leased to HHMLP through percentage leases and 14 hotels were leased to our TRS. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.

Additionally, since September 30, 2003, the Company has acquired seven hotels and a joint venture interest in four additional hotels. Revenue for all seven purchases and one consolidated joint venture was recorded from the date of acquisition as Hotel Operating Revenues. The remaining three joint ventures are accounted for utilizing the equity method of accounting and our portion of the net income from these two joint ventures is recorded as "Income from Unconsolidated Joint Venture Investments" in our Statement of Operations.

Percentage lease revenues decreased from approximately $10,068,000 in 2003 to $1,487,000 in 2004. This decrease is due to the expiration of six percentage leases on January 31, 2004 and the transfer of all of our leases to a TRS structure as of April 1, 2004, as mentioned above.

Interest and other revenue increased to approximately $1,551,000 in 2004 from $473,000 in 2003. The Company recorded interest revenue of $1,297,000 on its secured and unsecured development lines for four hotels and a loan to HT/CNL Metro Hotels, LP during the nine month period ended September 30, 2004. The loan to HT/CNL Metro Hotels, LP was fully repaid in July 2004. Additionally, the Company earned interest on short term investments and escrow accounts of $135,000 in 2004. Other revenue primarily related to asset management fees received for the Hampton Inn, (Manhattan) Chelsea, NY and loan commitment fees on our secured lending totaling $119,000.

     EXPENSES

Total expenses increased 304.6% to approximately $36,863,000 for the nine month period ended September 30, 2004 from $9,110,000 for the nine month period ended September 30, 2003.

Hotel operating expenses increased to approximately $22,503,000 in 2004 from $1,415,000 in 2003 due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for seven acquisitions and one joint venture from the date of acquisition.

Depreciation and amortization increased from approximately $3,035,000 in 2003 to $5,197,000 in 2004, an increase of $2,162,000, due to additional depreciation expense incurred related to additional property acquisitions.

Interest expense increased approximately $1,236,000 from $3,300,000 in 2003 to $4,536,000 in 2004. The increase is related to financings related to the acquisition of additional property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $1,593,000 from $828,000 in 2003 to $2,421,000 in 2004. The increase is primarily related to additional property taxes incurred at our hotels acquired since September 30, 2003.

General and administrative expense increased by approximately $1,324,000 from $532,000 in 2003 to $1,856,000 in 2004. The increase is primarily related to the establishment of a formal management compensation plan in 2004. In prior periods HHMLP was responsible for a majority of the compensation expense related to our employees. General and administrative expenses also increased due to increased audit and legal expenses incurred during the period.

The Company assumed land leases on the Hilton Garden Inn, Edison, NJ and the Holiday Inn Express, Hartford, CT since September 30, 2003, resulting in an increase of land lease expense by approximately $350,000.

NET  INCOME  (LOSS)

Net income for the nine month period ended September 30, 2004 was approximately $3,138,000, compared to 2003 net income of $636,000 for the similar period. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 26 hotels that are leased to a wholly owned TRS.

On April 16, 2004, CNL converted all of its Series A Preferred Units into common stock and sold these shares in a secondary offering. Net income available for common shareholders was positively impacted due to this conversion due to the fact that there were no distributions to preferred unitholders during the nine months ended September 30, 2004.

Net income was positively impacted by an increase in income from unconsolidated joint venture investments of $452,000 and the reduction in income allocated to minority interest during the period as a result of the October 2003 and September 2004 common share offerings.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003.

HERSHA HOSPITALITY TRUST

     REVENUE

Our total revenues for the three month period ended September 30, 2004 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately $17,760,000, representing an increase of $12,710,000 or 251.7% compared to total revenues of $5,050,000 for the three month period ended September 30, 2003. The increase in revenue is primarily attributable to the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure we previously recorded only percentage lease revenues that are calculated as a percentage of a hotel's revenues per the lease agreements.

Hotel operating revenues increased by approximately $16,093,000 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.

Additionally, since September 30, 2003, the Company has acquired seven hotels and a joint venture interest in four additional hotels. Revenue for all seven purchases and one consolidated joint venture was recorded from the date of acquisition as Hotel Operating Revenues. The remaining three joint ventures are accounted for utilizing the equity method of accounting, and our portion of the net income from these three joint ventures is recorded as "Income from Unconsolidated Joint Venture Investments" in our Statement of Operations.

Percentage lease revenue decreased from approximately $3,566,000 in 2003 to $0 in 2004. This decrease is due to the transfer of all of our existing leases with HHMLP to a TRS structure as of April 1, 2004, as mentioned above.

Interest and other revenue increased to approximately $441,000 in 2004 from $258,000 in 2003. The Company recorded interest revenue of $415,000 on its secured and unsecured development lines for four hotels and a loan to HT/CNL Metro Hotels, LP during the three month period ended September 30, 2004. The loan to HT/CNL Metro Hotels, LP was fully repaid in July 2004. Additionally, the Company earned interest on short term investments and escrow accounts of $16,000 and had other revenue of $10,000 during the period.

     EXPENSES

Total expenses increased to approximately $15,484,000 for the three month period ended September 30, 2004 from $3,077,000 for the three month period ended September 30, 2003.

Hotel operating expenses increased to approximately $10,133,000 in 2004 from $527,000 in 2003 due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for five acquisitions and one consolidated joint venture from the date of acquisition.

Depreciation and amortization increased from approximately $1,954,000 in 2003 to $1,039,000 in 2004, an increase of $915,000, due to additional depreciation expense incurred for additional property acquisitions.

Interest expense increased approximately $678,000 from $1,051,000 in 2003 to $1,729,000 in 2004. The increase is related to addition financings due to the acquisition of additional property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $617,000 from $312,000 in 2003 to $929,000 in 2004. The increase is primarily related to additional property taxes incurred at our hotels acquired since September 30, 2003.

General and administrative expense increased by approximately $528,000 from $148,000 in 2003 to $676,000 in 2004. The increase is primarily related to the establishment of a formal management compensation plan in 2004. In prior periods, HHMLP was responsible for a majority of the compensation expense related to our employees. General and administrative expenses were also adversely impacted by increased audit and legal fees during the period.

The Company assumed land leases on the Hilton Garden Inn, Edison, NJ and the Holiday Inn Express, Hartford, CT since June 30, 2003, resulting in an increase of land lease expense by approximately $63,000 during the period.

     NET INCOME (LOSS)

Net income for the three month period ending September 30, 2004 was approximately $2,362,000 compared to 2003 net income of $292,000 for the similar period. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 26 hotels that are leased to a wholly owned TRS.

Net income was positively impacted by an increase in income from unconsolidated joint venture investments of $283,000, the elimination of distributions paid to Series A Preferred Unitholders during the period and the reduction in income allocated to minority interest during the period as a result of the October 2003 and September 2004 common share offerings.

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

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,451. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

Our cash and cash equivalents balance of $33,160 at September 30, 2004 was primarily due to the proceeds from this equity offering.

We currently maintain a $35,000,000 line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank's prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of September 30, 2004, we did not have any outstanding borrowings on our line of credit and the interest rate on the line of credit was 4.75%.

We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested, and our current level is approximately 48.9%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

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

     Cash Flow Analysis

Net cash provided by operating activities for the nine month periods ended September 30, 2004 and 2003 was $10,654 and $4,132, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in net income, a decrease in income allocated to minority interest, a decrease in lease payments receivable - related party and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine month periods ended September 30, 2004 and 2003 was $57,416 and $10,084, respectively. The increase in net cash used in investing activities was primarily the result of (a) $51,898 related to the purchase of the Holiday Inn Express - Hartford, CT; Residence Inn
- Framingham, MA; Comfort Inn, Frederick, MD; Residence Inn - Greenbelt, MD; Hilton Garden Inn - Gettysburg, PA, (b) $2,484 to fund capital improvements in our hotels, (c) $4,509 utilized for joint venture investments in the Sheraton Four Points - Revere, MA and the Marriott Courtyard - Ewing, NJ and certain capital improvements at our existing joint venture properties, (d) $11,000 utilized to fund a development loan to Metro Ten Hotels, LLC, and (e) $3,000 of development loans to related parties. This was partially offset by $15,000 received from HT/CNL Metro Hotels, LP related to the repayment of indebtedness.

Net cash provided by financing activities for the nine month periods ended September 30, 2004 and 2003 was $39, 215 and $8,664, respectively. The increase in net cash provided by financing activities was primarily the result of $38,825 of proceeds related to the issuance of common shares and $24,375 of proceeds from mortgages payable. This was partially offset by $4,897 of principal repayment of mortgages payable, $8,951 of redemption of partnership units, $7,615 of dividends paid on common shares and $1,707 of distributions paid on common partnership units.


FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts ("NAREIT") developed Funds from Operations ("FFO") as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined under the definition adopted by NAREIT is net income (loss) (computed in accordance with GAAP), excluding sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We also adjust FFO for discontinued operations, minority interest applicable to common units, and preferred stock distributions to present FFO applicable to the common shares and common units. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO a meaningful, additional measure of operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the calculations used by such REITs.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except per share data)

                                                                         THREE MONTHS ENDING          NINE MONTHS ENDING
                                                                       9/30/04        9/30/03        9/30/04      9/30/03
                                                                    -------------  -------------  -------------  ----------
Net Income                                                          $       2,362  $         292  $       3,138  $      636
Add:
Income allocated to Common Unitholders                                        353          1,310            343       2,277
Income allocated to Common Unitholders for Discontinued Operations             51            122            118         357
Distributions to Preferred Unitholders                                          -            432            499         696
Depreciation and Amortization                                               1,954          1,039          5,197       3,035
Depreciation from Discontinued Operations                                       -             99            198         299
Adjustments for Unconsolidated Joint Ventures                                 235              -            557           -
                                                                    -------------  -------------  -------------  ----------
FFO applicable to common shareholders and common unitholders        $       4,955  $       3,294  $      10,050  $    7,300
                                                                    =============  =============  =============  ==========

Fully Diluted Weighted Average Common Shares and Units Outstanding     19,464,312     10,113,351     19,248,823   8,994,821


FFO was $10,051,000 for the nine month period ended September 30, 2004, which was an increase of $2,751,000, or 37.7%, more than FFO in the comparable period in 2003, which was $7,300,000.

FFO was $4,955,000 for the three month period ended September 30, 2004, which was an increase of $1,661,000, or 50.4%, more than over FFO in the comparable period in 2003, which was $3,294,000.

The increase in FFO was primarily a result of a strengthened economy; the benefits of asset acquisitions since September 30, 2003; the conversion of fixed and percentage leases with HHMLP to leases with our TRS since April 1, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and aggressive attention to the average daily rate. Under the REIT Modernization Act ("RMA"), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary ("TRS") and may continue to qualify as a REIT provided the TRS enters into management agreements with an "eligible independent contractor" who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. As of September 30, 2004, the TRS leased 25 properties from the Partnership, and is subject to taxation as a c-corporation. During 2004, all of our fixed and percentage leases have either expired or been terminated, and the Company now records the hotel operating revenues and expenses directly on its books.

FFO was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase. FFO was also negatively impacted by increases in our General and Administrative expenses during the three and nine month periods ended September 30, 2004 reflecting the implementation of a formal management compensation plan and additional legal and accounting expenses incurred during the periods.


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

We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the carrying value of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

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

In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, Inn America Hospitality at Ewing, LLC and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns.

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

All other investments in partnerships and joint ventures represent non-controlling ownership interests in properties. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements and adjusted for any basis differences.

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

SEASONALITY

Our hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our hotel operating revenues earned and cash flows received from operations.

SUBSEQUENT EVENTS

The quarterly dividend pertaining to the third quarter of 2004 was paid on October 15, 2004 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

On November 1, 2004, we increased our first mortgage financing commitment of $11,000 to $13,850 for the newly constructed Hilton Garden Inn (JFK Airport), NY to Metro Ten Hotels, LLC, a third party owner of the asset.

On November 1, 2004, we provided a first mortgage financing commitment of $5,000 at 8.0% for the renovation of a Holiday Inn Express Lancaster, PA to HBK Hospitality Associates, L.P., a related party owner of the asset. We have also acquired an option to purchase this asset.

On November 1, 2004, we provided a first mortgage financing commitment of $4,100 at 10.0% for the construction of a hotel in Manhattan (Tribeca), New York to 5544 Associates, LP, a related party owner of the asset. We have simultaneously cancelled our $2,000 development line funding of this asset. We have also acquired an option to purchase this asset.

On November 1, 2004, we provided a first mortgage financing commitment of $4,400 at 10.0% for the construction of a Hampton Inn hotel in Manhattan (South Street Seaport), New York to HPS Seaport, LLC and BCM, LLC, a related party owner of the asset. We have simultaneously cancelled our $3,000 development line funding of this asset. We have also acquired an option to purchase this asset.

On November 5, 2004, we provided a first mortgage financing commitment of $7,000 at 8.0% for the construction of a limited service hotel in Manhattan (Midtown-South) to 44 Fifth Avenue, LLC, a related party owner of the asset. We have also acquired an option to purchase this asset.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At September 30, 2004, we did not have any amounts outstandings under our Line of Credit. The Line of Credit borrowings are at a rate of 4.75%. The total floating rate mortgages payable of $19,691,561 had a current weighted average interest rate of 5.20%. The total fixed rate mortgages payable of $79,539,001 had a current weighted average interest rate of 7.40%. The Company believes that all of its fixed rate debt is at fair value.

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

Approximately 80.2% of our outstanding mortgages payable are subject to fixed rates while approximately 19.8% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of September 30, 2004 was approximately 6.97%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the nine month period ended September 30, 2004, our interest expense for the nine month period ended September 30, 2004 would have been increased or decreased by approximately $85,000.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at September 30, 2004, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                        2004    2005     2006     2007     2008     THEREAFTER    TOTAL
                       ------  -------  -------  -------  -------  ------------  --------

Fixed Rate Debt        $ 282   $1,371   $1,853   $1,987   $2,130   $    71,915   $79,538
Average Interest Rate   7.41%    7.40%    7.39%    7.39%    7.38%         7.38%     7.39%

Floating Rate Debt     $ 125   $  519   $  549   $  581   $  615   $    17,303   $19,692
Average Interest Rate   5.20%    5.21%    5.21%    5.22%    5.23%         5.23%     5.22%

The table incorporates only those exposures that existed as of September 30, 2004 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time. In addition, the Company maintains a note payable for seller financing of $1,000 that is due on December 31, 2004.

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

Internal Controls Over Financial Reporting. We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004. This effort includes internal control documentation and reviews under the direction of senior management. During the course of these activities, we have identified certain internal control issues which management believed would benefit from improvement. These control issues are, in large part, the result of our increased size and need for documentation. As part of this review, management has identified a significant deficiency with respect to the level of resources required for the prompt evaluation of transactions in accordance with financial reporting requirements per GAAP. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts and will continue to do so. These improvements include formalization of policies and procedures, improved segregation of duties, and additional monitoring controls.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OFPROCEEDS.

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,451. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

On April 16, 2004, CNL redeemed 190,266 Series A convertible preferred units of limited partnership interest in the Partnership into 2,816,460 shares of common stock. CNL has subsequently liquidated these shares in a secondary offering. The Company did not receive any proceeds from this secondary offering.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

          10.1 Loan and Security Agreement made as of August 31, 2004 by and among 2844 Associates, a Pennsylvania limited partnership; HHLP Valley Forge Associates, a Pennsylvania limited partnership and Sovereign Bank

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                             HERSHA HOSPITALITY TRUST

November 12, 2004                             /s/ Ashish R. Parikh
                                             ------------------------------
                                              Ashish R. Parikh
                                              Chief Financial Officer