Form 10-K
period 2004-12-31
HERSHA HOSPITALITY TRUST
filed 2005-03-16
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL
REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

148 Sheraton Drive, Box A, New Cumberland, Pennsylvania	17070
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 770-2405

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest,	American Stock Exchange
par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of June 30, 2004, was approximately $161.9 million.

As of March 14, 2005, the number of outstanding Class A common shares of beneficial interest outstanding was 20,292,631.

Documents Incorporated By Reference: None.

HERSHA HOSPITALITY TRUST

i

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believes,” “anticipates,” “expects” and words of similar import. Such forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified, or incorporated by reference in this report including, but not limited to those discussed in the sections entitled “Growth Strategy” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and those discussed in any documents filed by us with the Securities and Exchange Commission that could cause actual results to differ. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments, except as required by law.

Item 1.	Business

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the American Stock Exchange under the symbol “HT”. We focus primarily on owning and operating high quality, mid-scale limited service hotels in established markets in the Eastern United States. Our primary strategy is to continue to acquire high quality, mid-scale hotels in metropolitan markets with high barriers to entry in the Northeastern United States. As of December 31, 2004, our portfolio consisted of 25 wholly owned limited and full service properties and joint venture investments in 4 hotels with a total of [2,981] rooms located in Pennsylvania, New York, New Jersey, Maryland, Georgia, Connecticut, and Massachusetts which operate under leading brands, such as Hampton Inn®, Hilton Garden Inn®, Holiday Inn®, Holiday Inn Express®, DoubleTree®, Comfort Inn®, Comfort Suites®, Mainstay Suites®, Sleep Inn®, Four Points by Sheraton®, and Residence Inn®.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. All of our hotels are managed by Hersha Hospitality Management, L.P., or HHMLP, a private management company owned by certain of our trustees, officers and other third party investors. In response to tax law changes, we recently formed a wholly-owned taxable REIT subsidiary, or TRS, to which we lease all of our wholly-owned hotels as of December 31, 2004. In addition, all of the hotels we own through joint ventures are leased to TRSs owned by the respective venture. We believe that transitioning to this TRS structure positions us to participate more directly in the operating efficiencies and revenue gains at our hotels.

Our address is 148 Sheraton Drive, Box A, New Cumberland, Pennsylvania 17070. Our telephone number is (717) 770-2405.

As of December 31, 2004, we owned interests in the following 29 hotels:

	Number of		Number of
Hotels	Rooms	Hotels	Rooms
Comfort Inn:		Hilton Garden Inn:
Frederick, MD	73	Glastonbury, CT (1)	150
Harrisburg, PA	81	Gettysburg, PA	88
Comfort Suites:		Edison, NJ	132
Duluth, GA	85	Holiday Inn Express:
Courtyard by Marriott:		Hartford, CT	96
Ewing, NJ (1)	130	Hershey, PA	85
Doubletree Club:		Duluth, GA	68
JFK Airport, NY	110	Long Island City, NY	79
Four Points - Sheraton:		New Columbia, PA	81
Revere, MA (1)	180	Holiday Inn Express and Suites:
Hampton Inn:		Harrisburg, PA	77
Linden, NJ	149	Holiday Inn Hotel and Conference Center:
Chelsea, NY (1)	144	Harrisburg, PA	196
Carlisle, PA	95	Mainstay Suites:
Danville, PA	72	King of Prussia, PA	69
Hershey, PA	110	Frederick, MD	72
Newnan, GA	91	Residence Inn:
Peachtree City, GA	61	Greenbelt, MD	120
Selinsgrove, PA	75	Framingham, MA	125
		Sleep Inn:
		King of Prussia, PA	87

		Total Rooms	2,981

(1) - Denotes properties owned in a joint venture.

Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 28 hotels, including 15 hotels acquired from entities controlled by our officers or trustees. Of the 15 acquisitions from these entities, 14 were newly-constructed or newly-renovated by these entities prior to our acquisition. Since we do not develop properties, we take advantage of our relationships with these development entities to identify development and renovation projects that may be attractive to us. While these entities bear all the construction risks of development, we often provide secured development loans and bear economic risks through these development loans. In many instances, we maintain a first right of refusal or first right of offer to purchase the hotel for which we have provided development loan financing. We intend to continue to acquire hotels from these entities if approved by our independent trustees.

In addition to the direct acquisition of hotels, we may make investments in hotels through joint ventures with strategic partners or through equity contributions, sales and leasebacks, or secured loans. We seek to identify acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.

Recent Acquisitions

Since December, 31, 2003, we have acquired interests in the following hotels:

•
Holiday Inn Express, Hartford, Connecticut. On January 14, 2004, we acquired the 96 room Holiday Inn Express, Hartford, Connecticut for approximately $4.0 million, including approximately $0.5 million of indebtedness secured by the property, and assumed the ground lease for the underlying property.

•
Four Points by Sheraton, Boston/Logan International Airport. On February 23, 2004, we acquired a 55% joint venture interest in the 180 room Four Points by Sheraton Boston/Logan International Airport for approximately $3.0 million. The Four Points Sheraton Boston/Logan International Airport was substantially rebuilt in 2001 and is located in Revere, Massachusetts, within five miles of Boston Logan Airport and downtown Boston.

•	Residence Inn, Framingham, Massachusetts. On March 26, 2004, we acquired the 125 room Residence Inn, Framingham, Massachusetts for approximately $15.6 million.

•
Comfort Inn, Frederick, Maryland. On May 27, 2004 we acquired the 73 room Comfort Inn, Frederick, Maryland for approximately $5.35 million, including approximately $3.7 million in indebtedness secured by the property.

•
Courtyard by Marriott, Ewing-Hopewell , New Jersey. On July 1, 2004, we acquired a 50% joint venture interest in the 130 room Courtyard by Marriott, Ewing-Hopewell, New Jersey for approximately $1.0 million.

•	Residence Inn, Greenbelt, Maryland. On July 16, 2004, we acquired the 120 suite Residence Inn, Greenbelt, Maryland for approximately $19.35 million.

•
Hilton Garden Inn, Gettysburg, Pennsylvania. On July 23, 2004, we acquired the 88 room Hilton Garden Inn, Gettysburg, Pennsylvania for approximately $7.65 million, including approximately $5.45 million of indebtedness secured by the property.

•	Fairfield Inn, Laurel, Maryland. On February 1, 2005, we acquired the 109 room Fairfield Inn, Laurel, Maryland, for approximately $7.25 million.

All of these hotels have been leased to a TRS and are managed by Hersha Hospitality Management, L.P., a Hersha-affiliated, regional hotel management company.

Joint Ventures

We maintain ownership stakes in four assets with unrelated parties whereby we have acquired an interest in a hotel asset within a joint venture structure.

The Hampton Inn, (Manhattan) Chelsea, NY, is owned in a joint venture with CNL Hospitality Partners, L.P., and is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn, Glastonbury, CT is owned in a joint venture with Joseph Pacitti and PRA Glastonbury Management and is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Four Points by Sheraton, Revere, MA, is owned in a joint venture with Logan Hospitality Associates, LLC and is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture and the Courtyard by Marriot in Ewing, NJ, is owned in a joint venture with Inn America, LLC and is leased to Hersha Inn America TRS Inc., a TRS owned by that joint venture. We have consolidated the operations of the joint venture that owns The Four Points by Sheraton, Revere, MA, because the Company owns a majority voting interest in the venture.

Financing

We may finance additional investments in hotels, in whole or in part, with undistributed cash, issuances of common shares, preferred stock or operating partnership units, cash received from the disposition of hotels or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the aggregate purchase prices paid for the hotels in which we invest. Our Board of Trustees, however, may change the debt policy without the approval of our shareholders. The aggregate purchase prices for our twenty five wholly-owned and one consolidated hotel, owned as of December 31, 2004, was approximately $205.9 million, and our indebtedness, including our line of credit, at December 31, 2004, was approximately $111.8 million, which represents approximately 54.3% of the aggregate purchase price for our hotels.

We maintain a credit line with Sovereign Bank for $35.0 million. Outstanding borrowings under the line of credit bear interest at the bank’s prime rate. The line of credit is collateralized by a first mortgage on three of our hotels. The interest rate on borrowings under the line of credit at December 31, 2004, was 5.25%. The line of credit expires August 31, 2007. We maintained an outstanding balance of approximately $1.03 million on our Line of Credit as on December 31, 2004.

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

We will evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales.

Property Management

Our TRSs have engaged HHMLP as the property manager for all of our hotels pursuant to substantially similar management agreements. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements.

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

For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of the gross revenues associated with that hotel for the related month. There were no incentive management fees payable in 2004. The incentive management fee, if any, for all of the hotels is due annually in arrears on the ninetieth day following the end of each fiscal year and is generally based upon the financial performance of all of the hotels under a predetermined formula.

HHMLP must from time to time make expenditures for repairs and maintenance as are necessary to keep a hotel in good operating condition. Our TRS or we may elect to, from time to time at its or our expense, make alterations, additions, or improvements (including structural changes or repairs) in or to our hotels.

Under the management agreements, our TRSs retain the right to sell, lease, transfer or otherwise dispose of our hotels. HHMLP may not transfer or assign any of its rights and obligations under a management agreement without the prior written consent of our TRS. On the other hand, our TRSs may transfer or assign their rights and obligations under a management agreement without the consent of HHMLP. However, HHMLP will have the right to terminate the management agreement after receiving notice of such transfer or assignment and could be entitled to certain termination fees.

The reason we do not operate our own hotels is that we are not permitted to do so by the REIT qualification rules. Furthermore, under the REIT qualification rules in effect prior to 2001, we were generally required to lease our hotels to a third party and as a result, we originally leased substantially all of our hotels to HHMLP. However, the REIT rules that prompted this structure were modified in 2001 and the new rules permit a REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, since the time of the rule modification we have leased all of our hotels to a wholly-owned TRS which pays us qualifying rents.

Distributions

We have made twenty four consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders.

Our Board of Trustees will determine the amount of our future distributions and its decision will depend on a number of factors, including the amount of funds from operations, our partnership’s financial condition, debt service requirements, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees deem relevant. Our ability to make distributions will depend on the profitability and cash flow available from our hotels.

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

The hotel business is seasonal in nature and, therefore, revenues from the hotels in the first and fourth quarters are traditionally lower than those in the second and third quarters and profitability and cash flows may be lower in these quarters. We expect to use excess cash flow from the second and third quarters to fund distribution shortfalls in the first and fourth quarters. There are no assurances we will be able to continue to make quarterly distributions at the current rate.

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

We have entered into an Administrative Services Agreement with HHMLP for HHMLP to provide accounting and securities reporting services to us. The terms of the agreement provide for a fee of $10,000 per property per year (pro-rated from the time of acquisition) for each hotel added to our portfolio. HHMLP has advised us that its relationship with its employees is satisfactory.

Seasonality

Our hotels’ operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly operating revenues and profitability.

The hotel business is seasonal, with hotel revenue generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital.

Competition

The upscale and mid-scale, limited service segment of the hotel business is highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. There are many competitors in our market segments, and many of them have substantially greater marketing and financial resources than our operators or us. New hotels are always being constructed, and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

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

Employees

As of December 31, 2004, we had six employees who were principally engaged in managing the affairs of the company unrelated to property management. HHMLP had approximately 1,400 employees at that date. Our and HHMLP’s relations with our respective employees are satisfactory.

Capital Improvements, Renovation and Refurbishment

We have established capital reserves for each of our hotels to maintain the hotels in a condition that complies with their respective franchise licenses among other requirements. In addition, we may upgrade the hotels in order to capitalize on opportunities to increase revenue, and as deemed necessary by our management to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements. All items that are deemed to be repairs and maintenance costs are expensed and recorded in Hotel Operating Expenses.

Business Risks

The hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels, which can adversely affect occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect a profitability and cash flows of our hotels and our ability to make expected distributions to shareholders.

Environmental Risks

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner’s ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials (“ACMs”) into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. In connection with the ownership of the hotels, we, our partnership or the subsidiary partnerships may be potentially liable for any such costs.

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

Franchise Agreements

All of our hotels operate under franchise licenses from national hotel franchisors, including Marriott International, Starwood Hotels, Intercontinental Hotel Group, Hilton Hotels Corporation and Choice Hotels International. Residence Inn and Courtyards are registered trademarks of Marriott International, Four Points by Sheraton is a registered trademark of Starwood Hotels, Holiday Inn Express and Holiday Inn are registered trademarks of Intercontinental Hotel Group; Hilton Garden Inn, Hampton Inn and Doubletree Club are registered trademarks of Hilton Hotels Corporation, and Comfort Inn, Comfort Suites, Mainstay Suites and Sleep Inn are registered trademarks of Choice Hotels International.

44 New England, our TRS, holds the franchise license for certain properties that it leases while the respective JV TRS’ hold certain franchise licenses. HHMLP holds some of the franchise licenses for some of the hotels that it manages for our TRS. We do not anticipate any difficulty in maintaining the franchise licenses for hotel properties managed by third party management companies. It is anticipated that franchise licenses for hotel properties managed by other lessees will be maintained by the respective TRS or operating entity.

We anticipate that most of the additional hotels in which we invest will be operated under franchise licenses. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses obligate our lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

The following table sets forth certain information in connection with the franchise licenses:

Hotel	Effective Date	Expiration Date	Franchise Fee(1)
Comfort Inn, Harrisburg, PA	15-May-98	15-May-18	8.85%
Comfort Inn, Frederick, MD	25-May-04	25-May-24	9.10%
Comfort Suites, Duluth, GA	19-May-00	19-May-20	8.00%
Courtyard by Marriott, Ewing, NJ (3)	02-Aug-04	05-Feb-24	7.50%
Doubletree Club, Jamaica, NY (2)	25-Apr-01	24-Apr-23	7.00%
Four Points by Sheraton, Revere, MA (3)	1-Jun-01	1-Jun-11	6.00%
Hampton Inn, Peachtree, GA	20-Apr-00	19-Apr-21	8.00%
Hampton Inn, Newnan, GA	20-Apr-00	19-Apr-21	8.00%
Hampton Inn, Selinsgrove, PA	12-Sep-96	11-Sep-16	8.00%
Hampton Inn, Carlisle, PA	16-Jun-97	15-Jun-17	8.00%
Hampton Inn, Chelsea, NY (3)	12-Jul-01	11-Jul-23	8.00%
Hampton Inn, Danville, PA	28-Mar-97	27-Mar-18	8.00%
Hampton Inn, Linden, NJ	1-Oct-03	30-Sep-23	8.00%
Hampton Inn & Suites, Hershey, PA	24-Sep-98	23-Sep-19	8.00%
Hilton Garden Inn, Edison, NJ	1-Oct-03	12-Apr-22	9.00%
Hilton Garden Inn, Glastonbury, CT (3)	16-Nov-03	23-Feb-23	9.00%
Hilton Garden Inn, Gettysburg, PA	23-Jul-04	20-May-24	9.00%
Holiday Inn Hotel and Conference Center, Harrisburg, PA	29-Sep-95	29-Sep-05	7.50%
Holiday Inn Express, Duluth, GA	20-May-00	20-May-10	8.00%
Holiday Inn Express, Hershey, PA	30-Sep-97	30-Sep-07	8.00%
Holiday Inn Express, New Columbia, PA	3-Dec-97	3-Dec-07	8.00%
Holiday Inn Express, Long Island City, NY	28-Dec-00	28-Dec-10	8.00%
Holiday Inn Express, Hartford, CT	1-Jan-04	1-Jan-14	8.00%
Holiday Inn Express and Suites, Harrisburg, PA	22-Dec-99	22-Dec-09	8.00%
Mainstay/Sleep Inn, King of Prussia, PA	30-Nov-97	30-Nov-17	10.00%
Mainstay Suites, Frederick, MD (2)	4-Apr-00	3-Apr-20	5.50%
Residence Inn by Marriott, Greenbelt, MD	15-July-04	24-July-22	7.50%
Residence Inn by Marriott, Framingham, MA	26-Mar-04	26-Mar-29	7.50%
_______________

(1)	Percentage of room revenues payable to the franchisors.
(2)	Franchise fees are structured to increase on a yearly basis during the first five years of operations.
(3)	Hotel owned through a joint venture with third party.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on the portion of our income that is distributed to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to Federal income and excise taxes on our undistributed income.

Although we do not intend to request a ruling from the Internal Revenue Service (the “Service”) as to our REIT status, we have obtained the opinion of our legal counsel that we qualify as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and properties.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, we may now own up to 100% of one or more taxable REIT subsidiaries (“TRS”). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to us, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 20% of the value of our consolidated assets may consist of securities of one or more TRSs. In addition, no more than 25% of our consolidated revenue for any year, excluding all TRS revenues, but including any dividends received from TRSs, may consist of dividends from one or more TRSs.

Under the RMA, a TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager who satisfies the following requirements:

1.	such manager is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS;

2.	such manager does not own, directly or indirectly, more than 35% of our common shares;

3.	no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of our common shares; and

4.	we do not directly or indirectly derive any income from such manager

The RMA limits the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation. The RMA also imposes a 100% excise tax on transactions between a TRS and us or our tenants that are not on an arm’s length basis.

Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. Of the total 2004, 2003 and 2002 distributions, 66.6%, 83.5% and 89.8%, respectively, is considered ordinary income while 33.4%, 16.5% and 10.2%, respectively, is considered a non-taxable return of capital.

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

Item 2.	Properties

The following table sets forth certain information with respect to the hotels we owned as of December 31, 2004.

	Twelve Months Ended December 31, 2004
						Average
	Year	Number of	Room	Other		Daily
	Opened	Rooms	Revenue	Revenue(1)	Occupancy	Rate	REVPAR(2)
Hotels
Comfort Inn:
Harrisburg, PA	1998	81	$1,456,334	$23,454	61.9%	$81.26	$50.26
Frederick, MD (4)	2004	73	$596,545	$8,421	46.2%	$80.70	$37.31

Comfort Suites:
Duluth, GA	1996	85	$1,170,144	$49,184	64.0%	$58.73	$37.61

Doubletree Club:
Jamaica, NY	2002	110	$3,378,718	$556,264	76.0%	$110.36	$83.92

Hampton Inn:
Peachtree City, GA	1994	61	$1,085,774	$17,353	68.8%	$70.65	$48.63
Newnan, GA	1996	91	$1,440,441	$26,175	62.1%	$69.66	$43.25
Selinsgrove, PA (3)	1996	75	$1,888,077	$34,339	69.7%	$99.95	$69.71
Carlisle, PA	1997	95	$2,287,383	$23,159	71.7%	$89.83	$64.43
Danville, PA	1998	72	$1,565,845	$26,417	65.4%	$90.83	$59.42
Hershey, PA	1999	110	$3,156,531	$84,162	57.3%	$136.56	$78.19
Linden, NJ	2003	149	$3,339,773	$128,754	68.7%	$88.68	$60.91

Hilton Garden Inn:
Edison, NJ	2003	132	$2,820,877	$795,846	56.9%	$102.58	$58.39
Gettysburg, PA (5)	2004	88	$574,313	$51,157	38.0%	$106.08	$40.29

Holiday Inn Hotel and Conference Center:
Harrisburg, PA	1970	196	$3,344,972	$2,428,082	62.8%	$73.82	$46.39

Holiday Inn Express:
Duluth, GA	1996	68	$1,046,367	$33,184	61.0%	$68.94	$42.04
Hershey, PA	1997	85	$1,929,658	$30,892	64.9%	$103.95	$67.41
New Columbia, PA	1997	81	$1,339,231	$18,692	52.2%	$87.67	$45.74
Long Island City, NY	2001	79	$2,189,002	$28,577	75.3%	$100.58	$75.71
Hartford, CT (6)	2004	96	$1,929,264	$101,514	53.9%	$105.88	$57.09

Holiday Inn Express and Suites:
Harrisburg, PA	1997	77	$1,614,649	$23,675	69.5%	$83.56	$58.05

Mainstay Suites:
Frederick, MD	2000	72	$1,456,046	$30,173	73.3%	$74.59	$54.65
King of Prussia, PA	2000	69	$1,331,665	$46,866	64.3%	$81.99	$52.73

Residence Inn:
Framingham, MA (7)	2000	125	$3,122,255	$109,157	80.7%	$110.19	$88.89
Greenbelt, MD (5)	2002	120	$2,225,433	$40,291	84.0%	$129.91	$109.09

Sleep Inn:
King of Prussia, PA	2000	87	$1,166,740	$16,985	55.6%	$73.54	$40.87

Total		2,377	$47,456,037	$4,732,773

Total Revenues			$52,188,810

Weighted average					64.7%	$91.63	$59.32

_________________________
(1)	Represents restaurant revenue, telephone revenue and other revenue.
(2)	REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3)	A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years.
(4)	We assumed operations of this hotel in May 2004.
(5)	We assumed operations of these hotels in July 2004.
(6)	We assumed operations of this hotel in January 2004.
(7)	We assumed operations of this hotel in March 2004.

The following table sets forth certain information with respect to the hotels we owned through joint ventures with third parties as of December 31, 2004.

	Twelve Months Ended December 31, 2004
						Average
	Year	Number of	Room	Other		Daily
	Opened	Rooms	Revenue	Revenue(1)	Occupancy	Rate	REVPAR(2)
Hotels
Courtyard by Marriott:
Ewing , NJ (3)	2004	130	$2,159,759	$291,031	74.5%	$146.78	$109.30

Four Points by Sheraton:
Revere, MA (4)	2001	180	$4,076,064	$1,732,265	83.4%	$88.71	$74.00

Hampton Inn:
Chelsea, NY (5)	2003	144	$6,943,962	$46,295	90.4%	$145.72	$131.75

Hilton Garden Inn:
Glastonbury, CT (6)	2003	150	$3,826,300	$811,119	62.1%	$112.26	$69.70

Total		604	$17,006,085	$2,880,710

Total Revenues			$19,886,795

Weighted average					78.1%	$119.42	$93.21
_________________________
(1)	Represents restaurant revenue, telephone revenue and other revenue.
(2)	REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3)	Hotel opened in July 2004. We own 50% of the joint venture. Inn America, LLC owns 50% of joint venture.
(4)	We assumed operations of this hotel in March 2004. We own 55% of the joint venture. Logan Hospitality Associates, LLC owns 45% of joint venture.
(5)	Hotel opened in August 2003. We own 33.3% of the joint venture. CNL Hospitality Partners, L.P. owns 66.7% of joint venture.
(6)	Hotel opened in November 2003. We own 40% of the joint venture. Joseph Pacitti and PRA Glastonbury Management own 59% and 1% of the joint venture, respectively.

A summary of each hotel owned by us or one of our joint ventures follows:

Comfort Inn

Frederick, Maryland

Description. The Comfort Inn Frederick, Maryland is located just miles from historic Downtown Frederick at 7300 Executive Way, just off Route 270. This 73 room limited service hotel opened in 2004. It includes several whirlpool suites, free high speed internet, ample workspace for the business traveler, a cardiovascular fitness center and free deluxe continental breakfast.

Guest Profile and Local Competition. Approximately 32% of our business consists of corporate travelers related to the governmental sector traveling into area. The hotel's group business, which accounts for 6% of its business, is generated from corporations, local weddings, local social and sporting events. The remainder of our business is the transient traveler traveling into our area due to demand generated by the hotels proximity to Fort Detrick and Camp David. Our primary competition is the Fairfield Inn.

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

Guest Profile and Local Competition. Approximately 25% of the hotel’s business is related to commercial activity from local businesses. The hotel’s group business, which accounts for approximately 5% of its business, is generated from area institutions, local weddings and local social and sporting events. The remainder of the hotel’s business consists of transient and recreational travelers generated by its proximity to Hershey, Pennsylvania. We consider our primary competition to be the Comfort Suites and Holiday Inn in Grantville, Pennsylvania.

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

Guest Profile and Local Competition. Numerous local business parks in Duluth, Norcross and Lawrenceville play a vital role in the hotel’s success. Companies such as Scientific Atlanta, Primerica Financial Services, NCR, Motorola, Hitachi, and Lucent Technologies all have major offices in the area and use this hotel frequently for room nights and meeting space. The leisure market is fueled by the Gwinnett Place Mall and many local events. We consider the hotel’s primary competitors to be the Holiday Inn Express, the Hampton Inn & Suites, the Courtyard Gwinnett Mall and the Fairfield Inn.

Courtyard by Marriott

Ewing, NJ

Description. The Courtyard by Marriott-Ewing/ Hopewell in Ewing New Jersey is moments from Trenton/ Mercer County Airport with easy access to Routes 1 and 95. The hotel opened in 2004 and features 130 spacious rooms and suites, each with complimentary wired and wireless internet access, spacious work areas and speakerphones. The hotel also features a lounge serving breakfast and dinner nightly, and a 24 hour self-serve pantry for the convenience of our guests. There is also an indoor pool with whirlpool and a state of the art fitness room.

Guest Profile and Local Competition. Approximately 70% of the hotel's weekday business is related to activity from local companies which include company headquarters for Janssen Pharmaceutical, Merrill Lynch, Bristol Myers Squibb and Educational Testing Service. The hotel's group business, which accounts for approximately 10% of its business, is generated from both corporate group and weekend weddings and sporting events. The remainder of the hotel's business consists of transient guests, visitors to area residents and demand generated during the summer months by the proximity to Sesame Place. We consider our primary competition to be the Hampton Inn & Suites in Newtown, Pennsylvania.

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

Guest Profile and Local Competition. Located near JFK Airport and close to Manhattan, this hotel’s main source of room nights is business travelers and transient leisure travelers utilizing the JFK Airport. The main competitors in the area are the Ramada Plaza JFK, Hampton Inn, Courtyard by Marriott and the Radisson Hotel JFK Airport.

Four Points by Sheraton

Revere, MA

Description. The Four Points by Sheraton- Boston Logan International Airport is located just miles from Boston’s Logan Airport as well as historic downtown Boston. The hotel was completely renovated in 2001 and contains 180 guestrooms, 6,000 square feet of meeting space, as well as the Bisuteki Japanese Steakhouse. Each room offers high speed wireless internet access, a coffeemaker and ample workspace for the business traveler.

Guest Profile and Local Competition. Approximately one third of the hotels business consist of business from various airline carriers that house their crews at our hotel on a daily basis. In addition a large portion of our business is generated through locally negotiated rates and contracted corporate business as well as domestic tour and travel groups that bring students and seniors to tour the Boston area. The remainder of the business consists of social business to include: wedding blocks, reunions, and entertainment groups.

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

Guest Profile and Local Competition. Peachtree City is home to over ten Fortune 500 companies and boasts a two million square foot industrial park. Several major Japanese companies, including Panasonic, Hoshizaki, TDK and Shinsei, are located in Peachtree City. The hotel’s primary competitors are the Holiday Inn, Sleep Inn, and Days Inn located in Peachtree City.

Newnan, Georgia

Description. The Hampton Inn, Newnan is located in one of Atlanta’s fastest growing counties. This 91-room hotel sits adjacent to Interstate I-85 and features traditional Hampton Inn architecture with three floors on poured concrete. This hotel features an outdoor pool, fitness centers, and full-service meeting room.

Guest Profile and Local Competition. The primary demand generators for the Hampton Inn, Newnan include several major corporations located in the industrial park, which include Yokogawa, Johnson-Yokogawa, Yamaha, Kawasaki, Ryder, Ritchie Brothers, and Southern States Vehicle Auctions. The industrial park is slated for expansion and Coweta County’s population has grown by over 40% since 1991. Leisure demand is generated by weddings, festivals, local racetracks and a tourist base. The main competition for this hotel includes the Jameson Inn, Springhill Suites, Comfort Inn, Best Western and Holiday Inn Express.

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

Guest Profile and Local Competition. Approximately 80% of the hotel’s business is related to commercial activity from local businesses. The remainder of the hotel’s business consists of leisure travelers, transient guests and demand generated by the hotel’s proximity to area universities and Knoebels Amusement Park. We consider our primary competition to be the Best Western near Selinsgrove, Pennsylvania.

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

Guest Profile and Local Competition. Approximately 50% of the hotel’s business is related to commercial activity from local businesses. The remainder of the hotel’s business consists of overnight travelers and general demand generated by the hotel’s proximity to the Carlisle Fairgrounds and the Army War College. We consider our primary competition to be the Holiday Inn in Carlisle, Pennsylvania.

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

Guest Profile and Local Competition. The many businesses located in the district of Chelsea between mid-town and lower Manhattan’s financial district generate the majority of the guests for this hotel. The surrounding area also includes the Fashion Institute of Technology, the Toy & Gift buildings and the nearby garment district. The hotel is also conveniently located near the Jacob Javits Convention Center and the headquarters for Credit Suisse First Boston. The leisure market is also an important segment fed by the nearby theater district and other attractions in Manhattan. Nearby competing hotels include a Comfort Inn, a Clarion, a Courtyard Marriott, the Giraffe and the Chelsea Savoy hotel.

Linden, New Jersey

Description. The Hampton Inn, Linden, New Jersey is located five miles from Newark Liberty International Airport, adjacent to Linden Airport and 25 minutes from New York City. The hotel offers 149 rooms equipped with high speed Internet access and refrigerators. The property also has an Executive Boardroom and meeting room facilities.

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

Guest Profile and Local Competition. The majority of the hotel guests consist of tourists and overnight travelers. The hotel’s close proximity to all Hershey attractions makes this property especially attractive to leisure travelers. The hotel’s primary competitors are the Hilton Garden Inn, Comfort Inn, Holiday Inn Express and Springhill Suites.

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

Gettysburg, Pennsylvania

Description. The Hilton Garden Inn Gettysburg is located minutes from historic downtown Gettysburg and the battlefields, museums and shopping that make Gettysburg a tourist destination. Located at 1061 York Street, on Route 30, the hotel features 88 guestrooms with complimentary internet access, a lounge serving breakfast and lunch, an indoor pool and exercise room.

Guest Profile and Local Competition. Approximately 15% of the hotel's business is related to commercial activity from local business. The hotel's group business, which accounts for approximately 60% of its business, is generated from area institutions, motor coach tours, local weddings and local social and sporting events. The remainder of the hotel's business consists of transient guests, visitors to area residents and demand generated by the hotel's proximity to The Gettysburg National Military Park and National Cemetery. We consider our primary competition to be the Historic Gettysburg Hotel in Gettysburg, Pennsylvania.

Glastonbury, Connecticut

Description. The Hilton Garden Inn, Glastonbury is located seven miles southeast of Hartford, accessible via Connecticut SR-2 exit 6. The hotel opened in 2003 and features 150 rooms, each equipped with a spacious work desk, two phones, voice mail, data ports, as well as complimentary high-speed Internet access. A hospitality center in each guestroom includes a microwave, refrigerator and coffee maker. The hotel has a complimentary 24 hour business center, restaurant, indoor pool, whirlpool, fitness center and 3,200 square feet of meeting space.

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

Guest Profile and Local Competition. Approximately 40% of the hotel’s business is related to commercial activity from local businesses. The remainder of the hotel’s business consists of overnight travelers visiting Hershey and Harrisburg. We consider our primary competition to be the Radisson Penn Harris in Camp Hill, Pennsylvania.

Holiday Inn Express

Hartford, Connecticut

Description. The Holiday Inn Express, Hartford, Connecticut is located in Downtown Hartford, adjacent to the state capitol building and minutes away from the city’s train and bus stations and many downtown businesses. The 96 room hotel opened in January 2004, and features complimentary high speed internet access in all rooms, room service provided by local restaurants, complimentary continental breakfast, and a fitness center.

Guest Profile and Competition. Approximately 70% of the hotel's business is corporate from all the local companies and office parks in the area. The group business which is about 20% is made up of events in the city, weddings, sports and entertainment business. The other 10% is made up of people coming into the city to attend concerts, plays, or events taking place in the city. We consider our primary competition the Crowne Plaza and Holiday Inn Express on Brainard Rd.

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

Guest Profile and Local Competition. Numerous local business parks in Duluth, Norcross and Lawrenceville play a vital role in the hotel’s success. Companies such as Scientific Atlanta, Primerica Financial Services, NCR, Motorola, Hitachi, and Lucent Technologies all have major offices in the area and use this hotel frequently for room nights and meeting space. The Gwinnett Civic and Cultural Center and the millions of Priority Club members worldwide are also solid contributors of room nights throughout the year. We consider the hotel’s primary competitors to be the Comfort Suites, the Hampton Inn & Suites, the Courtyard Gwinnett Mall and the Fairfield Inn.

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

Guest Profile and Local Competition. Approximately 30% of the hotel’s business is related to commercial activity from local business. The hotel’s group business, which accounts for approximately 5% of its business, is generated from area institutions, local weddings and local social and sporting events. The remainder of the hotel’s business consists of transient guests, visitors to area residents and demand generated by the hotel’s proximity to Hershey Park. We consider our primary competition to be the Comfort Inn in Hershey, Pennsylvania.

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

Guest Profile and Local Competition. Approximately 80% of the hotel’s business is related to commercial activity from local business. As a result of its proximity to ski resorts and nearby tourist attractions, recreational travelers generate approximately 10% of the hotel’s business. The remainder of the hotel’s business consists of overnight travelers and visitors to area residents. We consider our primary competition to be the Comfort Inn in New Columbia, Pennsylvania.

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

Guest Profile and Local Competition. Approximately 40% of the hotel’s business is comprised of business travelers, 30% is related to group business, 20% is leisure travelers, and 10% is government business. We consider our primary competition the Best Western and the Baymont Inn, both located in Harrisburg, Pennsylvania.

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

Guest Profile and Local Competition. This hotel serves both the nearby corporate market as well as the strong leisure demand generators such as the Valley Forge Historic Park, Valley Forge Convention Center, King of Prussia Mall. The hotel is within twenty miles of downtown Philadelphia and serves all of the corporate and leisure demand generators of this market. The hotel’s primary competition includes the Fairfield Inn, Best Western, Comfort Inn and McIntosh Inn located within King of Prussia.

Residence Inn by Marriott

Greenbelt, Maryland

Description. The Residence Inn Greenbelt is located off of Route 495 and convenient to both Baltimore and Washington, DC. The hotel was built in 2002 and features 120 suites, each with a kitchen that includes a microwave and dishwasher. The hotel features a nightly reception for its guests, complimentary continental breakfast, an indoor pool and exercise room.

Guest Profile and Local Competition. Majority of the hotel's business is related to commercial activity from local corporations/government contractors. The hotel's group business, which accounts for approximately 18% of its business, is generated from area institutions, local weddings, social/sporting events, and local government agencies. The remainder of the hotel's business consists of transient guests visiting the DC area over citywide events, creating compression to the outskirts of DC.

Framingham, Massachusetts

Description. The Residence Inn Boston Framingham, opened in 2000, is convenient to the Massachusetts Turnpike and within a half hour of Boston. Its 125 suites feature kitchens with refrigerator and stovetop in studio, one and two bedroom layouts. The hotel features a nightly social hour for its guests, as well as an indoor pool and exercise room.

Guest Profile and Local Competition. A majority of this hotel’s business comes from commercial customers in the surrounding office park, including Staples, Computer Associates, Sun Microsystems and Bose. Approximately 10% of the hotel’s business is generated by leisure travelers, visiting historic Boston and the surrounding area, as well as the private and state colleges nearby.

Sleep Inn

King of Prussia, Pennsylvania

Description. This Sleep Inn is located just off the Pennsylvania Turnpike and is part of a unique dual branded hotel, the first to feature a Mainstay Suites and Sleep Inn under one roof. This unique property combines many amenities convenient for both the business and leisure traveler. This 87-room limited service hotel opened in 2000.

Guest Profile and Local Competition. This hotel serves both the nearby corporate market as well as the strong leisure demand generators such as the Valley Forge Historic Park, Valley Forge Convention Center and King of Prussia Mall. The hotel is within twenty miles of downtown Philadelphia and serves all of the corporate and leisure demand generators of this market. The hotel’s primary competition includes the Fairfield Inn, Best Western, Comfort Inn and McIntosh Inn all located within King of Prussia.

The following table sets forth certain information with respect to each of our hotels:

	Year Ended December 31,
	2004	2003	2002	2001	2000

Comfort Inn - Harrisburg, PA
Occupancy	61.9%	66.6%	64.4%	58.9%	63.9%
ADR	$81.26	$80.14	$78.20	$75.48	$73.91
REVPAR	$50.26	$53.34	$50.33	$44.47	$47.20

Comfort Inn - Frederick, MD (1)
Occupancy	46.2%
ADR	$80.70
REVPAR	$37.31

Comfort Suites, Duluth, GA
Occupancy	64.0%	60.2%	57.8%	70.4%	73.4%
ADR	$58.73	$60.27	$61.37	66.3%	$68.38
REVPAR	$37.61	$36.28	$35.45	$46.70	$50.20

Courtyard by Marriott, Ewing, NJ (2)
Occupancy	74.5%
ADR	$146.78
REVPAR	$109.30

Doubletree Club, JFK Airport, Jamaica, NY (3)
Occupancy	76.0%	72.4%	59.5%
ADR	$110.36	$99.40	$105.66
REVPAR	$83.92	$72.01	$62.91

Four Points by Sheraton, Revere, MA (4)
Occupancy	83.4%
ADR	$88.71
REVPAR	$74.00

Hampton Inn, Peachtree City, GA
Occupancy	68.8%	68.4%	73.3%	68.1%	71.5%
ADR	$70.65	$70.37	$65.28	$67.64	$67.81
REVPAR	$48.63	$48.14	$47.85	$46.04	$48.46

Hampton Inn, Newnan, GA
Occupancy	62.1%	63.7%	68.4%	74.1%	71.4%
ADR	$69.66	$65.80	$63.62	$64.68	$65.17
REVPAR	$43.25	$41.92	$43.54	$47.91	$46.50

Hampton Inn - Selinsgrove, PA
Occupancy	69.7%	72.5%	77.6%	80.6%	82.3%
ADR	$99.95	$93.55	$87.40	$81.50	$75.54
REVPAR	$69.71	$67.78	$67.85	$65.66	$62.16

Hampton Inn - Carlisle, PA
Occupancy	71.7%	72.9%	65.4%	69.2%	71.4%
ADR	$89.83	$83.80	$82.08	$76.71	$72.96
REVPAR	$64.43	$61.10	$53.71	$53.09	$52.08

Hampton Inn, Danville, PA
Occupancy	65.4%	67.6%	71.5%	73.8%	77.4%
ADR	$90.83	$81.55	$81.66	$79.41	$71.54
REVPAR	$59.42	$55.11	$58.36	$58.57	$55.34

Hampton Inn, Chelsea, NY (5)
Occupancy	90.4%	76.6%
ADR	$145.72	$143.91
REVPAR	$131.75	$110.19

Hampton Inn, Linden, NJ (6)
Occupancy	68.7%	49.0%
ADR	$88.68	$102.60
REVPAR	$60.91	$50.24

	Year Ended December 31,

	2004	2003	2002	2001	2000

Hampton Inn & Suites, Hershey, PA (7)
Occupancy	57.3%	56.7%	57.3%	50.4%	46.7%
ADR	$136.56	$127.92	$118.23	$106.15	$111.45
REVPAR	$78.19	$72.50	$67.79	$53.45	$52.02

Hilton Garden Inn, Edison, NJ (8)
Occupancy	56.9%	55.1%
ADR	$102.58	$104.68
REVPAR	$58.39	$57.73

Hilton Garden Inn, Glastonbury, CT (9)
Occupancy	62.1%	24.9%
ADR	$112.26	$111.42
REVPAR	$69.70	$27.73

Hilton Garden Inn, Gettysburg, PA (10)
Occupancy	38.0%
ADR	$106.08
REVPAR	$40.29

Holiday Inn Hotel and Conference Center, Harrisburg, PA
Occupancy	62.8%	65.6%	56.7%	56.1%	61.1%
ADR	$73.82	$69.66	$72.45	$68.81	$69.92
REVPAR	$46.39	$45.69	$41.08	$38.62	$42.75

Holiday Inn Express, Duluth, GA
Occupancy	61.0%	60.5%	62.3%	69.7%	75.2%
ADR	$68.94	$67.07	$69.89	$71.13	$68.24
REVPAR	$42.04	$40.56	$43.52	$49.55	$51.31

Holiday Inn Express, Hershey, PA
Occupancy	64.9%	70.5%	62.1%	59.3%	57.0%
ADR	$103.95	$100.76	$111.57	$107.98	$108.44
REVPAR	$67.41	$71.07	$69.26	$64.08	$61.84

Holiday Inn Express, New Columbia, PA
Occupancy	52.2%	58.4%	63.0%	60.6%	60.0%
ADR	$87.67	$80.81	$76.82	$70.69	$66.81
REVPAR	$45.74	$47.23	$48.36	$42.81	$40.12

Holiday Inn Express, Long Island City, NY (11)
Occupancy	75.3%	72.4%	74.5%	57.5%
ADR	$100.58	$98.57	$94.28	$114.63
REVPAR	$75.71	$71.37	$70.19	$65.86

Holiday Inn Express, Hartford, CT (12)
Occupancy	53.9%
ADR	$105.88
REVPAR	$57.09

Holiday Inn Express & Suites, Harrisburg, PA
Occupancy	69.5%	68.2%	65.9%	66.4%	63.4%
ADR	$83.56	$80.52	$82.91	$76.64	$76.26
REVPAR	$58.05	$54.94	$54.65	$50.87	$48.32

Mainstay Suites, Frederick, MD (13)
Occupancy	73.3%	62.0%	74.8%	84.6%	81.1%
ADR	$74.59	$65.82	$60.93	$59.29	$59.39
REVPAR	$54.65	$40.80	$45.58	$50.17	$48.16

	Year Ended December 31,

	2004	2003	2002	2001	2000
Mainstay Suites, King of Prussia, PA (14)
Occupancy	64.3%	65.4%	60.2%	51.5%	35.7%
ADR	$81.99	$80.98	$83.74	$80.11	$85.79
REVPAR	$52.73	$53.00	$50.38	$41.26	$30.60

Residence Inn, Framingham, MA (15)
Occupancy	80.7%
ADR	$110.19
REVPAR	$88.89

Residence Inn, Greenbelt, MD (16)
Occupancy	84.0%
ADR	$129.91
REVPAR	$109.09

Sleep Inn, King of Prussia, PA (14)
Occupancy	55.6%	55.5%	56.7%	57.4%	35.7%
ADR	$73.54	$68.68	$68.27	$73.47	$74.48
REVPAR	$40.87	$38.13	$38.74	$42.15	$26.62
______________
(1)	This hotel opened in May 2004 and, thus, the data shown for 2004 represents approximately seven months of operations.
(2)	This hotel was acquired in July 2004 and, thus, the data shown for 2004 represents approximately six months of operations. The hotel is owned by a joint venture with Inn America, LLC
(3)	This hotel opened in January 2002.
(4)
We assumed operations of this hotel in March 2004 and, thus, the data shown for 2004 represents approximately ten months of operations. The hotel is owned by a joint venture with Logan Hospitality Associates, LLC

(5)	This hotel opened in August 2003 and, thus, the data shown for 2003 represents approximately five months of operations. The hotel is owned by a joint venture with CNL Hospitality Partners, L.P.
(6)	We assumed operations of this hotel in October 2003 and, thus, the data shown for 2003 represents approximately three months of operations.
(7)	This hotel opened in September 1999 and, thus, the data shown for 1999 represents approximately four months of operations.
(8)	This hotel opened in October 2003 and, thus, the data shown for 2003 represents approximately three months of operations.
(9)
This hotel opened in November 2003 and, thus, the data shown for 2003 represents approximately two months of operations. The hotel is owned by a joint venture with Joseph Pacitti and PRA Glastonbury Management.

(10)	This hotel opened in July 2004 and, thus, the data shown for 2004 represents approximately five months of operations.
(11)	This hotel opened in May 2001 and, thus, the data shown for 2001 represents approximately eight months of operations.
(12)	This hotel opened in January 2004 and, thus, the data shown for 2004 represents approximately eleven months of operations.
(13)	This hotel opened in April 2000 and, thus, the data shown for 2000 represents approximately nine months of operations.
(14)	This hotel opened in September 2000 thus the data shown for 2000 represents four months of operations.
(15)	We assumed operations of this hotel in March 2004 and, thus, the data shown for 2004 represents approximately nine months of operations.
(16)	We assumed operations of this hotel in July 2004 and, thus, the data shown for 2004 represents approximately six months of operations.

Taxable REIT Subsidiaries

In January 2003, the operating partnership formed a wholly owned taxable REIT subsidiary (TRS), 44 New England Management Company (“44 New England”), to lease certain of the company’s hotels.

We entered into an agreement with HHMLP, our affiliated lessor, effective April 1, 2004, to terminate the eight remaining affiliated leases, which related to the following properties:

•	Holiday Inn Express, Long Island City, New York
•	Doubletree Club, Jamaica, JFK Airport - New York
•	Mainstay Suites, Frederick, Maryland
•	Hampton Inn & Suites, Hershey, Pennsylvania
•	Hampton Inn, Danville, Pennsylvania
•	Holiday Inn Express & Suites, Harrisburg, Pennsylvania
•	Sleep Inn and Mainstay Suites, King of Prussia, Pennsylvania

As of March 1, 2005, 44 New England leased all of our hotels. The company has entered into joint venture agreements with CNL Hospitality Partners, LP (CNL), PRA Glastonbury, LLC, Logan Hospitality and Inn America Hospitality and established a TRS for each joint venture, respectively. Each joint venture TRS leases one property. We believe that transitioning to TRS structures positions us to participate more directly in the operating efficiencies and revenue gains at our hotels.

Management Agreements

Our TRSs have engaged HHMLP as the property manager for our hotels pursuant to substantially similar management agreements. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements.

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

For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of the gross revenues associated with that hotel for the related month. There were no incentive management fees payable in 2004. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is equal to an amount determined based upon the financial performance of the hotel according to a pre-determined formula.

HHMLP must from time to time make expenditures on our behalf for repairs and maintenance as are necessary to keep a hotel in good operating condition. Our TRS or we may elect to, from time to time at its or our expense, make alterations, additions, or improvements (including structural changes or repairs) in or to our hotels.

Under the management agreements, our TRSs retain the right to sell, lease, transfer or otherwise dispose of our hotels. HHMLP may not transfer or assign any of its rights and obligations under a management agreement without the prior written consent of our TRS. On the other hand, our TRSs may transfer or assign their rights and obligations under a management agreement without the consent of HHMLP. However, HHMLP will have the right to terminate the management agreement after receiving notice of such transfer or assignment and could be entitled to termination fees.

Item 3.	Legal Proceedings

We are not presently subject to any material litigation nor, to our knowledge, is any other litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2004, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information (Ashish to update based upon AMEX prices)

Our common shares began trading on the American Stock Exchange on January 20, 1999 under the symbol “HT.” As of March 14, 2005, the last reported closing price per common share on the American Stock Exchange was $10.24. The following table sets forth the high and low sales price per common share reported on the American Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

	Price Range		Cash Dividend
Year ended December 31, 2005	High	Low	Per Share
First quarter (through March 14, 2005)	$12.11	$9.40	(*	)

Year ended December 31, 2004	High	Low	Per Share
Fourth quarter	$11.67	$8.81	$0.18
Third quarter	$10.45	$9.15	$0.18
Second quarter	$11.07	$8.99	$0.18
First quarter	$11.75	$9.84	$0.18

Year ended December 31, 2003	High	Low	Per Share
Fourth quarter	$10.10	$8.41	$0.18
Third quarter	$9.10	$7.93	$0.18
Second quarter	$8.25	$6.54	$0.18
First quarter	$7.30	$6.40	$0.18

Year ended December 31, 2002	High	Low	Per Share
Fourth quarter	$6.99	$5.40	$0.18
Third quarter	$6.55	$5.75	$0.18
Second quarter	$6.70	$6.00	$0.18
First quarter	$6.70	$5.51	$0.18
__________
* Dividend for the quarter ending March 31, 2005 has not been declared as of March 14, 2005.

Shareholder Information

At March 14, 2005 we had approximately 131 holders of record and 2,650 beneficial owners of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares subject to certain limitations) were held by 12 entities and/or persons.

Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares. We granted limited waivers of these ownership limitations as follows:

•
a limited waiver to CNL allows CNL to own 100% of the outstanding Series A Preferred Shares and up to 60% of the outstanding common shares on a fully diluted basis, subject to CNL’s compliance with certain representations and warranties (see “CNL Strategic Alliance”);

•
a limited waiver to RREEF America L.L.C., Deutche Asset Management, Inc., and their related mutual funds and accounts, specifically including Scudder RREEF Real Estate Fund Inc., Scudder RREEF Real Estate Fund II Inc. and Scudder RREEF Securities Trust (collectively, the “Scudder RREEF Group”) to own 16% of the outstanding common shares, subject to their compliance with certain representations and warranties, including that no single person will own more than 9.9% of the outstanding common shares; and

•
a limited waiver to K.G. Redding & Associates, and its managed accounts to own 15% of the outstanding common shares, subject to their compliance with certain representations and warranties including that no single person will own more than 9.9% of the outstanding common shares.

Distribution Information

Our Board of Trustees declared a cash distribution for the holders of the common shares and the operating partnership units for the period from January 1, 2005 to March 31, 2005 in the amount of $0.18 per share and unit, payable on April xx, 2005, to holders of record on March 31, 2005. While it is the current policy of our Board to maintain our dividend at least this level, future distributions, if any, will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant. Our ability to make distributions will depend on our receipt of distributions from our operating partnership and lease payments from our lessees with respect to the hotels. We rely on the profitability and cashflows of our hotels to generate sufficient cash flow for distributions.

Common Shares Issuable Pursuant to Options

The following table summarizes information with respect to equity compensation as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$0.00	1,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	-0-	$0.00	1,500,000

    As of December 31, 2004, no options or warrants to acquire our securities were outstanding. In March 2005, we issued 419 common shares to each of our Independent Trustees pursuant to our 2004 Equity Incentive Plan.

Recent Issuances of Unregistered Securities

In April of 2003, we entered into a strategic alliance with CNL Hospitality Partners, L.P., a subsidiary of CNL Hospitality Properties, Inc. Our agreement with CNL provides that it will invest up to $25 million in our operating partnership and up to $40 million in a newly formed hotel acquisition joint venture. On April 21 and May 21, 2003, CNL purchased a total of 150,000 units of a newly created series of convertible preferred limited partnership units of our operating partnership (the “Series A Convertible Preferred Units”) in exchange for CNL’s payment of $15,000,000 in cash, net of certain transaction costs. CNL purchased an additional 40,266 Series A Convertible Preferred Units on August 29, 2003, for approximately $4 million. CNL has converted all of their preferred limited partnership units during 2004. CNL may be obligated to purchase up to an additional 59,734 Series A Convertible Preferred Units, also at a per unit price of $100.00. A more complete description of our sales of Series A Convertible Preferred Units to CNL is included in a Periodic Report on Form 8-K filed by us on April 23, 2003 and in our Quarterly Reports on Form 10-Q for the quarters ending June 30, 2003 and September 30, 2003.

Effective January 1, 2002, the operating partnership issued 333,541 units of limited partnership interest to some of our executive officers, trustees and their affiliates in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. These units were issued in connection with the repricing of the Hampton Inn and Suites, Hershey, PA; Holiday Inn Express and Suites, Harrisburg, PA; and Hampton Inn, Danville, PA hotels. There were no proceeds to us from this issuance.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Operating Data	2004	2003	2002	2001	2000

Revenue:
Percentage Lease Revenues - HHMLP (1)	$1,192	$10,144	$9,846	$9,360	$9,723
Percentage Lease Revenues - Other (2)	-	960	2,801	2,801	1,850
Hotel Operating Revenues	49,370	4,731	-	-	-
Total Revenue	50,562	15,835	12,647	12,161	11,573

Expenses:
Hotel Operating Expenses	31,557	3,323	-	-	-
Land Lease - Related Party	-	-	-	13	15
Land Lease	779	50	-	-	-
Real Estate and Personal Property
Taxes and Property Insurance	3,264	1,309	1,006	807	632
General and Administrative	3,200	671	554	532	578
Prepayment Penalties	-	116	-	-	107
Gain on Sale of Assets	-	-	-	(598)	-
Unrecognized Loss on Derivatives	62	-	-	-	-
Compensation Expense related to Option Redemption	-	1,307	-	-	-
Depreciation and Amortization	7,194	4,136	3,646	3,858	3,507
Total Expenses	46,056	10,912	5,206	4,612	4,839

Operating Income	4,506	4,923	7,441	7,549	6,734
Interest	241	86	7	32	50
Intrest - Secured Loans Related Party	1,498	715	207	154	1
Intrest - Secured Loans	693	-	-	-	-
Other Revenue	176	8	-	-	-
Interest expense	(6,130)	(4,250)	(4,396)	(4,682)	(4,142)
Interest expense - Related Party	-	(60)	(60)	(72)	-
Income before income (loss) from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	984	1,422	3,199	2,981	2,643

Income (Loss) from Unconsolidated Joint Venture Investments	481	(24)	-	-	-

Income Before Distribution to Preferred Unitholders,
Minority Interest and Discontinued Operations	1,465	1,398	3,199	2,981	2,643
Distributions to Preferred Unitholders	499	1,195	-	-	-
Income Allocated to Minority Interest	126	104	2,675	2,342	1,908
Income Applicable to Common Shareholders before Discontinued Operations	840	99	524	639	735
Discontinued Operations:
Gain on Sale of Discontinued Operations	-	-	449	-	-
Income from Discontinued Operations	1,209	686	319	195	112

Net income	$2,049	$785	$1,292	$834	$847

Basic Earnings Per Common Share (3)	$0.12	$0.17	$0.51	$0.37	$0.37
Diluted Earnings Per Common Share	$0.12	$0.17	$0.51	$0.37	$0.37
Dividends declared per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

Balance Sheet Data
Net investment in hotel properties	$163,923	$121,076	$93,814	$88,100	$87,671
Assets Held for Sale	$18,758	$-	$-	$-	$-
Minority interest in Partnership	$16,779	$38,971	$20,258	$20,436	$17,679
Shareholder's equity	$119,792	$71,460	$11,378	$10,210	$11,014
Total assets	$261,021	$196,568	$101,516	$96,017	$94,531
Total debt	$97,761	$71,837	$65,341	$61,535	$61,450
Debt related to Assets Held for Sale	$13,058	$-	$-	$-	$-

Other Data

Adjusted Funds from Operations (4)	$11,571	$7,728	$8,293	$7,054	$6,754
Net cash provided by operating activities	$12,148	$5,193	$8,177	$6,828	$5,032
Net cash (used in) provided by investing activities	$(78,378)	$(58,370)	$(345)	$5,513	$(14,895)
Net cash provided by (used in) financing activities	$46,137	$93,744	$(7,859)	$(12,174)	$9,739
Weighted average shares outstanding
Basic	16,391,805	4,614,316	2,519,820	2,275,000	2,275,000
Diluted	19,401,636	9,500,548	7,619,542	7,296,596	6,715,996

_________________________
(1)
Represents initial fixed rent plus aggregate percentage rent paid by HHMLP to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.

(2)
Represents initial fixed rent paid by the lessee to the Partnership pursuant to percentage leases, which payments are calculated by applying the rent provisions in the respective percentage leases to the historical room revenues.

(3)	Represents basic earnings per share computed in accordance with FAS No. 128.
(4)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for an explanation of FFO, why we believe Adjusted FFO is a meaningful measure of our operating performance and a reconciliation of Adjusted FFO to net income calculated in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained in this section that are not historical facts are based on current expectations. Words such as “believes”, “expects”, “anticipate”, “intends”, “plans” and “estimates” and variations of such words and similar words also identify forward-looking statements. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

General

As of December 31, 2004, we owned interests in 29 hotels in the eastern United States including four hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of December 31, 2004, we have leased 25 of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of December 31, 2004, we also owned interests in four hotels through joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The hotels owned by the joint ventures are managed by HHMLP pursuant to the terms of certain management agreements.

As all of our hotels have been leased to our TRS or a joint venture TRS, we are participating more directly in the operating performance of our hotels. Rather than receiving base and percentage lease payments from HHMLP, which funded its own hotel operating expenses, the TRS’ will directly receive all revenue from, and be required to fund all expenses relating to, hotel operations. The TRS’ will also be subject to income tax on its earnings.

			2004 vs.		2003 vs.
	Year	Year	2003	Year	2002
	Ended	Ended	Percent	Ended	Percent
	12/31/04	12/31/03	Increase	12/31/02	Increase
Rooms Available	982,507	627,954	56.46%	576,068	9.01%
Rooms Occupied	660,312	406,896	62.28%	367,595	10.69%
Occupancy	67.21%	64.80%	3.72%	63.81%	1.55%
ADR	$97.62	$85.52	14.15%	$81.66	4.73%
RevPAR	$65.61	$55.41	18.41%	$52.11	6.33%

Room Revenue	$64,462,122	$34,797,796	85.24%	$30,019,470	15.92%
Total Revenue	$72,075,605	$38,427,682	87.56%	$33,384,087	15.11%

The increase in revenue per available room (“RevPAR”) during the years ended December 31, 2004, and 2003, was due primarily to a rebounding economy; the Company's broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hilton Garden Inn, Residence Inn and Four Points by Sheraton; and a strong focus on improving the average daily rate (“ADR”). The increase in both rooms and total revenue can be attributed primarily to the hotels acquired during the respective periods.

Comparison of the year ended December 31, 2004 to December 31, 2003

Revenue

Our total revenues for the year ended December 31, 2004, consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and percentage lease revenue recognized pursuant to percentage leases with HHMLP. Our total revenues were approximately $50,562,000, an increase of $34,727,000 or 219.31% compared to total revenues of $15,835,000 for the year ended December 31, 2003. The increase in revenue is primarily attributable to the acquisition of new hotels since the period ended December 31, 2003, and the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure, we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure, we recorded only lease revenues pursuant to the terms of the percentage leases that were calculated as a percentage of a hotel’s revenues per the lease agreements.

Hotel operating revenues increased by approximately $44,639,000 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. During the first three months ended March 31, 2004, eight of our hotels were leased to HHMLP through percentage leases and 14 hotels were leased to our TRS. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.

Additionally, since December 31, 2003, the Company has acquired five hotels and a joint venture interest in two additional hotels. Revenue for all five purchases and one consolidated joint venture was recorded from the date of acquisition as Hotel Operating Revenues. The other joint venture was accounted for utilizing the equity method of accounting and our portion of the net income from three of our joint ventures using the equity method is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations.

Lease revenues from the percentage leases decreased from approximately $11,104,000 in 2003, to $1,192,000 in 2004. This decrease is due to the expiration of six percentage leases on January 31, 2004, and the transfer of all of our leases to a TRS structure as of April 1, 2004, as mentioned above.

Interest and other revenue increased to approximately $2,608,000 in 2004, from $809,000 in 2003. The Company recorded interest revenue of $2,191,000 on its secured and unsecured development lines for six hotels and a loan to HT/CNL Metro Hotels, LP during the year ended December 31, 2004. The loan to HT/CNL Metro Hotels, LP was fully repaid in July 2004. Additionally, the Company earned interest on short term investments and escrow accounts of $241,000 in 2004. Other revenue primarily related to asset management fees received for the Hampton Inn, (Manhattan) Chelsea, NY and loan commitment fees on our secured lending totaling $176,000.

Expenses

Total expenses increased 327.07%, to approximately $46,056,000 for the year ended December 31, 2004, from $10,912,000 for the year ended December 31, 2003.

Hotel operating expenses increased to approximately $31,557,000 in 2004, from $3,323,000 in 2003, due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for five acquisitions and one joint venture from the date of acquisition.

Depreciation and amortization increased from approximately $4,136,000 in 2003, to $7,194,000 in 2004, an increase of $3,058,000, due to additional depreciation expense incurred related to property acquisitions.

Interest expense increased approximately $1,880,000 from $4,250,000 in 2003, to $6,130,000 in 2004. The increase is related to additional financings related to the property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $1,955,000 from $1,309,000 in 2003, to $3,264,000 in 2004. The increase is primarily related to additional property taxes incurred at our hotels acquired since December 31, 2003.

General and administrative expense increased by approximately $2,529,000 from $671,000 in 2003, to $3,200,000 in 2004. The increase is related to the establishment of a formal management compensation plan in 2004. In prior periods HHMLP was responsible for a majority of the compensation expense related to our employees. General and administrative expenses also increased due to increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.

The Company assumed land leases on the Hilton Garden Inn, Edison, NJ and the Holiday Inn Express, Hartford, CT in conjunction with the acquisition of these assets and has realized an increase of land lease expense by approximately $729,000 during the year ended December 31, 2004.

Net Income

Net income for the year ended December 31, 2004, was approximately $2,049,000, compared to 2003 net income of $785,000. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 26 hotels that are leased to a wholly-owned TRS.

On April 16, 2004, CNL converted all of its Series A Preferred Units into common stock and sold these shares in a secondary offering. Net income available for common shareholders was positively impacted due to the fact that there were no distributions paid on the Series A Preferred Units after this conversion.

Net income was positively impacted by income from unconsolidated joint venture investments of $481,000 and the reduction in income allocated to minority interest during the period as a result of the October 2003 and September 2004 common share offerings and contribution of the proceeds to our operating partnership. Net income was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase.

Comparison of year ended December 31, 2003 to year ended December 31, 2002

Revenue

Our total revenues for the year ended December 31, 2003, consisted substantially of percentage lease revenue recognized pursuant to percentage leases with HHMLP and hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our revenue was approximately $15,835,000, an increase of 25.2% compared to revenue of $12,647,000 for the year ended December 31, 2002. The increase in revenue is primarily attributable to the direct recording of hotel operating revenues for hotels leased to our TRS. Additionally, we acquired the Hampton Inn, Linden, NJ and Hilton Garden Inn, Edison, NJ in October 2003, the Hilton Garden Inn, Edison, NJ in October 2003 and recorded revenue for these hotels from the date of acquisition.

Expenses

Total expenses increased 109.60% to approximately $10,912,000 from $5,206,000 in 2002. The increase is primarily a result of the direct recognition of hotel operating expenses for hotels leased to our TRS, increased property taxes, insurance, depreciation and amortization, and non recurring expenses related to the expensing of options granted in prior periods and prepayment penalties on certain debt instruments.

Net Income

Net income for the period was approximately $785,000, compared to 2002 net income of $1,292,000. Net income decreased from the prior year due to an increase in property taxes, insurance, depreciation and amortization, distributions to preferred unitholders (CNL), and expenses related to options granted in prior periods. In December 2003, we negotiated a buyout of all of the outstanding options related to the HHMLP Stock Appreciation Rights Plan for approximately $1,028,000 and recorded this amount as compensation expense during the year. We have also recorded compensation expense of $279,000 related to 75,714 options that had vested as of December 31, 2003, and were exercised during January 2004. We also recorded approximately $116,000 of non recurring expenses related to prepayment penalties on the early extinguishment of debt with the proceeds of our October equity offering.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit. We believe that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of hotel properties, the issuance of units of operating partnership interest in our operating partnership subsidiary.

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,317,000. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

Our cash and cash equivalents balance of $20,614,000 at December 31, 2004, was primarily due to the proceeds from this equity offering.

We currently maintain a $35,000,000 line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank’s prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of December 31, 2004, we maintained an outstanding balance on our Line of Credit of $1,027,335 and the interest rate on the line of credit was 5.25%.

We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested, and our current level is approximately 54.3%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. Our bylaws require the approval of a majority of our Board of Trustees, including a majority of the independent trustees, to acquire any additional hotel in which one of our trustees or officers, or any of their affiliates, has an interest (other than solely as a result of his status as our trustee, officer or shareholder). We expect that future investments in hotels will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common shares, issuances of operating partnership units or other securities or borrowings. We currently have no agreement or understanding to acquire any hotel, and there can be no assurance that we will acquire any additional hotels that meet our investment criteria.

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

Cash Flow Analysis

Comparison of year ended December 31, 2004 to year ended December 31, 2003

Net cash provided by operating activities for the year ended December 31, 2004, and 2003, was $12,148,000 and $5,193,000, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in net income, a decrease in income allocated to minority interest, a decrease in lease payments receivable - related party and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2004, and 2003 was $78,378,000 and $58,370,000, respectively. The increase in net cash used in investing activities was primarily the result of (a) $51,102,000 related to the purchase of the Holiday Inn Express, Hartford, CT; Residence Inn, Framingham, MA; Comfort Inn, Frederick, MD; Residence Inn, Greenbelt, MD; Hilton Garden Inn, Gettysburg, PA, (b) $2,869,000 to fund capital improvements in our hotels, (c) $5,012,000 utilized for joint venture investments in the Four Points by Sheraton, Revere, MA and the Courtyard by Marriott, Ewing, NJ and certain capital improvements at our existing joint venture properties, (d) $13,800,000 utilized to fund a development loan to Metro Ten Hotels, LLC, and (e) $20,550,000 of development loans to related parties. This was partially offset by $15,000,000 received from HT/CNL Metro Hotels, LP related to the repayment of indebtedness.

Net cash provided by financing activities for the year ended December 31, 2004 and 2003 was $46,137,000 and $93,744,000 respectively. The increase in net cash provided by financing activities for the years ended December 31, 2004 and 2003 was primarily the result of $38,279,000 and $77,262,000 respectively, of proceeds related to the issuance of common shares and $37,375,000 and $28,907,000, respectively, of proceeds from mortgages payable.

Comparison of year ended December 31, 2003 to year ended December 31, 2002

Net cash provided by operating activities for the year ended December 31, 2003, and 2002, was $5,193,000 and $8,177,000, respectively. The decrease in net cash provided by operating activities was primarily the result of an decrease in net income, a decrease in deposits payable, and decreases in our payables to related parties.

Net cash used in investing activities for the year ended December 31, 2003, and 2002 was $58,370,000 and $345,000, respectively. The increase in net cash used in investing activities was primarily the result of (a) $31,943,000 related to the purchase of the Hilton Garden Inn, Edison, NJ and the Hampton Inn, Linden, NJ (b) $6,600,000 to fund utilized for joint venture investments in the Hampton Inn, Chelsea, NY and the Hilton Garden Inn, Glastonbury, CT, and (c) $15,000,000 utilized for an investment in a note receivable to HT/CNL Metro Hotels, LP.

Net cash provided by financing activities for the year ended December 31, 2003 and 2002 was $93,744,000 compared to net cash used in financing activities of $7,859,000 for the year ended December 31, 2002. The increase in net cash provided by financing activities for the years ended December 31, 2003 was primarily the result of $77,262,000 of proceeds related to the issuance of common shares and $28,907,000 of proceeds from mortgages payable.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds From Operations (“FFO”) as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO as defined by NAREIT is net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, plus certain non-cash items, such as depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We also present Adjusted Funds From Operations (AFFO), which reflects FFO in accordance with the NAREIT definition plus the following additional adjustments:

•
adding back income allocated to units of partnership interest in its operating partnership, because we report AFFO to common shareholders on a fully diluted basis assuming conversion of those units to common shares;

•	adding back income allocated to units of partnership interest in its operating partnership related to discontinued operations;
•	adding back depreciation related to discontinued operations;
•	adding back distributions to holders of preferred units of partnership interest in its operating partnership, which are expensed on our income statement; and
•	making adjustments to ground lease payments, which are required by GAAP to be amortized on a straight-line basis over the term of the lease, to reflect the actual lease payment.

FFO or AFFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of Hersha’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO and AFFO to be meaningful, additional measures of operating performance because they excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because they are widely used by industry analysts as a performance measure. We also believe that the additional adjustments made to arrive at AFFO help to provide a meaningful view of our underlying operations. Comparison of our presentation of FFO and AFFO to similarly titled measures for other REITs is not necessarily meaningful due to the differences in the calculations used by us and other REITs.

The following table reconciles FFO and AFFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000

Net income applicable to common shares	$2,049	$785	$1,292	$834	$847
Less: Gain on sale of assets	-	-	(449)	(598)	-
Add:
Depreciation and amortization	7,194	4,136	3,646	3,858	3,892
Adjustments for Unconcolidated Joint Ventures	835	137	-	-	-

Funds from Operations	10,078	5,058	4,489	4,094	4,739

Add:
Income allocated to minority interest in common units	72	104	2,675	2,342	1,908
Income allocated to minority interest for discontinued operations	222	717	563	-	-
Depreciation from discontinued operations	397	654	566	618	107
Distributions to preferred unitholders	499	1,195	-	-	-
Amortization of ground lease expense	303	-	-	-	-

Adjusted Funds from Operations	$11,571	$7,728	$8,293	$7,054	$6,754

AFFO was $11,571,000 for the year ended December 31, 2004, which was an increase of $3,843,000, or 49.7% over AFFO in the comparable period in 2003, which was $7,728,000. The increase in AFFO was primarily a result of a strengthened economy; the benefits of asset acquisitions since December 31, 2003; the conversion of fixed and percentage leases with HHMLP to leases with our TRS since April 1, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and aggressive attention to the average daily rate. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. As of December 31, 2004, the TRS leased 25 properties from the Partnership, and is subject to taxation as a c-corporation. During 2004, all of our fixed and percentage leases have either expired or been terminated, and the Company now records the hotel operating revenues and expenses directly on its books.

FFO was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase. FFO was also negatively impacted by increases in our general and administrative expenses during the year ended December 31, 2004 reflecting the implementation of a formal management compensation plan and additional legal and accounting expenses incurred during the periods.

AFFO was $7,728,000 for the year ended December 31, 2003, which was a decrease of approximately $565,000 or 6.8% over AFFO in the comparable period in 2002, which was $8,293,000. The decrease in AFFO for the year ended December 31, 2003 was primarily a result of compensation costs relating to the vesting of certain stock options awarded in prior periods and due to the recognition of hotel operating expenses in excess of income from hotel operations.

AFFO was $8,293,000 for the year ended December 31, 2002, which was an increase of approximately $1,239,000 or 17.6% over AFFO in the comparable period in 2001, which was $7,054,000. The increase in AFFO during the year ended December 31, 2002 was primarily a result of higher lease revenues pursuant to the percentage leases at several of our properties in addition to lower overall borrowing costs on our floating rate debt.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We directly recognize revenue and expense for all hotels leased through 44 New England as “Hotel Operating Revenue” and “Hotel Operating Expense” when earned and incurred.

Stock Compensation

We apply SFAS 123, “Accounting for Stock-Based Compensation,” whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant -date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. There were no costs incurred in 2004.

Allowance for Doubtful Accounts

Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2004, the derivative was used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Impairment of Long-Lived Assets.

We review the carrying value of each hotel property in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property or if depreciation periods should be modified. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. We have reviewed each of our hotel properties at December 31, 2004 for impairment and, based on our estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at any of our hotels.

REIT Qualification Tests

We are subject to numerous operational and organizational requirements to maintain our REIT status. Based on tests performed by management for the years ended December 31, 1999 through December 31, 2004, we believe that we satisfied the requirements needed to maintain our REIT status. However, we are subject to audit and if the Internal Revenue Service determined that we failed one or more of these tests, we could lose our REIT status. If we did not qualify as a REIT, our income would become subject to federal and state income taxes, which would be substantial, and the resulting adverse effects on our results of operations, liquidity and amounts distributable to shareholders would be material.

Equity Offerings

In October, 2003, we completed an equity offering of 9,775,000 common shares. Net proceeds from the offering were $77.3 million after deducting underwriting discounts, commissions, and offering expenses paid by us. Net proceeds were used to reduce debt; redeem limited partnership units; pay dividends and operating expenses; and fund acquisitions.

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36.3 million. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5.0 million was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

Distributions/Dividends

We have paid regular distributions on our common shares, and each of the 2004 and 2003 quarterly distributions was $0.18 per share. In addition, the operating partnership has paid regular distributions to the holders of units of limited partnership interest in the partnership in an amount of $0.18 per unit. There currently are no accruals for distributions not yet paid to the unitholders.

Related Party Transactions

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Notes 3, 4, 5 and 6 to the financial statements.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2004.

(in thousands)
Contractual Obligations	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter
Long-Term Debt	$3,117	$2,620	$5,425	$19,770	$16,416	$63,471
Land Leases	$733	$733	$733	$733	$733	$55,540
Capital Leases	$105	$105	$105	$105	$105	$26

Inflation

Operators of hotels in general possess the ability to adjust room rates. However, competitive pressures may limit the hotel operator’s ability to raise room rates in the face of inflation.

Seasonality

Our hotels’ operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly lease revenue to the extent that we receive percentage rent.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005.  We do not expect SFAS 123R to have a material impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At December 31, 2004, we maintained a balance of $1,027,335 under our Line of Credit. The total floating rate mortgages payable of $23,202,394 had a current weighted average interest rate of 5.66%. The total fixed rate mortgages payable of $87,616,926 had a current weighted average interest rate of 7.26%. The carrying value of all of our fixed rate debt approximates fair value.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate swap related to debt on the Four Points by Sheraton, Revere. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 79.1% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 20.9% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of December 31, 2004 was approximately 6.91%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the year ended December 31, 2004, our interest expense for the year ended December 31, 2004 would have been increased or decreased by approximately $204,000.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at December 31, 2004, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed Rate Debt	$2,401	$1,772	$4,534	$18,833	$9,091	$50,984	$87,615
Average Interest Rate	7.24%	7.24%	7.18%	7.44%	7.56%	7.56%	7.37%

Floating Rate Debt	$716	$848	$891	$937	$7,325	$12,487	$23,204
Average Interest Rate	5.66%	5.66%	5.66%	5.67%	5.61%	5.23%	5.61%

The table incorporates only those exposures that existed as of December 31, 2004 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

At December 31, 2004, derivatives with a fair value of $306,000 were included as liabilities. The change in net unrealized gains/losses of $33,000 in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income. The change in fair value of derivatives prior to hedge designation of $62 is included in our Statement of Operations in 2004. This interest rate derivative matures in July 2009.

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Page
Hersha Hospitality Trust

Reports of Independent Auditors	40

Consolidated Balance Sheets as of December 31,
2004 and 2003	43

Consolidated Statements of Operations for the years ended
December 31, 2004, 2003 and 2002	45

Consolidated Statements of Shareholders’ Equity and Comprehensive
Income for the years ended December 31, 2004, 2003 and 2002	46

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003 and 2002	47

Notes to Consolidated Financial Statements	48

Schedule III - Real Estate and Accumulated Depreciation for
the year ended December 31, 2004	80

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheet of Hersha Hospitality Trust and subsidiaries as of December 31, 2004, and the related consolidated statement of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the 2004 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for 2004, when considered in relation to the 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 46 (R) Consolidation of Variable Interest Entities effective March 31, 2004.

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 12, 2005

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
Hersha Hospitality Trust
New Cumberland, Pennsylvania

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Hersha Hospitality Trust and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hersha Hospitality Trust and subsidiaries, for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P.C.
Certified Public Accountants.
New York, New York
February 28, 2003, except
for the effect on 2002 amounts as described in
Note 8 as to which the date is March 14, 2005

Part I. Financial Information
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31,	December 31,
	2004	2003

Assets:
Cash and cash equivalents	$20,614	$40,707
Investment in Hotel Properties, net
of Accumulated Depreciation	163,923	121,076
Hotel Assets Held for Sale	18,758	-
Notes Receivable - Related Party	-	15,000
Notes Receivable	14,006	200
Escrow Deposits	2,046	2,160
Accounts Receivable	1,776	223
Lease Payments Receivable - Related Party	-	2,590
Deferred Costs, net of Accumulated Amortization of $1,044 and $893	1,860	1,322
Due from Related Party	27,129	5,768
Investment in Joint Ventures	9,069	6,576
Other Assets	1,840	946

Total Assets	$261,021	$196,568

Liabilities and Shareholders’ Equity:
Mortgages Payable	$97,761	$70,837
Debt Related to Hotel Assets Held for Sale	13,058	-
Line of Credit	1,027	-
Notes Payable	-	1,000
Capital Lease Payable	447	-
Common Partnership Unit Redemption Payable	-	8,951
Advance Deposits	108	-
Interest Rate Derivative	306	-
Dividends and Distributions Payable	4,164	3,407
Due to Related Party	129	419
Accounts Payable and Accrued Expenses	5,400	1,523

Total Liabilities	122,400	86,137

The Accompaning Notes Are an Integral Part of These Consolidated Financial Statments.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

COMMITMENTS AND CONTINGENCIES

Minority Interest:
Series A Preferred Units	$-	$17,080
Common Units	16,779	21,891
Joint Venture Interest in Logan Hospitality	2,050	-
Total Minority Interest	18,829	38,971

Shareholders’ Equity:
Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized, None Issued and Outstanding	-	-

Common Shares - Class A, $.01 Par Value, 50,000,000 Shares Authorized, 20,289,983 and 12,355,075 Shares Issued and Outstanding at December 31, 2004 and December 31, 2003, Respectively (Aggregate Liquidation Preference $-0- and $74,130, respectively)	203	124

Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-

Other Comprehensive Income	33	-
Additional Paid-in Capital	135,363	76,496
Distributions in Excess of Net Earnings	(15,807)	(5,160)

Total Shareholders' Equity	119,792	71,460

Total Liabilities and Shareholders’ Equity	$261,021	$196,568

The Accompaning Notes Are an Integral Part of These Consolidated Financial Statments.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2004, 2003 AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2004	2003	2002

Revenue:

Percentage Lease Revenues - HHMLP	$1,192	$10,144	$9,846
Percentage Lease Revenues - Other	-	960	2,801
Hotel Operating Revenues	49,370	4,731	-
Total Revenue	50,562	15,835	12,647

Expenses:
Hotel Operating Expenses	31,557	3,323	-
Land Lease	779	50	-
Real Estate and Personal Property
Taxes and Property Insurance	3,264	1,309	1,006
General and Administrative	3,200	671	554
Prepayment Penalties - Debt	-	116	-
Compensation Expense related to Option Redemption	-	1,307	-
Loss on Derivatives	62	-	-
Depreciation and Amortization	7,194	4,136	3,646
Total Operating Expenses	46,056	10,912	5,206

Operating Income	4,506	4,923	7,441
Interest	241	86	7
Interest - Secured Loans Related Party	1,498	715	207
Interest - Secured Loans	693	-	-
Other Revenue	176	8	-
Interest expense	(6,130)	(4,250)	(4,396)
Interest expense - Related Party	-	(60)	(60)
Income before income (loss) from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	984	1,422	3,199

Income (Loss) from Unconsolidated Joint Venture Investments	481	(24)	-

Income Before Distribution to Preferred
Unitholders, Minority Interest and Discontinued Operations	1,465	1,398	3,199

Distributions to Preferred Unitholders	499	1,195	-
Income Allocated to Minority Interest in Continuing Operations	126	104	2,675
Income from Continuing Operations	840	99	524

Discontinued Operations (Note 8):
Gain on Disposition of Hotel Properties	-	-	449
Income from Discontinued Operations	1,209	686	319

Net Income	$2,049	$785	$1,292

Earnings Per Share from Continuing Operations
Basic	$0.05	$0.02	$0.21
Diluted	$0.05	$0.02	$0.21

Discontinued Operations Per Share
Basic	$0.07	$0.15	$0.30
Diluted	$0.07	$0.15	$0.30

Earnings Per Share
Basic	$0.12	$0.17	$0.51
Diluted	$0.12	$0.17	$0.51

Weighted Average Common Shares Outstanding
Basic	16,391,805	4,614,316	2,519,820
Diluted	19,401,636	9,500,548	7,619,542

The Accompaning Notes Are an Integral Part of These Consolidated Financial Statments.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
[IN THOUSANDS, EXCEPT SHARES]

							Distributions
	Class A		Class B		Additional	Other	in Excess
	Common Shares		Common Shares		Paid-In	Comprehensive	of Net
	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Total

Balance at December 31, 2001	2,275,000	$23	-	-	$11,968	$-	$(1,781)	$10,210

Common Stock Issuance	300,000	3	-	-	1,800	-	-	1,803
Issuance Costs	-	-	-	-	(89)	-	-	(89)

Dividend Reinvestment Plan	1,863	-	-	-	-	-	-	-

Dividends declared ($0.72 per share)	-	-	-	-	-	-	(1,838)	(1,838)

Net Income	-	-	-	-	-	-	1,292	1,292

Balance at December 31, 2002	2,576,863	26	-	-	13,679	-	(2,327)	11,378

Common Stock Issuance	9,775,000	98	-	-	82,990	-	-	83,088
Issuance Costs	-	-	-	-	(5,826)	-	-	(5,826)

Dividend Reinvestment Plan	3,212	-	-	-	24	-	-	24

Compensation - Vesting of Options	-	-	-	-	279	-	-	279

Reallocation of minority interest
due to equity issuance	-	-	-	-	(14,650)	-	-	(14,650)

Dividends declared ($0.72 per share)	-	-	-	-	-	-	(3,618)	(3,618)

Net Income	-	-	-	-	-	-	785	785

Balance at December 31, 2003	12,355,075	124	-	-	76,496	-	(5,160)	71,460

Common Stock Issuance	3,900,000	39	-	-	36,504	-	-	36,543
Unit Conversion	4,032,460	40	-	-	24,820	-	-	24,860
Issuance Costs	-	-	-	-	(324)	-	-	(324)
-
Dividend Reinvestment Plan	2,448	0	-	-	22	-	-	22

Reallocation of minority interest
due to equity issuance	-	-	-	-	(2,155)	-	-	(2,155)

Dividends declared ($0.72 per share)	-	-	-	-	-	-	(12,696)	(12,696)

Comprehensive Income:
Other Comprehensive Income	-	-	-	-	-	33	-	33
Net Income	-	-	-	-	-	-	2,049	2,049
Total Comprehensive Income	-	-	-	-	-	-	-	2,082

Balance at December 31, 2004	20,289,983	$203	-	-	$135,363	$33	$(15,807)	$119,792

The Accompaning Notes Are an Integral Part of These Consolidated Financial Statments.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2004	2003	2002

Operating activities:
Net income	$2,049	$785	$1,292
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation	6,959	4,681	4,089
Amortization	241	109	123
Income allocated to minority interest	348	821	3,238
Equity in (income) loss of unconsolidated joint ventures	(481)	24	-
(Gain) on disposal of real estate	-	-	(449)
Compensation - vesting of options	-	279	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,553)	(223)	-
Escrow and lease deposits	113	(411)	(102)
Lease payments receivable - related party	2,590	(28)	(419)
Lease payments receivable - other	-	233	-
Other assets	(894)	(423)	(195)
Due from related party	(811)	62	(46)
Increase (decrease):
Deposits payable	-	(1,000)	-
Due to related party	(290)	(884)	210
Preferred distributions payable	-	499	-
Advance deposits	108	-	-
Accounts payable and accrued expenses	3,769	669	436
Net cash provided by operating activities	12,148	5,193	8,177

Investing activities:
Purchase of hotel property assets	(51,516)	(31,943)	(5,142)
Capital expenditures	(2,494)	-	-
Sale of hotel property assets	-	-	5,997
Franchise fees paid	-	(127)	-
Development loans to related parties	(20,550)	(4,700)	(1,000)
Repayment of notes receivable	15,133	-	-
Investment in notes receivable	(13,939)	(15,000)	(200)
Advances and capital contributions to unconsolidated joint ventures	(5,012)	(6,600)	-
Net cash used in investing activities	(78,378)	(58,370)	(345)

Financing activities:
Proceeds from borrowings under line of credit	45,365	19,411	12,077
Repayment of borrowings under line of credit	(44,338)	(23,214)	(15,332)
Principal repayment of mortgages payable	(7,283)	(19,608)	(3,857)
Proceeds from mortgages payable	37,375	28,907	2,985
Proceeds from notes payable	-	1,000	-
Financing fees paid	-	(139)	-
Deferred Financing Costs and derivative instrument	(325)	-	-
Cash received from sales of common stock, net	38,279	77,262	1,711
Sale of Series A Preferred Units	-	17,080	-
Redemption of common partnership units	(8,951)	(1,449)	-
Preferred distributions paid on Series A Preferred Units	(499)	-	-
Dividends paid on common shares	(11,267)	(1,834)	(1,774)
Distributions paid on common partnership units	(2,219)	(3,672)	(3,669)
Net cash provided by (used in) financing activities	46,137	93,744	(7,859)

Net (decrease) increase in cash and cash equivalents	(20,093)	40,567	(27)
Cash and cash equivalents - beginning of year	40,707	140	167

Cash and cash equivalents - end of year	$20,614	$40,707	$140

The Accompaning Notes Are an Integral Part of These Consolidated Financial Statments.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hersha Hospitality Trust (“we” or the “Company”) was formed in May 1998 as a self-administered, Maryland real estate investment trust (“REIT”) for Federal income tax purposes.

The Company owns a controlling general partnership interest in Hersha Hospitality Limited Partnership (the “Partnership”), which owns a 99% limited partnership interest in various subsidiary partnerships. Hersha Hospitality, LLC (“HHLLC”), a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships and the Partnership is the sole member of HHLLC.

On January 16, 2003, the Partnership formed a wholly owned taxable REIT subsidiary, 44 New England Management Company (“44 New England” or “TRS Lessee”), to lease certain of the Company’s hotels.

On April 21, 2003, May 21, 2003 and August 29, 2003, CNL Hospitality Partnership, LP (“CNL”) purchased $10,000, $5,000 and $4,027, respectively, of convertible preferred units of limited partnership interest in the Partnership (the “Series A Preferred Units”). Net of offering expenses, the Partnership received proceeds of $17,023. On April 16, 2004, CNL exercised its conversion right and redeemed all of its convertible preferred units in exchange for 2,816,460 shares of common stock. On October 21, 2003, we completed a public offering of 9,775,000 common shares at $8.50 per share. Proceeds to the Company, net of underwriting discounts and commissions, structuring fees and expenses, were approximately $77,262. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership. Of the net offering proceeds, approximately $10,400 was used to fund limited partner redemptions and approximately $24,000 was used to repay indebtedness. The remaining net proceeds were used principally to fund acquisitions and for general corporate purposes.

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,317. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

As of December 31, 2004, the Company, through the Partnership and subsidiary partnerships, owned twenty-five limited and full service hotels and a joint venture interest in four properties. The Company terminated eight leases with Hersha Hospitality Management, LP (“HHMLP”), a Pennsylvania limited partnership, as of April 1, 2004. Subsequent to this termination, all of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. The Hampton Inn, (Manhattan) Chelsea, NY, owned in a joint venture with CNL, is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn, Glastonbury, CT owned in a joint venture, is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Four Points by Sheraton, Revere, MA owned in a joint venture, is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture and the Courtyard by Marriot in Ewing, NJ owned in a joint venture, is leased to Hersha Inn America TRS Inc., a TRS owned by that joint venture. We have consolidated the operations of the joint venture that owns the Four Points by Sheraton, Revere, MA because the Company owns a majority voting interest in the venture.

44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. HHMLP serves as the manager for all of the owned assets and joint venture assets. HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

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

Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners’ interest in the net assets of the Partnership and the joint venture partner’s ownership interests in the consolidated net assets. Net operating results of the Partnership are allocated based on their respective partners’ ownership interests. Our ownership interest in the Partnership as of December 31, 2004, 2003 and 2002 was 87.7%, 65.1 and 33.6%, respectively.

We own a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Point, Revere, MA. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation as it is a voting interest entity.

The Financial Accounting Standards Board issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities (VIE’s), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51)," in January 2003 and a further interpretation of FIN 46 in December 2003 ("FIN 46-R" and FIN 46, collectively "FIN 46"). FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in any variable interest entity (“VIE”) through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements. We have adopted FIN 46 effective as of March 31, 2004.

In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, Inn America Hospitality at Ewing, LLC, HPS Seaport LLC & BCM, LLC, 44 Fifth Avenue, LLC, HBK Hospitality Associates, L.P., 5444 Associates, LP, Brisam Hotel, LLC and Metro Ten Hotels, LLC to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, none of these entities was determined to be a variable interest entity.

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

Our investments in HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC and Inn America Hospitality at Ewing, LLC represent non-controlling ownership interests in properties. All of these entities are voting interest entities. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Developments

On July 1, 2004, we acquired a 50% joint venture interest in the 130 room Courtyard by Marriott, Ewing-Hopewell, NJ for approximately $1,025 from Inn America Hospitality, a third party developer. The Courtyard by Marriott, Ewing-Hopewell, NJ is leased to Hersha Inn America TRS, Inc, a TRS owned by that joint venture and managed by HHMLP. Our investment in the Courtyard by Marriott, Ewing-Hopewell is accounted for as an unconsolidated joint venture.

On July 16, 2004, we acquired the 120 suite Residence Inn, Greenbelt, MD for approximately $19,350. Residence Inn, Greenbelt, MD is leased to our TRS and managed by HHMLP.

On July 23, 2004, we acquired the 88 room Hilton Garden Inn, Gettysburg, PA for $7,650 including the assumption of approximately $5,450 of debt. We have acquired the Hilton Garden Inn, Gettysburg, PA from a partnership controlled by several of our executive officers and trustees. The Hilton Garden Inn, Gettysburg, PA is leased to our TRS and managed by HHMLP.

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,317. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

We entered into an agreement effective April 1, 2004, with HHMLP to terminate the eight remaining leases for the following properties:

Holiday Inn Express, Long Island City, NY
Doubletree Club, Jamaica, JFK Airport - NY
Mainstay Suites, Frederick, MD
Hampton Inn & Suites, Hershey, PA
Hampton Inn, Danville, PA
Holiday Inn Express & Suites, Harrisburg, PA
Sleep Inn and Mainstay Suites, King of Prussia, PA

All of these properties have entered into leases with 44 New England (our TRS) effective as of April 1, 2004 and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP have agreed to waive any and all purchase price adjustments (See “Note 6- Commitments and Contingencies and Related Party Transactions”) in the original purchase agreements for each of the properties. There is no contractual liability for any future repricings with any of our owned properties as of April 1, 2004. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations.

On November 1, 2004, we increased our first mortgage financing commitment of $11,000 to $13,850 for the newly constructed Hilton Garden Inn (JFK Airport), NY to Metro Ten Hotels, LLC, a third party owner of the asset.

On November 1, 2004, we provided a first mortgage financing commitment of $5,000 at 8.0% for the renovation of a Holiday Inn Express Lancaster, PA to HBK Hospitality Associates, L.P., a related party owner of the asset. We have also acquired a first right of offer to purchase this asset.

On November 1, 2004, we provided a first mortgage financing commitment of $4,100 at 10.0% for the construction of a hotel in Manhattan (Tribeca), New York to 5544 Associates, LP, a related party owner of the  asset. We have simultaneously cancelled our $2,000 development line funding of this asset. We have also acquired a first right of offer to purchase this asset.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On November 1, 2004, we provided a first mortgage financing commitment of $4,400 at 10.0% for the construction of a Hampton Inn hotel in Manhattan (South Street Seaport), New York to HPS Seaport, LLC and BCM, LLC, a related party owner of the asset. We have simultaneously cancelled our $3,000 development line funding of this asset. We have also acquired a first right of offer to purchase this asset.

On November 5, 2004, we provided a first mortgage financing commitment of $7,000 at 8.0% for the construction of a limited service hotel in Manhattan (Midtown-South), New York to 44 Fifth Avenue, LLC, a related party owner of the asset. We have also acquired a first right of offer to purchase this asset.

Based on our examination, each of the five entities mentioned above to which we have provided development loans is a voting interest entity.

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

Revenue Recognition

We directly recognize revenue and expense for all hotels leased through 44 New England as “Hotel Operating Revenue” and “Hotel Operating Expense” when earned and incurred.

Earnings Per Common Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

Minority Interest

Minority Interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the partnership during the period.

We also maintain minority interests for the 45% equity interest in Logan Hospitality Associates, LLC (“Logan”) owned by a third party. We purchased a 55% joint venture in Logan during March 2004, and have consolidated the operations of this entity. We allocate this joint venture’s income (loss) to this minority interest account based upon the ownership of the entity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred income taxes relate primarily to the TRS Lessee and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS Lessee and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. There were no income taxes recorded in the Statement of Operations.

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 25 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended December 31, 2004. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Escrow Deposits

We are obligated to maintain reserve funds for items such as capital expenditures at hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment), property taxes and insurance pursuant to mortgage agreements with participating lenders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts.

Notes Receivable

The Company has invested in notes receivable in connection with hotel property transactions. Interest income is recognized on the notes receivable when earned based upon the terms of the related notes. Fees and costs incurred are amortized over the term of the related notes. The ultimate repayment of the notes is subject to a number of variables, including the performance and value of the underlying real property. The carrying amount of the notes receivable approximates its fair value in consideration of interest rates, market conditions and other qualitative factors.

Deferred Costs and Goodwill

Intangible assets consist of loan acquisition fees and franchise fees and are carried at cost net of accumulated amortization. Amortization of loan acquisition fees is computed using the straight-line method over the term of the related debt. Amortization of franchise fees is computed using the straight-line method over the term of the related agreement.

Goodwill of $412, net of accumulated amortization of $353, resulted from the acquisition of the Holiday Inn Hotel and Conference Center, Harrisburg, Pennsylvania. We have not recognized amortization expense on goodwill subsequent to December 31, 2001. We test goodwill for impairment at least annually and have not recognized any impairment during the three years ended December 31, 2004.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and totaled $1,082, $143 and $-0- for the years ended December 31, 2004, 2003 and December 31, 2002, respectively, related to the hotels operated by the TRS and consolidated in these financial statements. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services.

Distributions

We intend to pay distributions which, at a minimum, will be sufficient for us to maintain our REIT status.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, rent receivable and note receivable arising from our normal business activities. We place our cash and cash equivalents with high credit quality financial institutions. We require collateral to support our financial instruments. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution. At December 31, 2004, we maintained funds at financial institutions that exceeded federally insured amounts.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

At December 31, 2004, financial instruments include cash and cash equivalents, notes receivable, accounts payable, accrued expenses, loans to and from related parties, notes payable, a line of credit and mortgages payable. The fair values of cash and cash equivalents, notes receivable and accounts payable and accrued expenses approximate carrying value because of the short-term nature of these instruments. The carrying value of loans with related parties approximates fair value. The carrying value of the mortgages payable and the line of credit approximates fair value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENTS IN HOTEL PROPERTIES

Hotel properties consist of the following at December 31, 2004 and 2003:

	2004	2003
Land	$13,865	$11,710
Buildings and improvements	146,910	105,615
Furniture, fixtures and equipment	30,131	21,797
	190,906	139,122
Less accumulated depreciation	26,983	18,046
	$163,923	$121,076

Assets Held for Sale consist of the following at December 31, 2004. There were no assets held for sale at December 31, 2003.

Assets Held for Sale:	2004
Land	$3,050
Buildings and Improvements	15,110
Furniture, Fixtures and Equipment	2,036
20,196
Less Accumulated Depreciation	1,438
Total	$18,758

The mortgage debt related to the Assets Held for Sale was $13,058 at December 31, 2004.

Depreciation expense was $7,356, $4,681 and $4,089 for the years ended December 31, 2004, 2003 and 2002, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENTS IN HOTEL PROPERTIES (Continued)

In 2004, 2003 and 2002, we acquired and sold the following hotels for the approximate amounts indicated.

	No. of	Purchase	Sale
2004	Rooms	Price	Price

Holiday Inn Express, Hartford, CT	96	$4,000	$-
Residence Inn, Framingham, MA	125	15,600	-
Comfort Inn, Frederick, MD	73	5,350	-
Residence Inn, Greenbelt, MD	120	19,350	-
Hilton Garden Inn, Gettysburg, PA	88	7,650	-

2004 Total	502	$51,950	$-

2003

Hampton Inn, Linden, NJ	149	$15,250	$-
Hilton Garden Inn, Edison, NJ	132	14,750	-

2003 Total	281	$30,000	$-

2002

Mainstay Suites, Frederick, MD	72	$5,500	$-
Sleep Inn, Corapolis, PA	(143)	-	(5,500)
Clarion Suites, Philadelphia, PA	(96)	-	(6,300)
Doubletree Club, Jamaica, NY	110	11,500	-

2002 Total	(57)	$17,000	$(11,800)

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company’s consolidated statements of operations from the dates of acquisition. No goodwill arose in the transactions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENTS IN HOTEL PROPERTIES (Continued)

The following summarizes the number of hotels owned excluding those owned in joint ventures for the periods presented:

	2004	2003	2002

Hotels owned at beginning of year	20	18	18

Acquisitions	5	2	2

Hotels Sold	0	0	(2)

Hotels owned at end of year	25	20	18

During the years ended December 31, 2004, 2003 and 2002 we acquired the following hotel properties, including closing costs.

						Furniture	Franchise	Total
			Acquisition		Buildings and	Fixtures and	Fees and	Purchase	Assumed
Hotel	Location	Rooms	Date	Land	Improvements	Equipment	Loan Costs	Price	Debt

Holiday Inn Express	Hartford, CT	96	01/14/04	$-	$2,565	$960	$12	$3,537	$500
Residence Inn	Framingham, MA	125	03/26/04	1,325	12,705	1,875	50	15,955	0
Comfort Inn	Frederick, MD	73	05/27/04	450	4,329	584	50	5,413	3,715
Residence Inn	Greenbelt, MD	120	07/16/04	2,615	14,792	2,040	50	19,497	0
Hilton Garden Inn	Gettysburg, PA	88	07/23/04	745	6,111	805	60	7,721	5,450

2004 TOTAL		502		5,135	40,502	6,264	222	52,123	9,665

Hampton Inn	Linden, NJ	149	10/01/03	1,211	11,961	2,200	75	15,447	0
Hilton Garden Inn	Edison, NJ	132	10/01/03	0	12,159	2,600	65	14,824	0

2003 TOTAL		281		1,211	24,120	4,800	140	30,271	0

Mainstay Suites	Frederick, MD	72	01/01/02	433	3,940	1,126	0	5,499	1,800
Doubletree Club	Jamaica, NY	110	10/01/02	1,550	8,793	1,157	0	11,500	8,305

2002 TOTAL		182		$1,983	$12,733	$2,283	$-	$16,999	$10,105

On February 23, 2004, we purchased a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Point, Revere, MA. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation as it is a voting interest entity. The consolidated assets of this property included in our balance sheet as of December 31, 2004 are as follows:

						Furniture	Franchise
			Acquisition		Buildings and	Fixtures and	Fees and	Total	Assumed
Hotel	Location	Rooms	Date	Land	Improvements	Equipment	Loan Costs	Assets	Debt

Sheraton Four Points	Revere, MA	180	02/23/04	$70	$14,996	$2,153	$111	$17,330	$8,802

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENTS IN HOTEL PROPERTIES (Continued)

Pro Forma Opeating Results (Unaudited)

The following condensed pro forma financial is presented as if the Residence Inn, Greenbelt, MD acquisition had been consummated as of January 1, 2003. All of the other acquisitions listed above were either purchased without any operating history or did not have a full year’s operating history in 2003 or 2004 due to renovation activity. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the year ended
	December 31,
	2004	2003
Pro Forma Total Revenues	$55,269	$21,179
Pro Forma Net Income	$2,276	$1,226
Pro Forma Net Income per Common Share - Basic	$0.14	$0.07
Pro Forma Net Income per Common Share - Diluted	$0.13	$0.07
Weighted Average Common Shares Outstanding:
Basic	16,391,805	16,391,805
Diluted	19,401,636	16,391,805

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 - NOTES RECEIVABLE

Joint Ventures

On November 11, 2003, we provided financing to HT/CNL Metro Hotels, our joint venture with CNL, in the amount of $15,000. This note was fully repaid in July 2004. The terms of the note called for interest only payments at 5.0% per annum through maturity. For the years ended December 31, 2004 and 2003, we earned interest income of $412 and $79, respectively, which is included in “Interest - Secured Loans Related Party” on the statement of operations.

During 2004, we provided a first mortgage financing commitment of $13,850 for the newly constructed Hilton Garden Inn (JFK Airport), NY to Metro Ten Hotels, LLC, a third party owner of the asset. We have also acquired an option to purchase a 50% interest in this asset at fair value. As of December 31, 2004, $13,800 of the mortgage has been drawn and is recorded in our Notes Receivable balance. For the year ended December 31, 2004, we earned interest income of $693, which is included in “Interest - Secured Loans” on the statement of operations.

Seller Financing

On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200 of which $103 and $200 were outstanding as of December 31, 2004 and 2003. The terms of the note called for accrued interest at 10% per annum through maturity on December 31, 2003, when the outstanding balance and accrued interest were due. The note is unsecured. During 2004, we extended the due date of the note through June 30, 2005. The note modification also increases our interest rate to 12% from July 1, 2004 until maturity. We had not been accruing interest in prior periods due to the uncertainty of collection of this interest. Based upon current interest and principal payments made during 2004 and our ongoing negotiations, we have determined that the interest and principal is fully collectible. We have recognized accrued interest income from September 2002 until December 31, 2003 during the current year. For the year ended December 31, 2004, we recorded interest income of $44 which is included in “Other Revenue” on the statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

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

On November 13, 2003, we purchased a 40% joint venture interest in PRA Glastonbury, LLC. The only asset owned by PRA Glastonbury, LLC is the Hilton Garden Inn, Glastonbury, CT. We purchased our joint venture interest in this asset for $2,680 including settlement costs of approximately $250 and leased the hotel assets to Hersha PRA TRS, Inc., a TRS wholly owned by PRA Glastonbury, LLC. In conjunction with this transaction, PRA Glastonbury, LLC assumed mortgage indebtedness of approximately $9,900.

On July 1, 2004, we purchased a 50% joint venture interest in Inn America Hospitality at Ewing, LLC. The only asset owned by this entity is the Courtyard by Marriott, Ewing-Hopewell, NJ. We purchased our joint venture interest in this asset for $1,025 including closing costs of approximately $55 and leased the hotel assets to Hersha Inn America TRS, Inc., a TRS wholly-owned by Inn America Hospitality at Ewing, LLC.

We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting. We recognize depreciation expense on the depreciation on any outside basis recorded by the Company related to the partnership.

As of December 31, 2004, and 2003, our investment in unconsolidated joint ventures consists of the following:

	Percent	(In thousands)	(In thousands)
	Owned	12/31/2004	12/31/2003

HT/CNL Metro Hotels, LP	33.33%	$4,727	$4,098
HT/PRA Glastonbury, LLC	40.00%	2,697	2,479
Inn American Hospitality at Ewing, LLC	50.00%	1,645	-
		$9,069	$6,577

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

The following table sets forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2004, and 2003.

	December 31,	December 31,
	2004	2003
Balance Sheet
Assets
Investment in hotel property, net	$59,890	$44,459
Other assets	4,043	1,335
Total Assets	$63,933	$45,794

Liabilities and Equity
Mortgages and notes payable	$39,520	$11,158
Note payable - Hersha Hospitality Trust	-	15,000
Capital Leases	522
Other liabilities	1,500	941
Equity:
Hersha Hospitality Trust	9,069	6,576
Other	13,322	12,119

Total Liabilities and Equity	$63,933	$45,794

	Year Ended
	12/31/2004	12/31/2003
Statement of Operations
Room revenue	$12,966	$2,219
Other revenue	1,120	69
Operating expenses	(7,752)	(1,637)
Interest expense	(1,733)	(272)
Property taxes	(930)	0
State & Federal Income Taxes	(181)	0
Depreciation, amortization and other	(2,164)	(403)

Net income (loss)	$1,326	$(24)

Equity in income (loss) recognized during years ended December 31, 2004 and 2003 for our Equity
Investments in Unconsolidated Joint Ventures:

	Year Ended
	12/31/2004	12/31/2003
HT/CNL	$309	$71
HT/PRA Glastonbury	112	(95)
Inn American Hospitality at Ewing, LLC	60	-

Total equity in income (loss)	$481	$(24)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages

The total mortgages payable balance at December 31, 2004, and December 31, 2003, was $110,819 and $70,837, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. Of our total mortgages payable balance at December 31, 2004, $13,058 related to mortgages on assets held for sale. The maturities for the outstanding mortgages ranged from May 2007, to October 2014. Aggregate interest expense incurred under the mortgages payable totaled $6,780, $4,894 and $4,766 during 2004, 2003 and 2002, respectively. The mortgages are secured by first deeds of trust various hotel properties with a combined net book value of $164,517 and $121,076 as of December 31, 2004, and 2003, respectively.

Aggregate annual principal payments for the Company’s mortgages payable for the five years following December 31, 2004 and thereafter are as follows:

2005	$3,117
2006	2,620
2007	5,425
2008	19,770
2009	16,416
Thereafter	63,471
$110,819

Revolving Line of Credit

The Company has a revolving line of credit from Sovereign Bank (the “Line of Credit”) in the maximum amount of $35,000. Outstanding borrowings under the Line of Credit bear interest at the bank’s prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg, PA and the Mainstay Suites and Sleep Inn, King of Prussia, PA. On August 31, 2004, the Company extended the term of the Line of Credit from its scheduled expiration in December 2004 to its current expiration in August 31, 2007. The Company maintained a Line of Credit balance of $1,027 at December 31, 2004, and there was no outstanding principal balance on the Line of Credit December 31, 2003. The weighted average interest rate on our Line of Credit during the years ended December 31, 2004 and 2003 was approximately 4.30% and 4.13%.

Capital Lease Payable

The Company assumed a $500 capital lease obligation as part of its acquisition of the Holiday Inn Express, Hartford, CT in January 2004. The six year lease is secured by furniture, fixtures and equipment and the hotel property and is amortized over a six year period from the acquisition at a fixed rate of 7.75%.

Aggregate annual payments for the Company’s capital leases payable for the five years following December 31, 2004 and thereafter are as follows:

2005	$105
2006	105
2007	105
2008	105
2009	105
Thereafter	26
Total Payments	$551
Less amount representing interest (at an interest rate of 8.3%)	$(104)
Obligation under capital lease	$447

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner.

Percentage Leases

In June 2004, we entered into an agreement effective April 1, 2004, with HHMLP to terminate the eight remaining leases for the following properties:

Holiday Inn Express, Long Island City, NY
Doubletree Club, Jamaica, JFK Airport - NY
Mainstay Suites, Frederick, MD
Hampton Inn & Suites, Hershey, PA
Hampton Inn, Danville, PA
Holiday Inn Express & Suites, Harrisburg, PA
Sleep Inn and Mainstay Suites, King of Prussia, PA

All of these properties have entered into leases with 44 New England (our TRS) effective as of April 1, 2004, and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP have agreed to waive any and all purchase price adjustment in the original purchase agreements for each of the properties. There is no potential liability for any future repricings with any of our owned properties as of December 31, 2004. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations.

For the year ended December 31, 2004, we earned fixed rents of $1,222 and earned percentage rents of $662. For the year ended December 31, 2003, we earned fixed rents of $4,889 and earned percentage rents of $8,021. For the year ended December 31, 2002, we earned fixed rents of $6,510 and earned percentage rents of $8,252.

The Company had previously entered into leases with Noble Investment Group Ltd. (“Noble”), an independent third party management company, to lease and manage four hotels in the metropolitan Atlanta, Georgia market. Noble elected not to renew these leases upon expiration of the initial terms of the leases. The leases for the Hampton Inn, Newman, GA and Hampton Inn, Peachtree City, GA expired on April 20, 2003 and the leases for the Comfort Suites, Duluth, GA and Holiday Inn Express, Duluth, GA expired on May 20, 2003. On the respective lease termination dates, the Company leased the four properties to 44 New England and engaged HHMLP to operate the hotels under management contracts.

Therefore, the consolidated financial statements as of December 31, 2003, and thereafter, include the operating results of these four hotels under the TRS structure from the termination date, Previously, revenues in the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are reported in the consolidated statements of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Management Agreements

Beginning in April 2003, 44 New England, our TRS, engaged HHMLP as the property manager for hotels it leased from us pursuant to management agreements. Each management agreement provides for a five-year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

As of December 31, 2004, HHMLP managed all 25 hotels leased to our TRS, and we consolidated the financial statements of these 25 hotels in these financial statements. HHMLP also managed one consolidated joint venture hotel property and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees payable for the years ended December 31, 2004 and 2003. For the years ended December 31, 2004, 2003 and 2002, management fees incurred totaled $1,454, $142 and $-0-, respectively, and are recorded as Hotel Operating Expenses.

Administrative Services Agreement

We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. For the years ended December 31, 2004, 2003 and 2002, administrative services fees of $253, $178 and $175, respectively, are included in General and Administrative expenses.

Franchise Agreements

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

Acquisitions from Affiliates

We have acquired from affiliates of certain of our executive officers and trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we previously utilized, a “re-pricing” methodology that, in effect, adjusted the initial purchase price for the hotel, one or two years after we initially purchased the hotel, based on the actual operating performance of the hotel during the twelve months prior to the repricing. As part of our lease termination agreement with HHMLP, the original sellers of all of these properties, HHMLP and the Company have waived their respective rights to any and all purchase price adjustments for all properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

We have entered into an option agreement with each of our officers and trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them regardless of proximity to our hotels. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Of the 28 hotel properties purchased by us since our initial public offering, 15 were acquired from affiliates, 14 of which were newly-constructed or substantially renovated. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for all acquisitions and dispositions to related parties.

Hotel Supplies

For the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $804, $73 and $0, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $4 and $20 is included in accounts payable at December 31, 2004 and 2003.

Advances to/from Affiliates

As of December 31, 2004, and December 31, 2003, amounts due from related parties totaled $27,129 and $5,768, respectively. We have approved mortgage lending to entities in which our executive officers and trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 12.0% (“Development Line Funding”). As of December 31, 2004, and December 31, 2003, our due from related party balance consisted of Development Line Funding of $22,750 and $5,700. We also maintain interest bearing deposits of $3,500 related to letters of intents for acquisitions of these properties. Interest income from these advances included in “Interest - Secured Loans Related Party,” was $1,498, $715 and $207 for the periods ended December 31, 2004, 2003 and 2002, respectively. The remainder of the due from related party balance as of December 31, 2004 and 2003 included approximately $879 and $68, respectively, of operating cash from HHMLP and other operating entities.

As of December 31, 2004 our development loans to related parties consist of the following:

					Interest Due
		Principal		Interest Income	and Accrued
		Outstanding	Interest	Earned as of	as of	Maturity
		12/31/2004	Rate	12/31/04	12/31/04	Date
Hotel Property	Borrower
Hampton Inn - Herald Square, NYC	Brisam Hotel, LLC	$2,700,000	12%	$327,000	$87,000	June 30, 2005
Hampton Inn - Seaport, NYC	HPS Seaport, LLC and BCM, LLC	4,400,000	10%	379,000	111,000	November 1, 2005
Boutique Hotel - Tribeca, NYC	5444 Associates, LP	4,100,000	10%	117,000	103,000	November 18, 2005
Boutique Hotel - 35th Street, NYC	44 Fifth Avenue, LLC	7,000,000	8%	87,000	87,000	May 3, 2005
Holiday Inn Express - Lancaster, PA	HBK Hospitality Associates, LP	4,550,000	8%	61,000	61,000	May 1, 2005 (*	)
		$22,750,000		$971,000	$449,000
(*) - Loan has been paid off as of March 4, 2005

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

The due to related party balance as of December 31, 2004, and 2003, totaled $129 and $419, respectively. The due to related party balances at December 31, 2004 and 2003 consists of monies payable to HHMLP for administrative and management fees and for furniture, fixtures and equipment reserves.

 Land Leases

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. For the years ended December 31, 2004 and 2003, we incurred $504 and $50, respectively, in lease expense under the agreement.

During 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in September 2101. For the year ended December 31, 2004, we incurred $275 in lease expense under the agreement.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under the agreements are as follows:

	Hilton Garden	HIEXP
	Edison, NJ	Hartford, CT	Total
2005	$433	$300	$733
2006	433	300	733
2007	433	300	733
2008	433	300	733
2009	433	300	733
Thereafter	28,015	27,525	55,540

	$30,180	$29,025	$59,205

Litigation

We are not presently subject to any material litigation nor, to our knowledge, is any other litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or business or financial condition.

Legal Fees

We have paid to the law firm of Shah & Byler, LLP and its predecessor, Shah Ray & Byler, LLP, whose former senior partner, Jay H. Shah is now our President and Chief Operating Officer and is the son of Hasu P. Shah, legal fees aggregating $679, $212 and $60 during 2004, 2003 and 2002, respectively. Mr. Shah has resigned from the law firm and relinquished all ownership and control of the firm. Mr. Shah will continue as counsel to the law firm and may receive compensation from the firm for prior client origination. We intend to continue to use the services of Shah & Byler, LLP. Approximately $15 and $16 is included in accounts payable at December 31, 2004 and 2003, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - DERIVATIVE INSTRUMENTS

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2004, derivatives with a fair value of $306 were included as liabilities. The change in net unrealized gains/losses of $33 in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income. Hedge ineffectiveness of $3 on cash flow hedges was recognized in general and administrative expense during 2004. The change in fair value of derivatives prior to hedge designation of $62 is included in our Statement of Operations in 2004. This interest rate derivative matures in July 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $33 of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2004. During 2005, the Company estimates that an additional $133 will be reclassified.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 - DISCONTINUED OPERATIONS

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented.

On February 27, 2002, the Board of Trustees approved the sale of the Sleep Inn, Corapolis, Pennsylvania to some of our executive officers, trustees and their affiliates for $5,500, including the assumption of approximately $3,500 in indebtedness and the cancellation of 327,038 limited partnership units valued at approximately $2,000. We initially purchased this property from these executive officers, trustees and their affiliates as of October 1, 2000, for $5,500 including 327,038 limited partnership units. This transaction has been accounted for as of January 1, 2002. We did not recognize any gain or loss on the sale of this asset.

On September 26, 2002, we sold the Clarion Suites, Philadelphia, PA to a third party for $6,300 less transfer costs of $103. In order to complete the sale of this hotel, the Company is currently carrying seller financing that is due and payable on June 30, 2005. The operating results for this hotel are included in discontinued operations in the statements of operations for the year ended December 31, 2002.

In 2004, our Board of Trustees authorized management of the Company to sell the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY which are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2004. Both properties are currently under a non-binding letter of intent with potential purchasers. The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the years ended December 31, 2004, 2003 and 2002.

We allocate interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $650, $644 and $548 of interest expense to discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table sets forth the components of discontinued operations for the years ended December 31, 2004, 2003 and 2002:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 - DISCONTINUED OPERATIONS (continued)

	2004	2003	2002
Revenue:
Percentage Lease Revenues - HHMLP	$692	$2,766	$2,115
Hotel Operating Revenues	4,890	-	-
Total Revenue	5,582	2,766	2,115

Expenses:
Interest Expense	650	644	548
Hotel Operating Expenses	3,029	-	-
Real Estate and Personal Property
Taxes and Property Insurance	55	45	98
General and Administrative	20	20	21
Depreciation and Amortization	397	654	566
Total Expenses	4,151	1,363	1,233
Income from Discontinued Operations	1,431	1,403	882
Allocation to Minority Interest	222	717	563
Income from Discontinued Operations	$1,209	$686	319

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

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

	Years Ended
	December 31,
	2004	2003	2002
Numerator:
Income Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	$1,465	$1,398	$3,199

Distributions to Preferred Unitholders	(499)	(1,195)	-

Allocation of (Income) to Minority Interest from Continuing Operations	(72)	(104)	(2,675)

Income from Continuing Operations	894	99	524
Income from Discontinued Operations	1,209	686	319
Gain on Sale	-	-	449
(Income) allocation to Logan Hospitality Joint Venture	(54)	-	-

Numerator for Basic Earnings Per Share - Net Income	2,049	785	1,292

Effect of Dilutive Securities:
Minority Interest	294	821	3,238
Other	-	-	-

Numerator for Diluted EPS - Net Income plus Income Allocated to Common Unitholders	$2,343	$1,606	$4,530

Denominator:
Denominator for basic earnings per share - weighted average shares	16,391,805	4,614,316	2,519,820

Effect of Dilutive Securities:
Stock Options	-	57,194	-
Minority Interest - Common Partnership Units	3,009,831	4,829,038	5,099,722

Dilutive Potential Common Shares	3,009,831	4,886,232	5,099,722

Denominator for diluted earnings per share - weighted average shares and units outstanding	19,401,636	9,500,548	7,619,542

Earnings Per Share from Continuing Operations
Basic Earnings Per Share	$0.05	$0.02	$0.21
Diluted Earnings Per Share	$0.05	$0.02	$0.21

Discontinued Operations per Share
Basic Earnings Per Share	$0.07	$0.15	$0.30
Diluted Earnings Per Share	$0.07	$0.15	$0.30

Earnings Per Share to Common Shareholders
Basic Earnings Per Share	$0.12	$0.17	$0.51
Diluted Earnings Per Share	$0.12	$0.17	$0.51

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - SHAREHOLDERS’ EQUITY AND MINORITY INTEREST IN PARTNERSHIP

As of December 31, 2003, the Priority Class A Common Shares had priority as to the payment of dividends until dividends declared equal $0.18 per share on a quarterly basis ($.72 per year) and participated equally in additional dividends after the Class B Common Shares received $.18 per share in each quarterly period. The Priority Class A Common Shares carried a liquidation preference of $6.00 per share plus unpaid dividends and vote with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares commenced on the date of the closing of the initial public offering and ended on January 26, 2004.

There have never been any Class B Common Shares outstanding since our initial public offering on January 26, 1999. The conversion features of the Class B Common Shares into Priority Class A Common Shares are exactly the same as the conversion features of the Hersha Hospitality Limited Partnership (HHLP) Units into Priority Class A Common Shares. The Limited Partnership Units and Class B Common Shares were convertible into Priority Class A Common Shares as of January 26, 2004. During 2004, 957,286 common units were converted to Class A Common Shares.

The Company’s common shares are duly authorized, fully paid and non-assessable. Common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Trustees of the Company out of assets legally available and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company.

Upon liquidation of the Partnership after the Priority Period, after payment of, or adequate provision for, debts and obligations of the Partnership, including any partner loans, any remaining assets of the Partnership will be distributed to us and the Limited Partners with positive capital accounts in accordance with their respective positive capital account balances.

Preferred Shares

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

Preferred Units of Limited Partnership Interests

During 2003, CNL purchased a total of 190,266 of convertible preferred limited partnership units (the “Series A Convertible Preferred Units”) at a per unit price of $100.00. The Series A Preferred Units had priority over all Common Shares and Partnership Units, as to the payment of dividends at a rate of 10.5% per annum of the original issue price. In addition, the Series A Preferred Units had a liquidation preference of $100 per unit plus accrued and unpaid distributions. CNL has converted all of their preferred limited partnership units during 2004.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - SHAREHOLDERS’ EQUITY AND MINORITY INTEREST IN PARTNERSHIP (Continued)

Common Partnership Units

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,663 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. On October 21, 2003, we redeemed 1,300,000 limited partnership units at a price of $8.00 per unit, or $10,400 in the aggregate. The redemption price was funded with the proceeds of our public equity offering in October 2003. During 2004, 957,286 units of limited partnership interest were converted to Class A Common Shares.

The total number of units of limited partnership interest outstanding as of December 31, 2004, 2003 and 2002 was 2,842,437; 3,799,723; and 5,099,220, respectively.

At December 31, 2004 and 2003, the aggregate number of common shares issuable to the limited partners upon exercise of the redemption rights is 2,842,437 and 3,799,723, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - INCOME TAXES

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. 44 New England Company, a 100% owned taxable REIT subsidiary, and Revere Hotel Group LLC, a 55% owned taxable REIT subsidiary, (collectively “Consolidated TRS”) are both entities subject to income taxes at the applicable federal, state and local tax rates.

In 2003 and 2004, 44 New England Management Company generated net operating losses of $351 and $1,279, respectively. In 2004 Revere Hotel Group LLC generated a net operating loss of $201. The Company did not record a tax benefit for the net operating losses generated in either 2003 or 2004.

There was no income tax expense (benefit) recognized by the Consolidated TRS for 2004 or 2003.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - INCOME TAXES (continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2004	2003
Computed "Expected" federal tax expense (benefit) - at 35%	$(518)	$(123)
State income taxes, net of federal income tax effect	(74)	(17)
Changes in valuation allowance	592	140

Total income tax expense	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2004 were as follows:

	For the year ended December 31,
	2004	2003
Deferred tax assets:
Net Operating loss carryforward	$732	$140

Gross deferred tax assets	732	140
Valuation allowance	(732)	(140)
Deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Consolidated TRS will not realize the benefits of these Net Operating Losses at December 31, 2004.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2004, 2003 and 2002 totaled $6,706, $4,927 and $5,364, respectively. The following non-cash investing and financing activities occurred during 2004, 2003 and 2002:

	2004	2003	2002

Partnership units issued in connection with repricing hotels (Note 10)	$-	$-	$2,001

Net Partnership units issued (redeemed) in connection with hotel property transactions (Note 10)	$-	$-	$(2,000)

Net debt assumed in hotel property transactions	$9,665	$-	$8,305

Net related party debt assumed in hotel property transactions	$-	$-	$1,800

Redemption of minority interest units payable	$-	$8,951	$-

Other Comprehensive Income	$33	$-	$-

Conversion of Common LP Units to Class A Common Shares	$5,514	$-	$-

Adjustment to minority interest as result of redemption of Common LP Units, Series A Preferred Units and common stock issuance	$2,155	$14,650	$-

Conversion of Series A Preferred Units to Class A Common Shares	$17,080	$-	$-

Common shares issued as part of the Dividend Reinvestment Plan	$22	$24	$-

Dividends and distributions payable	$4,164	$3,407	$1,382

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We do not expect SFAS 123R to have a material impact on the Company.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - SELECTED RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004
	Three Month Period Ended			Three Month Period Ended

	March 31,			June 30,
	Previously			Previously
	Reported		Restated	Reported		Restated

Revenues	$7,914	1 2	$7,247	$14,788	1 2	$14,148

Expenses	8,454	1 2	8,193	13,171	1 2	12,854

(Loss) Income from Unconsolidated Joint Ventures	(19)	3	(19)	188	3	165

(Loss) Income Before Distributions to Preferred
Unitholders, Minority Interests, & Discontinued Operations	(559)		(965)	1,805		1,459

(Loss) Income Allocated to Minority Holders in Continuing Operations	(229)		(317)	336		284

(Loss) Income From Continuing Operations	$(829)		$(1,147)	$1,469		$1,175

Income from Discontinued Operations	$-	1	$278	$136	1	$272

Earnings Per Share from Continuing Operations
Basic	$(0.07)		$(0.09)	$0.09		$0.07
Diluted	$(0.07)		$(0.09)	$0.09		$0.07

Earning Per Share from Discontinued Operations
Basic	$-		$0.02	$0.01		$0.02
Diluted	$-		$0.02	$0.01		$0.02

Weighted Average Common Shares Outstanding
Basic	12,716,456		12,716,456	15,893,539		15,893,539
Diluted	16,232,149		16,232,149	18,735,976		18,735,976

Interim Results
	2004
	Three Month Period Ended			Three Month Period Ended
	September 30,			December 31,
	Previously Reported		Restated	As Reported

Revenues	$17,760	1 2	$17,220	$14,555

Expenses	15,484	1 2	15,159	15,980

Income from Unconsolidated Joint Ventures	283	3	261	74

Income (Loss) Before Distributions to Preferred
Unitholders, Minority Interests, & Discontinued Operations	2,559		2,322	(1,351)

Income (Loss) Allocated to Minority Holders in Continuing Operations	493		422	(263)

Income (Loss) From Continuing Operations	$2,066		$1,900	$(1,088)

Income from Discontinued Operations	$493	1	$358	$301

Earnings Per Share from Continuing Operations
Basic	$0.12		$0.11	$(0.05)
Diluted	$0.12		$0.11	$(0.06)

Earnings Per Share from Discontinued Operations
Basic	$0.02		$0.03	$0.01
Diluted	$0.02		$0.02	$0.01

Weighted Average Common Shares Outstanding
Basic	16,621,875		16,621,875	20,289,983
Diluted	19,464,312		19,464,312	23,132,420

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - SELECTED RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Notes:
1)
As discussed in Note 8, two properties were held for sale at December 31, 2004 and in accordance with SFAS 144 the results of those properties have been restated from continuing operations to discontinued operations. The first quarter revenues, expenses, and income (loss) from continuing operations have been adjusted to reflect the Doubletree Club, Jamaica (JFK Airport), NY and the Holiday Inn Express, Long Island City, NY as discontinued operations. The impact of this change was to reclassify; revenue $692, expense $337, and income (loss) from continuing operations $355. The second quarter revenues, expenses, and income (loss) from continuing operations have been adjusted to reflect the Holiday Inn Express, Long Island City, NY as discontinued operations (the previously reported amounts already presented the Doubletree Club, Jamaica, NY as discontinued operations). The impact of this change was to reclassify; revenue $607, expense $447, and income (loss) from continuing operations $160. The third quarter revenues, expenses, and income (loss) from continuing operations have been adjusted to reflect the Holiday Inn Express, Long Island City, NY as discontinued operations (the previously reported amounts already presented the Doubletree Club, Jamaica, NY as discontinued operations). The impact of this change was to reclassify; revenue $565, expenses $492, income (loss) from continuing operations $73.

2)	Adjustments to correct errors caused by the recording of certain revenue and expense items, in the fourth quarter, which should have been recorded in prior quarters.
a.
In the fourth quarter, the Company recorded the quarterly asset management fee due from HT/CNL Metro Hotels LP of $100 ($25 per quarter). An adjustment was necessary to record $25 of revenue in each of the first three quarters and to properly record revenue in the fourth quarter.

b.
In the fourth quarter, the Company recorded additional property tax expense related to the Holiday Inn Express in Hartford CT, which was acquired in 2004 in the amount of $138, which related to the first and second quarter property tax bills. An adjustment was necessary to increase the reported property taxes in the first quarter by $16 and the second quarter by $122 and to properly state expense in the fourth quarter.

c.
In the first quarter, we recognized $100 of insurance expense resulting from a workers compensation audit from 2002/2003. During the period under audit, the hotels were leased to HHMLP and therefore the additional expense should have been paid by HHMLP and not our wholly owned TRS.

d.
In the first quarter, HHLP accrued additional insurance expense related to prior period estimates that is properly reflected as a change in estimate. The additional expense was recognized throughout 2004 instead of during the first quarter of 2004. As a result, there was an understatement of insurance expense in the first quarter of $124 and an overstatement of insurance expense in the second and third quarters of $52.

e.
The land lease for the Hilton Garden Inn Edison, NJ provides rent increases at scheduled intervals. The Company had recorded the land lease expense based upon the cash payment schedule per the lease terms. Rent expense should be recorded on a straight-line basis over the life of the lease from the beginning of the lease term. In the fourth quarter an entry in the amount of $242 was made to increase the rent expense to the straight-line annual amount of $442. Lease expense has been increased by $61 in each of the first through third quarters of 2004.

f.
Also related to the land lease for the Hilton Garden Inn Edison, NJ a review of the rent expense for the year showed an additional payment in the first quarter for a total of 13 payments in the year. This additional payment was adjusted to prepaid rent in the fourth quarter but should have been made in the first quarter.

g.
During a review of assets capitalized in connection with various acquisitions during 2004 it was discovered that certain assets were recorded with incorrect methods or lives when compared to the Company’s asset capitalization policy. These were corrected in the fourth quarter, however, on a quarterly basis these errors resulted in an overstatement of depreciation expense in the first quarter of $7 and an understatement of depreciation expense in the second and third quarters of $44 and $39 respectively.

h.
In July of 2004 the Company entered into an interest rate swap associated with a mortgage on The Sheraton Four Points. The Sheraton Four Points is owned by Logan Hospitality and HHLP owns a 55% majority voting interest and as a result is consolidated in the Company’s financial statements. The Company did not record this swap nor designate it as a hedge until the fourth quarter and as a result any changes in the fair value of the swap should be recorded as gains or losses on the statement of operations. As a result a loss of $118 on derivative should have been recorded in the third quarter and a gain of $54 should have been recorded as a gain on derivative prior to November 15, 2004 when the swap was designated as an effective hedge. The net loss on derivative was recorded in the fourth quarter and this adjustment correctly states the third and fourth quarters.

During the fourth quarter, the taxable REIT subsidiary of one of our joint ventures in which we have a 33% voting interest recorded an expense for estimated state and federal income taxes in the amount of $181 of which our portion is $75. This expense should have been recognized in the respective quarter in which it was incurred. We have decreased income from unconsolidated joint ventures in the second and third quarters by $23 and $22, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - SELECTED RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003
	Three Month Period Ended			Three Month Period Ended

	March 31,			June 30,
	Previously			Previously
	Reported		Restated	Reported		Restated

Revenues	$3,278	1	$2,586	$5,004	1	$4,312

Expenses	2,860	1	2,520	3,612	1	3,259

Income (Loss) from Unconsolidated Joint Ventures	-		-	-		-

Income Before Distributions to Preferred
Unitholders, Minority Interests, & Discontinued Operations	418		66	1,392		1,053

Income (Loss) Allocated to Minority Holders in Continuing Operations	114		(120)	1,094		869

Income (Loss) From Continuing Operations	$304	1	$186	$34		$(80)

Income from Discontinued Operations	$-	1	$118	$-	1	$114

Earnings (Loss) per Share from Continuing Operations
Basic	$0.12		$0.07	$0.01		$(0.03)
Diluted	$0.05		$0.02	$0.00		$(0.03)

Earnings per Share from Discontinued Operations
Basic	$-		$0.05	$-		$0.04
Diluted	$-		$0.02	$-		$0.01

Weighted Average Common Shares Outstanding
Basic	2,577,785		2,577,785	2,578,703		2,578,703
Diluted	7,677,507		7,677,507	7,678,425		7,678,425

Interim Results
	2003
	Three Month Period Ended			Three Month Period Ended

	September 30,			December 31,
	Previously			Previously
	Reported		Restated	Reported		Restated

Revenues	$5,447	1	$4,755	$5,681	1	$4,989

Expenses	3,291	1	2,940	6,822	1	6,474

(Loss) from Unconsolidated Joint Ventures	-		-	(24)		(24)

Income (Loss) Before Distributions to Preferred
Unitholders, Minority Interests, & Discontinued Operations	2,156		1,815	(1,165)		(1,509)

Income (Loss) Allocated to Minority Holders in Continuing Operations	1,432		1,206	(1,819)		(1,913)

Income (Loss) From Continuing Operations	$292	1	$177	$155	1	$(95)

Income from Discontinued Operations	$-	1	$115	$-	1	$250

Earnings (Loss) Per Share from Continuing Operations
Basic	$0.11		$0.07	$0.01		$(0.01)
Diluted	$0.04		$0.02	$0.01		$(0.01)

Earnings Per Share from Discontinued Operations
Basic	$-		$0.04	$-		$0.02
Diluted	$-		$0.01	$-		$0.02

Weighted Average Common Shares Outstanding
Basic	2,579,416		2,579,416	10,654,960		10,654,960
Diluted	7,679,139		7,679,139	14,680,770		14,680,770

NOTE 15 - SUBSEQUENT EVENTS

On December 1, 2004, we declared a $0.18 per Class A common share dividend and a distribution of $0.18 per limited partnership unit that was paid on January 14, 2005.

On January 6, 2005, we purchased land in Carlisle, PA and leased the land to 44 Carlisle Associates, LP, a related party.

On February 1, 2005, we acquired the 109 room Fairfield Inn, Laurel, MD for $7,250 plus closing costs.

On February 18, 2005, we purchased land at the Bradley International Airport and leased the land to 44 Windsor Locks Associates, LLC, a related party.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

						Gross Amounts at which						Life Upon
				Costs Capitalized		Carried at			Accumulated	Net Book		Which
		Initial Costs		Subsequent to Acquisition		Close of Period			Depreciation	Value Land		Latest Income
			Buildings and		Buildings and		Buildings and		Buildings and	Buildings and	Date of	Statement is
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Acquisition	Computed

Holiday Inn,
Harrisburg, PA	$3,252	$412	$1,234	$-	$2,791	$412	4,025	$4,437	$1,374	$3,063	12/15/94	15 to 40
Holiday Inn Express,
New Columbia, PA	1,722	94	2,510	66	666	160	3,176	3,336	556	2,780	12/01/97	15 to 40
Holiday Inn Express,
Hershey, PA	4,496	426	2,645	410	3,088	836	5,733	6,569	961	5,608	10/01/97	15 to 40
HIEXP & Suites,
Harrisburg, PA	-	213	1,934	81	977	294	2,911	3,205	428	2,777	03/06/98	15 to 40
Comfort Inn,
Harrisburg, PA	2,296	-	2,720	214	1,091	214	3,811	4,025	604	3,421	05/15/98	15 to 40
Hampton Inn,
Selinsgrove, PA	3,156	157	2,511	93	2,218	250	4,729	4,979	946	4,033	09/12/96	15 to 40
Hampton Inn,
Carlisle, PA	3,778	300	3,109	200	2,080	500	5,189	5,689	898	4,791	06/01/97	15 to 40
Hampton Inn,
Danville, PA	2,391	300	2,787	99	1,121	399	3,908	4,307	550	3,757	08/28/97	15 to 40
Hampton Inn,
Hershey, PA	3,650	807	5,714	4	160	811	5,874	6,685	778	5,907	01/01/00	15 to 40
Hampton Inn,
Newnan, GA	3,071	712	5,504	-	313	712	5,817	6,529	699	5,830	04/20/00	15 to 40
Hampton Inn,
Peachtree City, GA	2,039	394	3,054	-	293	394	3,347	3,741	396	3,345	04/20/00	15 to 40
Comfort Suites,
Duluth, GA	3,100	432	4,343	-	91	432	4,434	4,866	516	4,350	05/19/00	15 to 40
Holiday Inn Express,
Duluth, GA	2,571	470	2,912	-	40	470	2,952	3,422	350	3,072	05/19/00	15 to 40
Mainstay Suites
Frederick, MD	2,827	262	1,049	171	2,897	433	3,946	4,379	292	4,087	01/01/02	15 to 40
Sleep/Mainstay
KOP, PA	-	1,133	7,294	-	28	1,133	7,322	8,455	650	7,805	06/01/01	15 to 40
Hampton Inn,
Linden, NJ	10,500	1,210	11,961	-	5	1,210	11,966	13,176	374	12,802	10/01/04	15 to 40
Hilton Garden Inn,
Edison, NJ	8,500	-	12,159	-	-	-	12,159	12,159	380	11,779	10/01/04	15 to 40
Holiday Inn Express,
Hartford, CT		-	2,601		-	-	2,601	2,601	62	2,539	01/14/04	15 to 40
Residence Inn
Framingham, MA	9,539	1,325	12,737		4	1,325	12,741	14,066	252	13,814	03/26/04	15 to 40
Comfort Inn,
Fredrick, MD	3,667	450	4,342			450	4,342	4,792	68	4,724	05/27/04	15 to 40
Residence Inn
Greenbelt, MD	12,982	2,615	14,815			2,615	14,815	17,430	170	17,260	07/16/04	15 to 40
Hilton Garden Inn,
Gettysburg, PA	5,421	745	6,116			745	6,116	6,861	70	6,791	07/23/04	15 to 40
Sheraton Four Points
Revere, MA	8,802	70	14,996			70	14,996	15,066	2,199	12,867	02/23/04	15 to 40

Total Investments in
Real Estate	$97,760	$12,527	$129,047	$1,338	$17,863	$13,865	$146,910	$160,775	$13,573	$147,202

Assets Held For Sale

Doubletree Club
Jamaica, NY	8,000	1,550	8,793	-	-	1,550	8,793	10,343	384	9,959	11/01/02	15 to 40
Holiday Inn Express,
LI City, NY	5,059	1,500	6,300	-	17	1,500	6,317	7,817	461	7,356	11/01/01	15 to 40

Total Assets Held
For Sale	$13,059	$3,050	$15,093	$-	$17	$3,050	$15,110	$18,160	$845	$17,315

Total Real Estate	$110,819	$15,577	$144,140	$1,338	$17,880	$16,915	$162,020	$178,935	$14,418	$164,517

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

2004
Reconciliation of Real Estate
Balance at beginning of year	$117,325
Additions during the year	61,610
Change in assets held for sale	(18,160)
Investments in real estate	$160,775
Assets held for sale	18,160
Total Real Estate	$178,935

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$8,765
Deprecaition for year	3,487
Depreciation assumed in consolidated joint venture	2,166
Balance at the end of year	$14,418

The aggregate coat of land, buildings and improvements for
Federal income tax purposes is approximately $128,518

2003

Reconciliation of Real Estate
Balance at beginning of year	$91,160
Additions during the year	26,165
Balance at end of year	$117,325

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$6,312
Deprecaition for year	2,453
Balance at the end of year	$8,765

The aggregate coat of land, buildings and improvements for
Federal income tax purposes is approximately $89,852

Depreciation is computed based upon the following useful lives:
Buildings and Improvements	15 to 40 years

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Please refer to our Current Reports on Form 8-K filed on April 9, 2003, and April 22, 2004.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective and reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management has identified material weaknesses and has described these weaknesses in further detail below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s evaluation of its internal control over financial reporting has not yet been completed. Securities and Exchange Commission Release No. 34-50754, provides up to 45 additional days beyond the due date of this Annual Report on Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. Pursuant to such release, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than May 2, 2005.

Although the Company has not yet completed its annual report on internal controls over financial reporting as stated above, during the process of this evaluation, management has concluded that there are material weaknesses in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB. In its rules implementing Section 404 of the Sarbanes-Oxley Act, PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The material weaknesses that the Company believes will be included in its final report include the following:

•
The Company has designed a control to detect material errors in payroll expense by comparing actual expense per the reports of a third party who administers the Company’s payroll to estimated payroll expense and reconciling any significant differences. Estimated payroll expense is developed using data supporting changes in payroll amounts. Based upon our testing we determined that the control was not operating effectively.

•
The Company has designed a control to ensure the completeness and accuracy of revenue by reconciling revenue to rooms occupied and charges applied data. The reconciliation control was to be performed by hotel level accounting personnel employed by the Company’s affiliated hotel management company. As a result of our testing we determined that the control was not operating effectively.

•
The Company has identified material weaknesses in its financial reporting process related to the prompt identification of the accounting impact of transactions in accordance with financial reporting requirement per GAAP caused by insufficient levels of review by appropriately qualified personnel in its financial reporting process. Secondly, management has determined that the review of account reconciliations and journal entries to ensure the completeness and accuracy is not operating effectively.

The Company has taken, and intends to take further, remedial measures in response to these identified material weaknesses. To date, those remedial measures include the following:

•
The Company has changed third party payroll service providers, and the new provider is able to provide an independent audit report on its internal controls so that we can adequately monitor controls over the payroll process. The Company expects to use this information to satisfactorily control the payroll process and will no longer rely on the control described above that is not operating effectively.

•
The Company is taking steps to better inform and train hotel level accounting employees of its management company regarding the internal control over revenue accounting, which was not operating effectively.

•
The Company is seeking to hire additional senior accounting professionals, including a Chief Accounting Officer whose responsibilities were previously performed by the Chief Financial Officer and Treasurer. The Company has also established additional procedures to more thoroughly prepare and review its financial statements.

These material weaknesses and remedial measures, as well as any other material weaknesses identified and remedial measures undertaken as part of the testing process, will be explained in detail in management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which will be filed with the SEC no later than May 2, 2005.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional material weaknesses or significant deficiencies will not be identified or that any material weaknesses or significant deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART III

Item 10.	Trustees and Executive Officers of Our Company

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on May 15, 2005.

Item 11.	Executive Compensation

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on or about May 15, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on or about May 15, 2005.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on or about May 15, 2005.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held on or about May 15, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Hersha Hospitality Trust and Subsidiaries
Reports of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2003

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by us during the fourth quarter of 2004.

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

10.6
Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2000)

10.7	Form of Percentage Lease*
10.8	Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.*
10.9
Purchase Agreement, dated December 4, 2001, between Metro Two Hotel, LLC, as Seller, and HHLP Hunters Point, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2001)

10.10
Securities Purchase Agreement, dated as of April 21, 2003, among CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partners (filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.11
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.12
Standstill Agreement, dated as of April 21, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, CNL Hospitality Partners, L.P. and CNL Financial Group, Inc. (filed as Exhibit 10.3 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.13
Registration Rights Agreement, dated April 21, 2003, between CNL Hospitality Partners, L.P. and Hersha Hospitality Trust (filed as Exhibit 10.4 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.14	Limited Partnership Agreement of HT/CNL Metro Hotels, LP, dated as of April 21, 2003 (filed as Exhibit 10.5 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
10.15	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 (File No. 333-113061)).
21	List of Subsidiaries of the Registrant***
23.1	Consent of Moore Stephens, P.C.***
23.2	Consent of Reznick Group, P.C.***
23.3	Consent of KPMG LLP***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
_____________________
*	Filed with the SEC as an exhibit to Hersha Hospitality Trust’s registration statement on Form S-11, as amended, Registration No. 333-56087, and incorporated herein by reference.
**	Filed with the SEC as an exhibit to the registration statement on Form S-2, Registration No. 333-109100, filed on September 25, 2003, and incorporated herein by reference.
***	Filed herewith.

(d)	Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001 included in Item 8 on page 77 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 15, 2005	/s/ Hasu P. Shah
Hasu P. Shah
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Hasu P. Shah	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
Hasu P. Shah

/s/ Thomas S. Capello	Trustee	March 15, 2005
Thomas S. Capello

/s/ John M. Sabin	Trustee	March 15, 2005
John M. Sabin

/s/ Donald J. Landry	Trustee	March 15, 2005
Donald J. Landry

/s/ William Lehr, Jr.	Trustee	March 15, 2005
William Lehr, Jr.

/s/ Michael A. Leven	Trustee	March 15, 2005
Michael A. Leven

/s/ K.D. Patel	Trustee	March 15, 2005
K.D. Patel

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	March 15, 2005
Ashish R. Parikh

/s/ David Desfor	Controller (Principal Accounting Officer)	March 15, 2005
David Desfor

List of Exhibits

Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.

3.1	Amended and Restated Declaration of Trust of the Registrant.**
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
10.6
Purchase Leaseback Agreement entered into as of May 19, 2000 between Hersha Hospitality Limited Partnership and each of Noble Investments Newnan, LLC, Millennium Two Investments Duluth, LLC, Noble Investments RMD, LLC and Embassy Investments Duluth, LLC, entities owned by Noble Investment Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2000)

10.7	Form of Percentage Lease*
10.8	Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.*
10.9
Purchase Agreement, dated December 4, 2001, between Metro Two Hotel, LLC, as Seller, and HHLP Hunters Point, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2001)

10.10
Securities Purchase Agreement, dated as of April 21, 2003, among CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partners (filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.11
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.12
Standstill Agreement, dated as of April 21, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, CNL Hospitality Partners, L.P. and CNL Financial Group, Inc. (filed as Exhibit 10.3 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

10.13
Registration Rights Agreement, dated April 21, 2003, between CNL Hospitality Partners, L.P. and Hersha Hospitality Trust (filed as Exhibit 10.4 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))

1

10.14	Limited Partnership Agreement of HT/CNL Metro Hotels, LP, dated as of April 21, 2003 (filed as Exhibit 10.5 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765))
10.15	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 (File No. 333-113061)).
21	List of Subsidiaries of the Registrant***
23.1	Consent of Moore Stephens, P.C.***
23.2	Consent of Reznick Group, P.C.***
23.3	Consent of KPMG LLP***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
_____________________
*	Filed with the SEC as an exhibit to Hersha Hospitality Trust’s registration statement on Form S-11, as amended, Registration No. 333-56087, and incorporated herein by reference.
**	Filed with the SEC as an exhibit to the registration statement on Form S-2, Registration No. 333-109100, filed on September 25, 2003, and incorporated herein by reference.
***	Filed herewith.

2