Form 10-K/A
period 2004-12-31
HERSHA HOSPITALITY TRUST
filed 2005-05-02
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K/A
Amendment No. 1

FOR ANNUAL AND TRANSITIONAL
REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	251811499 (I.R.S. Employer Identification No.)

148 Sheraton Drive, Box A, New Cumberland, Pennsylvania (Address of Registrant’s Principal Executive Offices)	17070 (Zip Code)

Registrant’s telephone number, including area code: (717) 770-2405

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of June 30, 2004, was approximately $161.9 million.

As of March 14, 2005, the number of outstanding Class A common shares of beneficial interest outstanding was 20,292,631.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A is being filed to amend and restate Item 9A hereof to provide management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. Securities and Exchange Commission Release No. 34-50754, provides up to 45 additional days beyond the due date of the Company’s Annual Report on Form 10-K for the filing of management’s annual report on internal control over financial reporting and the related attestation report of the independent registered public accounting firm. Pursuant to such release, management’s report on internal control over financial reporting and the report of the independent registered public accounting firm on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, are contained herein.

PART II

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective and reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weaknesses described below.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness in internal control over financial reporting is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected

Management, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting because of the following material weaknesses in internal control over financial reporting:

•
The Company identified three material weaknesses associated with internal control activities in its interim and annual financial reporting processes. First, the Company lacks appropriately designed controls over account reconciliations and account analysis preparation. Second, the Company lacks appropriately designed controls over the review of recurring journal entries. Third, the Company did not maintain sufficient levels of appropriately qualified personnel in its financial reporting processes. As a result, Company personnel did not consistently follow established internal control over financial reporting procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the accounting treatment for non-routine and complex transactions and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and the propriety of conclusions. As a result of the aforementioned material weaknesses in the Company’s financial reporting process, accounting errors, which were evaluated to be material misstatements in accordance with Staff Accounting Bulletin 99, occurred requiring restatement of the Company’s previously reported interim financial information as of and for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004. Note 14 to the Company’s Audited Consolidated Financial Statements discusses the restatements required to correct these errors in accounting.

•
The Company’s internal control activities designed to ensure completeness and accuracy of payroll expense did not operate effectively as of December 31, 2004. Failure of these internal control activities could have resulted in the material misstatement of amounts reported for payroll expenses. A control was designed to compare the payroll costs as calculated by the third party who administers the Company’s payroll to estimated payroll expense developed from daily employee time and rate data by hotel management. The control was designed effectively but not consistently performed at all hotel properties.

•
The Company’s internal control activities designed to ensure the existence and accuracy of reported revenue did not operate effectively as of December 31, 2004. Failure of these internal control activities could have resulted in the material misstatement of amounts reported for revenue. A control was designed to reconcile revenue per the hotel reservation system of the relevant hotel chain used in recording revenue in the financial statements to rooms occupied and charges applied data for each hotel. The control was designed effectively but not consistently performed at all hotel properties

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to the material weaknesses described above, subsequent to December 31, 2004, the Company has taken, and intends to take further, remedial measures in response to these identified material weaknesses. To date, those remedial measures include the following:

•
The Company is seeking to hire additional senior accounting professionals, including a Chief Accounting Officer whose responsibilities were previously performed by the Chief Financial Officer and Treasurer. The Company also has established additional procedures to more thoroughly prepare and review its financial statements prior to release of financial information.

•
The Company has changed third party payroll service providers, and the new provider is able to provide a report known as a Type II SAS 70 Report, which evaluates and tests design and operating effectiveness of certain internal controls allowing management to better evaluate the controls over the payroll process.

•	The Company is taking steps to better inform and train hotel level accounting employees of its management company regarding the internal control activities associated with revenue accounting.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
Hersha Hospitality Trust:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control (Item 9A(b)), that Hersha Hospitality Trust (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

The Company identified three material weaknesses associated with internal control activities in its interim and annual financial reporting processes. First, the Company lacks appropriately designed controls over account reconciliations and account analysis preparation. Second, the Company lacks appropriately designed controls over the review of recurring journal entries. Third, the Company did not maintain sufficient levels of appropriately qualified personnel in its financial reporting processes. As a result, Company personnel did not consistently follow established internal control over financial reporting procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the accounting treatment for non-routine and complex transactions and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and the propriety of conclusions. As a result of the aforementioned material weaknesses in the Company’s financial reporting process, accounting errors, which were evaluated to be material misstatements in accordance with Staff Accounting Bulletin 99, occurred requiring restatement of the Company’s previously reported interim financial information as of and for the periods ending March 31, 2004, June 30, 2004 and September 30, 2004.

The Company’s internal control activities designed to ensure completeness and accuracy of payroll expense did not operate effectively as of December 31, 2004. A control was designed to compare the payroll costs as calculated by the third party who administers the Company’s payroll to estimated payroll expense developed from daily employee time and rate data by hotel management. This control was not consistently performed at all hotel properties. Failure of these internal control activities could have resulted in the material misstatement of amounts reported for payroll expenses.

The Company’s internal control activities designed to ensure the existence and accuracy of reported revenue did not operate effectively as of December 31, 2004. A control was designed to reconcile revenue per the hotel reservation system of the relevant hotel chain used in recording revenue in the financial statements to rooms occupied and charges applied data for each hotel. This control was not consistently performed at all hotel properties. Failure of these internal control activities could have resulted in the material misstatement of amounts reported for revenue.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statement of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 12, 2005 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/  KPMG LLP

Harrisburg, Pennsylvania
April 28, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

April 30, 2005	/s/ Hasu P. Shah
Hasu P. Shah
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Hasu P. Shah Hasu P. Shah	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2005
/s/ Thomas S. Capello Thomas S. Capello	Trustee	April 30, 2005
/s/ John M. Sabin John M. Sabin	Trustee	April 30, 2005
/s/ Donald J. Landry Donald J. Landry	Trustee	April 30, 2005
/s/ William Lehr, Jr. William Lehr, Jr.	Trustee	April 30, 2005
/s/ Michael A. Leven Michael A. Leven	Trustee	April 30, 2005
/s/ K.D. Patel K.D. Patel	Trustee	April 30, 2005
/s/ Ashish R. Parikh Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	April 30, 2005
/s/ David Desfor David Desfor	Controller (Principal Accounting Officer)	April 30, 2005

List of Exhibits

Unless otherwise indicated, the exhibits listed below are incorporated by reference to our Registration Statement on Form S-11, File No. 333-56087.

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
_____________________