Form 10-Q
period 2005-03-31
HERSHA HOSPITALITY TRUST
filed 2005-05-10
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

148 Sheraton Drive, Box A New Cumberland, Pennsylvania (Address of Registrant’s Principal Executive Offices)	17070 (Zip Code)

Registrant’s telephone number, including area code: (717) 770-2405

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 31, 2005, the number of outstanding common shares was 20,292,631.

Hersha Hospitality Trust

Table of Contents for Form 10-Q Report

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	Unaudited March 31, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$6,097	$20,614
Investment in Hotel Properties, net of Accumulated Depreciation	171,990	163,923

Hotel Assets Held for Sale	18,806	18,758
Notes Receivable - Related Party	14,084	-
Notes Receivable	56	14,006
Escrow Deposits	2,368	2,046
Accounts Receivable	2,184	1,776
Deferred Costs, net of Accumulated Amortization of $1,173 and $1,101	1,835	1,860
Due from Related Parties	27,849	27,129
Investment in Joint Ventures	8,725	9,069
Other Assets	2,273	1,840

Total Assets	$256,267	$261,021

Liabilities and Shareholders’ Equity:
Mortgages Payable	$97,395	$97,761
Debt Related to Hotel Assets Held for Sale	12,952	13,058
Line of Credit	400	1,027
Capital Lease Payable	429	447
Advance Deposits	223	108
Interest Rate Derivative	104	306
Dividends and Distributions Payable	4,164	4,164
Due to Related Parties	866	129
Accounts Payable and Accrued Expenses	6,221	5,400

Total Liabilities	122,754	122,400

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

COMMITMENTS AND CONTINGENCIES

Minority Interest:
Common Units	16,131	16,779
Joint Venture Interest in Logan Hospitality	2,043	2,050
Total Minority Interest	18,174	18,829

Shareholders’ Equity:
Preferred Shares - Series A, $.01 Par Value, 350,000 Shares Authorized, None Issued and Outstanding	-	-

Common Shares - Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized, 20,292,631 and 20,289,345 Shares Issued and Outstanding at March 31, 2005 and December 31, 2004, Respectively	203	203

Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-

Other Comprehensive Income	231	33
Additional Paid-in Capital	135,343	135,363
Distributions in Excess of Net Earnings	(20,438)	(15,807)

Total Shareholders' Equity	115,339	119,792

Total Liabilities and Shareholders’ Equity	$256,267	$261,021

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	March 31, 2005	Restated March 31, 2004
Revenue:
Percentage Lease Revenues - HHMLP	$-	$1,192
Hotel Operating Revenues	12,800	5,470
Total Revenue	12,800	6,662

Expenses:
Hotel Operating Expenses	9,278	4,209
Land Lease	183	173
Real Estate and Personal Property
Taxes and Property Insurance	883	576
General and Administrative	990	494
Unrecognized (Gain) Loss on Derivatives	(4)	-
Depreciation and Amortization	1,963	1,397
Total Operating Expenses	13,293	6,849

Operating Loss	(493)	(187)
Interest	37	74
Interest - Secured Loans Related Party	1,000	353
Interest - Secured Loans	-	39
Other Revenue	27	119
Interest expense	1,875	1,344
Loss before income (loss) from Unconsolidated Joint Venture Investments,
Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	(1,304)	(946)

Income (Loss) from Unconsolidated Joint Venture Investments	49	(19)

Loss before Distribution to Preferred Unitholders,
Minority Interests and Discontinued Operations	(1,255)	(965)

Distributions to Preferred Unitholders	-	499
Loss Allocated to Minority Interest in Continuing Operations	(261)	(317)
Loss from Continuing Operations	(994)	(1,147)

Discontinued Operations (Note 10):
Income from Discontinued Operations	20	278

Net Loss	$(974)	$(869)

(Loss) Per Share from Continuing Operations
Basic	$(0.05)	$(0.09)
Diluted	$(0.05)	$(0.09)

Discontinued Operations Per Share
Basic	$-	$0.02
Diluted	$-	$0.02

(Loss) Per Share
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

Weighted Average Common Shares Outstanding
Basic	20,291,234	12,716,456
Diluted	23,133,671	16,232,149

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	March 31, 2005	Restated March 31, 2004

Operating activities:
Net (loss)	$(974)	$(869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,958	1,557
Amortization	85	38
Income (loss) allocated to minority interest	(258)	(240)
Equity in (income) loss of unconsolidated joint ventures	(49)	(19)
Amortization of straight line rent expense	58	-
Changes in assets and liabilities:	-
(Increase) decrease in:
Accounts receivable	(408)	(963)
Escrow and lease deposits	(322)	103
Lease payments receivable - related party	-	706
Other assets	(449)	(644)
Due from related party	(970)	(735)
Increase (decrease):
Advance deposits	115	130
Deferred income	-	96
Due to related party	737	669
Accounts payable and accrued expenses	763	2,018
Net cash provided by operating activities	286	1,847

Investing activities:
Purchase of hotel property assets	(9,446)	(19,544)
Capital expenditures	(625)	-
Escrow deposits	(1,000)	-
Purchase of intangible assets	(44)	(65)
Investment in notes receivable	(134)	-
Investment in development loans to related parties	(3,300)	(3,000)
Repayment of development loans to related parties	4,550	-
Advances and capital contributions to unconsolidated joint ventures	-	(3,321)
Distributions from unconsolidated joint ventures	393	-
Distributions to consolidated joint venture interest	(84)
Contributions from consolidated joint venture interest	198
Consolidation of variable interest entities	-	734
Net cash used in investing activities	(9,492)	(25,196)

Financing activities:
Proceeds from borrowings under line of credit	12,318	2,652
Repayment of borrowings under line of credit	(12,945)	(1,422)
Principal repayment of mortgages payable	(490)	(273)
Stock issuance costs	(30)	-
Cash received from sales of common stock, net	-	2,013
Redemption of common partnership units	-	(8,951)
Dividends paid on common shares	(3,652)	(2,224)
Distributions paid on common partnership units	(512)	(684)
Net cash (used in) financing activities	(5,311)	(8,889)

Net decrease in cash and cash equivalents	(14,517)	(32,238)
Cash and cash equivalents - beginning of year	20,614	40,707

Cash and cash equivalents - end of year	$6,097	$8,469

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
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

As of March 31, 2005, the Company, through the Partnership and subsidiary partnerships, owned twenty-six limited and full service hotels and a joint venture interest in four properties. The Company terminated eight leases with Hersha Hospitality Management, LP (“HHMLP”), a Pennsylvania limited partnership, as of April 1, 2004. Subsequent to this termination, all of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. The Hampton Inn, (Manhattan) Chelsea, NY, owned in a joint venture with CNL, is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn, Glastonbury, CT owned in a joint venture, is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Four Points by Sheraton, Revere, MA owned in a joint venture, is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture and the Courtyard by Marriot in Ewing, NJ owned in a joint venture, is leased to Hersha Inn America TRS Inc., a TRS owned by that joint venture. We have consolidated the operations of the joint venture that owns the Four Points by Sheraton, Revere, MA because the Company owns a majority voting interest in the venture.

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
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
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

Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners’ interest in the net assets of the Partnership and the joint venture partner’s ownership interests in the consolidated net assets. Net operating results of the Partnership are allocated based on their respective partners’ ownership interests. Our ownership interest in the Partnership as of March 31, 2005 and 2004 was 87.7% and 70.6%, respectively.

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

In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, Inn America Hospitality at Ewing, LLC, HPS Seaport LLC & BCM, LLC, 44 Fifth Avenue, LLC, 5444 Associates, LP, Brisam Hotel, LLC, Metro Ten Hotels, LLC, 44 Windsor Locks Hospitality, LLC and 44 Carlisle Associates, LP to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, none of these entities was determined to be a variable interest entity.

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
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
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

Recent Developments

On January 6, 2005, we purchased land in Carlisle, PA for $700 plus closing costs from a related party entity and leased the land to 44 Carlisle Associates, L.P., a related party.

On January 31, 2005, we acquired the 109 room Fairfield Inn, Laurel, Maryland for $7,250 plus closing costs. The Fairfield Inn, Laurel, MD is leased to our TRS and managed by HHMLP.

On February 18, 2005, we purchased land at the Bradley International Airport, Windsor Locks, CT for $1,350 plus closing costs and leased the land to 44 Windsor Locks Associates, LLC, a related party. The terms of the lease required 44 Windsor Locks Associates, LLC to post a $350,000 deposit which is included on the Balance Sheet in Due to Related Parties.

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
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
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
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor”who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 26 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended March 31, 2005. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to confirm to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consist of the following at March 31, 2005 and December 31, 2004

Investment in Hotel Properties	03/31/05	12/31/2004
Land	$16,877	$13,865
Buildings and Improvements	153,145	146,910
Furniture, Fixtures and Equipment	30,909	30,131
	200,931	190,906
Less Accumulated Depreciation	28,941	26,983
Total	$171,990	$163,923

2005 Transactions

During the three month period ended March 31, 2005, the Company acquired the following hotel property, including closing costs.

Hotel	Location	Rooms	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price		Assumed Debt

Fairfield Inn	Laurel, MD	109	1/31/2005	$927	$6,091	$344	$44	$	$ 7,406	$-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)

Assets Held for Sale consist of the following at March 31, 2005 and December 31, 2004.

Assets Held for Sale:	03/31/05	12/31/04
Land	$3,050	$3,050
Buildings and improvements	15,116	15,110
Furniture, fixtures and equipment	2,078	2,036
	20,244	20,196
Less accumulated depreciation	1,438	1,438
	$18,806	$18,758

The mortgage debt related to the Assets Held for Sale was $12,952 and $13,058 at March 31, 2005 and December 31, 2004.

Depreciation expense was $1,958 and $1,564 for the period ending March 31, 2005 and 2004, respectively.

Pro Forma Operating Results

The following condensed pro forma financial is presented as if the acquisition of the Fairfield Inn, Laurel, MD had been consummated as of January 1, 2005. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

2005
Pro Forma Total Revenues	$12,950
Pro Forma Net Income	$(935)
Pro Forma Net Income per Common Share - Basic	$(0.05)
Pro Forma Net Income per Common Share - Diluted	$(0.05)

Weighted Average Common Shares Outstanding
Basic	20,291,234
Diluted	23,133,671

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 - NOTES RECEIVABLE

Joint Venture

During March 2004, we provided a first mortgage financing commitment of $13,850 for the newly constructed Hilton Garden Inn (JFK Airport), NY to Metro Ten Hotels, LLC, a third party owner of the asset. We have also acquired an option to purchase a 50% interest in this asset at fair value. As of March 31, 2005, $13,850 of the mortgage has been drawn and is recorded in our Notes Receivable balance. During 2005, Hasu P. Shah, our Chief Executive Officer, has purchased a 50% interest in Metro Ten Hotels, LLC and a as result this note receivable was reclassified to Notes Receivables - Related Parties on the Balance Sheet. For the three month period ended March 31, 2005, we earned interest income of $338, which is included in “Interest - Secured Loans Related Party.” For the three month period ended March 31, 2004, we earned interest income of $39, which is included in “Interest - Secured Loans” in the statement of operations.

Seller Financing

On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200 of which $56 and $103 were outstanding as of March 31, 2005 and December 31, 2004, respectively. The terms of the note called for accrued interest at 10% per annum through maturity on December 31, 2003, when the outstanding balance and accrued interest were due. The note is unsecured. During 2004, we extended the due date of the note through June 30, 2005. The note modification also increases our interest rate to 12% from July 1, 2004 until maturity. We had not been accruing interest in prior periods due to the uncertainty of collection of this interest. Based upon current interest and principal payments made during 2004 and our ongoing negotiations, we have determined that the interest and principal is fully collectible. We have recognized accrued interest income from September 2002 until December 31, 2003 during 2004. For the periods ended March 31, 2005 and 2004, we recorded interest income of $2 and $-0-, respectively, which is included in “Interest Income” on the statement of operations.

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
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting.

As of March 31, 2005 and December 31, 2004 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	(In thousands) 3/31/05	(In thousands) 12/31/2004

HT/CNL Metro Hotels, LP	33.33%	$4,481	$4,727
PRA Glastonbury, LLC	40.00%	2,698	2,697
Inn American Hospitality at Ewing, LLC	50.00%	1,546	1,645
		$8,725	$9,069

The following table presents the total assets, liabilities and equity as of March 31, 2005 and December 31, 2004. The table also presents the components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2005 and March 31, 2004.

	March 31, 2005	December 31,2004
Balance Sheet
Assets
Investment in hotel property, net	$59,279	$59,890
Other assets	3,490	4,043
Total Assets	$62,769	$63,933

Liabilities and Equity
Mortgages and notes payable	$39,270	$39,520
Capital Leases	481	522
Other liabilities	1,418	1,500
Equity:
Hersha Hospitality Trust	8,725	9,069
Other	12,875	13,322

Total Liabilities and Equity	$62,769	$63,933

	Three Months Ended
	3/31/2005	3/31/2004
Statement of Operations
Room revenue	$3,618	$2,139
Other revenue	357	169
Operating expenses	(2,322)	(1,571)
Interest expense	(587)	(334)
Property taxes	(265)	0
State & Federal Income Taxes	(26)	0
Depreciation, amortization and other	(640)	(444)

Net income (loss)	$135	$(41)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Equity income (loss) recognized during the three months ended March 31, 2005 and 2004 for our Equity
Investments in Unconsolidated Joint Ventures:

	Year Ended
	3/31/2005	3/31/2004
HT/CNL	$36	$12
HT/PRA Glastonbury	$2	(31)
Inn American Hospitality at Ewing, LLC	11	-

Total equity in income (loss)	$49	$(19)

NOTE 5 - DEBT

Mortgages

The total mortgages payable balance at March 31, 2005 and December 31, 2004 was $110,347 and $110,819, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. Of our total mortgages payable balance at March 31, 2005 and December 31, 2004, $12,952 and $13,058, respectively, related to mortgages on assets held for sale. The maturities for the outstanding mortgages ranged from May 2007, to October 2014. Aggregate interest expense incurred under the mortgages payable totaled $1,963 and $1,465 during the period ended March 31, 2005 and 2004, respectively. The mortgages are secured by first deeds of trust on various hotel properties with a combined net book value of $190,796 and $182,681 as of March 31, 2005 and December 31, 2004, respectively.

Revolving Line of Credit

The Company has a revolving line of credit from Sovereign Bank (the “Line of Credit”) in the maximum amount of $35,000. Outstanding borrowings under the Line of Credit bear interest at the bank’s prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg, PA and the Mainstay Suites and Sleep Inn, King of Prussia, PA. On August 31, 2004, the Company extended the term of the Line of Credit from its scheduled expiration in December 2004 to its current expiration in August 31, 2007. The Company maintained a Line of Credit balance of $400 and $1,027 at March 31, 2005 and December 31, 2004, respectively. The company recorded interest expense of $18 and $85 during the periods ended March 31, 2005 and March 31, 2004, respectively.

Unsecured Line of Credit

The Company has obtained an unsecured revolving line of credit from Commerce Bank (the “Unsecured Line of Credit”) in the maximum amount of $5,000 as of March 24, 2005. Outstanding borrowings under the Line of Credit bear interest at the bank’s prime rate. The Unsecured Line of Credit is scheduled to expire on March, 24 2007. The Company had no outstanding borrowings under the Unsecured Line of Credit at March 31, 2005 and December 31, 2004, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (Continued)

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
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
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
Hampton Inn & Suites, Hershey, PA
Hampton Inn, Danville, PA
Holiday Inn Express & Suites, Harrisburg, PA
Sleep Inn and Mainstay Suites, King of Prussia, PA

All of these properties have entered into leases with 44 New England (our TRS) effective as of April 1, 2004 and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP have agreed to waive any and all purchase price adjustment in the original purchase agreements for each of the properties. There is no potential liability for any future repricings with any of our owned properties as of March 31, 2005. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations.

For the three month period ended March 31, 2005 we did not earn any fixed or percentage rents. For the three month period ended March 31, 2004, we earned fixed rents of $1,222 and earned percentage rents of $662.

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

As of March 31, 2005, HHMLP managed all 26 hotels leased to our TRS, and we consolidated the financial statements of these 26 hotels in these financial statements. HHMLP also managed one consolidated joint venture hotel property and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the period ended March 31, 2005 and 2004, management fees incurred totaled $544 and $150, respectively, and are recorded as Hotel Operating Expenses.

Administrative Services Agreement

We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. For the period ended March 31, 2005 and 2004, administrative services fees of $65 and $60, respectively, are included in General and Administrative expenses.

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

Acquisitions from Affiliates

We have acquired from affiliates of certain of our executive officers and our related party trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we previously utilized, a “re-pricing” methodology that, in effect, adjusted the initial purchase price for the hotel, one or two years after we initially purchased the hotel, based on the actual operating performance of the hotel during the twelve months prior to the repricing. As part of our lease termination agreement with HHMLP, the original sellers of all of these properties, HHMLP and the Company have waived their respective rights to any and all purchase price adjustments for all properties.

In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

We have entered into an option agreement with each of our officers and our related party trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them regardless of proximity to our hotels. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Of the 29 hotel properties purchased by us since our initial public offering, 15 were acquired from affiliates, 14 of which were newly-constructed or substantially renovated. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for all acquisitions and dispositions to related parties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Hotel Supplies

For the period ended March 31, 2005 and 2004, we incurred expenses of $262 and $241, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in

Hotel Operating Expenses. Approximately $124 and $4 is included in accounts payable at March 31, 2005 and December 31, 2004, respectively.

Advances to/from Affiliates

As of March 31, 2005 and December 31, 2004, amounts due from related parties totaled $27,849 and $27,129, respectively. We have approved mortgage lending to entities in which our executive officers and trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 12.0% (“Development Line Funding”). As of March 31, 2005 and December 31, 2004, our due from related party balance consisted of Development Line Funding of $21,500 and $22,750, respectively. We also maintained interest bearing deposits of $4,500 at March 31, 2005 and $3,500 at December 31, 2004 related to a letters of intent for the acquisition of the Hampton Inn Herald Square, which we purchased on April 1, 2005. Interest income from these advances included in “Interest - Secured Loans Related Party,” was $1,000 and $353 for the period ended March 31, 2005 and 2004, respectively. The remainder of the due from related party balance as of March 31, 2005 and December 31, 2004 included approximately $1,849 and $879, respectively, of operating cash provided to HHMLP and other related operating entities.

As of March 31, 2005 our development loans to related parties consist of the following:

		Principal Outstanding 3/31/05	Interest Rate	Maturity Date
Hotel Property	Borrower
Hampton Inn - Herald Square, NYC	Brisam Hotel, LLC	$6,000,000	12%	June 30, 2005
Hampton Inn - Seaport, NYC	HPS Seaport, LLC and BCM, LLC	4,400,000	10%	November 1, 2005
Boutique Hotel - Tribeca, NYC	5444 Associates, LP	4,100,000	10%	November 18, 2005
Boutique Hotel - 35th Street, NYC	44 Fifth Avenue, LLC	7,000,000	8%	August 3, 2005
		$21,500,000

Land Leases

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. The land lease for the Hilton Garden Inn, Edison, NJ provides rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term.

During 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in September 2101.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - DERIVATIVE INSTRUMENTS

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At March 31, 2005, derivatives with a fair value of $104 were included as liabilities. The change in net unrealized gains/losses of $231 in the period ended March 31, 2005 for derivatives designated as cash flow hedges is separately disclosed on our Balance Sheet as Other Comprehensive Income. Hedge ineffectiveness of $4 on cash flow hedges was recognized in general and administrative expense during 2005. This interest rate derivative matures in July 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $45 of net unrealized gains/losses from accumulated other comprehensive income to interest expense during the period ended March 31, 2005. During 2005, the Company estimates that an additional $83 will be reclassified.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 - EARNINGS PER SHARE

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

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Loss Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	$(1,255)	$(965)

Distributions to Preferred Unitholders	-	(499)

Allocation of Loss to Minority Interest from Continuing Operations	140	317

Income from Continuing Operations	(1,115)	(1,147)
Income from Discontinued Operations	20	278
Gain on Sale	-	-
Loss allocation to Logan Hospitality Joint Venture	121	-

Numerator for Basic Loss Per Share - Net Loss	(974)	(869)

Effect of Dilutive Securities:
Minority Interest	(140)	(317)
Other	-	-

Numerator for Diluted EPS - Net Loss plus Loss Allocated to Common Unitholders	$(1,114)	$(1,186)

Denominator:
Denominator for basic loss per share - weighted average shares	20,291,234	12,716,456

Effect of Dilutive Securities:
Minority Interest - Common Partnership Units	2,842,437	3,515,693

Dilutive Potential Common Shares	2,842,437	3,515,693

Denominator for diluted loss per share - weighted average shares and units outstanding	23,133,671	16,232,149

Loss Per Share from Continuing Operations
Basic Loss Per Share	$(0.05)	$(0.09)
Diluted Loss Per Share	$(0.05)	$(0.09)

Discontinued Operations per Share
Basic Earnings Per Share	$0.00	$0.02
Diluted Earnings Per Share	$0.00	$0.02

Loss Per Share to Common Shareholders
Basic Loss Per Share	$(0.05)	$(0.07)
Diluted Loss Per Share	$(0.05)	$(0.07)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the period ended March 31, 2005 and 2004 totaled $1,960 and $1,414, respectively.

The following additional non-cash investing and financing activities occurred during the period ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Conversion of common LP Units to common stock	$--	$5,498

Adjustment to minority interest as result of the redemption of Common LP Units, Series A Preferred Units and common stock issuance	$--	$137

Reduction in liabilities related to derivatives	$202	$--

Common shares issued as part of the Dividend Reinvestment Plan	$6	$6

Dividends and distributions payable	$4,164	$3,454

Asset additions upon conversion of percentage leases to TRS leases	$--	$697

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - DISCONTINUED OPERATIONS

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

In 2004, our Board of Trustees authorized management of the Company to sell the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY which are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2004. Both properties are currently under a non-binding letter of intent with potential purchasers. The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the period ended March 31, 2005 and December 31, 2004, respectively.

We allocate interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $195 and $154 of interest expense to discontinued operations for the period ended March 31, 2005 and March 31, 2004, respectively.

The following table sets forth the components of discontinued operations for the period ended March 31, 2005 and December 31, 2004:

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Percentage Lease Revenues - HHMLP	$-	$692
Hotel Operating Revenues	1,274	-
Total Revenue	1,274	692

Expenses:
Interest expense	195	154
Hotel Operating Expenses	1,021	-
Real Estate and Personal Property
Taxes and Property Insurance	30	13
General and Administrative	5	5
Depreciation and Amortization	-	165
Total Expenses	1,251	337
Income from Discontinued Operations before Minority Interest	23	355
Allocation to Minority Interest	3	77
Income from Discontinued Operations	$20	$278

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first annual period beginning after June 15, 2005. We do not expect SFAS 123R to have a material impact on the Company.

NOTE 12 - SUBSEQUENT EVENTS

The quarterly dividend pertaining to the first quarter of 2005 was declared on March 31, 2005 and paid on April 15, 2005 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

On April 1, 2005, we acquired the 136 room Hampton Inn, Herald Square-Manhattan, NY for $31,300 plus settlement costs. The Hampton Inn, Herald Square-Manhattan, NY is leased to our TRS and managed by HHMLP.

On April 5, 2005, we provided a first mortgage financing commitment of $8,983 at 10.0% for the construction of a Homewood Suites, Glastonbury, CT to PRA Suites at Glastonbury, LLC, a unrelated third party owner. Pursuant to the terms of this loan, we have acquired the first right of refusal to purchase a preferred joint venture interest in this asset.

On April 28, 2005, we entered into definitive purchase agreements to acquire a five-hotel portfolio in the Philadelphia and Wilmington metropolitan regions for approximately $48,900 from an unrelated third party owner. The definitive agreements comprising this acquisition are attached hereto as Exhibits 10.1 through 10.4. The acquisition consists of three Holiday Inn Expresses, a Marriott Courtyard and an independently branded hotel.

On April 29, 2005, we provided a first mortgage financing commitment of $5,500 at 10.0% for the acquisition and renovation of a Holiday Inn, Norwich, CT to 44 Hersha Norwich Associates, LLC, a related party owner.

On May 4, 2005, Hersha Hospitality Limited Partnership (“HHLP”) entered into a definitive purchase agreement ("Brookline Agreement") with Webster Street Hotel, LLC, in connection with the sale and purchase of the land, improvements and certain personal property (the “Brookline Property”) of the Courtyard by Marriott, Brookline, Massachusetts. The Brookline Agreement provides that HHLP will purchase the Brookline Property for a purchase price of approximately $54.5 million and contains customary representations, warranties and conditions to closing, including the condition that the franchisor must approve the application of HHLP to be a Courtyard by Marriott franchisee. The definitive purchase agreement is attached hereto as Exhibit 10.5.

On May 6, 2005, our Compensation Committee approved of certain bonus payments and restricted stock awards for 2004 and compensation amounts and criteria for 2005 for our key executives. A summary of these compensation terms is attached hereto as Exhibit 10.6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained in this section that are not historical facts are based on current expectations. Words such as “believes”, “expects”, “anticipates”, “intends”, “plans” and “estimates” and variations of such words and similar words also identify forward-looking statements. Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

General

As of March 31, 2005, we owned interests in 30 hotels in the eastern United States including four hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of March 31, 2005, we have leased 26 of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of March 31, 2005, we also owned interests in four hotels through joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The hotels owned by the joint ventures are managed by HHMLP pursuant to the terms of certain management agreements.

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

Operating Results

The following table outlines operating results for the Company’s full portfolio, including all wholly owned hotels and those owned through a joint venture interest, for the three months ended March 31, 2005 and 2004.

	Three Months Ended 3/31/05	Three Months Ended 3/31/04	Percent Increase
Rooms Available	273,534	209,541	30.54%
Rooms Occupied	167,909	117,120	43.37%
Occupancy	61.4%	55.9%	9.84%
ADR	$94.47	$87.32	8.19%
RevPAR	$57.99	$48.81	18.81%

Room Revenue	$15,862,223	$10,226,877	55.10%
Total Revenue	$17,903,756	$11,622,392	54.05%

Comparison of the three month period ended March 31, 2005 to March 31, 2004.

Hersha Hospitality Trust

Revenue

Our total revenues for the three month period ended March 31, 2005 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately $12,800,000 representing an increase of $6,138,000 or 92.1% compared to total revenues of $6,662,000 for the three month period ended March 31, 2004. The increase in revenue is primarily attributable to the acquisitions consummated since the comparable period in 2004 and the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure we previously recorded only percentage lease revenues that are calculated as a percentage of a hotel’s revenues per the lease agreements.

Hotel operating revenues increased by approximately $7,330,000 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.

Additionally, since March 31, 2004, the Company has acquired four hotels and one unconsolidated joint venture interest. Revenue for all four hotels were recorded from the date of acquisition as Hotel Operating Revenues. Further, the first quarter of 2005 included revenues for a full quarter related to three hotels that opened in the first quarter of 2004 and a consolidated joint venture hotel that was acquired in March of 2004. The income from our unconsolidated joint ventures are accounted for utilizing the equity method of accounting, and our portion of the net income from these three joint ventures is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations.

Percentage lease revenue decreased from approximately $1,192,000 during the period ended March 31,2004 to $0 in 2005. This decrease is due to the transfer of all of our existing leases with HHMLP to a TRS structure as of April 1, 2004, as mentioned above.

Interest and other revenue increased to approximately $1,064,000 during the period ended March 31, 2005 from $585,000 in 2004. The Company recorded interest revenue of $1,000,000 on its secured development loans during the three month period ended March 31, 2005. Additionally, the Company earned interest on short term investments and escrow accounts of $37,000 and had other revenue of $27,000 during the period.

Expenses

Total operating expenses increased to approximately $13,293,000 for the three month period ended March 31, 2005 from $6,849,000 for the three month period ended March 31, 2004.

Hotel operating expenses increased to approximately $9,278,000 in 2005 from $4,209,000 in 2004 due to the acquisitions consummated since the comparable period in 2004 and the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for four acquisitions from the date of acquisition.

Depreciation and amortization increased from approximately $1,397,000 in 2004 to $1,963,000 in 2005, an increase of $566,000, due to additional depreciation expense incurred for the properties acquired since the comparable period in 2004.

Interest expense increased approximately $531,000 from $1,344,000 in 2004 to $1,875,000 in 2005. The increase is related to indebtedness for the properties acquired since the comparable period in 2004.

Real estate and personal property taxes and insurance increased by approximately $307,000 from $576,000 in 2004 to $883,000 in 2005. The increase is primarily related to additional property taxes incurred at our hotels acquired since March 31, 2004.

General and administrative expense increased by approximately $496,000 from $494,000 in 2004 to $990,000 in 2004. General and administrative expenses increased primarily due to higher compensation expense, increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.

Net Income (Loss)

Net loss for the three month period ending March 31, 2005 was approximately $974,000 compared to net loss of $869,000 for the same period in 2004. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 26 hotels that are leased to a wholly owned TRS.

Net loss was impacted by an increase in hotel operating expenses, depreciation and amortization expense, real estate and personal property taxes and property insurance and general and administrative expenses and mentioned above. Our net loss was positively impacted by the elimination of distributions paid to Series A Preferred Unitholders during the period.

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

Our cash and cash equivalents balance of $6,097,000 at March 31, 2005, was primarily due to the unused proceeds from this equity offering.

We currently maintain a $35,000,000 line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank’s prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of March 31, 2005, we maintained an outstanding balance on our Line of Credit of $400,000 and the interest rate on the line of credit was 5.75%.

We have a debt policy that limits our consolidated indebtedness to less than 67% of the aggregate purchase prices for the hotels in which we have invested, and our current level is approximately 52.0%. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

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

Cash Flow Analysis

Net cash provided by operating activities for the three month periods ended March 31, 2005 and March 31, 2004 was $286,000 and $1,847,000 respectively. The decrease in net cash provided by operating activities was primarily the result of an increase in net loss and an increase in our due from related parties and lower increase in accounts payable and accrued expenses compared to the first quarter of 2004.

Net cash used in investing activities for the three month periods ended March 31, 2005 and 2004 was $9,492 and $25,196, respectively. The net cash used in investing activities during the period ended March 31, 2005 was primarily the result of (a) $7,362,000 related to the purchase of the Fairfield Inn - Laurel, MD (b) $625,000 to fund capital improvements in our hotels, (c) $1,700,000 to purchase land in Carlisle, PA and Windsors Locks, CT (d) $3,300,000 utilized to fund additional proceeds to the Brisam Hotel LLC development loan, and (d) $1,000,000 deposit for the purchase of the Hampton Inn Herald Square, NY. This was partially offset by $4,550,000 received from HBK Hospitality Associates, LP related to the repayment of a development loan.

Net cash used in financing activities for the three month periods ended March 31, 2005 and 2004 was $5,311,000 and $8,889,000 respectively. The net cash used by financing activities for the period ended March 31,2005 was primarily the result of $490,000 of principal repayments on mortgages payable, $3,652,000 of dividends paid on common shares and $512,000 of distributions paid on common partnership units.

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

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of Hersha’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be meaningful, additional measures of operating performance because they excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because they are widely used by industry analysts as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs is not necessarily meaningful due to the differences in the calculations used by us and other REITs.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except per share data)

	March 31,
	2005	2004

Net loss applicable to common shares	$(974)	$(869)
Add:
Depreciation and amortization	1,963	1,397
Adjustments for Unconcolidated Joint Ventures	257	160

Funds from Operations	$1,246	$688

FFO was $1,246,000 for the three month period ended March 31, 2005, which was an increase of $558,000, over FFO in the comparable period in 2004, which was $688,000. The increase in FFO was primarily a result of a strengthened economy; the benefits of asset acquisitions since March 31, 2004; the conversion of fixed and percentage leases with HHMLP to leases with our TRS since April 1, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and aggressive attention to the average daily rate. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. As of March 31, 2005, the TRS leased 26 properties from the Partnership, and is subject to taxation as a c-corporation. During 2004, all of our fixed and percentage leases have either expired or been terminated, and the Company now records the hotel operating revenues and expenses directly on its books.

FFO was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase. FFO was also negatively impacted by increases in our general and administrative expenses during the period ended March 31, 2005 as a result of additional legal and accounting expenses incurred during the period.

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

Stock Compensation

We apply SFAS 123, “Accounting for Stock-Based Compensation,” whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant -date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. There were no options issued in the first quarter of 2005.

Allowance for Doubtful Accounts

Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, the derivative was used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

In accordance with FIN 46, we have evaluated our investments and contractual relationships with HHMLP, Logan Hospitality Associates, LLC, HT/CNL Metro Hotels, LP, PRA Glastonbury, LLC, Inn America Hospitality at Ewing, LLC, HPS Seaport LLC & BCM, LLC, 44 Fifth Avenue, LLC, 5444 Associates, LP, Brisam Hotel, LLC, Metro Ten Hotels, LLC, 44 Windsor Locks Hospitality, LLC and 44 Carlisle Associates, LP to determine whether these entities meet the guidelines of consolidation per FIN 46. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, none of these entities was determined to be a variable interest entity.

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

Inflation

Operators of hotels in general possess the ability to adjust room rates. However, competitive pressures may limit the Lessee’s ability to raise room rates in the face of inflation, and annual increases in average daily rates have failed to keep pace with inflation.

Seasonality

Our hotels’ operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our hotel operating revenues earned and cash flows received from operations.

Subsequent Events

The quarterly dividend pertaining to the first quarter of 2005 was declared on March 31, 2005 and paid on April 15, 2005 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

On April 1, 2005, we acquired the 136 room Hampton Inn, Herald Square-Manhattan, NY from an affiliated seller for $31,300 plus settlement costs. The Hampton Inn, Herald Square-Manhattan, NY is leased to our TRS and managed by HHMLP.

On April 5, 2005, we provided a first mortgage financing commitment of $8,983 at 10.0% for the construction of a Homewood Suites, Glastonbury, CT to PRA Suites at Glastonbury, LLC, an unrelated third party owner. Pursuant to the terms of this loan, we have acquired the first right of refusal to purchase a preferred joint venture interest in this asset.

On April 28, 2005, we entered into definitive purchase agreements to acquire a five-hotel portfolio in the Philadelphia and Wilmington metropolitan regions for approximately $48,900 from an unrelated third party owner. The definitive agreements comprising this acquisition are attached hereto as Exhibits 10.1 through 10.4. The acquisition consists of three Holiday Inn Expresses, a Marriott Courtyard and an independently branded hotel.

On April 29, 2005, we provided a first mortgage financing commitment of $5,500 at 10.0% for the acquisition and renovation of a Holiday Inn, Norwich, CT to 44 Hersha Norwich Associates, LLC, a related party owner.

On May 4, 2005, Hersha Hospitality Limited Partnership (“HHLP”) entered into a definitive purchase agreement ("Brookline Agreement") with Webster Street Hotel, LLC, in connection with the sale and purchase of the land, improvements and certain personal property (the “Brookline Property”) of the Courtyard by Marriott, Brookline, Massachusetts. The Brookline Agreement provides that HHLP will purchase the Brookline Property for a purchase price of approximately $54.5 million and contains customary representations, warranties and conditions to closing, including the condition that the franchisor must approve the application of HHLP to be a Courtyard by Marriott franchisee. The definitive purchase agreement is attached hereto as Exhibit 10.5.

On May 6, 2005, our Compensation Committee approved of certain bonus payments and restricted stock awards for 2004 and compensation amounts and criteria for our key executives. A summary of these compensation terms is attached hereto as Exhibit 10.6.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At March 31, 2005, we maintained a balance of $400,000 under our Line of Credit. The total floating rate mortgages payable of $23,058,189 had a current weighted average interest rate of 5.83%. The total fixed rate mortgages payable of $87,288,241 had a current weighted average interest rate of 7.26%. The carrying value of all of our fixed rate debt approximates fair value.

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

Approximately 79.1% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 20.9% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of March 31, 2005 was approximately 6.96%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended March 31, 2005, our interest expense for the year ended March 31, 2005 would have been increased or decreased by approximately $60,000.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at March 31, 2005, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed Rate Debt	$2,074	$1,773	$4,528	$18,833	$13,997	$46,083	$87,288
Average Interest Rate	7.24%	7.24%	7.18%	7.44%	7.71%	7.71%	7.42%

Floating Rate Debt	$563	$848	$891	$937	$7,325	$12,495	$23,059
Average Interest Rate	5.83%	5.83%	5.83%	5.83%	5.85%	5.85%	5.84%

The table incorporates only those exposures that existed as of March 31, 2005 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

At March 31, 2005, derivatives with a fair value of $104,074 were included as liabilities. The change in net unrealized gains/losses of approximately $4,000 for the period ending March 31, 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of operations. This interest rate derivative matures in July 2009.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective and reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management has identified material weaknesses and has described these weaknesses in further detail below.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the Company’s Annual Report of Form 10-K/A filed on May 2, 2004, subsequent to December 31, 2004, the Company has taken, and intends to take further, remedial measures in response to these identified material weaknesses. To date, those remedial measures include the following:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The quarterly dividend pertaining to the first quarter of 2005 was declared on March 31, 2005 and paid on April 15, 2005 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

On April 1, 2005, we acquired the 136 room Hampton Inn, Herald Square-Manhattan, NY from an affiliated seller for $31,300 plus settlement costs. The Hampton Inn, Herald Square-Manhattan, NY is leased to our TRS and managed by HHMLP.

On April 5, 2005, we provided a first mortgage financing commitment of $8,983 at 10.0% for the construction of a Homewood Suites, Glastonbury, CT to PRA Suites at Glastonbury, LLC, an unrelated third party owner. Pursuant to the terms of this loan, we have acquired the first right of refusal to purchase a preferred joint venture interest in this asset.

On April 28, 2005, we entered into definitive purchase agreements to acquire a five-hotel portfolio in the Philadelphia and Wilmington metropolitan regions for approximately $48,900 from an unrelated third party owner. The definitive agreements comprising this acquisition are attached hereto as Exhibits 10.1 through 10.4. The acquisition consists of three Holiday Inn Expresses, a Marriott Courtyard and an independently branded hotel.

On April 29, 2005, we provided a first mortgage financing commitment of $5,500 at 10.0% for the acquisition and renovation of a Holiday Inn, Norwich, CT to 44 Hersha Norwich Associates, LLC, a related party owner.

On May 4, 2005, Hersha Hospitality Limited Partnership (“HHLP”) entered into a definitive purchase agreement ("Brookline Agreement") with Webster Street Hotel, LLC, in connection with the sale and purchase of the land, improvements and certain personal property (the “Brookline Property”) of the Courtyard by Marriott, Brookline, Massachusetts. The Brookline Agreement provides that HHLP will purchase the Brookline Property for a purchase price of approximately $54.5 million and contains customary representations, warranties and conditions to closing, including the condition that the franchisor must approve the application of HHLP to be a Courtyard by Marriott franchisee. The definitive purchase agreement is attached hereto as Exhibit 10.5.

On May 6, 2005, our Compensation Committee approved of certain bonus payments and restricted stock awards for 2004 and compensation amounts and criteria for our key executives. A summary of these compensation terms is attached hereto as Exhibit 10.6.

Item 6. Exhibits.

(a) Exhibits Required by Item 601 of Regulation S-K.

10.1	Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Wilmington, Inc., a Delaware corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership.

10.2
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of King of Prussia, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership.

10.3	Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Malvern, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership.

10.4
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Oxford Valley, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership.

10.5
Agreement for Sale and Purchase of a Hotel, dated as of May 4, 2005 by and among Webster Street Hotel, LLC, a Delaware limited liability company, and Hersha Hospitality Limited Partnership, a Virginia limited partnership.

10.6	Summary of 2004 Compensation Determinations and 2005 Compensation Criteria.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHA HOSPITALITY TRUST

May 10, 2005	By:	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer