Form 10-Q
period 2005-06-30
HERSHA HOSPITALITY TRUST
filed 2005-08-09
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (717) 770-2405
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of June 30, 2005, the number of outstanding common shares was 20,364,267.

Hersha Hospitality Trust
Table of Contents for Form 10-Q Report

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2005 [UNAUDITED] AND DECEMBER 31, 2004
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	Unaudited	December 31,
	June 30, 2005	2004

Assets
Cash and cash equivalents	$8,058	$20,614
Investment in Hotel Properties, net of Accumulated Depreciation	302,370	163,923
Hotel Assets Held for Sale	—	18,758
Notes Receivable	1,719	14,006
Escrow Deposits	5,236	2,046
Accounts Receivable	3,747	1,776
Deferred Costs, net of Accumulated Amortization of $1,285 and $1,101	5,049	1,860
Due from Related Parties	48,545	27,129
Investment in Joint Ventures	9,005	9,069
Other Assets	15,654	1,840

Total Assets	$399,383	$261,021

Liabilities and Shareholders’ Equity:

Mortgages and Notes Payable	$246,213	$97,761
Debt Related to Hotel Assets Held for Sale	—	13,058
Line of Credit	1,945	1,027
Capital Lease Payable	411	447
Advance Deposits	272	108
Interest Rate Derivative	232	306
Dividends and Distributions Payable	4,183	4,164
Due to Related Parties	817	129
Accounts Payable and Accrued Expenses	11,759	5,400

Total Liabilities	265,832	122,400

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2005 [UNAUDITED] AND DECEMBER 31, 2004
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	Unaudited	December 31,
	June 30, 2005	2004
COMMITMENTS AND CONTINGENCIES

Minority Interest:

Common Units	16,143	16,779
Joint Venture Interest in Logan Hospitality	2,096	2,050

Total Minority Interest	18,239	18,829

Shareholders’ Equity:

Preferred Shares — Series A, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—

Common Shares — Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized, 20,364,267 and 20,289,345 Shares Issued and Outstanding at June 30, 2005 and December 31, 2004, Respectively	204	203

Common Shares — Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	—	—

Other Comprehensive Income	100	33

Unearned Compensation	(667)	—

Additional Paid-in Capital	136,030	135,363

Distributions in Excess of Net Earnings	(136,030)	(15,807)

Total Shareholders’ Equity	115,312	119,792

Total Liabilities and Shareholders’ Equity	$399,383	$261,021

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
		Restated		Restated
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue:
Percentage Lease Revenues — HHMLP	$—	$—	$—	$1,192
Hotel Operating Revenues	21,071	13,593	33,871	19,063

Total Revenue	21,071	13,593	33,871	20,255

Expenses:
Hotel Operating Expenses	12,011	7,772	21,288	11,981
Land Leases	183	219	367	392
Real Estate and Personal Property Taxes and Property Insurance	943	1,087	1,827	1,663
General and Administrative	1,147	680	2,138	1,174
Unrealized (Gain) on Derivatives	(3)	—	(7)	—
Depreciation and Amortization	2,410	1,719	4,373	3,149

Total Operating Expenses	16,691	11,477	29,986	18,359

Operating Income	4,380	2,116	3,885	1,896
Interest Income	64	45	101	119
Interest Income — Secured Loans Related Party	743	358	1,743	711
Interest Income — Secured Loans	168	132	168	171
Other Revenue	130	20	158	139
Interest Expense	2,882	1,377	4,756	2,688

Income before income from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	2,603	1,294	1,299	348

Income from Unconsolidated Joint Venture Investments	280	165	328	146

Income before Distribution to Preferred Unitholders, Minority Interests and Discontinued Operations	2,883	1,459	1,627	494

Distributions to Preferred Unitholders	—	—	—	499
Income (Loss) Allocated to Minority Interest in Continuing Operations	400	284	140	(33)

Income from Continuing Operations	2,483	1,175	1,487	28

Discontinued Operations (Note 11):
Gain on Disposition of Hotel Properties	1,161	—	1,161	—
Income from Discontinued Operations	111	272	131	550

Net Income	$3,755	$1,447	$2,779	$578

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
		Restated		Restated
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Earnings Per Share from Continuing Operations
Basic	$0.12	$0.07	$0.07	$0.00
Diluted	$0.12	$0.07	$0.07	$0.00

Discontinued Operations Per Share
Basic	$0.06	$0.02	$0.06	$0.04
Diluted	$0.06	$0.02	$0.06	$0.04

Earnings Per Share
Basic	$0.18	$0.09	$0.13	$0.04
Diluted	$0.18	$0.09	$0.13	$0.04

Weighted Average Shares Outstanding
Basic	20,293,169	15,893,539	20,292,167	14,304,998
Diluted	23,159,013	18,735,976	23,146,372	17,484,063
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	June 30, 2005	June 30, 2004
Operating activities:
Net Income	$2,779	$578
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	(1,323)	—
Depreciation	4,370	3,390
Amortization	184	89
Income allocated to minority interests	320	130
Equity in income of unconsolidated joint ventures	(328)	(169)
Gain recognized on change in fair value of derivative instrument	(7)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,971)	(2,329)
Escrow and lease deposits	(3,190)	—
Lease payments receivable — related party	—	2,006
Other assets	(2,019)	(508)
Due from related party	(455)	(1,092)
Increase (decrease) in:
Advance deposits	164	271
Deferred income	—	69
Due to related party	688	102
Accounts payable and accrued expenses	6,290	4,036

Net cash provided by operating activities	5,502	6,573

Investing activities:
Purchase of hotel property assets	(135,448)	(24,247)
Deposit on purchase of hotel properties	(6,700)	—
Proceeds from disposition of hotel assets held for sale	5,570
Capital expenditures	(1,222)	(1,977)
Escrow deposits	—	140
Investment in common stock of Trust entities	(1,548)
Purchase of intangible assets	(347)	(65)
Investments in notes receivable	(442)	(7,000)
Investment in development loans to related parties	(17,032)	—
Purchase of Joint Venture Interests	—	(3,000)
Advances and capital contributions to unconsolidated joint ventures	—	(427)
Distributions from unconsolidated joint ventures	392	—
Distributions to consolidated joint venture interest	(73)	—
Contributions from consolidated joint venture interest	198	—

Net used in investing activities	(156,652)	(36,576)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	June 30, 2005	June 30, 2004
Financing activities:
Proceeds from borrowings under line of credit	97,825	8,916
Repayment of borrowings under line of credit	(96,907)	(7,681)
Principal repayment of mortgages and notes payable	(1,881)	(561)
Proceeds from mortgages and notes payable	150,191	3,715
Cash paid for deferred finance costs	(2,292)	—
Cash paid for stock issuance costs	—	(133)
Cash received from sale of common stock, net	—	2,265
Redemption of common partnership units	—	(8,951)
Preferred distributions paid on Series A Preferred Units	—	(497)
Dividends paid on common shares	(8,342)	(4,666)
Distributions paid on common partnership units	—	(1,195)

Net cash provided by financing activities	138,594	(8,788)

Net decrease in cash and cash equivalents	(12,556)	(38,791)
Cash and cash equivalents — beginning of period	20,614	40,707

Cash and cash equivalents — end of period	$8,058	$1,916

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Hersha Hospitality Trust (“we” or the “Company”) was formed in May 1998 as a self-administered, Maryland real estate investment trust. The Company is structured to qualify as a real estate investment trust (“REIT”) for Federal income tax purposes.
The Company owns a controlling general partnership interest in Hersha Hospitality Limited Partnership (the “Partnership”), which owns a 99% limited partnership interest in various subsidiary partnerships. Hersha Hospitality, LLC (“HHLLC”), a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships and the Partnership is the sole member of HHLLC.
The Partnership leases certain hotels to 44 New England Management Company (“44 New England” or “TRS Lessee”), a wholly owned taxable REIT subsidiary.
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
On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,317. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.
As of June 30, 2005, the Company, through the Partnership and subsidiary partnerships, owned thirty-one limited and full service hotels and a joint venture interest in four properties. The Company terminated eight leases with Hersha Hospitality Management, LP (“HHMLP”), a Pennsylvania limited partnership, as of April 1, 2004. Subsequent to this termination, all of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. The Hampton Inn, (Manhattan) Chelsea, NY, owned in a joint venture with CNL, is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn, Glastonbury, CT owned in a joint venture, is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Four Points by Sheraton, Revere, MA owned in a joint venture, is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture, and the Courtyard by Marriot in Ewing, NJ owned in the Logan Hospitality joint venture, is leased to Hersha Inn America TRS Inc., a TRS owned by that joint venture. We have consolidated the operations of the Logan Hospitality joint venture that owns the Four Points by Sheraton, Revere, MA because the Company owns a majority voting interest in the venture. The remaining joint ventures are voting interest entities accounted for under the equity method.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
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
Consolidated entities are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners’ interest in the net assets of the Partnership and the joint venture partner’s ownership interests in the consolidated net assets. Net operating results of the Partnership are allocated based on their respective partners’ ownership interests. Our ownership interest in the Partnership as of June 30, 2005 and 2004 was 87.7% and 85.2%, respectively.
We own a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Point, Revere, MA. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation as a voting interest entity.
The Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities (VIE’s), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003 and a further interpretation of FIN 46 in December 2003 (“FIN 46-R” and FIN 46, collectively “FIN 46”). FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in any variable interest entity (“VIE”) through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements. We have adopted FIN 46 effective as of March 31, 2004.
During the second quarter of 2005, we formed Hersha Statutory Trust I and Hersha Statutory Trust II, Delaware statutory trusts (collectively, the “Hersha Statutory Trusts”), to collectively issue $50,000 of trust preferred securities in private placements. We acquired, for $1,548, residual interests (common securities) in the Hersha Statutory Trusts. Preferred equity securities of $25,000 issued by Hersha Statutory Trust I will mature on June 30, 2035, and the remaining $25,000 preferred equity securities issued by Hersha Statutory Trust II will mature on July 30, 2035, at par. The preferred equity securities issued by Hersha Statutory Trust I and Hersha Statutory Trust II may be redeemed by the trusts beginning on June 30, 2010 and July 30, 2010, respectively. The holders of both the preferred equity and common securities will receive quarterly distributions from the Hersha Statutory Trusts, at a fixed rate of 7.34% per annum through June 30, 2010 for Hersha Statutory Trust I and 7.173% per annum through July 30, 2010 for Hersha Statutory Trust II. Subsequent to June 30, 2010, for Hersha Statutory Trust I and July 30, 2010 for Hersha Statutory Trust II, holders of the trusts preferred equity and common securities will receive quarterly distributions at a variable rate of LIBOR plus 3.0% per annum.
The Hersha Statutory Trusts used the proceeds from the issuance of the preferred and common securities to acquire $51,548 of junior subordinated notes from HHLP pursuant to indenture agreements. The note acquired by Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The note acquired by Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note acquired by Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010 and the note acquired by Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for Hersha Statutory Trust I and July 30, 2010 for Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Hersha Statutory Trusts are variable interest entities under FIN 46, because the equity holders at risk hold no substantial decision-making rights. The Company’s investment is financed directly by HHLP and therefore it is not considered at risk. Because HHLP is not the primary beneficiary in the Hersha Statutory Trusts, the accounts of the trusts are not consolidated with and into HHLP. HHLP’s investment in the Hersha Statutory Trusts is accounted for using the equity method of accounting and is presented on our consolidated balance sheet as an other asset.
The proceeds received by HHLP in exchange for the notes were used to fund acquisitions of hotel properties, pay down outstanding borrowings under our revolving credit facility and for general corporate purposes. The notes are presented on our consolidated balance sheet in Mortgages and Notes Payable.
In addition to our relationship with the Hersha Statutory Trusts, our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT/CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; HPS Seaport LLC & BCM, LLC; 44 Fifth Avenue, LLC; 5444 Associates, LP; Brisam Hotel, LLC; Metro Ten Hotels, LLC; 44 Windsor Locks Hospitality, LLC; 44 Carlisle Associates, LP; PRA Suites at Glastonbury, LLC; and 44 Hersha Norwich Associates, LLC. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, none of these entities was determined to be a variable interest entity.
We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
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
Income Taxes
The Company qualifies as a REIT under applicable provisions of the Internal Revenue Code, as amended, and intends to continue to qualify as a REIT. In general, under such provisions, a company which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for Federal income tax purposes.
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
Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 26 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended June 30, 2005. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivatives
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps limit the Company’s exposure to increasing interest payments when interest rates increase. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.
The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
NOTE 2 – INVESTMENT IN HOTEL PROPERTIES
Investment in Hotel Properties consist of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Land	$30,521	$13,865
Buildings and Improvements	264,173	146,910
Furniture, Fixtures and Equipment	39,029	30,131

	333,723	190,906
Less Accumulated Depreciation	31,353	26,983

Total Investment in Hotel Properties	$302,370	$163,923

2005 Transactions
On January 31, 2005, the Company acquired the 109 room Fairfield Inn in Laurel, MD. On April 1, 2005, the Company acquired the Hampton Inn, Herald Square, New York, NY which has 136 rooms.
In May and June of 2005, the Company completed its acquisition of a portfolio of hotels (McIntosh Portfolio) which included the following hotels:
•	Holiday Inn Express Hotel & Suites King of Prussia, King of Prussia, PA, (155 rooms)

•	Holiday Inn Express of Frazer-Malvern, Frazer, PA (88 rooms)

•	Holiday Inn Express of Langhorne-Oxford Valley, Langhorne, PA (88 rooms)

•	Courtyard by Marriott of Wilmington, Wilmington, DE (78 rooms)

•	McIntosh Inn of Wilmington, Wilmington, DE (71 rooms)
On June 16, 2005, the Company acquired the Courtyard by Marriott in Brookline, MA, which has 188 rooms.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)
The purchase price, including transaction costs, and the allocation of purchase price to land; building and improvements; furniture, fixtures and equipment; and franchise fees and loan costs is as follows:

			Furniture,			Total
		Buildings and	Fixtures, &	Franchise Fees	Lease	Purchase
Hotel	Land	Improv.	Equipment	and Loan Costs	Intangible	Price
Fairfield Inn, Laurel, MD	$927	$6,091	$344	$44	$—	$7,406
Hampton Inn, New York, NY	5,472	23,210	2,378	547	—	31,607
McIntosh Portfolio	8,171	39,995	1,572	735	—	50,473
Courtyard by Marriott, Brookline, MA	N/A	47,365	3,760	259	3,570	54,954
All of the newly acquired hotels above are leased to the TRS Lessee and managed by HHMLP.
Included in the acquisition of the Courtyard by Marriott in Brookline, MA, was a prepaid land lease for the underlying land with a remaining term of approximately 90 years. This prepaid land lease is classified as an intangible asset with a value of $3,570. It is recorded in other assets on the consolidated balance sheet and is being amortized over the remaining life of the prepaid lease.
The following condensed pro forma financial is presented as if the acquisitions of the Fairfield Inn, Laurel, MD; the McIntosh Porfolio; and the Courtyard by Marriott, Brookline, MA had been consummated as of January 1, 2005. The Hampton Inn, New York, NY, acquired on April 1, 2005, had no operations prior to the acquisition date and is excluded from the pro forma financial information because it was an asset acquisition. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	June 30, 2005
	Three Months Ended	Six Months Ended
Pro Forma Total Revenues	$24,526	$41,355
Pro Forma Income from Continuing Operations	$2,613	$1,228
Pro Forma Income from Continuing Operations per Common Share — Basic	$0.13	$0.06
Pro forma Income from Continuing Operations per Common Share — Diluted	$0.13	$0.06

Weighted Average Common Shares Outstanding
Basic	20,293,169	20,292,167
Diluted	23,159,013	23,146,372
Assets Held for Sale consisted of the following at December 31, 2004.

Assets Held for Sale:	December 31, 2004
Land	$3,050
Buildings and improvements	15,110
Furniture, fixtures and equipment	2,036

20,196
Less accumulated depreciation	1,438

$18,758

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (Continued)
The mortgage debt related to the Assets Held for Sale was $12,952 at December 31, 2004. In the second quarter of 2005, the hotels included in Assets Held for Sale were sold. See Note 10 “Discontinued Operations”
NOTE 3 — NOTES RECEIVABLE
On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200 of which $57 and $103 were outstanding as of June 30, 2005 and December 31, 2004, respectively. The note is unsecured and bears interest at 12%. On July 1, 2005 this note was extended to December 31, 2005 with all other terms remaining unchanged. For the three and six months ended June 30, 2005, we recorded interest income of $2 and $4, respectively, which is included in “Interest Income” on the statement of operations.
On May 13, 2005, in connection with the sale of the Doubletree Club, Jamaica, NY, we provided financing in the amount of $1,700 to the buyer. The note receivable bears interest at a rate of 12% per annum and is due on April 30, 2006. Interest payments are due quarterly with repayment of the principal due upon maturity. The balance as of June 30, 2005 was $1,662. Interest income in the amount of $27 was recognized for the period ended June 30, 2005, and was included in “Interest Income” on the statement of operations.
NOTE 4 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
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
On July 1, 2004, we purchased a 50% joint venture interest in Inn America Hospitality at Ewing, LLC. The only asset owned by this entity is the Courtyard by Marriott, Ewing-Hopewell, NJ. We purchased our joint venture

\

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)
interest in this asset for $1,025 including closing costs of approximately $55 and leased the hotel assets to Hersha Inn America TRS, Inc., a TRS wholly-owned by Inn America Hospitality at Ewing, LLC.
We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting.
As of June 30, 2005 and December 31, 2004 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	June 30, 2005	December 31, 2004

HT/CNL Metro Hotels, LP	33.33%	$4,598	$4,727
PRA Glastonbury, LLC	40.00%	2,770	2,697
Inn American Hospitality at Ewing, LLC	50.00%	1,637	1,645

		$9,005	$9,069

The following table presents the total assets, liabilities and equity as of June 30, 2005 and December 31, 2004. The table also presents the components of net income related to the unconsolidated joint ventures discussed above for the three and six months ended June 30, 2005 and June 30, 2004.
Balance Sheet

	June 30, 2005	December 31, 2004
Assets
Investment in hotel property, net	$58,770	$59,890
Other assets	5,390	4,043

Total Assets	$64,160	$63,933

Liabilities and Equity
Mortgages and notes payable	$38,601	$39,520
Capital Leases	440	522
Other liabilities	2,763	1,500
Equity:
Hersha Hospitality Trust	9,005	9,069
Other	13,351	13,322

Total Liabilities and Equity	$64,160	$63,933

Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Room revenue	$4,471	$2,831	$8,088	$4,970
Other revenue	403	199	760	368
Operating expenses	(2,477)	(1,765)	(4,799)	(3,336)
Interest expense	(620)	(292)	(1,207)	(626)
Property taxes	(294)	0	(558)	0
State & Federal Income Taxes	(128)	0	(154)	0
Depreciation, amortization and other	(643)	(446)	(1,283)	(890)

Net income	$712	$527	$847	$486

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)
     The following table shows equity income recognized during the three and six months ended June 30, 2005 and 2004 for our investments in unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
HT/CNL	$116	$91	$153	$103
HT/PRA Glastonbury	72	74	73	43
Inn American Hospitality at Ewing, LLC	92	—	102	—

Total equity in income	$280	$165	$328	$146

NOTE 5 — DEBT
Mortgages and Notes Payable
The total mortgages payable balance at June 30, 2005 and December 31, 2004 was $246,213 and $110,819, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. Of our total mortgages payable balance at December 31, 2004, $13,058, related to mortgages on assets held for sale. The properties related to these mortgages were sold during the second quarter of 2005 and the related mortgages were assumed by the buyer or paid off at closing. The maturities for the outstanding mortgages ranged from May 2007, to July, 2015. Aggregate interest expense incurred under the mortgages payable totaled $2,268 and $1,529 during the three months ended June 30, 2005 and 2004, respectively and $4,087 and $2,994 during the six months ended June 30, 2005 and 2004, respectively.
In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $401 was recorded during the three and six months ended June 30, 2005.
Revolving Line of Credit
The Company has a revolving line of credit from Sovereign Bank (the “Line of Credit”) in the maximum amount of $35,000 that matures August 31, 2007. Outstanding borrowings under the Line of Credit bear interest at the bank’s prime rate (which at June 30, 2005, was 6.25%) and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA and the Fairfield Inn, Laurel, MD. The Company maintained a Line of Credit balance of $1,945 and $1,027 at June 30, 2005 and December 31, 2004, respectively. The Company recorded interest expense of $63 and $30 during the three months ended June 30, 2005 and 2004, respectively, and $81 and $115 for the six months ended June 30, 2005 and 2004, respectively.
Unsecured Line of Credit
The Company has obtained an unsecured revolving line of credit from Commerce Bank (the “Unsecured Line of Credit”) in the maximum amount of $5,000 as of March 24, 2005. Outstanding borrowings under the Unsecured Line of

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — DEBT (Continued)
Credit bear interest at the bank’s prime rate (which at June 30, 2005, was 6.25%). The Unsecured Line of Credit is scheduled to expire on March, 24 2007. The Company had no outstanding borrowings under the Unsecured Line of Credit at June 30, 2005.
Capital Lease Payable
The Company assumed a $500 capital lease obligation as part of its acquisition of the Holiday Inn Express, Hartford, CT in January 2004. The six year lease is secured by furniture, fixtures and equipment and the hotel property and is amortized over a six year period from the acquisition at a fixed rate of 7.75%.
NOTE 6 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS
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
     Doubletree Club, Jamaica, JFK Airport, NY
     Mainstay Suites, Frederick, MD
     Hampton Inn & Suites, Hershey, PA
     Hampton Inn, Danville, PA
     Holiday Inn Express & Suites, Harrisburg, PA
     Sleep Inn and Mainstay Suites, King of Prussia, PA
All of these properties are now subject to leases with 44 New England effective as of April 1, 2004 and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP agreed to waive any and all purchase price adjustment in the original purchase agreements for each of the properties. There is no potential liability for any future repricings with any of our owned properties as of March 31, 2005. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations.
For the three month and six months ended June 30, 2005 we did not earn any fixed or percentage rents. We did not earn any fixed or percentage rents for the three months ended June 30, 2004. Fixed and percentage rents earned for the six months ended June 30, 2004 were $1,222 and $662, respectively.
Management Agreements
Beginning in April 2003, 44 New England engaged HHMLP as the property manager for hotels it leased from us pursuant to management agreements. Each management agreement provides for a five-year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by the TRS Lessee to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.
As of June 30, 2005, HHMLP managed all 31 hotels leased to the TRS Lessee, and we consolidated the financial statements of these 31 hotels in these financial statements. HHMLP also managed one consolidated joint venture

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)
hotel property and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended June 30, 2005 and 2004, management fees incurred totaled $880 and $505, respectively. For the six months ended June 30, 2005 and 2004, management fees incurred totaled $1,424 and $655, respectively. In addition the Company incurred $104 for the early termination of management contracts related to the sale of two hotels. These fees are recorded as Hotel Operating Expenses.
Administrative Services Agreement
We have executed an administrative services agreement with HHMLP to provide accounting and securities reporting services for the Company. The terms of the agreement provide for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. For the three months ended June 30, 2005 and 2004, the Company incurred administrative services fees of $65 and $62 respectively. For the six months ended June 30, 2005 and 2004, administrative services fees were $130 and $122, respectively. Administrative services fees are included in General and Administrative expenses.
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
Acquisitions from Affiliates
We have acquired from entities owned or controlled by certain of our executive officers and our related party trustees newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we previously utilized, a “re-pricing” methodology that, in effect, adjusted the initial purchase price for the hotel, one or two years after we initially purchased the hotel, based on the actual operating performance of the hotel during the twelve months prior to the repricing. As part of our lease termination agreement with HHMLP, the original sellers of all of these properties, HHMLP and the Company have waived their respective rights to any and all purchase price adjustments for all properties.
In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.
We have entered into an option agreement with each of our officers and our related party trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them regardless of proximity to our hotels. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Of the 31 hotel properties purchased by us since our initial public offering, 15 were acquired from affiliates, 14 of which were newly-constructed or substantially renovated. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for all acquisitions from and dispositions to related parties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)
Hotel Supplies
For the six months ended June 30, 2005 and 2004, we incurred expenses of $718 and $640, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. For the three months ended June 30, 2005 and 2004, we incurred expenses of $478 and $399 for hotel supplies from Hersha Hotel Supply. Approximately $270 and $4 is included in accounts payable at June 30, 2005 and December 31, 2004, respectively.
Advances to/from Affiliates
As of June 30, 2005 and December 31, 2004, amounts due from related parties totaled $48,545 and $27,129, respectively. We have approved mortgage lending to entities in which our executive officers and trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 10.0% (“Development Line Funding”). As of June 30, 2005 and December 31, 2004, our due from related party balance consisted of Development Line Funding of $42,082 and $22,750, respectively. The June 30, 2005 balance includes a $13,850 development loan to Metro Ten Hotels, LLC. During 2005, Hasu P. Shah, our Chief Executive Officer, has purchased a 50% interest in Metro Ten Hotels, LLC, and as a result, this loan was reclassified from Notes Receivable where it was classified as of December 31, 2004. We also maintained interest bearing deposits of $3,500 at December 31, 2004 related to a letters of intent for the acquisition of the Hampton Inn Herald Square, which we purchased on April 1, 2005. Interest income from these advances included in “Interest – Secured Loans Related Party,” was $1,743 and $711 for the six months ended June 30, 2005 and 2004, respectively and $743 and $358 for the three months ended June 30, 2005 and 2004, respectively. The remainder of the due from related party balance as of June 30, 2005 and December 31, 2004 included approximately $6,463 and $879, respectively, of operating cash provided to HHMLP and other related operating entities and accrued interest income.
As of June 30, 2005 our development loans to related parties consist of the following:

		Principal
		Outstanding	Interest
Hotel Property	Borrower	June 30, 2005	Rate	Maturity date
Boutique Hotel — 35th Street, New York, NY	44 Fifth Avenue, LLC	$7,000	9.0%	November 3, 2005
Holiday Inn Express, Norwich, CT	44 Hersha Norwich Associates, LLC	5,500	10.0%	October 29, 2005
Hampton Inn — Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	8,600	10.0%	March 31, 2006
Boutique Hotel — Tribeca, New York, NY	5444 Associates, LP	4,100	10.0%	November 18, 2005
Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	13,850	10.0%	December 31, 2005
Homewood Suites, Glastonbury, CT	PRA Suites at Glastonbury, LLC	3,032	10.0%	April 5, 2006

		$42,082

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
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)
During 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in September 2101.
NOTE 7 – DERIVATIVE INSTRUMENTS
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.
The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
At June 30, 2005, derivatives with a fair value of $232 were included as liabilities. The change in net unrealized gains/losses of $100 in the six months ended June 30, 2005 for derivatives designated as cash flow hedges is separately disclosed on our Balance Sheet as Other Comprehensive Income. Hedge ineffectiveness of $7 on cash flow hedges was recognized in general and administrative expense during 2005. This interest rate derivative matures in July 2009.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $80 of net unrealized gains/losses from accumulated other comprehensive income to interest expense during the six months ended June 30, 2005. During 2005, the Company estimates that an additional $41 will be reclassified.
NOTE 8 – SHARE-BASED PAYMENTS
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options and stock awards, at fair value. Effective April 1, 2005, the Company has adopted SFAS 123R. No stock-based payments were outstanding at the time SFAS 123R was adopted.
In 2004, the Company established the Hersha Hospitality Trust 2004 Equity Incentive Plan which provides for the grant of stock options, stock appreciation rights, stock awards, performance shares and incentive awards. The maximum number of shares of common stock that can be issued under this plan is 1.5 million shares. No share-based payments were granted under this plan during the year ended December 31, 2004.
On June 1, 2005, the Compensation Committee of the Board of Directors granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. Compensation expense of $14 was incurred during the three and six months ended June 30, 2005 related to the restricted share awards. Unearned compensation of $667 is recorded in equity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 — EARNINGS PER SHARE
The following table is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share.
Our earnings per share calculation presents only basic earnings per share in cases where the inclusion of the Common Partnership Units and Series A Preferred Units are deemed to be anti-dilutive to earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Income Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	$2,883	$1,459	$1,627	$494
Distributions to Preferred Unitholders	—	—	—	(499)
Allocation of (Income) Loss to Minority Interest from Continuing Operations	(347)	(212)	(208)	105

Income from Continuing Operations	2,536	1,247	1,419	100
Income from Discontinued Operations	111	272	131	550
Gain on sale of hotel asset held for sale	1,161	—	1,161	—
(Income) Loss allocation to Logan Hospitality Joint Venture	(53)	(72)	68	(72)

Numerator for Basic Earnings Per Share — Net Earnings	3,755	1,447	2,779	578

Effect of Dilutive Securities:
Minority Interest	524	261	388	21
Other	—	—	—	—

Numerator for Diluted EPS — Net Income plus Income
Allocated to Common Unitholders	$4,279	$1,708	$3,167	$599

Denominator:
Denominator for basic earnings per share — weighted average shares	20,293,169	15,893,539	20,292,167	14,304,998
Effect of Dilutive Securities:
Restricted Share Awards	23,407	—	11,768	—
Minority Interest — Common Partnership Units	2,842,437	2,842,437	2,842,437	3,179,065

Dilutive Potential Common Shares	2,865,844	2,842,437	2,854,205	3,179,065

Denominator for diluted earnings per share — weighted average shares and units outstanding	23,159,013	18,735,976	23,146,372	17,484,063

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 — EARNINGS PER SHARE (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings Per Share from Continuing Operations
Basic Earnings Per Share	$0.12	$0.07	$0.07	$0.00
Diluted Earnings Per Share	$0.12	$0.07	$0.07	$0.00

Discontinued Operations per Share
Basic Earnings Per Share	$0.06	$0.02	$0.06	$0.04
Diluted Earnings Per Share	$0.06	$0.02	$0.06	$0.04

Earnings Per Share to Common Shareholders
Basic Earnings Per Share	$0.18	$0.09	$0.13	$0.04
Diluted Earnings Per Share	$0.18	$0.09	$0.13	$0.04
NOTE 10 — CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Interest paid during the six months ended June 30, 2005 and 2004 totaled $4,403 and $2,993, respectively.
The following additional non-cash investing and financing activities occurred during the three and six months ended June 30, 2005 and June 30, 2004:

	Six Months Ended
	June 30,
	2005	2004
Common shares issued as part of the Dividend Reinvestment Plan	12	12
Issuance of Stock Awards	682	—
Compensation Expense from vesting of Stock Awards	14	—
Conversion of common LP Units to common stock	—	5,514
Conversion of Series A Preferred Units to common stock	—	17,080
Adjustment to minority interests as a result of the redemption of common LP Units	—	137
Adjustment to minority interests as a result of the redemption of Series A Preferred Units	—	266
NOTE 11 — DISCONTINUED OPERATIONS
In 2004, our Board of Trustees authorized management of the Company to sell the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY which are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2004. The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2005 and 2004.
On May 13, 2005, we completed the disposition of the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY in a sale of the land, improvements and certain personal property to unaffiliated buyers for $20,500, plus transaction costs. Assets sold had a net book value of $18,806 and were classified as assets held for sale on the balance sheet. Debt related to assets held for sale of $12,952 was assumed by the buyers. A note receivable for $1,700 was received as part of the proceeds from the sale of the Doubletree Club. The notes

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 — DISCONTINUED OPERATIONS (Continued)
receivable bears interest at a rate of 12% per annum and is due on April 30, 2006. Interest payments are due quarterly with repayment of the principal due upon maturity. Gain on the sale of the two properties was $1,323 of which $162 was allocated to minority interest in HHLP.
We allocate interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. For the three months ended June 30, 2005 and 2004, we allocated $95 and $152 of interest expense to discontinued operations. For the six months ended June 30, 2005 and 2004, interest expense allocated to the discontinued operations was $290 and $306, respectively.
The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Percentage Lease Revenues — HHMLP	$—	$—	$—	$692
Hotel Operating Revenues	667	1,595	1,941	1,595

Total Revenue	667	1,595	1,941	2,287

Expenses:
Interest expense	95	152	290	306
Hotel Operating Expenses	423	939	1,444	939
Real Estate and Personal Property Taxes and Property Insurance	18	14	48	27
General and Administrative	5	5	10	10
Depreciation and Amortization	—	165	—	330

Total Expenses	541	1,275	1,792	1,612

Income from Discontinued Operations before Minority Interest	126	320	149	675
Allocation to Minority Interest	15	48	18	125

Income from Discontinued Operations	$111	$272	$131	$550

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS
Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights
In July of 2005, the Emerging Issues task Force (EITF) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5), amends the guidance in AICPA Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and states that the presumption of general-partner control would be overcome only when the limited partners have either of two types of rights. The first type—referred to as “kick-out rights”—is the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause.” The second type—referred to as “participating rights”—is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general-partner control. EITF 04-5’s guidance is effective immediately for all newly formed limited partnerships

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company intends to adopt EITF 04-5 immediately for newly formed or modified partnerships and on January 1, 2006 for all existing partnerships. The Company does not expect the adoption of EITF 04-5 to have a material effect on its consolidated financial statements.
NOTE 13 — SUBSEQUENT EVENTS
The quarterly dividend pertaining to the second quarter of 2005 was declared on May 27, 2005 and paid on July 15, 2005 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.
On January 6, 2005, we purchased land in Carlisle, PA for $700 plus closing costs from a related party entity and leased the land to 44 Carlisle Associates, L.P., a related party. In July 2005, 44 Carlisle Associates, L.P. exercised their option to purchase the land from us. The purchase price consisted of $700 for the land plus all fees and expenses.
On February 18, 2005, we purchased land at the Bradley International Airport, Windsor Locks, CT for $1,000 plus closing costs and leased the land to 44 Windsor Locks Associates, LLC, a related party. In addition to the purchase price, the terms of the lease required 44 Windsor Locks Associates, LLC to post a $350 deposit which is included on the Balance Sheet in Due to Related Parties. In July 2005, 44 Windsor Locks Associates, LLC exercised their option to purchase the land from us. The purchase price consisted of $1,000 for the land plus all fees and expenses, and the $350 deposit was returned.
In June, 2005, the Company entered into an agreement to form a joint venture with Waterford Hospitality Group, LLC by creating a newly formed company, named Mystic Partners, LLC. Mystic Partners, LLC plans to acquire a portfolio consisting of nine Marriott and Hilton-branded hotels with 1,707 rooms in Connecticut and Rhode Island and an aggregate value of approximately $250 million. Under the terms of the transaction, the Company will acquire a 66.7 percent preferred equity interest in the seven stabilized properties in the portfolio and a 50 percent preferred equity interest in the two newly developed properties in the portfolio. This joint venture plans to incur approximately $160 million of debt on the individual hotels owned by the venture. The closing of the transaction is subject to certain conditions, including but not limited to the procurement of new franchise agreements (or satisfactory commitments) for each hotel; completion of the contemplated debt financings for the respective properties; and other customary conditions.
On July 1, 2005, the Company acquired a 50% interest in Hiren Boston LLC, which owns and operates the 164-room Courtyard by Marriott in South Boston, Massachusetts. The acquisition includes a 4,000-square-foot restaurant that will be leased to a national restaurant chain. Jiten Management will manage the property.
On July 1, 2005, the Company acquired an interest rate cap with a notional amount of $34,230 to hedge against the variability in cash flows on a variable interest rate debt instrument. The principal of the variable interest rate debt being hedged equals the notional amount of the interest rate cap. The interest rate cap effectively fixes interest payments when LIBOR exceeds 5.0%.
On August 5, 2005, the Company completed a public offering of 2.4 million of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,935.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements contained in this section that are not historical facts are based on current expectations. Words such as “believes”, “expects”, “anticipates”, “intends”, “plans” and “estimates” and variations of such words and similar words also identify forward-looking statements. Our actual results may differ materially, including the following: economic conditions generally and the real estate market specifically; the effect of threats of terrorism and increased security precautions on travel patterns and demand for hotels; the threatened or actual outbreak of hostilities and international political instability; governmental actions; legislative/regulatory changes, including changes to laws governing the taxation of REITs; level of proceeds from asset sales; cash available for capital expenditures; availability of capital; ability to refinance debt; rising interest rates; rising insurance premiums; competition; supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than expected daily room rates; other factors that may influence the travel industry, including health, safety and economic factors; and changes in generally accepted accounting principles, policies and guidelines applicable to REITs. Additional risks are discussed in the company’s filings with the Securities and Exchange Commission. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.
General
As of June 30, 2005, we owned interests in 35 hotels in the eastern United States including four hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of June 30, 2005, we have leased 31 of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of June 30, 2005, we also owned interests in four hotels through joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The hotels owned by the joint ventures are managed by HHMLP pursuant to the terms of certain management agreements.
As all of our hotels have been leased to the TRS Lessee or a joint venture TRS, we are participating more directly in the operating performance of our hotels. Rather than receiving base and percentage lease payments from HHMLP as we did prior to April 1, 2004, the TRS’ will directly receive all revenue from, and be required to fund all expenses relating to, hotel operations. The TRS’ will also be subject to income tax on its earnings.
Operating Results
The following table outlines operating results for the Company’s full portfolio, including all wholly owned hotels and those owned through a joint venture interest, for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2005	2004	Increase	2005	2004	Increase
Rooms Available	300,586	235,269	27.76%	574,120	444,901	29.04%
Rooms Occupied	232,458	167,979	38.39%	400,367	285,099	40.43%
Occupancy	77.33%	71.40%	8.31%	69.74%	64.08%	8.82%
Average Daily Rate	$105.19	$100.58	4.59%	$100.69	$95.14	5.84%
RevPAR	$81.35	$71.81	13.28%	$70.22	$60.97	15.185

Room Revenue	$24,452,440	$16,895,004	44.73%	$40,314,663	$27,124,214	48.63%
Total Revenue	$26,698,368	$19,088,986	39.86%	$44,602,124	$30,711,676	45.23%
Comparison of the three month period ended June 30, 2005 to June 30, 2004.
  Revenue
Our total revenues for the three month period ended June 30, 2005 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately

$21,071 representing an increase of $7,478 or 55.0% compared to total revenues of $13,593 for the three month period ended June 30, 2004. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2004 and improved performance at certain of our hotels.
Since June 30, 2004, the Company has acquired nine hotels and one unconsolidated joint venture interest and has disposed of two properties. Revenues for all nine hotels were recorded from the date of acquisition as Hotel Operating Revenues. Further, the second quarter of 2005 included revenues for a full quarter related to one hotel that was purchased in May 2004. The income from our unconsolidated joint ventures are accounted for utilizing the equity method of accounting, and our portion of the net income from these three joint ventures is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations.
Interest and other revenue increased to approximately $1,105 during the three month period ended June 30, 2005 from $555 in 2004. The Company recorded interest revenue of $911 on its secured development loans during the three month period ended June 30, 2005. Additionally, the Company earned interest on short term investments and escrow accounts of $64 and had other revenue of $130 during the period.
  Expenses
Total operating expenses increased to approximately $16,691 for the three month period ended June 30, 2005 from $11,477 for the three month period ended June 30, 2004.
Hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2004 as mentioned above.
Depreciation and amortization increased from approximately $1,719 in 2004 to $2,410 in 2005, an increase of $691 due to additional depreciation expense incurred for the properties acquired since the comparable period in 2004.
Interest expense increased approximately $1,505 from $1,377 in 2004 to $2,882 in 2005. The increase is related to indebtedness for the properties acquired since the comparable period in 2004.
General and administrative expense increased by approximately $467 from $680 in 2004 to $1,147,000 in 2004. General and administrative expenses increased primarily due to higher compensation expense, increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.
  Net Income
Net Income for the three month period ending June 30, 2005 was approximately $3,755 compared to Net Income of $1,447 for the same period in 2004. Net income includes $1,161 gain, net of gain allocated to minority interest, from the sale of two hotel properties included in hotel assets held for sale. Net income also includes $111 of income from discontinued operations from the two hotel properties that were sold. In addition to the income from discontinued operations, net income was positively impacted due to our asset acquisitions and improved performance at certain of our hotels.
Comparison of the six month period ended June 30, 2005 to June 30, 2004.
  Revenue
Our total revenues for the six month period ended June 30, 2005 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately $33,871 representing an increase of $13,616 or 67.2% compared to total revenues of $20,255 for the six month period ended June 30, 2004. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2004 and improved performance at certain of our hotels and a full six months of hotel operations revenue. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure in place for a portion of the comparable period we previously recorded only percentage lease revenues that are calculated as a percentage of a hotel’s revenues per the lease agreements.
Since June 30, 2004, the Company has acquired nine hotels and one unconsolidated joint venture interest and has disposed of two properties. Revenue for all nine hotels were recorded from the date of acquisition as Hotel Operating Revenues. Further, the second quarter of 2005 included revenues for a full quarter related to one hotel that was purchased in May 2004. The income from our unconsolidated joint ventures are accounted for utilizing the equity method of accounting, and our portion of the net income from these three joint ventures is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations.
Hotel operating revenues also increased as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to 44 New England. As of April 1, 2004, all of our owned hotels were leased to 44 New England, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.
Percentage lease revenue decreased from approximately $1,192 during the period ended June 30, 2004 to $0 in 2005. This decrease is due to the transfer of all of our existing leases with HHMLP to a TRS structure as of April 1, 2004, as mentioned above.
Interest and other revenue increased to approximately $2,170 during the six month period ended June 30, 2005 from $1,140 in 2004. The Company recorded interest revenue of $1,911 on its secured development loans during the six month period ended June 30, 2005. Additionally, the Company earned interest on short term investments and escrow accounts of $101 and had other revenue of $158 during the period.
  Expenses
Total operating expenses increased to approximately $29,986 for the six month period ended June 30, 2005 from $18,359 for the six month period ended June 30, 2004.
Hotel operating expenses increased due to the acquisitions consummated since the comparable period in 2004 as mentioned above and the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for four acquisitions from the date of acquisition.
Depreciation and amortization increased from approximately $3,149 in 2004 to $4,373 in 2005, an increase of $1,224, due to additional depreciation expense incurred for the properties acquired since the comparable period in 2004.
Interest expense increased approximately $2,068 from $2,688 in 2004 to $4,756 in 2005. The increase is related to indebtedness for the properties acquired since the comparable period in 2004.
Real estate and personal property taxes and insurance increased by approximately $164 from $1,663 in 2004 to $1,827 in 2005. The increase is primarily related to additional property taxes incurred at our hotels acquired since March 31, 2004.
General and administrative expense increased by approximately $964 from $1,174 in 2004 to $2,138 in 2004. General and administrative expenses increased primarily due to higher compensation expense, increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.

  Net Income
Net Income for the six month period ending June 30, 2005 was approximately $2,779 compared to Net Income of $578 for the same period in 2004. Net income includes $1,161 gain, net of gain allocated to minority interests, from the sale of two hotel properties included in hotel assets held for sale. Net income also included $131 of income from discontinued operations from the two hotel properties that were sold. In addition to the income from discontinued operations, net income was positively impacted due to our asset acquisitions and improved performance at certain of our hotels.
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
On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option with respect to this offering, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,317. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.
In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts, pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010 and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $401 was recorded for the period ended June 30, 2005. Our cash and cash equivalents balance of $8,058 at June 30, 2005, was primarily due to the unused proceeds from the issuance of these junior subordinated notes.
We currently maintain a $35,000 line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank’s prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of June 30, 2005, we maintained an outstanding balance on our Line of Credit of $1,945 and the interest rate on the line of credit was 6.25%.
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
  Cash Flow Analysis
Net cash provided by operating activities for the six month period ended June 30, 2004 was $5,052 and $6,573, respectively. The decrease in net cash provided by operating activities was primarily the result of an increase escrow and lease deposits and an increase in other assets in the six months ended June 30, 2005. This was offset by an increase in net income, net of the gain on disposition of hotel assets held for sale, and an increase in depreciation expense.
Net cash used in investing activities for the six months ended June 30, 2005 and 2004 increased $120,076, from $36,576 in the six months ended June 30, 2004 compared to $156,652 for the six months ended June 30, 2004. Net cash used for the purchase of hotel properties increased $111,201 in the six months ended June 30, 2005 over the same period in 2004. Also, cash used to invest in development loans to related parties increased $17,032 and cash used for deposits on purchase of hotels increased $6,700 in the six months ended June 30, 2005 over the same period in 2004. These uses of cash were offset by cash provided by the disposition of hotel assets held for sale of $5,570 received during the six months ended June 30, 2005.
Net cash provided by financing activities for the six months ended June 30, 2005 was $138,594 compared to cash provided by financing activities of $8,788 for the six month period ended June 30, 2004. This was primarily the result of an increase of $95,028 in proceeds from mortgages related to hotels acquired during the six months ended June 30, 2005 over the same period in 2004. Also, cash proceeds of $51,448 were received during the six months ended June 30, 2005 form the issuance of junior subordinated notes.
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
The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except per share data)

	Three Months Ending		Six Months Ending
	06/30/05	06/30/04	06/30/05	06/30/04
Net Income applicable to common shares	$3,755	$1,447	$2,779	$578
Less: Gain on sale of assets	(1,161)	—	(1,161)	—
Add:
Depreciation and amortization	2,410	1,719	4,373	3,149
Adjustments for Unconsolidated Joint Ventures	259	162	516	322

Funds from Operation	$5,263	$3,328	$6,507	$4,049

FFO was $5,263 for the three month period ended June 30, 2005, which was an increase of $1,935, over FFO in the comparable period in 2004, which was $3,328. FFO was $6,507 for the six month period ended June 30, 2005, which was an increase of $2,458, over FFO in the comparable period in 2004, which was $4,049. The increase in FFO was primarily a result of a strengthened economy; the benefits of asset acquisitions since June 30, 2004; the conversion of fixed and percentage leases with HHMLP to leases with the TRS Lessee since April 1, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and continued attention to the average daily rate. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. As of June 30, 2005, the TRS leased 31 properties from the Partnership, and is subject to taxation as a c-corporation. During 2004, all of our fixed and percentage leases have either expired or been terminated, and the Company now records the hotel operating revenues and expenses directly on its books.
FFO was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase. FFO was also negatively impacted by increases in our general and administrative expenses during the period ended June 30, 2005 as a result of additional compensation, legal and accounting expenses incurred during the period.
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
  Stock Compensation
We apply SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 123R, “Share-Based Payments” whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant –date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. We granted 71,000 shares of Stock Awards in the second quarter of 2005, at fair value of $9.60 per share vesting over four years. This resulted in $14 in compensation expense for the three and six month periods ended June 30, 2005. There were no options issued during the six month period ending June 30, 2005 or 2004.
  Allowance for Doubtful Accounts
Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts.
  Derivatives
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, the derivative was used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.
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
Impact of FIN 46
The Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities (VIE’s), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003 and a further interpretation of FIN 46 in December 2003 (“FIN 46-R” and FIN 46, collectively “FIN 46”). FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in any variable interest entity (“VIE”) through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements. We have adopted FIN 46 effective as of March 31, 2004.

During the second quarter of 2005, the we formed Hersha Statutory Trust I and Hersha Statutory Trust II, Delaware statutory trusts (collectively, the Hersha Statutory Trusts), to collectively issue $50,000 of trust preferred securities in private placements. we acquired, for $1,548, residual interests (common securities) in the Hersha Statutory Trusts. Preferred equity securities of $25,000 issued by Hersha Statutory Trust I will mature on June 30, 2035 and the remaining $25,000 preferred equity securities issued by Hersha Statutory Trust II will mature on July 30, 2035 at par. The preferred equity securities issued by Hersha Statutory Trust I and Hersha Statutory Trust II may be redeemed by the trusts beginning on June 30, 2010 and July 30, 2010, respectively. The holders of both the preferred equity and common securities will receive quarterly distributions from the Hersha Statutory Trusts, at a fixed rate of 7.34% per annum through June 30, 2010 for Hersha Statutory Trust I and 7.173% per annum through July 30, 2010 for Hersha Statutory Trust II. Subsequent to June 30, 2010 for Hersha Statutory Trust I and July 30, 2010 for Hersha Statutory Trust II, holders of the trusts preferred equity and common securities will receive quarterly distributions at a variable rate of LIBOR plus 3.0% pre annum.
The Hersha Statutory Trusts used the proceeds from the issuance of the preferred and common securities to acquire $51,548 of junior subordinated notes from HHLP pursuant to indenture agreements. The note acquired by Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The note acquired by Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note acquired by Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010 and the note acquired by Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for Hersha Statutory Trust I and July 30, 2010 for Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.
The Hersha Statutory Trusts are variable interest entities under FIN 46, because the equity holders at risk hold no substantial decision-making rights. The Company’s investment is financed directly by HHLP and therefore it is not considered at risk. Because HHLP is not the primary beneficiary in the Hersha Statutory Trusts, the accounts of the trusts are not consolidated with and into HHLP. HHLP’s investment in the Hersha Statutory Trusts is accounted for using the equity method of accounting and is presented on our consolidated balance sheet as an other asset.
The proceeds received by HHLP in exchange for the notes were used to fund acquisitions of hotel properties, pay down outstanding borrowings under our revolving credit facility and for general corporate purposes. The notes are presented on our consolidated balance sheet in Mortgages and Notes Payable.
In addition to our relationship with the Hersha Statutory Trusts, our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT/CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; HPS Seaport LLC & BCM, LLC; 44 Fifth Avenue, LLC; 5444 Associates, LP; Brisam Hotel, LLC; Metro Ten Hotels, LLC; 44 Windsor Locks Hospitality, LLC; 44 Carlisle Associates, LP; PRA Suites at Glastonbury, LLC; and 44 Hersha Norwich Associates, LLC. Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, none of these entities was determined to be a variable interest entity.
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
Subsequent Events
The quarterly dividend pertaining to the second quarter of 2005 was declared on May 27, 2005 and paid on July 15, 2005 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.
On July 1, 2005, the Company acquired a 50% interest in Hiren Boston LLC, which owns and operates the 164-room Courtyard by Marriott in South Boston, Massachusetts. The acquisition includes a 4,000-square-foot restaurant that will be leased to a national restaurant chain. Jiten Management will manage the property.
On January 6, 2005, we purchased land in Carlisle, PA for $700 plus closing costs from a related party entity and leased the land to 44 Carlisle Associates, L.P., a related party. In July 2005, 44 Carlisle Associates, L.P. exercised their option to purchase the land from us. This purchase price consisted of $700 for the land plus all fees and expenses.
On February 18, 2005, we purchased land at the Bradley International Airport, Windsor Locks, CT for $1,000 plus closing costs and leased the land to 44 Windsor Locks Associates, LLC, a related party. In addition to the purchase price, the terms of the lease required 44 Windsor Locks Associates, LLC to post a $350 deposit which is included on the Balance Sheet in Due to Related Parties. In July 2005, 44 Windsor Locks Associates, LLC exercised their option to purchase the land from us. This purchase price consisted of $1,000 for the land plus all fees and expenses, and the $350 deposit was returned.
In June, 2005, the Company entered into a joint venture with Waterford Hospitality Group, LLC to create a newly formed company, named Mystic Partners, LLC. Mystic Partners, LLC, plans to acquire a portfolio consisting of nine Marriott and Hilton-branded hotels with 1,707 rooms in Connecticut and Rhode Island and an aggregate value of approximately $250 million. Under the terms of the transaction, the Company will acquire a 66.7 percent preferred equity interest in the seven stabilized properties in the portfolio and a 50 percent preferred equity interest in the two newly developed properties in the portfolio. This joint venture plans to incur approximately $160 million of debt on the individual hotels owned by the venture. The closing of the transaction is subject to certain conditions, including but not limited to the procurement of new franchise agreements (or satisfactory commitments) for each hotel; completion of the contemplated debt financings for the respective properties; and other customary conditions.
On July 1, 2005, the Company acquired an interest rate cap with a notional amount of $34,230 to hedge against the variability in cash flows on a variable interest rate debt instrument. The principal of the variable interest rate debt being hedged equals the notional amount of the interest rate cap. The interest rate cap effectively fixes interest payments when LIBOR exceeds 5.0%.
On August 5, 2005, the Company completed a public offering of 2.4 million of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,935.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At June 30, 2005, we maintained a balance of $1,945,000 under our Line of Credit. The total floating rate mortgages payable of $69,768,820 had a current weighted average interest rate of 6.34%. The total fixed rate mortgages payable of $176,443,904 had a current weighted average interest rate of 6.84%. The carrying value of all of our fixed rate debt approximates fair value.
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
Approximately 71.7% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 28.3% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of June 30, 2005 was approximately 6.70%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended June 30, 2005, our interest expense for the three month and six month period ended June 30, 2005 would have been increased or decreased by approximately $167 and $227, respectively.
We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at June 30, 2005, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate Debt	$1,074	$1,773	$4,494	$18,833	$13,983	$136,286	$176,444
Average Interest Rate	6.79%	6.79%	6.75%	6.80%	6.83%	6.83%	6.80%

Floating Rate Debt	$229	$640	$761	$35,029	$840	$32,271	$69,769
Average Interest Rate	6.16%	6.17%	6.17%	6.08%	6.08%	6.08%	6.12%
The table incorporates only those exposures that existed as of June 30, 2005 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.
At June 30, 2005, derivatives with a fair value of $231,853 were included as liabilities. The change in net unrealized gains for the three month and six month periods ending June 30, 2005 for derivatives designated as cash flow hedges was approximately $3,000 and $7,000, respectively, and is separately disclosed in the statement of operations. This interest rate derivative matures in July 2009.
Item 4. Controls and Procedures.
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

Changes in Internal Control Over Financial Reporting
In response to the material weaknesses described in the Company’s Annual Report of Form 10-K/A filed on May 2, 2004, subsequent to December 31, 2004, the Company has taken, and intends to take further, remedial measures in response to these identified material weaknesses. To date, those remedial measures include the following:
•	The Company has hired additional qualified accounting personnel with experience in applying U.S. GAAP, including a Chief Accounting Officer whose responsibilities were previously performed by the Chief Financial Officer and Treasurer.

•	The establishment of additional procedures to more thoroughly prepare and review its financial statements prior to release of financial information.

•	The Company has changed third party payroll service providers, and the new provider is able to provide a report known as a Type II SAS 70 Report, which evaluates and tests design and operating effectiveness of certain internal controls allowing management to better evaluate the controls over the payroll process.

•	The Company is taking steps to better inform and train hotel level accounting employees of its management company regarding the internal control activities associated with revenue accounting.

•	The Company has hired a nationally recognized accounting firm to assist us with implementing and monitoring these remedial actions and to assess their sufficiency and the need for any additional remedial actions.

•	The Company installed a new accounting information system to process accounting information for its hotel properties.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Default Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of the shareholders (the “Annual Meeting”) of the Company was held on Thursday, May 26, 2005. At the Annual Meeting, the shareholders of the Company voted as follows:
1) The election of the following Class II trustees to serve until the annual meeting of shareholders in 2007:

TRUSTEE	FOR	AGAINST	WITHHOLD	BROKER NON-VOTES

Hasu P. Shah	18,073,928	0	192,347	0

Michael A. Leven	18,089,338	0	176,937	0

K.D. Patel	18,084,574	0	181,700	0

John M. Sabin	18,089,625	0	176,650	0
2) The ratification of the appointment of KPMG LLP to serve as independent auditors of the Company to serve for 2005:

FOR	AGAINST	WITHHOLD	BROKER NON-VOTES
18,256,955	5,028	4,291	0
Item 5. Other Information.
None.
Item 6. Exhibits.
(a)	Exhibits Required by Item 601 of Regulation S-K.

1.1	Underwriting Agreement, dated July 29, 2005, by and between Hersha Hospitality Trust, Wachovia Capital Markets, LLC and UBS Securities LLC (previously filed with the SEC as Exhibit 1.1 to the Current Report on Form 8-K filed on August 2, 2005, and incorporated by reference herein).

3.1	Articles Supplementary to the Amended and Restated Declaration of Trust of the Registrant Designating the Terms of the 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (previously filed with the SEC as Exhibit 3.2 to the Form 8-A filed on August 3, 2005, and incorporated by reference herein).

4.1	Junior Subordinated Indenture, dated as of May 13, 2005, between the Company and JPMorgan Chase Bank, National Association, as trustee (previously filed with the SEC as Exhibit 4.1 to the Current Report on Form 8-K filed on May 17, 2005, and incorporated by reference herein).

4.2	Amended and Restated Trust Agreement, dated as of May 13, 2005, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust. (previously filed with the SEC as Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2005, and incorporated by reference herein).

4.3	Form of Junior Subordinated Note (included in Exhibit 4.1 hereto).

4.4	Form of Trust Preferred Security Certificate (included in Exhibit 4.2 hereto).

4.5	Junior Subordinated Indenture, dated as of May 31, 2005, between the Company and Wilmington Trust Company, as trustee (previously filed with the SEC as Exhibit 4.1 to the Current Report on Form 8-K filed on June 6, 2005, and incorporated by reference herein).

4.6	Amended and Restated Trust Agreement, dated as of May 31, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust (previously filed with the SEC as Exhibit 4.2 to the Current Report on Form 8-K filed on June 6, 2005, and incorporated by reference herein).

4.7	Form of Junior Subordinated Note (included in Exhibit 4.5 hereto).

4.8	Form of Trust Preferred Security Certificate (included in Exhibit 4.6 hereto).

4.9	Form of 8.00% Series A Cumulative Redeemable Preferred Share certificate (previously filed with the SEC as Exhibit 3.4 to the Form 8-A filed on August 3, 2005, and incorporated by reference herein).

8.1	Tax opinion of Hunton & Williams LLP (previously filed with the SEC as Exhibit 8.1 to the Form 8-K filed on August 8, 2005, and incorporated by reference herein).

10.1	Purchase Agreement, dated as of May 11, 2005, among the Company, the Trust and Merrill Lynch International (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2005, and incorporated by reference herein).

10.2	Agreement of Purchase and Sale, dated as of May 13, 2005, by and between Metro Two Hotel, LLC and CNR Queens Hospitality, LLC (previously filed with the SEC as Exhibit 10.1 exhibit to the Current Report on Form 8-K filed on May 19, 2005, and incorporated by reference herein).

10.3	Purchase and Sale Agreement, dated as of May 13, 2005, by and between 5544 JFK III Associates and Metro Sai Hospitality L.L.C (previously filed with the SEC as Exhibit 10.2 to the Current Report on Form 8-K filed on May 19, 2005, and incorporated by reference herein).

10.4	Placement Agreement, dated as of May 31, 2005, among the Company, the Trust and Credit Suisse First Boston LLC (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2005, and incorporated by reference herein).

10.5	Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Group Limited Partnership (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2005, and incorporated by reference herein).

10.6	Form of Limited Liability Company Agreement of Mystic Partners, LLC (previously filed with the SEC as Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2005, and incorporated by reference herein).

10.7	Form of Management Agreement between Lessee and Waterford Hotel Group, Inc. (previously filed with the SEC as Exhibit 10.3 to the Current Report on Form 8-K filed on June 21, 2005, and incorporated by reference herein).

10.8	Form of Limited Liability Company Agreement of Leaseco, LLC (previously filed with the SEC as Exhibit 10.4 to the Current Report on Form 8-K filed on June 21, 2005, and incorporated by reference herein).

10.9	Offer Letter, dated May 18, 2005 by and between Hersha Hospitality Trust and Michael R. Gillespie (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2005, and incorporated by reference herein).

10.10	Change of Control Agreement, dated July 1, 2005, by and between Hersha Hospitality Trust and Michael R. Gillespie (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2005, and incorporated by reference herein).

10.11	Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, by and between Hersha Hospitality Trust and Hersha Hospitality Limited Partnership, dated August 5, 2005 (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2005, and incorporated by reference herein).

23.1	Consent of Reznick Group (previously filed with the SEC as Exhibit 23.1 to the Current Report on Form 8-K filed on July 20, 2005, and incorporated by reference herein).

23.2	Consent of Dworken, Hillman, LaMorte & Sterczala, P.C. (previously filed with the SEC as Exhibit 23.1 to the Current Report on Form 8-K/A filed July 20, 2005, and incorporated by reference herein).

23.3	Consent of PricewaterhouseCoopers (previously filed with the SEC as Exhibit 23.1 to the Current Report on Form 8-K/A filed July 25, 2005, and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated June 27, 2005, announcing the appointment of Michael R. Gillespie as Chief Accounting Officer (previously filed with the SEC as Exhibit 99.1 to the Current Report on Form 8-K filed on June 27, 2005, and incorporated by reference herein).

99.2	Financial Statements of Business Acquired (previously filed with the SEC as Exhibit 99.1 to the Current Report on Form 8-K filed on July 20, 2005, and incorporated by reference herein).

99.3	Pro Forma Financial Statements (previously filed with the SEC as Exhibit 99.2 to the Current Report on Form 8-K filed on July 20, 2005, and incorporated by reference herein).

99.4	Press Release with respect to the underwriting agreement related to the public offering of Series A Preferred Shares, dated July 29, 2005 (previously filed with the SEC as Exhibit 99.1 to the Current Report on Form 8-K filed on August 2, 2005, and incorporated by reference herein).

99.5	Pro Forma Financial Statements (previously filed with the SEC as Exhibit 99.2 to the Current Report on Form 8-K/A filed on August 3, 2005, and incorporated by reference herein).

99.6	Press release dated August 8, 2005 (previously filed with the SEC as Exhibit 99.1 to the Current Report on Form 8-K filed on August 8, 2005, and incorporated by reference herein).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2005	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer