Form 10-Q/A
period 2005-06-30
HERSHA HOSPITALITY TRUST
filed 2005-08-11
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Hersha Hospitality Trust is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 9, 2005 (the “Form 10-Q”), to correct the following information contained in the initial filing:

•	Distributions in Excess of Net Earnings on the Consolidated Balance Sheet as of June 30, 2005 (unaudited) on page 4 was changed from $(136,030) to $(20,355);
•	the aggregate interest expense incurred under mortgages payable during the three months ended June 30, 2005 and the six months ended June 30, 2005, in “Note 5 - Debt” on page 17 was changed from $2,268 to $2,409 and $4,087 to $4,366, respectively;
•	the Percent Increase in RevPAR for the Six Months Ended June 30, 2005 and 2004 in the table on page 26 was changed from 15.185 to 15.18%; and
•	the presentation of general and administrative expense increase from 2004 to 2005 in the last paragraph following the heading “Expenses” on page 27 was changed from $1,147,000 to $1,147.

No other changes were made. This Amendment No.1 to the Form 10-Q, continues to speak as of the date of the original filing of the Form 10-Q, and we have not updated the disclosures therein to reflect any event that occurred at a later date. The filing of this Amendment No.1 to Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2005 [UNAUDITED] AND DECEMBER 31, 2004
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	Unaudited	December 31,
	June 30, 2005	2004
COMMITMENTS AND CONTINGENCIES

Minority Interest:

Common Units	16,143	16,779
Joint Venture Interest in Logan Hospitality	2,096	2,050

Total Minority Interest	18,239	18,829

Shareholders’ Equity:

Preferred Shares — Series A, $.01 Par Value, 10,000,000 Shares Authorized, None Issued and Outstanding	—	—

Common Shares — Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized, 20,364,267 and 20,289,345 Shares Issued and Outstanding at June 30, 2005 and December 31, 2004, Respectively	204	203

Common Shares — Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	—	—

Other Comprehensive Income	100	33

Unearned Compensation	(667)	—

Additional Paid-in Capital	136,030	135,363

Distributions in Excess of Net Earnings	(20,355)	(15,807)

Total Shareholders’ Equity	115,312	119,792

Total Liabilities and Shareholders’ Equity	$399,383	$261,021

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

NOTE 5 — DEBT
Mortgages and Notes Payable
The total mortgages payable balance at June 30, 2005 and December 31, 2004 was $246,213 and $110,819, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. Of our total mortgages payable balance at December 31, 2004, $13,058, related to mortgages on assets held for sale. The properties related to these mortgages were sold during the second quarter of 2005 and the related mortgages were assumed by the buyer or paid off at closing. The maturities for the outstanding mortgages ranged from May 2007, to July, 2015. Aggregate interest expense incurred under the mortgages payable totaled $2,409 and $1,529 during the three months ended June 30, 2005 and 2004, respectively and $4,366 and $2,994 during the six months ended June 30, 2005 and 2004, respectively.
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

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2005	2004	Increase	2005	2004	Increase
Rooms Available	300,586	235,269	27.76%	574,120	444,901	29.04%
Rooms Occupied	232,458	167,979	38.39%	400,367	285,099	40.43%
Occupancy	77.33%	71.40%	8.31%	69.74%	64.08%	8.82%
Average Daily Rate	$105.19	$100.58	4.59%	$100.69	$95.14	5.84%
RevPAR	$81.35	$71.81	13.28%	$70.22	$60.97	15.18%

Room Revenue	$24,452,440	$16,895,004	44.73%	$40,314,663	$27,124,214	48.63%
Total Revenue	$26,698,368	$19,088,986	39.86%	$44,602,124	$30,711,676	45.23%
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
General and administrative expense increased by approximately $467 from $680 in 2004 to $1,147 in 2005. General and administrative expenses increased primarily due to higher compensation expense, increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.
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

August 10, 2005	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer