Form 10-Q
period 2005-09-30
HERSHA HOSPITALITY TRUST
filed 2005-11-09
CIK 1063344

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No *

As of September 30, 2005, the number of outstanding common shares was 20,364,928.

Hersha Hospitality Trust
Table of Contents for Form 10-Q Report

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2005 [UNAUDITED] AND DECEMBER 31, 2004
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	Unaudited September 30, 2005	December 31, 2004

Assets:
Cash and cash equivalents	$19,475	$20,614
Investment in Hotel Properties, net of Accumulated Depreciation	294,642	163,923
Hotel Assets Held for Sale	3,403	18,758
Notes Receivable	1,784	103
Escrow Deposits	5,210	2,046
Development Loans Receivable from Related Parties	48,369	36,550
Hotel Accounts Receivable	3,560	1,776
Deferred Costs, net of Accumulated Amortization of $1,467 and $1,101	4,910	1,860
Due from Related Parties	9,248	4,482
Investment in Joint Ventures	47,044	9,069
Interest Rate Derivative	28	----
Other Assets	10,061	1,840

Total Assets	$447,734	$261,021

Liabilities and Shareholders’ Equity:

Mortgages and Notes Payable	$242,326	$97,761
Debt and Capital Lease Payable Related to Hotel Assets Held for Sale	393	13,058
Line of Credit	139	1,027
Capital Lease Payable	21	447
Advance Deposits	214	108
Interest Rate Derivative	67	306
Dividends and Distributions Payable	4,877	4,164
Due to Related Parties	3,074	129
Accounts Payable and Accrued Expenses	7,305	5,400

Total Liabilities	$258,416	$122,400

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2005 [UNAUDITED] AND DECEMBER 31, 2004
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	Unaudited September 30, 2005	December 31, 2004
COMMITMENTS AND CONTINGENCIES

Minority Interest:

Common Units	$15,975	$16,779
Joint Venture Interest in Logan Hospitality	1,860	2,050

Total Minority Interest	$17,835	$18,829

Shareholders’ Equity:

Preferred Shares — $.01 Par Value, 10,000,000 shares authorized, 8.0% Series A, 2,400,000 and -0- Shares Issued and Outstanding at September 30, 2005 and December 31, 2004, Respectively	24	—

Common Shares — Priority Class A, $.01 Par Value, 50,000,000 Shares Authorized, 20,364,928 and 20,289,345 Shares Issued and Outstanding at September 30, 2005 and December 31, 2004, Respectively	204	203

Common Shares — Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	—	—

Other Comprehensive Income	267	33

Unearned Compensation	(625)	—

Additional Paid-in Capital	193,882	135,363

Distributions in Excess of Net Earnings	(22,269)	(15,807)

Total Shareholders’ Equity	171,483	119,792

Total Liabilities and Shareholders’ Equity	$447,734	$261,021

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2005	Restated September 30, 2004	September 30, 2005	Restated September 30, 2004
Revenue:
Percentage Lease Revenues — HHMLP	$—	$—	$—	$1,192
Hotel Operating Revenues	24,750	16,240	58,878	34,379

Total Revenue	$24,750	$16,240	$58,878	$35,571

Expenses:
Hotel Operating Expenses	$14,160	$9,420	$35,830	$20,825
Land Leases	108	49	325	316
Real Estate and Personal Property Taxes and Property Insurance	1,188	769	2,966	2,325
General and Administrative	1,097	671	3,229	1,840
Unrealized (Gain) on Derivatives	(4)	119	(11)	119
Depreciation and Amortization	3,112	1,873	7,371	4,877

Total Operating Expenses	$19,661	$12,901	$49,710	$30,302

Operating Income	$5,089	$3,339	$9,168	$5,269

Other Income (Expense
Interest Income	156	16	257	135
Interest Income — Secured Loans Related Party	1,163	257	3,074	968
Interest Income — Secured Loans	-	158	-	329
Other Revenue	143	35	300	174
Interest Expense	(4,525)	(1,662)	(9,264)	(4,345)

Income before income from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	$2,026	$2,143	$3,535	$2,530

Income from Unconsolidated Joint Venture Investments	522	261	850	407

Income before Distribution to Preferred Unitholders, Minority Interests and Discontinued Operations	$2,548	$2,404	$4,385	$2,937

Distributions to Preferred Unitholders	—	—	—	499
Income (Loss) Allocated to Minority Interest in Continuing Operations	309	434	479	409

Income from Continuing Operations	$2,239	$1,970	$3,906	$2,029

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	-	-	1,161	-
Income from Discontinued Operations	222	288	168	807

Net Income	$2,461	$2,258	$5,235	$2,836
Preferred Distributions	720	—	720	—

Net Income applicable to Common Shareholders	$1,741	$2,258	$4,515	$2,836

 The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	September 30, 2005	Restated September 30, 2004	September 30, 2005	Restated September 30, 2004

Earnings Per Share from Continuing Operations
Basic	$0.08	$0.12	$0.16	$0.14
Diluted	$0.08	$0.12	$0.16	$0.13

Discontinued Operations Per Share
Basic	$0.01	$0.02	$0.06	$0.05
Diluted	$0.01	$0.01	$0.06	$0.05

Earnings Per Share
Basic	$0.09	$0.14	$0.22	$0.19
Diluted	$0.09	$0.13	$0.22	$0.18

Weighted Average Shares Outstanding
Basic	20,293,827	16,621,875	20,292,727	15,082,927
Diluted	23,207,264	19,464,312	23,166,893	18,148,964

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	September 30, 2005	September 30, 2004
Operating activities:
Net Income	$5,235	$2,836
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of hotel assets	(1,323)	—
Depreciation	7,451	5,328
Amortization	434	142
Income allocated to minority interests	659	588
Equity in income of unconsolidated joint ventures	(850)	(452)
Distributions from unconsolidated joint ventures	974	—
Gain recognized on change in fair value of derivative instrument	(11)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,784)	(2,694)
Escrow and lease deposits	(3,164)	—
Lease payments receivable — related party	—	2,590
Other assets	(3,138)	(1,259)
Due from related party	(5,580)	(1,203)
Increase (decrease) in:
Advance deposits	106	187
Due to related party	2,945	931
Accounts payable and accrued expenses	1,836	3,660

Net cash provided by operating activities	$3,790	$10,654

Investing activities:
Purchase of hotel property assets	(135,488)	(51,898)
Capital expenditures	(2,063)	(2,484)
Proceeds from disposition of hotel assets held for sale	7,656	—
Escrow deposits	—	342
Investment in common stock of Trust entities	(1,548)	—
Purchase of intangible assets	(346)	—
Investments in notes receivable and interest bearing deposits	(4,429)	(11,000)
Repayment of notes receivable and interest bearing deposits	1,762	15,133
Repayment of development loans to related parties	4,550	---
Investment in development loans to related parties	(23,369)	(3,000)
Advances and capital contributions to unconsolidated joint ventures	(38,098)	(4,509)
Distributions to consolidated joint venture interest	198	—
Contributions from consolidated joint venture interest	(327)	—

Net cash used in investing activities	$(191,502)	$(57,416)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	September 30, 2005	September 30, 2004
Financing activities:
Proceeds from borrowings under line of credit	133,580	22,541
Repayment of borrowings under line of credit	(134,468)	(22,541)
Principal repayment of mortgages and notes payable	(5,765)	(4,897)
Proceeds from mortgages and notes payable	150,191	24,375
Cash paid for interest rate cap	(23)	—
Cash paid for deferred finance costs	(2,296)	—
Cash received from sale of common stock, net	—	38,507
Cash received from sale of preferred stock, net	57,855	—
Redemption of common partnership units	—	(8,951)
Preferred distributions paid on Series A Preferred Units	—	(497)
Dividends paid on common shares	(10,953)	(7,615)
Distributions paid on common partnership units	(1,548)	(1,707)

Net cash provided by financing activities	186,573	39,215

Net decrease in cash and cash equivalents	(1,139)	(7,547)
Cash and cash equivalents — beginning of period	20,614	40,707

Cash and cash equivalents — end of period	$19,475	$33,160

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
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

On August 5, 2005, the Company completed a public offering of 2.4 million of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,855. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC (“Mystic”) and SB Partners, LLC (“SB Partners”). The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

As of September 30, 2005, the Company, through the Partnership and subsidiary partnerships, owned thirty-one limited and full service hotels. All of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. Prior to April 1, 2004, eight owned hotels were leased to Hersha Hospitality Management, LP (“HHMLP”), a Pennsylvania limited partnership. As of April 1, 2004, the Company terminated these eight leases with HHMLP and leased the hotels to 44 New England.

In addition to the wholly owned hotel properties, as of September 30, 2005, the Company owned joint venture interests in twelve properties. The Hampton Inn, (Manhattan) Chelsea, NY, owned in a joint venture with CNL, is leased to Hersha/CNL TRS Inc., a TRS wholly-owned by that joint venture. The Hilton Garden Inn, Glastonbury, CT, owned in a joint venture, is leased to Hersha PRA TRS, Inc., a TRS wholly-owned by that joint venture. The Four Points by Sheraton, Revere, MA owned in a joint venture, is leased to Revere Hotel Group, LLC, a TRS owned by that joint venture, and the Courtyard by Marriot in Ewing, NJ, is leased to Hersha Inn America TRS Inc., a TRS owned by that joint venture. On July 1, 2005, the Company acquired an interest in Hiren Boston, LLC (“Hiren”). Hiren acquired the Courtyard by Marriott in Dorchester, MA which is leased to South Bay Boston, LLC (“South Bay”); a entity owned 49.9% by 44 New England and 50.1% by the Company’s partners in the joint venture. South Bay is a variable interest entity and is consolidated into Hiren, its primary beneficiary. Also during the third quarter of 2005, the Company acquired an interest in Mystic, which, through September 30, 2005, acquired seven properties in Connecticut and Rhode Island. Each of the seven properties is owned by an entity that is consolidated by Mystic. Each of the seven properties is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC (“Mystic Leaseco”). Mystic Leaseco is owned by 44 New England and the Company’s joint venture partner in Mystic in the same proportion as the Company’s and its joint venture partner’s interests in Mystic. Mystic Leaseco is a variable interest entity and is consolidated by Mystic, its primary beneficiary.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

We have consolidated the operations of the Logan Hospitality joint venture that owns the Four Points by Sheraton, Revere, MA because Logan Hospitality is a voting interest entity and the Company owns a majority voting interest in the venture. Mystic is a variable interest entity, however we are not the primary beneficiary and Mystic is not consolidated by the Company. The other remaining joint ventures are voting interest entities and, along with Mystic, are accounted for under the equity method.

44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. HHMLP serves as the manager for all of the owned assets and joint venture assets, except for the properties owned by Mystic and Hiren, which are managed by parties related to our partners in those joint ventures. HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary Partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated.

Consolidated entities are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. The minority interest balance in the accompanying balance sheets represents the limited partners’ interest in the net assets of the Partnership and the joint venture partner’s ownership interests in the consolidated net assets. Net operating results of the Partnership are allocated based on their respective partners’ ownership interests. Our ownership interest in the Partnership as of September 30, 2005 and 2004 was 87.8% and 87.7%, respectively.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
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

In addition to our relationship with the Hersha Statutory Trusts, our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT/CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; HPS Seaport LLC & BCM, LLC; 44 Fifth Avenue, LLC; 5444 Associates, LP; Metro Ten Hotels, LLC; PRA Suites at Glastonbury, LLC; Mystic Partners, LLC, Mystic Partners Leaseco, LLC: Hiren Boston, LLC: and South Bay Boston, LLC.

Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, none of these entities was determined to be a variable interest entity, except Mystic, Mystic Leaseco, and South Bay.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 31 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended September 30, 2005. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps limit the Company’s exposure to increasing interest payments when interest rates increase. During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consist of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Land	$28,435	$13,865
Buildings and Improvements	261,766	146,910
Furniture, Fixtures and Equipment	38,520	30,131

	328,721	190,906
Less Accumulated Depreciation	(34,079)	(26,983)

Total Investment in Hotel Properties	$294,642	$163,923

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

On June 16, 2005, the Company acquired the Courtyard by Marriott in Brookline, MA, which has 188 rooms.

The purchase price, including transaction costs, and the allocation of purchase price to land; building and improvements; lease intangibles; furniture, fixtures and equipment; and franchise fees and loan costs is as follows:

Hotel	Land	Buildings and Improv.	Furniture, Fixtures, & Equipment	Franchise Fees and Loan Costs	Lease Intangible	Total Purchase Price
Fairfield Inn, Laurel, MD	$927	$6,091	$344	$44	$—	$7,406
Hampton Inn, New York, NY	5,472	23,210	2,378	547	—	31,607
McIntosh Portfolio	8,171	39,995	1,572	735	—	50,473
Courtyard by Marriott, Brookline, MA	N/A	47,365	3,760	259	3,570	54,954

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	September 30, 2005
	Three Months Ended	Nine Months Ended
Pro Forma Total Revenues	$24,750	$66,362
Pro Forma Income from Continuing Operations	$2,239	$3,648
Pro Forma Income from Continuing Operations per Common Share — Basic	$0.11	$0.18
Pro forma Income from Continuing Operations per Common Share — Diluted	$0.11	$0.18

Weighted Average Common Shares Outstanding
Basic	20,293,827	20,292,727
Diluted	23,207,264	23,166,893

Assets Held for Sale consisted of the following at September 30, 2005 and December 31, 2004:
	September 30, 2005	December 31, 2004
Land	$—	$3,050
Buildings and improvements	2,641	15,110
Furniture, fixtures and equipment	1,118	2,036

	3,759	20,196
Less accumulated depreciation	(356)	(1,438)

	$3,403	$18,758

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — NOTES RECEIVABLE

On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200 of which $59 and $103 were outstanding as of September 30, 2005 and December 31, 2004, respectively. The note is unsecured and bears interest at 12%. On July 1, 2005 this note was extended to December 31, 2005 with all other terms remaining unchanged. For the three and nine months ended September 30, 2005, we recorded interest income of $2 and $5, respectively, which is included in “Interest Income” on the statement of operations.

On May 13, 2005, in connection with the sale of the Doubletree Club, Jamaica, NY, we provided financing in the amount of $1,700 to the buyer. The note receivable bears interest at a rate of 12% per annum and is due on April 30, 2006. Interest payments are due quarterly with repayment of the principal due upon maturity. The balance as of September 30, 2005 was $1,700. For the three and nine months ended September 30, 2005, we recorded interest income of $79 and $107, respectively, which is included in “Interest Income” on the statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
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

We entered into a joint venture with an unaffiliated hotel management company, pursuant to which we acquired on July 1, 2005 a 49.9% interest in Hiren, the owner of a 164 room Courtyard by Marriott in South Boston, Massachusetts, for approximately $5,031, including settlement costs of approximately $331. This hotel will be leased to South Bay, a joint venture owned by our wholly-owned TRS and our joint venture partner, and managed by an affiliate of our joint venture partner that is not affiliated with our company. The Hiren joint venture agreement provides for a 10% preferred return during the first two years of the venture based on our equity interest in Hiren. Cash distributions will be made from cash available for distribution, first, to HHLP to provide an 10% annual non-compounded return on our unreturned capital contributions and then to our joint venture partner to provide an 10% annual non-compounded return of their unreturned contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 50% to HHLP. Subsequent to this initial two year period, cash distributions will be made 50% to HHLP and 50% to our joint venture partners in Hiren. In accordance with AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9), Hiren will allocate income to HHLP and our joint venture partners consistent with the allocation of cash distributions and liquidating distributions.

HHLP entered into a joint venture with Waterford Hospitality and Mystic Hotel Investors, LLC ("MHI," and together with Waterford, the "Waterford Parties"), pursuant to which the parties agreed to establish Mystic Partners, LLC. The Waterford Parties agreed to contribute to Mystic Partners its membership interests (the "Membership Interests") in a portfolio of nine entities, each of which was either wholly-owned or majority-owned by the Waterford Parties (the "Owners"). These entities own nine Marriott- or Hilton-branded hotels in Connecticut and Rhode Island with an aggregate fair value of approximately $250.0 million. Hersha agreed to contribute to Mystic Partners approximately $52.0 million in cash, subject to adjustment, in exchange for a 66.7% preferred equity interest in the seven stabilized hotel properties in the portfolio and a 50% preferred equity interest in the two newly-developed hotel properties in the portfolio, subject to minority interest participations in certain hotels. The Mystic Partners joint venture agreement provides for a 8.5% preferred return based on our preferred equity interest in the stabilized and newly-developed hotel properties. Cash distributions will be made from cash available for distribution, first, to HHLP to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to the Waterford Parties to provide an 8.5% annual non-compounded return of their unreturned contributions. The 8.5% returns are not cumulative. Any remaining cash available for distribution will be distributed to HHLP 56.7%, with respect to the net cash flow from the stabilized properties, and 35%, with respect to the net cash flow from the newly-developed properties. In accordance with AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9), Mystic Partners will allocate income to HHLP and the Waterford Parties consistent with the allocation of cash distributions and liquidating distributions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Each of the Mystic Partners hotel properties is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services will paid monthly to 44 New England in the amount 1% of operating revenues. Each property owned by the joint venture is managed by Waterford Hotel Group, Inc., an affiliate of Waterford. The property manager will receive a base fee of 3% or 4% of gross revenues of the property, depending on the property, and an incentive fee of 10% of net operating income less debt service after each of HHLP and the Waterford Parties receive a 12.0% annual non-compounded return on its unreturned capital contributions.

On August 9, 2005, Hersha and the Waterford Parties completed the formation of Mystic, and the joint venture acquired the first six stabilized hotels. Hersha contributed an aggregate of $32.3 million to Mystic Partners and the Waterford Parties contributed its Membership Interests in the Owners of the following six hotels:

Hotel Name	Location	Number of Rooms

Mystic Marriott Hotel & Spa	Mystic, CT	285
Danbury Residence Inn	Danbury, CT	78
Southington Residence Inn	Southington, CT	94
Norwich Courtyard by Marriott and Rosemont Suites	Norwich, CT	144
Warwick Courtyard by Marriott	Warwick, RI	92
Waterford SpringHill Suites	Waterford, CT	80

In connection with the first closing, Mystic issued membership interests to HHLP equivalent to a 66.7 % interest in the six hotels and issued membership interests to the Waterford Parties equivalent to a 33.3 % interest in the six hotels, subject to a minority partner that owns 33% of the interests in Southington Suites, LLC ("Southington"), the Owner of Southington Residence Inn. In connection with the first closing, the Owners assumed or incurred approximately $66.5 million of aggregate debt secured by the six hotels. The debt secured by Mystic Marriott Hotel and Spa assumed by the joint venture matures in 2010 and accrues interest at the rate of 6.98 % per annum, and the debt secured by the remainder of the five properties matures in 2015 and accrues interest at the rate of 5.56%.

On September 15, 2005, Mystic Partners closed on the acquisition of the 133 room Residence Inn by Marriott Hotel and Whitehall Mansion (“Whitehall Mansion”) in Stonington, Connecticut. Hersha contributed approximately $7.14 million to Mystic Partners and the Waterford Partners contributed its Membership Interests in the entity that owns Whitehall Mansion. In connection with the second closing, Mystic Partners issued membership interests to HHLP equivalent to a 66.7% interest in Whitehall Mansion and issued membership interests to the Waterford Partners equivalent to a 33.3% interest in Whitehall Mansion. In connection with the closing, the Owner of Whitehall Mansion assumed $8.2 million of debt secured by Whitehall Mansion.

On September 18, 2005, Mystic closed on approximately $9.0 million of mezzanine financing related to the Mystic Marriott Hotel & Spa, one of the six hotels acquired by the joint venture in the first closing. Net proceeds of the mezzanine financing were distributed to Hersha and Waterford according to their ownership interests.

We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting.

As of September 30, 2005 and December 31, 2004 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	September 30, 2005	December 31, 2004
HT/CNL Metro Hotels, LP	33.33%	$4, 583	$4,727
PRA Glastonbury, LLC	40.00%	2,442	2,697
Inn American Hospitality at Ewing, LLC	50.00%	1,567	1,645
Hiren Boston, LLC	49.90%	4,662	—
Mystic Partners, LLC	66.70%	33,790	—
		$47,044	$9,069

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

The following table presents the total assets, liabilities and equity as of September 30, 2005 and December 31, 2004. The table also presents the components of net income related to the unconsolidated joint ventures discussed above for the three and nine months ended September 30, 2005 and September 30, 2004.

Balance Sheet

	September 30, 2005	December 31, 2004
Assets
Investment in hotel property, net	$154,414	$59,890
Other assets	21,066	4,043

Total Assets	$175,480	$63,933

Liabilities and Equity
Mortgages and notes payable	$138,356	$39,520
Capital Leases	399	522
Other liabilities	9,648	1,500
Minority Interest in unconsolidated subsidiaries	(946)	—
Equity:
Hersha Hospitality Trust	46,991	9,069
Other	(18,968)	13,322

Total Liabilities and Equity	$175,480	$63,933

Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Room revenue	$10,089	$3,998	$18,177	$8,967
Other revenue	2,449	363	3,210	731
Operating expenses	(7,613)	(2,251)	(12,412)	(5,195)
Interest expense	(1,680)	(486)	(2,888)	(1,112)
Land Lease Expense	(57)	—	(57)	—
Property taxes	(611)	(306)	(1,170)	(697)
State & Federal Income Taxes	209	(65)	55	(135)
Depreciation, amortization and other	(1,731)	(601)	(3,015)	(1,491)

Net income	$1,055	$652	$1,900	$1,068

The following table shows equity income recognized during the three and nine months ended September 30, 2005 and 2004 for our investments in unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
HT/CNL	$173	$99	$326	$202
HT/PRA Glastonbury	66	58	139	101
Inn American Hospitality at Ewing, LLC	(70)	104	32	104
Hiren Boston, LLC	144	—	144	—
Mystic Partners, LLC	209	—	209	—

Total equity in income	$522	$261	$850	$407

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Income has been recognized on our investment in HT/CNL; HT/PRA Glastonbury; and Inn American Hospitality at Ewing, LLC based on our ownership percentage in those joint ventures. Income is recognized on our investment in Hiren Boston, LLC and Mystic Partners, LLC consistent with the calculation to allocate cash distributions and liquidating distributions. As result, we have recognized 100% of the income of Hiren Boston, LLC and Mystic Partners, LLC.

On October 6, 2005, Mystic closed on the acquisition of the 392 room Hartford Hilton (the “Hartford Hilton”) in Hartford, Connecticut. The acquisition included the hotel, improvements, certain personal property and pre-paid air rights leases relating to airspace situated on Chapel, Church and Trumbull streets in Hartford, Connecticut.  The air leases do not contain options or rights of extensions, renewals or the option to purchase and expire at various times through June 14, 2023 and March 12, 2072.  Hersha contributed approximately $ 6.8 million to Mystic, and the Waterford Partners contributed its Membership Interests in the Owner of the Hartford Hilton. In connection with this third closing, Mystic Partners issued membership interests to HHLP equivalent to a 44.0% interest in 315 Trumbull Street Associates, LLC ("Trumbull Street"), the owner of the Hartford Hilton and issued membership interests to the Waterford Partners equivalent to a 44.0% interest in Trumbull Street.  A minority partner owns approximately 12.0% of the interests in Trumbull Street.  In connection with the closing, Trumbull Street incurred approximately $22.0 million of aggregate debt secured by the Hartford Hilton.  Such debt matures in 2009 and accrues interest at a daily floating rate of one-month LIBOR plus 2.75%.

Mystic is under contract to acquire, for approximately $17,500, the membership interests held by the Waterford Parties in an entity that owns the 409 room Marriott Hartford Downtown in Hartford, Connecticut.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — DEBT

Mortgages and Notes Payable

The total mortgages payable balance at September 30, 2005 and December 31, 2004 was $190,778 and $110,819, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.3%. Of our total mortgages payable balance at December 31, 2004, $13,058, related to mortgages on assets held for sale. The properties related to these mortgages were sold during the second quarter of 2005 and the related mortgages were assumed by the buyer or paid off at closing. The maturities for the mortgages outstanding as of September 30, 2005 ranged from August, 2007 to July, 2019. Aggregate interest expense incurred under the mortgages payable totaled $3,317 and $1,816 during the three months ended September 30, 2005 and 2004, respectively and $7,684 and $4,774 during the nine months ended September 30, 2005 and 2004, respectively.

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $935 and 1,336 was recorded during the three and nine months ended September 30, 2005.

Revolving Line of Credit

The Company has a revolving line of credit from Sovereign Bank (the “Line of Credit”) in the maximum amount of $35,000 that matures August 31, 2007. Outstanding borrowings under the Line of Credit bear interest at the bank’s prime rate (which at September 30, 2005, was 6.75%) and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA and the Fairfield Inn, Laurel, MD. The Company maintained a Line of Credit balance of $139 and $1,027 at September 30, 2005 and December 31,  2004 respectively.  The Company recorded interest expense of $74 and $40 during the three months ended September 30, 2005 and 2004, respectively, and $155 and $155 for the nine months ended September 30, 2005 and 2004, respectively.

Unsecured Line of Credit

The Company has obtained an unsecured revolving line of credit from Commerce Bank (the “Unsecured Line of Credit”) in the maximum amount of $5,000 as of March 24, 2005. Outstanding borrowings under the Unsecured Line of Credit bear interest at the bank’s prime rate (which at September 30, 2005, was 6.75%). The Unsecured Line of Credit is scheduled to expire on March 24, 2007. The Company had no outstanding borrowings under the Unsecured Line of Credit at September 30, 2005.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
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
Hampton Inn & Suites, Hershey, PA
Hampton Inn, Danville, PA
Holiday Inn Express & Suites, Harrisburg, PA
Sleep Inn and Mainstay Suites, King of Prussia, PA

All of these properties are now subject to leases with 44 New England effective as of April 1, 2004 and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP agreed to waive any and all purchase price adjustment in the original purchase agreements for each of the properties. There is no potential liability for any future repricings with any of our owned properties as of March 31, 2005. We entered into management agreements with HHMLP for each of these hotels, but did not pay any other consideration in connection with the lease terminations. For the three month and nine months ended September 30, 2005 we did not earn any fixed or percentage rents. We did not earn any fixed or percentage rents for the three months ended September 30, 2004. Fixed and percentage rents were $1,222 and $662, respectively, earned for the nine months ended September 30, 2004.

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

As of September 30, 2005, HHMLP managed all 31 hotels leased to the TRS Lessee, and we consolidated the financial statements of these 31 hotels in these financial statements. HHMLP also managed one consolidated joint venture hotel property and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended September 30, 2005 and 2004, management fees incurred totaled $797 and $394, respectively. For the nine months ended September 30, 2005 and 2004, management fees incurred totaled $2,221 and $1,049, respectively. These fees are recorded as Hotel Operating Expenses. In addition the Company incurred $104 for the early termination of management contracts related to the sale of two hotels in the second quarter.  These fees are included in discontinued operations.

Administrative Services Agreement

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. The annual administrative service fee of $10 remains for Logan Hospitality. For the three months ended September 30, 2005 and 2004, the Company incurred administrative services fees of $10 and $65 respectively. For the nine months ended September 30, 2005 and 2004, administrative services fees were $140 and $187, respectively. For the three and nine months ended September 30, 2005, the Company incurred accounting fees of $186 and information technology fees of $47. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
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

Hotel Supplies

For the nine months ended September 30, 2005 and 2004, we incurred expenses of $830 and $1,476 respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. For the three months ended September 30, 2005 and 2004, we incurred expenses of $112 and $836 for hotel supplies from Hersha Hotel Supply. Approximately $31 and $4 is included in accounts payable at September 30, 2005 and December 31, 2004, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Due From Related Parties

As of September 30, 2005, we maintained an interest bearing receivable of $2,250 related to a joint venture interest in SB Partners which we acquired subsequent to quarter end and a $436 interest bearing note with partners that we share an interest in Hiren. As of December 31, 2004, we also maintained interest bearing deposits of $3,500 related to a letters of intent for the acquisition of the Hampton Inn Herald Square, which we purchased on April 1, 2005.

The due from related party balance as of September 30, 2005 and December 31, 2004 included approximately $6,562 and $982, respectively, of operating cash provided to HHMLP and other related operating entities and accrued interest income.

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

On February 18, 2005, we purchased land at the Bradley International Airport, Windsor Locks, CT for $1,000 plus closing costs and leased the land to 44 Windsor Locks Associates, LLC, a related party. In addition to the purchase price, the terms of the lease required 44 Windsor Locks Associates, LLC to post a $350 deposit. In July 2005, 44 Windsor Locks Associates, LLC exercised their option to purchase the land from us. The purchase price consisted of $1,000 for the land plus all fees and expenses, and the $350 deposit was returned.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - DEVELOPMENT LOANS RECEIVABLE

We have approved mortgage lending to entities in which our executive officers and affiliated trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 9.0% to 10.0% (“Development Line Funding”). As of September 30, 2005 and December 31, 2004, we had Development Loans Receivable of $48,369 and $36,550, respectively. The September 30, 2005 and December 31, 2004 balances include a development loan to Metro Ten Hotels, LLC in the amounts of $13,850 and $13,800, respectively. During 2005, Hasu P. Shah, our Chief Executive Officer, has purchased a 50% interest in Metro Ten Hotels, LLC, and as a result, this loan is classified in Development Loans Receivable as of September 30, 2005 and December 31, 2004. Interest income from these advances included in “Interest - Secured Loans Related Party,” was $2,857 and $898 for the nine months ended September 30, 2005 and 2004, respectively and $1,068 and $187 for the three months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 our development loans to related parties consist of the following:

Hotel Property	Borrower	Principal Outstanding September 30, 2005	Interest Rate	Maturity date
Boutique Hotel — 35th Street, New York, NY	44 Fifth Avenue, LLC	$7,000	9.0%	November 3, 2005
Hampton Inn — Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	13,000	10.0%	March 31, 2006
Boutique Hotel — Tribeca, New York, NY	5444 Associates, LP	8,600	10.0%	November 18, 2005
Hilton Garden Inn — JFK Airport, NY	Metro Ten Hotels, LLC	13,850	10.0%	December 31, 2005
Homewood Suites, Glastonbury, CT	PRA Suites at Glastonbury, LLC	5,919	10.0%	April 5, 2006

		$48,369

We have committed $9,000 to 44 Fifth Avenue, LLC. As of September 30, 2005, $7,000 of this commitment had been drawn. On November 4, 2005, the entire balance due from PRA Suites at Glastonbury, LLC was repaid to the Company.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 - DERIVATIVE INSTRUMENTS

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates.

On July 1, 2005, the Company acquired an interest rate cap with a notional amount of $34,230 to hedge against the variability in cash flows on a variable interest rate debt instrument. The principal of the variable interest rate debt being hedged equals the notional amount of the interest rate cap. The interest rate cap effectively fixes interest payments when LIBOR exceeds 5.0%. The interest rate cap matures on January 11, 2007.

During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At September 30, 2005, the fair value of the interest rate cap was $28 included in assets and the fair value of the interest rate swap was $67 included in liabilities. The change in net unrealized gains/losses of $267 in the nine months ended September 30, 2005 for derivatives designated as cash flow hedges is separately disclosed on our Balance Sheet as Other Comprehensive Income. Hedge ineffectiveness of $11 on cash flow hedges was recognized in unrealized gain/loss on derivatives during 2005.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 - SHARE-BASED PAYMENTS

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

On June 1, 2005, the Compensation Committee of the Board of Directors granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. Compensation expense of $43 and $57 was incurred during the three and nine months ended September 30, 2005 related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of September 30, 2005 was $625 and is recorded in equity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	$2,548	$2,404	$4,385	$2,937
Distributions to 8.0% Series A Preferred Shareholders	(720)	—	(720)	—
Distributions to Preferred Unitholders	—	—	—	(499)
Allocation of (Income) Loss to Minority Interest from Continuing Operations	(313)	(293)	(550)	(196)

Income from Continuing Operations	1,515	2,111	3,115	2,242
Income from Discontinued Operations	222	288	168	807
Gain on sale of hotel asset held for sale	—	—	1,161	—
(Income) Loss allocation to Logan Hospitality Joint Venture	4	(141)	71	(213)

Numerator for Basic Earnings Per Share — Net Earnings	1,741	2,258	4,515	2,836

Effect of Dilutive Securities:
Minority Interest	344	342	735	348

Numerator for Diluted EPS — Net Income plus Income Allocated to Common Unitholders	$2,085	$2,600	$5,250	$3,184

Denominator:
Denominator for basic earnings per share — weighted average shares	20,293,827	16,621,875	20,292,727	15,082,927
Effect of Dilutive Securities:
Restricted Share Awards	71,000	—	31,729	—
Minority Interest — Common Partnership Units	2,842,437	2,842,437	2,842,437	3,066,037

Dilutive Potential Common Shares	2,913,437	2,842,437	2,874,166	3,066,037

Denominator for diluted earnings per share — weighted average shares and units outstanding	23,207,264	19,464,312	23,166,893	18,148,964

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings Per Share from Continuing Operations
Basic Earnings Per Share	$0.08	$0.12	$0.16	$0.14
Diluted Earnings Per Share	$0.08	$0.12	$0.16	$0.13

Discontinued Operations per Share
Basic Earnings Per Share	$0.01	$0.02	$0.06	$0.05
Diluted Earnings Per Share	$0.01	$0.01	$0.06	$0.05

Earnings Per Share to Common Shareholders
Basic Earnings Per Share	$0.09	$0.14	$0.22	$0.19
Diluted Earnings Per Share	$0.09	$0.13	$0.22	$0.18

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2005 and 2004 totaled $9,414 and $4,840, respectively.

The following additional non-cash investing and financing activities occurred during the three and nine months ended September 30, 2005 and September 30, 2004:

	Nine Months Ended September 30,
	2005	2004
Common shares issued as part of the Dividend Reinvestment Plan	$19	$17
Issuance of Stock Awards	682	—
Compensation Expense from vesting of Stock Awards	57	—
Conversion of common LP Units to common stock	—	5,514
Conversion of Series A Preferred Units to common stock	—	17,080
Adjustment to minority interests as a result of the Issuance of Common Shares	—	1,752
Adjustment to minority interests as a result of the redemption of common LP Units	—	137
Adjustment to minority interests as a result of the redemption of Series A Preferred Units	—	266

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

In 2004, our Board of Trustees authorized management of the Company to sell the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY which are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2004. The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2005 and 2004.

On May 13, 2005, we completed the disposition of the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY in a sale of the land, improvements and certain personal property to unaffiliated buyers for $20,500, plus transaction costs. Assets sold had a net book value of $18,806 and were classified as assets held for sale on the balance sheet. Debt related to assets held for sale of $12,952 was assumed by the buyers. A note receivable for $1,700 was received as part of the proceeds from the sale of the Doubletree Club. The notes receivable bears interest at a rate of 12% per annum and is due on April 30, 2006. Interest payments are due quarterly with repayment of the principal due upon maturity. Gain on the sale of the two properties was $1,323 of which $162 was allocated to minority interest in HHLP.

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT and this asset is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of September 30, 2005. The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2005 and 2004.

As of September 30, 2005, Mortgage Debt and Capital Lease Payable related to the assets Held for Sale was $393 and consisted of capital lease obligations for the Holiday Inn Express, Hartford, CT. The balance as of December 31, 2004 was $13,058 related to mortgage debt obligations for the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. For the three months ended September 30, 2005 and 2004, we allocated $8 and $167 of interest and capital lease expense to discontinued operations. For the nine months ended September 30, 2005 and 2004, interest and capital lease expense allocated to the discontinued operations was $315 and $478, respectively.

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Percentage Lease Revenues — HHMLP	$—	$—	$—	$692
Hotel Operating Revenues	1,851	2,201	3,535	4,720

Total Revenue	1,851	2,201	3,535	5,412

Expenses:
Interest and Capital Lease expense	8	167	315	478
Land Lease	75	75	225	200
Hotel Operating Expenses	1,407	1,321	2,469	2,836
Real Estate and Personal Property Taxes and Property Insurance	68	172	165	306
General and Administrative	—	8	15	23
Depreciation and Amortization	40	121	155	595

Total Expenses	1,598	1,864	3,344	4,438

Income from Discontinued Operations before Minority Interest	253	337	191	974
Allocation to Minority Interest	31	49	23	167

Income from Discontinued Operations	$222	$288	$168	$807

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights

In July of 2005, the Emerging Issues task Force (EITF) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5), amends the guidance in AICPA Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and states that the presumption of general-partner control would be overcome only when the limited partners have either of two types of rights. The first type—referred to as “kick-out rights”—is the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause.” The second type—referred to as “participating rights”—is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general-partner control. EITF 04-5’s guidance is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has adopted EITF 04-5 immediately for newly formed or modified partnerships and will adopt EITF 04-05 on January 1, 2006 for all existing partnerships. The Company does not expect the adoption of EITF 04-5 to have a material effect on its consolidated financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 — SUBSEQUENT EVENTS

The quarterly dividend pertaining to the Class A Common Shares for the third quarter of 2005 was declared on September 8, 2005 and paid on October 14, 2005 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

The quarterly dividend pertaining to the Series A Preferred Shares for the third quarter of 2005 was declared on September 8, 2005 and paid on October 17, 2005 at the rate of $0.3944 per share. The third quarter dividend was a partial dividend for the period commencing on August 5, 2005 through October 15, 2005.

On October 7, 2005, we completed our 49.9% joint venture acquisition of the SB Partners, the owner of the 118 room Holiday Inn Express in South Boston, Massachusetts for approximately $2.3 million. The hotel owned by the joint venture will be leased to a joint venture owned by our wholly-owned TRS and our joint venture partner and managed by an affiliate of our joint venture partner but not affiliated with our company.

On October 24, 2005, the Company entered into an Agreement of Sale to acquire the land, improvements and personal property related to three hotels in Pennsylvania and New Jersey from sellers who are not affiliated with Hersha. The three hotels include the Fairfield Inn and Suites, Mt. Laurel, NJ; the Fairfield Inn and Suites, Bethlehem, PA and the Langhorne Courtyard, Langhorne, PA (collectively, the “Hotels”). The purchase price for the Hotels will be approximately $40.5 million which is subject to a post closing adjustment on June 30, 2007, which shall not increase the aggregate purchase price by more than $3.0 million. Hersha has deposited $100 in an escrow account, which will be credited to the purchase price payable at closing.

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

General

As of September 30, 2005, we owned interests in 43 hotels in the eastern United States including twelve hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of September 30, 2005, we have leased 31 of our hotels to a wholly-owned TRS, which will pay qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of September 30, 2005, we also owned interests in twelve hotels through joint ventures and those hotels are leased to TRSs that are wholly owned by those joint ventures or to TRSs that are owned jointly by our TRS Lessee and our partners in the joint venture. The hotels owned by the joint ventures are managed, pursuant to the terms of certain management agreements, by HHMLP or management companies affiliated with our joint venture partners. As all of our hotels have been leased to the TRS Lessee or a joint venture TRS, we are participating more directly in the operating performance of our hotels. Rather than receiving base and percentage lease payments from HHMLP as we did prior to April 1, 2004, the TRS’ will directly receive all revenue from, and be required to fund all expenses relating to, hotel operations. The TRS’ will also be subject to income tax on its earnings.

Operating Results

The following table outlines operating results for the Company’s full portfolio, including all wholly owned hotels and those owned through a joint venture interest, for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2005	2004	Increase	2005	2004	Increase
Rooms Available	397,065	269,034	47.59%	918,115	713,935	28.60%
Rooms Occupied	308,096	199,630	54.33%	670,016	484,729	38.22%
Occupancy	77.59%	74.20%	4.57%	72.98%	67.90%	7.48%
Average Daily Rate	$112.09	$103.52	8.28%	$105.84	$97.41	8.65%
RevPAR	$86.98	$76.82	13.23%	$77.24	$66.14	16.78%

Room Revenue	$34,534,927	$20,666,200	67.11%	$70,915,275	$47,218,946	52.07%
Total Revenue	$39,196,515	$22,721,782	72.51%	$78,615,644	$52,545,084	51.34%

Comparison of the three month period ended September 30, 2005 to September 30, 2004.

Revenue

Our total revenue for the three month period ended September 30, 2005 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenue was approximately $24,750 representing an increase of $8,510 or 52.4% compared to total revenues of $16,240 for the three month period ended September 30, 2004. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2004 and improved performance at certain of our hotels. Since September 30, 2004, the Company has acquired eight hotels. Revenues for the eight acquired hotels were recorded from the date of acquisition and would be included in Hotel Operating Revenues for the entire third quarter of 2005. Further, the third quarter of 2005 included revenues for a full quarter related to two hotels that were purchased in July 2004.

Since September 30, 2004, the Company has disposed of two properties and has committed to dispose of an additional property. Revenues and expenses from the disposed properties and the property that we have committed to sell are included in income from discontinued operations on the statement of operations for all periods presented.

We acquired unconsolidated joint venture interests in eight hotel properties since September 30, 2004. The income from our unconsolidated joint ventures are accounted for utilizing the equity method of accounting, and our portion of the net income from joint ventures is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations. Included in Income from Unconsolidated Joint Venture Investments for the three months ended September 30, 2005 is our portion of net income from our joint venture interests in one hotel acquired July 1, 2005, six hotels acquired on August 9, 2005, and one hotel acquired on September 15, 2005, in addition to the four joint venture interests that were in existence for the full three month period ending September 30, 2004.

Interest and other revenue increased to approximately $1,462 during the three month period ended September 30, 2005 from $466 in 2004. The Company recorded interest revenue of $1,163 on its secured development loans during the three month period ended September 30, 2005. Additionally, the Company earned interest on short term investments and escrow accounts of $156 and had other revenue of $143 during the period.

Expenses

Total operating expenses increased to approximately $19,661 for the three month period ended September 30, 2005 from $12,901 for the three month period ended September 30, 2004.

Hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2004 as mentioned above.

Depreciation and amortization increased from approximately $1,873 in 2004 to $3,112 in 2005, an increase of $1,239 due to additional depreciation expense incurred for the properties acquired since the comparable period in 2004. Interest expense increased approximately $2,863 from $1,662 in 2004 to $4,525 in 2005. The increase is related to indebtedness for the properties acquired since the comparable period in 2004.

General and administrative expense increased by approximately $426 from $671 in 2004 to $1,097 in 2005. General and administrative expenses increased primarily due to higher compensation expense and increased audit and legal expenses incurred during the period and costs associated with the compliance work related to the Sarbanes-Oxley Act.

Net Income

Net Income for the three month period ended September 30, 2005 was approximately $2,461 compared to Net Income of $2,258 for the same period in 2004. Net income for the three months ended September 30, 2005, also includes $222 of income from discontinued operations from the hotel property that we have committed to sell. Net income for the same period in 2004 includes $288 of income from discontinued operations for the two hotel properties that were sold in June of 2005 and the hotel property that we have committed to sell. In addition to the income from discontinued operations, net income was positively impacted due to our asset acquisitions and improved performance at certain of our hotels.

During the three months ended September 30, 2005, we completed an offering of 8.0% Series A Preferred Shares. Dividends on these shares reduced net income available to common shareholders by $720 to $1,741.

Comparison of the nine month period ended September 30, 2005 to September 30, 2004.

Revenue

Our total revenues for the nine month period ended September 30, 2005 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately $58,878 representing an increase of $23,307 or 65.5% compared to total revenues of $35,571 for the nine month period ended September 30, 2004. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2004 and improved performance at certain of our hotels and a full nine months of hotel operations revenue. Under the TRS structure, we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure in place for a portion of the comparable period we previously recorded only percentage lease revenues that are calculated as a percentage of a hotel’s revenues per the lease agreements.

Since September 30, 2004, the Company has acquired eight hotels. Revenues for the eight acquired hotels were recorded from the date of acquisition and would be included in Hotel Operating Revenues. Further, the nine months ended September 30, 2005 included revenues for entire period related to five hotels that were purchased during the nine months ended September 30, 2004.

Hotel operating revenues also increased as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to 44 New England. As of April 1, 2004, all of our owned hotels were leased to 44 New England, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture. As a result, no percentage lease revenue was recognized for the nine months ended September 30, 2005. Percentage lease revenue of approximately $1,192 was recognized during the nine months ended September 30, 2004.

We acquired unconsolidated joint venture interests in eight hotel properties since September 30, 2004. Included in Income from Unconsolidated Joint Venture Investments for the nine months ended September 30, 2005 is our portion of net income from our joint venture interests in one hotel acquired July 1, 2005, six hotels acquired on August 9, 2005, and one hotel acquired on September 15, 2005. Further, income from unconsolidated joint ventures for the nine months ended September 30, 2005 included, for the entire period, our portion of net income from two joint venture interests acquired during the nine months ended September 30, 2004.

Interest and other revenue increased to approximately $3,631 during the nine month period ended September 30, 2005 from $1,606 in 2004. The Company recorded interest revenue of $3,074 on its secured development loans during the nine month period ended September 30, 2005. Additionally, the Company earned interest on short term investments and escrow accounts of $257 and had other revenue of $300 during the period.

Expenses

Total operating expenses increased to approximately $49,710 for the nine month period ended September 30, 2005 from $30,302 for the nine month period ended September 30, 2004.

Hotel operating expenses increased due to acquisitions consummated since the comparable period in 2004 as mentioned above and the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, in the nine months ended September 30, 2005 we recorded expenses for the entire period for five hotels that were purchased during the nine months ended September 30, 2004.

Depreciation and amortization increased from approximately $4,877 in 2004 to $7,371 in 2005, an increase of $2,494, due to additional depreciation expense incurred for the properties acquired since the comparable period in 2004. Interest expense increased approximately $4,919 from $4,345 in 2004 to $9,264 in 2005. The increase is related to indebtedness for the properties acquired since the comparable period in 2004.

Real estate and personal property taxes and insurance increased by approximately $652 from $2,325 in 2004 to $2,977 in 2005. The increase is primarily related to additional property taxes incurred at our hotels acquired since September 30, 2004. General and administrative expense increased by approximately $1,389 from $1,840 in 2004 to $3,229 in 2004. General and administrative expenses increased primarily due to higher compensation expense, increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.

Net Income

Net Income for the nine month period ended September 30, 2005 was approximately $5,235 compared to Net Income of $2,836 for the same period in 2004. Net income in 2005 includes $1,161 gain, net of minority interests, from the sale of two hotel properties included in hotel assets held for sale. Net income also included $168 and $807 for the nine months ended September 30, 2005 and 2004, respectively, of income from discontinued operations from the two hotel properties that were sold and the one hotel property that we have committed to sell. In addition to the income from discontinued operations, net income was positively impacted due to our asset acquisitions and improved performance at certain of our hotels.

During the period ended September 30, 2005, we completed an offering of 8.0% Series A Preferred Shares. Dividends on these shares reduced net income available to common shareholders by $720 to $4,515.

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

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts, pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010 and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $935 and $1,336 was recorded for the three and nine months ended September 30, 2005.

On August 5, 2005, the Company completed a public offering of 2.4 million of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,855. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC (“Mystic”) and SB Partners, LLC (“SB Partners”). The remaining net proceeds have been principally allocated to been principally allocated to fund secured development loans and for general corporate purposes.

We currently maintain a $35,000 line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank’s prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of September 30, 2005, we had an outstanding balance on our Line of Credit of $139 and the interest rate on the line of credit was 6.75%. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

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

Cash Flow Analysis

Net cash provided by operating activities for the nine month period ended September 30, 2005 and September 30, 2004 was $3,068 and $10,654 respectively. The decrease in net cash provided by operating activities was primarily the result of increased escrow and lease deposits, an increase in other assets and an increase due from related party in the nine months ended September 30, 2005. This was offset by an increase in net income, net of the gain on disposition of hotel assets held for sale, and an increase in depreciation expense.

Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 increased $134,086, from $57,416 in the nine months ended September 30, 2004 compared to $191,502 for the nine months ended September 30, 2005. Net cash used for the purchase of hotel properties and advances and capital contributions for unconsolidated joint ventures increased $117,179 in the nine months ended September 30, 2005 over the same period in 2004. Also, cash used to invest in development loans to related parties, net of repayments, increased $15,519 and cash used to invest in notes receivable and interest bearing deposits, net of repayment, increased $6,800 in the nine months ended September 30, 2005 over the same period in 2004. These uses of cash were offset by cash provided by the disposition of hotel assets held for sale of $7,656 received during the nine months ended September 30, 2005.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $186,573 compared to cash provided by financing activities of $39,215 for the nine month period ended September 30, 2004. This was, in part, the result of an increase of $74,268 in proceeds from mortgages and notes payable related to hotels acquired during the nine months ended September 30, 2005 over the same period in 2004. Also, cash proceeds of $51,548 from the issuance of junior subordinated notes and cash proceeds of $57,855 from the issuance of 8.0% Series A Preferred Shares were received during the nine months ended September 30, 2005. During the same period in 2004 proceeds of $38,507 were received from the sale of common stock and the Company used $8,951 in cash to redeemed common partnership units.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except per share data)
	Three Months Ending		Nine Months Ending
	09/30/05	09/30/04	09/30/05	09/30/04
Net Income applicable to common shares	$1,741	$2,258	$4,515	$2,836
Less: Gain on sale of assets	—	—	(1,161)	—
Add:
Depreciation and amortization	3,112	1,873	7,371	4,877
Adjustments for Unconsolidated Joint Ventures	1,502	235	2,018	557

Funds from Operation	$6,355	$4,366	$12,743	$8,270

FFO was $6,355 for the three month period ended September 30, 2005, which was an increase of $1,989, over FFO in the comparable period in 2004, which was $4,366. FFO was $12,743 for the nine month period ended September 30, 2005, which was an increase of $4,473, over FFO in the comparable period in 2004, which was $8,270. The increase in FFO was primarily a result of a strengthened economy; the benefits of asset acquisitions since September 30, 2004; the conversion of fixed and percentage leases with HHMLP to leases with the TRS Lessee since April 1, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and continued attention to the average daily rate. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. As of September 30, 2005, the TRS leased 31 properties from the Partnership, and is subject to taxation as a c-corporation. During 2004, all of our fixed and percentage leases have either expired or been terminated, and the Company now records the hotel operating revenues and expenses directly on its books.

FFO was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase. FFO was also negatively impacted by increases in our general and administrative expenses during the period ended September 30, 2005 as a result of additional compensation, legal and accounting expenses incurred during the period.

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

Stock Compensation

We apply SFAS 123R, “Share-Based Payments” whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant -date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. We granted 71,000 shares of Stock Awards in the second quarter of 2005, at fair value of $9.60 per share vesting over four years. This resulted in $43 and $57 in compensation expense for the three and nine month periods ended September 30, 2005. There were no options issued during the nine month period ending September 30, 2005 or 2004.

Allowance for Doubtful Accounts

Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, the derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.

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

In addition to our relationship with the Hersha Statutory Trusts, our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT/CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; HPS Seaport LLC & BCM, LLC; 44 Fifth Avenue, LLC; 5444 Associates, LP; Brisam Hotel, LLC; Metro Ten Hotels, LLC; 44 Windsor Locks Hospitality, LLC; 44 Carlisle Associates, LP; PRA Suites at Glastonbury, LLC; 44 Hersha Norwich Associates, LLC, Mystic Partners, LLC, Mystic Partners Leaseco, LLC, Hiren Boston, LLC, and South Bay Boston, LLC.

Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, none of these entities was determined to be a variable interest entity, except Mystic Partners, LLC; Mystic Partners Leaseco, LLC; and South Bay Boston, LLC. We are not the primary beneficiary of Mystic Partners, LLC and it is not consolidated with the Company. The primary beneficiary of Mystic Partners Leaseco, LLC is Mystic Partners, LLC and the primary beneficiary of South Bay Boston, LLC is Hiren Boston, LLC. Mystic Partners Leaseco, LLC and South Bay Boston, LLC are consolidated into their primary beneficiaries.

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

Subsequent Events

The quarterly dividend pertaining to the Class A Common Shares for the third quarter of 2005 was declared on September 8, 2005 and paid on October 14, 2005 at the rate of $0.18 per share and limited partnership unit, which represents an annualized rate of $0.72 per annum.

The quarterly dividend pertaining to the Series A Preferred Shares for the third quarter of 2005 was declared on September 8, 2005 and paid on October 17, 2005 at the rate of $0.3944 per share. The third quarter dividend was a partial dividend for the period commencing on August 5, 2005 through October 15, 2005.

On October 7, 2005, we completed our 49.9% joint venture acquisition of the 118 room Holiday Inn Express in South Boston, Massachusetts for approximately $2.3 million. The hotel owned by the joint venture will be leased to a joint venture owned by our wholly-owned TRS and our joint venture partner and managed by an affiliate of our joint venture partner but not affiliated with our company.

On October 24, 2005, the Company entered into an Agreement of Sale to acquire the land, improvements and personal property related to three hotels in Pennsylvania and New Jersey from sellers who are not affiliated with Hersha. The three hotels include the Fairfield Inn and Suites, Mt. Laurel, NJ; the Fairfield Inn and Suites, Bethlehem, PA and the Langhorne Courtyard, Langhorne, PA (collectively, the “Hotels”). The purchase price for the Hotels will be approximately $40.5 million which is subject to a post closing adjustment on June 30, 2007, which shall not increase the aggregate purchase price by more than $3.0 million. Hersha has deposited $100 in an escrow account, which will be credited to the purchase price payable at closing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At September 30, 2005, we maintained a balance under our Line of Credit of $139. The total floating rate mortgages payable of $66,204 had a current weighted average interest rate of 6.83%. The total fixed rate mortgages payable of $176,122 had a current weighted average interest rate of 6.84%. The carrying value of all of our fixed rate debt approximates fair value.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate swap related to debt on the Four Points by Sheraton, Revere and interest rate cap related to debt on the McIntosh Portfolio of hotels acquired in May and June of 2005. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 72.7% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through an interest rate swap, while approximately 27.3% of our outstanding mortgages payable are subject to floating rates, including the debt whose rate is limited by an interest rate cap. The total weighted average interest rate on our debt and Line of Credit as of September 30, 2005 was approximately 6.84%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended September 30, 2005, our interest expense for the three month and nine month period ended September 30, 2005 would have been increased or decreased by approximately $172 and $399, respectively.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at September 30, 2005, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate Debt	$399	$1,773	$4,528	$18,833	$14,005	$136,584	$176,122
Average Interest Rate	6.80%	6.79%	6.75%	6.80%	6.83%	6.83%	6.80%

Floating Rate Debt	$92	$640	$761	$35,029	$840	$28,842	$66,204
Average Interest Rate	6.57%	6.57%	6.57%	6.51%	6.51%	6.51%	6.54%

The table incorporates only those exposures that existed as of September 30, 2005 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

At September 30, 2005, interest rate swap derivatives with a fair value of $67 were included as liabilities and interest rate cap derivatives with a fair value of $28 were included as assets. The change in net unrealized gains for the three month and nine month periods ending September 30, 2005 for derivatives designated as cash flow hedges was approximately $167 and $267, respectively, and is separately disclosed in the balance sheet as other comprehensive income. This interest rate swap matures in July 2009 and the interest rate cap matures in January of 2007.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures, because of the significant deficiency described below, were not effective and reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the process of consolidating the Company’s operating results for the period covered by this report, management learned of an error in the automated consolidation report prepared by its affiliated hotel manager, HHMLP. HHMLP had implemented new accounting systems over the last two quarters, and the new automated consolidation systems were not adequately tested prior to their first use for a quarterly consolidation this quarter. The automated consolidation systems did not function properly and produced a report that included incorrect financial results for one hotel. The error was identified and corrected prior to the announcement or release of any financial results and accordingly will not result in a change to any of the Company’s publicly disclosed financial statements.

Management has concluded that this malfunction of HHMLP’s automated consolidation systems constitutes a significant deficiency in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB. A significant deficiency is a control deficiency or combination of control deficiencies that adversely affect our ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP. The result of a significant deficiency is that there is more than a remote likelihood that a misstatement in our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

In addition, in connection with the significant deficiency related to HHMLP’s automated consolidation systems described above, the Company has taken and is taking the following remedial measures:

•	The Company corrected the consolidation error and re-ran the consolidation report prior to announcing or releasing its quarterly financial results.
•	The automated consolidation will be corrected and tested prior to the end of the fourth quarter so that manual processes are not required to complete the consolidation in future periods.
•	In the future, all changes in information technology controls will be reviewed and enhanced prior to actual usage to ensure modification to the accounting system are properly reviewed and tested.
•
Management will continue to review its processes for monitoring the completeness and accuracy of the consolidation process and enhance existing or develop new procedures to verify results of the consolidation.

Other than the changes outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits Required by Item 601 of Regulation S-K.

3.1
Articles Supplementary to the Amended and Restated Declaration of Trust of the Registrant Designating the Terms of the 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (previously filed with the SEC as Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2005, and incorporated by reference herein).

4.1	Form of 8.00% Series A Cumulative Redeemable Preferred Share certificate (previously filed with the SEC as Exhibit 3.4 to the Form 8-A filed on August 4, 2005, and incorporated by reference herein).

10.1
Change of Control Agreement, dated July 1, 2005, by and between Hersha Hospitality Trust and Michael R. Gillespie (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2005, and incorporated by reference herein).

10.2
Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, by and between Hersha Hospitality Trust and Hersha Hospitality Limited Partnership, dated August 5, 2005 (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2005, and incorporated by reference herein).

10.3
Purchase and Sale Agreement, dated August 10, 2005, by and between Claremont DC Hotel LLC; Claremont DC Hotel II LLC; Apple Hotel, LLC; Apple Hotel Holdings, LLC; Apple Hotel Investments, LLC and Hersha Hospitality Trust (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed August 17, 2005, and incorporated by reference herein).

10.4
Agreement of Sale, dated October 24, 2005, by and between Charlene Schwartz, a resident of Pennsylvania; Langhorne Courtyard, Inc., a Pennsylvania corporation; Mt. Laurel FFI, Inc., a New Jersey corporation; Bethlehem FFI, Inc., a Pennsylvania corporation and Hersha Hospitality Trust (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed October 28, 2005, and incorporated by reference herein).

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

November 9, 2005	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer