Form 10-K
period 2005-12-31
HERSHA HOSPITALITY TRUST
filed 2006-03-22
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, as of June 30, 2005, was approximately $194.3 million.

As of March 15, 2006, the number of Class A common shares of beneficial interest outstanding was 20,379,463.

Documents Incorporated By Reference: None.

HERSHA HOSPITALITY TRUST

i

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believes,” “anticipates,” “expects” and words of similar import. Such forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report including, but not limited to those discussed in the sections entitled “Risk Factors,” “Growth Strategy” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” that could cause actual results to differ. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments, except as required by law.

Item 1.	Business

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the American Stock Exchange under the symbol “HT”. We focus primarily on owning and operating high quality, upscale and mid-scale limited service and extended-stay hotels in established markets in the Eastern United States. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States. As of December 31, 2005, our portfolio consisted of 31 wholly owned limited and full service properties and joint venture investments in 16 hotels with a total of 5,513 rooms located in Pennsylvania, New York, New Jersey, Maryland, Delaware, Massachusetts, Connecticut, Rhode Island, Virginia and Georgia which operate under leading brands, such as Courtyard by Marriott ® , Residence Inn ®, Hilton Garden Inn ®, Springhill Suites ®, Hampton Inn ® , Holiday Inn ® , Holiday Inn Express ® , Comfort Inn ® , Comfort Suites ® , Mainstay Suites ® , Sleep Inn ® and Four Points by Sheraton ® .

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. All of our wholly-owned hotels are managed by Hersha Hospitality Management, L.P., or HHMLP, a private management company owned by certain of our trustees, officers and other third party investors. Our hotels owned through joint venture interests are managed by HHMLP or other qualified independent management companies. In response to tax law changes, we have formed a wholly-owned taxable REIT subsidiary, or TRS, to which we lease all of our wholly-owned hotels as of December 31, 2005. In addition, all of the hotels we own through joint ventures are leased to TRSs owned by the respective venture. We believe that transitioning to this TRS structure positions us to participate more directly in the operating efficiencies and revenue gains at our hotels.

Our address is 148 Sheraton Drive, Box A, New Cumberland, Pennsylvania 17070. Our telephone number is (717) 770-2405.

As of December 31, 2005, we owned interests in the following 47 hotels:

Franchise/Location	Number of Rooms	Ownership Percentage	Consolidated/Unconsolidated Joint Venture
Marriott
Mystic, CT	285	66.7%	Unconsolidated Joint Venture
Hilton
Hartford, CT	392	44.0%	Unconsolidated Joint Venture
Courtyard
Brookline/Boston, MA	188	100.0%	Consolidated
Norwich, CT	144	66.7%	Unconsolidated Joint Venture
South Boston, MA	164	50.0%	Unconsolidated Joint Venture
Wilmington, DE	78	100.0%	Consolidated
Warwick, RI	92	66.7%	Unconsolidated Joint Venture
Ewing/Princeton, NJ	130	50.0%	Unconsolidated Joint Venture
Hampton Inn
Chelsea/Manhattan, NY	144	33.3%	Unconsolidated Joint Venture
Linden, NJ	149	100.0%	Consolidated
Newnan, GA	91	100.0%	Consolidated
Peachtree City, GA	61	100.0%	Consolidated
Hershey, PA	110	100.0%	Consolidated
Carlisle,PA	95	100.0%	Consolidated
Danville, PA	72	100.0%	Consolidated
Selinsgrove, PA	75	100.0%	Consolidated
Herald Square, Manhattan, NY	136	100.0%	Consolidated
Residence Inn
Danbury, CT	78	66.7%	Unconsolidated Joint Venture
Framingham, MA	125	100.0%	Consolidated
Greenbelt, MD	120	100.0%	Consolidated
Mystic, CT	133	66.7%	Unconsolidated Joint Venture
Southington, CT	94	44.7%	Unconsolidated Joint Venture
Williamsburg, VA	108	75.0%	Consolidated Joint Venture
Holiday Inn Express
Duluth, GA	68	100.0%	Consolidated
Hartford, CT	96	100.0%	Consolidated
Hershey, PA	85	100.0%	Consolidated
New Columbia, PA	81	100.0%	Consolidated
Malvern, PA	88	100.0%	Consolidated
Oxford Valley, PA	88	100.0%	Consolidated
South Boston, MA	118	50.0%	Unconsolidated Joint Venture
Hilton Garden Inn
Edison, NJ	132	100.0%	Consolidated
Glastonbury, CT	150	40.0%	Unconsolidated Joint Venture
Gettysburg, PA	88	100.0%	Consolidated
Springhill Suites
Waterford, CT	80	66.7%	Unconsolidated Joint Venture
Williamsburg, VA	120	75.0%	Consolidated Joint Venture

Franchise/Location	Number of Rooms	Ownership Percentage	Consolidated/Unconsolidated Joint Venture
Holiday Inn Express & Suites
Harrisburg, PA	77	100.0%	Consolidated
King of Prussia, PA	155	100.0%	Consolidated
Four Points - Sheraton
Revere/Boston, MA	180	55%	Consolidated Joint Venture
Mainstay
Valley Forge, PA	69	100%	Consolidated
Frederick, MD	72	100%	Consolidated
Holiday Inn (HICC)
Harrisburg, PA	196	100%	Consolidated
Comfort Inn
Harrisburg, PA	81	100%	Consolidated
Frederick, MD	73	100%	Consolidated
Fairfield Inn
Laurel, MD	109	100%	Consolidated
Independent
Wilmington, DE	71	100%	Consolidated
Comfort Suites
Duluth, GA	85	100%	Consolidated
Sleep Inn
Valley Forge, PA	87	100%	Consolidated
	5,513

Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 49 hotels, including 16 hotels acquired from entities controlled by our officers or trustees. Of the 16 acquisitions from these entities, 15 were newly-constructed or newly-renovated by these entities prior to our acquisition. Because we do not develop properties, we take advantage of our relationships with these development entities to identify development and renovation projects that may be attractive to us. While these entities bear all the construction risks of development, we often provide secured development loans and bear economic risks through these development loans. In many instances, we maintain a first right of refusal or first right of offer to purchase the hotel for which we have provided development loan financing. We intend to continue to acquire hotels from these entities if approved by our independent trustees.

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

Recent Acquisitions

Since December, 31, 2005, we have acquired, disposed or modified our interests in the following hotels:

•
Fairfield Inn & Suites, Mt. Laurel, NJ; Fairfield Inn & Suites, Bethlehem, PA; Courtyard, Langhorne, PA. On January 3, 2006, we acquired the 118 room Fairfield Inn & Suites in Mt. Laurel, NJ, the 103 room Fairfield Inn & Suites in Bethlehem, NJ, and the 118 room Langhorne Courtyard in Langhorne, PA for approximately $40.5 million.

•	Courtyard, Scranton, PA. On February 1, 2006, we acquired the 120 room Courtyard in Scranton, PA for approximately $8.7 million.

•	Residence Inn, Tyson’s Corner, VA. On February 2, 2006, we acquired the 96 room Residence Inn in Tyson’s Corner, VA for approximately $19.8 million.

•	Marriott, Hartford, CT. On February 8, 2006, we acquired through our Mystic Partners joint venture a 15% interest in the 409 room Hartford Marriott for approximately $6.7 million.

•
Hilton, Hartford, CT. On February 8, 2006, the Mystic Hotel Investors, our partner in the Mystic Partners joint venture and an affiliate of the Waterford Hotel Group, purchased approximately $5.4 million of our interest in the 392 room Hartford Hilton. As a result, our ownership interest in the Hartford Hilton was reduced from 50% to 10% of Mystic Partners interest in the hotel.

•
Hampton Inn, Philadelphia. On February 15, 2006, we acquired an 80% interest of the limited partnership interests in Affordable Hospitality Associates, LP, the owner of the land, improvements and certain personal property of the 250 room Hampton Inn (Center City) in Philadelphia for approximately $6.9 million.

•
Hilton Garden Inn, JFK Airport, NY. On February 16, 2006, we acquired 100% of the outstanding interests in Metro JFK Associates, LLC, the owner of a leasehold interest in the land, improvements and certain personal property of the Hilton Garden Inn - JFK, located in Jamaica, NY for approximately $29.0 million.

Joint Ventures

As of December 31, 2005, we maintain ownership stakes in the following sixteen hotels through joint ventures with third parties:

Joint Venture	Assets Owned by Joint Venture	Preferred Return Percentage	Unconsolidated/ Consolidated
HT/CNL Metro Hotels, L.P.	Hampton Inn, (Manhattan) Chelsea, NY	N/A	Unconsolidated
HT/PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	11.00%	Unconsolidated
Inn America Hospitality at Ewing, LLC	Courtyard by Marriot, Ewing, NJ	11.00%	Unconsolidated
Logan Hospitality Associates, LLC	Four Points by Sheraton, Revere, MA	12.00%	Consolidated
Mystic Partners, LLC	Mystic Marriott Hotel & Spa, Mystic, CT	8.50%	Unconsolidated
	Danbury Residence Inn, Danbury, CT	8.50%	Unconsolidated
	Southington Residence Inn, Southington, CT	8.50%	Unconsolidated
	Norwich Courtyard by Marriott and Rosemont Suites, Norwich, CT	8.50%	Unconsolidated
	Warwick Courtyard by Marriott, Warwick, RI	8.50%	Unconsolidated
	Waterford SpringHill Suites, Waterford, CT	8.50%	Unconsolidated
	Residence Inn by Marriott Hotel and Whitehall Mansion, Stonington, CT	8.50%	Unconsolidated
	Hilton Hartford- Downtown, Hartford, MA	8.50%	Unconsolidated
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	10.00%	Unconsolidated
SB Partners, LLC	Holiday Inn Express , South Boston, MA	10.00%	Unconsolidated
LTD Associates One, LLC	SpringHill Suites, Williamsburg, VA	(1)	Consolidated
LTD Associates Two, LLC	Residence Inn, Williamsburg, VA	12.00%	Consolidated

(1) - Preferred return tier of 8.0% and 10.0% during years 1 and 2, respectively, and then a 12% preferred return thereafter.

Hersha Inn America TRS Inc; Hersha/CNL TRS Inc.; Hersha PRA TRS, Inc; South Bay Sandeep, LLC; and Revere Hotel Group, LLC, are each a TRS wholly-owned by their respective joint ventures. Mystic Partners, LLC owns an interest in eight hotel properties. Each of the eight properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and the Company’s joint venture partner in Mystic Partners, LLC. South Bay Boston, LLC; HT LTD Williamsburg LLC; and HT LTD Williamsburg Two LTD LLC lease properties from each respective joint venture and are owned by 44 New England and the Company’s joint venture partner in each venture.

44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. HHMLP serves as the manager for all of the owned assets and joint venture assets, except for the properties owned by Mystic Partners, LLC; Hiren Boston, LLC; SB Partners, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC. These properties are managed by parties related to our partners in those joint ventures. HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

Financing

We may finance additional investments in hotels, in whole or in part, with undistributed cash, issuances of common shares, preferred stock, operating partnership units, cash received from the disposition of hotels or borrowings. Our debt policy is to limit consolidated indebtedness to less than 67% of the fair market values for the hotels in which we invest. Our Board of Trustees, however, may change the debt policy without the approval of our shareholders.

Prior to January 2006, we maintained a credit line with Sovereign Bank for $35.0 million. Outstanding borrowings under the line of credit bear interest at the bank’s prime rate. The line of credit is collateralized by a first mortgage on three of our hotels. The interest rate on borrowings under the line of credit at December 31, 2005, was 7.25%. As of December 31, 2005, there was no balance on our Line of Credit.

Prior to January 2006, we maintained an unsecured revolving line of credit from Commerce Bank (the “Unsecured Line of Credit”) in the maximum amount of $5.0 million. Outstanding borrowings under the Unsecured Line of Credit bear interest at the bank’s prime rate (which at December 31, 2005, was 7.25%). The Unsecured Line of Credit is scheduled to expire on March 24, 2007. The Company had no outstanding borrowings under the Unsecured Line of Credit at December 31, 2005.

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60.0 million, which replaced the Sovereign Bank Line of Credit and the Unsecured Line of Credit. Outstanding borrowings under the line of credit bear annual interest at the Company’s option of either (i) the Wall Street Journal variable prime rate of interest minus 0.50% or (ii) LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.25%. The line of credit is collateralized by (i) a first lien-security interest in certain existing and future assets of HHLP, (ii) title-insured, first-line mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, and a hotel property to be determined, and (iii) collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenues.

Dispositions

Since our initial public offering in 1999, we have sold a total of twelve hotels, including four hotels sold back to entities controlled by our officers or trustees at the same purchase price we acquired the hotels from those entities. All sales to these entities were in situations where we believed an independent buyer would demand seller financing, which we were not willing to provide. We do not intend to sell hotels to such entities in the future.

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

Property Management

As of December 31, 2005, our TRS’s have engaged HHMLP as the property manager for all of our wholly owned hotels pursuant to substantially similar management agreements. Each management agreement provides for a five year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements.

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

For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of the gross revenues associated with that hotel for the related month. There were no incentive management fees payable in 2004 or 2005. The incentive management fee, if any, for all of the hotels is due annually in arrears on the ninetieth day following the end of each fiscal year and is generally based upon the financial performance of all of the hotels under a predetermined formula.

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

As of December 31, 2005, our joint venture partnerships have retained the following management companies to operate the respective hotels for the joint ventures:

Joint Venture	Management Company

HT/CNL Metro Hotels, L.P	HHMLP

PRA Glastonbury, LLC	HHMLP

Logan Hospitality Associates, LLC	HHMLP

Inn America Hospitality at Ewing, LLC	HHMLP

Hiren Boston, LLC	Jiten Management

Mystic Partners, LLC	Waterford Hotel Group

SB Partners, LLC	Jiten Management

LTD Associates One, LLC	LTD Management

LTD Associates Two, LLC	LTD Management

We do not operate our own hotels because we are not permitted to do so by the REIT qualification rules. Furthermore, under the REIT qualification rules in effect prior to 2001, we were generally required to lease our hotels to a third party and as a result, we originally leased substantially all of our hotels to HHMLP. However, the REIT rules that prompted this structure were modified in 2001 and the new rules permit a REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, since the time of the rule modification we have leased all of our hotels to a wholly-owned TRS which pays us qualifying rents.

Distributions

We have made twenty eight consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders.

Quarter to which distribution relates	Class A Common Per Share distribution amount	Record date	Payment date	Series A Preferred Per Share distribution amount	Record date	Payment date
2005
First quarter	$0.18	3/31/2005	4/15/2005	--	--	--
Second quarter	$0.18	6/20/2005	7/15/2005	--	--	--
Third quarter	$0.18	9/15/2005	10/14/2005	$0.3944	10/1/2005	10/17/2005
Fourth quarter	$0.18	12/30/2005	1/16/2006	$0.50	1/1/2006	1/16/2006

2004
First quarter	$0.18	3/31/2004	4/16/2004	--	--	--
Second quarter	$0.18	6/30/2004	7/15/2004	--	--	--
Third quarter	$0.18	9/30/2004	10/15/2004	--	--	--
Fourth quarter	$0.18	12/30/2004	1/14/2005	--	--	--

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

The Class A common shares enjoyed a priority period that expired on January 26, 2004. During the priority period, holders of the Class A common shares were entitled to receive, prior to any distributions either to the holders of the operating partnership units or to the holders of the Class B common shares, cumulative dividends in an amount per priority common share equal to $0.18 per quarter. After holders of the Class A common shares received the $0.18 quarterly distribution, holders of the operating partnership units and the Class B common shares were entitled to receive an amount per operating partnership unit or Class B common share equal to the distribution paid to the holders of the common shares. Holders of Class A common shares and the holders of the operating partnership units and the Class B common shares were entitled to receive future distributions on a pro rata basis. As of January 26, 2004, no Class B common shares were outstanding. Thus, the Class A common shares had priority distribution rights only with respect to the outstanding operating partnership units. All distinctions between these two classes of common shares expired as of January 26, 2004. All references herein to common shares refer to the Class A common shares.

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

Operating Practices

HHMLP utilizes a centralized accounting and data processing system, which facilitates financial statement and budget preparation, payroll management, quality control and other support functions for the on-site hotel management team. HHMLP provides centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10,000 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2,000 per property and monthly information technology fees are $500 per property.

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

Employees

As of December 31, 2005, we had thirteen employees who were principally engaged in managing the affairs of the company unrelated to property management. HHMLP had approximately 1,350 employees at that date. Our relations with our employees are satisfactory. HHMLP has advised us that its relationship with its employees is satisfactory.

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

Business Risks

The hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, competition from other hotels, which can adversely affect occupancy and room rates; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; significant dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could adversely affect the profitability and cash flows of our hotels and our ability to make expected distributions to shareholders.

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

Franchise Agreements

All of our hotels operate under franchise licenses from national hotel franchisors, including Marriott International, Starwood Hotels, Intercontinental Hotel Group, Hilton Hotels Corporation and Choice Hotels International. Residence Inn, SpringHill Suites and Courtyards are registered trademarks of Marriott International, Four Points by Sheraton is a registered trademark of Starwood Hotels, Holiday Inn Express and Holiday Inn are registered trademarks of Intercontinental Hotel Group; Hilton Garden Inn, Hampton Inn and Doubletree Club are registered trademarks of Hilton Hotels Corporation, and Comfort Inn, Comfort Suites, Mainstay Suites and Sleep Inn are registered trademarks of Choice Hotels International.

44 New England, our TRS, and our JV TRS’ hold the franchise licenses for properties that they lease. HHMLP holds some of the franchise licenses for some of the hotels that it manages for our TRS. We do not anticipate any difficulty in maintaining the franchise licenses for hotel properties managed by third party management companies. It is anticipated that franchise licenses for hotel properties managed by other lessees will be maintained by the respective TRS or operating entity.

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

The following table sets forth certain information in connection with the franchise licenses purchased by the Company for hotels wholly owned or owned through a joint venture acquisition as of December 31, 2005:

	Effective	Expiration	Franchise
Hotel	Date	Date	Fee

Comfort Inn, Harrisburg, PA	5/15/1998	5/15/2018	8.85%
Comfort Inn, Frederick, MD	5/25/2004	5/25/2024	9.10%
Comfort Suites, Duluth, GA	5/19/2000	5/19/2020	8.00%
Courtyard by Marriott, Ewing, NJ (3)	8/02/2004	2/05/2024	7.50%
Four Points by Sheraton, Revere, MA (3)	6/1/2001	6/1/2011	6.00%
Hampton Inn, Peachtree, GA	4/20/2000	4/19/2021	8.00%
Hampton Inn, Newnan, GA	4/20/2000	4/19/2021	8.00%
Hampton Inn, Selinsgrove, PA	9/12/1996	9/11/2016	8.00%
Hampton Inn, Carlisle, PA	6/16/1997	6/15/2017	8.00%
Hampton Inn, Chelsea, NY (3)	7/12/2001	7/11/2023	8.00%
Hampton Inn, Danville, PA	3/28/1997	3/27/2018	8.00%
Hampton Inn, Linden, NJ	10/1/2003	9/30/2023	8.00%
Hampton Inn & Suites, Hershey, PA	9/24/1998	9/23/2019	8.00%
Hilton Garden Inn, Edison, NJ	10/1/2003	4/12/2022	9.00%
Hilton Garden Inn, Glastonbury, CT (3)	11/16/2003	2/23/2023	9.00%
Hilton Garden Inn, Gettysburg, PA	7/23/2004	5/20/2024	9.00%
Holiday Inn Hotel and Conference Center, New Cumberland, PA (1)	9/29/1995	12/31/2005	7.50%
Holiday Inn Express, Duluth, GA	5/20/2000	5/20/2010	8.00%
Holiday Inn Express, Hershey, PA	9/30/1997	9/30/2007	8.00%
Holiday Inn Express, New Columbia, PA	12/3/1997	12/3/2007	8.00%
Holiday Inn Express, Hartford, CT	1/1/2004	1/1/2014	8.00%
Holiday Inn Express and Suites, Harrisburg, PA	12/22/1999	12/22/2009	8.00%
Mainstay/Sleep Inn, King of Prussia, PA	11/30/1997	11/30/2017	10.00%
Mainstay Suites, Frederick, MD (2)	4/4/2000	4/3/2020	5.50%
Residence Inn by Marriott, Greenbelt, MD	7/15/2004	7/24/2022	7.50%
Residence Inn by Marriott, Framingham, MA	3/26/2004	3/26/2029	7.50%
Fairfield Inn, Laurel, MD	1/31/2005	4/15/2019	7.00%
Holiday Inn Express, Langhorne, PA	5/23/2005	5/22/2015	9.00%
Holiday Inn Express, Malvern, PA	5/24/2005	5/23/2015	9.00%
Holiday Inn Express & Suites, King of Prussia, PA	5/23/2005	5/22/2015	9.00%
Courtyard by Wilmington, Wilmington, DE	6/14/2005	10/11/2019	7.50%
Courtyard Brookline, Brookline, MA	6/16/2005	4/11/2023	7.50%
Courtyard by Marriott, Boston, MA (3)	7/1/2005	6/30/2025	7.50%
Holiday Inn Express Dorchester, Boston, MA (3)	5/20/1997	5/20/2007	8.00%
Residence Inn, Williamsburg, VA (3)	11/22/2005	8/16/2019	7.50%
Springhill Suites, Williamsburg, VA (3)	11/22/2005	11/15/2019	7.50%

_______________

(1)	Franchise fee agreement on a month to month basis at December 31, 2005. Interim extension filed until March 2006, when the Company expects a new five year contract will be executed.
(2)	Franchise fees are structured to increase on a yearly basis during the first five years of operations.
(3)	Hotel owned through a joint venture with third party.

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

Under the RMA, a TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager who satisfies the following requirements:

1.	such manager is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS;

2.	such manager does not own, directly or indirectly, more than 35% of our common shares;

3.	no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of our common shares; and

4.	we do not directly or indirectly derive any income from such manager.

The RMA limits the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation. The RMA also imposes a 100% excise tax on transactions between a TRS and us or our tenants that are not on an arm’s length basis.

Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Common Shares
Ordinary income	60.83%	66.6%	83.5%
Return of Capital	29.24%	33.4%	16.5%
Capital Gain Distribution	9.93%	--	--
Preferred Shares
Ordinary income	85.96%	--	--
Capital Gain Distribution	14.04%

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

Item 1A.	Risk Factors

You should carefully consider the following risks, together with the other information included in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations may suffer. As a result, the trading price of our securities could decline, and you may lose all or part of any investment you have in our securities.

Risks Relating to Our Business and Operations

We may be unable to integrate acquired hotels into our operations or otherwise manage our planned growth, which may adversely affect our operating results.

We have recently acquired a substantial number of hotels. We cannot assure you that we or HHMLP will be able to adapt our management, administrative, accounting and operational systems and arrangements, or hire and retain sufficient operational staff to successfully integrate these investments into our portfolio and manage any future acquisitions of additional assets without operational disruptions or unanticipated costs. Acquisition of hotels generates additional operating expenses that we will be required to pay. As we acquire additional hotels, we will be subject to the operational risks associated with owning new lodging properties. Our failure to integrate successfully any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders or make other payments in respect of securities issued by us.

Acquisition of hotels with limited operating history may not achieve desired results.

Many of our recent acquisitions, including some of the hotels in the Mystic Partners joint venture with Waterford, are newly developed hotels. Newly−developed or newly−renovated hotels do not have the operating history that would allow our management to make pricing decisions in acquiring these hotels based on historical performance. The purchase prices of these hotels are based upon management’s expectations as to the operating results of such hotels, subjecting us to risks that such hotels may not achieve anticipated operating results or may not achieve these results within anticipated time frames. As a result, we may not be able to generate enough cash flow from these hotels to make debt payments or pay operating expenses. In addition, room revenues may be less than that required to provide us with our anticipated return on investment. In either case, the amounts available for distribution to our shareholders could be reduced.

Our acquisitions may not achieve expected performance, which may harm our financial condition and operating results.

We anticipate that acquisitions will largely be financed with the net proceeds of securities offerings and through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to acquire and market properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. Because we must distribute annually at least 90% of our taxable income to maintain our qualification as a REIT, our ability to rely upon income or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, were we unable to obtain funds from borrowings or the capital markets to finance our growth and acquisition activities, our ability to grow could be curtailed, amounts available for distribution to shareholders could be adversely affected and we could be required to reduce distributions.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2005, our portfolio consisted of 31 wholly owned limited and full service properties and joint venture investments in 16 hotels with a total of 5,513 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make expected distributions to our shareholders.

We focus on acquiring hotels operating under a limited number of franchise brands, which creates greater risk as the investments are more concentrated.

We place particular emphasis in our acquisition strategy on hotels similar to our current hotels. We invest in hotels operating under a few select franchises and therefore will be subject to risks inherent in concentrating investments in a particular franchise brand, which could have an adverse effect on amounts available for distribution to shareholders. These risks include, among others, the risk of a reduction in hotel revenues following any adverse publicity related to a specific franchise brand.

All our hotels are located in the Eastern United States and many are located in the area from Pennsylvania to Connecticut, which may increase the effect of any regional or local economic conditions.

Our hotels are located in the Eastern United States. Twenty of our wholly owned hotels and ten of our joint venture hotels are located in the states of Pennsylvania, New Jersey, New York and Connecticut. As a result, regional or localized adverse events or conditions, such as an economic recession around these hotels, could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2005, we had debt outstanding of $256 million. We may borrow additional amounts from the same or other lenders in the future, or may issue corporate debt securities in public or private offerings. Some of these additional borrowings may be secured by our hotels. Our strategy is to maintain target debt levels of approximately 60% of the total purchase price of our hotels both on an individual and aggregate basis, and our Board of Trustees’ policy is to limit indebtedness to no more than 67% of the fair market value of the hotels in which we have invested. However our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2005, our TRS’s have engaged an independent management company, HHMLP, as the property manager for all of our wholly owned hotels and our joint venture partnerships have retained eligible independent management companies to operate the respective hotels for the joint ventures, as required by the REIT qualification rules. HHMLP and the management companies operating the hotels owned in our joint ventures make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by HHMLP and the management companies operating the hotels may not be in the best interests of a particular hotel or of our company. Accordingly, we cannot assure you that HHMLP or the management companies operating the hotels owned in our joint ventures will operate our hotels in a manner that is in our best interests.

We depend on key personnel.

We depend on the services of our existing senior management to carry out our business and investment strategies. As we expand, we will continue to need to attract and retain qualified additional senior management. We have employment contracts with certain of our senior management; however, the employment agreements may be terminated under certain circumstances. The termination of an employment agreement and the loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

We face increasing competition for the acquisition of hotel properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We face competition for investment opportunities in high quality, upscale and mid-scale limited service and extended-stay hotels from entities organized for purposes substantially similar to our objectives, as well as other purchasers of hotels. We compete for such investment opportunities with entities that have substantially greater financial resources than we do, including access to capital or better relationships with franchisors, sellers or lenders. Our competitors may generally be able to accept more risk than we can manage prudently and may be able to borrow the funds needed to acquire hotels. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

There can be no assurance that we have successfully remedied our recently identified material weaknesses in internal control over financing reporting.

In connection with the closing of our 2005 fiscal year, we identified certain matters involving our internal control over financial reporting that we and our independent auditors determined to be material weaknesses under standards established by the American Institute of Certified Public Accountants. We have identified these matters in Item 9A, herein. Although we have attempted to remedy the material weaknesses in internal control over financial reporting identified in 2005, by implementing a number of actions aimed at strengthening our financial reporting processes, we cannot assure you that the remedial measures we have taken will adequately address the identified material weaknesses. Moreover, we have only recently implemented processes to address the material weaknesses identified. We will continue to take further remedial actions to improve our internal control over financial reporting in order to continue to meet the requirements for being a public company, including the rules under Section 404 of the Sarbanes−Oxley Act of 2002, but there can be no assurance that the improvements we have made or will make will be sufficient to ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our capital stock.

We may engage in hedging transactions, which can limit our gains and increase exposure to losses.

We may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt and also to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or could adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.

•	The duration of the hedge may not match the duration of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.

Downward adjustments, or “mark−to−market losses,” would reduce our stockholders’ equity.

Hedging involves risk and typically involves costs, including transaction costs, which may reduce returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to stockholders. The REIT qualification rules may also limit our ability to enter into hedging transactions. We generally intend to hedge as much of our interest rate risk as our management determines is in our best interests given the cost of such hedging transactions and the requirements applicable to REITs. If we are unable to hedge effectively because of the cost of such hedging transactions or the limitations imposed by the REIT rules, we will face greater interest risk exposure than may be commercially prudent.

If we cannot access the capital markets, we may not be able to grow the Company at our historical growth rates.

We may not be able to access the capital markets to obtain capital to fund future acquisitions and investments. If we lack the capital to make future acquisitions or investments, we may not be able to continue to grow at historical rates.

Risks Relating to Conflicts of Interest

Due to conflicts of interest, many of our existing agreements may not have been negotiated on an arm’s-length basis and may not be in our best interest.

Some of our officers and trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Administrative Services Agreement between us and HHMLP pursuant to which HHMLP provides certain administrative services, the Option Agreement between the operating partnership and some of the trustees and officers and our property management agreements with HHMLP may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders.

Conflicts of interest with other entities may result in decisions that do not reflect our best interests.

The following officers and trustees own collectively approximately 96% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah, David L. Desfor, K.D. Patel and Kiran P. Patel. The following officers and trustees serve as officers of HHMLP: David L. Desfor, Kiran P. Patel and K.D. Patel. Conflicts of interest may arise in respect of the ongoing acquisition, disposition and operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Administrative Services Agreement, the Option Agreement and our property management agreements with HHMLP. Consequently, the interests of shareholders may not be fully represented in all decisions made or actions taken by our officers and trustees.

Conflicts of interest relating to sales or refinancing of hotels acquired from some of our trustees and officers may lead to decisions that are not in our best interest.

Some of our trustees and officers have unrealized gains associated with their interests in the hotels we have acquired from them and, as a result, any sale of the these hotels or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these hotels may cause adverse tax consequences to such of our trustees and officers. Therefore, our interests and the interests of these individuals may be different in connection with the disposition or refinancing of these hotels.

Competing hotels owned or acquired by some of our trustees and officers may hinder these individuals from spending adequate time on our business.

Some of our trustees and officers own hotels and may develop or acquire new hotels, subject to certain limitations. Such ownership, development or acquisition activities may materially affect the amount of time these officers and trustees devote to our affairs. Some of our trustees and officers operate hotels that are not owned by us, which may materially affect the amount of time that they devote to managing our hotels. Pursuant to the Option Agreement, as amended, we have an option to acquire any hotels developed by our officers and trustees.

Need for certain consents from the limited partners may not result in decisions advantageous to shareholders.

Under our operating partnership’s amended and restated partnership agreement, the holders of at least two- thirds of the interests in the partnership must approve a sale of all or substantially all of the assets of the partnership or a merger or consolidation of the partnership. Some of our officers and trustees will own an approximately 11.5% interest in the operating partnership on a fully-diluted basis. Their large ownership percentage may make it less likely that a merger or sale of our company that would be in the best interests of our shareholders will be approved.

Risks Relating to Our Corporate Structure

Our ownership limitation may restrict business combination opportunities.

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year. To preserve our REIT qualification, our Declaration of Trust generally prohibits direct or indirect ownership of more than 9.9% of the number of outstanding shares of any class of our securities, including the common shares, by any person. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deferring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests.

The Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.

Our Board of Trustees is divided into two classes. The terms of the first and second classes expire in 2006 and 2007, respectively. Trustees of each class are elected for two-year terms upon the expiration of their current terms and each year one class of trustees will be elected by the shareholders. The staggered terms of trustees may delay, defer or prevent a tender offer, a change in control of us or other transaction, even though such a transaction might be in the best interest of the shareholders.

Maryland Business Combination Law may discourage a third party from acquiring us.

Under the Maryland General Corporation Law, as amended (MGCL), as applicable to real estate investment trusts, certain “business combinations” (including certain issuances of equity securities) between a Maryland real estate investment trust and any person who beneficially owns ten percent or more of the voting power of the trust’s shares or an affiliate thereof or any person who is an affiliate or associate of the trust and was the beneficial owner of ten percent or more of the voting shares of the trust within the two year period immediately prior to the date in question, are prohibited for five years after the most recent date on which this shareholder acquired at least ten percent of the voting power of the trust’s shares. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions could delay, defer or prevent a transaction or change of control of our company in which our shareholders might otherwise receive a premium for their shares above then-current market prices or might  otherwise deem to be in their best interests.

The Board of Trustees may change our investment and operational policies without a vote of the common shareholders.

Our major policies, including our policies with respect to acquisitions, financing, growth, operations, debt limitation and distributions, are determined by our Board of Trustees. The Trustees may amend or revise these and other policies from time to time without a vote of the holders of the common shares.

Our Board of Trustees may issue additional shares that may cause dilution or prevent a transaction that is in the best interests of our shareholders.

Our Declaration of Trust authorizes the Board of Trustees, without shareholder approval, to:

•
amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue,

•	cause us to issue additional authorized but unissued common shares or preferred shares and

•
classify or reclassify any unissued common or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including the issuance of additional common shares or preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters.

Any one of these events could cause dilution to our common shareholders, delay, defer or prevent a transaction or a change in control that might involve a premium price for the common shares or otherwise not be in the best interest of holders of common shares.

Future offerings of debt securities, which would be senior to our common shares upon liquidation, or equity securities, which would dilute our existing shareholders and may be senior to our common shares for the purposes of dividend distributions, may adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including medium-term notes, senior or subordinated notes and classes of preferred or common shares. Upon liquidation, holders of our debt securities and shares of preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common shares and diluting their stock holdings in us.

There are no assurances of our ability to make distributions in the future.

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. However, our ability to pay dividends may be adversely affected by the risk factors described in this prospectus. All distributions will be made at the discretion of our Board of Trustees and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

An increase in market interest rates may have an adverse effect on the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our share or unit price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend or interest rate on our securities or seek securities paying higher dividends or interest. The market price of our common shares likely will be based primarily on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to shareholders, and not from the market value or underlying appraised value of the properties or investments themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Our transition to a TRS structure may result in a decrease in revenue.

During the years ended December 31, 2003, 2002 and 2001, certain hotels owned by us were under fixed lease agreements with HHMLP. The payments received from some of these fixed leases exceeded the payments that we estimate would have been received had the hotels been leased directly to our TRS. Each of these leases has now expired, and these hotels were released to our TRS. The revenue generated by these hotels under the leases to our TRS may be less than the rent we received when they were leased to HHMLP.

Risks Related to Our Tax Status

If we fail to qualify as a REIT, our dividends will not be deductible to us, and our income will be subject to taxation.

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke the REIT election.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income, other than any net capital gain. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

We have paid out, and intend to continue to pay out, our income to our shareholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we may borrow, to pay distributions to our shareholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein.

The taxation of corporate dividends may adversely affect the value of our common shares.

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation. This reduced tax rate, however, does not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations are generally taxed at a lower rate while dividends from REITs are generally taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our shares in particular, either in terms of price or relative to other investments.

Risks Related to the Hotel Industry

The value of our hotels depends on conditions beyond our control.

Our hotels are subject to varying degrees of risk generally incident to the ownership of hotels. The underlying value of our hotels, our income and ability to make distributions to our shareholders are dependent upon the operation of the hotels in a manner sufficient to maintain or increase revenues in excess of operating expenses. Hotel revenues may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of terrorism, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, adverse changes in zoning laws, and other factors that are beyond our control. In particular, general and local economic conditions may be adversely affected by the recent terrorist incidents in New York and Washington, D.C. Our management is unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide, on the U.S. economy, on us or our hotels or on the market price of our common shares.

Our hotels are subject to general hotel industry operating risks, which may impact our ability to make distributions to shareholders.

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have our hotels, and there can be no assurance that such volatility will not occur in the future. These risks include, among other things, competition from other hotels; over-building in the hotel industry that could adversely affect hotel revenues; increases in operating costs due to inflation and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; adverse effects of general and local economic conditions; and adverse political conditions. These factors could reduce revenues of the hotels and adversely affect our ability to make distributions to our shareholders.

Competition for guests is highly competitive.

The hotel industry is highly competitive. Our hotels compete with other existing and new hotels in their geographic markets. Many of our competitors have substantially greater marketing and financial resources than we do. If their marketing strategies are effective, we may be unable to make distributions to our shareholders.

Our investments are concentrated in a single segment of the hotel industry.

Our current business strategy is to own and acquire hotels primarily in the high quality, upscale and mid-scale limited service and extended-stay segment of the hotel industry. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

The hotel industry is seasonal in nature.

The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. Our hotels’ operations historically reflect this trend. We believe that we will be able to make distributions necessary to maintain REIT status through cash flow from operations; but if we are unable to do so, we may not be able to make the necessary distributions or we may have to generate cash by a sale of assets, increasing indebtedness or sales of securities to make the distributions. Risks of operating hotels under franchise licenses, which may be terminated or not renewed, may impact our ability to make distributions to shareholders.

Risks of operating hotels under franchise licenses, which may be terminated or not renewed, may impact our ability to make distributions to shareholders.

The continuation of the franchise licenses is subject to specified operating standards and other terms and conditions. All of the franchisors of our hotels periodically inspect our hotels to confirm adherence to their operating standards. The failure of our partnership or HHMLP to maintain such standards or to adhere to such other terms and conditions could result in the loss or cancellation of the applicable franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that the trustees determine are too expensive or otherwise not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel. In that event, the trustees may elect to allow the franchise license to lapse or be terminated.

There can be no assurance that a franchisor will renew a franchise license at each option period. If a franchisor terminates a franchise license, we, our partnership, and HHMLP may be unable to obtain a suitable replacement franchise, or to successfully operate the hotel independent of a franchise license. The loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the related hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Our loss of a franchise license for one or more of the hotels could have a material adverse effect on our partnership’s revenues and our amounts available for distribution to shareholders.

Operating costs and capital expenditures for hotel renovation may be greater than anticipated and may adversely impact distributions to shareholders.

Hotels generally have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment. Under the terms of our management agreements with HHMLP, we are obligated to pay the cost of expenditures for items that are classified as capital items under GAAP that are necessary for the continued operation of our hotels. If these expenses exceed our estimate, the additional cost could have an adverse effect on amounts available for distribution to shareholders. In addition, we may acquire hotels in the future that require significant renovation. Renovation of hotels involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from hotels.

Risks Related to Real Estate Investment Generally

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in operating, economic and other conditions will be limited. No assurances can be given that the fair market value of any of our hotels will not decrease in the future.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

We require comprehensive insurance to be maintained on each of the our hotels, including liability and fire and extended coverage in amounts sufficient to permit the replacement of the hotel in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace the applicable hotel after such applicable hotel has been damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the applicable hotel. If any of these or similar events occur, it may reduce the return from the attached property and the value of our investment.

REITs are subject to property taxes.

Each hotel is subject to real and personal property taxes. The real and personal property taxes on hotel properties in which we invest may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits which has led many of them, and may in the future lead others to, increase assessments and/or taxes. If property taxes increase, our ability to make expected distributions to our shareholders could be adversely affected.

Environmental matters could adversely affect our results.

Operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of future legislation. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to shareholders. Phase I environmental assessments have been obtained on all of our hotels. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

Costs associated with complying with the Americans with Disabilities Act may adversely affect our financial condition and operating results.

Under the Americans with Disabilities Act of 1993 (ADA), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our hotels are substantially in compliance with these requirements, a determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the hotels, including changes to building codes and fire and life-safety codes, may occur. If we were required to make substantial modifications at the hotels to comply with the ADA or other changes in governmental rules and regulations, our ability to make expected distributions to our shareholders could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information with respect to the hotels we wholly owned as of December 31, 2005.

	Twelve Months Ended December 31, 2005

	Year Opened	Number of Rooms	Room Revenue	Other Revenue(1)	Occupancy	Daily Average Rate	REVPAR(2)
Hotels
Comfort Inn:
Harrisburg, PA	1998	81	$1,664,087	$42,002	68.6%	$83.12	$56.99
Frederick, MD	2004	73	$1,448,954	$21,571	67.6%	$80.4	$54.38
Comfort Suites:
Duluth, GA	1996	85	$1,476,305	$43,805	72.0%	$66.07	$47.58
Courtyard by Marriott:
Brookline/Boston, MA (7)	2003	188	$4,594,411	$491,380	82.2%	$149.38	$122.81
Wilmington, DE (7)	1999	78	$1,287,476	$69,605	76.4%	$107.47	$82.12
Fairfield Inn:
Laurel, MD (4)	1999	109	$2,150,595	$33,251	62.4%	$94.42	$58.90
Hampton Inn:
Peachtree City, GA	1994	61	$1,196,375	$28,920	72.0%	$74.66	$53.73
Newnan, GA	1996	91	$1,671,896	$24,164	67.5%	$74.53	$50.34
Selinsgrove, PA (3)	1996	75	$1,940,117	$28,043	67.3%	$105.25	$70.87
Carlisle, PA	1997	95	$2,422,006	$13,688	72.1%	$94.95	$68.41
Danville, PA	1998	72	$1,687,176	$22,369	69.1%	$94.16	$65.10
Hershey, PA	1999	110	$3,300,219	$89,608	64.4%	$127.58	$82.20
Linden, NJ	2003	149	$3,790,890	$132,861	77.4%	$90.07	$69.70
Madison Square Garden Area, NY (5)	2005	136	$5,998,739	$19,920	87.9%	$182.53	$160.39
Hilton Garden Inn:
Edison, NJ	2003	132	$3,316,418	$990,262	66.7%	$103.18	$68.83
Gettysburg, PA	2004	88	$1,792,599	$251,205	55.4%	$100.68	$55.81
Holiday Inn Hotel and Conference Center:
Harrisburg, PA	1970	196	$3,372,957	$2,413,721	63.1%	$75.58	$47.66
Holiday Inn Express:
Duluth, GA	1996	68	$1,211,232	$34,025	70.1%	$69.65	$48.80
Hershey, PA	1997	85	$2,095,809	$30,225	68.4%	$107.68	$73.61
New Columbia, PA	1997	81	$1,339,835	$14,975	49.5%	$92.74	$45.88
Hartford, CT	2004	96	$3,316,418	$990,262	66.7%	$103.18	$68.83
Malvern, PA (6)	2004	88	$1,004,493	$31,415	57.0%	$90.18	$51.42
Oxford Valley, PA (6)	2004	88	$1,274,729	$5,302	62.1%	$106.10	$65.84
Holiday Inn Express and Suites:
Harrisburg, PA	1997	77	$1,869,839	$16,274	74.1%	$91.01	$67.41
King of Prussia, PA (6)	2004	155	$2,150,310	$56,040	63.7%	$97.65	$62.21
Independent:
Wilmington, DE (7)	1999	71	$820,706	$12,680	72.0%	$80.63	$58.09
Mainstay Suites:
Frederick, MD	2000	72	$1,578,507	$17,709	80.6%	$73.54	$59.24
King of Prussia, PA	2000	69	$1,408,691	$65,444	70.3%	$79.55	$55.93
Residence Inn:
Framingham, MA	2000	125	$4,076,266	$130,213	79.6%	$112.18	$89.34
Greenbelt, MD	2002	120	$4,907,292	$100,011	82.3%	$136.12	$112.04
Sleep Inn:
King of Prussia, PA	2000	87	$1,368,880	$17,025	68.3%	$70.35	$48.08
Total		3,101	$71,534,227	$6,237,975
Total Revenues			$77,772,202
Weighted average					71.6%	$106.93	$78.35

_________________________

(1)	Represents restaurant revenue, telephone revenue and other revenue.
(2)	REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3)	A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years.
(4)	We assumed operations of this hotel in January 2005.
(5)	We assumed operations of this hotel in April 2005.
(6)	We assumed operations of these hotels in May 2005.
(7)	We assumed operations of these hotels in June 2005.

The following table sets forth certain information with respect to the hotels we owned through joint ventures with third parties as of December 31, 2005.

	Twelve Months Ended December 31, 2005

	Year Opened	Number of Rooms	Room Revenue	Other Revenue(1)	Occupancy	Average Daily Rate	REVPAR(2)
Hotels
Courtyard by Marriott:
Ewing , NJ (3)	2004	130	$4,436,882	$537,615	76.5%	$122.24	$93.51
Norwich, CT (7)	1997	144	$1,626,021	$174,964	83.0%	$93.82	$77.88
South Boston, MA (10)	2005	164	$2,260,313	$154,799	54.1%	$138.41	$74.90
Warwick, RI (7)	2003	92	$1,078,366	$117,988	72.9%	$110.97	$80.84
Four Points by Sheraton:
Revere, MA (4)	2001	180	$4,704,001	$2,253,990	78.1%	$91.74	$71.60
Hampton Inn:
Chelsea, NY (5)	2003	144	$7,964,084	$38,686	89.1%	$170.13	$151.52
Hilton:
Hartford Downtown, CT (9)	2005	392	$2,331,659	$1,300,641	55.0%	$124.43	$68.37
Hilton Garden Inn:
Glastonbury, CT (6)	2003	150	$4,218,173	$893,737	70.4%	$109.42	$77.04
Holiday Inn Express:
South Boston, MA (12)	1998	118	$729,834	$13,671	67.9%	$105.85	$71.92
Marriott:
Mystic, CT (7)	2001	285	$4,588,951	$5,538,047	75.7%	$146.64	$111.05
Residence Inn:
Williamsburg, VA (11)	2002	120	$230,259	$4,955	63.0%	$84.59	$53.30
Danbury, CT (7)	1999	78	$933,837	$32,168	73.8%	$111.88	$82.57
Mystic, CT (8)	1996	133	$1,163,700	$36,396	76.9%	$105.30	$81.02
Southington, CT (14)	2002	94	$1,100,502	$73,289	90.7%	$100.01	$90.69
SpringHill Suites:
Williamsburg, VA (13)	2002	108	$141,784	$2,054	42.8%	$68.96	$29.54
Waterford, CT (7)	1998	80	$914,142	$25,907	78.4%	$100.54	$78.81
Total		2,412	$38,422,508	$11,198,907
Total Revenues			$49,621,415
Weighted average					75.5%	$126.86	$96.50

_________________________

(1)	Represents restaurant revenue, telephone revenue and other revenue.
(2)	REVPAR is determined by dividing room revenue by available rooms for the applicable period.
(3)	Hotel opened in July 2004. We own 50% of the joint venture. Inn America, LLC owns 50% of joint venture.
(4)	We own 55% of the joint venture. Logan Hospitality Associates, LLC owns 45% of joint venture.
(5)	Hotel opened in August 2003. We own 33.3% of the joint venture. CNL Hospitality Partners, L.P. owns 66.7% of joint venture.
(6)	Hotel opened in November 2003. We own 40% of the joint venture. Joseph Pacitti and PRA Glastonbury Management own 59% and 1% of the joint venture, respectively.
(7)	We assumed operations of these hotels in August 2005. We own 66.7% of the joint venture. Mystic Hotel Investors owns 33.3% of the joint venture.
(8)	We assumed operations of this hotel in September 2005. We own 66.7% of the joint venture. Mystic Hotel Investors owns 33.3% of the joint venture.
(9)	We assumed operations of this hotel in October 2005. We own 44% of the joint venture. Mystic Hotel Investors and a minority interest holder owns 44% and 12% of the joint venture, respectively.
(10)	We assumed operations of this hotel in July 2005. We own 50% of the joint venture. Hiren Boston, LLC owns 50% of the joint venture.
(11)	We assumed operations of this hotel in November 2005. We own 75% of the joint venture. LTD Associates Two, LLC owns 25% of the joint venture.
(12)	We assumed operations of this hotel in October 2005. We own 50% of the joint venture. SB Partners owns 50% of the joint venture.
(13)	We assumed operations of this hotel in November 2005. We own 75% of the joint venture. LTD Associates One, LLC owns 25% of the joint venture.
(14)	We assumed operations of this hotel in August 2005. We own 44.7% of the joint venture. Mystic Hotel Investors and a minority interest holder own 22.3% and 33.0% of the joint venture, respectively.

The following table sets forth certain information with respect to each of our hotels:

	Year Ended December 31,

	2005	2004	2003	2002	2001
Comfort Inn - Harrisburg, PA
Occupancy	68.6%	61.9%	66.6%	64.4%	58.9%
ADR	$83.12	$81.26	$80.14	$78.20	$75.48
REVPAR	$56.99	$50.26	$53.34	$50.33	$44.47
Comfort Inn - Frederick, MD (1)
Occupancy	67.65%	46.2%
ADR	$80.38	$80.70
REVPAR	$54.38	$37.31
Comfort Suites, Duluth, GA
Occupancy	72.0%	64.0%	60.2%	57.8%	70.4%
ADR	$66.07	$58.73	$60.27	$61.37	66.3%
REVPAR	$47.58	$37.61	$36.28	$35.45	$46.70
Courtyard by Marriott, Brookline/Boston, MA (19)
Occupancy	82.2%
ADR	$149.38
REVPAR	$122.81
Courtyard by Marriott, Ewing, NJ (2)
Occupancy	76.5%	74.5%
ADR	$122.24	$146.78
REVPAR	$93.51	$109.30
Courtyard by Marriott, Norwich, CT (20)
Occupancy	83.0%
ADR	$93.82
REVPAR	$77.88
Courtyard by Marriott, South Boston, MA (23)
Occupancy	54.1%
ADR	$138.41
REVPAR	$74.90
Courtyard by Marriott, Warwick, RI (20)
Occupancy	72.9%
ADR	$110.97
REVPAR	$80.84
Courtyard by Marriott, Wilmington, DE (19)
Occupancy	76.4%
ADR	$107.47
REVPAR	$82.12
Fairfield Inn, Laurel, MD (16)
Occupancy	62.4%
ADR	$94.42
REVPAR	$58.90
Four Points by Sheraton, Revere, MA (4)
Occupancy	78.1%	83.4%
ADR	$91.74	$88.71
REVPAR	$71.60	$74.00
Hampton Inn, Peachtree City, GA
Occupancy	72.0%	68.8%	68.4%	73.3%	68.1%
ADR	$74.66	$70.65	$70.37	$65.28	$67.64
REVPAR	$53.73	$48.63	$48.14	$47.85	$46.04
Hampton Inn, Newnan, GA
Occupancy	67.5%	62.1%	63.7%	68.4%	74.1%
ADR	$74.53	$69.66	$65.80	$63.62	$64.68
REVPAR	$50.34	$43.25	$41.92	$43.54	$47.91

	Year Ended December 31,

	2005	2004	2003	2002	2001
Hampton Inn - Selinsgrove, PA
Occupancy	67.3%	69.7%	72.5%	77.6%	80.6%
ADR	$105.25	$99.95	$93.55	$87.40	$81.50
REVPAR	$70.87	$69.71	$67.78	$67.85	$65.66
Hampton Inn - Carlisle, PA
Occupancy	72.1%	71.7%	72.9%	65.4%	69.2%
ADR	$94.95	$89.83	$83.80	$82.08	$76.71
REVPAR	$68.41	$64.43	$61.10	$53.71	$53.09
Hampton Inn, Madison Square Garden Area, NY (17)
Occupancy	87.9%
ADR	$182.53
REVPAR	$160.39
Hampton Inn, Danville, PA
Occupancy	69.14%	65.4%	67.6%	71.5%	73.8%
ADR	$94.16	$90.83	$81.55	$81.66	$79.41
REVPAR	$65.10	$59.42	$55.11	$58.36	$58.57
Hampton Inn, Chelsea, NY (5)
Occupancy	89.1%	90.4%	76.6%
ADR	$170.13	$145.72	$143.91
REVPAR	$151.52	$131.75	$110.19
Hampton Inn, Linden, NJ (6)
Occupancy	77.4%	68.7%	49.0%
ADR	$90.07	$88.68	$102.60
REVPAR	$69.70	$60.91	$50.24
Hampton Inn & Suites, Hershey, PA (7)
Occupancy	64.4%	57.3%	56.7%	57.3%	50.4%
ADR	$127.58	$136.56	$127.92	$118.23	$106.15
REVPAR	$82.20	$78.19	$72.50	$67.79	$53.45
Hilton, Hartford Downtown, CT (22)
Occupancy	55.0%
ADR	$124.43
REVPAR	$68.37
Hilton Garden Inn, Edison, NJ (8)
Occupancy	66.7%	56.9%	55.1%
ADR	$103.18	$102.58	$104.68
REVPAR	$68.83	$58.39	$57.73
Hilton Garden Inn, Glastonbury, CT (9)
Occupancy	70.4%	62.1%	24.9%
ADR	$109.42	$112.26	$111.42
REVPAR	$77.04	$69.70	$27.73
Hilton Garden Inn, Gettysburg, PA (10)
Occupancy	55.4%	38.0%
ADR	$100.68	$106.08
REVPAR	$55.81	$40.29
Holiday Inn Hotel and Conference Center, Harrisburg, PA
Occupancy	63.1%	62.8%	65.6%	56.7%	56.1%
ADR	$75.58	$73.82	$69.66	$72.45	$68.81
REVPAR	$47.66	$46.39	$45.69	$41.08	$38.62
Holiday Inn Express, Duluth, GA
Occupancy	70.1%	61.0%	60.5%	62.3%	69.7%
ADR	$69.65	$68.94	$67.07	$69.89	$71.13
REVPAR	$48.80	$42.04	$40.56	$43.52	$49.55
Holiday Inn Express, Hershey, PA
Occupancy	68.4%	64.9%	70.5%	62.1%	59.3%
ADR	$107.68	$103.95	$100.76	$111.57	$107.98
REVPAR	$73.61	$67.41	$71.07	$69.26	$64.08

	Year Ended December 31,

	2005	2004	2003	2002	2001
Holiday Inn Express, New Columbia, PA
Occupancy	49.5%	52.2%	58.4%	63.0%	60.6%
ADR	$92.74	$87.67	$80.81	$76.82	$70.69
REVPAR	$45.88	$45.74	$47.23	$48.36	$42.81
Holiday Inn Express, Hartford, CT (12)
Occupancy	60.8%	53.9%
ADR	$93.43	$105.88
REVPAR	$56.79	$57.09
Holiday Inn Express, Malvern, PA (18)
Occupancy	57.0%
ADR	$90.18
REVPAR	$51.42
Holiday Inn Express, Oxford Valley, PA (18)
Occupancy	62.1%
ADR	$106.10
REVPAR	$65.84
Holiday Inn Express, South Boston, MA (25)
Occupancy	68.0%
ADR	$105.85
REVPAR	$71.92
Holiday Inn Express & Suites, Harrisburg, PA
Occupancy	74.1%	69.5%	68.2%	65.9%	66.4%
ADR	$91.01	$83.56	$80.52	$82.91	$76.64
REVPAR	$67.41	$58.05	$54.94	$54.65	$50.87
Holiday Inn Express & Suites, King of Prussia, PA (18)
Occupancy	63.7%
ADR	$97.65
REVPAR	$62.21
Independent, Wilmington, DE (19)
Occupancy	72.0%
ADR	$80.63
REVPAR	$58.09
Mainstay Suites, Frederick, MD (13)
Occupancy	80.6%	73.3%	62.0%	74.8%	84.6%
ADR	$73.54	$74.59	$65.82	$60.93	$59.29
REVPAR	$59.24	$54.65	$40.80	$45.58	$50.17
Mainstay Suites, King of Prussia, PA (14)
Occupancy	70.3%	64.3%	65.4%	60.2%	51.5%
ADR	$79.55	$81.99	$80.98	$83.74	$80.11
REVPAR	$55.93	$52.73	$53.00	$50.38	$41.26
Marriott, Mystic, CT (20)
Occupancy	75.7%
ADR	$146.64
REVPAR	$111.05
Residence Inn, Framingham, MA (15)
Occupancy	79.6%	80.7%
ADR	$112.18	$110.19
REVPAR	$89.34	$88.89
Residence Inn, Greenbelt, MD (16)
Occupancy	82.3%	84.0%
ADR	$136.12	$129.91
REVPAR	$112.04	$109.09
Residence Inn, Williamsburg, VA (24)
Occupancy	63.0%
ADR	$84.59
REVPAR	$53.30

	Year Ended December 31,

	2005	2004	2003	2002	2001
Residence Inn, Danbury, CT (20)
Occupancy	73.8%
ADR	$111.88
REVPAR	$82.57
Residence Inn, Mystic, CT (21)
Occupancy	76.94%
ADR	$105.30
REVPAR	$81.02
Residence Inn, Southington, CT (27)
Occupancy	90.68%
ADR	$100.01
REVPAR	$90.69
Sleep Inn, King of Prussia, PA (14)
Occupancy	68.3%	55.6%	55.5%	56.7%	57.4%
ADR	$70.35	$73.54	$68.68	$68.27	$73.47
REVPAR	$48.08	$40.87	$38.13	$38.74	$42.15
SpringHill Suites, Williamsburg, VA (26)
Occupancy	42.8%
ADR	$68.96
REVPAR	$29.54
SpringHill Suites, Waterford, CT (20)
Occupancy	78.4%
ADR	$100.54
REVPAR	$78.81

______________

(1)	This hotel opened in May 2004 and, thus, the data shown for 2004 represents approximately seven months of operations.
(2)	This hotel was acquired in July 2004 and, thus, the data shown for 2004 represents approximately six months of operations. The hotel is owned by a joint venture with Inn America, LLC
(3)	This hotel opened in January 2002.
(4)
We assumed operations of this hotel in March 2004 and, thus, the data shown for 2004 represents approximately ten months of operations. The hotel is owned by a joint venture with Logan Hospitality Associates, LLC

(5)	This hotel opened in August 2003 and, thus, the data shown for 2003 represents approximately five months of operations. The hotel is owned by a joint venture with CNL Hospitality Partners, L.P.
(6)	We assumed operations of this hotel in October 2003 and, thus, the data shown for 2003 represents approximately three months of operations.
(7)	This hotel opened in October 2003 and, thus, the data shown for 2003 represents approximately three months of operations.
(8)
This hotel opened in November 2003 and, thus, the data shown for 2003 represents approximately two months of operations. The hotel is owned by a joint venture with Joseph Pacitti and PRA Glastonbury Management.

(9)	This hotel opened in July 2004 and, thus, the data shown for 2004 represents approximately five months of operations.
(10)	This hotel opened in May 2001 and, thus, the data shown for 2001 represents approximately eight months of operations.
(11)	This hotel opened in January 2004 and, thus, the data shown for 2004 represents approximately eleven months of operations.
(12)	This hotel opened in April 2000 and, thus, the data shown for 2000 represents approximately nine months of operations.
(13)	This hotel opened in September 2000 thus the data shown for 2000 represents four months of operations.

(14)	We assumed operations of this hotel in March 2004 and, thus, the data shown for 2004 represents approximately nine months of operations.
(15)	We assumed operations of this hotel in July 2004 and, thus, the data shown for 2004 represents approximately six months of operations.
(16)	We assumed operations of this hotel in January 2005 and, thus, the data shown for 2005 represents approximately eleven months of operations.
(17)	We assumed operations of this hotel in April 2005 and, thus, the data shown for 2005 represents approximately eight months of operations.
(18)	We assumed operations of these hotels in May 2005 and, thus, the data shown for 2005 represents approximately seven months of operations.
(19)	We assumed operations of these hotels in June 2005 and, thus, the data shown for 2005 represents approximately six months of operations.
(20)
We assumed operations of these hotels in August 2005 and, thus, the data shown for 2005 represents approximately four months of operations. We own 66.7% of the joint venture. Mystic Hotel Investors owns 33.3% of the joint venture.

(21)
We assumed operations of this hotel in September 2005 and, thus, the data shown for 2005 represents approximately three months of operations. We own 66.7% of the joint venture. Mystic Hotel Investors owns 33.3% of the joint venture.

(22)
We assumed operations of this hotel in October 2005 and, thus, the data shown for 2005 represents approximately two months of operations. We own 44% of the joint venture. Mystic Hotel Investors and a minority interest holder owns 44% and 12% of the joint venture, respectively.

(23)
We assumed operations of this hotel in July 2005 and, thus, the data shown for 2005 represents approximately five months of operations. We own 50% of the joint venture. Hiren Boston, LLC owns 50% of the joint venture.

(24)
We assumed operations of this hotel in November 2005 and, thus, the data shown for 2005 represents approximately one month of operation. We own 75% of the joint venture. LTD Associates Two, LLC owns 25% of the joint venture.

(25)
We assumed operations of this hotel in October 2005 and, thus, the data shown for 2005 represents approximately two months of operations. We own 50% of the joint venture. SB Partners owns 50% of the joint venture.

(26)
We assumed operations of this hotel in November 2005 and, thus, the data shown for 2005 represents approximately one month of operation. We own 75% of the joint venture. LTD Associates One, LLC owns 25% of the joint venture.

(27)
We assumed operations of this hotel in August 2005 and, thus, the data shown for 2005 represents approximately four months of operation. We own 44.7% of the joint venture. Mystic Hotel Investors and a minority interest holder own 22.3% and 33.0% of the joint venture, respectively.

Taxable REIT Subsidiaries

In January 2003, the operating partnership formed a wholly owned taxable REIT subsidiary (“TRS”), 44 New England Management Company (“44 New England”), to lease certain of the company’s hotels.

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

Hersha Inn America TRS Inc; Hersha/CNL TRS Inc.; Hersha PRA TRS, Inc; South Bay Sandeep, LLC; and Revere Hotel Group, LLC, are each a TRS wholly-owned by their respective joint ventures. Mystic Partners, LLC owns an interest in eight hotel properties. Each of the eight properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC that is owned by 44 New England and the Company’s joint venture partner in Mystic Partners, LLC. South Bay Boston, LLC; HT LTD Williamsburg LLC; and HT LTD Williamsburg Two LTD LLC lease properties from each respective joint venture and are owned by 44 New England and the Company’s joint venture partner in each venture.

44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. The hotels are located principally in the Mid-Atlantic region of the United States. HHMLP serves as the manager for all of the owned assets and joint venture assets, except for the properties owned by Mystic Partners, LLC; Hiren Boston, LLC; SB Partners, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC. These properties are managed by parties related to our partners in those joint ventures. HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

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

For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of the gross revenues associated with that hotel for the related month. There were no incentive management fees payable in 2004 or 2005. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is equal to an amount determined based upon the financial performance of the hotel according to a pre-determined formula.

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

No matter was submitted to a vote of our security holders during the fourth quarter of 2005, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the American Stock Exchange on January 20, 1999 under the symbol “HT.” As of March 15, 2006, the last reported closing price per common share on the American Stock Exchange was $9.14. The following table sets forth the high and low sales price per common share reported on the American Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

	Price Range		Cash Dividend

Year ended December 31, 2006	High	Low	Per Share
First quarter (through March 15, 2006)	$10.00	$8.89	$0.18	*

Year ended December 31, 2005
	High	Low	Per Share

Fourth quarter	$11.63	$8.00	$0.18
Third quarter	$10.49	$9.51	$0.18
Second quarter	$10.49	$9.50	$0.18
First quarter	$12.11	$9.21	$0.18

Year ended December 31, 2004
	High	Low	Per Share

Fourth quarter	$11.67	$8.81	$0.18
Third quarter	$10.45	$9.15	$0.18
Second quarter	$11.07	$8.99	$0.18
First quarter	$11.75	$9.84	$0.18

* Dividend for the quarter ending March 31, 2006 was declared on March 17, 2006. We declared a dividend of $0.18 per Class A common share and distribution of $0.18 per limited partnership unit to shareholders and unitholders on record at March 31, 2006. The dividend and distribution payment date is April 21, 2006.

Shareholder Information

At March 15, 2006 we had approximately 137 holders of record and 5,075 beneficial owners of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares subject to certain limitations) were held by 14 entities and persons.

Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares. We granted limited waivers of these ownership limitations as follows:

•
a limited waiver to RREEF America L.L.C., Deutche Asset Management, Inc., and their related mutual funds and accounts, specifically including Scudder RREEF Real Estate Fund Inc., Scudder RREEF Real Estate Fund II Inc. and Scudder RREEF Securities Trust (collectively, the “Scudder RREEF Group”) to own up to 16% of the outstanding common shares, subject to their compliance with certain representations and warranties, including that no single person will own more than 9.9% of the outstanding common shares; and

•
a limited waiver to K.G. Redding & Associates, and its managed accounts to own up to 15% of the outstanding common shares, subject to their compliance with certain representations and warranties including that no single person will own more than 9.9% of the outstanding common shares.

Distribution Information

While it is the current policy of our Board to maintain our dividends at least at historical levels, future distributions, if any, will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant. Our ability to make distributions will depend on our receipt of distributions from our operating partnership and lease payments from our lessees with respect to the hotels. We rely on the profitability and cashflows of our hotels to generate sufficient cash flow for distributions.

Common Shares Issuable Pursuant to Options

As of December 31, 2005, no options or warrants to acquire our securities were outstanding. The following table summarizes information with respect to equity compensation as of December 31, 2005:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	1,423,581(1)
Equity compensation plans not approved by security holders	—	—	—
Total	N/A	N/A	1,423,581(1)

 (1)  In March 2005, we issued 419 common shares to each of our Independent Trustees pursuant to our 2004 Equity Incentive Plan. In June 2005, we issued 71,000 restricted common shares of beneficial interest to executives of the Company. In January 2006, we issued 5,000 common shares to each of our Independent Trustees pursuant to our 2004 Equity Incentive Plan.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Operating Data	2005	2004	2003	2002	2001

Revenue:
Percentage Lease Revenues - HHMLP (1)	$-	$1,192	$10,144	$9,846	$9,360
Percentage Lease Revenues - Other (2)	-	-	960	2,801	2,801
Hotel Operating Revenues	80,899	47,339	4,731	-	-
Total Revenue	80,899	48,531	15,835	12,647	12,161
Expenses:
Hotel Operating Expenses	49,783	30,335	3,323	-	-
Land Lease - Related Party	-	-	-	-	13
Land Lease	433	504	50	-	-
Real Estate and Personal Property Taxes and Property Insurance	4,346	3,104	1,309	1,006	807
General and Administrative	4,992	3,190	671	554	532
Prepayment Penalties	-	-	116	-	-
Gain on Sale of Assets	-	-	-	-	(598)
Unrecognized Loss on Derivatives	(13)	62	-	-	-
Compensation Expense related to Option Redemption	-	-	1,307	-	-
Depreciation and Amortization	10,600	6,930	4,136	3,646	3,858
Total Expenses	70,141	44,125	10,912	5,206	4,612
Operating Income	10,758	4,406	4,923	7,441	7,549
Interest	359	241	86	7	32
Interest - Secured Loans Related Party	4,046	1,498	715	207	154
Intrest - Secured Loans	137	693	-	-	-
Other Revenue	520	176	8	-	-
Interest expense	(14,094)	(6,167)	(4,250)	(4,396)	(4,682)
Interest expense - Related Party	-	-	(60)	(60)	(72)
Income before income (loss) from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	1,726	847	1,422	3,199	2,981
Income (Loss) from Unconsolidated Joint Venture Investments	457	481	(24)	-	-
Income Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	2,183	1,328	1,398	3,199	2,981
Distributions to Preferred Unitholders	-	499	1,195	-	-
Income Allocated to Minority Interest	-	105	104	2,675	2,342
Income from continuing operations	2,183	724	99	524	639
Discontinued Operations:
Gain on Sale of Discontinued Operations	1,161	-	-	449	-
(Loss) Income from Discontinued Operations	(47)	1,325	686	319	195
Net income	3,297	$2,049	$785	$1,292	$834

Preferred Distributions	1,920	-	-	-	-
Net Income applicable to Common Shareholders	$1,377	$2,049	$785	$1,292	$834
Basic Earnings Per Common Share (3)	$0.07	$0.13	$0.17	$0.51	$0.37
Diluted Earnings Per Common Share	$0.07	$0.13	$0.17	$0.51	$0.37
Dividends declared per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

	2005	2004	2003	2002	2001
Balance Sheet Data
Net investment in hotel properties	$317,980	$163,923	$121,076	$93,814	$88,100
Assets Held for Sale	$3,407	$18,758	$-	$-	$-
Minority interest in Partnership	$15,147	$16,779	$38,971	$20,258	$20,436
Shareholder's equity	$164,703	$119,792	$71,460	$11,378	$10,210
Total assets	$455,355	$261,021	$196,568	$101,516	$96,017
Total debt	$256,146	$97,761	$71,837	$65,341	$61,535
Debt related to Assets Held for Sale	$375	$13,058	$0	$0	$0
Other Data
Funds from Operations (4)	$13,452	$9,814	$5,058	$4,489	$4,094
Net cash provided by operating activities	$15,413	$12,148	$5,193	$8,177	$6,828
Net cash (used in) provided by investing activities	$(191,236)	$(78,378)	$(58,370)	$(345)	$5,513
Net cash provided by (used in) financing activities	$163,989	$46,137	$93,744	$(7,859)	$(12,174)
Weighted average shares outstanding
Basic	20,293,554	16,391,805	4,614,316	2,519,820	2,275,000
Diluted	20,335,181	16,391,805	4,614,316	2,519,820	2,275,000

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

General

As of December 31, 2005, we owned interests in 47 hotels in the eastern United States including 16 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of December 31, 2005, we have leased all 47 of our hotels to a wholly-owned TRS, a joint venture owned TRS, or a corporate entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. As of December 31, 2005, we also owned interests in sixteen hotels through joint ventures, and those hotels are leased to TRSs that are wholly owned by those joint ventures. The hotels owned by the joint ventures are managed by various management companies pursuant to the terms of certain management agreements.

As all of our hotels have been leased to our TRS or a joint venture TRS, which enables us to participate more directly in the operating performance of our hotels. Rather than receiving base and percentage lease payments from HHMLP, which funded its own hotel operating expenses, the TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also be subject to income tax on its earnings.

The following table outlines operating results for the Company's full portfolio, including all wholly owned hotels and those owned through a joint venture interest, for the years ended December 31, 2005, 2004 and 2003.

			2005 vs.		2004 vs.
	Year	Year	2004	Year	2003
	Ended	Ended	Percent	Ended	Percent
	12/31/05	12/31/04	Increase	12/31/03	Increase
Rooms Available	1,457,885	982,507	48.38%	627,954	56.46%
Rooms Occupied	1,039,771	660,312	57.47%	406,896	62.28%
Occupancy	71.32%	67.21%	6.12%	64.80%	3.72%
ADR	$106.18	$97.62	8.76%	$85.52	14.15%
RevPAR	$75.73	$65.61	15.42%	$55.41	18.41%
Room Revenue	$110,402,840	$64,462,122	71.27%	$34,797,796	85.24%
Total Revenue	$127,195,075	$72,075,605	76.47%	$38,427,682	87.56%

The increase in revenue per available room (“RevPAR”) during the years ended December 31, 2005, and 2004, was due primarily to a rebounding economy; the Company’s broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hilton Garden Inn, Residence Inn and Four Points by Sheraton; and a strong focus on improving the average daily rate (“ADR”). The increase in both rooms and total revenue can be attributed primarily to the hotels acquired during the respective periods.

Comparison of the year ended December 31, 2005 to December 31, 2004 (in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2005, consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenues were approximately $80,899, an increase of $32,368 or 66.70% compared to total revenues of $48,531 for the year ended December 31, 2004. The increase in revenue is primarily attributable to the acquisition of new hotels since the period ended December 31, 2004, an increase in same store revenues and the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure, we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure, we recorded only lease revenues pursuant to the terms of the percentage leases that were calculated as a percentage of a hotel’s revenues per the lease agreements.

Hotel operating revenues increased by approximately $33,560 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. During the first three months ended March 31, 2004, eight of our hotels were leased to HHMLP through percentage leases and 14 hotels were leased to our TRS. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture. Accordingly there was no lease revenue from the percentage leases in 2005. Lease revenues from the percentage leases were $1,192 in 2004. Additionally, since December 31, 2004, the Company has acquired eight hotels and a joint venture interest in twelve additional hotels. Revenue for all eight purchases and two consolidated joint ventures was recorded from the date of acquisition as Hotel Operating Revenues. The other joint ventures were accounted for utilizing the equity method of accounting and our portion of the net income from our joint ventures using the equity method is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations.

Interest income and other revenue increased to approximately $5,062 in 2005, from $2,608 in 2004. The Company recorded interest revenue of $4,183 on its secured development lines for five hotels in 2005 compared to $2,191 in 2004. Additionally, the Company earned interest on short term investments and escrow accounts of $359 in 2005. Other revenue totaling $520 primarily related to asset management fees received from Mystic Partners, LLC and the Hampton Inn, (Manhattan) Chelsea, NY, as well as, loan commitment fees on our secured lending.

Expenses

Total expenses increased $26,016, or 58.96%, to approximately $70,141 for the year ended December 31, 2005, from $44,125 for the year ended December 31, 2004.

Hotel operating expenses increased to approximately $49,783 in 2005, from $30,335 in 2004, due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for the eight acquisitions and two consolidated joint ventures in 2005 from the dates of acquisition.

Depreciation and amortization increased from approximately $6,930 in 2004, to $10,600 in 2005, an increase of $3,670, due to additional depreciation expense incurred related to property acquisitions.

Interest expense increased approximately $7,927 from $6,167 in 2004, to $14,094 in 2005. The increase is related to an increase of $158,385 in mortgages and notes payable from $97,761 as of December 31, 2004 to $256,146 as December 31, 2005. These additional financings related to the property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $1,242 from $3,104 in 2004, to $4,346 in 2005. The increase is primarily related to additional property taxes incurred at our hotels acquired since December 31, 2004.

General and administrative expense increased by approximately $1,802 from $3,190 in 2004, to $4,992 in 2005. General and administrative expenses increased due to an increase in employee head count and increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.

Net Income

Net income available to common shareholders for the year ended December 31, 2005, was approximately $1,377, compared to 2004 net income of $2,049. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 34 hotels that are leased to a wholly-owned TRS.

In August of 2005, the Company issued 2.4 million 8% Series A cumulative preferred shares. As a result, net income available to common shareholders was decreased by $1,920 due to dividend payments to preferred shareholders. On April 16, 2004, CNL converted all of its Series A Preferred Units into common stock and sold these shares in a secondary offering. Net income available for common shareholders was positively impacted in 2005 due to the fact that there were no distributions paid on the Series A Preferred Units after this conversion.

Net income was negatively impacted by a decrease in income from unconsolidated joint venture investments of $24 from $481 in 2004 to $457 in 2005. Income allocated to minority interest during the period decreased as a result of the losses from consolidated joint ventures allocated to our joint venture partners. Income allocated to minority interest during the period also decreased due to the September 2004 common share offerings and contribution of the proceeds to our operating partnership. Net income was positively impacted in 2005 by a gain of $1,161 on the sale of two hotel properties. However, income from discontinued operations decreased from $1,325 in 2004 to a loss of $47. Net income was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase.

Comparison of year ended December 31, 2004 to year ended December 31, 2003 (in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2004, consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and percentage lease revenue recognized pursuant to percentage leases with HHMLP. Our total revenues were approximately $48,531, an increase of $32,696 or 206.48% compared to total revenues of $15,835 for the year ended December 31, 2003. The increase in revenue is primarily attributable to the acquisition of new hotels since the period ended December 31, 2003, and the direct recording of hotel operating revenues for hotels leased to our TRS. Under the TRS structure, we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. Under the percentage lease structure, we recorded only lease revenues pursuant to the terms of the percentage leases that were calculated as a percentage of a hotel’s revenues per the lease agreements.

Hotel operating revenues increased by approximately $42,608 as hotels previously leased to HHMLP through percentage leases were converted to a TRS structure and were subsequently leased to our TRS, 44 New England. During the first three months ended March 31, 2004, eight of our hotels were leased to HHMLP through percentage leases and 14 hotels were leased to our TRS. As of April 1, 2004, all of our owned hotels were leased to our TRS, and all of our hotels owned in a joint venture were leased to a TRS owned by the joint venture.

Additionally, during 2004, the Company has acquired five hotels and a joint venture interest in two additional hotels. Revenue for all five purchases and one consolidated joint venture was recorded from the date of acquisition as Hotel Operating Revenues. The other joint venture was accounted for utilizing the equity method of accounting and our portion of the net income from three of our joint ventures using the equity method is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations.

Lease revenues from the percentage leases decreased from approximately $10,144 in 2003, to $1,192 in 2004. This decrease is due to the expiration of six percentage leases on January 31, 2004, and the transfer of all of our leases to a TRS structure as of April 1, 2004, as mentioned above.

Interest income and other revenue increased to approximately $2,608 in 2004, from $809 in 2003. The Company recorded interest revenue of $2,191 on its secured and unsecured development lines for six hotels and a loan to HT/CNL Metro Hotels, LP during the year ended December 31, 2004. The loan to HT/CNL Metro Hotels, LP was fully repaid in July 2004. Additionally, the Company earned interest on short term investments and escrow accounts of $241 in 2004. Other revenue primarily related to asset management fees received for the Hampton Inn, (Manhattan) Chelsea, NY and loan commitment fees on our secured lending totaling $176.

Expenses

Total expenses increased 304.37%, to approximately $44,125 for the year ended December 31, 2004, from $10,912 for the year ended December 31, 2003.

Hotel operating expenses increased to approximately $30,335 in 2004, from $3,323 in 2003, due to the direct recognition of hotel operating expenses for hotels leased to 44 New England. Under the TRS structure we recognize gross hotel operating revenues and gross hotel operating expenses for hotels leased to 44 New England. In addition, we recorded expenses for five acquisitions and one joint venture from the dates of acquisition.

Depreciation and amortization increased from approximately $4,136 in 2003, to $6,930 in 2004, an increase of $2,794, due to additional depreciation expense incurred related to property acquisitions.

Interest expense increased approximately $1,917 from $4,250 in 2003, to $6,167 in 2004. The increase is related to additional financings related to the property acquisitions.

Real estate and personal property taxes and insurance increased by approximately $1,795 from $1,309 in 2003, to $3,104 in 2004. The increase is primarily related to additional property taxes incurred at our hotels acquired in 2004.

General and administrative expense increased by approximately $2,519 from $671 in 2003, to $3,190 in 2004. The increase is related to the establishment of a formal management compensation plan in 2004. In prior periods, HHMLP was responsible for a majority of the compensation expense related to our employees. General and administrative expenses also increased due to increased audit and legal expenses incurred during the period and costs associated with compliance work related to the Sarbanes-Oxley Act.

The Company assumed land leases on the Hilton Garden Inn, Edison, NJ in conjunction with the acquisition of these assets and has realized an increase of land lease expense by approximately $454 during the year ended December 31, 2004.

Net Income

Net income for the year ended December 31, 2004, was approximately $2,049, compared to 2003 net income of $785. As mentioned above, we converted a majority of our hotels to a TRS structure, in which we recognize both gross hotel operating revenues and gross hotel operating expenses. Excluding unconsolidated joint ventures, we own or have a consolidated joint venture interest in 26 hotels that are leased to a wholly-owned TRS.

On April 16, 2004, CNL converted all of its Series A Preferred Units into common stock and sold these shares in a secondary offering. Net income was positively impacted due to the fact that there were no distributions paid on the Series A Preferred Units after this conversion.

Net income was positively impacted by income from unconsolidated joint venture investments of $481 and the reduction in income allocated to minority interest during the period as a result of the October 2003 and September 2004 common share offerings and contribution of the proceeds to our operating partnership. Net income was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase.

Liquidity and Capital Resources (in thousands, except per share data)

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our lines of credit. We believe that the net cash provided by operations will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of hotel properties, the issuance of units of operating partnership interest in our operating partnership subsidiary.

Our cash and cash equivalents balance of $8,780 at December 31, 2005, was primarily due to the proceeds from repayment of development loan receivables and net cash provided by operations.

On August 5, 2005, the Company completed a public offering of 2,400,000 of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,750. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

In the second quarter of 2005, the Company issued two junior subordinated notes payable in the aggregate amount of $51,548 to statutory trusts entities pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense on trust notes in amount of $2,313 was recorded during the year ended December 31, 2005.

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

As of December 31, 2005, we had a $35,000 line of credit with Sovereign Bank. We may use the line of credit to fund future acquisitions and for working capital. Outstanding borrowings under the line of credit bear interest at the bank’s prime rate and are collateralized by certain of our properties. In the future, we may seek to increase the amount of the line of credit, negotiate additional credit facilities or issue corporate debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. As of December 31, 2005, the interest rate on the line of credit was 7.25% and there were no amounts outstanding.

On January 17, 2006, we entered into a Revolving Credit Loan and Security Agreement (the “Credit Agreement”) with Commerce Bank, N.A. (the “Bank”), replacing the $35,000 line of credit with Sovereign Bank. The Credit Agreement provides for a revolving line of credit (the “Line of Credit”) in the principal amount of $60,000, including a sub-limit of $15,000 for irrevocable stand-by letters of credit. The Credit Agreement provides that $10,000 of the Line of Credit shall be made available for a period of not greater than ninety days on an unsecured basis and $50,000 of the Line of Credit shall be made available for a period of not greater than eighteen months on a secured basis, provided that the aggregate principal balance of the line of credit shall not exceed at any time the lesser of (i) 67% of the appraised value of certain hotel properties pledged to the Bank as collateral or (ii) an amount that would cause us to exceed a minimum debt service coverage ratio of 1.35 to 1.00 as set forth in the Credit Agreement.

The Credit Agreement includes certain financial covenants and requires that Hersha maintain (1) a minimum tangible net worth of $110,000; (2) a maximum of accounts and other receivables from affiliates of $75,000; and (3) certain financial ratios, including:

•	a debt service coverage ratio of 1.35 to 1.00;

•	a total funded liabilities to gross asset value ratio of .67 to 1.00; and

•	a EBITDA to debt service ratio of 1.40 to 1.00;

The Line of Credit expires on December 31, 2008, and, provided no event of default occurs, and remains uncured, the Bank may renew the line of credit for an additional period of one year. At our option, the interest rate on the line of credit is either (1) the Wall Street Journal variable prime rate minus one-half of one percent (0.50%) per annum or (2) LIBOR available for the periods of 1, 2, 3, or 6 months plus two and one quarter percent (2.25%) per annum. The Line of Credit is collateralized by (i) a first lien-security interest in certain existing and future assets of HHLP, (ii) title-insured, first-line mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, and a hotel property to be determined, and (iii) collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenues.

The proceeds of the Line of Credit shall be used for working capital and general corporate purposes, including payment of distributions or dividends and the future purchase of additional hotels.

We have a debt policy that limits our consolidated indebtedness to less than 67% of the fair market value for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

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

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We may use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Net cash provided by operating activities for the year ended December 31, 2005, and 2004, was $15,413 and $12,148, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in income before depreciation and amortization, distributions from unconsolidated joint ventures, and increases in due to related parties and accounts payable and accrued expenses. This was offset by an increase in escrow and lease deposits and other assets.

Net cash used in investing activities for the year ended December 31, 2005 and 2004 increased $112,858, from $78,378 in the year ended December 31, 2004 compared to $191,236 for the year ended December 31, 2005. Net cash used for the purchase of hotel properties increased $83,543 in 2005 over 2004 and advances and capital contributions for unconsolidated joint ventures increased $42,692 in 2005 over 2004. Also in 2005, $8,250 was on deposit for hotel properties that were acquired in the first quarter of 2006. We increased our capital expenditures from $2,494 in 2004 to $2,958 in 2005. The increases in these expenditures in 2005 were offset by a decrease in cash used to invest in development loans to related parties, net of repayments of $30,725 in 2005 as certain loans funded in the prior year were repaid. The uses of cash in 2005 were also offset by cash provided by the disposition of hotel assets held for sale of $6,288 received during 2005.

Net cash provided by financing activities for the year ended December 31, 2005 was $163,989 compared to cash provided by financing activities of $46,137 for the year ended December 31, 2005. This was, in part, the result of cash proceeds of $51,548 from the issuance of junior subordinated notes and cash proceeds of $57,750 from the issuance of 8.0% Series A Preferred Shares were received during the year ended December 31, 2005. Dividends of $947 were paid on the preferred shares. During the same period in 2004, proceeds of $38,279 were received from the sale of common stock and the Company used $8,951 in cash to redeem common partnership units.

Comparison of year ended December 31, 2004 to year ended December 31, 2003

Net cash provided by operating activities for the year ended December 31, 2004, and 2003, was $12,148 and $5,193, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in net income, a decrease in income allocated to minority interest, a decrease in lease payments receivable - related party and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2004, and 2003 was $78,378 and $58,370, respectively. The increase in net cash used in investing activities was primarily the result of (a) $51,516 related to the purchase of the Residence Inn, Framingham, MA; Comfort Inn, Frederick, MD; Residence Inn, Greenbelt, MD; Hilton Garden Inn, Gettysburg, PA, (b) $2,494 to fund capital improvements in our hotels, (c) $5,012 utilized for joint venture investments in the Four Points by Sheraton, Revere, MA and the Courtyard by Marriott, Ewing, NJ and certain capital improvements at our existing joint venture properties, (d) $13,939 utilized to fund a development loan to Metro Ten Hotels, LLC, and (e) $20,550 of development loans to related parties. This was partially offset by $15,133 received from HT/CNL Metro Hotels, LP related to the repayment of indebtedness.

Net cash provided by financing activities for the year ended December 31, 2004 and 2003 was $46,137 and $93,744, respectively. The increase in net cash provided by financing activities for the years ended December 31, 2004 and 2003 was primarily the result of $38,279 and $77,262 respectively, of proceeds related to the issuance of common shares and $37,375 and $29,907, respectively, of proceeds from mortgages payable.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO as defined by NAREIT is net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, plus certain non-cash items, such as depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of Hersha’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be a meaningful, additional measure of operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs is not necessarily meaningful due to the differences in the calculations used by us and other REITs.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Net income applicable to common shares	$1,377	$2,049	$785	$1,292	$834
Less:
Gain on sale of assets	(1,161)	-	-	(449)	(598)
Loss (Income) from Unconsolidated Joint Ventures	(457)	(481)	(24)	-	-
Add:
Depreciation and amortization	10,600	6,930	4,136	3,646	3,858
Funds from Consolidated Hotel Operations	10,359	8,498	4,897	4,489	4,094

Loss (Income) from Unconsolidated Joint Ventures	457	481	24	-	-
Add:
Depreciation and amortization of stepped up and outside basis	651	-	-	-	-
Depreciation and amortization	1,985	835	137	-	-
Funds from Unconsolidated Joint Venture Operations	3,093	1,316	161	-	-

Funds From Operations	$13,452	$9,814	$5,058	$4,489	$4,094

FFO was $13,452 for the year ended December 31, 2005, which was an increase of $3,638, or 37%, over FFO in the comparable period in 2004, which was $9,814. The increase in FFO was due to improved operating results as a consequence of a strengthened economy; the benefits of asset acquisitions and investments in joint ventures since December 31, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and aggressive attention to the average daily rate. Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS.

FFO was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase. FFO was also negatively impacted by increases in our general and administrative expenses during the year ended December 31, 2005 reflecting the addition of management personnel and additional expenses incurred enhancing internal controls during the periods.

FFO was $9,814 for the year ended December 31, 2004, which was an increase of $4,756, or 94% over FFO in the comparable period in 2003, which was $5,058. The increase in FFO was due to improved operating results as a consequence of a strengthened economy; the benefits of asset acquisitions since December 31, 2003; the conversion of fixed and percentage leases with HHMLP to leases with our TRS since April 1, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and aggressive attention to the average daily rate. The Company formed the TRS Lessee in 2003. As of December 31, 2004, the TRS leased 25 properties from the Partnership, and is subject to taxation as a c-corporation. During 2004, all of our fixed and percentage leases have either expired or been terminated, and the Company now records the hotel operating revenues and expenses directly on its books.

Critical Accounting Policies and Estimates (in thousands, except per share data)

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

On an on-going basis, estimates are evaluated by us, including those related to carrying value of investments in hotel properties. Our estimates are based upon historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We directly recognize revenue and expense for all hotels leased through 44 New England as “Hotel Operating Revenue” and “Hotel Operating Expense” when earned and incurred.

Stock Compensation

We apply Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS 123R) whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant -date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. We granted 71,000 shares of Stock Awards in the second quarter of 2005, at fair value of $9.60 per share vesting over four years. This resulted in $99 in compensation expense for the year ended December 31, 2005. There were no options issued during the year ended December 31, 2005. There were no shares or options issued in 2004 and 2003.

Allowance for Doubtful Accounts

Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps designated as cash flow hedges limit the Company's exposure to increased cash payments due to increases in variable interest rates. During 2005, these derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Investment in Unconsolidated Joint Ventures

The equity method of accounting is used for joint ventures in which we have the ability to exercise significant influence. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee.

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

We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. We have reviewed each of our hotel properties at December 31, 2005 for impairment and, based on our estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at any of our hotels.

REIT Qualification Tests

We are subject to numerous operational and organizational requirements to maintain our REIT status. Based on tests performed by management for the years ended December 31, 1999 through December 31, 2005, we believe that we satisfied the requirements needed to maintain our REIT status. However, we are subject to audit and if the Internal Revenue Service determined that we failed one or more of these tests, we could lose our REIT status. If we did not qualify as a REIT, our income would become subject to federal and state income taxes, which would be substantial, and the resulting adverse effects on our results of operations, liquidity and amounts distributable to shareholders would be material.

Equity Offerings

In October, 2003, we completed an equity offering of 9,775,000 common shares. Net proceeds from the offering were $77,300 after deducting underwriting discounts, commissions, and offering expenses paid by us. Net proceeds were used to reduce debt; redeem limited partnership units; pay dividends and operating expenses; and fund acquisitions.

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,300. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

On August 5, 2005, the Company completed a public offering of 2,400,000 of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,750. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

Distributions/Dividends

We have paid regular distributions on our common shares, and each of the 2005 and 2004 quarterly distributions was $0.18 per share. In addition, the operating partnership has paid regular distributions to the holders of units of limited partnership interest in the partnership in an amount of $0.18 per unit. There currently are no accruals for distributions not yet paid to the unitholders.

We have paid quarterly distributions of 8% on our Series A preferred shares each quarter since the issuance of the preferred shares on August 5, 2005.

Related Party Transactions

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Notes 3, 4, 5 and 6 to the financial statements.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2005.

(in thousands)
Contractual Obligations	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt	$2,740	$5,674	$54,282	$36,153	$25,720	$131,577
Land Leases	$200	$200	$200	$200	$200	$29,722
Capital Leases (1)	$105	$105	$105	$105	$26	$-

(1)
This capital lease relates to an equipment lease for the Holiday Inn Express, Hartford, CT which is currently held for sale. The capital lease obligation is classified in Debt and Capital Lease Payable Related to Hotel Assets Held for Sale on the consolidated balance sheet, and in discontinued operations on the consolidated income statement.

The carrying value of the mortgages and notes payable and the line of credit approximates fair value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

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

Recently Issued Accounting Standards

Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights

In July of 2005, the Emerging Issues task Force (EITF) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5), amends the guidance in AICPA Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and states that the presumption of general-partner control would be overcome only when the limited partners have either of two types of rights. The first type—referred to as “kick-out rights”—is the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause.” The second type—referred to as “participating rights”—is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general-partner control. EITF 04-5’s guidance is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has adopted EITF 04-5 immediately for newly formed or modified partnerships on June 29, 2005 and adopted EITF 04-05 on January 1, 2006 for all existing partnerships. The Company does not expect the adoption of EITF 04-5 to have a material effect on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At December 31, 2005, we did not maintain any amounts outstanding on our Line of Credit. The total floating rate mortgages payable of $59,758 had a current weighted average interest rate of 7.46%. The total fixed rate mortgages payable of $196,388 had a current weighted average interest rate of 6.84%. The carrying value of all of our fixed rate debt approximates fair value.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate swap related to debt on the Four Points by Sheraton, Revere and one interest rate cap related to debt on a portfolio of hotels acquired in May and June of 2005. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 76.7% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 23.3% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of December 31, 2005 was approximately 6.98%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the year ended December 31, 2005, our interest expense for the year ended December 31, 2005 would have been increased or decreased by approximately $604.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at December 31, 2005, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed Rate Debt	$2,392	$5,190	$19,543	$14,764	$25,538	$128,961	$196,388
Average Interest Rate	6.82%	6.77%	6.80%	6.78%	6.48%	6.48%	6.69%

Floating Rate Debt	$348	$484	$34,739	$21,389	$182	$2,616	$59,758
Average Interest Rate	7.45%	7.45%	7.91%	7.14%	7.14%	7.14%	7.37%

The table incorporates only those exposures that existed as of December 31, 2005 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time. The carrying value of the mortgages payable and the line of credit approximates fair value since the interest rates approximate the interest rate currently offered for similar debt with similar maturities.

At December 31, 2005, the fair value of the interest rate cap was $23 included in assets and the fair value of the interest rate swap was $0 included in liabilities. The net unrealized gains/losses of $327 at December 31, 2005 for derivatives designated as cash flow hedges is separately disclosed on our Balance Sheet as Accumulated Other Comprehensive Income. Hedge ineffectiveness of $13 on cash flow hedges was recognized in unrealized gain/loss on derivatives during 2005.

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements for 2005 and 2004 taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provision of FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities effective March 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

March 17, 2006

Report of Independent Auditors

To the Shareholders and Board of Trustees of
Hersha Hospitality Trust
New Cumberland, Pennsylvania

We have audited the accompanying consolidated balance sheet of Hersha Hospitality Trust and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

REZNICK GROUP, P.C.

Baltimore, Maryland
March 5, 2004, except for the effect
on 2003 amounts as described in
Note 12 as to which the date is
March 21, 2006

Part I. Financial Information
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31,	December 31,
	2005	2004
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$317,980	$163,923
Investment in Joint Ventures	55,981	9,069
Development Loans Receivable from Related Parties	32,470	36,550
Cash and cash equivalents	8,780	20,614
Escrow Deposits	7,329	2,046
Notes Receivable	1,886	103
Hotel Accounts Receivable	2,211	1,776
Deferred Costs, net of Accumulated Amortization of $1,437 and $795	4,131	1,474
Due from Related Parties	2,779	4,482
Interest Rate Derivative	23	----
Intangible Assets, net of Accumulated Amortization of $478 and $368	4,681	640
Other Assets	13,697	1,586
Hotel Assets Held for Sale	3,407	18,758

Total Assets	$455,355	$261,021

Liabilities and Shareholders’ Equity:
Line of Credit	$ ----	$1,027
Mortgages and Notes Payable	256,146	97,761
Capital Lease Payable	----	447
Accounts Payable and Accrued Expenses	6,969	5,400
Advance Deposits	130	108
Dividends and Distributions Payable	5,151	4,164
Due to Related Parties	4,655	129
Interest Rate Derivative	----	306
Debt and Capital Lease Payable Related to Hotel Assets Held for Sale	375	13,058

Total Liabilities	273,426	122,400

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

COMMITMENTS AND CONTINGENCIES	December 31,	December 31,
	2005	2004
Minority Interest:
Common Units	$15,147	$16,779
Interest in Consolidated Joint Ventures	2,079	2,050
Total Minority Interest	17,226	18,829
Shareholders’ Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 10,000,000 Shares Authorized, 2,400,000 and -0- Shares Issued and Outstanding at December 31, 2005 and December 31, 2004, Respectively (Aggregate Liquidation Preference $60,000 and $-0- at December 31, 2005 and December 31, 2004, respectively)	24	-
Common Shares - Class A, $.01 Par Value, 50,000,000 Shares Authorized, 20,302,752 and 20,289,983 Shares Issued and Outstanding at December 31, 2005 and December 31, 2004, Respectively	203	203
Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	327	33
Additional Paid-in Capital	193,228	135,363
Distributions in Excess of Net Earnings	(29,079)	(15,807)
Total Shareholders’ Equity	164,703	119,792
Total Liabilities and Shareholders’ Equity	$455,355	$261,021

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2005	2004	2003
Revenue:
Percentage Lease Revenues - HHMLP	$-	$1,192	$10,144
Percentage Lease Revenues - Other	-	-	960
Hotel Operating Revenues	80,899	47,339	4,731
Total Revenue	80,899	48,531	15,835

Expenses:
Hotel Operating Expenses	49,783	30,335	3,323
Land Lease	433	504	50
Real Estate and Personal Property Taxes and Property Insurance	4,346	3,104	1,309
General and Administrative	4,992	3,190	671
Prepayment Penalties - Debt	-	-	116
Compensation Expense related to Option Redemption	-	-	1,307
Unrecognized (Gain) loss on Derivatives	(13)	62	-
Depreciation and Amortization	10,600	6,930	4,136
Total Operating Expenses	70,141	44,125	10,912

Operating Income	10,758	4,406	4,923
Interest Income	359	241	86
Interest Income - Secured Loans Related Party	4,046	1,498	715
Interest Income - Secured Loans	137	693	-
Other Revenue	520	176	8
Interest Expense	14,094	6,167	4,250
Interest Expense - Related Party	-	-	60
Income before income from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	1,726	847	1,422

Income (loss) from Unconsolidated Joint Venture Investments	457	481	(24)

Income before Distribution to Preferred Unitholders, Minority Interests and Discontinued Operations	2,183	1,328	1,398

Distributions to Preferred Unitholders	-	499	1,195
Income Allocated to Minority Interest in Continuing Operations	-	105	104
Income from Continuing Operations	2,183	724	99

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	1,161	-	-
(Loss) Income from Discontinued Operations - operations	(47)	1,325	686
Income from discontinued operations	1,114	1,325	686

Net Income	3,297	2,049	785
Preferred Distributions	1,920	-	-

Net Income applicable to Common Shareholders	$1,377	$2,049	$785

	2005	2004	2003
Basic and diluted earnings per share
Income from continuing operations applicable to commonshareholders	$0.01	$0.04	$0.02
Discontinued operations	$0.06	$0.09	$0.15

Net Income applicable to common shareholders	$0.07	$0.13	$0.17

Weighted Average Common Shares Outstanding
Basic	20,293,554	16,391,805	4,614,316
Diluted	20,335,181	16,391,805	4,614,316

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
[IN THOUSANDS, EXCEPT SHARES]

	_____________		_____________		_____________			Accumulated	Distributions
	Class A		Class B		Series A		Additional	Other	in Excess
	Common Shares		Common Shares		Preferred Shares		Paid-In	Comprehensive	of Net
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Total
Balance at December 31, 2002	2,576,863	$26	-	$-	-	$-	$13,679	$-	$(2,327)	$11,378
Common Stock Issuance	9,775,000	98	-	-	-	-	82,990	-	-	83,088
Issuance Costs	0	-	-	-	-	-	(5,826)	-	-	(5,826)
Dividend Reinvestment Plan	3,212	-	-	-	-	-	24	-	-	24
Stock based compensation expense	-	-	-	-	-	-	279	-	-	279
Reallocation of minority interest due to equity issuance	-	-	-	-	-	-	(14,650)	-	-	(14,650)
Dividends declared ($0.72 per share)	-	-	-	-	-	-	-	-	(3,618)	(3,618)
Net Income	-	-	-	-	-	-	-	-	785	785
Balance at December 31, 2003	12,355,075	124	-	-	-	-	76,496	-	(5,160)	71,460
Common Stock Issuance	3,900,000	39	-	-	-	-	36,504	-	-	36,543
Unit Conversion	4,032,460	40	-	-	-	-	24,820	-	-	24,860
Issuance Costs	-	-	-	-	-	-	(324)	-	-	(324)
Dividend Reinvestment Plan	2,448	-					22	-	-	22
Reallocation of minority interest due to equity issuance	-	-	-	-	-	-	(2,155)	-	-	(2,155)
Dividends declared ($0.72 per share)	-	-	-	-	-	-	-	-	(12,696)	(12,696)
Comprehensive Income:
Change in fair value of hedge instruments	-	-	-	-	-	-	-	33	-	33
Net Income	-	-	-	-	-	-	-	-	2,049	2,049
Total Comprehensive Income	-	-	-	-	-	-	-	-	-	2,082
Balance at December 31, 2004	20,289,983	203					135,363	33	(15,807)	119,792
Unit Conversion	8,155	-	-	-	-	-	46	-	-	46
Common Stock Issuance Costs	-	-	-	-	-	-	(30)	-	-	(30)
Dividend Reinvestment Plan	2,519	-	-	-	-	-	24	-	-	24
Preferred Stock Issuance	-	-	-	-	2,400,000	24	58,086	-	-	58,110
Preferred Stock Issuance Costs	-	-	-	-	-	-	(360)	-	-	(360)
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(14,649)	(14,649)
Preferred Stock ($0.89 per share)	-	-	-	-	-	-	-	-	(1,920)	(1,920)
2004 Equity Incentive Plan Awards	2,095	-	-	-	-	-	99	-		99
Comprehensive Income:
Change in fair value of hedge instruments	-	-	-	-	-	-	-	294	-	294
Net Income	-	-	-	-	-	-	-	-	3,297	3,297
Total Comprehensive Income	-	-	-	-	-	-	-	-	-	3,591
Balance at December 31, 2005	20,302,752	$203	-	$-	2,400,000	$24	$193,228	$327	$(29,079)	$164,703

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2005	2004	2003
Operating activities:
Net Income	$3,297	$2,049	$785
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of hotel assets	(1,323)	-	-
Depreciation	10,696	6,959	4,681
Amortization	672	241	109
Income allocated to minority interests	154	348	821
Equity in income (loss) of unconsolidated joint ventures	(457)	(481)	24
Distributions from unconsolidated joint ventures	1,249	-	-
Gain recognized on change in fair value of derivative instrument	(13)	-	-
Stock based compensation expense	99	-	279
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(435)	(1,553)	(223)
Escrow and lease deposits	(1,074)	113	(411)
Lease payments receivable - related party	-	2,590	(28)
Lease payments receivable - other	-	-	233
Other assets	(1,923)	(894)	(423)
Due from related party	(1,431)	(811)	62
Increase (decrease) in:
Deposits Payable	-	-	(1,000)
Advance deposits	22	108	-
Due to related party	4,419	(290)	(884)
Preferred distributions payable	-	-	499
Accounts payable and accrued expenses	1,461	3,769	669
Net cash provided by operating activities	15,413	12,148	5,193

Investing activities:
Purchase of hotel property assets	(135,059)	(51,516)	(31,943)
Capital expenditures	(2,958)	(2,494)	-
Proceeds from disposition of hotel assets held for sale	6,288	-	-
Deposits on hotel acquisitions	(8,250)	-	-
Investment in common stock of Trust entities	(1,548)	-	-
Purchase of franchise fees	(302)	-	(127)
Investments in notes receivable	(1,166)	(13,939)	(15,000)
Repayment of notes receivable	83	15,133	-
Repayment of development loans to related parties	30,725	-	-
Investment in development loans to related parties	(31,345)	(20,550)	(4,700)
Advances and capital contributions to unconsolidated joint ventures	(47,704)	(5,012)	(6,600)
Net used in investing activities	(191,236)	(78,378)	(58,370)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2005	2004	2003
Financing activities:
Proceeds from borrowings under line of credit	171,111	45,365	19,411
Repayment of borrowings under line of credit	(172,138)	(44,338)	(23,214)
Principal repayment of mortgages and notes payable	(6,189)	(7,283)	(19,608)
Proceeds from mortgages and notes payable	133,692	37,375	29,907
Cash paid for interest rate cap	(23)	-	-
Cash paid for deferred financing costs	(2,460)	(325)	(139)
Cash received from sale of common stock, net	(30)	38,279	77,262
Cash received from sale of preferred stock, net	57,750	-	-
Cash received from sale of Series A Preferred Units	-	-	17,080
Redemption of common partnership units	-	(8,951)	(1,449)
Preferred distributions paid on Series A Preferred Units	-	(499)	-
Distributions to consolidated joint venture interest	198	-	-
Contributions from consolidated joint venture interest	(317)	-	-
Dividends paid on common shares	(14,599)	(11,267)	(1,834)
Dividends paid on preferred shares	(947)	-	-
Distributions paid on common partnership units	(2,059)	(2,219)	(3,672)
Net cash provided by financing activities	163,989	46,137	93,744

Net (decrease) increase in cash and cash equivalents	(11,834)	(20,093)	40,567
Cash and cash equivalents - beginning of year	20,614	40,707	140

Cash and cash equivalents - end of year	$8,780	$20,614	$40,707

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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

On August 5, 2005, the Company completed a public offering of 2,400,000 of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,750. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

As of December 31, 2005, the Company, through the Partnership and subsidiary partnerships, owned thirty-one limited and full service hotels.   All of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. Prior to April 1, 2004, eight owned hotels were leased to Hersha Hospitality Management, LP (“HHMLP”), a Pennsylvania limited partnership. As of April 1, 2004, the Company terminated these eight leases with HHMLP and leased the hotels to 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2005, the Company owned joint venture interests in sixteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Joint Venture	Ownership	Property	Location	Lessee

Inn America Hospitality at Ewing, LLC	50.0%	Courtyard	Ewing/Princeton, NJ	Hersha Inn America TRS Inc.
HT CNL Metro Hotels, LP	33.3%	Hampton Inn	Chelsea/Manhattan, NY	Hersha/CNL TRS Inc
PRA Glastonbury, LLC	40.0%	Hilton Garden Inn	Glastonbury, CT	Hersha PRA TRS, Inc
Mystic Partners. LLC	66.7%	Marriott	Mystic, CT	Mystic Partners Leaseco, LLC
	44.0%	Hilton	Hartford, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Norwich, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Warwick, RI	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Danbury, CT	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Mystic, CT	Mystic Partners Leaseco, LLC
	44.7%	Residence Inn	Southington, CT	Mystic Partners Leaseco, LLC
	66.7%	Springhill Suites	Waterford, CT	Mystic Partners Leaseco, LLC
Hiren Boston, LLC	50.0%	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners, LLC	50.0%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Logan Hospitality Associates, LLC	55.0%	Four Points - Sheraton	Revere/Boston, MA	Revere Hotel Group, LLC
LTD Associates One, LLC	75.0%	Springhill Suites	Williamsburg, VA	HT LTD Williamsburg One LLC
LTD Associates Two, LLC	75.0%	Residence Inn	Williamsburg, VA	HT LTD Williamsburg Two LLC

Hersha Inn America TRS Inc; Hersha/CNL TRS Inc.; Hersha PRA TRS, Inc; South Bay Sandeep, LLC; and Revere Hotel Group, LLC, are each a TRS wholly-owned by their respective joint ventures. Mystic Partners, LLC owns an interest in eight hotel properties. Each of the eight properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and the Company’s joint venture partner in Mystic Partners, LLC. South Bay Boston, LLC; HT LTD Williamsburg LLC; and HT LTD Williamsburg Two LTD LLC lease properties from each respective joint venture and are owned by 44 New England and the Company’s joint venture partner in each venture.

44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. HHMLP serves as the manager for all of the owned assets and joint venture assets, except for the properties owned by Mystic Partners, LLC; Hiren Boston, LLC; SB Partners, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC. These properties are managed by parties related to our partners in those joint ventures. HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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

Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we are the primary beneficiary in a variable interest entity or we maintain control of the asset through our voting interest in the entity. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner.

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

Our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hiren Boston, LLC; South Bay Boston, LLC, SB Partners, LLC; LTD Associates One, LLC; HT LTD Williamsburg LLC; LTD Associates Two, LLC; HT LTD Williamsburg Two LLC; Hersha Statutory Trust I; Hersha Statutory Trust II; HPS Seaport LLC & BCM, LLC; 44 Fifth Avenue, LLC; 5444 Associates, LP; Metro Ten Hotels, LLC; and PRA Suites at Glastonbury, LLC.

Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, each of the following entities were determined to be a VIE, except Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.

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

We have consolidated the operations of the Logan Hospitality Associates, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC joint ventures because each entity is a voting interest entity and the Company owns a majority voting interest in the venture.

Our investments in HT/CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; Hiren Boston, LLC; and SB Partners, LLC represent non-controlling ownership interests in the ventures. All of these entities are voting interest entities. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements.

We hold an investment in development loan receivables with HPS Seaport LLC & BCM, LLC; 44 Fifth Avenue, LLC; 5444 Associates, LP; Metro Ten Hotels, LLC; and PRA Suites at Glastonbury, LLC. We have determined that each borrower has sufficient equity at risk, a controlling financial interest and an obligation to absorb expected losses and expected gains, including residual returns of the entity. These entities are voting interest entities and because we have no voting interest they are not consolidated.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Also, Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; and HT LTD Williamsburg Two LTD LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity.

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

The Hersha Statutory Trusts are VIEs under FIN 46, because the equity holders at risk hold no substantial decision-making rights. Because HHLP is not the primary beneficiary in the Hersha Statutory Trusts, the accounts of the trusts are not consolidated with and into HHLP. HHLP’s investment in the Hersha Statutory Trusts is accounted for using the equity method of accounting and is presented on our consolidated balance sheet in other assets.

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
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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

Stock Compensation

We apply Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS 123R) where by we measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Earnings Per Common Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

Minority Interest

Minority Interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2005, 2004 and 2003 was 87.8%, 87.7% and 65.1%, respectively.

We also maintain minority interests for the equity interest owned by third parties in Logan Hospitality Associates, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC. Third parties own a 45% interest in Logan Hospitality Associates, LLC and a 25% interest in each of LTD Associates One LLC and LTD Associates Two, LLC. We allocate these joint venture’s income (loss) to the minority interest in consolidated joint venture account based upon the ownership of the entities.

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

Investment in Unconsolidated Joint Ventures

The equity method of accounting is used for joint ventures in which we have the ability to exercise significant influence. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee.

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
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 31 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended December 31, 2005. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

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

Development Loan Receivables and Notes Receivable

The Company has invested in development loan receivables and notes receivable in connection with hotel property transactions. Interest income is recognized on the notes receivable when earned based upon the terms of the related notes. Fees and costs incurred are amortized over the term of the related notes. The ultimate repayment of the notes is subject to a number of variables, including the performance and value of the underlying real property. The carrying amount of the notes receivable approximates its fair value in consideration of interest rates, market conditions and other qualitative factors.

Deferred Costs and Intangibles

Deferred Costs consist of loan acquisition fees. Intangibles consist of franchise fees, goodwill and an intangible asset related to the acquisition of leases at rates below market value. Deferred costs and intangibles are carried at cost net of accumulated amortization. Amortization of loan acquisition fees is computed using the straight-line method over the term of the related debt. Amortization of franchise fees and the lease related intangible asset is computed using the straight-line method over the term of the related agreement.

Goodwill of $412, net of accumulated amortization of $353, resulted from the acquisition of the Holiday Inn Hotel and Conference Center, Harrisburg, Pennsylvania. We have not recognized amortization expense on goodwill subsequent to December 31, 2001. We test goodwill for impairment at least annually and have not recognized any impairment during the three years ended December 31, 2005.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and totaled $1,459, $1,034 and $143 for the years ended December 31, 2005, 2004 and December 31, 2003, respectively, related to the hotels consolidated in these financial statements. In connection with our franchise agreements, a portion of the franchise fees paid is for marketing services.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Distributions

We intend to pay distributions that, at a minimum, will be sufficient for us to maintain our REIT status.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, rent receivable and note receivable arising from our normal business activities. We place our cash and cash equivalents with high credit quality financial institutions. We require collateral to support our financial instruments. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution. At December 31, 2005, we maintained funds at financial institutions that exceeded federally insured amounts.

Fair Value of Financial Instruments

At December 31, 2005 and 2004, financial instruments include cash and cash equivalents, development loans receivable, notes receivable, accounts payable, accrued expenses, loans to and from related parties, notes payable, a line of credit and mortgages payable. The fair values of cash and cash equivalents, development loans receivable, notes receivable and accounts payable and accrued expenses approximate carrying value because of the short-term nature of these instruments. The carrying value of loans with related parties approximates fair value. The carrying value of the mortgages payable and the line of credit approximates fair value since the interest rates approximate the interest rates currently offered for similar debt with similar maturities.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps limit the Company’s exposure to increasing interest payments when interest rates increase. During 2005 and 2004, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2005 and 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consist of the following at December 31, 2005 and 2004:

	2005	2004

Land	$32,430	$13,865
Buildings and improvements	283,791	146,910
Furniture, fixtures and equipment	43,528	30,131
	359,749	190,906
Less accumulated depreciation	(41,769)	(26,983)
	$317,980	$163,923

Depreciation expense was $10,540, $7,356 and $4,681 for the years ended December 31, 2005, 2004 and 2003, respectively.

No hotels were sold in 2004 and 2003. In 2005, we sold the following hotels for the approximate amounts indicated.

	No. of Rooms	Sales Price

Doubletree Club, JFK International Airport, NY	110	$11,500
Holiday Inn Express, Long Island City, NY	79	$9,000
		$20,500

The following summarizes the number of hotels owned excluding those owned in joint ventures for the periods presented:

	2005	2004	2003
Hotels owned at beginning of year	25	20	18
Acquisitions	8	5	2
Hotels Sold	2	-	-
Hotels owned at end of year	31	25	20

During the years ended December 31, 2005, 2004 and 2003, we acquired the following hotel properties, including closing costs:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENTS IN HOTEL PROPERTIES (Continued)

Hotel	Location	Rooms	Acquisition Date	Land		Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Assumed Debt
Fairfield Inn	Laurel, MD	109	1/31/05		$927	$6,120	$344	$44	-	$7,435	$-
Hampton Inn	New York, NY	136	4/1/05		5,472	23,497	2,364	547	-	31,880	16,500
McIntosh Portfolio		480	May and June 2005		8,171	40,046	1,572	776	-	50,565	-
Courtyard by Marriott	Brookline, MA	188	6/16/05		N/A	47,414	3,760	259	3,570	55,003	-
2005 TOTAL		913			$14,570	$117,077	$8,040	$1,626	$3,570	$144,883	$16,500
Holiday Inn Express	Hartford, CT	96	1/14/04	$	N/A	$2,565	$960	$12	-	$3,537	$500
Residence Inn	Framingham, MA	125	3/26/04		1,325	12,705	1,875	50	-	15,955	-
Comfort Inn	Frederick, MD	73	5/27/04		450	4,329	584	50	-	5,413	3,715
Residence Inn	Greenbelt, MD	120	7/16/04		2,615	14,792	2,040	50	-	19,497	-
Hilton Garden Inn	Gettysburg, PA	88	7/23/04		745	6,111	805	60	-	7,721	5,450
2004 TOTAL		502			$5,135	$40,502	$6,264	$222	$-	$52,123	$9,665
Hampton Inn	Linden, NJ	149	10/1/03		1,211	11,961	2,200	75	-	15,447	-
Hilton Garden Inn	Edison, NJ	132	10/1/03		-	12,159	2,600	65	-	14,824	-
2003 TOTAL		281			$1,211	$24,120	$4,800	$140	$-	$30,271	$-

The above acquisitions were accounted for as purchases, and the results of such acquisitions are included in the Company’s consolidated statements of operations from the dates of acquisition. No goodwill arose in the transactions. A $10,500 note receivable with the sellers was applied for the purchase of the Hampton Inn, New York, NY.

On February 23, 2004, we purchased a 55% joint venture interest in Logan Hospitality Associates, LLC, the owner of the Sheraton Four Point, Revere, MA. We have determined that we have a majority voting interest in this joint venture and that it qualifies for consolidation as it is a voting interest entity.

On November 22, 2005, we purchased a 75% joint venture interest in LTD Associates One, LLC (LTD One) and LTD Associates Two, LLC (LTD Two), the owners of the Springhill Suites and Residence Inn, Williamsburg, VA, respectively. We have determined that we have a majority voting interest in these joint ventures and that they qualify for consolidation as they are voting interest entities.

The consolidated assets of these properties included in our balance sheet as of December 31, 2005 and 2004 are as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENTS IN HOTEL PROPERTIES (Continued)

Hotel	Location	Rooms	Acquisition Date	Land	Buildings and Improvements	Fixtures and Equipment	Fees and Loan Costs	Total Assets	Assumed Debt

Springhill Suites (LTD One)	Williamsburg, VA	120	11/22/2005	$1,430	$10,293	$2,676	$182	$14,581	$5,797
Residence Inn (LTD Two)	Williamsburg, VA	108	11/22/2005	1,911	11,624	2,200	239	15,974	8,514
2005 Total Consolidated Joint Ventures		228		$3,341	$21,917	$4,876	$421	$30,555	$14,311
Sheraton Four Points	Revere, MA	180	2/23/2004	$70	$14,996	$2,153	$111	$17,330	$8,802
2004 Total Consolidated Joint Ventures		180		$70	$14,996	$2,153	$111	$17,330	$8,802

Pro Forma Operating Results (Unaudited)

The following condensed pro forma financial information is presented as if the acquisitions of the Residence Inn, Greenbelt, MD; the Fairfield Inn, Laurel, MD; the McIntosh Porfolio; the Courtyard by Marriott, Brookline, MA; LTD One and LTD Two had been consummated as of January 1, 2004. All of the other acquisitions listed above were either purchased without any operating history or did not have a full year's operating history in 2005 or 2004. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the year ended

	December 31,

	2005	2004
Pro Forma Total Revenues	$93,586	$79,533
Pro Forma Net Income	$1,674	$(981)
Pro Forma Net Income per Common Share - Basic	$.08	$(.06)
Pro Forma Net Income per Common Share - Diluted	$.08	$(.08)
Weighted Average Common Shares Outstanding:
Basic	20,293,554	16,391,805
Diluted	20,335,181	16,391,805

Assets Held for Sale consisted of the following at December 31, 2005 and December 31, 2004:

	December 31, 2005		December 31, 2004
Land	$	------	$3,050
Buildings and improvements		2,644	15,110
Furniture, fixtures and equipment		1,119	2,036
		3,763	20,196
Less Accumulated Depreciation		(356)	(1,438)
		$3,407	$18,758

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 - NOTES RECEIVABLE

On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200, of which $25 and $103 was outstanding as of December 31, 2005 and 2004. The terms of the note called for accrued interest at 10% per annum through maturity on December 31, 2003, when the outstanding balance and accrued interest were due. The note is unsecured. During 2004, we extended the due date of the note through June 30, 2005. The note modification also increased our interest rate to 12% from July 1, 2004 until maturity. We had not been accruing interest in prior periods due to the uncertainty of collection of this interest. Based upon current interest and principal payments made during 2004 and our ongoing negotiations, we have determined that the interest and principal is fully collectible. We have recognized accrued interest income from September 2002 until December 31, 2003 during the year ended December 31, 2004. This note has been extended to mature on June 30, 2006 with all other terms remaining unchanged. For the years ended December 31, 2005 and December 31, 2004, we recorded interest income of $6 and $44 which is included in “Other Revenue” on the statement of operations.

On May 13, 2005, in connection with the sale of the Doubletree Club, Jamaica, NY, we provided financing in the amount of $1,700 to the buyer. The note receivable bears interest at a rate of 12% per annum and is due on April 30, 2006. Interest payments are due quarterly with repayment of the principal due upon maturity. The balance as of December 31, 2005 was $1,861. For the year ended December 31, 2005, we recorded interest income of $137, which is included in “Interest Income-Secured Loans” on the statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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

On July 1, 2005, we acquired a 49.9% interest in Hiren Boston. LLC (“Hiren”), the owner of a 164 room Courtyard by Marriott in South Boston, Massachusetts, for approximately $5,031, including settlement costs of approximately $331. This hotel is leased to South Bay Boston, LLC, a joint venture owned by 44 New England and our joint venture partner, and managed by an affiliate of our joint venture partner. Our joint venture partner and the manager of the property are unaffiliated with the Company. The Hiren joint venture agreement provides for a 10% preferred return during the first two years of the venture based on the equity interest in Hiren. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 50% to us. Subsequent to this initial two year period, cash distributions will be made 50% to us and 50% to our joint venture partners in Hiren. In accordance with AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9), Hiren will allocate income to HHLP and our joint venture partner consistent with the allocation of cash distributions and liquidating distributions.

On October 7, 2005, we acquired a 49.9% interest in SB Partners, LLC (“SB Partners”), the owner of a 118 room Holiday Inn Express in South Boston, Massachusetts, for approximately $2,250. This hotel will be leased to South Bay Sandeep, LLC, a TRS wholly owned by SB Partners, and managed by an affiliate of our joint venture partner. Our joint venture partner and the manager of the property are owned by certain members that have an interest in Hiren and are unaffiliated with the Company. The SB Partners joint venture agreement provides for a 10% preferred return during the first two years of the venture based on the equity interest in SB Partners. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 50% to us. Subsequent to this initial two year period, cash distributions will be made 50% to us and 50% to our joint venture partners in SB Partners. In accordance with SOP 78-9, SB Partners allocates income to us and our joint venture partner consistent with the allocation of cash distributions and liquidating distributions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

We entered into a joint venture with Waterford Hospitality and Mystic Hotel Investors, LLC (“MHI,” and together with Waterford, the “Waterford Parties”), pursuant to which the parties agreed to establish Mystic Partners, LLC (“Mystic”). The Waterford Parties agreed to contribute to Mystic Partners its membership interests (the “Membership Interests”) in a portfolio of nine entities, each of which was either wholly-owned or majority-owned by the Waterford Parties (the “Owners”). These entities own nine Marriott- or Hilton-branded hotels in Connecticut and Rhode Island with an aggregate fair value of approximately $250,000. Hersha agreed to contribute to Mystic Partners approximately $52,000 in cash, subject to adjustment, in exchange for a 66.7% preferred equity interest in the seven stabilized hotel properties in the portfolio and a 50% preferred equity interest in the two newly-developed hotel properties in the portfolio, subject to minority interest participations in certain hotels. The Mystic Partners joint venture agreement provides for an 8.5% preferred return based on our preferred equity interest in the stabilized and newly-developed hotel properties. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to the Waterford Parties to provide an 8.5% annual non-compounded return of their unreturned contributions. The 8.5% returns are not cumulative. Any remaining cash available for distribution will be distributed to us 56.7%, with respect to the net cash flow from the stabilized properties, and 35%, with respect to the net cash flow from the newly-developed properties. In accordance with SOP 78-9, Mystic Partners will allocate income to us and the Waterford Parties consistent with the allocation of cash distributions and liquidating distributions.

On August 9, 2005, the Company and the Waterford Parties completed the formation of Mystic, and the joint venture acquired the first six stabilized hotels. The Company contributed an aggregate of $32,011 to Mystic Partners and the Waterford Parties contributed its Membership Interests in the Owners of the six hotels. Mystic issued membership interests to us equivalent to a 66.7 % interest in the six hotels and issued membership interests to the Waterford Parties equivalent to a 33.3 % interest in the six hotels, subject to a minority partner that owns 33% of the interests in Southington Suites, LLC, the Owner of Southington Residence Inn. Aggregate debt secured by the six hotels of approximately $66,500 was assumed or incurred. The debt secured by Mystic Marriott Hotel and Spa assumed by the joint venture matures in 2010 and accrues interest at the rate of 6.98 % per annum, and the debt secured by the remainder of the five properties matures in 2015 and accrues interest at the rate of 5.56%.

On September 15, 2005, the Company contributed $7,139 to Mystic, in connection with the acquisition of the seventh stabilized property by Mystic. The Waterford Parties contributed their Membership Interests in the Owner of the hotel. In connection with this closing, Mystic issued membership interests to us equivalent to a 66.7% interest in the Owner and issued membership interests to the Waterford Partners equivalent to a 33.3% interest in the Owner. Debt of $8,200 secured by the property was assumed.

On September 18, 2005, Mystic closed on approximately $9,000 of mezzanine financing related to the Mystic Marriott Hotel & Spa, one of the six hotels acquired by the joint venture in the first closing. Net proceeds of the mezzanine financing were distributed to the Company and the Waterford Parties according to their ownership interests.

On October 6, 2005, the Company contributed $6,765 to Mystic, in connection with Mystic’s acquisition of the first newly-developed property. The Waterford Parties contributed its Membership Interests in the Owner of the Hartford Hilton. The acquisition included the hotel, improvements, certain personal property and pre-paid air rights leases relating to airspace situated on Chapel, Church and Trumbull streets in Hartford, Connecticut.  The air leases do not contain options or rights of extensions, renewals or the option to purchase and expire at various times through June 14, 2023 and March 12, 2072.  In connection with this third closing, Mystic issued membership interests to HHLP equivalent to a 44.0% interest in the Owner of the property and issued membership interests to the Waterford Partners equivalent to a 44.0% interest in Owner of the property.  A minority partner owns approximately 12.0% of the interests in Owner of the property.  In connection with the closing, The Owner incurred approximately $22,000 of aggregate debt secured by the property, which matures in 2009 and accrues interest at a daily floating rate of one-month LIBOR plus 2.75%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

The eight hotels acquired by Mystic through December 31, 2005 are:

Hotel Name	Location	Date Acquired	Owner	Hersha Ownership	Number of Rooms

Mystic Marriott Hotel & Spa	Mystic, CT	August 9, 2005	Exit 88 Hotel, LLC	66.7%	285
Danbury Residence Inn	Danbury, CT	August 9, 2005	Danbury Suites, LLC	66.7%	78
Southington Residence Inn	Southington, CT	August 9, 2005	Southington Suites, LLC and 790 West Street, LLC	44.7%	94
Norwich Courtyard by Marriott and Rosemont Suites	Norwich, CT	August 9, 2005	Norwich Hotel, LLC	66.7%	144
Warwick Courtyard by Marriott	Warwick, RI	August 9, 2005	Warwick Lodgings, LLC	66.7%	92
Waterford SpringHill Suites	Waterford, CT	August 9, 2005	Waterford Suites, LLC	66.7%	80
Mystic Residence Inn	Mystic, CT	September 15, 2005	Whitehall Mansion Partners, LLC	66.7%	133
Hartford Hilton	Hartford, CT	October 6, 2005	315 Trumbull Street, LLC	44.0%	393

Each of the Mystic Partners hotel properties is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England in the amount 1% of operating revenues, except for the Hartford Hilton which is 0.25% of operating revenues. Each property owned by the joint venture is managed by Waterford Hotel Group, Inc., an affiliate of Waterford. The property manager will receive a base fee of 3% or 4% of gross revenues of the property, depending on the property, and an incentive fee of 10% of net operating income less debt service after each of HHLP and the Waterford Parties receive a 12.0% annual non-compounded return on its unreturned capital contributions.

On February 8, 2006, the Mystic Partners agreed to adjust each party’s equity ownership interest in each of the Hartford Hilton and the Hartford Marriott as follows:

	Hersha	Waterford
Hartford Hilton	10%	90%
Hartford Marriott	15%	85%

Additionally, the amendment provides us with the option to purchase up to a 50.0% equity ownership interest in Mystic Partners’ equity interest in the Hartford Hilton and the Hartford Marriott, respectively, at a price determined in accordance with Amendment. Also, the Company entered into an agreement whereby we and MHI jointly and severally guarantee the performance of the terms of a loan to Adriaen’s Landing Hotel, LLC, owner of the Hartford Marriott, in the amount of $50,000, and 315 Trumbull Street Associates, LLC, in the amount of $27,000 if at any time during the term of the note and during such time as the net worth of Mystic falls below the amount of the guarantee.

On February 8, 2006, Mystic closed on the acquisition of the 409 room Hartford Marriott in Hartford, Connecticut, the final hotel in the Waterford portfolio to be acquired by Mystic. The acquisition included the hotel, improvements, certain personal property and a pre-paid airspace sublease relating to airspace comprising a portion of the Hartford Convention Center. The Company contributed approximately $6,700 to Mystic, and the Waterford Parties contributed its Membership Interests in the Owner of the Hartford Marriott. In connection with this closing, Mystic issued membership interests to HHLP equivalent to a 15.0% interest in Mystic Partners’ interest in Adriaen’s Landing Hotel, LLC. In connection with the closing, Adriaen’s Landing Hotel, LLC incurred approximately $45,000 of aggregate debt secured by the Hartford Marriott. This debt matures in 2010 and accrues interest at one-month LIBOR plus 2.9%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting.

As of December 31, 2005 and December 31, 2004 our investment in unconsolidated joint ventures consists of the following:

	Percent
	Owned	12/31/2005	12/31/2004
HT/CNL Metro Hotels, LP	33.33%	4,487	$4,727
HT/PRA Glastonbury, LLC	40.00%	2,379	2,697
Inn American Hospitality at Ewing, LLC	50.00%	1,456	1,645
Hiren Boston, LLC	49.90%	5,034	-
SB Partners	50%	2,232	-
Mystic Partners, LLC	66.70%	40,393	-

		$55,981	$9,069

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2005, and 2004 and for the years ended December 31, 2005, 2004 and 2003.

Balance Sheet
	December 31,	December 31,
	2005	2004
Assets
Investment in hotel property, net	$182,708	$59,890
Other assets	22,708	4,043

Total Assets	$205,416	$63,933

Liabilities and Equity
Mortgages and notes payable	$166,564	$39,520
Capital Leases	357	522
Other liabilities	8,055	1,500
Equity:
Hersha Hospitality Trust	56,291	9,069
Other Interests in Joint Ventures	(25,817)	13,322
Total Liabilities and Equity	$205,416	$63,933

Statement of Operations
	Year Ended
	12/31/2005	12/31/2004	12/31/2003
Room revenue	$33,493	$12,966	$2,219
Other revenue	8,679	1,120	69
Operating expenses	(28,017)	(7,752)	(1,637)
Interest expense	(5,467)	(1,733)	(272)
Land Lease Expense	(159)	-	-
Property taxes	(2,781)	(930)	-
Income taxes	71	(181)	-
Depreciation, amortization and other	(6,335)	(2,164)	(403)
Net (loss) income	$(516)	$1,326	$(24)

Equity income (loss) recognized during the twelve months ended December 31, 2005, 2004, and 2003 for our Equity Investments in Unconsolidated Joint Ventures:

	Twelve Months Ended
	12/31/2005	12/31/2004	12/31/2003
HT/CNL	$506	$309	71
HT/PRA Glastonbury	75	112	(95)
Inn American Hospitality at Ewing, LLC	(79)	60	-
Hiren Boston, LLC	(80)	-	-
S B Partners, LLC	(26)	-	-
Mystic Partners, LLC	61	-	-
Total equity in income (loss)	$457	$481	$(24)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages and Notes Payable

The total mortgages payable balance at December 31, 2005, and December 31, 2004, was $256,146 and $110,819, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. We had mortgages on our held for sale properties of $ -0- and $13,058 as of December 31, 2005 and December 31, 2004, respectively, which is classified in Debt and Capital Lease Payable Related to Hotel Assets Held for Sale on the consolidated balance sheets. The maturities for the outstanding mortgages ranged from August 2007, to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $10,936, $6,780 and $4,894 during 2005, 2004 and 2003, respectively. The mortgages are secured by first deeds of trust various hotel properties with a combined net book value of $297,138 and $164,517 as of December 31, 2005, and 2004, respectively.

Aggregate annual principal payments for the Company’s mortgages payable for the five years following December 31, 2005 and thereafter are as follows:

2006	$2,740
2007	5,674
2008	54,282
2009	36,153
2010	25,720
Thereafter	131,577
$256,146

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $2,313 was recorded during the year ended December 31, 2005.

Revolving Line of Credit

The Company had a revolving line of credit from Sovereign Bank (the “Line of Credit”) in the maximum amount of $35,000. Outstanding borrowings under the Line of Credit bear interest at the bank’s prime rate and the Line of Credit is collateralized by the Holiday Inn Express and Suites, Harrisburg, PA and the Mainstay Suites and Sleep Inn, King of Prussia, PA. On August 31, 2004, the Company extended the term of the Line of Credit from its scheduled expiration in December 2004 to its current expiration in August 31, 2007. The Company maintained a Line of Credit balance of $-0- at December 31, 2005, and $1,027 at December 31, 2004. The Company recorded interest expense of $186, $163, and $66 for the years ended December 31, 2005, 2004, and 2003, respectively. The weighted average interest rate on our Line of Credit during the years ended December 31, 2005 and 2004 was approximately 6.10% and 4.30%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 - DEBT (Continued)

Unsecured Line of Credit

As of March 24, 2005, we have obtained an unsecured revolving line of credit from Commerce Bank (the “Unsecured Line of Credit”) in the maximum amount of $5,000. Outstanding borrowings under the Unsecured Line of Credit bear interest at the bank’s prime rate (which at December 31, 2005, was 7.25%). The Unsecured Line of Credit is scheduled to expire on March 24, 2007. The Company had no outstanding borrowings under the Unsecured Line of Credit at December 31, 2005.

New Line of Credit

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. Outstanding borrowings under the line of credit bear interest at the Company’s option of either the bank’s prime rate of interest minus .50% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.25%. The line of credit is collateralized by a first lien-security interest in all existing and futurer assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, and a hotel property to be determined, and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenues. The line of credit expires on December 31, 2008 and replaces the Sovereign Bank Line of Credit. This revolving credit loan replaced both the Sovereign $35,000 line of credit and the $5,000 unsecured line of credit described above.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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
Hampton Inn & Suites, Hershey, PA
Hampton Inn, Danville, PA
Holiday Inn Express & Suites, Harrisburg, PA
Sleep Inn and Mainstay Suites, King of Prussia, PA

All of these properties have entered into leases with 44 New England (our TRS) effective as of April 1, 2004, and will continue to be managed by HHMLP. As part of the lease termination, the original sellers of the properties, HHLP and HHMLP have agreed to waive any and all purchase price adjustment in the original purchase agreements for each of the properties. There is no potential liability for any future repricings with any of our owned properties as of December 31, 2005. We entered into management agreements with HHMLP for each of these hotels, but did not pay any consideration in connection with the lease terminations.

We did not earn any fixed or percentage rents for the year ended December 31, 2005. For the year ended December 31, 2004, we earned fixed rents of $1,222 and earned percentage rents of $662. For the year ended December 31, 2003, we earned fixed rents of $4,889 and earned percentage rents of $8,021.

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

The consolidated financial statements include the operating results of these four hotels under the TRS structure from the termination dates. Previously, revenues in the consolidated financial statements were derived primarily from lease payments which were made out of the net operating income of the properties pursuant to the Percentage Leases. Under the TRS structure, total revenues from the hotel properties and the related operating expenses are reported in the consolidated statements of operations.

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
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2005, HHMLP managed all 31 hotels leased to our TRS, and we consolidated the financial statements of these 31 hotels in these financial statements. HHMLP also managed one consolidated joint venture hotel property and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the years ended December 31, 2005, 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, management fees incurred totaled $2,887, $1,454 and $142, respectively, and are recorded as Hotel Operating Expenses. In addition the Company incurred $104 for the early termination of management contracts related to the sale of two hotels in the second quarter in 2005.  These fees are included in discontinued operations.

Administrative Services Agreement

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. For the years ended December 31, 2005, 2004 and 2003, the Company incurred administrative services fees of $140, $253 and $178, respectively. For the year ended December 31, 2005, the Company incurred accounting fees of $386 and information technology fees of $95. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

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

Acquisitions from Affiliates

We have acquired from entities owned or controlled by certain of our executive officers and our related party trustees, newly-developed or newly-renovated hotels that do not have an operating history that would allow us to make purchase price decisions based on historical performance. In buying these hotels, we previously utilized, a “re-pricing” methodology that, in effect, adjusted the initial purchase price for the hotel, one or two years after we initially purchased the hotel, based on the actual operating performance of the hotel during the twelve months prior to the repricing. As part of our lease termination agreement with HHMLP, the original sellers of all of these properties, HHMLP and the Company have waived their respective rights to any and all purchase price adjustments for all properties. In the future, we do not intend to use any re-pricing methodology in acquisitions from entities controlled by our officers and trustees.

We have entered into an option agreement with each of our officers and trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 49 hotels, including 16 hotels acquired from entities controlled by our officers or trustees. Of the 16 acquisitions from these entities, 15 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for all acquisitions and dispositions to related parties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Hotel Supplies

For the years ended December 31, 2005, 2004 and 2003, we incurred expenses of $969, $804 and $73, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $52 and $4 is included in accounts payable at December 31, 2005 and 2004.

Due From Related Parties

The Due from Related Party balance as of December 31, 2005 and December 31, 2004 was approximately $2,779 and $4,482, respectively. The majority of the balance as of December 31, 2005 was accrued interest due on our development loans, and the remaining due from related party balance are receivables owed from our unconsolidated joint ventures. As of December 31, 2004, we also maintained interest bearing deposits of $3,500 related to a letters of intent for the acquisition of the Hampton Inn Herald Square, which we purchased on April 1, 2005.

Due to Related Parties

The due to related party balance as of December 31, 2005, and 2004, totaled $4,655 and $129, respectively. The due to related party balances at December 31, 2005 and 2004 consists of monies payable to HHMLP for administrative, management, and benefit related fees.

Land Leases

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. The land lease for the Hilton Garden Inn, Edison, NJ provides rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the years ended December 31, 2005, 2004 and 2003, we incurred $433, $504, and $50 respectively, in lease expense under the agreement.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under this agreement is as follows:

Hilton Garden
Edison, NJ
2006	$200
2007	200
2008	200
2009	200
2010	200
Thereafter	29,722
$30,722

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
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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

Legal Fees

We have paid to the law firm of Shah & Byler, LLP and its predecessor, Shah Ray & Byler, LLP, whose former senior partner, Jay H. Shah is now our Chief Executive Officer and is the son of Hasu P. Shah, legal fees aggregating $806, $679 and $212 during 2005, 2004 and 2003, respectively. Mr. Shah had resigned from the law firm and relinquished all ownership and control of the firmas of September 2003. Mr. Shah will continue as counsel to the law firm and may receive compensation from the firm for prior client origination. We intend to continue to use the services of Shah & Byler, LLP. Approximately $101 and $15 is included in accounts payable at December 31, 2005 and 2004, respectively. In addition, we have paid Shah & Byler, LLP approximately $73, $59, and $ -0- in office rent expenses for the years ended December 31, 2005, 2004, and 2003, respectively, for the use of our corporate office space.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - DEVELOPMENT LOANS RECEIVABLE

We have approved mortgage lending to entities in which our executive officers and affiliated trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 9.0% to 10.0% (“Development Line Funding”). As of December 31, 2005 and 2004, we had Development Loans Receivable from Related Parties of $32,470 and $36,550, respectively. The December 31, 2005 and 2004 balances include a development loan to Metro Ten Hotels, LLC in the amounts of $850 and $13,800, respectively. During 2005, Hasu P. Shah, our Chief Executive Officer, purchased a 50% interest in Metro Ten Hotels, LLC, and as a result, this loan is classified in Development Loans Receivable from Related Parties as of December 31, 2005 and 2004. Interest income from these advances included in “Interest - Secured Loans Related Party,” was $3,581, $1,498 and $715 for the years ended December 31, 2005, 2004, and 2003.

As of December 31, 2005, our development loans to related parties consist of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2005		Interest Rate	Interest Income Earned as of 12/31/2005	Interest Due and Accrued as of 12/31/2005	Maturity Date
Boutique Hotel - 35th Street, New York, NY	44 Fifth Avenue, LLC	$9,100	*	9%	$599	$181	August 31, 2006
							_______________
Hampton Inn - Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	13,000		10%	908	734	March 31, 2006

Boutique Hotel - Tribeca, New York, NY	5444 Associates, LP	9,500	*	10%	570	381	August 31, 2006

Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	850	*	10%	1,258	239	December 31, 2005

Homewood Suites, Glatonbury, CT	PRA Suites at Glastonbury, LLC	20		10%	246	-	April 5, 2006
		$32,470			$3,581	$1,535

* As of March 16, 2006, loans receivable from the 5444 Associates, LP and Metro Ten Hotels, LLC were paid in full. 44 Fifth Avenue, LLC paid $9,000 as of March 16, 2005, resulting in an outstanding balance of $100.

As of December 31, 2004 our development loans to related parties consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2004	Interest Rate	Interest Income Earned as of 12/31/2004	Interest Due and Accrued as of 12/31/2004	Maturity Date
Hampton Inn - Herald Square, NYC	Brisam Hotel, LLC	$2,700	12%	$327	$87	June 30, 2005

Hampton Inn - Seaport, NYC	HPS Seaport, LLC and BCM, LLC	4,400	10%	379	111	November 1, 2005

Boutique Hotel - Tribeca, NYC	5444 Associates, LP	4,100	10%	117	103	November 18, 2005

Boutique Hotel - 35th Street, NYC	44 Fifth Avenue, LLC	7,000	8%	87	87	May 3, 2005

Holiday Inn Express - Lancaster, PA	HBK Hospitality Associates, LP	4,550	8%	61	61	May 1, 2005 (*	)

Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	13,800	10%	721	102	December 31, 2005
		$36,550		$1,692	$551

(*) - Loan has been paid off as of March 4, 2005

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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

As of December 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At December 31, 2005, the fair value of the interest rate cap was $23 and is included in assets and the fair value of the interest rate swap was $.07 and also is included in assets. At December 31, 2004, the fair value of the interest rate swap was $306 and is included in liabilities. The change in net unrealized gains/losses of $327 and $33 for the years ended December 31, 2005 and 2004, respectively, for derivatives designated as cash flow hedges is separately disclosed on our Balance Sheet as Accumulated Other Comprehensive Income. Hedge ineffectiveness of $13 and $62 on cash flow hedges was recognized in unrealized gain/loss on derivatives during 2005 and 2004, respectively.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $119 of net unrealized gains/losses from Accumulated Other Comprehensive Income to interest expense during 2005. During 2006, the Company estimates that an additional $22 will be reclassified.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
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

On June 1, 2005, the Compensation Committee of the Board of Directors granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. Compensation expense of $99 was incurred during the year ended December 31, 2005 related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of December 31, 2005 was $582.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share:

The Common Partnership Units (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the income attributed to the Common Partnership Units would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	2005	2004	2003
Numerator:
Income from Continuing Operations	$2,183	$724	$99
Distributions to 8.0% Series A Preferred Shareholders	(1,920)	-	-

Income from continuing operations applicable to common shareholders	263	724	99

Discontinued operations	1,114	1,325	686

Net Income applicable to common shareholders	$1,377	$2,049	$785

Denominator:
Weighted average number of common shares - basic	20,293,554	16,391,805	4,614,316
Effect of Dilutive Securities:
Stock Awards	41,627	-	-
Weighted average number of common shares - diluted	20,335,181	16,391,805	4,614,316

Basic and diluted earnings per share
Income from continuing operations applicable to common shareholders	$0.01	$0.04	$0.02

Discontinued operations	0.06	0.09	0.15

Net Income applicable to common shareholders	$0.07	$0.13	$0.17

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2005, 2004 and 2003 totaled $10,550, $6,706 and $4,927, respectively. The following non-cash investing and financing activities occurred during 2005, 2004 and 2003:

	2005	2004	2003

Common shares issued as part of the Dividend Reinvestment Plan	$24	$22	$24
Issuance of Stock Awards	$682	$-	$-
Compensation Expense from vesting of Stock Awards	$99	$-	$-
Conversion of Common LP Units to Class A Common Shares	$46	$5,514	$-
Conversion of Series A Preferred Units to common stock	$-	$17,080	$-
Adjustment to minority interest as result of redemption of Common LP Units, Series A Preferred Units and common stock issuance	$-	$2,155	$14,650
Redemption of minority interest units payable	$-	$-	$8,951
Net debt assumed in hotel property transactions	$30,810	$9,665	$-
Other Comprehensive Income	$327	$33	$-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS

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

On May 13, 2005, we completed the disposition of the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY in a sale of the land, improvements and certain personal property to unaffiliated buyers for $20,500, plus transaction costs. Assets sold had a net book value of $18,806 and were classified as assets held for sale on the balance sheet. Debt related to assets held for sale of $12,952 was assumed by the buyers. A note receivable for $1,700 was received as part of the proceeds from the sale of the Doubletree Club. The notes receivable bears interest at a rate of 12% per annum and is due on April 30, 2006. Interest payments are due quarterly with repayment of the principal due upon maturity. Gain on the sale of the two properties was $1,323, of which $162 was allocated to minority interest in HHLP.

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT and this asset is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2005. The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the years ended December 31, 2005 and 2004. The hotel was acquired by the Company in January 2004.

As of December 31, 2005, Debt and Capital Lease Payable related to the assets Held for Sale was $375 and consisted of capital lease obligations for the Holiday Inn Express, Hartford, CT. This capital lease obligation is from a third party assumed during the acquisition of the Holiday Inn Express, Hartford, CT. The six year lease is secured by furniture, fixtures and equipment and the hotel property and is amortized over a six year period from the acquisition at a fixed rate of 8.3%.

Aggregate annual payments for the Company’s capital leases payable for the five years following December 31, 2005 and thereafter are as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

HIEXP
Hartford, CT
2006	$105
2007	105
2008	105
2009	105
2010	26
Thereafter	0
Total Payments	446
Less: amount representing interest (at an interest rate of 8.3%)	(71)
Obligation under capital lease	$375

In addition, during 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in September 2101. For the years ended December 31, 2005 and 2004, we incurred $300 and $275 in lease expense under this agreement, which have been reclassified to discontinued operations in the statement of operations.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under this agreement is as follows:

HIEXP
Hartford, CT
2006	$300
2007	300
2008	300
2009	300
2010	300
Thereafter	27,225
$28,725

The balance as of December 31, 2004 was $13,058 related to mortgage debt obligations for the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $323, $676 and $644 of interest and capital lease expense to discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

The following table sets forth the components of discontinued operations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Revenue:
Percentage Lease Revenues - HHMLP	$-	$692	$2,766
Hotel Operating Revenues	4,108	6,921	-
Total Revenue	4,108	7,613	2,766

Expenses:
Interest Expense	323	676	644
Land Lease	300	275	-
Hotel Operating Expenses	3,094	4,250	-
Real Estate and Personal Property Taxes and Property Insurance	276	215	45
General and Administrative	15	30	20
Depreciation and Amortization	154	599	654
Total Expenses	4,162	6,045	1,363

(Loss) Income from Discontinued Operations	(54)	1,568	1,403
Allocation to Minority Interest	(7)	243	717
(Loss) Income from Discontinued Operations	$(47)	$1,325	686

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 - SHAREHOLDERS’ EQUITY AND MINORITY INTEREST IN PARTNERSHIP

As of December 31, 2003, the Priority Class A Common Shares had priority as to the payment of dividends until dividends declared equal $0.18 per share on a quarterly basis ($.72 per year) and participated equally in additional dividends after the Class B Common Shares received $.18 per share in each quarterly period. The Priority Class A Common Shares carried a liquidation preference of $6.00 per share plus unpaid dividends and voted with the Class B Common Shares on a one vote per share basis. The priority period of the Class A Shares commenced on the date of the closing of the initial public offering and ended on January 26, 2004.

There have never been any Class B Common Shares outstanding since our initial public offering on January 26, 1999. The conversion features of the Class B Common Shares into Priority Class A Common Shares are exactly the same as the conversion features of the Hersha Hospitality Limited Partnership (HHLP) Units into Priority Class A Common Shares. The Limited Partnership Units and Class B Common Shares were convertible into Priority Class A Common Shares as of January 26, 2004. During 2005 and 2004, 8,155 and 957,286 common units were converted to Class A Common Shares. respectively.

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

Preferred Shares

On August 5, 2005, the Company completed a public offering of 2,400,000 of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,750. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

The Declaration of Trust authorizes our Board of Trustees to classify any unissued preferred shares and to reclassify any previously classified but unissued preferred shares of any series from time to time in one or more series, as authorized by the Board of Trustees. Prior to issuance of shares of each series, the Board of Trustees is required by Maryland REIT Law and our Declaration of Trust to set for each such series, subject to the provisions of our Declaration of Trust regarding the restriction on transfer of shares of beneficial interest, the terms, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such series. Thus, our Board of Trustees could authorize the issuance of additional preferred shares with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control in us that might involve a premium price for holders of common shares or otherwise be in their best interest.

Preferred Units of Limited Partnership Interests

During 2003, CNL purchased a total of 190,266 of convertible preferred limited partnership units (the “Series A Convertible Preferred Units”) at a per unit price of $100.00. The Series A Preferred Units had priority over all Common Shares and Partnership Units, as to the payment of dividends at a rate of 10.5% per annum of the original issue price. In addition, the Series A Preferred Units had a liquidation preference of $100 per unit plus accrued and unpaid distributions. CNL converted all of their preferred limited partnership units during 2004.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 - SHAREHOLDERS’ EQUITY AND MINORITY INTEREST IN PARTNERSHIP (Continued)

Common Partnership Units

Since the completion of the initial public offering we have issued an additional 173,539 units of limited partnership interest in connection with the acquisition of the Hampton Inn, Danville, PA and 76,555 units in connection with the acquisition of the Holiday Inn Express, Long Island City. We have also issued an additional 1,275,663 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. On October 21, 2003, we redeemed 1,300,000 limited partnership units at a price of $8.00 per unit, or $10,400 in the aggregate. The redemption price was funded with the proceeds of our public equity offering in October 2003. During 2005, 8,155 units of limited partnership interest were converted to Class A Common Shares.

The total number of units of limited partnership interest outstanding as of December 31, 2005, 2004 and 2003 was 2,834,282; 2,842,437; and 3,799,723, respectively.

At December 31, 2005 and 2004, the aggregate number of common shares issuable to the limited partners upon exercise of the redemption rights is 2,834,282 and 2,842,437, respectively. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES

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

In 2005, 2004 and 2003, 44 New England Management Company generated net operating losses of $20, $1,279 and $351, respectively. In 2005 and 2004, Revere Hotel Group LLC generated net operating losses of $670 and $201, respectively.  The Company did not record a tax benefit for the net operating losses generated in either 2005 or 2004.

There was no income tax expense (benefit) recognized by the Consolidated TRS for 2005, 2004 and 2003.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES (continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2005	2004
Computed “Expected” federal tax expense (benefit) of TRS - at 35%	$(242)	$(518)
State income taxes, net of federal income tax effect	(44)	(74)
Changes in valuation allowance	286	592

Total income tax expense	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2005 were as follows:

	as of December 31,
	2005	2004	2003
Deferred tax assets:
Net Operating loss carryforward	$1,048	$732	$140
Depreciation	(30)	-	-
Net deferred tax assets	1,018	732	140
Valuation allowance	(1,018)	(732)	(140)
Deferred tax assets	$-	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Consolidated TRS will not realize the benefits of these Net Operating Losses at December 31, 2005.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

In July of 2005, the Emerging Issues task Force (EITF) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5), amends the guidance in AICPA Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and states that the presumption of general-partner control would be overcome only when the limited partners have either of two types of rights. The first type—referred to as “kick-out rights”—is the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause.” The second type—referred to as “participating rights”—is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general-partner control. EITF 04-5’s guidance is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has adopted EITF 04-5 immediately for newly formed or modified partnerships and will adopt EITF 04-05 on January 1, 2006 for all existing partnerships. The Company does not expect the adoption of EITF 04-5 to have a material effect on its consolidated financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,323	$21,159	$26,212	$23,451
Expenses	14,623	18,711	24,186	25,260
Income (Loss) from Unconsolidated Joint Ventures	49	280	522	(394)
Income (Loss) Before Distributions to Preferred Unitholders, Minority Interests, & Discontinued Operations	(1,251)	2,728	2,548	(2,202)
Income (Loss) Allocated to Minority Holders in Continuing Operations	(260)	381	309	(479)
Income (Loss) from Continuing Operations	(991)	2,347	2,239	(1,723)
Income from Discontinued Operations	17	247	222	(215)
Basic and diluted earnings (loss) per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.05)	$0.12	$0.08	$(0.14)
Discontinued Operations	$0.00	$0.07	$0.01	$(0.01)
Weighted Average Common Shares Outstanding
Basic	20,291,234	20,293,169	20,293,827	20,296,009
Diluted	20,291,234	20,316,576	20,364,827	20,367,009

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,112	$13,224	$16,706	$13,962
Expenses	7,921	12,013	14,563	15,645
Income (Loss) from Unconsolidated Joint Ventures	(19)	165	261	74
Income (Loss) Before Distributions to Preferred Unitholders, Minority Interests, & Discontinued Operations	(828)	1,376	2,404	(1,609)
Income (Loss) Allocated to Minority Holders in Continuing Operations	(287)	271	434	(304)
Income (Loss) from Continuing Operations	(1,040)	1,105	1,970	(1,305)
Income from Discontinued Operations	171	342	288	518
Basic and diluted earnings (loss) per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.08)	$0.07	$0.12	$(0.06)
Discontinued Operations	$0.01	$0.02	$0.02	$0.03
Weighted Average Common Shares Outstanding
Basic	12,716,456	15,893,539	16,621,875	20,289,983
Diluted	12,716,456	15,893,539	16,621,875	20,289,983

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 17 - SUBSEQUENT EVENTS

On January 3, 2006, we acquired the 118 room Fairfield Inn & Suites in Mt. Laurel, NJ, the 103 room Fairfield Inn & Suites in Bethlehem, NJ, and the Langhorne Courtyard in Langhorne, PA for approximately $40,500.

On February 1, 2006, we acquired the 120 room Courtyard in Scranton, PA for approximately $8,700.

On February 2, 2006, we acquired the 96 room Residence Inn in Tyson’s Corner, VA for approximately $19,800.

On February 8, 2006, we acquired through our Mystic Partners joint venture a 15% interest in the 409 room Hartford Marriott for approximately $6,700.

On February 15, 2006, we acquired an 80% interest of the limited partnership interests in Affordable Hospitality Associates, LP, the owner of the land, improvements and certain personal property of the Hampton Inn (Center City) in Philadelphia for approximately $6,900.

On February 16, 2006, we acquired 100% of the outstanding interests in Metro JFK Associates, LLC, the owner of a leasehold interest in the land, improvements and certain personal property of the Hilton Garden Inn - JFK, located in Jamaica, NY for approximately $29,000. Consideration was given in the form of cash, assumption of debt, and issuance of 657,895 limited partnership units.

On December 8, 2005, we declared a $0.18 per common share dividend and distribution of $0.18 per limited partnership unit that was paid on January 16, 2006. The quarterly dividend pertaining to the Series A Preferred Shares for the fourth quarter was declared on December 8, 2005 and paid on January 16, 2006 at a rate of $0.50 per share.

On March 17, 2006, we declared a $0.18 per common share dividend and distribution of $0.18 per limited partnership unit to shareholders and unitholders on record at March 31, 2006. The dividend and distribution payment date is April 21, 2006. The quarterly dividend pertaining to the Series A Preferred Shares for the first quarter of 2006 was declared on March 17, 2006 to shareholders of record on April 1, 2006 at a rate of $0.50 per share. The dividend payment date is April 17, 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2005
[IN THOUSANDS]

				Costs Capitalized		Gross Amounts at which						Life
				Subsequent to		Carried at			Accumulated	Net Book		Upon Which
		Initial Costs		Acquisition		Close of Period			Depreciation	Value Land		Latest Income
			Buildings and		Buildings and		Buildings and		Buildings and	Buildings and	Date of	Statement is
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Acquisition	Computed
												_____________
Holiday Inn,
Harrisburg, PA	$3,196	$412	$1,234	$-	$2,921	$412	4,155	$4,567	$1,609	$2,958	12/15/94	15 to 40
Holiday Inn Express,
New Columbia, PA	1,692	94	2,510	66	681	160	3,191	3,351	642	2,709	12/01/97	15 to 40
Holiday Inn Express,
Hershey, PA	4,417	426	2,645	410	3,091	836	5,736	6,572	1,135	5,437	10/01/97	15 to 40
HIEXP & Suites,
Harrisburg, PA	-	213	1,934	81	995	294	2,929	3,223	514	2,709	03/06/98	15 to 40
Comfort Inn,
Harrisburg, PA	2,256	-	2,720	214	1,094	214	3,814	4,028	713	3,315	05/15/98	15 to 40
Hampton Inn,
Selinsgrove, PA	3,102	157	2,511	93	2,261	250	4,772	5,022	1,104	3,918	09/12/96	15 to 40
Hampton Inn,
Carlisle, PA	3,713	300	3,109	200	2,092	500	5,201	5,701	1,051	4,650	06/01/97	15 to 40
Hampton Inn,
Danville, PA	2,350	300	2,787	99	1,135	399	3,922	4,321	677	3,644	08/28/97	15 to 40
Hampton Inn,
Hershey, PA	3,528	807	5,714	4	208	811	5,922	6,733	942	5,791	01/01/00	15 to 40
Hampton Inn,
Newnan, GA	2,933	712	5,504	-	314	712	5,818	6,530	899	5,631	04/20/00	15 to 40
Hampton Inn,
Peachtree City, GA	1,949	394	3,054	-	299	394	3,353	3,747	532	3,215	04/20/00	15 to 40
Comfort Suites,
Duluth, GA	3,050	432	4,343	-	103	432	4,446	4,878	643	4,235	05/19/00	15 to 40
Holiday Inn Express,
Duluth, GA	2,529	470	2,912	-	40	470	2,952	3,422	429	2,993	05/19/00	15 to 40
Mainstay Suites
Frederick, MD	2,771	262	1,049	171	2,909	433	3,958	4,391	393	3,998	01/01/02	15 to 40
Sleep/Mainstay
KOP, PA	-	1,133	7,294	-	64	1,133	7,358	8,491	839	7,652	06/01/01	15 to 40
Hampton Inn,
Linden, NJ	9,974	1,211	11,961	-	27	1,211	11,988	13,199	676	12,523	10/01/04	15 to 40
Hilton Garden Inn,
Edison, NJ	7,979	-	12,159	-	1	-	12,160	12,160	684	11,476	10/01/04	15 to 40
Residence Inn
Framingham, MA	9,382	1,325	12,737	-	59	1,325	12,796	14,121	575	13,546	03/26/04	15 to 40
Comfort Inn,
Fredrick, MD	3,600	450	4,342	-	20	450	4,362	4,812	178	4,634	05/27/04	15 to 40
Residence Inn
Greenbelt, MD	12,769	2,615	14,815	-	21	2,615	14,836	17,451	541	16,910	07/16/04	15 to 40
Hilton Garden Inn,
Gettysburg, PA	5,339	745	6,116	-	12	745	6,128	6,873	225	6,648	07/23/04	15 to 40
Fairfield Inn
Laurel, MD	-	927	6,120	-	4	927	6,124	7,051	134	6,917	01/31/05	15 to 40
Hampton Inn,
NYC, NY	22,000	5,472	23,497	-	-	5,472	23,497	28,969	411	28,558	04/01/05	15 to 40
Holiday Inn Express,
Langhorne, PA	5,460	1,088	6,573	-	-	1,088	6,573	7,661	132	7,529	05/26/05	15 to 40
Holiday Inn Express,
Malvern, PA	5,740	2,639	5,324	654	-	3,293	5,324	8,617	83	8,534	05/24/05	15 to 40
Holiday Inn Express,
King of Prussia, PA	11,270	2,557	13,339	-	-	2,557	13,339	15,896	208	15,688	05/23/05	15 to 40
Courtyard Inn
Wilmington, DE	8,000	988	10,295	-	-	988	10,295	11,283	139	11,144	06/17/05	15 to 40
McIntosh Inn
Wilmington, DE	3,760	898	4,515	-	-	898	4,515	5,413	61	5,352	06/17/05	15 to 40
Courtyard Inn
Brookline, MA	38,913	-	47,414	-	-	-	47,414	47,414	642	46,772	06/15/05	15 to 40
Sheraton Four Points
Revere, MA	8,654	70	14,996	-	-	70	14,996	15,066	2,571	12,495	02/23/04	15 to 40
Springhill Suites
Williamsburg, VA	5,781	1,430	10,293	-	-	1,430	10,293	11,723	985	10,738	11/22/05	15 to 40
Residence Inn
Williamsburg, VA	8,491	1,911	11,624	-	-	1,911	11,624	13,535	1,253	12,282	11/22/05	15 to 40

Total Investment in
Real Estate	$204,598	$30,438	$265,440	$1,992	$18,351	$32,430	$283,791	$316,221	$21,620	$294,601

Assets Held for Sale
Holiday Inn Express,
Hartford, CT	-	-	2,601	-	43	-	2,644	2,644	107	2,537	01/14/04	15 to 40

Total Real Estate	$204,598	$30,438	$268,041	$1,992	$18,394	$32,430	$286,435	$318,865	$21,727	$297,138

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2005 (continued)
[IN THOUSANDS]

2005
Reconciliation of Real Estate
Balance at beginning of year	$178,935
Additions during the year	158,095
Change in assets held for sale	(20,809)
Investments in real estate	$316,221
Assets held for sale	2,644
Total Real Estate	$318,865

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$14,418
Depreciation for year	5,992
Accumulated Depreciation on Assets Sold	(843)
Depreciation assumed in consolidated joint venture	2,160
Balance at the end of year	$21,727

The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $252,444.

2004
Reconciliation of Real Estate
Balance at beginning of year	$117,325
Additions during the year	61,610
Change in assets held for sale	(18,160)
Investments in real estate	$160,775
Assets held for sale	18,160
Total Real Estate	$178,935

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$8,765
Depreciation for year	3,487
Depreciation assumed in consolidated joint venture	2,166
Balance at the end of year	$14,418

The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $128,518.

Depreciation is computed based upon the following useful lives:

Buildings and Improvements	15 to 40 years

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Please refer to our Current Report on Form 8-K filed on April 22, 2004.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective and reasonably designed to ensure that all material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the Company’s material weaknesses in internal control over financial reporting that existed as of December 31, 2005, as described below.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting because of the following material weaknesses in internal control over financial reporting.

•
Inadequate controls at HHMLP related to the existence and accuracy of revenue. Specifically, the following two reconciliation controls were designed to ensure the existence and accuracy of revenue, (i) a reconciliation of cash received in the Company’s bank account to the revenue recorded in the financial statements and (ii) a reconciliation of rooms occupied per the hotel reservation system to the number of rooms for which revenue was recorded in the financial statements. These revenue reconciliations were not operating effectively. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

•
Inadequate controls at HHMLP related to completeness and accuracy of payroll expense. Specifically, a control was designed to compare the payroll costs as calculated by the third party who administers the Company’s payroll to payroll expense recorded in the general ledger. This control was not consistently performed. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

•
Inadequate controls related to the approval of journal entries and the review and analysis of account reconciliations and related data. Specifically, controls over the approval of the Company’s journal entries prepared by HHMLP personnel from account reconciliations and related data were not being performed. Additionally, controls related to the review and analysis of the Company’s account reconciliations and related data were not always performed timely or by personnel with the appropriate level of experience or knowledge. The failure of these controls resulted in material errors in hotel accounts receivable, due from related parties, accounts payable and accrued expenses, minority interest, hotel operating expenses, general and administrative expenses, other revenue, (loss) income in joint venture investments, income allocated to minority interest and the classification of proceeds from mortgages and notes payable in connection with the purchase of hotel property assets in the consolidated statement of cash flows. These errors were corrected prior to the issuance of the consolidated financial statements.

•
Inadequate controls designed to ensure the completeness of accounts payable and accrued expenses. Specifically, the Company lacks controls designed to ensure the completeness of the Company’s accounts payable and accrued expenses administered by HHMLP.  The failure of these controls resulted in material errors in accounts payable and accrued expenses, hotel operating expenses and general and administrative expenses. These errors were corrected prior to the issuance of the consolidated financial statements.

We acquired Fairfield Inn, Laurel, MD, McIntosh Portfolio, Courtyard by Marriott, Brookline, MA, LTD Associates One, LLC and LTD Associates Two, LLC during the year ended December 31, 2005 and excluded from our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, their internal control over financial reporting associated with total assets of $141.7 million and total revenues of $14.4 million included in the consolidated financial statements for the year ended December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein in Item 9A.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In response to the material weaknesses described above, subsequent to December 31, 2005, the Company is closely monitoring HHMLP’s progress to ensure that HHMLP has taken, and intends to take further, remedial measures in response to these identified material weaknesses. To date, those remedial measures include the following:

•
HHMLP has hired a Corporate Controller and is seeking to hire additional senior accounting professionals. The Company intends to continue its oversight of the internal control improvements being implemented by HHMLP and other third party service providers.

•
The Company is working with HHMLP to establish additional and more rigorous procedures to be performed by HHMLP to prepare and review financial information prior to release to the Company for inclusion in the consolidated financial statements.

•
HHMLP, in cooperation with the Company, is taking steps to better inform and train hotel level accounting employees regarding controls over revenue accounting, account reconciliations and account analysis.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
Hersha Hospitality Trust:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Hersha Hospitality Trust (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:

•
Inadequate controls at Hersha Hospitality Management, LP (HHMLP) related to the existence and accuracy of revenue. Specifically, the following two reconciliation controls were designed to ensure the existence and accuracy of revenue: (i) a reconciliation of cash received in the Company’s bank account to the revenue recorded in the financial statements and (ii) a reconciliation of rooms occupied per the hotel reservation system to the number of rooms for which revenue was recorded in the financial statements. These revenue reconciliations were not operating effectively. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

•
Inadequate controls at HHMLP related to completeness and accuracy of payroll expense. Specifically, a control was designed to compare the payroll costs as calculated by the third party who administers the Company’s payroll to payroll expense recorded in the general ledger. This control was not consistently performed. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

•
Inadequate controls related to the approval of journal entries and the review and analysis of account reconciliations and related data. Specifically, controls over the approval of the Company’s journal entries prepared by HHMLP personnel from account reconciliations and related data were not being performed. Additionally, controls related to the review and analysis of the Company’s account reconciliations and related data were not always performed timely or by personnel with the appropriate level of experience or knowledge. The failure of these controls resulted in material errors in hotel accounts receivable, due from related parties, accounts payable and accrued expenses, minority interest, hotel operating expenses, general and administrative expenses, other revenue, (loss) income in joint venture investments, income allocated to minority interest and the classification of proceeds from mortgages and notes payable in connection with the purchase of hotel property assets in the consolidated statement of cash flows. These errors were corrected prior to the issuance of the consolidated financial statements.

•
Inadequate controls designed to ensure the completeness of accounts payable and accrued expenses. Specifically, the Company lacks controls designed to ensure the completeness of the Company’s accounts payable and accrued expenses administered by HHMLP. The failure of these controls resulted in material errors in accounts payable and accrued expenses, hotel operating expenses and general and administrative expenses. These errors were corrected prior to the issuance of the consolidated financial statements.

The Company acquired Fairfield Inn, Laurel, MD., McIntosh Portfolio, Courtyard by Marriott, Brookline MA, LTD Associates One, LLC and LTD Associated Two, LLC ( the Acquisitions) during the year ended December 31, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the Acquisitions’ internal control over financial reporting associated with total assets of $141.7 million and total revenues of $14.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 17, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees and Executive Officers of the Registrant

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2006 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2006 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2006 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2006 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Reports:

Reports of Independent Auditors
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2005

(b)	Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on pages 103 through 105 hereof are filed and incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 21, 2006	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE		DATE
	_______		_______
/s/ Hasu P. Shah		Chairman of the Board		March 21, 2006
Hasu P. Shah

/s/ Jay H. Shah		Trustee and Chief Executive Officer (Principal Executive Officer)		March 21, 2006
Jay H. Shah

/s/ Thomas S. Capello		Trustee		March 21, 2006
Thomas S. Capello

/s/ John M. Sabin		Trustee		March 21, 2006
John M. Sabin

/s/ Donald J. Landry		Trustee		March 21, 2006
Donald J. Landry

/s/ William Lehr, Jr.		Trustee		March 21, 2006
William Lehr, Jr.

/s/ Michael A. Leven		Trustee		March 21, 2006
Michael A. Leven

/s/ K.D. Patel		Trustee		March 21, 2006
K.D. Patel

/s/ Ashish R. Parikh		Chief Financial Officer (Principal Financial Officer)		March 21, 2006
Ashish R. Parikh

/s/ Michael R. Gillespie		Chief Accounting Officer (Principal Accounting Officer)		March 21, 2006
Michael R. Gillespie

INDEX OF EXHIBITS

3.1	Amended and Restated Declaration of Trust of the Registrant.**

3.2
Articles Supplementary to the Amended and Restated Declaration of Trust of the Registrant Designating the Terms of the 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (filed with the SEC as Exhibit 3.2 to the Form 8-A filed on August 3, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

3.3	Bylaws of the Registrant.*

4.1	Form of Common Share Certificate.*

4.2
Excepted Holder Agreement, dated April 21, 2003, by and among CNL Hospitality Properties, Inc., CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partnership (filed as Exhibit 4.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765) and incorportated by reference herein).

4.3
Junior Subordinated Indenture, dated as of May 13, 2005, between the Company and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on May 17, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

4.4
Amended and Restated Trust Agreement, dated as of May 13, 2005, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

4.5	Form of Junior Subordinated Note (included in Exhibit 4.3 hereto).

4.6	Form of Trust Preferred Security Certificate (included in Exhibit 4.4 hereto).

4.7
Junior Subordinated Indenture, dated as of May 31, 2005, between the Company and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

4.8
Amended and Restated Trust Agreement, dated as of May 31, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on June 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

4.9	Form of Junior Subordinated Note (included in Exhibit 4.7 hereto).

4.10	Form of Trust Preferred Security Certificate (included in Exhibit 4.8 hereto).

4.11	Form of 8.00% Series A Cumulative Redeemable Preferred Share certificate (filed as Exhibit 3.4 to the Form 8-A filed on August 3, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.1	Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.*

10.2
Option Agreement dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H, Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, and the Partnership.*

10.3	Amendment to Option Agreement dated December 4, 1998.*

10.4	Form of Percentage Lease.*

10.5	Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.*

10.6
Securities Purchase Agreement, dated as of April 21, 2003, among CNL Hospitality Partners, L.P., Hersha Hospitality Trust and Hersha Hospitality Limited Partners (filed as Exhibit 10.1 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765) and incorporated by reference herein).

10.7
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765) and incorporated by reference herein).

10.8
Standstill Agreement, dated as of April 21, 2003, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, CNL Hospitality Partners, L.P. and CNL Financial Group, Inc. (filed as Exhibit 10.3 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-14765) and incorporated by reference herein).

10.9
Limited Partnership Agreement of HT/CNL Metro Hotels, LP, dated as of April 21, 2003 (filed as Exhibit 10.5 to the Form 8-K filed on April 23, 2003 (SEC File No. 001-1476) and incorporated by reference herein).

10.10	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 (File No. 333-113061) and incorporated by reference herein).

10.11
Employment Agreement, dated January 21, 2005, by and between the Company and David Desfor (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). +

10.12
Employment Agreement, dated January 21, 2005, by and between the Company and Ashish Parikh (filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). +

10.13
Employment Agreement, dated January 21, 2005, by and between the Company and Hasu P. Shah (filed as Exhibit 10.3 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). +

10.14
Employment Agreement, dated January 21, 2005, by and between the Company and Jay H. Shah (filed as Exhibit 10.4 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). +

10.15
Employment Agreement, dated January 21, 2005, by and between the Company and Neil H. Shah (filed as Exhibit 10.5 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). +

10.16
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Wilmington, Inc., a Delaware corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.17
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of King of Prussia, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.18
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Malvern, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.19
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Oxford Valley, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.20
Agreement for Sale and Purchase of a Hotel, dated as of May 4, 2005 by and among Webster Street Hotel, LLC, a Delaware limited liability company, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.21
Summary of 2004 Compensation Determinations and 2005 Compensation Criteria (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).+

10.22
Purchase Agreement, dated as of May 11, 2005, among the Company, the Trust and Merrill Lynch International (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.23
Agreement of Purchase and Sale, dated as of May 13, 2005, by and between Metro Two Hotel, LLC and CNR Queens Hospitality, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.24
Purchase and Sale Agreement, dated as of May 13, 2005, by and between 5544 JFK III Associates and Metro Sai Hospitality L.L.C (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 19, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.25
Placement Agreement, dated as of May 31, 2005, among the Company, the Trust and Credit Suisse First Boston LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.26
Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Group Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.27
Form of Limited Liability Company Agreement of Mystic Partners, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.28
Form of Management Agreement between Lessee and Waterford Hotel Group, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.29
Form of Limited Liability Company Agreement of Leaseco, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.30
Offer Letter, dated May 18, 2005 by and between Hersha Hospitality Trust and Michael R. Gillespie (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2005 (SEC File No. 001-14765) and incorporated by reference herein).+

10.31
Change of Control Agreement, dated July 1, 2005, by and between Hersha Hospitality Trust and Michael R. Gillespie (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).+

10.32
Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, by and between Hersha Hospitality Trust and Hersha Hospitality Limited Partnership, dated August 5, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.33
Agreement of Sale, dated October 24, 2005, by and between Charlene Schwartz, a resident of Pennsylvania; Langhorne Courtyard, Inc., a Pennsylvania corporation; Mt. Laurel FFI, Inc., a New Jersey corporation; Bethlehem FFI, Inc., a Pennsylvania corporation and Hersha Hospitality Trust (filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 28, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.34
Revolving Credit Loan and Security Agreement, dated January 17, 2006, by and between Hersha Hospitality Limited Partnership, Hersha Hospitality Trust and Commerce Bank N.A (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 23, 2006, (SEC File No. 001-14765) and incorporated by reference herein).

10.35
Contribution Agreement, dated as of January 19, 2006, by and among Shanti III Associates, Kunj Associates, Devi Associates, Shree Associates, David L. Desfor, Ashish R. Parikh, Sal Shahriar, The Hasu and Hersha Shah 2004 Trust FBO Neil H. Shah, The Hasu and Hersha Shah 2004 Trust FBO Jay H. Shah, Metro JFK Associates LLC, and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 25, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.36
Limited Partnership Interests Purchase Agreement, dated as of the 19th day of January, 2006, by and among Affordable Hospitality, Inc.; 3344 Associates; Hersha Capital, Inc.; Affordable Hospitality Associates, LP; Hersha Hospitality Limited Partnership and Race Street, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 25, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.37
Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC; Waterford Hospitality Group, LLC and First American Title Insurance Company (filed as Exhibit 10.5 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.38
Second Amendment to Limited Liability Company Operating Agreement of Mystic Partners, LLC, dated February 8, 2006 (filed as Exhibit 10.6 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.39
First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.40
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.8 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.41
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.9 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.42
Supplemental Limited Joinder, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors LLC (filed as Exhibit 10.10 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.43	Hersha Hospitality Trust 2004 Equity Incentive Plan (filed as Appendix A to the Proxy Statement on Schedule 14A filed April 22, 2004 ( SEC File No. 001-14765) and incorporated by reference herein). *

21.1	List of Subsidiaries of the Registrant.***

23.1	Consent of Reznick Group, P.C.***

23.2	Consent of KPMG LLP.***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

_____________________

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-2, filed on September 25, 2003 (SEC File No. 333-109100) and incorporated by reference herein.
***	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.