Form 10-K/A
period 2005-12-31
HERSHA HOSPITALITY TRUST
filed 2006-03-31
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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

As of March 15, 2006, the number of Class A Common Shares of Beneficial Interest outstanding was 20,379,463.

Documents Incorporated By Reference: None.

HERSHA HOSPITALITY TRUST

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−K/A (“Amendment No. 1”) amends and restates the Annual Report on Form 10−K of Hersha Hospitality Trust (the “Company”), as filed by the Company on March 22, 2006 (the “Original Form 10−K”), and is being filed solely for the purposes of (1) including the information required by Part III of the Annual Report on Form 10-K, pursuant to General Instruction G(3); (2) replacing the Report of Independent Registered Public Accounting Firm of KPMG LLP regarding our audited financial statements; and (3) replacing the Report of Independent Registered Public Accounting Firm of KPMG LLP regarding Management’s Report on Internal Control Over Financial Reporting to make certain technical corrections thereto.

INDEX

		Form 10-K
		Report
Item No.		Page

	PART II

Item 8.	Financial Statements and Supplementary Data	3
Item 9A.	Controls and Procedures	51

	PART III

Item 10.	Trustees and Executive Officers of the Registrant	55
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions	65
Item 14.	Principal Accountant Fees and Services	68

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	70

ii

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

PART II

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Index

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

March 17, 2006

Index

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

Index

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

Index

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

Index

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

Index

	2005	2004	2003
Basic and diluted earnings per share
Income from continuing operations applicable to commonshareholders	$0.01	$0.04	$0.02
Discontinued operations	$0.06	$0.09	$0.15

Net Income applicable to common shareholders	$0.07	$0.13	$0.17

Weighted Average Common Shares Outstanding
Basic	20,293,554	16,391,805	4,614,316
Diluted	20,335,181	16,391,805	4,614,316

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
Hersha Hospitality Trust:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Hersha Hospitality Trust (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Index

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the years then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 17, 2006, which expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Harrisburg, Pennsylvania

March 17, 2006

Index

PART III

Item 10.	Trustees and Executive Officers of the Registrant

Trustees and Executive Officers

Our Board of Trustees consists of eight members, five of whom are independent trustees under the rules of the American Stock Exchange. All of the trustees serve staggered terms of two years and the trustees are divided into two classes. Each trustee in Class I holds office for a term expiring at the 2006 annual meeting of shareholders and the election and qualification of his successor. Each trustee in Class II holds office initially for a term expiring at the 2007 annual meeting of shareholders and the election and qualification of his successor. Certain information regarding our trustees and executive officers is set forth below.

Name	Age	Position

Hasu P. Shah (Class II)	61	Chairman of the Board of Trustees

Jay H. Shah (Class I)	37	Chief Executive Officer and Trustee

Neil H. Shah	32	President and Chief Operating Officer

Ashish R. Parikh	36	Chief Financial Officer

Michael R. Gillespie	33	Chief Accounting Officer

Kiran P. Patel	56	Corporate Secretary

David L. Desfor	44	Treasurer

K.D. Patel (Class II)	62	Trustee

John M. Sabin (Class II)	51	Independent Trustee

Michael A. Leven (Class II)	68	Independent Trustee

William Lehr, Jr. (Class I)	65	Independent Trustee

Thomas S. Capello (Class I)	62	Independent Trustee

Donald J. Landry (Class I)	57	Independent Trustee

Hasu P. Shah has been the Chairman of the Board since our inception in 1998 and was our Chief Executive Officer until his retirement in 2005. Mr. Shah is also the founder and Chief Executive Officer of the Hersha Group. Mr. Shah founded Hersha with the purchase of a single hotel in Harrisburg, Pennsylvania in 1984. In the last twenty years, Mr. Shah has developed, owned, or managed over fifty hotels across the Eastern United States and started affiliated businesses in general construction, purchasing, and hotel management. He has earned numerous awards including the Entrepreneur of the Year, the Creating a Voice award, and was recently named a Fellow of Penn State University. Mr. Shah and his wife, Hersha, are active members of the local community and remain involved with charitable initiatives in India as well. Mr. Shah has been an active Rotarian for nearly twenty years and continues to serve as a Trustee of several community service and spiritual organizations including Vraj Hindu Temple and the India Heritage Research Foundation. Mr. Shah received a Bachelors of Science degree in Chemical Engineering from Tennessee Technical University and obtained a Masters degree in Administration from Pennsylvania State University. Mr. Shah is also an alumnus of the Owner and President’s Management program at Harvard Business School. Mr. Shah is the father of Jay H. Shah, our Chief Executive Officer and Neil H. Shah, our President and Chief Operating Officer.

Index

Jay H. Shah was named Chief Executive Officer and a Trustee as of January 1, 2006. Prior thereto, Mr. Shah had served as our President and Chief Operating Officer since September 3, 2003. Until September 2003, Mr. Shah was a principal in the law firm of Shah & Byler, LLP, which he founded in 1997, and managing director of the Hersha Group. Mr. Shah previously was a consultant with Coopers & Lybrand LLP, served the late Senator John Heinz on Capitol Hill, and was employed by the Philadelphia District Attorney’s office and two Philadelphia-based law firms. Mr. Shah received a Bachelor of Science degree from the Cornell University School of Hotel Administration, a Masters degree from the Temple University School of Business Management and a Law degree from Temple University School of Law. Mr. Shah is the son of Hasu P. Shah, our Chairman and the brother of Neil H. Shah, our President and Chief Operating Officer.

Neil H. Shah was named President and Chief Operating Officer as of January 1, 2006. Prior thereto, Mr. Shah had served as our Executive Vice President since January 2005. Prior to that, he served as our Director of Acquisitions & Development since May 2002 and had been a principal of the Hersha Group since 2000. Prior to joining Hersha, he served in senior management positions with the Advisory Board Company and the Corporate Executive Board. Mr. Shah graduated with honors from the University of Pennsylvania and the Wharton School with degrees in Management and Political Science. Mr. Shah earned his M.B.A. from the Harvard Business School. Mr. Shah is the son of Hasu P. Shah, our Chairman and brother of Jay H. Shah, our Chief Executive Officer.

Ashish R. Parikh has been Chief Financial Officer of Hersha Hospitality Trust since 1999. Previously, Mr. Parikh was Assistant Vice President in the Mergers and Acquisition Group for Fleet Financial Group where he developed valuable expertise in numerous forms of capital raising activities including leveraged buyouts, bank syndications and venture financing. Mr. Parikh has also been employed by Tyco International Ltd and Ernst & Young LLP. Mr. Parikh received his M.B.A. from New York University and a B.B.A. from the University of Massachusetts at Amherst. Mr. Parikh is a licensed Certified Public Accountant.

Michael R. Gillespie has served as our Chief Accounting Officer since June 2005. Prior to that he was the Manager, Financial Policy & Controls for Tyco Electronics Corporation, a manufacturer of electronic components and subsidiary of Tyco International, from June 3, 2003, until June 17, 2005. Prior to this, he was Senior Manager in the Audit and Assurance Practice at KPMG, LLP from May 28, 2002, until June 2, 2003. From September 1995 to May 27, 2002, he served as Experienced Manager in the Audit and Business Advisory Practice at Arthur Anderson LLP. Mr. Gillespie received his B.S.B.A in Accounting from Bloomsburg University of Pennsylvania.

Kiran P. Patel has been our Secretary since 1998 and has been a principal of the Hersha Group since 1993. Prior to Hersha, Mr. Patel was employed by AMP Incorporated (electrical component manufacturer), in Harrisburg, Pennsylvania. Mr. Patel serves on various Boards for community service organizations. Mr. Patel received a Bachelor of Science degree in Mechanical Engineering from M.S. University of India and obtained a Masters of Science degree in Industrial Engineering from the University of Texas in Arlington.

David L. Desfor has served as Treasurer of Hersha since December 2002. Previously, Mr. Desfor had been a principal and comptroller of the Hersha Group since 1992. Mr. Desfor previously co-founded and served as President of a hotel management company focused on conference centers and full service hotels. Mr. Desfor earned his undergraduate degree from East Stroudsburg University in Hotel Administration.

K.D. Patel currently serves as a Director for Hersha Hospitality Management, L.P., the manager of 42 of our hotels. Mr. Patel has been a principal of the Hersha Group since 1990 and was previously the President of Hersha Hospitality Management, L.P. Mr. Patel was previously employed by Dupont Electronics from 1973 to 1990. Mr. Patel is currently a Board member of the International Association of Holiday Inns and has been a member of the Board of Trustees of the regional chapter of the American Red Cross and the Advisory Board of Taneytown Bank and Trust. Mr. Patel has served on our Board of Trustees since our initial public offering in 1999. Mr. Patel received a Bachelor of Science degree in Mechanical Engineering from the M.S. University of India and earned a Professional Engineering License from the Commonwealth of Pennsylvania.

John M. Sabin is Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. From 2000 to 2004, Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company. Prior to joining NovaScreen, Mr. Sabin served as an executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. Mr. Sabin also serves on the Boards of Competitive Technologies, Inc., Prime Group Realty Trust and North American Scientific, Inc. Mr. Sabin joined our Board of Trustees on June 30, 2003. Mr. Sabin received Bachelor of Science degrees in Accounting and University Studies, a Masters of Accountancy and a Masters of Business Administration from Brigham Young University and also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.  Mr. Sabin serves on the Audit Committee for Prime Group Realty Trust, Competitive Technologies, Inc. and North American Scientific, Inc. The Board has determined that Mr. Sabin’s service on these multiple audit committees does not detract from his service to our audit committee.

Index

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

William Lehr, Jr. retired from Hershey Foods Corporation in 1995. He had been Senior Vice President and Secretary of the Corporation, as well as its Treasurer. During a 28 year career with Hershey Foods, Mr. Lehr had a multitude of diverse responsibilities, including senior management, corporate governance, law, finance, human resources, and public affairs. Mr. Lehr is currently devoting his time to working with various nonprofit organizations in the following capacities. He is Chairman of the Board of Trustees of Lebanon Valley College; Chairman of the Board Emeritus of The Foundation for Enhancing Communities as well as Chairman of the Capital Region’s Early Childhood Training Institute; a director and Chairman of Capital Blue Cross; a director and immediate past Chairman of Americans for the Arts. Mr. Lehr has served on the Board of Trustees since our 2001 annual meeting. Mr. Lehr holds a Bachelor’s degree in Business Administration from the University of Notre Dame, where he graduated cum laude, and a law degree from Georgetown University Law Center. Mr. Lehr is also a graduate of the Stanford Executive Program and successfully completed The Governing for Nonprofit Excellence Course at Harvard University’s Graduate School of Business Administration. Mr. Lehr has been designated our Lead Trustee by the Independent Trustees.

Thomas S. Capello has been President and Principal of Bank Realty LP, a private enterprise specializing in the placement of commercial mortgages and the private placement of venture capital, since 2000. From 1988 to 1999, Mr. Capello was the President, Chief Executive Officer and Director of First Capitol Bank in York, Pennsylvania. From 1983 to 1988, Mr. Capello served as Vice President and Manager of the Loan Production Office of The First National Bank of Maryland. Prior to his service at The First National Bank of Maryland, Mr. Capello served as Vice President and Senior Regional Lending Officer at Commonwealth National Bank and worked at the Pennsylvania Development Credit Corporation. Mr. Capello is the Chairman of the York regional Board of Directors of Community Bank, Inc. Mr. Capello is a Director and Treasurer for the Ben Franklin Venture Investment Forum and the Martin Library and is a Board member of the Pennsylvania Angel Network. Mr. Capello has served on the Board of Trustees since our initial public offering in January 1999. Mr. Capello is a graduate of the Stonier Graduate School of Banking at Rutgers University and holds an undergraduate degree with a major in Economics from the Pennsylvania State University.

Donald J. Landry is president and owner of Top Ten, an independent hospitality industry consulting company. Mr. Landry has over thirty-five years of lodging and hospitality experience in a variety of leadership positions. Most recently, Mr. Landry was the Chief Executive Officer, President and Vice Chairman of Sunburst Hospitality Inc. Mr. Landry has also served as an executive officer for Choice Hotels International, Inc., Manor Care Hotel Division and Richfield Hotel Management. Mr. Landry currently serves on the corporate advisory boards of Arescom, Revpac, Unifocus and Campo Architects and numerous non-profit boards. Mr. Landry is a frequent guest lecturer at Johnson and Wales University and the University of New Orleans. Mr. Landry has served on the Board of Trustees since our 2001 annual meeting. Mr. Landry holds a Bachelor of Science from the University of New Orleans and was the University’s Alumnus of the Year in 1999. Mr. Landry is a Certified Hotel Administrator.

Index

None of our current executives or trustees have been principally employed by a corporation or other organization that is a parent, subsidiary or other affiliate of Hersha except as described herein.

Independent Trustees

The Board of Trustees has determined that the five members of the Board indicated as “independent” above are independent as that term is defined under the general independence standards in the listing standards of the American Stock Exchange.

Committees and Meetings of the Board of Trustees

Trustees’ Meetings. Our business is under the general management of our Board of Trustees as provided by our Bylaws and the laws of Maryland. The Board of Trustees holds regular quarterly meetings during our fiscal year and holds additional meetings as needed in the ordinary course of business. The Board of Trustees held eight meetings during 2005, four in person and four by conference call. Each trustee attended at least 75% of the aggregate of (i) the total number of the meetings of the Board of Trustees and (ii) the total number of meetings of all committees of the Board on which the trustee then served.

We presently have an Audit Committee, Compensation Committee, Nominating Committee, Acquisition Committee and a Corporate Governance Committee of our Board of Trustees. We may, from time to time, form other committees as circumstances warrant. These committees have authority and responsibility as delegated by the Board of Trustees.

Audit Committee. We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists of Messrs. Capello (Chairperson), Landry, Lehr and Sabin, all of whom are independent trustees defined in Section 121(A) of the American Stock Exchange’s (“AMEX”) listing standards. The Audit Committee is responsible for the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The Audit Committee held 16 meetings, five in person and 11 conference calls, during 2005 and discussed relevant topics regarding financial reporting and auditing procedures. Our Board of Trustees has adopted a Charter for the Audit Committee, which is available on our website at www.hersha.com.

The Board of Trustees has determined that each of Mr. Capello and Mr. Sabin is an “audit committee financial expert” as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The Board of Trustees has determined that each of the members of the Audit Committee is financially literate and has accounting or related financial management expertise, as such terms are interpreted by the Board of Trustees.

Compensation Committee. The Compensation Committee consists of Messrs. Leven (Chairperson), Sabin, Landry and Lehr, all of whom are independent trustees. The Compensation Committee determines compensation for our executive officers and administers our option plan. The Compensation Committee met 3 times during 2005 and discussed relevant topics regarding compensation and established a formal compensation plan for all officers and trustees. Our Board of Trustees has adopted a Charter for the Compensation Committee, which is available on our website at www.hersha.com.

Nominating Committee. The Nominating Committee consists of Messrs. Sabin (Chairperson), Capello and Leven. The Nominating Committee recommends candidates for election as trustees and in some cases the election of officers. The Nominating Committee held 2 meetings during 2005 and discussed relevant topics regarding trustee and officer nominations at the meetings of the Board of Trustees. Each of the members of the Nominating Committee is independent as defined in Section 121(A) of the AMEX Listing Standards. Our Board of Trustees has adopted a Charter for the Nominating Committee, which is available on our website at www.hersha.com.

Index

Acquisition Committee. The Acquisition Committee consists of Messrs. Landry (Chairperson), Leven and Sabin. The Acquisition Committee establishes guidelines for acquisitions to be presented to the Board of Trustees and leads the Board in its review of potential acquisitions presented by management. The Acquisition Committee makes recommendations to the Board and senior management regarding acquisitions and ensures that proper due diligence is conducted on all properties. The Acquisition Committee was established in January 2004 and held 4 meetings and 1 conference call during 2005 and discussed relevant topics regarding potential acquisitions. Our Board of Trustees has adopted a Charter for the Acquisition Committee, which is available on our website at www.hersha.com.

Corporate Governance Committee. The Corporate Governance Committee consists of Messrs. Lehr (Chairperson), Capello and Landry. The Corporate Governance Committee develops and recommends to the Board of Trustees a set of Corporate Governance guidelines and annually reviews these guidelines, considers questions of possible conflicts of interest of Board members and executives and remains informed about existing and new corporate governance standards mandated by the SEC and American Stock Exchange as they apply to us. The Corporate Governance Committee was established in January 2004 and met 1 time during 2005 and discussed issues related to corporate governance. Our Board of Trustees has adopted a Charter for the Corporate Governance Committee, which is available on our website at www.hersha.com.

Compensation of Trustees

In 2005, each trustee was paid $20,000 for their service on the Board. In addition, the chairperson of the Audit Committee was paid $7,500, and each of the chairpersons of the Acquisition Committee, Compensation Committee, Nominating Committee and Governance Committee was paid $1,500, respectively. All of the trustees are paid a $1,000 fee for in-person board meetings, a $500 fee for in-person committee meetings and a $500 fee for telephonic attendance at board and committee meetings. Our Lead Trustee receives a fee of $2,500. Each trustee receives an annual award of 1,000 common shares of our stock. We will reimburse all trustees for reasonable out-of-pocket expenses incurred in connection with their services on the Board of Trustees. The Compensation Committee determined that any executive officers who serve on the Board will not receive any board fees.

Code of Ethics

Our Board of Trustees has adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, controller and other executive officers. The Code of Ethics is posted on our Internet website, www.hersha.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to the our chief executive officer, chief financial officer, chief accounting officer, controller and other executive officers by posting such information on our Internet website.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of forms furnished to us pursuant to Rule 16a-3(e) during 2005, no trustees or executive officers failed to file on a timely basis, or failed to file, the reports required by Section 16(a) of the Exchange Act during 2005.

Item 11.	Executive Compensation

We did not pay compensation to our executive officers or other employees from our inception through 2003. However, beginning with the 2004 fiscal year, we established a formal management compensation plan for our executive officers. The following table summarizes the compensation paid or accrued to our Chief Executive Officers and four most highly compensated executive officers other than the Chief Executive Officer for the year ended December 31, 2005.

Index

Summary Compensation Table

		Annual Compensation			Long Term Compensation
				Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Share Award(s)(3) $	Securities Underlying Options/SARs #	LTIP Payouts $	All Other Compensation $
Hasu P. Shah	2005	300,000	(1)		96,000
Chairman and Chief	2004	225,000	28,125
Executive Officer	2003	0	0

Jay H. Shah	2005	250,000	(1)		240,000
President and	2004	200,000	25,000
Chief Operating Officer	2003	0	0

Neil H. Shah	2005	200,000	(1)		144,000
Executive Vice President	2004	150,000	18,750
	2003	0	0

Ashish R. Parikh (2)	2005	200,000	(1)		144,000
Chief Financial Officer	2004	175,000	21,875
	2003	80,000	0

Michael R. Gillespie	2005	140,000	(1)		0
Chief Accounting	2004	N/A	N/A
Officer	2003	N/A	N/A
_______

(1)	The amount of bonus earned by executive officers for fiscal year 2005 was not determined as of the date of this filing.
(2)
In 2003, Mr. Parikh’s $90,000 salary was paid by the primary Lessee of our hotels, HHMLP, and $80,000 was designated as related to the services provided per the terms of the Administrative Services Agreement between us and HHMLP. The terms of the agreement provide for a fee of $10,000 per property per year (prorated from the time of acquisition) for each hotel in our portfolio.

(3)
As of December 31, 2005, there were 71,000 shares of restricted stock issued and outstanding with a value of approximately $639,700. The restricted stock vests 25% per year, but owners are entitled to receive the dividends with respect to restricted shares prior to vesting.

Option Grants

There were no option grants to any executive officers or employees during 2005. There were no options outstanding as of December 31, 2005 and no options were exercised by any executive officers or employees during the fiscal year ending December 31, 2005.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On January 21, 2005, we entered into employment agreements (individually, an “Agreement” collectively, the “Agreements”) with David Desfor (Treasurer), Ashish Parikh (Chief Financial Officer), Jay H. Shah (President and Chief Operating Officer), Hasu P. Shah (Chairman and Chief Executive Officer) and Neil H. Shah (Director of Acquisitions and Development) (individually, an “Executive” and collectively, the “Executives”). The Agreements in their entirety were filed as exhibits to our Current Report on Form 8-K filed January 26, 2005.

The terms of the Agreements expire on December 31, 2006, unless non-renewal is given no later than July 3, 2006, except that Jay H. Shah’s Agreement expires on December 31, 2008, unless notice of non-renewal is given no later than July 3, 2008. If no such notice is given, then the Agreements shall continue until terminated by either party upon not less than one hundred eighty (180) days notice to the other party setting forth the effective date of termination.

The Agreements provide for a base salary and certain incentive compensation, including in the forms of stock options or shares of stock of the Company. The Agreements also provide certain compensation in the event of a voluntary or involuntary termination by the Company or upon a change of control of the Company, including the following:

Index

•
Upon a termination without cause (as defined in the Agreements), the Company shall continue to pay the Executive’s base salary through the end of the twelfth month following the month in which the termination without cause (or, if shorter, the base salary for the balance of the term of the Agreements) plus accrued and unused vacation as of the termination date.

•
Upon a termination without cause or an Executive’s resignation for good reason (as defined in the Agreements) within twelve months following a change of control of the Company (as defined in the Agreement), the Company shall (i) fully vest the Executive’s share awards and option grants, regardless of any vesting schedule, (ii) pay all base salary and any reimbursable expenses incurred and accrued vacation through the termination date, (iii) pay an amount equal to two times the Executive’s then base salary (except that Mr. Jay H. Shah shall receive four times his base salary), and (iv) pay the Executive’s insurance benefits for a period of eighteen (18) months after termination; less however, that amount, if any, which would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended.

The Agreements also contain certain provisions concerning confidential information, non-competition and non-recruitment.

Additionally, we entered into a Change of Control Agreement (the “Gillespie Agreement”) with Michael R. Gillespie (Chief Accounting Officer) effective July 1, 2005. The Gillespie Agreement was filed as an exhibit to our Current Report on Form 8-K filed July 6, 2005. The Gillespie Agreement provides for a base salary and certain incentive compensation. The Agreement also provides certain compensation in the event of a voluntary or involuntary termination or upon a change of control of the Company, including the following:

•
In the event of a change of control (as defined in the Gillespie Agreement), during the first year of employment, and a subsequent termination without cause (as defined in the Gillespie Agreement), Hersha shall pay Mr. Gillespie his pro-rata annual salary, bonus and health insurance benefits for a period of three months following the termination.

•
In the event of a change of control, during the second or third year of employment, and a subsequent termination without cause, Hersha shall pay Mr. Gillespie his pro-rata annual salary, bonus and health insurance benefits for a period of six months following the termination.

•	In the event of a change of control, and subsequent termination without cause, Hersha shall fully vest Mr. Gillespie’s share awards and stock options, regardless of any vesting schedule.

Index

THE COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Trustees (the “Compensation Committee”) is composed of four independent trustees and operates under a written charter adopted by the Board of Trustees, a copy of which is available on our website at www.hersha.com. The Compensation Committee determines compensation for our executive officers and administers our option plan. The Compensation Committee met three times during 2005.

From our inception through 2003, we had not paid compensation to our executive officers or other employees. However, beginning with the 2004 fiscal year, we established a formal management compensation plan for our executive officers. Prior to 2004, the compensation of our executive officers was covered by an administrative services agreement between our Company and our primary lessee, HHMLP. The Company significantly increased its size and market capitalization during 2003 and 2004 and terminated all of its existing leases with HHMLP in 2004. As a result, the Company has established a formal management compensation plan for its executive officers in order to serve the best interests of the Company’s shareholders.

Compensation Policies

In establishing the formal management compensation plan for our executive officers, the Compensation Committee sought to accomplish the following two primary objectives:

1)	to provide overall levels of compensation that are competitive in order to attract, retain and motivate highly qualified executives to continue to enhance long-term stockholder value; and

2)	to provide annual and long-term incentives that emphasize performance based compensation contingent upon achieving corporate and individual performance goals.

The key elements of compensation provided to our executive officers include base salary and annual incentive bonus awards. Base salaries are set at annual rates, based on the level of the officer’s position within the Company and the individual’s current and sustained performance results. The annual base salary for each executive officer and each other member of senior management is reviewed each year by the Compensation Committee.

On May 6, 2005, the Compensation Committee approved the 2005 Annual Incentive Compensation Plan for executive officers and certain other key employees of the Company (the “Cash Bonus Plan”). The Cash Bonus Plan is not set forth in a written agreement. For fiscal 2005, the Compensation Committee established opportunities for a cash bonus of between 25% to 50% of base salary under the Cash Bonus Plan that could be earned on the basis of certain financial metrics together with specific individual performance objectives that will be determined by the Compensation Committee. Eligibility for 25% of the bonus award occurs upon an FFO per share increase of 5% from 2004, and 50% of the potential cash bonus award is achieved upon an FFO increase of 10% from 2004. An additional threshold for eligibility for a cash bonus award by the CEO and each of the named executive officers include a dividend payout of less than or equal to 98% of FFO. The Compensation Committee also established additional position specific financial and other performance goals for each of the CEO and named executive officers. Bonus payments under the Cash Bonus Plan will be paid in one annual payment shortly after the end of the 2005 calendar year if the Compensation Committee determines that the performance criteria are met.

The Compensation Committee has determined that the executive officers are eligible for payments under the Cash Bonus Plan and is in the process of determining such payments.

Compensation of the Chief Executive Officer

In 2005, we paid Mr. Hasu P. Shah an annual salary of $300,000. The Compensation Committee meets annually, without the Chief Executive Officer present, to evaluate his performance and to determine his compensation. In considering Mr. Shah’s compensation, the Compensation Committee considers his principal responsibilities, which are to provide our Company with vision and strategic direction, to attract and retain highly qualified employees and to develop and to foster relationships with other hotel companies, developers and franchisors. Mr. Shah’s 2005 annual incentive bonus will be determined based upon the Company’s financial performance relative to other comparable lodging real estate investment trusts, Mr. Shah’s ability to foster additional strategic relationships during the year, corporate governance compliance, achievement of acquisition targets and retention of key management personnel.

Index

The Board of Trustees did not modify or reject in any material way any action or recommendation by such committee with respect to such decisions in the last completed fiscal year.

THE COMPENSATION COMMITTEE

Michael A. Leven, Chairperson
Donald J. Landry
William Lehr, Jr.
John M. Sabin

March 23, 2006

Performance Graph

The following graph compares the cumulative total shareholder return on the common shares for the period from January 1, 2001 (commencement of operations) through December 31, 2005, with the cumulative total shareholder return for the Standard and Poor’s 500 Stock Index and the NAREIT Composite Index for the same period, assuming $100 is invested in the Priority Common Shares and each index and dividends are reinvested quarterly. The performance graph is not necessarily indicative of future investment performance.

	2001	2002	2003	2004	2005
HERSHA (1), (2)	100	124.6	216.0	262.7	222.7
S&P 500 (1)	100	76.6	96.9	105.6	108.7
NAREIT COMPOSITE INDEX (1), (2)	100	103.8	142.4	187.3	210.1
_______
(1)	Returns for Hersha Hospitality Trust and the NAREIT Composite Index assume dividends are reinvested at ex-dividend date.
(2)	Source: FactSet

Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common shares by (i) each shareholder known by us to beneficially own more than five percent of our common shares, (ii) each of our trustees and executive officers, and (iii) all of our trustees and executive officers as a group, each as of March 15, 2006. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. The number of outstanding common shares at March 15, 2006 was 20,379,463. This table assumes that all limited partnership units held by such person or group of persons are redeemed for common shares. The total number of shares outstanding used in calculating the percentage assumes that none of the limited partnership units held by other persons are redeemed for common shares.

Name of Beneficial Owner	Number of Common Shares		Percent of Class
Persons Believed to Own In Excess of 5% of Common Shares

Deutsche Bank AG and RREEF America, L.L.C.(1)	3,073,000		15.08%
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany

Kensington Investment Group, Inc. (2)	2,388,500		11.72%
4 Orinda Way, Suite 200C
Orinda, CA 94563

Delaware Management Holdings (3)	1,832,900		8.99%
2005 Market Street
Philadelphia PA 19103

Teachers Insurance and Annuity Association of America(4)	1,096,783		5.38%
730 Third Avenue
New York, NY 10017

Officers and Trustees:
Hasu P. Shah(5)	334,600		1.62%
Jay H. Shah(6)	920,435		4.33%
Neil H. Shah(7)	872,379		4.11%
K.D. Patel(8)	420,729		2.02%
Kiran P. Patel(9)	161,563		*
David L. Desfor(10)	125,391		*
Ashish R. Parikh(11)	24,079		*
John M. Sabin	1,919		*
Thomas S. Capello	5,819		*
Donald J. Landry	2,919		*
Michael A. Leven	4,919		*
William Lehr Jr.	3,029		*
Shreenathji Enterprises, Ltd. (12)	15,454		*
Total for all officers and trustees (12 persons)(13):	2,893,235	(14)	12.52%

Index
_______________

*	Less than 1%
(1)	Based solely on Amendment No. 4 to Schedule 13G filed on February 8, 2006.
(2)	Based solely on Schedule 13G filed on February 9, 2006.
(3)	Based solely on Amendment No. 2 to Schedule 13G filed on February 9, 2006.
(4)	Based solely on Schedule 13G filed on February 13, 2006.
(5)
Includes 286,600 limited partnership units in HHLP and 10,000 restricted shares, all or some of which may not be vested. Includes common shares owned by Shree Associates, a family limited partnership controlled by Hasu P. Shah.

(6)	Includes 894,035 limited partnership units in HHLP and 25,000 restricted shares, all or some of which may not be vested.
(7)	Includes 855,379 limited partnership units in HHLP and 15,000 restricted shares, all or some of which may not be vested.
(8)	Includes 410,729 limited partnership units in HHLP.
(9)	Includes 150,563 limited partnership units in HHLP and 1,000 restricted shares, all or some of which may not be vested.
(10)	Includes 118,591 limited partnership units in HHLP and 5,000 restricted shares, all or some of which may not be vested.
(11)	Includes 6,579 limited partnership units in HHLP and 15,000 restricted shares, all or some of which may not be vested.
(12)
Shreenathji Enterprises, Ltd. (“SEL”) is a limited partnership owned by Hasu P. Shah (27%), Kiran P. Patel (13%), Bharat C. Mehta (15%), Kanti D. Patel (15%), Jay H. Shah (15%) and Neil H. Shah (15%). SEL acquired these limited partnership units in HHLP in exchange for contributions of hotel properties to the Partnership.

(13)	Includes the limited partnership units in HHLP owned by Shreenathji Enterprises, Ltd.
(14)	Includes 2,737,930 limited partnership units in HHLP and 71,000 restricted shares, all or some of which may not be vested.

Item 13.	Certain Relationships and Related Transactions

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

Hotel Acquisitions

We have not, and do not in the future intend to, undertake the risks of developing new hotels. However, since our initial public offering in 1999, we have been able to acquire newly-constructed or newly-renovated hotels from entities controlled by our officers or trustees. Of the 49 hotel properties purchased by us since our initial public offering, 16 were acquired from affiliates, 15 of which were newly-constructed or substantially renovated. In connection with our initial public offering, we entered into an Option Agreement with Hasu Shah, Jay Shah, Neil Shah, K.D. Patel, David Desfor, and Kiran Patel. Pursuant to this agreement, we had the option to purchase any hotels owned or developed by these individuals that was within fifteen miles of any of our hotels or any hotel subsequently acquired by us for two years after such acquisition or development. In September 2003, the parties to this agreement amended the Option Agreement so that (a) the right of first refusal now applies to all hotels owned or developed by the parties, regardless of proximity to our hotels, and (b) the right of first refusal applies to each party until one year after such party ceases to be an officer or trustee. This arrangement gives us access to a pipeline of newly-constructed and newly-renovated hotels, without bearing all the risks associated with development and renovation.

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

Index

The following table sets forth certain information with respect to all of the acquisitions of, and agreements to acquire, hotels from entities controlled by our officers or trustees since January 1, 2004.

Hotel	Acquisition Date	Affiliated Sellers	Purchase Price

Hilton Garden Inn, New York, New York (JFK Airport)	February 16, 2006	Metro JFK Associates LLC, in which Hasu P. Shah, K.D. Patel, Jay H. Shah, Neil H. Shah, Ashish R. Parikh, David L. Desfor, and Kiran P. Patel collectively owned a 96.0% interest.	$29.0 million, including the assumption of $13.0 million of debt

Hampton Inn, Philadelphia, Pennsylvania	February 15, 2006	Affordable Hospitality Associates, LP, in which Hasu P. Shah, K.D. Patel, Jay H. Shah, Neil H. Shah, Ashish R. Parikh, David L. Desfor and Kiran P. Patel collectively owned a 90.1% interest.	$6.9 million in cash

Hampton Inn Herald Square, New York, New York	April 1, 2005	Brisam Hotel LLC, in which Hasu Shah owned a 100% interest	$31.3 million, including the assumption of $16.5 million of debt and $14.8 million of cash

Hilton Garden Inn, Gettysburg, Pennsylvania	July 23, 2004	44 Aarti Associates, in which Hasu Shah, Jay Shah, Kiran Patel, Neil Shah, Ashish Parikh, K.D. Patel, David Desfor and their immediate families collectively owned a 94% interest	$7.65 million, including the assumption of $5.45 million of mortgage debt and $2.2 million of cash

Comfort Inn, Frederick, Maryland	May 27, 2004	44 Frederick Associates, in which Hasu Shah, Jay Shah, Kiran Patel, Neil Shah, Ashish Parikh, K.D. Patel, David Desfor and their immediate families collectively owned a 95% interest	$5.35 million, including the assumption of $3.7 million of mortgage debt and $1.65 million of cash

Hotel Development Loans

We have approved lending to entities in which our executive officers and trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 12.0% (“Development Loans”). The rate for each of these loans is based upon the security interest and term of the loan and is approved by the independent trustees. As of December 31, 2005, our Development Loans to related parties totaled $32,450,000 and consisted of the following:

Index

Hotel Property	Borrower	Principal Outstanding December 31, 2005	Interest Rate	Maturity Date
Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	$850,000	10.0%	(1)
Boutique Hotel - 35th Street, NY	44 Fifth Avenue, LLC	$9,100,000	9.0%	(1)
Boutique Hotel - Tribeca, NY	5444 Associates, LP	$9,500,000	10.0%	(1)
Hampton Inn - Seaport, NY	HPS Seaport, LLC and BCM, LLC	$13,000,000	10.0%	March 31, 2006
		$32,450,000
_______
(1) - Development loan has been paid off in full as of January 2006.

Management Agreements with HHMLP

Beginning in April 2003, 44 New England, our TRS, engaged Hersha Hospitality Management, L.P., or HHMLP, a private management company owned by certain of our trustees, officers and other third party investors, as the property manager for hotels it leased from us pursuant to management agreements. Each management agreement provides for a five-year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

As of December 31, 2005, HHMLP managed all 31 of our wholly-owned hotels leased to our TRS, and we consolidated the financial statements of these 31 hotels in our financial statements. HHMLP also managed one consolidated joint venture, three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees payable for the years ended December 31, 2005 or 2004. For the years ended December 31, 2005 and 2004, management fees incurred totaled $2,887,000 and $1,454,000, respectively, and are recorded as Hotel Operating Expenses.

Unit Redemption

On December 14, 2005, Kiran P. Patel, K.D. Patel and a unaffiliated third party investor gifted 1,669, 3,243 and 3,243 units of limited partnership interest to the Shree Krishna Foundation, a non-profit corporation for which Hasu P. Shah serves as trustee. On December 15, 2005, the Shree Krishna Foundation redeemed these units for 8,155 shares of our common stock. On March 5, 2004, Hasu P. Shah, Kiran P. Patel and David L. Desfor redeemed 564,286, 363,000 and 30,000 units of limited partnership interest, respectively, in our operating partnership for shares of our common stock.

Index

Miscellaneous Services Provided by Affiliated Entities

Administrative Services Agreement with HHMLP

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2,000 per property and monthly information technology fees are $500 per property. For the years ended December 31, 2005, 2004 and 2003, the Company incurred administrative services fees of $140,000 $253,000 and $178,000, respectively. For the year ended December 31, 2005, the Company incurred accounting fees of $386,000 and information technology fees of $95,000.

Payments to Shah & Byler Law Firm

We have paid to the law firm of Shah & Byler, LLP and its predecessor, Shah Ray & Byler, LLP, whose former senior partner, Jay H. Shah is now our Chief Executive Officer and is the son of Hasu P. Shah, legal fees aggregating $806,000 $679,000 and $212,000 during 2005, 2004 and 2003, respectively. Mr. Shah had resigned from the law firm and relinquished all ownership and control of the firm as of September 2003. Mr. Shah will continue as counsel to the law firm and may receive compensation from the firm for prior client origination. We intend to continue to use the services of Shah & Byler, LLP. In addition, we have paid Shah & Byler, LLP approximately $73,000, $59,000, and $ -0- in office rent expenses for the years ended December 31, 2005, 2004, and 2003, respectively, for the use of our corporate office space.

Payments to Hersha Hotel Supply Company

We have purchased hotel supplies for our hotel properties from time to time from Hersha Hotel Supply Company, currently owned by Hasu P. Shah, Jay H. Shah, Neil Shah, Kiran P. Patel, K.D. Patel and other investors. For the years ended December 31, 2005, 2004 and 2003, we paid Hersha Hotel Supply Company $969,000, $804,000 and $73,000, respectively. Hersha Hotel Supply Company is not our only provider of hotel supplies and must bid with a number of unaffiliated suppliers for our business.

Item 14.	Principal Accountant Fees and Services

KPMG LLP was Hersha’s principal independent accountant for the 2004 and 2005 fiscal years. Hersha’s principal independent accountant for the 2003 fiscal year was Reznick Group, P.C. We have provided below certain information with respect to each of KPMG LLP and Reznick Group, P.C.

KPMG LLP

KPMG LLP, the Company’s independent auditor for 2004 and 2005, rendered the following services and billed, or expects to bill, the following fees for fiscal 2005.

Audit Fees

For professional services rendered by KPMG LLP for the audit of our annual financial statements, reviews of the financial statements included in the our Quarterly Reports on Form 10-Q, and other services provided in connection with statutory and regulatory filings, and an audit of internal control over financial reporting, KPMG LLP billed us $784,600 with respect to 2005 and $887,000 with respect to 2004.

Audit Related Fees

For professional services rendered by KPMG LLP provided in connection with comfort letters and SEC registration statements, KPMG LLP billed us $171,700 with respect to 2005 and $36,000 with respect to 2004.

Index

Tax Fees

For professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning matters, KPMG LLP billed us fees in the aggregate amount of $187,500 with respect to 2005 and $161,000 with respect to 2004. These tax services related to the preparation of our state and federal tax returns, and tax advice on structuring loans and joint ventures and review of dividend calculations.

All Other Fees

KPMG LLP did not render or charge us for any other services not included in audit fees or audit related fees as disclosed above with respect to 2005 or 2004.

Reznick Group, P.C.

During the fiscal year ended December 31, 2005, Reznick Group, P.C. billed us the fees set forth below in connection with services rendered by that firm.

Audit Fees

For professional services rendered by Reznick Group, P.C. for the audit of financial statements of acquisitions, certain agreed upon procedures for acquisitions, reviews of the financial statements included in the our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and other services provided in connection with statutory and regulatory filings, Reznick Group, P.C. billed us $49,135 with respect to 2005 and $112,425 with respect to 2004.

Audit Related Fees

For professional services rendered in connection with comfort letters and SEC registration statements, Reznick Group, P.C. billed us $26,324 with respect to 2005 and $0 with respect to 2004.

Tax Fees

For professional services rendered by Reznick Group, P.C. for tax compliance, tax advice and tax planning matters, Reznick Group, P.C. billed us fees in the aggregate amount of $8,500 with respect to 2005 and $46,700 with respect to 2004. These tax services related to the preparation of our state and federal tax returns, Schedule 704C depreciation and allocation calculations and Section 1031 like kind exchange tax planning.

All Other Fees

For professional services other than those described above, Reznick Group, P.C. billed us fees in the aggregate amount of $109,517 with respect to 2005 and $55,798 with respect to 2004. These fees related to services provided in connection with implementation and assessment of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Pre-Approval Policies for Permissible Non-Audit Services

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy that it must pre-approve all audit and permissible non-audit services provided by the independent auditor prior to engagement of the auditor for each such service. Except as disclosed above, there were no non-audit services provided by the independent auditor in 2005.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

None.

(b)	Exhibits:

The Exhibits listed in the “Index of Exhibits” on page 72 hereof are filed and incorporated by reference as a part of this Amendment No. 1 to our Annual Report on form 10-K for the year ended December 31, 2005.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 29, 2006	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Hasu P. Shah	Chairman of the Board of Trustees	March 29, 2006
Hasu P. Shah

/s/ Jay H. Shah	Trustee and Chief Executive Officer (Principal Executive Officer)	March 29, 2006
Jay H. Shah

/s/ Thomas S. Capello	Trustee	March 29, 2006
Thomas S. Capello

/s/ John M. Sabin	Trustee	March 29, 2006
John M. Sabin

/s/ Donald J. Landry	Trustee	March 29, 2006
Donald J. Landry

/s/ William Lehr, Jr.	Trustee	March 29, 2006
William Lehr, Jr.

/s/ Michael A. Leven	Trustee	March 29, 2006
Michael A. Leven

/s/ K.D. Patel	Trustee	March 29, 2006
K.D. Patel

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	March 29, 2006
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2006
Michael R. Gillespie

Index

INDEX OF EXHIBITS

23.1	Consent of Reznick Group, P.C.*

23.2	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________

*	Filed herewith.