Form 10-Q
period 2006-03-31
HERSHA HOSPITALITY TRUST
filed 2006-05-10
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

☐Yes     ☒ No

As of March 31, 2006, the number of Class A common shares of beneficial interest outstanding was 20,379,463, and the number of Series A preferred shares of beneficial interest outstanding was 2,400,000.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2006 [UNAUDITED] AND DECEMBER 31, 2005
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	(UNAUDITED) March 31, 2005	December 31, 2005

Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$423,931	$317,980
Investment in Joint Ventures	52,040	55,981
Development Loan Receivables from Related Parties	14,100	32,450
Cash and cash equivalents	4,679	8,780
Escrow Deposits	9,593	7,329
Notes Receivable	1,938	1,886
Hotel Accounts Receivable	4,226	2,211
Deferred Costs, net of Accumulated Amortization of $1,269 and $1,437	4,705	4,131
Due from Related Parties	1,276	2,799
Interest Rate Derivative	144	23
Intangible Assets, net of Accumulated Amortization of $513 and $478	5,313	4,681
Other Assets	6,670	13,697
Hotel Assets Held for Sale	20,549	3,407

Total Assets	$549,164	$455,355

Liabilities and Shareholders’ Equity:
Line of Credit	$37,243	$-
Mortgages and Notes Payable	303,108	256,146
Capital Lease Payable	873	-
Accounts Payable and Accrued Expenses	8,712	6,969
Advance Deposits	385	130
Dividends and Distributions Payable	5,270	5,151
Due to Related Parties	3,902	4,655
Debt and Capital Lease Payable Related to Hotel Assets Held for Sale	10,730	375

Total Liabilities	$370,223	$273,426

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2006 [UNAUDITED] AND DECEMBER 31, 2005
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	(UNAUDITED) March 31, 2005	December 31, 2005

Minority Interests:
Common Units	$25,761	$15,147
Interest in Consolidated Joint Ventures	2,860	2,079

Total Minority Interest	28,621	17,226

Shareholder’s Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 10,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding at March 31, 2006 and December 31, 2005 (Aggregate Liquidation Preference $60,000 at March 31, 2006 and December 31, 2005, Respectively)	24	24

Common Shares - Class A, $0.1 Par Value, 50,000,000 Shares Authorized, 20,308,463 and 20,302,752 Shares Issued and Outstanding at March 31, 2006 and December 31, 2005, Respectively	203	203

Common Shares - Class B, $0.1 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	444	327
Additional Paid-in Capital	187,480	193,228
Distributions in Excess of Net Earnings	(37,831)	(29,079)

Total Shareholder’s Equity	150,320	164,703

Total Liabilities and Shareholders’ Equity	$549,164	$455,355

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	March 31, 2006	March 31, 2005
Revenue:
Hotel Operating Revenues	$23,901	$11,021

Expenses:
Hotel Operating Expenses	15,958	8,092
Land Lease	162	108
Real Estate and Personal Property Taxes and Property Insurance	1,487	775
General and Administrative	1,164	977
Unrealized (Gain) on Derivatives	(4)	(4)
Depreciation and Amortization	3,796	1,655
Total Operating Expenses	22,563	11,603

Operating Income (Loss)	1,338	(582)

Interest Income	158	37
Interest Income - Secured Loans Related Party	421	1,000
Interest Income - Secured Loans	7	-
Other Revenue	194	27
Interest Expense	5,622	1,630
Debt Extinguishment	255	-
Loss before income (loss) from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	(3,759)	(1,148)

Income (Loss) from Unconsolidated Joint Venture Investments	(1,110)	49

Loss before Distribution to Preferred Unitholders, Minority Interests and Discontinued Operations	(4,869)	(1,099)

Loss Allocated to Minority Interests in Continuing Operations	(1,015)	(242)
Loss from Continuing Operations	(3,854)	(857)

Discontinued Operations (Note 12):
Loss from Discontinued Operations	(30)	(117)

Net Loss	(3,884)	(974)
Preferred Distributions	1,200	-

Net Loss applicable to Common Shareholders	$(5,084)	$(974)
Basic and diluted earnings per share
Loss from continuing operations applicable to common shareholders	$(0.25)	$(0.04)
Discontinued Operations	-	(0.01)

Net Loss applicable to common shareholders	$(0.25)	$(0.05)

Weighted Average Common Shares Outstanding
Basic	20,308,225	20,291,234
Diluted	20,379,225	20,291,234

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	March 31, 2006	March 31, 2005

Operating activities:
Net Loss	$(3,884)	$(974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,015	1,958
Amortization	248	143
Debt extinguishment	223	-
Income allocated to minority interests	(1,020)	(258)
Equity in loss (income) of unconsolidated joint ventures	1,110	(49)
Distributions from unconsolidated joint ventures	1,135	-
Gain recognized on change in fair value of derivative instrument	(4)	-
Stock based compensation expense	43	-
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(1,921)	(408)
Escrow and lease deposits	121	(322)
Other assets	545	(449)
Due from related party	1,523	(970)
Increase in:
Advance deposits	255	115
Due to related party	(753)	737
Accounts payable and accrued expenses	1,679	763
Net cash provided by operating activities	3,315	286

Investing activities:
Purchase of hotel property assets	(90,294)	(9,446)
Capital expenditures	(1,565)	(625)
Escrow deposits	-	(1,000)
Deposits on hotel acquisitions	(2,515)	-
Purchase of franchise fees	-	(44)
Investments in notes receivable and interest bearing deposits	-	(134)
Repayment of notes receivable and interest bearing deposits	5	-
Investment in development loans to related parties	(1,100)	(3,300)
Repayment of development loans to related parties	19,450	4,550
Distributions from unconsolidated joint venture	3,153	393
Advances and capital contributions to unconsolidated joint ventures	(719)	-
Net used in investing activities	(73,585)	(9,606)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	March 31, 2006	March 31, 2005

Financing activities:
Proceeds from borrowings under line of credit	57,052	12,318
Repayment of borrowings under line of credit	(19,809)	(12,945)
Principal repayment of mortgages and notes payable	(755)	(490)
Proceeds from mortgages and notes payable	35,500	-
Cash paid for deferred financing costs	(448)
Stock issuance costs	-	(30)
Distributions to consolidated joint venture interest	-	(84)
Contributions to consolidated joint venture interest	-	198
Dividends paid on common shares	(3,661)	(3,652)
Dividends paid on preferred shares	(1,200)	-
Distributions paid on partnership units	(510)	(512)
Net cash provided by (used in) financing activities	66,169	(5,197)

Net decrease in cash and cash equivalents	(4,101)	(14,517)
Cash and cash equivalents - beginning of year	8,780	20,614

Cash and cash equivalents - end of quarter	$4,679	$6,097

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

Subsequent to the close of the quarter ended March 31, 2006, on April 28, 2006, we completed a public offering of 6,520,000 common shares at $9.00 per share. On May 9, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 977,500 common shares at $9.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $63,400. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $30,000 was used to repay indebtedness and approximately $19,500 was used to fund property acquisitions.

As of March 31, 2006, the Company, through the Partnership and subsidiary partnerships, owned thirty-seven limited and full service hotels. All of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England.

In addition to the wholly owned hotel properties, as of March 31, 2006, the Company owned joint venture interests in eighteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Joint Venture	Ownership	Property	Location	Lessee

Inn America Hospitality at Ewing, LLC	50.0%	Courtyard	Ewing/Princeton, NJ	Hersha Inn America TRS Inc.
HT CNL Metro Hotels, LP	33.3%	Hampton Inn	Chelsea/Manhattan, NY	Hersha/CNL TRS Inc
PRA Glastonbury, LLC	40.0%	Hilton Garden Inn	Glastonbury, CT	Hersha PRA TRS, Inc
Mystic Partners. LLC	66.7%	Marriott	Mystic, CT	Mystic Partners Leaseco, LLC
	8.8%	Hilton	Hartford, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Norwich, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Warwick, RI	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Danbury, CT	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Mystic, CT	Mystic Partners Leaseco, LLC
	44.7%	Residence Inn	Southington, CT	Mystic Partners Leaseco, LLC
	66.7%	Springhill Suites	Waterford, CT	Mystic Partners Leaseco, LLC
	15.0%	Marriott	Hartford, CT	Mystic Partners Leaseco, LLC
Hiren Boston, LLC	50.0%	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners, LLC	50.0%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Logan Hospitality Associates, LLC	55.0%	Four Points - Sheraton	Revere/Boston, MA	Revere Hotel Group, LLC
LTD Associates One, LLC	75.0%	Springhill Suites	Williamsburg, VA	HT LTD Williamsburg One LLC
LTD Associates Two, LLC	75.0%	Residence Inn	Williamsburg, VA	HT LTD Williamsburg Two LLC
Affordable Hospitality Associates, LP	80.0%	Hampton Inn	Philadelphia, PA	Philly One TRS, LLC

Hersha Inn America TRS Inc; Hersha/CNL TRS Inc.; Hersha PRA TRS, Inc; South Bay Sandeep, LLC; and Revere Hotel Group, LLC, are each a TRS wholly-owned by their respective joint ventures. Mystic Partners, LLC owns an interest in nine hotel properties. Each of the nine properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and our joint venture partner in Mystic Partners, LLC. South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC and Philly One TRS, LLC lease properties from each respective joint venture and are owned by 44 New England and our joint venture partner in each venture.

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
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we are the primary beneficiary in a variable interest entity or we maintain control of the asset through our voting interest in the entity. Control could also be demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner.

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

Our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hiren Boston, LLC; South Bay Boston, LLC, SB Partners, LLC; LTD Associates One, LLC; HT LTD Williamsburg LLC; LTD Associates Two, LLC; HT LTD Williamsburg Two LLC; Hersha Statutory Trust I; Hersha Statutory Trust II; HPS Seaport LLC & BCM, LLC; Affordable Hospitality Associates, LP; Philly One TRS, LLC; and 44 Windsor Locks Hospitality, LLC.

Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, each of the following entities were determined to be a VIE: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC; Philly One TRS, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.

We have consolidated the operations of the Logan Hospitality Associates, LLC; LTD Associates One, LLC; LTD Associates Two, LLC; and Affordable Hospitality Associates, LP joint ventures because each entity is a voting interest entity and the Company owns a majority voting interest in the venture.

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

We hold an investment in development loan receivables with HPS Seaport LLC & BCM, LLC and 44 Windsor Locks Hospitality, LLC. We have determined that each borrower has sufficient equity at risk, a controlling financial interest and an obligation to absorb expected losses and expected gains, including residual returns of the entity. These entities are voting interest entities and because we have no voting interest they are not consolidated.

Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Also, Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC; and Philly One TRS, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

We directly recognize revenue and expense for all consolidated hotels as “Hotel Operating Revenue” and “Hotel Operating Expense” when earned and incurred. Included in hotel operating revenues is primarily room revenues and revenue from other hotel operating departments. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All revenues are recorded on an accrual basis, as earned. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred.

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

Earnings Per Common Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

Minority Interest

Minority Interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of March 31, 2006 and 2005 was 85.4% and 87.7%, respectively.

We also maintain minority interests for the equity interest owned by third parties in Logan Hospitality Associates, LLC; LTD Associates One, LLC; LTD Associates Two, LLC; and Affordable Hospitality, LP. Third parties own a 45% interest in Logan Hospitality Associates, LLC; a 25% interest in each of LTD Associates One LLC and LTD Associates Two, LLC; and a 20% interest in Affordable Hospitality Associates, LP. We allocate the income (loss) of these joint venture’s to the minority interest in consolidated joint venture account based upon the ownership of the entities, preferences in distributions of cash available and the terms of each ventures liquidation.

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
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 37 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had an operating loss for financial reporting purposes for the period ended March 31, 2006. Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, no deferred tax assets have been recorded as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps limit the Company’s exposure to increasing interest payments when interest rates increase. During 2006 and 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2006 and 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Land	$51,552	$32,430
Buildings and Improvements	362,272	283,791
Furniture, Fixtures and Equipment	55,346	43,528
	469,170	359,749

Less Accumulated Depreciation	(45,239)	(41,769)

Total Investment in Hotel Properties	$423,931	$317,980

2006 Transactions

New Jersey and Pennsylvania Portfolio. On January 3, 2006, we acquired the 118-room Fairfield Inn & Suites in Mt. Laurel, New Jersey, the 103-room Fairfield Inn & Suites in Bethlehem, New Jersey, and the 118-room Langhorne Courtyard in Langhorne, Pennsylvania in one transaction, for a total purchase price of approximately $41.3 million, which included $250 in deposits included in the balance sheet on December 31, 2005. The total purchase price is subject to a post closing adjustment on June 30, 2007, which may increase the purchase price by an amount of up to $2.5 million.

Courtyard, Scranton, Pennsylvania. On February 1, 2006, we acquired the 120-room Courtyard in Scranton, Pennsylvania for approximately $8.9 million in cash.

Residence Inn, Tyson’s Corner, Virginia. On February 2, 2006, we acquired the 96-room Residence Inn in Tyson’s Corner, Virginia for approximately $20.1 million, which included the assumption of $9.6 million in debt.

Hampton Inn, Philadelphia. On February 15, 2006, we acquired an 80% interest in Affordable Hospitality Associates, LP, the owner of the land, improvements and certain personal property of the 250-room Hampton Inn (Center City) in Philadelphia for approximately $25.0 million, which included $3.0 million in deposits included in the balance sheet on December 31, 2005. Our ownership interests entitles us to a 9.0% participating preferred return on our capital contribution.

Hilton Garden Inn, JFK Airport, New York. On February 16, 2006, we acquired 100% of the outstanding ownership interests in Metro JFK Associates, LLC, the owner of a leasehold interest in the land, improvements and certain personal property of the Hilton Garden Inn - JFK Airport, located in Jamaica, New York, for approximately $29.1 million. The purchase price includes the assumption of $13.0 million in debt, $6.0 million in newly issued units of our operating partnership, $5.0 million in deposits that were on the balance sheet as of December 31, 2005, and cash.

The purchase price, including transaction costs, and the allocation of purchase price to land; building and improvements; lease intangibles; furniture, fixtures and equipment; and franchise fees and loan costs is as follows:
Hotel	Location	Rooms	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Assumed Debt
NJ and PA Portfolio		339	1/3/2006	$6,207	$30,951	$3,978	$181	-	$41,317	-
Courtyard by Marriott	Scranton, PA	120	2/1/2006	761	7,168	831	91	-	8,851	-
Residence Inn	Tyson’s Corner, VA	96	2/2/2006	11,233	7,331	1,382	151	-	20,097	9,596
Hilton Garden Inn	JFK Airport, NY	188	2/16/2006	N/A	24,974	3,621	317	226	29,138	13,000
2006 TOTAL		743		$18,201	$70,424	$9,812	$740	$226	$99,403	$22,596

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)

All of the newly acquired hotels above are leased to the TRS Lessee and managed by HHMLP.

Included in the acquisition of the Hilton Garden Inn at the JFK Airport, NY, was a land lease for the underlying land with a remaining term of approximately 93 years. The remaining lease payments were determined to be below market value and as a result purchase price was allocated to an intangible asset with a value of $226. Included in the acquisition of the Courtyard by Marriott in Brookline, MA in 2005, was a prepaid land lease for the underlying land with a remaining term of approximately 90 years. This prepaid land lease is classified as an intangible asset with a value of $3,570. Both lease intangibles are recorded in other assets on the consolidated balance sheet and are being amortized over the remaining life of the leases.

On February 15, 2006, we acquired an 80% interest in Affordable Hospitality Associates, LP, (Affordable Hospitality) the owner of the land, improvements and certain personal property of the 250-room Hampton Inn (Center City) in Philadelphia for approximately $25.0 million. Our ownership interests entitle us to a 9.0% participating preferred return on our capital contribution.

Hotel	Location	Rooms	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Assets	Assumed Capital Lease and Debt
Hampton Inn (Affordable Hospitality)	Philadelphia, PA	250	2/15/2006	$2,928	$21,062	$3,029	$117	$27,136	$873
2006 Total Consolidated Joint Ventures		250		$2,928	$21,062	$3,029	$117	$27,136	$873

Subsequent to March 31, 2006, we closed on the acquisition of the following properties:

KW Portfolio. On April 25, 2006, we acquired the 100-room Hawthorn Inn & Suites in Franklin, Massachusetts for $12.0 million. On May 1, 2006 we acquired the 96-room Residence Inn and the 84-room Comfort Inn for $15.0 million and $4.75 million, respectively.

Holiday Inn Express, Cambridge, Massachusetts. On May 3, 2006, we acquired the 112-room Holiday Inn Express, Cambridge, Massachusetts for approximately $12.0 million.

The following condensed pro forma financial is presented as if the acquisitions of the NY and PA Portfolio; Courtyard by Marriott, Scranton, PA; Residence Inn, Tyson’s Corner, VA; Hampton Inn, Philadelphia, PA; Fairfield Inn, Laurel, MD; McIntosh Portfolio; Courtyard by Marriott, Brookline, MA; Springhill Suites, Williamsburg, VA; and Residence Inn, Williamsburg, VA had been consummated as of January 1, 2005. All of the other acquisitions listed above were either purchased without any operating history or did not have a full year's operating history in 2005. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)

	Three Months Ended
	2006	2005

Pro Forma Total Revenues	$26,150	$21,649

Pro Forma Loss from Continuing Operations	$(3,257)	$(1,262)

Pro Forma Loss from Continuing Operations per Common Share — Basic	$(0.16)	$(0.06)

Pro forma Loss from Continuing Operations per Common Share — Diluted	$(0.16)	$(0.07)

Weighted Average Common Shares Outstanding

Basic	20,308,225	20,291,234

Diluted	20,379,225	20,291,234

Assets Held for Sale consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Land	$2,008	$-
Buildings and improvements	19,256	2,644
Furniture, fixtures and equipment	4,572	1,119
Deferred costs	225	-

	26,061	3,763
Less accumulated depreciation and amortization	(5,512)	(356)
	$20,549	$3,407

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 - NOTES RECEIVABLE

On September 26, 2002, in connection with the sale of the Clarion Suites, Philadelphia, PA, we provided financing in the amount of $200, of which $20 and $25 was outstanding as of March 31, 2006 and December 31, 2005, respectively. The note is unsecured and accrues interest at a rate of 12%. This note matures on June 30, 2006. For the three months ended March 31, 2006 and 2005, we recorded interest income of $1 and $2, respectively, which is included in “Other Revenue” on the statement of operations.

On May 13, 2005, in connection with the sale of the Doubletree Club, Jamaica, NY, we provided financing in the amount of $1,700 to the buyer. The note receivable bears interest at a rate of 12% per annum and is due on April 30, 2006. Interest payments are due quarterly with repayment of the principal due upon maturity. The balance as of March 31, 2006 and December 31, 2005 was $1,918 and $1,861, respectively and includes accrued interest of $193 and $137 respectively. For the three months ended March 31, 2006, we recorded interest income of $56, which is included in “Interest Income-Secured Loans” on the statement of operations. Subsequent to March 31, 2006, the note and all accrued interest was repaid in accordance with the terms of the agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

In July of 2005, the Emerging Issues task Force (EITF) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5), amends the guidance in AICPA Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and states that the presumption of general-partner control would be overcome only when the limited partners have either of two types of rights. The first type—referred to as “kick-out rights”—is the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause.” The second type—referred to as “participating rights”—is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general-partner control. EITF 04-5’s guidance is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As of January 1, 2006, the Company has adopted EITF 04-5 for all partnerships. The adoption of EITF 04-5 did not have a material effect on its consolidated financial statements.

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

In June 2005, we entered into a joint venture with Waterford Hospitality and Mystic Hotel Investors, LLC (“MHI,” and together with Waterford, the “Waterford Parties”), pursuant to which the parties agreed to establish Mystic Partners, LLC (“Mystic”). The Waterford Parties contributed to Mystic Partners its membership interests in a portfolio of nine entities that own nine Marriott- or Hilton-branded hotels in Connecticut and Rhode Island. Aggregate fair value of the contributed properties was approximately $250,000. We contributed approximately $40,000 in cash to Mystic Partners in exchange for a 66.7% preferred equity interest in the seven stabilized hotel properties in the portfolio and a 50% preferred equity interest in the two newly-developed hotel properties in the portfolio, subject to minority interest participations in certain hotels.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

On February 8, 2006, Mystic Partners closed on the acquisition of the 409 room Hartford Marriott in Hartford, Connecticut, the final hotel in the Waterford portfolio to be acquired by Mystic. The acquisition included the hotel, improvements, certain personal property and a pre-paid airspace sublease relating to airspace comprising a portion of the Hartford Convention Center. The Company contributed approximately $6,700 to Mystic Partners, and the Waterford Parties contributed its Membership Interests in the Owner of the Hartford Marriott. In conjunction with this closing, the Mystic Partners agreed to adjust each party’s equity ownership interest in the two development properties, the Hartford Hilton and the Hartford Marriott, as follows:

	Hersha	Waterford
Hartford Hilton	8.8%	79.2%
Hartford Marriott	15%	81%

Both the Hartford Hilton and the Hartford Marriott properties maintain minority interest ownership from unrelated third party investors for approximately 12.0% and 4.0%, respectively.

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

The Mystic Partners joint venture agreement provides for an 8.5% preferred return based on our preferred equity interest in the stabilized and newly-developed hotel properties. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to the Waterford Parties to provide an 8.5% annual non-compounded return of their unreturned contributions. The 8.5% returns are not cumulative. Any remaining cash available for distribution will be distributed to us 56.7%, with respect to the net cash flow from the stabilized properties, 10.5% with respect to the net cash flow from the Hartford Marriott, and 7.0% with respect to the Hartford Hilton. In accordance with SOP 78-9, Mystic Partners will allocate income to us and the Waterford Parties consistent with the allocation of cash distributions and liquidating distributions.

The nine hotels acquired by Mystic through March 31, 2006 are:

Hotel Name	Location	Date Acquired	Owner	Hersha Ownership	Number of Rooms
Mystic Marriott Hotel & Spa	Mystic, CT	August 9, 2005	Exit 88 Hotel, LLC	66.7%	285
Danbury Residence Inn	Danbury, CT	August 9, 2005	Danbury Suites, LLC	66.7%	78
Southington Residence Inn	Southington, CT	August 9, 2005	Southington Suites, LLC and 790 West Street, LLC	44.7%	94
Norwich Courtyard by Marriott and Rosemont Suites	Norwich, CT	August 9, 2005	Norwich Hotel, LLC	66.7%	144
Warwick Courtyard by Marriott	Warwick, RI	August 9, 2005	Warwick Lodgings, LLC	66.7%	92
Waterford SpringHill Suites	Waterford, CT	August 9, 2005	Waterford Suites, LLC	66.7%	80
Mystic Residence Inn	Mystic, CT	September 15, 2005	Whitehall Mansion Partners, LLC	66.7%	133
Hartford Hilton	Hartford, CT	October 6, 2005	315 Trumbull Street, LLC	8.8%	393
Marriott Downtown	Hartford, CT	February 8, 2006	Adriaen’s Landing Hotel, LLC	15.0%	409

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Each of the Mystic Partners hotel properties, except the Hartford Hilton, is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England and recognized as income in the amount 1% of operating revenues, except for the Hartford Marriott which is 0.25% of operating revenues. Each property owned by the joint venture is managed by Waterford Hotel Group, Inc., an affiliate of Waterford. The property manager will receive a base fee of 3% or 4% of gross revenues of the property, depending on the property, and an incentive fee of 10% of net operating income less debt service after each of HHLP and the Waterford Parties receive a 12.0% annual non-compounded return on its unreturned capital contributions.

We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting.

As of March 31, 2006 and December 31, 2005 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	3/31/2006	12/31/2005

HT/CNL Metro Hotels, LP	33.33%	$4,050	$4,487
HT/PRA Glastonbury, LLC	40.00%	534	2,379
Inn American Hospitality at Ewing, LLC	50.00%	1,466	1,456
Hiren Boston, LLC	49.90%	4,700	5,034
SB Partners, LLC	49.90%	2,102	2,232
Mystic Partners, LLC	8.80%-66.70%	39,188	40,393
		$52,040	$55,981

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005.

Balance Sheet
	March 31, 2006	December 31, 2005
Assets
Investment in hotel property, net	$262,466	$182,708
Other assets	23,720	22,708

Total Assets	$286,186	$205,416

Liabilities and Equity
Mortgages and notes payable	$215,409	$166,564
Capital Leases	327	357
Other liabilities	11,750	8,021
Equity:
Hersha Hospitality Trust	52,007	56,291
Other Interests in Joint Ventures	6,694	(25,817)
Total Liabilities and Equity	$286,187	$205,416

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Statement of Operations
	Three Months Ended
	3/31/2006	3/31/2005
Room revenue	$16,380	$3,618
Other revenue	6,195	357
Operating expenses	(18,123)	(2,322)
Interest expense	(3,459)	(587)
Land Lease Expense	(117)	0
Property taxes	(1,289)	(265)
Income taxes	-	(26)
Depreciation, amortization and other	(3,785)	(640)
Minority interest	168
Net (loss) income	$(4,030)	$135

Equity income (loss) recognized during the three months ended March 31, 2006 and 2005 for our Equity Investments in Unconsolidated Joint Ventures:
	Three Months Ended
	3/31/2006	3/31/2005
HT/CNL	$38	$36
HT/PRA Glastonbury	(259)	2
Inn American Hospitality at Ewing, LLC	10	11
Hiren Boston, LLC	(334)	-
S B Partners, LLC	(131)	-
Mystic Partners, LLC	(434)	-
Total equity in income (loss)	$(1,110)	$49

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 - DEBT

Mortgages and Notes Payable

The total mortgages payable balances at March 31, 2006, and December 31, 2005, were $251,560 and $204,598, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. In addition, we had mortgages on our held for sale properties of $ 10,375 and $-0- as of March 31, 2006 and December 31, 2005, respectively, which is classified in Debt and Capital Lease Payable Related to Hotel Assets Held for Sale on the consolidated balance sheets. The maturities for the outstanding mortgages ranged from August 2007 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $4,080 and $1,726 for the three months ended March 31, 2006 and 2005, respectively.

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $925 was recorded during the three months ended March 31, 2006.

Revolving Line of Credit

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. Outstanding borrowings under the line of credit bear interest at the Company’s option of either the bank’s prime rate of interest minus .50% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.25%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The line of credit expires on December 31, 2008 and replaces the Sovereign Bank Line of Credit. This revolving credit loan replaced both the secured and unsecured lines of credit that we previously maintained. As a result of the termination of the Sovereign Bank Line of Credit , we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit.

The Company maintained a Line of Credit balance of $37,243 at March 31, 2006 and $-0- at December 31, 2005. The Company recorded interest expense of $399 and $18, for the three months ended March 31, 2006 and 2005, respectively. The weighted average interest rate on our Line of Credit during the three months ended March 31, 2006 and 2005 was 6.92% and 5.33%, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner.

Management Agreements

44 New England engages HHMLP as the property manager for hotels it leases from us pursuant to management agreements. Each management agreement provides for a five-year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by the TRS Lessee to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

As of March 31, 2006, HHMLP managed all 37 hotels leased to the TRS Lessee, and we consolidated the financial statements of these 37 hotels in these financial statements. HHMLP also manages two consolidated joint venture hotel properties and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended March 31, 2006 and 2005, management fees incurred totaled $789 and $544, respectively. These fees are recorded as Hotel Operating Expenses.

Administrative Services Agreement

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. For the three months ended March 31, 2006 and 2005, the Company incurred administrative services fees of $0 and $65, respectively. For the three months ended March 31, 2006, the Company incurred accounting fees of $227 and information technology fees of $57. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

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
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

We have entered into an option agreement with each of our officers and related party trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them. This right of first refusal would apply to each party until one year after such party ceases to be an officer or related party trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 57 hotels, including 18 hotels acquired from entities controlled by our officers or trustees. Of the 18 acquisitions from these entities, 16 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for all acquisitions and dispositions to related parties.

Hotel Supplies

For the three months ended March 31, 2006 and 2005, we incurred expenses of $226 and $262, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $27 and $52 is included in accounts payable at March 31, 2006 and December 31, 2005.

Due From Related Parties

The Due from Related Party balance as of March 31, 2006 and December 31, 2005 was approximately $1,276 and $2,799, respectively. The balance as of March 31, 2006 and December 31, 2005 consisted of accrued interest due on our development loans and receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The due to related party balance as of March 31, 2006 and December 31, 2005, totaled $3,902 and $4,655, respectively. The due to related party balances at March 31, 2006 and December 31, 2005 consists of monies payable to HHMLP for administrative, management, and benefit related fees.

Land Leases

In conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, NY, we assumed a land lease with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in July of 2100. Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended March 31, 2006 and 2005, we incurred $162 and $108 respectively, in lease expense under the agreements.

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
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - DEVELOPMENT LOANS RECEIVABLE

We have approved mortgage lending to entities in which our executive officers and affiliated trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 10.0% (“Development Line Funding”). As of March 31, 2006 and December 31, 2005, we had Development Loans Receivable from Related Parties of $14,100 and $32,450, respectively. Interest income from these advances included in “Interest - Secured Loans Related Party,” was $421 and $1,000 for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, our development loans to related parties consist of the following:

Hotel Property	Borrower	Principal Outstanding 3/31/2006	Interest Rate	Interest Income Earned for the three months ended 3/31/2006	Interest Due and Accrued as of 3/31/2006	Maturity Date
Hampton Inn - Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	13,000	10%	321	321	March 31, 2006
Candlewood Suites - Windsor Locks, NY	44 Windsor Locks Hospitality Associates, LLC	1,100	10%	16	16	August 31, 2006
		$14,100		$337	$337

Subsequent to March 31, 2006, development loans receivable from HPS Seaport, LLC and BCM, LLC were paid in full. On April 3, 2006, we provided a development loan to Risingsam Hospitality LLC in the amount of $7.0 million. The loan bears interest at an annual rate of 10%.

As of December 31, 2005 our development loans to related parties consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2005	Interest Rate	Interest Income Earned for the year ended 12/31/2005	Interest Due and Accrued as of 12/31/2005	Maturity Date
Boutique Hotel - 35th Street, New York, NY	44 Fifth Avenue, LLC	$9,100	9%	$599	$181	August 31, 2006
Hampton Inn - Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	13,000	10%	908	734	March 31, 2006
Boutique Hotel - Tribeca, New York, NY	5444 Associates, LP	9,500	10%	570	381	August 31, 2006
Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	850	10%	1,258	239	December 31, 2005
		$32,450		$3,335	$1,535

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

During 2006, these derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At March 31, 2006, the fair values of the interest rate cap and the interest rate swap were $51 and $93, respectively and are included in assets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in assets and the fair value of the interest rate swap was $0. The change in net unrealized gains/losses of $117 and $198 for the three months ended March 31, 2006 and 2005, respectively, for derivatives designated as cash flow hedges. Hedge ineffectiveness of $4 and $4 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the three months ended March 31, 2006 and 2005, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

On June 1, 2005, the Compensation Committee of the Board of Trustees granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. Compensation expense of $43 was incurred during the three months ended March 31, 2006 related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of March 31, 2006 and December 31, 2005 was $540 and $582, respectively. For the quarter ended March 31, 2006, no restricted shares were vested or forfeited.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - EARNINGS PER SHARE

The following table is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share.

The Partnership Units (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the income attributed to the Common Partnership Units would also be added back to net income. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2006	2005
Numerator:
Loss from Continuing Operations	$(3,854)	$(857)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	-

Loss from continuing operations applicable to common shareholders	$(5,054)	$(857)

Income (Loss) from Discontinued operations	(30)	(117)

Net Loss applicable to common shareholders	$(5,084)	$(974)

Denominator:
Weighted average number of common shares - basic	20,308,225	20,291,234
Effect of Dilutive Securities:
Stock Awards	71,000	-
Weighted average number of common shares - diluted	20,379,225	20,291,234

Basic and diluted earnings per share
Loss from continuing operations applicable to common shareholders	$(0.25)	$(0.04)

Discontinued operations	$-	$(0.01)

Loss from continuing operations applicable to common shareholders	$(0.25)	$(0.05)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2006 and 2005 totaled $5,031 and $1,960, respectively.

The following additional non-cash investing and financing activities occurred during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Common shares issued as part of the Dividend Reinvestment Plan	$6	$6
Issuance of Stock to Board of Trustees	46	-
Compensation Expense from vesting of Stock Awards	43	-
Issuance of Common LP Units	6,000	-
Increase to minority interest as result of issuance of Common LP Units	5,847	-
Debt assumed in hotel property acquisitions	22,596	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
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

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT and this asset is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005. The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2006 and 2005. The hotel was acquired by the Company in January 2004. We closed on the sale of this hotel in April of 2006. Proceeds from the sale were $3,600 and we estimate the gain on the sale of the property to be approximately $125.

In March of 2006, our Board of Trustees authorized management of the Company to sell four properties located in metropolitan Atlanta, Georgia. These four properties are the Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn Peachtree City. These assets are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of March 31, 2006. The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2006 and 2005. These hotels were acquired by the Company in April and May 2000.

As of March 31, 2006, Debt and Capital Lease Payable related to the assets Held for Sale was $10,730 and consisted of capital lease obligations for the Holiday Inn Express, Hartford, CT and mortgages on the four properties in Georgia. This capital lease obligation is from a third party assumed during the acquisition of the Holiday Inn Express, Hartford, CT. The six year lease is secured by furniture, fixtures and equipment and the hotel property and is amortized over a six year period from the acquisition at a fixed rate of 8.3%. As of December 31, 2005, Debt and Capital Lease payable related to the assets held for sale as of the date was $375 and related to the Holiday Inn Express, Hartford, CT, capital lease.

In addition, during 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in September 2101. For the three months ended March 31, 2006 and 2005, we incurred $75 and $75 in lease expense under this agreement, which have been reclassified to discontinued operations in the statement of operations.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $238 and $440 of interest and capital lease expense to discontinued operations for the three months ended March 31, 2006 and 2005, respectively.

The following table sets forth the components of discontinued operations for the three months ended March 31, 2006 and 2005:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (Continued)

	Three Months Ended March 31,
	2006	2005
Revenue:
Hotel Operating Revenues	$1,953	$3,053

Expenses:
Interest and Capital Lease expense	$238	$440
Land Lease	75	75
Hotel Operating Expenses	1,306	2,208
Real Estate and Personal Property Taxes and Property Insurance	110	137
General and Administrative	-	18
Depreciation and Amortization	259	308

Total Expenses	$1,988	$3,186

Loss from Discontinued Operations before Minority Interest	(35)	(133)
Allocation to Minority Interest	(5)	(16)

Loss from Discontinued Operations	$(30)	$(117)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 - SUBSEQUENT EVENTS

On March 17, 2006, our Board of Trustees declared quarterly cash dividends of $0.18 per common share and unit of limited partnership interest in our operating partnership for the quarter ending March 31, 2006. The common share dividend and limited partnership unit distribution were paid on April 21, 2006 to shareholders and unitholders of record on March 31, 2006. The quarterly dividend pertaining to the Series A Preferred Shares for the first quarter of 2006 was declared on March 17, 2006 to shareholders of record on April 1, 2006 at a rate of $0.50 per share. The dividend was paid on April 17, 2006.

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

General

As of March 31, 2006, we owned interests in 55 hotels in the eastern United States including 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of March 31, 2006, we have leased 37 of our hotels to a wholly-owned TRS, which pays qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of March 31, 2006, we also owned interests in 18 hotels through joint ventures and those hotels are leased to TRSs that are wholly owned by those joint ventures or to TRSs that are owned jointly by our TRS Lessee and our partners in the joint venture. The hotels owned by the joint ventures are managed, pursuant to the terms of certain management agreements, by HHMLP or management companies affiliated with our joint venture partners. As all of our hotels have been leased to the TRS Lessee or a joint venture TRS, we are participating more directly in the operating performance of our hotels. The TRSs directly receive all revenue from, and are required to fund all expenses relating to, hotel operations. The TRSs are also subject to income tax on their earnings.

Operating Results

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through a joint venture interest that are consolidated in our financial statements for the three months ended March 31, 2006 and 2005.

Consolidated Hotels:
	Three Months Ended 3/31/06	Three Months Ended 3/31/05	Percent Increase
Rooms Available	375,448	235,230	59.61%
Rooms Occupied	240,603	140,046	71.80%
Occupancy	64.08%	59.54%	7.63%
ADR	$97.80	$88.54	10.46%
RevPar	$62.67	$52.71	18.90%

Room Revenue	$23,530,527	$12,399,540	89.77%
Total Revenue	$25,854,060	$14,073,813	83.70%

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest for the three months ended March 31, 2006 and 2005.

Unconsolidated Joint Ventures:
	Three Months Ended 3/31/06	Three Months Ended 3/31/05	Percent Increase
Rooms Available	201,628	38,304	426.39%
Rooms Occupied	133,947	27,863	380.73%
Occupancy	66.43%	72.74%	(8.67)%
ADR	$122.77	$124.28	(1.21)%
RevPar	$81.56	$90.40	(9.78)%

Room Revenue	$16,444,330	$3,462,683	374.90%
Total Revenue	$22,652,509	$3,829,943	491.46%

Comparison of the three month period ended March 31, 2006 and 2005 (in thousands, except per share data).

Revenue

Our total revenue for the three month period ended March 31, 2006 consisted substantially of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England. Our total revenue was approximately $23,901 representing an increase of $12,880 or 116.87% compared to total revenues of $11,021 for the three month period ended March 31, 2005. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2005 and improved performance at certain of our hotels. Between March 31, 2005 and December 31, 2005, the Company acquired nine hotels. Revenues for the nine acquired hotels are included in Hotel Operating Revenues for the entire first quarter of 2006. Further, the first quarter of 2006 included revenues for substantially all of the quarter related to a portfolio of three hotels that were purchased on January 3, 2006. In addition to increased revenue from our acquisitions, revenue per available room (RevPAR), average daily rate (ADR), and occupancy at our consolidated hotels have increased in the three months ended March 31, 2006 compared to the same period in 2005.

Since March 31, 2005, the Company has disposed of three properties and has committed to dispose of an additional four properties. Revenues and expenses from the disposed properties and the properties that we have committed to sell are included in income from discontinued operations on the statement of operations for all periods presented.

We acquired unconsolidated joint venture interests in eleven hotel properties since March 31, 2005. The income (loss) from our unconsolidated joint ventures is accounted for utilizing the equity method of accounting, and our portion of the net income (loss) from joint ventures is recorded as “Income (Loss) from Unconsolidated Joint Venture Investments” in our Statement of Operations. Included in Income (Loss) from Unconsolidated Joint Venture Investments for the three months ended March 31, 2006 is our portion of net income (loss) from our joint venture interests in one hotel acquired July 1, 2005, six hotels acquired on August 9, 2005, one hotel acquired on September 15, 2005, one hotel acquired on October 7, 2005, one hotel acquired on October 6, 2005 and one hotel acquired on February 8, 2006 in addition to the three joint venture interests that were in existence for the full three month period ended March 31, 2005. We recognized a loss of $211 for the three months ended March 31, 2006 for the three joint venture interests that were included in our results during the same period in 2005. The loss was driven, in part, by costs incurred to extinguish debt at PRA Glastonbury LLC in the amount of $517. Our investment in unconsolidated joint ventures acquired subsequent to March 31, 2005 contributed $898 in loss for the three months ended March 31, 2006.

Interest and other revenue decreased to approximately $780 during the three month period ended March 31, 2006 from $1,064 in 2005. The Company recorded interest revenue of $428 on its secured development loans during the three month period ended March 31, 2006 as compared to $1,000 during the comparable period in 2005. Additionally, the Company earned interest on short term investments and escrow accounts of $158 and had other revenue of $194 during the period.

Expenses

Total operating expenses increased to approximately $15,958 for the three month period ended March 31, 2006 from $8,092 for the three month period ended March 31, 2005.

Hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005 as mentioned above.

Depreciation and amortization increased from approximately $1,655 in 2005 to $3,796 in 2006, an increase of $2,141 due to additional depreciation expense incurred for the properties acquired since the comparable period in 2005. Interest expense increased approximately $3,992 from $1,630 in 2005 to $5,622 in 2006. The increase is related to indebtedness for the properties acquired since the comparable period in 2005. Real estate and Personal Property Taxes and Property Insurance increased from approximately $775 to $1,487 due to additional expense incurred for the properties acquired since the comparable period in 2005.

General and administrative expense increased by approximately $187 from $977 in 2005 to $1,164 in 2006. General and administrative expenses increased primarily due to higher compensation expense and increased audit and legal expenses incurred during the period and costs associated with the compliance work related to the Sarbanes-Oxley Act.

Net Loss

Net Loss applicable to common shareholders for the three month period ended March 31, 2006 was approximately $5,084 compared to Net Loss of $974 for the same period in 2005.

Operating income for the three months ended March 31, 2006 was $1,338 compared to an operating loss of $582 during the same period in 2005. The $1,920 increase in operating income resulted from improved performance of our portfolio and increased scale of operations that is able leverage administrative costs.

The increase in our operating income was offset by increases in interest expense, which increased $3,992 from $1,630 for the three months ended March 31, 2005 to $5,622 for the three months ended March 31, 2006. The increase in interest expense is the result of our issuance of $51,548 of notes payable in the second quarter of 2005 and mortgages placed on newly acquired properties.

Net loss applicable to common shareholders was also negatively impacted by $1,200 in preferred dividends resulting from our issuance of 8.0% cumulative preferred securities in the third quarter of 2005.

Included in Net loss applicable to common shareholders for the three months ended March 31, 2006 is $30 loss from discontinued operations compared to $117 loss during the same period in 2005. Loss from discontinued operations results from the operations of two properties that were sold in June of 2005 and the hotel properties we have committed to sell.

In addition to the loss from Unconsolidated Joint Venture Investments, net loss was negatively impacted due to additional interest expense, real estate and personal property taxes and property insurance. Net Loss was also negatively impacted by the payment of dividends on our 8.0% Series A Preferred Shares. Dividends on these shares increased the Net Loss applicable to common shareholders by $1,200.

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

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts, pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010 and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $935 was recorded for the three months ended March 31, 2006.

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

On April 28, 2006, we completed a public offering of 6,520,000 common shares at $9.00 per share. On May 9, 2006, the underwriter exercised its over-allotment option with respect to this offering, and we issued an additional 977,500 common shares at $9.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $63,400. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $30,000 was used to repay indebtedness and approximately $19,500 was used to fund property acquisitions.

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. Outstanding borrowings under the line of credit bear interest at the Company’s option of either the bank’s prime rate of interest minus .50% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.25%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenues. The line of credit expires on December 31, 2008 and replaces the Sovereign Bank Line of Credit. This revolving credit loan replaced both the secured and unsecured lines of credit that we previously maintained.

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

Cash Flow Analysis

Net cash provided by operating activities for the three months ended March 31, 2006 and 2005 was $3,315 and $286 respectively. The increase in net cash provided by operating activities was primarily the result of an increase in the number of hotels owned and operated over the same period in 2005. Also, cash distributions from unconsolidated joint ventures of $1,135 were received during the three months ended March 31, 2006. A decrease in due from related parties and an increase in accounts payable and accrued expenses resulted in increased cash provided by operating activities over the same period in 2005. This was partially offset by an increases in hotel accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 increased $63,979, from $9,606 in the three months ended March 31, 2005 compared to $73,585 for the three months ended March 31, 2006. Net cash used for the purchase of hotel properties and advances and capital contributions for unconsolidated joint ventures increased $81,567 in the three months ended March 31, 2006 over the same period in 2005. In addition, cash used for deposits on hotel acquisitions that closed subsequent quarter end increased $2,515. These uses of cash were partially offset by an increase in the repayments of development loans to related parties, net of additional investments, of $17,100. Cash provided by distributions from unconsolidated joint ventures during the three months ended March 31, 2006 increased $2,760 over the same period in 2005.

Net cash provided by financing activities for the three months ended March 31, 2006 was $66,169 compared to cash used in financing activities of $5,197 for the three month period ended March 31, 2005. This was, in part, the result of an increase of $35,500 in proceeds from mortgages and notes payable related to hotels acquired during the three months ended March 31, 2006 over the same period in 2005. Also, net borrowings under our line of credit were $37,243 during the three months ended March 31, 2006, we had net repayments of borrowings under our line of credit of $627 during the same period in 2005. The increase in net cash provided by financing activities for the three months ended March 31, 2006 was partially offset by in an increase in dividends paid of $1,200 due to the issuance of preferred shares in the third quarter of 2005.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO as defined by NAREIT is net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, plus certain non-cash items, such as depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. With respect to FFO from unconsolidated joint ventures, we also add back depreciation resulting from purchase price of the joint venture interest in excess of the joint ventures basis in its hotels.

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of Hersha’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be meaningful, additional measures of operating performance because they excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because they are widely used by industry analysts as a performance measure. We show both FFO from consolidated hotels and FFO from unconsolidated joint ventures because we believe it is meaningful for the investor to understand the relative contributions from our consolidated and unconsolidated hotels. The display of both FFO from consolidated hotels and FFO from unconsolidated joint ventures allows for a detailed analysis of the operating performance of our hotel portfolio by management and investors. Comparison of our presentation of FFO to similarly titled measures for other REITs is not necessarily meaningful due to the differences in the calculations used by us and other REITs.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except per share data)
	Three Months Ending
	3/31/2006	3/31/2005
Net Loss applicable to common shares
Less:	$(5,084)	$(974)
Loss (Income) from Unconsolidated Joint Ventures
Add:	1,110	(49)
Depreciation and amortization
Funds from Consolidated Hotel Operations	3,796	1,655
	(178)	632
(Loss) Income from Unconsolidated Joint Ventures
Add:	(1,110)	49
Depreciation and amortization of purchase price in excess of historical cost	475	-
Interest in depreciation and amortization of unconsolidated joint venture	1,021	257
Funds from Unconsolidated Joint Ventures Operations	386	306

Funds from Operations	$208	$938

FFO was $208 for the three month period ended March 31, 2006, which was decrease of $730 over FFO in the comparable period in 2005, which was $938. The decrease in FFO was primarily a result of increases in interest expense of $3,992 over the same period in 2005 and preferred dividends of $1,200 as a result of issuance of preferred shares in the third quarter of 2005. FFO was negatively impacted by start up costs at hotels that were recently acquired and are still in the ramp up or stabilization phase. FFO was also negatively impacted by increases in our general and administrative expenses during the period ended March 31, 2006 as a result of additional compensation, legal and accounting expenses incurred during the period. This was offset by a strengthened economy; the benefits of asset acquisitions since March 31, 2005, continued stabilization and maturation of the existing portfolio and continued attention to the average daily rate.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We directly recognize revenue and expense for all consolidated hotels as “Hotel Operating Revenue” and “Hotel Operating Expense” when earned and incurred. Included in hotel operating revenues is primarily room revenues and revenue from other hotel operating departments. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All revenues are recorded on an accrual basis, as earned. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred.

Stock Compensation

We apply Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS 123R) whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant -date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. We granted 71,000 shares of Stock Awards in the second quarter of 2005, at fair value of $9.60 per share vesting over four years. This resulted in $43 in compensation expense for the three months ended March 31, 2006. There were no options issued during the three months ended March 31, 2006. There were no shares or options issued in the three months ended March 31, 2005.

Allowance for Doubtful Accounts

Accounts receivable are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management. Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts.  Our evaluation of the adequacy of the allowance for doubtful accounts is based on known or inherent credit risks, economic conditions in the markets our hotels operate, past experience, and other factors. This evaluation requires judgment and is inherently subjective. Deterioration in the quality of our hotel accounts receivable or other receivables could require us to record additional allowance.

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company's exposure to increased cash payments due to increases in variable interest rates. During the three months ended March 31, 2006, these derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. We have reviewed each of our hotel properties at March 31, 2006 for impairment and, based on our estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at any of our hotels.

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

Our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT CNL Metro Hotels, LP; PRA Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hiren Boston, LLC; South Bay Boston, LLC, SB Partners, LLC; LTD Associates One, LLC; HT LTD Williamsburg LLC; LTD Associates Two, LLC; HT LTD Williamsburg Two LLC; Hersha Statutory Trust I; Hersha Statutory Trust II; HPS Seaport LLC & BCM, LLC; Affordable Hospitality Associates, LP; Philly One TRS, LLC; and 44 Windsor Locks Hospitality, LLC.

Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, each of the following entities were determined to be a VIE: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC; Philly One TRS, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.

We have consolidated the operations of the Logan Hospitality Associates, LLC; LTD Associates One, LLC; LTD Associates Two, LLC; and Affordable Hospitality Associates, LP joint ventures because each entity is a voting interest entity and the Company owns a majority voting interest in the venture.

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

We hold an investment in development loan receivables with HPS Seaport LLC & BCM, LLC and 44 Windsor Locks Hospitality, LLC. We have determined that each borrower has sufficient equity at risk, a controlling financial interest and an obligation to absorb expected losses and expected gains, including residual returns of the entity. These entities are voting interest entities and because we have no voting interest they are not consolidated.

Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Also, Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC; and Philly One TRS, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity.

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

Subsequent Events

On March 17, 2006, our Board of Trustees declared quarterly cash dividends of $0.18 per common share and unit of limited partnership interest in our operating partnership for the quarter ending March 31, 2006. The common share dividend and limited partnership unit distribution were paid on April 21, 2006 to shareholders and unitholders of record on March 31, 2006. The quarterly dividend pertaining to the Series A Preferred Shares for the first quarter of 2006 was declared on March 17, 2006 to shareholders of record on April 1, 2006 at a rate of $0.50 per share. The dividend was paid on April 17, 2006.

On April 28, 2006, we completed a public offering of 6,520,000 common shares at $9.00 per share. On May 9, 2006, the underwriter exercised its over-allotment option on these shares, and we issued an additional 977,500 common shares at $9.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $63,400. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $30,000 was used to repay indebtedness and approximately $19,500 was used to fund property acquisitions.

On April 25, 2006, we acquired the 100-room Hawthorn Inn & Suites in Franklin, Massachusetts for $12.0 million.

On May 1, 2006 we acquired the 96-room Residence Inn and the 84-room Comfort Inn for $15.0 million and $4.75 million, respectively.

On May 3, 2006, we acquired the 112-room Holiday Inn Express, Cambridge, Massachusetts for approximately $12.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At March 31, 2006, we maintained a balance under our Line of Credit of $37,243. The total floating rate mortgages payable of $72,602 had a current weighted average interest rate of 7.85%. The total fixed rate mortgages payable of $240,881 had a current weighted average interest rate of 6.71%. The carrying value of all of our fixed rate debt approximates fair value.

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

Approximately 76.8% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through an interest rate swap, while approximately 23.2% of our outstanding mortgages payable are subject to floating rates, including the debt whose rate is limited by an interest rate cap. The total weighted average interest rate on our debt and Line of Credit as of March 31, 2006 was approximately 7.00%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended March 31, 2006, our interest expense for the three months ended March 31, 2006 would have been increased or decreased by approximately $196.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at March 31, 2006, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate Debt	$1,951	$5,392	$20,323	$15,633	$26,503	$171,079	$240,881
Average Interest Rate	6.66%	6.63%	6.66%	6.65%	6.34%	6.34%	6.55%
Floating Rate Debt	$602	$815	$35,061	$21,202	$12,298	$2,624	$72,602
Average Interest Rate	7.88%	7.88%	8.01%	7.72%	7.58%	7.58%	7.77%

The table incorporates only those exposures that existed as of March 31, 2006 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

At March 31, 2006, the fair value of the interest rate cap and the interest rate swap were $51 and $93, respectively and are included in assets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in assets and the fair value of the interest rate swap was $0. The change in net unrealized gains/losses of $117 and $198 for the three months ended March 31, 2006 and 2005, respectively, for derivatives designated as cash flow hedges. Hedge ineffectiveness of $4 and $4 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the three months ended March 31, 2006 and 2005, respectively.

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

Changes in Internal Control Over Financial Reporting

In connection with our annual assessment of internal control over financial reporting, management identified certain material weaknesses in internal control, which are described in our Annual Report on Form 10-K for the year ended December 31, 2005. In response to the material weaknesses identified by the Company, the Company and HHMLP have taken certain remedial measures in response to identified material weaknesses. To date, those remedial measures include the following:

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

Except as described above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits Required by Item 601 of Regulation S-K.

10.1
Revolving Credit Loan and Security Agreement, dated January 17, 2006, by and between Hersha Hospitality Limited Partnership, Hersha Hospitality Trust and Commerce Bank N.A (filed with the SEC as Exhibit 10.1 to the Form 8-K filed on January 23, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.2
Contribution Agreement, dated as of January 19, 2006, by and among Shanti III Associates, Kunj Associates, Devi Associates, Shree Associates, David L. Desfor, Ashish R. Parikh, Sal Shahriar, The Hasu and Hersha Shah 2004 Trust FBO Neil H. Shah, The Hasu and Hersha Shah 2004 Trust FBO Jay H. Shah, Metro JFK Associates LLC, and Hersha Hospitality Limited Partnership (filed with the SEC as Exhibit 10.1 to the Form 8-K filed on January 25, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.3
Limited Partnership Interests Purchase Agreement, dated as of the 19th day of January, 2006, by and among Affordable Hospitality, Inc.; 3344 Associates; Hersha Capital, Inc.; Affordable Hospitality Associates, LP; Hersha Hospitality Limited Partnership and Race Street, LLC (filed with the SEC as Exhibit 10.2 to the Form 8-K filed on January 25, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.4
Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC; Waterford Hospitality Group, LLC and First American Title Insurance Company (filed with the SEC as Exhibit 10.5 to the Form 8-K filed on February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.5
Second Amendment to Limited Liability Company Operating Agreement of Mystic Partners, LLC, dated February 8, 2006 (filed with the SEC as Exhibit 10.6 to the Form 8-K filed on February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.6
First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed with the SEC as Exhibit 10.7 to the Form 8-K filed on February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.7
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed with the SEC as Exhibit 10.8 to the Form 8-K filed on February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.8
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed with the SEC as Exhibit 10.9 to the Form 8-K filed on February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.9
Supplemental Limited Joinder, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors LLC (filed with the SEC as Exhibit 10.10 to the Form 8-K filed on February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

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

HERSHA HOSPITALITY TRUST
(Registrant)

May 10, 2006	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer