Form 10-Q
period 2006-06-30
HERSHA HOSPITALITY TRUST
filed 2006-08-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

☐ Yes   ☒ No

As of June 30, 2006, the number of Class A common shares of beneficial interest outstanding was 27,967,214.

Hersha Hospitality Trust
Table of Contents for Form 10-Q Report

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2006 [UNAUDITED] AND DECEMBER 31, 2005
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	(UNAUDITED)
	June 30, 2006	December 31, 2005
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$488,195	$317,980
Investment in Joint Ventures	55,370	55,981
Development Loan Receivables from Related Parties	32,016	32,450
Cash and Cash Equivalents	4,846	8,780
Escrow Deposits	10,345	7,329
Hotel Accounts Receivable	5,512	2,211
Deferred Costs, net of Accumulated Amortization of $1,169 and $1,437	5,256	4,131
Due from Related Parties	3,785	2,799
Intangible Assets, net of Accumulated Amortization of $536 and $478	5,415	4,681
Other Assets	20,273	15,606
Hotel Assets Held for Sale	17,140	3,407

Total Assets	$648,153	$455,355

Liabilities and Shareholders’ Equity:
Line of Credit	$32,034	$-
Mortgages and Notes Payable	343,109	256,146
Capital Lease Payable	739	-
Accounts Payable and Accrued Expenses	10,559	6,969
Advance Deposits	389	130
Dividends and Distributions Payable	6,623	5,151
Due to Related Parties	4,881	4,655
Liabilities Related to Hotel Assets Held for Sale	10,289	375

Total Liabilities	$408,623	273,426

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2006 [UNAUDITED] AND DECEMBER 31, 2005
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	(UNAUDITED)
	June 30, 2006	December 31, 2005
Minority Interests:
Common Units	$26,379	$15,147
Interest in Consolidated Joint Ventures	2,955	2,079

Total Minority Interests	29,334	17,226

Shareholder's Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 10,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding at June 30, 2006 and December 31, 2005 (Aggregate Liquidation Preference $60,000 at June 30, 2006 and December 31, 2005, Respectively)	24	24

Common Shares - Class A, $.01 Par Value, 50,000,000 Shares Authorized, 27,824,464 and 20,302,752 Shares Issued and Outstanding at June 30, 2006 and December 31, 2005, Respectively	278	203

Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	478	327
Additional Paid-in Capital	250,047	193,228
Distributions in Excess of Net Income	(40,631)	(29,079)

Total Shareholder's Equity	210,196	164,703

Total Liabilities and Shareholders’ Equity	$648,153	$455,355

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue:
Hotel Operating Revenues	$38,183	$19,122	$62,084	$30,126

Expenses:
Hotel Operating Expenses	21,392	10,857	37,350	18,952
Land Lease	216	109	378	217
Real Estate and Personal Property Taxes and Property Insurance	1,460	837	2,947	1,611
General and Administrative	1,812	1,135	2,976	2,113
Depreciation and Amortization	4,609	2,096	8,405	3,751
Total Operating Expenses	29,489	15,034	52,056	26,644

Operating Income	8,694	4,088	10,028	3,482

Interest Income	322	64	480	101
Interest Income - Secured Loans Related Party	295	911	723	1,911
Other Revenue	230	159	424	203
Interest Expense	5,923	2,633	11,541	4,259
Debt Extinguishment	908	-	1,163	-
Income (loss) before income (loss) from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	2,710	2,589	(1,049)	1,438

Income (loss) from Unconsolidated Joint Venture Investments	769	279	(341)	328

Income (Loss) before Minority Interests and Discontinued Operations	3,479	2,868	(1,390)	1,766

Income (Loss) allocated to Minority Interests in Continuing Operations	690	399	(325)	157
Income (Loss) from Continuing Operations	2,789	2,469	(1,065)	1,609

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	434	1,161	434	1,161
Income (Loss) from Discontinued Operations	153	125	123	9
Income from Discontinued Operations	587	1,286	557	1,170

Net Income (Loss)	3,376	3,755	(508)	2,779
Preferred Distributions	1,200	-	2,400	-

Net Income (Loss) applicable to Common Shareholders	$2,176	$3,755	$(2,908)	$2,779

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006		June 30, 2005
Earnings Per Share:
BASIC
Income (loss) from continuing operations applicable to common shareholders	$0.06	$0.12	$(0.15)		$0.08
Income from Discontinued Operations	$0.03	$0.07	$0.02		$0.06

Net Income (Loss) applicable to common shareholders	$0.09	$0.19	$(0.13)		$0.14

DILUTED
Income (loss) from continuing operations applicable to common shareholders	$0.06	$0.12	$(0.15	) *	$0.08
Income from Discontinued Operations	$0.03	$0.06	$0.02	*	$0.06

Net Income (Loss) applicable to common shareholders	$0.09	$0.18	$(0.13	) *	$0.14

Weighted Average Common Shares Outstanding:
Basic	25,469,708	20,293,169	22,903,225		20,292,167
Diluted	29,056,539	23,159,013	22,903,225	*	23,146,372

*
Partnership units and stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the six months ended June 30, 2006 since the effect of including these amounts in the denominator would be anti -dilutive.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	June 30, 2006	June 30, 2005
Operating activities:
Net (Loss) Income	$(508)	$2,779
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	(497)	(1,323)
Depreciation	8,591	4,370
Amortization	563	184
Debt Extinguishment	1,163	-
(Loss) income allocated to minority interests	(238)	320
Equity in loss (income) of unconsolidated joint ventures	341	(328)
Distributions from unconsolidated joint ventures	1,135	-
Gain recognized on change in fair value of derivative instrument	(65)	(7)
Stock based compensation expense	103	-
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(3,217)	(1,971)
Escrow deposits	(1,326)	(3,190)
Other assets	870	(2,019)
Due from related party	(986)	(455)
Increase (decrease) in:
Advance deposits	259	164
Due to related party	178	688
Accounts payable and accrued expenses	3,695	6,290
Net cash provided by operating activities	10,061	5,502

Investing activities:
Purchase of hotel property assets	(144,816)	(135,448)
Capital expenditures	(5,124)	(1,222)
Proceeds from disposition of hotel assets held for sale	3,665	5,570
Deposits on hotel acquisitions	(15,207)	(6,700)
Purchase of franchise fees	(48)	(347)
Investment in common stock of Trust entities	-	(1,548)
Investments in notes receivable	-	(442)
Repayment of notes receivable	1,843	-
Investment in development loans to related parties	(33,116)	(17,032)
Repayment of development loans to related parties	33,550	-
Distributions from unconsolidated joint venture	3,153	392
Investments in and advances to unconsolidated joint ventures	(4,018)	-
Net cash used in investing activities	(160,118)	(156,777)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	June 30, 2006	June 30, 2005
Financing activities:
Proceeds from borrowings under line of credit	115,702	97,825
Repayment of borrowings under line of credit	(83,668)	(96,907)
Principal repayment of mortgages and notes payable	(57,796)	(1,881)
Proceeds from mortgages and notes payable	119,933	150,191
Proceeds from settlement of interest rate derivative	79	-
Cash paid for deferred financing costs	(455)	(2,292)
Proceeds from issuance of common stock	63,766	-
Stock issuance costs	(413)	-
Distributions to consolidated joint venture minority interest	(150)	(73)
Contributions from consolidated joint venture minority interest	-	198
Dividends paid on common shares	(7,336)	(7,319)
Dividends paid on preferred shares	(2,400)	-
Distributions paid on common partnership units	(1,139)	(1,023)
Net cash provided by financing activities	146,123	138,719

Net decrease in Cash and Cash Equivalents	(3,934)	(12,556)
Cash and Cash Equivalents - beginning of period	8,780	20,614

Cash and Cash Equivalents - end of period	$4,846	$8,058

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
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

As of June 30, 2006, the Company, through the Partnership and subsidiary partnerships, owned forty limited and full service hotels. All of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England.

In addition to the wholly owned hotel properties, as of June 30, 2006, the Company owned joint venture interests in nineteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

Joint Venture	Ownership	Property	Location	Lessee

Unconsolidated Joint Ventures
Inn America Hospitality at Ewing, LLC	50.0%	Courtyard	Ewing/Princeton, NJ	Hersha Inn America TRS Inc.
HT CNL Metro Hotels, LP	33.3%	Hampton Inn	Chelsea/Manhattan, NY	Hersha/CNL TRS Inc
PRA Glastonbury, LLC	40.0%	Hilton Garden Inn	Glastonbury, CT	Hersha PRA TRS, Inc
PRA Suites at Glastonbury, LLC	40.0%	Homewood Suites	Glastonbury, CT	Hersha PRA LLC
Mystic Partners, LLC	66.7%	Marriott	Mystic, CT	Mystic Partners Leaseco, LLC
	8.8%	Hilton	Hartford, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Norwich, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Warwick, RI	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Danbury, CT	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Mystic, CT	Mystic Partners Leaseco, LLC
	44.7%	Residence Inn	Southington, CT	Mystic Partners Leaseco, LLC
	66.7%	Springhill Suites	Waterford, CT	Mystic Partners Leaseco, LLC
	15.0%	Marriott	Hartford, CT	Mystic Partners Leaseco, LLC
Hiren Boston, LLC	50.0%	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners, LLC	50.0%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC

Consolidated Joint Ventures
Logan Hospitality Associates, LLC	55.0%	Four Points - Sheraton	Revere/Boston, MA	Revere Hotel Group, LLC
LTD Associates One, LLC	75.0%	Springhill Suites	Williamsburg, VA	HT LTD Williamsburg One LLC
LTD Associates Two, LLC	75.0%	Residence Inn	Williamsburg, VA	HT LTD Williamsburg Two LLC
Affordable Hospitality Associates, LP	80.0%	Hampton Inn	Philadelphia, PA	Philly One TRS, LLC

Hersha Inn America TRS Inc; Hersha/CNL TRS Inc.; Hersha PRA TRS, Inc; South Bay Sandeep, LLC; and Revere Hotel Group, LLC, are each a TRS wholly-owned by their respective joint ventures. Mystic Partners, LLC owns an interest in nine hotel properties. Our interest in Mystic Partners, LLC is relative to our interest in each of the nine properties owned by the joint venture as defined in the joint venture’s governing documents. Each of the nine properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and our joint venture partner in Mystic Partners, LLC. Hersha PRA LLC, South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC, Philly One TRS, LLC, lease properties from each respective joint venture and are owned by 44 New England and our joint venture partner in each venture.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. Hersha Hospitality Management, LP (“HHMLP”) serves as the manager for all of the wholly owned assets and joint venture assets, except for the properties owned by Mystic Partners, LLC; Hiren Boston, LLC; SB Partners, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC. These properties are managed by parties related to our partners in those joint ventures. HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

We follow the provisions of Financial Accounting Standards Board FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” as revised.(“FIN 46R”). FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in any variable interest entity (“VIE”) through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; HT CNL Metro Hotels, LP; PRA Glastonbury, LLC; PRA Suites at Glastonbury, LLC; Hersha PRA LLC; Inn America Hospitality at Ewing, LLC; Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hiren Boston, LLC; South Bay Boston, LLC, SB Partners, LLC; LTD Associates One, LLC; HT LTD Williamsburg LLC; LTD Associates Two, LLC; HT LTD Williamsburg Two LLC; Hersha Statutory Trust I; Hersha Statutory Trust II; Affordable Hospitality Associates, LP; Philly One TRS, LLC; and Risingsam Hospitality, LLC, Risingsam Union Square, LLC, and Brisam Management, LLC.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, each of the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC; Philly One TRS, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Also, Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg LLC; HT LTD Williamsburg Two LTD LLC; and Philly One TRS, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

We have consolidated the operations of the Logan Hospitality Associates, LLC; LTD Associates One, LLC; LTD Associates Two, LLC; and Affordable Hospitality Associates, LP joint ventures because each entity is a voting interest entity and the Company owns a majority voting interest in the venture.

Our investments in HT/CNL Metro Hotels, LP; PRA Glastonbury, LLC; PRA Suites at Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; Hiren Boston, LLC; and SB Partners, LLC represent non-controlling ownership interests in the ventures. All of these entities are voting interest entities. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our share of equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements, and subsequent contributions or distributions in these entities.

We hold an investment in development loan receivables with Risingsam Union Square, LLC, Risingsam Hospitality, LLC, and Brisam Management, LLC. We have determined that each borrower has sufficient equity at risk, a controlling financial interest and an obligation to absorb expected losses and expected gains, including residual returns of the entity. These entities are voting interest entities and because we have no voting interest they are not consolidated.

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

Investment in Hotel Properties

Investment in hotel properties is stated at cost. Depreciation for financial reporting purposes is principally based upon the straight-line method.

The estimated lives used to depreciate the hotel properties are as follows:

Building and Improvements	15 to 40 Years

Furniture, Fixtures and Equipment	5 to 7 Years

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
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

Minority Interest

Minority Interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of June 30, 2006 and 2005 was 88.9% and 87.7%, respectively.

We also maintain minority interests for the equity interest owned by third parties in Logan Hospitality Associates, LLC; LTD Associates One, LLC; LTD Associates Two, LLC; and Affordable Hospitality, LP. Third parties own a 45% interest in Logan Hospitality Associates, LLC; a 25% interest in each of LTD Associates One LLC and LTD Associates Two, LLC; and a 20% interest in Affordable Hospitality Associates, LP. We allocate the income (loss) of these joint ventures to the minority interest in consolidated joint venture account based upon the ownership of the entities, preferences in distributions of cash available and the terms of each ventures liquidation.

Shareholder’s Equity

On August 5, 2005, we completed a public offering of 2,400,000 of 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,750. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

On April 28, 2006, we completed a public offering of 6,520,000 common shares at $9.00 per share. On May 9, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 977,500 common shares at $9.00 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $63,400. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $30,000 was used to repay indebtedness and approximately $19,500 was used to fund property acquisitions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

We review the carrying value of each hotel property in accordance with SFAS No. 144 to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel property. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We perform undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Hotel properties held for sale are presented at the lower of carrying amount or fair value less cost to sell.

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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 40 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had operating income for financial reporting purposes for the period ended June 30, 2006, however no income taxes are recorded in the Consolidated Statement of Operations because net operating loss carryforwards are sufficient to offset tax liabilities incurred as a result of this operating income.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Land	$79,990	$32,430
Buildings and Improvements	395,356	283,791
Furniture, Fixtures and Equipment	61,111	43,528
Construction in Progress	1,553	-
	538,010	359,749

Less Accumulated Depreciation	(49,815)	(41,769)

Total Investment in Hotel Properties	$488,195	$317,980

2006 Transactions

The following acquisitions were made by HHLP, our operating partnership.

New Jersey and Pennsylvania Portfolio. On January 3, 2006, we acquired the 118-room Fairfield Inn & Suites in Mt. Laurel, New Jersey, the 103-room Fairfield Inn & Suites in Bethlehem, New Jersey, and the 118-room Langhorne Courtyard in Langhorne, Pennsylvania in one transaction, for a total purchase price of approximately $41,261 which included $250 in deposits included in the balance sheet on December 31, 2005. The total purchase price is subject to a post closing adjustment on June 30, 2007, which may increase the purchase price by an amount of up to $2,500.

Courtyard, Scranton, Pennsylvania. On February 1, 2006, we acquired the 120-room Courtyard in Scranton, Pennsylvania for approximately $8,817 in cash.

Residence Inn, Tyson’s Corner, Virginia. On February 2, 2006, we acquired the 96-room Residence Inn in Tyson’s Corner, Virginia for approximately $20,130 which included the assumption of $9,596 in debt.

Hampton Inn, Philadelphia, Pennsylvania. On February 15, 2006, we acquired an 80% interest in Affordable Hospitality Associates, LP, the owner of the land, improvements and certain personal property of the 250-room Hampton Inn (Center City) in Philadelphia for approximately $25,067 which included $3,000 in deposits included in the balance sheet on December 31, 2005. Our ownership interest entitles us to a 9.0% participating preferred return on our capital contribution.

Hilton Garden Inn, JFK Airport, New York. On February 16, 2006, we acquired 100% of the outstanding ownership interests in Metro JFK Associates, LLC, the owner of a leasehold interest in the land, improvements and certain personal property of the Hilton Garden Inn - JFK Airport, located in Jamaica, New York, for approximately $29,165. The purchase price includes the assumption of $13,000 in debt, $6,000 in newly issued units of our operating partnership, $5,000 in deposits that were on the balance sheet as of December 31, 2005, and cash.

KW Portfolio. On April 25, 2006 we acquired the 100-room Hawthorn Inn & Suites in Franklin, Massachusetts for $12,034. On May 1, 2006, we acquired the 96-room Residence Inn and the 84-room Comfort Inn for $14,811 and $4,838, respectively.

Holiday Inn Express, Cambridge, Massachusetts. On May 3, 2006, we acquired the 112-room Holiday Inn Express, Cambridge, Massachusetts for approximately $12,227.

Land- 39th and 8th Avenue. On June 28, 2006, we purchased land at 39th and 8th Avenue, New York City, for $21,774 plus closing costs and leased the land to Metro 39th Street Associates, LLC, a related party.

In addition, in June, the Company signed definitive agreements to purchase the 161-room Hampton Inn in Farmingville, New York and the seven story 133-room Holiday Inn Express in Hauppauge, New York for a total of $39.5 million.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)

The purchase price, including transaction costs, and the allocation of purchase price to land; building and improvements; furniture, fixtures and equipment; and franchise fees and loan costs is as follows:

Hotel	Location	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Assumed Debt
NJ and PA Portfolio		1/3/2006	$6,207	$30,951	$3,978	$125	-	$41,261	-
Courtyard by Marriott	Scranton, PA	2/1/2006	761	7,168	831	57	-	$8,817	-
Residence Inn	Tyson’s Corner, VA	2/2/2006	11,233	7,306	1,390	201	-	$20,130	9,596
Hilton Garden Inn	JFK Airport, NY	2/16/2006	N/A	25,001	3,621	317	226	$29,165	13,000
KW Portfolio	Massachusetts	4/25/2006, 5/1/2006	4,708	22,863	3,919	193	-	$31,683	9,020
Holiday Inn Express	Cambridge, Massachusetts	5/3/2006	1,956	9,827	444	-	-	$12,227	-
8th Avenue	New York	6/28/2006	21,774	-	-	-	-	$21,774	-
Total Wholly Owned Acquisitions			$46,639	$103,116	$14,184	$893	$226	$165,057	$31,616

Hampton Inn (Affordable Hospitality)	Philadelphia, PA	2/15/2006	$2,928	$21,062	$3,029	$117	$-	$27,136	$873
Total Consolidated Joint Venture Acquisitions			$2,928	$21,062	$3,029	$117	$-	$27,136	$873

Total 2006 Acquisitions			$49,567	$124,178	$17,213	$1,010	$226	$192,193	$32,489

All of the newly acquired wholly owned hotels are leased to the TRS Lessee and managed by HHMLP. The Hampton Inn, Philadelphia, Pennsylvania is leased to an entity that is owned by the TRS Lessee and our joint venture partner.

Included in the acquisition of the Hilton Garden Inn at the JFK Airport, New York, was a land lease for the underlying land with a remaining term of approximately 93 years. The remaining lease payments were determined to be below market value and as a result purchase price was allocated to an intangible asset with a value of $226. Included in the acquisition of the Courtyard by Marriott in Brookline, Massachusettes in 2005, was a prepaid land lease for the underlying land with a remaining term of approximately 90 years. This prepaid land lease is classified as an intangible asset with a value of $3,570. Both lease intangibles are recorded in other assets on the consolidated balance sheet and are being amortized over the remaining life of the leases.

The interest rate on the fixed rate debt assumed in the acquisitions of the KW Portfolio is 5.67% and was below the market rate of interest on the date of the acquisition. As a result, a discount of $354 was recorded and reduces the principal balance recorded in mortgages and notes payable. The discount is being amortized over the remaining life of the debt and is recorded as interest expense. Interest rates on debt assumed in the acquisition of Residence Inn, Tyson’s Corner, Virginia and Hilton Garden Inn, JFK Airport, New York were at market rates.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)

Subsequent to June 30, 2006, we closed on the acquisition of the following property or entered into a contract for the following transaction:

Residence Inn, Norwood, Massachusetts. On July 27, 2006, we purchased the newly constructed 96-room Residence Inn in Norwood, Massachusetts for approximately $14,925. The purchase price includes the assumption of $8,000 in debt, $3,940 in newly issued units of our operating partnership, and $2,985 in cash.

Holiday Inn Conference Center, New Cumberland, Pennsylvania. We terminated our lease with 44 New England for the Holiday Inn Conference Center in New Cumberland, Pennyslvania. Effective July 1, 2006, we now lease the hotel to a third party, who has committed to purchase the property at the end of the five-year lease term.

Land - 41st Street, New York. On July 28, 2006, we purchased land at 440 West 41st Street, New York City, for $21,500 plus closing costs and leased the land to Metro Forty First Street, LLC, a related party.

The following condensed pro forma financial is presented as if the acquisitions of the KW Portfolio; Holiday Inn Express, Cambridge; NY and PA Portfolio; Courtyard by Marriott, Scranton, Pennsylvania; Residence Inn, Tyson’s Corner, Virginia; Hampton Inn, Philadelphia, Pennsylvania; Fairfield Inn, Laurel, Maryland; McIntosh Portfolio; Courtyard by Marriott, Brookline, Massachussettes; Springhill Suites, Williamsburg, Virginia; and Residence Inn, Williamsburg, Virginia had been consummated as of January 1, 2005. All of the other acquisitions listed above were either purchased without any operating history or did not have a full year's operating history in 2005. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Pro Forma Total Revenues	$39,215	$34,903	$68,013	$59,184
Pro Forma Income (Loss) from Continuing Operations	$2,824	$4,628	$(311)	$2,989
Pro Forma Income (Loss) from Continuing Operations per Common Share-Basic	$0.11	$0.23	$(0.01)	$0.15
Pro Forma Income (Loss) from Continuing Operations per Common Share-Diluted	$0.11	$0.23	$(0.01)	$0.15

Weighted Average Common Shares Outstanding
Basic	25,469,708	20,293,169	22,903,225	20,292,167
Diluted	29,056,539	23,159,013	22,903,225	23,146,372

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

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

On October 7, 2005, we acquired a 49.9% interest in SB Partners, LLC (“SB Partners”), the owner of a 118 room Holiday Inn Express in South Boston, Massachusetts, for approximately $2,250. This hotel will be leased to South Bay Sandeep, LLC, a TRS wholly owned by SB Partners, and managed by an affiliate of our joint venture partner. Our joint venture partner and the manager of the property are owned by certain members that have an interest in Hiren and are unaffiliated with the Company. The SB Partners joint venture agreement provides for a 10% preferred return during the first two years of the venture based on our equity interest in SB Partners. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 50% to us. Subsequent to this initial two year period, cash distributions will be made 50% to us and 50% to our joint venture partners in SB Partners. In accordance with SOP 78-9, SB Partners allocates income to us and our joint venture partner consistent with the allocation of cash distributions and liquidating distributions.

In June 2005, we entered into a joint venture with Waterford Hospitality and Mystic Hotel Investors, LLC (“MHI,” and together with Waterford, the “MHI Parties”), pursuant to which the parties agreed to establish Mystic Partners, LLC (“Mystic”). The MHI Parties contributed to Mystic Partners its membership interests in a portfolio of nine entities that own nine Marriott- or Hilton-branded hotels in Connecticut and Rhode Island. Aggregate fair value of the contributed properties was approximately $250,000. We contributed approximately $40,000 in cash to Mystic Partners in exchange for a 66.7% preferred equity interest in the seven stabilized hotel properties in the portfolio and a 50% preferred equity interest in the two newly-developed hotel properties in the portfolio, subject to minority interest participations in certain hotels.

On February 8, 2006, Mystic Partners closed on the acquisition of the 409 room Hartford Marriott in Hartford, Connecticut, the final hotel in the portfolio to be acquired by Mystic. The acquisition included the hotel, improvements, certain personal property and a pre-paid airspace sublease relating to airspace comprising a portion of the Hartford Convention Center. We contributed approximately $6,700 to Mystic Partners, and the Waterford Parties contributed its Membership Interests in the Owner of the Hartford Marriott. In conjunction with this closing, the Mystic Partners agreed to adjust each party’s equity ownership interest in the two development properties, the Hartford Hilton and the Hartford Marriott, as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

	Hersha	MHI Parties
Hartford Hilton	8.8%	79.2%
Hartford Marriott	15.0%	81.0%

Both the Hartford Hilton and the Hartford Marriott properties maintain minority interest ownership from unrelated third party investors for approximately 12.0% and 4.0%, respectively.

Additionally, the amendment provides us with the option to purchase up to a 50.0% equity ownership interest in Mystic Partners’ equity interest in the Hartford Hilton and the Hartford Marriott, respectively, at a price determined in accordance with the Amendment. Also, the Company entered into an agreement whereby we and MHI jointly and severally guarantee the performance of the terms of a loan to Adriaen’s Landing Hotel, LLC, owner of the Hartford Marriott, in the amount of $50,000, and 315 Trumbull Street Associates, LLC, in the amount of $27,000 if at any time during the term of the note and during such time as the net worth of Mystic falls below the amount of the guarantee.

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

The nine hotels acquired by Mystic through June 30, 2006 are:

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
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Each of the Mystic Partners hotel properties, except the Hartford Hilton, is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England and recognized as income in the amount 1% of operating revenues, except for the Hartford Marriott which is 0.25% of operating revenues. Each property owned by the joint venture is managed by Waterford Hotel Group, Inc., an affiliate of MHI Parties. The property manager will receive a base fee of 3% or 4% of gross revenues of the property, depending on the property, and an incentive fee of 10% of net operating income less debt service after each of HHLP and the MHI Parties receive a 12.0% annual non-compounded return on its unreturned capital contributions.

On June 15, 2006, we acquired a 40.0% interest in PRA Suites at Glastonbury, LLC (“PRA Suites”), the owner of a 136 room Homewood Suites in Glastonbury, Connecticut, for approximately $2,480. This hotel will be leased to Hersha PRA LLC, an entity owned by 44 New England and our joint venture partner. The hotel will be managed HHMLP. Our joint venture partner include members that have an interest in PRA Glastonbury, LLC and are unaffiliated with the Company. The PRA Suites joint venture agreement provides for a 10% preferred return based on the equity interest in PRA Suites. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 40% to us. In accordance with SOP 78-9, SB Partners allocates income to us and our joint venture partner consistent with the allocation of cash distributions and liquidating distributions.

We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting.

As of June 30, 2006 and December 31, 2005 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	June 30, 2006	December 31, 2005

HT/CNL Metro Hotels, LP	33.3%	$4,242	$4,487
HT/PRA Glastonbury, LLC	40.0%	565	2,379
Inn American Hospitality at Ewing, LLC	50.0%	1,537	1,456
Hiren Boston, LLC	50.0%	4,808	5,034
SB Partners, LLC	50.0%	2,177	2,232
Mystic Partners, LLC	8.8%-66.7%	39,529	40,393
PRA Suites at Glastonbury, LLC	40.0%	2,512	-
		$55,370	$55,981

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.

	June 30,	December 31,
	2006	2005
Balance Sheets
Assets
Investment in hotel property, net	$276,973	$182,708
Other assets	27,807	22,708
Total Assets	$304,780	$205,416

Liabilities and Equity
Mortgages and notes payable	$226,938	$166,564
Capital Leases	794	357
Other liabilities	13,730	8,021
Equity:
Hersha Hospitality Trust	55,370	55,981
Other	7,948	(25,507)

Total Liabilities and Equity	$304,780	$205,416

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Statements of Operations
Room revenue	$22,695	$4,471	$39,074	$8,088
Other revenue	8,411	403	14,605	760
Operating expenses	(21,394)	(2,477)	(39,516)	(4,799)
Interest expense	(3,909)	(620)	(7,368)	(1,207)
Land Lease Expense	(96)	-	(213)	-
Property taxes	(1,335)	(294)	(2,624)	(558)
State & Federal Income Taxes	(142)	(128)	(142)	(154)
Depreciation, amortization and other	(4,471)	(643)	(8,255)	(1,283)
Minority interest in earnings of consolidated subsidiaries	55	-	223	-

Net income (loss)	$(186)	$712	$(4,216)	$847

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Equity income (loss) recognized during the three and six months ended June 30, 2006 and 2005 for our Equity Investments in Unconsolidated Joint Ventures:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
HT/CNL	$193	$115	$231	$153
HT/PRA Glastonbury	30	72	(229)	73
Inn American Hospitality at Ewing, LLC	71	92	81	102
Hiren Boston, LLC	108	-	(226)	-
S B Partners, LLC	76	-	(55)	-
Mystic Partners, LLC	291	-	(143)	-
PRA Suites at Glastonbury	-	-

Total equity in income (loss)	$769	$279	$(341)	$328

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE

We have approved mortgage lending to entities in which our executive officers and affiliated trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 10.0% (“Development Line Funding”). As of June 30, 2006 and December 31, 2005, we had Development Loans Receivable from Related Parties of $32,016 and $32,450, respectively. Interest income from these advances included in “Interest - Secured Loans Related Party,” was $295 and $743 for the three months ended June 30, 2006 and 2005, respectively, and $716 and $1,743 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, our development loans to related parties consist of the following:

Hotel Property	Borrower	Principal Outstanding 6/30/2006	Interest Rate	Interest Income Earned for the six months ended 6/30/2006	Interest Due and Accrued as of 6/30/2006	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$7,016	10%	$170	$170	March 30, 2007
Hilton Garden Inn - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	54	54	May 31, 2007
Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	56	56	May 31, 2007
		$32,016		$280	$280

As of December 31, 2005 our development loans to related parties consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2005	Interest Rate	Interest Income Earned for the year ended 12/31/2005	Interest Due and Accrued as of 12/31/2005	Maturity Date
Boutique Hotel - 35th Street, New York, NY	44 Fifth Avenue, LLC	$9,100	9%	$599	$181	August 31, 2006
Hampton Inn - Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	13,000	10%	908	734	March 31, 2006
Boutique Hotel - Tribeca, New York, NY	5444 Associates, LP	9,500	10%	570	381	August 31, 2006
Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	850	10%	1,258	239	December 31, 2005
		$32,450		$3,335	$1,535

All outstanding loans as of December 31, 2005 were repaid during the first and second quarters of 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Transaction Costs

Legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities or acquiring interests in hotel properties are recorded in other assets prior to the closing of the respective transactions. Transaction costs included in other assets were $381 and $1,863 as of June 30, 2006 and December 31, 2005.

Deposits

Deposits paid in connection with the acquisition of hotels are recorded in other assets. As of June 30, 2006, we had $13,308 in interest bearing deposits and $1,898 in non-interest bearing deposits related to the acquisition of hotel properties. Interest bearing deposits as of June 30, 2006 consisted of a deposit of $7,328 bearing interest at a rate of 15.4% and a deposit of $5,980 bearing interest at a rate of 18.8%. As of December 31, 2005, we had $8,000 in interest bearing deposits and $250 in non-interest bearing deposits. The interest bearing deposits as of December 31, 2005 accrued interest at 8.0%.

Investment in Statutory Trusts

We had investments in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II of $1,548 as of June 30, 2006 and December 31, 2005. Our investment in the common stock of the statutory trust entities is accounted for under the equity method.

Notes Receivable

Notes receivable included in other assets were $43 as of June 30, 2006 and $1,886 as of December 31, 2005.

Other Assets

The remaining balance of other assets consists of accrued interest receivable, prepaid property taxes, prepaid insurance and other miscellaneous prepaid expenses.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balances at June 30, 2006, and December 31, 2005, were $291,561 and $204,598, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. In addition, we had mortgages on our held for sale properties of $ 10,289 and $-0- as of June 30, 2006 and December 31, 2005, respectively, which is classified in Liabilities Related to Hotel Assets Held for Sale on the consolidated balance sheets. The maturities for the outstanding mortgages ranged from August 2007 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $4,531 and $2,071 for the three months ended June 30, 2006 and 2005, respectively and $8,611 and $3,603 during the six months ended June 30, 2006 and 2005, respectively.

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in the amount of $946 and $401 was recorded during the three months ended June 30, 2006 and 2005, respectively, and $1,870 and $401 for the six months ended June 30, 2006 and 2005, respectively.

Revolving Line of Credit

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. Outstanding borrowings under the line of credit bear interest at the Company’s option of either the bank’s prime rate of interest minus .50% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.25%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The line of credit expires on December 31, 2008 and replaced the Sovereign Bank Line of Credit. This revolving credit loan replaced both the secured and unsecured lines of credit that we previously maintained. As a result of the termination of the Sovereign Bank Line of Credit , we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit.

The Company maintained a Line of Credit balance of $32,034 at June 30, 2006 and $-0- at December 31, 2005. The Company recorded interest expense of $264 and $63, for the three months ended June 30, 2006 and 2005, respectively, and $664 and $81, for the six months ended June 30, 2006 and 2005, respectively. The weighted average interest rate on our Line of Credit during the three months ended June 30, 2006 and 2005 was 7.33% and 5.83%, respectively, and was 7.13% and 5.58% for the six months ended June 30, 2006 and 2005, respectively.

On July 28, 2006, we amended our Commerce Line of Credit to increase the maximum borrowing amount from $60,000 to $85,000 and modified the interest rate terms to the option of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1,2,3, or 6 months plus 2.00%. Provisions of the amended line of credit allow for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement. Certain hotel acquisitions occurring subsequent to June 30, 2006 will be added as supplemental collateral for the increase in the line of credit.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (Continued)

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred cost is recorded in interest expense. As of June 30, 2006 deferred cost was $5,256, net of accumulated amortization of $1,169. Deferred cost was $4,131, net of accumulated amortization of $1,437, as of December 31, 2005. Amortization of deferred costs for the three and six months ended June 30, 2006 was $163 and $375, respectively. Amortization of deferred costs for the three and six months ended June 30, 2005 was $105 and $171, respectively.

Debt Extinguishment

As noted above, the Sovereign Bank Line of Credit was replaced by the Commerce Line of Credit in January 2006. As a result of this termination, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit, which are included in the Debt Extinguishment caption on the face of the consolidated statements of operations for the six months ended June 30, 2006.

On April 7, 2006, we repaid $21,900 on our mortgage with Merrill Lynch for the Hampton Inn Herald Square property as a result of a debt refinancing. The new debt of $26,500 has a fixed interest rate of 6.085% and a maturity date of May 1, 2016. As a result of this extinguishment, we expensed $534 in unamortized deferred costs and prepayment penalties, which are included in the Debt Extinguishment caption on the face of the consolidated statements of operations for the three and six months ended June 30, 2006.

On June 9, 2006, we repaid $34,200 on our mortgage with UBS for the McIntosh Portfolio, as a result of a debt refinancing. The new debt of $36,300 has a fixed interest rate of 6.33% and maturity date of June 11, 2016 for each of the loans associated with the McIntosh Portfolio. As a result of this extinguishment, we expensed $374 in unamortized deferred costs, which are included in the Debt Extinguishment caption on the face of the consolidated statements of operations for the three and six months ended June 30, 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner in the Partnership.

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

As of June 30, 2006, HHMLP managed all 40 hotels leased to the TRS Lessee, and we consolidated the financial statements of these 40 hotels in these financial statements. HHMLP also manages two consolidated joint venture hotel properties and four unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. In addition, two of our consolidated joint venture hotel properties which are not managed by HHMLP pay an asset management fee to HHMLP each month equivalent to 1% of gross revenues. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended June 30, 2006 and 2005, management fees incurred totaled $1,170 and $880, respectively, and for the six months ended June 20, 2006 and 2005, management fees incurred totaled $1,965 and $1,424, respectively. These fees are recorded as Hotel Operating Expenses.

Administrative Services Agreement

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. For the three months ended June 30, 2006 and 2005, the Company incurred administrative services fees of $0 and $65, respectively, and for the six months ended June 30, 2006 and 2005, the Company incurred administrative fees of $0 and $130, respectively. For the three and six months ended June 30, 2006, the Company incurred accounting fees of $260 and $487 and information technology fees of $63 and $120. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the lessees and charged to expenses as incurred. Franchise fee expense for the three months ended June 30, 2006 and 2005, was $2,580 and $1,435, respectively, and for the six months ended June 30, 2006 and 2005, was $4,340 and $2,365, respectively. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

We have entered into an option agreement with each of our officers and related party trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them. This right of first refusal would apply to each party until one year after such party ceases to be an officer or related party trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 60 hotels, including 19 hotels acquired from entities controlled by our officers or trustees.  Of the 19 acquisitions from these entities, 16 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. At the discretion of the independent trustees, the Board of Trustees has hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for certain acquisitions and dispositions to related parties.

Hotel Supplies

For the three months ended June 30, 2006 and 2005, we incurred expenses of $434 and $478, respectively, and for the six months ended June 30, 2006 and 2005, we incurred expenses of $685 and $718, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $0 and $52 is included in accounts payable at June 30, 2006 and December 31, 2005.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2006, we incurred fees of $57 which were capitalized in with the cost of fixed asset additions.

Due From Related Parties

The Due from Related Party balance as of June 30, 2006 and December 31, 2005 was approximately $3,785 and $2,799, respectively. The balance as of June 30, 2006 and December 31, 2005 consisted of accrued interest due on our development loans and receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The due to related party balance as of June 30, 2006 and December 31, 2005, totaled $4,881 and $4,655, respectively. The due to related party balances at June 30, 2006 and December 31, 2005 consisted of monies payable to HHMLP for administrative, management, and benefit related fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Land Leases

In conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, NY, we assumed a land lease with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in July of 2100. Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended June 30, 2006 and 2005, we incurred $216 and $109, respectively, and for the six months ended June 30, 2006 and 2005,we incurred $378 and $217, respectively, in lease expense under the agreements.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
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

On July 1, 2005, the Company acquired an interest rate cap with a notional amount of $34,230 to hedge against the variability in cash flows on a variable interest rate debt instrument. The principal of the variable interest rate debt being hedged equals the notional amount of the interest rate cap. The interest rate cap effectively fixes interest payments when LIBOR exceeds 5.0%. On June 12, 2006, we terminated this interest rate cap due to the refinancing of the associated interest rate debt instrument to a fixed rate. We received $79 in cash and reclassified $58 in reduction to interest expense as a result of the termination of this cap.

At June 30, 2006, the fair value of the interest rate swap was $160 and is included in other assets on the face of the consolidated balance sheets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in other assets and the fair value of the interest rate swap was $0. The change in net unrealized gains/losses of $92 and $130 for the three months ended June 30, 2006 and 2005, respectively, for derivatives designated as cash flow hedges. The change in net unrealized gains/losses of $209 and $100 for the six months ended June 30, 2006 and 2005, respectively, for derivatives designed as cash flow hedges. Hedge ineffectiveness of $3 and $3 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the three months ended June 30, 2006 and 2005, respectively. Hedge ineffectiveness of $7 and $7 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the six months ended June 30, 2006 and 2005, respectively. Hedge ineffectiveness is included in interest expense on the face of the consolidated statements of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
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

On June 1, 2005, the Compensation Committee of the Board of Trustees granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. For the quarter ended June 30, 2006, 25% of these restricted share awards became vested.

On June 1, 2006, the Compensation Committee of the Board of Trustees granted 89,500 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.40 per share. For the quarter ended June 30, 2006, none of these restricted share awards became vested.

A summary of the stock awards issued under the 2004 Equity Incentive Plan are as follows:

Date of Award Issuance	Shares Issued	Shares Vested at 6/30/2006	Unearned Compensation at 6/30/2006	Period until Full Vesting
June 1, 2005	71,000	17,750	$497	3 years
June 1, 2006	89,500	-	824	4 years
	160,500	17,750	$1,321

Compensation expense of $60 and $14 was incurred during the three months ended June 30, 2006 and 2005, respectively, and $103 and $14 for the six months ended June 30, 2006 and 2005, respectively, related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of June 30, 2006 and December 31, 2005 was $1,321 and $582, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

The following table is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share.The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
BASIC
Income (Loss) from Continuing Operations	$2,789	$2,469	$(1,065)	$1,609
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	-	(2,400)	-
Income (loss) from continuing operations applicable to common shareholders	1,589	2,469	(3,465)	1,609

Income from Discontinued Operations	587	1,286	557	1,170

Net Income (Loss) applicable to common shareholders	$2,176	$3,755	$(2,908)	$2,779

DILUTED
Income (Loss) from Continuing Operations	$2,789	$2,469	$(1,065)	$1,609
Allocation of income (loss) to minority interest in continuing operations	390	346	- *	225
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	-	(2,400)	-
Income (loss) from continuing operations applicable to common shareholders	1,979	2,815	(3,465)	1,834
Income from Discontinued Operations	587	1,286	557	1,170
Allocation of income (loss) to minority interest in discontinued operations	81	180	- *	163
Income from Discontinured Operations	668	1,466	557	1,333

Net Income (Loss) applicable to common shareholders	$2,647	$4,281	$(2,908)	$3,167

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006		June 30, 2005
Denominator:
Weighted average number of common shares - basic	25,469,708	20,293,169	22,903,225		20,292,167
Effect of dilutive securities:
Stock awards	94,654	23,407	-	*	11,768
Partnership units	3,492,177	2,842,437	-	*	2,842,437

Weighted average number of common shares - diluted	29,056,539	23,159,013	22,903,225		23,146,372

Earnings Per Share:
BASIC
Income (loss) from continuing operations applicable to common shareholders	$0.06	$0.12	$(0.15)		$0.08
Income from Discontinued Operations	0.03	0.07	0.02		0.06

Net Income (Loss) applicable to common shareholders	$0.09	$0.19	$(0.13)		$0.14

DILUTED
Income (loss) from continuing operations applicable to common shareholders	$0.06	$0.12	$(0.15	)*	$0.08
Income from Discontinued Operations	0.03	0.06	0.02	*	0.06

Net Income (Loss) applicable to common shareholders	$0.09	$0.18	$(0.13	)*	$0.14

*
Partnership units and stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the six months ended June 30, 2006 since the effect of including these amounts in the denominator would be anti -dilutive.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2006 and 2005 totaled $11,320 and $4,403, respectively.

The following additional non-cash investing and financing activities occurred during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Common shares issued as part of the Dividend Reinvestment Plan	$13	$12
Issuance of Stock to the Board of Trustees	46	-
Issuance of Stock Awards	841	682
Compensation Expense from vesting of Stock Awards	103	14
Issuance of Common LP Units	6,000	-
Relocation to minority interest as a result of issuance of Common LP Units	6,621	-
Debt assumed in hotel property acquisition	31,616	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires, among other things, that the operating results of certain real estate assets which have been sold, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented.

On May 13, 2005, we completed the disposition of the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY in a sale of the land, improvements and certain personal property to unaffiliated buyers for $20,500, plus transaction costs. Assets sold had a net book value of $18,806 and were classified as assets held for sale on the balance sheet. Debt related to assets held for sale of $12,952 was assumed by the buyers. A note receivable for $1,700 was received as part of the proceeds from the sale of the Doubletree Club and was repaid as of June 30, 2006. Interest payments were due quarterly with repayment of the principal due upon maturity. Gain on the sale of the two properties was $1,323, of which $162 was allocated to minority interest in HHLP.

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT and this asset is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2005. The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2006 and June 30, 2005. The hotel was acquired by the Company in January 2004 and was sold on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $63 was allocated to minority interest in HHLP.

In March of 2006, our Board of Trustees authorized management of the Company to sell four properties located in metropolitan Atlanta, Georgia. These four properties are the Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn Peachtree City. These assets are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of June 30, 2006. The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2006 and 2005. These hotels were acquired by the Company in April and May 2000.

As of June 30, 2006, Debt and Capital Lease Payable related to the assets Held for Sale was $10,289 and consisted of mortgages on the four properties in Georgia. As of December 31, 2005, liabilities held for sale as of the date was $375 and related to the Holiday Inn Express, Hartford, CT, capital lease which was extinguished with the sale of the property in April 2006.

In addition, during 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in September 2101. For the three months ended June 30, 2006 and 2005, we incurred $10 and $75 in lease expense under this agreement, and for the six months ended June 30, 2006 and 2005, we incurred $85 and $150 in lease expense under this agreement, which have been reclassified to discontinued operations in the statement of operations.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $228 and $340 of interest and capital lease expense to discontinued operations for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, we allocated $465 and $780, respectively, of interest and capital lease expenses to discontinued operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

Assets Held for Sale consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Land	$2,008	$-
Buildings and Improvements	16,593	2,644
Furniture, Fixtures and Equipment	3,457	1,119
Deferred Costs	235	-
	22,293	3,763

Less Accumulated Depreciation	(5,153)	(356)

Total Investment in Hotel Properties	$17,140	$3,407

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2006	2005	2006	2005
Hotel Operating Revenues	$1,596	$2,588	$3,549	$5,641

Expenses:
Interest and Capital Lease Expense	228	340	465	780
Hotel Operating Expenses	1,120	1,573	2,426	3,780
Land Lease	10	75	85	150
Real Estate and Personal Property Taxes and Property Insurance	64	125	174	263
General and Administrative	-	18	-	36
Depreciation and Amortization	-	315	258	622

Total Expenses	$1,422	$2,446	$3,408	$5,631

Income (Loss) from Discontinued Operations before Minority Interest	174	142	141	10
Allocation to Minority Interest	21	17	18	1

Income (Loss) from Discontinued Operations	$153	$125	$123	$9

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

General

As of June 30, 2006, we owned interests in 59 hotels in the eastern United States including 19 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of June 30, 2006, we have leased 40 of our hotels to a wholly-owned TRS, which pays qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of June 30, 2006, we also owned interests in 19 hotels through joint ventures and those hotels are leased to TRSs that are wholly owned by those joint ventures or to entities that are owned jointly by our TRS Lessee and our partners in the joint venture. The hotels owned by the joint ventures are managed, pursuant to the terms of certain management agreements, by HHMLP or management companies affiliated with our joint venture partners. As all of our hotels have been leased to the TRS Lessee or a joint venture TRS, we are participating more directly in the operating performance of our hotels. The TRSs directly receive all revenue from, and are required to fund all expenses relating to, hotel operations. The TRSs are also subject to income tax on their earnings.

Operating Results

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and six months ended June 30, 2006 and 2005.

CONSOLIDATED HOTELS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% Variance	2006	2005	% Variance

Rooms Available	395,501	217,289		734,858	399,419
Rooms Occupied	312,111	168,805		528,860	274,576
Occupancy	78.92%	77.69%	1.6%	71.97%	68.74%	4.7%
Average Daily Rate (ADR)	$112.97	$102.62	10.1%	$107.58	$97.71	10.1%
Revenue Per Available Room (RevPAR)	$89.15	$79.72	11.8%	$77.42	$67.17	15.3%

Room Revenues	$35,260,531	$17,323,236		$56,896,337	$26,829,077
Food & Beverage	$2,133,964	$1,466,021		$3,874,111	$2,694,772
Other Revenues	$788,472	$333,180		$1,313,926	$602,151
Total Revenues	$38,182,967	$19,122,437		$62,084,374	$30,126,000
Discontinued Assets	$1,596,257	$2,588,163		$3,548,930	$5,640,977

The following table outlines operating results for the three and six months ended June 30, 2006 and 2005 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

UNCONSOLIDATED JOINT VENTURES:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% Variance	2006	2005	% Variance

Rooms Available	221,599	38,584		423,227	76,744
Rooms Occupied	166,101	32,681		300,048	61,241
Occupancy	74.96%	84.70%	-11.5%	70.90%	79.80%	-11.2%
Average Daily Rate (ADR)	$136.52	$136.81	-.2%	$130.54	$132.07	-1.2%
Revenue Per Available Room (RevPAR)	$102.33	$115.88	-11.7%	$92.55	$105.39	-12.2%

Room Revenues	$22,676,247	$4,471,000		$39,168,576	$8,088,000
Food & Beverage	$6,474,281	$340,484		$10,884,401	$606,308
Other Revenues	$1,955,957	$62,671		$3,625,723	$153,885
Total Revenues	$31,106,485	$4,874,155		$53,678,700	$8,848,193

The following table outlines operating results for the three and six months ended June 30, 2006 and 2005 for our entire portfolio of hotels, which includes wholly owned hotels, hotels we own through joint venture interests that are consolidated in our financial statements, and hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

ALL HOTELS (INCLUDES CONSOLIDATED HOTELS AND UNCONSOLIDATED JOINT VENTURE ASSETS):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% Variance	2006	2005	% Variance

Rooms Available	617,100	255,873		1,158,085	476,163
Rooms Occupied	478,212	201,486		828,908	335,817
Occupancy	77.49%	78.74%	-1.6%	71.58%	70.53%	1.5%
Average Daily Rate (ADR)	$121.15	$108.17	12.0%	$115.89	$103.98	11.5%
Revenue Per Available Room (RevPAR)	$93.89	$85.18	10.2%	$82.95	$73.33	13.1%

Room Revenues	$57,936,778	$21,794,236		$96,064,913	$34,917,077
Food & Beverage	$8,608,245	$1,806,505		$14,758,512	$3,301,080
Other Revenues	$2,744,429	$395,851		$4,939,649	$756,036
Total Revenues	$69,289,452	$23,996,592		$115,763,074	$38,974,193
Discontinued Assets	$1,596,257	$2,588,163		$3,548,930	$5,640,977

Comparison of the three month period ended June 30, 2006 to June 30, 2005 (in thousands, except per share data).

Revenue

Our total revenues for the three month period ended June 30, 2006 consisted of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and hotels owned through joint venture interests which are consolidated in our financial statements. Our total revenues were approximately $38,183 representing an increase of $19,061 or 99.7% compared to total revenues of $19,122 for the three month period ended June 30, 2005. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2005 and improved performance at certain of our hotels. Since June 30, 2005, the Company has acquired interests in the following thirteen hotels:

Brand	Location	Rooms	Acquisition Date
Holiday Inn Express	Cambridge, MA	112	May 3, 2006
Residence Inn	North Dartmouth, MA	96	May 1, 2006
Comfort Inn	North Dartmouth, MA	84	May 1, 2006
Hawthorne Suites	Franklin, MA	100	April 25, 2006
Hilton Garden Inn	JFK Airport, NY	188	February 16, 2006
Hampton Inn	Philadelphia, PA	250	February 15, 2006
Residence Inn	Tysons Corner, VA	96	February 2, 2006
Courtyard	Scranton, PA	120	February 1, 2006
Courtyard	Langhorne, PA	118	January 3, 2006
Fairfield Inn	Mt. Laurel, NJ	118	January 3, 2006
Fairfield Inn	Bethlehem, PA	103	January 3, 2006
Residence Inn	Williamsburg, VA	108	November 22, 2005
Springhill Suites	Williamsburg, VA	120	November 22, 2005

Revenues for all thirteen hotels were recorded from the date of acquisition as Hotel Operating Revenues. Further, the second quarter of 2006 included revenues for a full quarter related to the following six hotels that were purchased in May and June of 2005.

Brand	Location	Rooms	Acquisition Date
Courtyard	Wilmington, DE	78	June 17, 2005
Independent	Wilmington, DE	71	June 17, 2005
Courtyard	Brookline/Boston, MA	188	June 16, 2005
Holiday Inn Express	Oxford Valley, PA	88	May 26, 2005
Holiday Inn Express	Malvern, PA	88	May 24, 2005
Holiday Inn Express & Suites	King of Prussia, PA	155	May 23, 2005

The income from our unconsolidated joint ventures is accounted for utilizing the equity method of accounting, and our portion of the net income from the 15 hotels in these joint ventures is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations. Our joint venture agreements contain provisions that define the cash distributions and liquidating distributions and income is allocated to us consistent with those provisions. Income from unconsolidated joint venture investments increased $490 from $279 for the three months ended June 30, 2005 to $769 for the three months ended June 30, 2006. Since June 30, 2005, we have acquired unconsolidated joint venture interests in the following properties:

Joint Venture	Brand	Name	Rooms	Ownership %	Hersha Preferred Equity Return	Acquisition Date
PRA Suites at Glastonbury, LLC	Homewood Suites	Glastonbury, CT	136	40.0%	10.00%	June 15, 2006
Mystic Partners, LLC	Marriott	Mystic, CT	285	66.7%	8.50%	August 9, 2005
Mystic Partners, LLC	Courtyard	Norwich, CT	144	66.7%	8.50%	August 9, 2005
Mystic Partners, LLC	Courtyard	Warwick, RI	92	66.7%	8.50%	August 9, 2005
Mystic Partners, LLC	Residence Inn	Danbury, CT	78	66.7%	8.50%	August 9, 2005
Mystic Partners, LLC	Residence Inn	Southington, CT	94	44.7%	8.50%	August 9, 2005
Mystic Partners, LLC	Springhill Suites	Waterford, CT	80	66.7%	8.50%	August 9, 2005
Mystic Partners, LLC	Residence Inn	Mystic, CT	133	66.7%	8.50%	September 15, 2005
Mystic Partners, LLC	Hilton	Hartford, CT	393	8.8%	8.50%	October 6, 2005
Mystic Partners, LLC	Marriott	Hartford, CT	409	15.0%	8.50%	February 8, 2006
SB Partners, LLC	Holiday Inn Express	South Boston, MA	118	50.0%	10.00%	October 7, 2005
Hiren Boston, LLC	Courtyard	South Boston, MA	164	50.0%	10.00%	July 1, 2005

For the three months ended June 30, 2006, interest income increased $258 compared to the same period in 2005. This increase was the result of interest earned on proceeds from the offering of our common stock, which was completed in the second quarter of 2006, and an increase in escrow deposits. Proceeds were invested in short term accounts until utilized for the acquisition of hotel properties and the funding of development loans. Interest income -secured loans related party for the three months ended June 30, 2006 decreased $616 from $911 for the three months ended June 30, 2005 to $295 during the same period in 2006, due primarily to a decrease in the average balance development loans receivable during the period. Other revenue increased approximately $71 for the three months ended June 30, 2006 compared to the same period in 2005 as a result of fees earned for asset management services provided to properties owned by some of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 97.0% to approximately $21,392 for the three month period ended June 30, 2006 from $10,857 for the three month period ended June 30, 2005. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005 as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $2,096 for the three months ended June 30, 2005 to $4,609 for the three months ended June 30, 2006. Similarly, real estate and personal property tax and property insurance increased $623, or 74.4%, in the three months ended June 30, 2006 when compared to the same period in 2005.

General and administrative expense increased by approximately $677 from $1,135 in 2005 to $1,812 in 2006. General and administrative expenses increased primarily due to higher compensation expense related to our increase in asset management and accounting staff.

Net Income

Net income applicable to common shareholders for the three month period ended June 30, 2006 was approximately $2,176 compared to net income applicable to common shareholders of $3,755 for the same period in 2005.

Operating income for the three months ended June 30, 2006 was $8,694 compared to operating income of $4,088 during the same period in 2005. The $4,606, or 112.7%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was offset by increases in interest expense, which increased $3,290 from $2,633 for the three months ended June 30, 2005 to $5,923 for the three months ended June 30, 2006. The increase in interest expense is the result of our issuance of $51,548 of notes payable in the second quarter of 2005 and mortgages placed on newly acquired properties. Also in the second quarter of 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt. As a result of terminating the variable rate debt we incurred $908 in costs due to early termination fees and to write-off deferred loan costs associated with the retired debt.

Net income applicable to common shareholders was also negatively impacted by $1,200 in preferred dividends resulting from our issuance of 8.0% Series A cumulative redeemable preferred shares in the third quarter of 2005.

Included in net income applicable to common shareholders for the three months ended June 30, 2006 is $153 income from discontinued operations compared to $125 income during the same period in 2005. Discontinued operations results from the operations of hotel properties that we have sold and the hotel properties we have committed to sell. Also included in net income applicable to common shareholders for the three months ended June 30, 2006 is a gain of $434 resulting from the sale of the Holiday Inn Express in Hartford, CT which had been held for sale. Included in net income applicable to common shareholders for the three months ended June 30, 2005 is a gain of $1,161 resulting from the sale of Doubletree Club, Jamaica, NY and the Holiday Inn Express, Hunters Point, NY.

Comparison of the six month period ended June 30, 2006 to June 30, 2005.

Revenue

Our total revenues for the six month period ended June 30, 2006 consisted of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and hotels owned through joint venture interests which are consolidated in our financial statements. Our total revenues were approximately $62,084 representing an increase of $31,958 or 106.1% compared to total revenues of $30,126 for the six month period ended June 30, 2005. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2005 and improved performance at certain of our hotels. As noted above, we have acquired interests in thirteen hotels since June 30, 2005. Revenues for all thirteen hotels were recorded from the date of acquisition as Hotel Operating Revenues. Further, hotel operating revenue for the six months ended June 30, 2006 included revenues for a full six months related to three hotels that were purchased in June 2005, three hotels that were purchased in May 2005, one hotel that was purchased in April 2005 and one hotel that was purchased in January of 2005.

Income from unconsolidated joint venture investments decreased $669 from income of $328 for the six months ended June 30, 2005 to a loss of $341 for the six months ended June 30, 2006. Since June 30, 2005, we have acquired unconsolidated joint venture interests in twelve properties. The loss for the six months ended June 30, 2006 is primarily driven by newly constructed and newly renovated properties owned by our joint ventures that are still in the ramp up phase of their life cycle.

For the six months ended June 30, 2006, interest income increased $379 compared to the same period in 2005. This increase was the result of interest earned on proceeds from the offering of our common stock, which was completed in the second quarter of 2006, and an increase in interest income on our escrow deposits. Interest income -secured loans related party for the six months ended June 30, 2006 decreased $1,188 from $1,911 for the six months ended June 30, 2005 to $723 during the same period in 2006, due primarily to a decrease in the average balance of development loans receivable during the period. Other revenue increased approximately $221 for the six months ended June 30, 2006 compared to the same period in 2005 as a result of fees earned for asset management services provided to hotels owned by some of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 97.1% to approximately $37,350 for the six months ended June 30, 2006 from $18,952 for the six month period ended June 30, 2005. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005 as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $3,751 for the six months ended June 30, 2005 to $8,405 for the six months ended June 30, 2006. Similarly, real estate and personal property tax and property insurance increased $1,336, or 82.9%, in the six months ended June 30, 2006 when compared to the same period in 2005.

General and administrative expense increased by approximately $863 from $2,113 in 2005 to $2,976 in 2006. General and administrative expenses increased primarily due to higher compensation expense related to our increase in asset management and accounting staff.

Net Income

Net loss applicable to common shareholders for the six months ended June 30, 2006 was approximately $2,908 compared to net income applicable to common shareholders of $2,779 for the same period in 2005.

Operating income for the six months ended June 30, 2006 was $10,028 compared to operating income of $3,482 during the same period in 2005. The $6,546, or 188.0%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was offset by increases in interest expense, which increased $7,282 from $4,259 for the three months ended June 30, 2005 to $11,541 for the six months ended June 30, 2006. The increase in interest expense is the result of our issuance of $51,548 of notes payable in the second quarter of 2005 and mortgages placed on newly acquired properties. Also in the six months ended June 30, 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt, and replaced our line of credit with an increased credit facility. As a result of terminating the variable rate debt and line of credit, we incurred $1,163 in debt extinguishment expense due to early termination fees and to write-off deferred loan costs associated with the retired debt and credit facility.

Net income applicable to common shareholders was also negatively impacted by $2,400 in preferred dividends resulting from our issuance of 8.0% Series A cumulative redeemable preferred shares in the third quarter of 2005.

Included in net income applicable to common shareholders for the six months ended June 30, 2006 is $123 income from discontinued operations compared to $9 income during the same period in 2005. Discontinued operations results from the operations of two properties that were sold in June of 2005 and April 2006 and the hotel properties we have committed to sell. Also included in net income applicable to common shareholders for the six months ended June 30, 2006 is a gain of $434 resulting from the sale of the Holiday Inn Express in Hartford, CT which had been held for sale. Included in net income applicable to common shareholders for the three months ended June 30, 2005 is a gain of $1,161 resulting from the sale of Doubletree Club, Jamaica, NY and the Holiday Inn Express, Hunters Point, NY.

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

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts, pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010 and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in the amount of $946 and $401 was recorded during the three months ended June 30, 2006 and 2005, respectively, and $1,870 and $401 for the six months ended June 30, 2006 and 2005, respectively.

On August 5, 2005, we completed a public offering of 2.4 million of 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,750. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC (“Mystic”) and SB Partners, LLC (“SB Partners”). The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

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

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. Outstanding borrowings under the line of credit bear interest at the Company’s option of either the bank’s prime rate of interest minus .50% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.25%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenues. The line of credit expires on December 31, 2008 and replaced the Sovereign Bank Line of Credit. On July 28, 2006, we amended our Commerce Line of Credit to increase the maximum borrowing amount from $60,000 to $85,000 and modified the interest rate terms to the option of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1,2,3, or 6 months plus 2.00%. Provisions of the amended line of credit allow for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement. Certain hotel acquisitions occurring subsequent to June 30, 2006 will be added as supplemental collateral for the increase in the line of credit.

In the second quarter of 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt.

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

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $10,061 and $5,502 respectively. The increase in net cash provided by operating activities was primarily the result of an increase in the number of hotels owned and operated over the same period in 2005. Also, operating cash distributions from unconsolidated joint ventures of $1,135 were received during the three months ended June 30, 2006. A net increase in working capital assets resulted in increased cash provided by operating activities over the same period in 2005.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 increased $3,341, from $156,777 in the six months ended June 30, 2005 compared to $160,118 for the six months ended June 30, 2006. Net cash used for the purchase of hotel properties and advances and capital contributions for unconsolidated joint ventures increased $13,386 in the six months ended June 30, 2006 over the same period in 2005. In addition, cash used for deposits on hotel acquisitions that closed subsequent quarter end increased $8,507 and capital expenditures increased $3,902 as part of our on going acquisition and renovation programs. These uses of cash were partially offset by an increase in the repayments of development loans to related parties, net of additional investments, of $17,466. Cash provided by return of investment distributions from unconsolidated joint ventures during the six months ended June 30, 2006 increased $2,761 over the same period in 2005.

Net cash provided by financing activities for the six months ended June 30, 2006 was $146,123 compared to cash provided by financing activities of $138,719 for the six month period ended June 30, 2005. This was, in part the result of $63,353 in net proceeds from our offering of common stock in the second quarter of 2006. Also, net borrowings under our line of credit were $32,034 during the six months ended June 30, 2006, compared to net of borrowings under our line of credit of $918 during the same period in 2005. The increase in net cash provided by financing activities for the six months ended June 30, 2006 was partially offset by a decrease in net proceeds from mortgages and notes payable of $86,173 in 2006 when compared to net proceeds from mortgages and notes payable in 2005. In the second quarter of 2005, the company entered into $51,548 of notes payable with Hersha Statutory Trust I and Hersha Statutory Trust II. Also, dividends paid of $2,400 were paid in the six months ended June 30, 2006 due to the issuance of preferred shares in the third quarter of 2005.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO applicable to common shares and Partnership units in accordance with the April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, plus certain non-cash items, such as depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our interpretation of the NAREIT definition is that minority interest in net income (loss) should be added back to (deducted from) net income (loss) as part of reconciling net income (loss) to FFO. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.

The GAAP measure that we believe to be most directly comparable to FFO, net income (loss) applicable to common shares, includes depreciation and amortization expenses, gains or losses on property sales, minority interest and preferred dividends. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from our property operations.

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of Hersha’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be a meaningful, additional measure of operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. We show both FFO from consolidated hotel operations and FFO from unconsolidated joint ventures because we believe it is meaningful for the investor to understand the relative contributions from our consolidated and unconsolidated hotels. The display of both FFO from consolidated hotels and FFO from unconsolidated joint ventures allows for a detailed analysis of the operating performance of our hotel portfolio by management and investors. We present FFO applicable to common shares and Partnership units because our Partnership units are redeemable for common shares. We believe it is meaningful for the investor to understand FFO applicable to all common shares and Partnership units.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income (loss) applicable to common shares	$2,176	$3,755	$(2,908)	$2,779
Income (loss) allocated to minority interest (1)	690	399	(325)	157
Income (loss) of discontinued operations allocated to minority interest	21	17	18	1
(Income) loss from unconsolidated joint ventures	(769)	(279)	341	(328)
Gain on sale of assets	(434)	(1,161)	(434)	(1,161)
Depreciation and amortization	4,609	2,096	8,405	3,751
FFO related to the minority interests in consolidated joint ventures (2)	(454)	(257)	(313)	(216)
Funds from consolidated hotel operations applicable to common shares and Partnership units	5,839	4,570	4,784	4,983

Income (Loss) from Unconsolidated Joint Ventures	769	279	(341)	328
Depreciation and amortization of purchase price in excess of historical cost (3)	446	-	921	-
Interest in depreciation and amortization of unconsolidated joint ventures (4)	1,553	259	2,573	516
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	2,768	538	3,153	844

Funds from operations applicable to common shares and Partnership units	$8,607	$5,108	$7,937	$5,827

Weighted Average Common Shares
Basic	25,469,708	20,293,169	22,903,225	20,292,167
Diluted	29,056,539	23,159,013	22,903,225	23,146,372

(1)
Income (loss) allocated to minority interest includes both income (loss) allocated to minority interests in our consolidated joint ventures and income (loss) allocated to minority interests in the Partnership. FFO related to the minority interests in consolidated joint ventures is deducted below.

(2)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures which represents the portion of net income and depreciation allocated to our joint venture partners.
(3)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(4)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. The allocation of depreciation and amoritzation is consistent with the allocation of income and loss.

FFO was $8,607 for the three month period ended June 30, 2006, which was an increase of $3,499, over FFO in the comparable period in 2005, which was $5,108. FFO was $7,937 for the six month period ended June 30, 2006, which was an increase of $2,110, over FFO in the comparable period in 2005, which was $5,827. The increase in FFO was primarily a result of a strengthened economy; the benefits of acquiring assets and interests in joint ventures since June 30, 2005; continued stabilization and maturation of the existing portfolio; an increase in business travel and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense and dividends paid to our preferred shareholders and debt extinguishment charges incurred during the period ended June 30, 2006.

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

Stock Compensation

We apply Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS 123R) whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant -date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. We granted 71,000 shares of Stock Awards in the second quarter of 2005, at a fair value of $9.60 per share vesting over four years, and an additional 89,500 shares of Stock Awards in the second quarter of 2006 at a fair value of $9.40 per share vesting over four years. This resulted in $60 and $14 in compensation expense for the three months ended June 30, 2006 and June 30, 2005, respectively, and $103 and $14 for the six months ended June 30, 2006 and 2005. One-fourth of the 71,000 shares issued in the second quarter of 2005 became vested on June 1, 2006, and none of the restricted shares issued in the second quarter of 2006 were vested as of June 30, 2006.

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

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company's exposure to increased cash payments due to increases in variable interest rates. During the three and six months ended June 30, 2006, these derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

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

Evaluation of Consolidation Criteria for Investments in Joint Ventures and Other Contractual Relationaships

We evaluate our investments and contractual relationships to determine (a) if the investment or relationship is with a Variable Interest Entitie (VIE) and (b) if the entity is required to be consolidated with us in accordance withthe Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46R”) “Consolidation of Variable Interest Entities (VIE’s), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” as amended. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in any VIE through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements.

In addition to other contractual relationships, our investments in development loans receivable and joint ventures are evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46R: Our examination consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. The estimation of an entities expected future losses, expected gains, and residual returns requires significant judgment. We will continue to evaluate each of our investments and contractual relationships to determine if consolidation is required based upon the provisions of FIN 46R.

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

We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. We have reviewed each of our hotel properties at June 30, 2006 for impairment and, based on our estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at any of our hotels.

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

Subsequent Events

On May 25, 2006, our Board of Trustees declared quarterly cash dividends of $0.18 per common share and unit of limited partnership interest in our operating partnership for the quarter ending June 30, 2006. The common share dividend and limited partnership unit distribution were paid on July 17, 2006 to shareholders and unitholders of record on June 30, 2006. The quarterly dividend pertaining to the Series A Preferred Shares for the first quarter of 2006 was declared on May 25, 2006 to shareholders of record on July 1, 2006 at a rate of $0.50 per share. The dividend was paid on July 17, 2006.

In July, we signed an agreement to purchase the remaining two-thirds interest in the joint venture that owns the 144-room Hampton Inn Manhattan-Chelsea from our joint-venture partner, CNL Hotels & Resorts, Inc for $25.4 million.

In July, we exercised our right of first refusal to purchase the 96-room Residence Inn in Norwood, Massachusetts for $14.9 million. The brand new hotel opened on July 27, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At June 30, 2006, we maintained a balance of $32,034 under our Line of Credit. The total floating rate mortgages payable of $29,622 had a current weighted average interest rate of 8.31%. The total fixed rate mortgages payable of $323,776 had a current weighted average interest rate of 6.55%. The carrying value of all of our fixed rate debt approximates fair value.

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

Approximately 91.6% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 8.4% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of June 30, 2006 was approximately 6.81%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended June 30, 2005, our interest expense for the three month and six month period ended June 30, 2006 would have been increased or decreased by approximately $144 and $163, respectively.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at June 30, 2006, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate Debt	$2,069	$5,603	$21,201	$17,109	$28,015	$249,779	$323,776
Average Interest Rate	6.54%	6.52%	6.53%	6.52%	6.30%	6.30%	6.45%
Floating Rate Debt	$287	$395	$13,661	$427	$12,280	$2,572	$29,622
Average Interest Rate	8.31%	8.32%	7.75%	7.75%	7.75%	7.75%	7.94%

The table incorporates only those exposures that existed as of June 30, 2006 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

At June 30, 2006, the fair value of the interest rate swap was $160 and is included in other assets on the consolidated balance sheets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in other assets and the fair value of the interest rate swap was $0. The change in net unrealized gains/losses of $92 and $130 for the three months ended June 30, 2006 and 2005, respectively, for derivatives designated as cash flow hedges. The change in net unrealized gains/losses of $209 and $100 for the six months ended June 30, 2006 and 2005, respectively, for derivatives designed as cash flow hedges. Hedge ineffectiveness of $3 and $3 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the three months ended June 30, 2006 and 2005, respectively, and is included in interest expense on the consolidated statements of operations. Hedge ineffectiveness of $7 and $7 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the six months ended June 30, 2006 and 2005, respectively, and is included in interest expense on the consolidated statements of operations. On June 12, 2006, we terminated the interest rate cap due to the refinancing of the associated interest rate debt instrument to a fixed rate. We received $79 in cash and reclassified $58 in reduction to interest expense as a result of the termination of this cap.

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

Changes in Internal Control Over Financial Reporting

In connection with our annual assessment of internal control over financial reporting, management identified certain material weaknesses in internal control, which are described in our Annual Report on Form 10-K for the year ended December 31, 2005. In response to the material weaknesses identified by the Company, the Company and HHMLP have taken certain remedial measures in response to identified material weaknesses. To date, the remedial measures occurring during the quarter ended June 30, 2006 include the following:

•
HHMLP is seeking to hire additional senior accounting professionals. The Company intends to continue its oversight of the internal control improvements being implemented by HHMLP and other third party service providers.

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

Except as described above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders (the “Annual Meeting”) of the Company was held on Thursday, May 25, 2006. At the Annual Meeting, the shareholders of the Company voted as follows:

1) The election of the following Class II trustees to serve until the annual meeting of shareholders in 2007:

TRUSTEE	FOR	AGAINST	WITHHOLD	BROKER NON-VOTES
Donald J. Landry	18,506,123	0	282,039	0
Thomas S. Capello	18,509,554	0	278,608	0
Jay H. Shah	18,484,126	0	304,036	0

2) The ratification of the appointment of KPMG LLP to serve as independent auditors of the Company to serve for 2006:

FOR	AGAINST	WITHHOLD	BROKER NON-VOTES
18,724,132	53,276	10,754	0

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits Required by Item 601 of Regulation S-K.

10.1
Contribution Agreement, dated as of May 3, 2006, by and among Kiran P. Patel, Hasu P.  Shah, Bharat C. Mehta, Kanti D. Patel, 44 Cambridge Associates LLC and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 8, 2006 (SEC File No. 001-14765) and incorporated by reference herein.

10.2
Purchase and Sale Agreement, dated July 11, 2006, by and between CNL Hospitality Partners, LP and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 17, 2006 (SEC File No. 001-14765) and incorporated by reference herein.

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

HERSHA HOSPITALITY TRUST
(Registrant)

August 9, 2006	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer