Form 10-Q
period 2006-09-30
HERSHA HOSPITALITY TRUST
filed 2006-11-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 001-14765
HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

44 Hersha Drive
Harrisburg, Pennsylvania	17102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

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
☐Yes    ☒ No

As of September 30, 2006, the number of Class A common shares of beneficial interest outstanding was 32,391,287.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2006 [UNAUDITED] AND DECEMBER 31, 2005
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	(UNAUDITED)
	September 30, 2006	December 31, 2005
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$642,459	$317,980
Investment in Joint Ventures	51,985	55,981
Development Loan Receivables	34,516	32,450
Cash and Cash Equivalents	16,273	8,780
Escrow Deposits	11,902	7,329
Hotel Accounts Receivable, net	6,437	2,211
Deferred Costs, net of Accumulated Amortization of $1,417 and $1,437	6,777	4,131
Due from Related Parties	6,767	2,799
Intangible Assets, net of Accumulated Amortization of $574 and $478	5,569	4,681
Other Assets	9,824	15,606
Hotel Assets Held for Sale	17,160	3,407

Total Assets	$809,669	$455,355

Liabilities and Shareholders’ Equity:
Line of Credit	$37,768	$-
Mortgages and Notes Payable, net of unamortized discount of $812 and $0	449,808	256,146
Accounts Payable, Accrued Expenses and Other Liabilities	14,648	7,099
Dividends and Distributions Payable	7,494	5,151
Due to Related Parties	7,420	4,655
Liabilities Related to Hotel Assets Held for Sale	10,201	375

Total Liabilities	$527,339	273,426

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2006 [UNAUDITED] AND DECEMBER 31, 2005
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	(UNAUDITED)
	September 30, 2006	December 31, 2005
Minority Interests:
Common Units	$29,697	$15,147
Interest in Consolidated Joint Ventures	2,963	2,079

Total Minority Interests	32,660	17,226

Shareholders' Equity:

Preferred Shares - 8% Series A, $.01 Par Value, 10,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding at September 30, 2006 and December 31, 2005 (Aggregate Liquidation Preference $60,000 at September 30, 2006 and December 31, 2005, Respectively)	24	24

Common Shares - Class A, $.01 Par Value, 50,000,000 Shares Authorized, 32,391,287 and 20,302,752 Shares Issued and Outstanding at September 30, 2006 and December 31, 2005, Respectively	324	203

Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	356	327
Additional Paid-in Capital	290,801	193,228
Distributions in Excess of Net Income	(41,835)	(29,079)

Total Shareholders' Equity	249,670	164,703

Total Liabilities and Shareholders’ Equity	$809,669	$455,355

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue:
Hotel Operating Revenues	$40,733	$24,573	$102,817	$54,643
Hotel Lease Revenue	137	-	137	-
Land Lease Revenue	408	-	408	-
Total Revenues	41,278	24,573	103,362	54,643

Expenses:
Hotel Operating Expenses	22,627	14,034	59,977	32,987
Land Lease	222	108	600	325
Real Estate and Personal Property Taxes and Property Insurance	1,672	1,153	4,619	2,764
General and Administrative	1,350	1,096	4,326	3,209
Depreciation and Amortization	5,256	2,853	13,661	6,605
Total Operating Expenses	31,127	19,244	83,183	45,890

Operating Income	10,151	5,329	20,179	8,753

Interest Income	443	156	923	257
Interest Income - Development Loans	839	1,163	1,562	3,074
Other Revenue	228	121	652	380
Interest Expense	6,965	4,284	18,506	8,543
Loss on Debt Extinguishment	-	-	1,163	-
Income before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	4,696	2,485	3,647	3,921

Income from Unconsolidated Joint Venture Investments	1,773	522	1,432	850

Income before Minority Interests and Discontinued Operations	6,469	3,007	5,079	4,771

Income allocated to Minority Interests in Continuing Operations	868	370	543	526
Income from Continuing Operations	5,601	2,637	4,536	4,245

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	-	-	436	1,161
Income (Loss) from Discontinued Operations	179	(176)	300	(171)
Income (loss) from Discontinued Operations	179	(176)	736	990

Net Income	5,780	2,461	5,272	5,235
Preferred Distributions	1,200	720	3,600	720

Net Income applicable to Common Shareholders	$4,580	$1,741	$1,672	$4,515

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.15		$0.10		$0.04		$0.17
Income (loss) from Discontinued Operations	$0.01		$(0.01)		$0.03		$0.05

Net Income applicable to common shareholders	$0.16		$0.09		$0.07		$0.22

DILUTED
Income from continuing operations applicable to common shareholders	$0.15	*	$0.10	*	$0.04	*	$0.17
Income (loss) from Discontinued Operations	$0.01	*	$(0.01	)*	$0.03	*	$0.05

Net Income applicable to common shareholders	$0.16	*	$0.09	*	$0.07	*	$0.22

Weighted Average Common Shares Outstanding:
Basic	28,413,553		20,293,827		24,760,185		20,292,737
Diluted	28,556,303	*	20,364,827	*	24,863,249	*	20,324,466

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share for the three and nine months ended September 30, 2006 since the effect of including these amounts in the numerator and denominator would have no impact.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS]

	September 30, 2006	September 30, 2005
Operating activities:
Net Income	$5,272	$5,235
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of hotel assets	(497)	(1,323)
Depreciation	13,798	7,451
Amortization	719	377
Loss on Debt Extinguishment	1,163	-
Income allocated to minority interests	643	659
Equity in income of unconsolidated joint ventures	(1,432)	(850)
Distributions from unconsolidated joint ventures	1,834	974
Gain recognized on change in fair value of derivative instrument	(68)	(11)
Stock based compensation expense	198	57
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(3,560)	(1,784)
Escrow deposits	(757)	(3,164)
Other assets	(3,235)	(3,138)
Due from related parties	(3,968)	(5,580)
Increase (decrease) in:
Due to related parties	2,646	2,945
Accounts payable, accrued expenses and other liabilities	5,263	1,942
Net cash provided by operating activities	18,019	3,790

Investing activities:
Purchase of hotel property assets	(225,857)	(135,488)
Capital expenditures	(8,029)	(2,063)
Proceeds from disposition of hotel assets held for sale	3,665	7,656
Purchase of franchise fees	(48)	(346)
Investment in common stock of Trust entities	-	(1,548)
Investments in notes receivable and interest bearing deposits	-	(4,429)
Repayment of notes receivable and interest bearing deposits	1,843	1,762
Investment in development loans to related parties	(35,616)	(23,369)
Repayment of development loans to related parties	33,550	4,550
Distributions from unconsolidated joint venture	3,227	-
Advances and capital contributions to unconsolidated joint ventures	(4,042)	(38,098)
Net cash used in investing activities	(231,307)	(191,373)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS]

	September 30, 2006	September 30, 2005
Financing activities:
Proceeds from borrowings under line of credit	$172,802	$133,580
Repayment of borrowings under line of credit	(135,034)	(134,468)
Principal repayment of mortgages and notes payable	(66,701)	(5,765)
Proceeds from mortgages and notes payable	165,012	150,191
Proceeds from settlement of interest rate derivative	79	-
Cash paid for deferred financing costs	(796)	(2,319)
Proceeds from issuance of common stock, net	103,357	-
Proceeds from issuance of preferred stock, net	-	57,855
Distributions to consolidated joint venture interest	(221)	(327)
Contributions to consolidated joint venture interest	-	198
Dividends paid on common shares	(12,350)	(10,953)
Dividends paid on preferred shares	(3,600)	-
Distributions paid on common partnership units	(1,767)	(1,548)
Net cash provided by financing activities	220,781	186,444

Net increase (decrease) in cash and cash equivalents	7,493	(1,139)
Cash and cash equivalents - beginning of year	8,780	20,614

Cash and cash equivalents - end of quarter	$16,273	$19,475

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

As of September 30, 2006, the Company, through the Partnership and subsidiary partnerships, owned forty-five limited and full service hotels. Forty-four of the owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. One owned hotel facility is leased to an unrelated party under a fixed lease agreement.

In addition to the wholly owned hotel properties, as of September 30, 2006, the Company owned joint venture interests in another eighteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

Hersha Inn America TRS Inc; Hersha PRA TRS, Inc; South Bay Sandeep, LLC; and Revere Hotel Group, LLC, are each a TRS wholly-owned by their respective joint ventures. Mystic Partners, LLC owns an interest in nine hotel properties. Our interest in Mystic Partners, LLC is relative to our interest in each of the nine properties owned by the joint venture as defined in the joint venture’s governing documents. Each of the nine properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and our joint venture partner in Mystic Partners, LLC. Hersha PRA LLC, South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC, Philly One TRS, LLC, lease properties from each respective joint venture and are owned by 44 New England and our joint venture partner in each venture.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

44 New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. Hersha Hospitality Management, LP (“HHMLP”) serves as the manager of the wholly owned assets and joint venture assets, except for the Courtyard, Alexandria, Virginia and the properties owned by Mystic Partners, LLC; Hiren Boston, LLC; SB Partners, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC. The Courtyard, Alexandria, Virginia is managed by Marriott International, Inc. and the remaining properties are managed by parties related to our partners in those joint ventures. HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of their operations and their cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

In July of 2005, the Emerging Issues Task Force (EITF) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. EITF Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5), in conjunction with FASB Staff Position SOP 78-9-1: Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05, amends the guidance in AICPA Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9) and states that the presumption of general-partner control would be overcome only when the limited partners have either of two types of rights. The first type—referred to as “kick-out rights”—is the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause.” The second type—referred to as “participating rights”—is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general-partner control. EITF 04-5’s guidance was effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. Otherwise, the guidance is effective for existing limited-partnership agreements no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As of January 1, 2006, the Company has adopted EITF 04-5 for all partnerships. The adoption of EITF 04-5 did not have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes - an interpretation of FASB No. 109,” which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation, but does not believe it will have a material effect on its financial position or results of operations.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the guidance in this Bulletin.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our investments and contractual relationships with the following entities have been evaluated to determine whether they meet the guidelines of consolidation in accordance with FIN 46: HHMLP; Logan Hospitality Associates, LLC; PRA Glastonbury, LLC; PRA Suites at Glastonbury, LLC; Hersha PRA LLC; Inn America Hospitality at Ewing, LLC; Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hiren Boston, LLC; South Bay Boston, LLC, SB Partners, LLC; LTD Associates One, LLC; HT LTD Williamsburg One LLC; LTD Associates Two, LLC; HT LTD Williamsburg Two LLC; Hersha Statutory Trust I; Hersha Statutory Trust II; Affordable Hospitality Associates, LP; Philly One TRS, LLC; and Risingsam Hospitality, LLC, Risingsam Union Square, LLC, and Brisam Management, LLC.

Our examination consisted of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; Philly One TRS, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Also, Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; and Philly One TRS, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

We have consolidated the operations of the Logan Hospitality Associates, LLC; LTD Associates One, LLC; LTD Associates Two, LLC; and Affordable Hospitality Associates, LP joint ventures because each entity is a voting interest entity and the Company owns a majority voting interest in the venture.

Our investments in PRA Glastonbury, LLC; PRA Suites at Glastonbury, LLC; Inn America Hospitality at Ewing, LLC; Hiren Boston, LLC; and SB Partners, LLC represent non-controlling ownership interests in the ventures. All of these entities are voting interest entities. These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our share of equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreements, and subsequent contributions or distributions in these entities.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

Minority Interest

Minority Interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of September 30, 2006 and 2005 was 89.3 % and 87.8%, respectively.

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

Shareholders’ Equity

On September 19, 2006, we completed a public offering of 3,775,000 common shares at $9.75 per share. On September 28, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 566,250 common shares at $9.75 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $39,960. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. The net offering proceeds were used to repay indebtedness.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

Under the REIT Modernization Act (“RMA”), which became effective January 1, 2001, the Company is permitted to lease hotels to a wholly owned taxable REIT subsidiary (“TRS”) and may continue to qualify as a REIT provided the TRS enters into management agreements with an “eligible independent contractor” who will manage the hotels leased by the TRS. The Company formed the TRS Lessee in 2003. The TRS Lessee currently leases 44 properties from the Partnership. The TRS Lessee is subject to taxation as a C-Corporation. The TRS Lessee had operating income for financial reporting purposes for the period ended September 30, 2006, however no income taxes are recorded in the Consolidated Statement of Operations because net operating loss carryforwards are sufficient to offset tax liabilities incurred as a result of this operating income.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Land	$106,908	$32,430
Buildings and Improvements	516,604	283,791
Furniture, Fixtures and Equipment	70,691	43,528
Construction in Progress	3,275	-
	697,478	359,749

Less Accumulated Depreciation	(55,019)	(41,769)

Total Investment in Hotel Properties	$642,459	$317,980

2006 Transactions

The following acquisitions and other transactions were made by HHLP, our operating partnership.

New Jersey and Pennsylvania Portfolio. On January 3, 2006, we acquired the 118-room Fairfield Inn & Suites in Mt. Laurel, New Jersey, the 103-room Fairfield Inn & Suites in Bethlehem, Pennsylvania, and the 118-room Langhorne Courtyard in Langhorne, Pennsylvania in one transaction, for a total purchase price of approximately $41,298 which included $250 in deposits included in the balance sheet on December 31, 2005. The total purchase price is subject to a post closing adjustment on June 30, 2007, which may increase the purchase price by an amount of up to $2,500.

Courtyard, Scranton, Pennsylvania. On February 1, 2006, we acquired the 120-room Courtyard in Scranton, Pennsylvania for approximately $8,841 in cash.

Residence Inn, Tyson’s Corner, Virginia. On February 2, 2006, we acquired the 96-room Residence Inn in Tyson’s Corner, Virginia for approximately $20,200 which included the assumption of $9,596 in debt.

Hampton Inn, Philadelphia, Pennsylvania. On February 15, 2006, we acquired an 80% interest in Affordable Hospitality Associates, LP, the owner of the land, improvements and certain personal property of the 250-room Hampton Inn (Center City) in Philadelphia for approximately $25,067 which included the assumption of a $873 capital lease and $3,000 in deposits included in the balance sheet on December 31, 2005. Minority interest of $1,196 was recorded as a result of this acquisition. Our ownership interest entitles us to a 9.0% participating preferred return on our capital contribution.

Hilton Garden Inn, JFK Airport, New York. On February 16, 2006, we acquired 100% of the outstanding ownership interests in Metro JFK Associates, LLC, the owner of a leasehold interest in the land, improvements and certain personal property of the Hilton Garden Inn - JFK Airport, located in Jamaica, New York, for approximately $29,178. The purchase price includes the assumption of approximately $13,000 in debt, newly issued units of our operating partnership valued at approximately $6,000, $5,000 in deposits that were on the balance sheet as of December 31, 2005, and $5,178 in cash.

KW Portfolio. On April 25, 2006 we acquired the 100-room Hawthorn Inn & Suites in Franklin, Massachusetts for $12,048. On May 1, 2006, we acquired the 96-room Residence Inn and the 84-room Comfort Inn in North Dartmouth, Massachusetts for $14,847 and $4,852, respectively. The purchase price of the Residence Inn includes the assumption of $9,377 in debt.

Holiday Inn Express, Cambridge, Massachusetts. On May 3, 2006, we acquired the 112-room Holiday Inn Express, Cambridge, Massachusetts for approximately $12,247.

Land- 39th and 8th Avenue, New York, New York. On June 28, 2006, we purchased land at 39th and 8th Avenue, New York City, for $21,774 including closing costs and leased the land to Metro 39th Street Associates, LLC.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)

Residence Inn, Norwood, Massachusetts. On July 27, 2006, we purchased the newly constructed 96-room Residence Inn in Norwood, Massachusetts for approximately $15,144. The purchase price includes the assumption of $8,000 in debt, newly issued units of our operating partnership valued at approximately $3,940 and $3,204 in cash.

Holiday Inn Conference Center, New Cumberland, Pennsylvania. We terminated our lease with 44 New England for the Holiday Inn Conference Center in New Cumberland, Pennsylvania. Effective July 1, 2006, we now lease the hotel for a fixed lease payment to a third party, who has entered into an agreement to purchase the property at the end of the five-year lease term.

Land - 41st Street, New York, New York. On July 28, 2006, we purchased land at 440 West 41st Street, New York City, for $21,786 including closing costs and leased the land to Metro Forty First Street, LLC.

Hampton Inn, Brookhaven, New York - On September 6, 2006, we acquired the 161-room Hampton Inn, Brookhaven, New York for approximately $21,689 which included the assumption of $15,455 in debt.

Holiday Inn Express, Hauppauge, New York - On September 1, 2006, we acquired the 133-room Holiday Inn Express, Hauppauge, New York for approximately $17,644 which included the assumption of $10,623 in debt.

Courtyard by Marriott, Alexandria, Virginia - On September 29, 2006, we acquired the 203-room Courtyard Pentagon South, Alexandria, Virginia for approximately $35,131.

Hampton Inn, Chelsea, New York - On September 29, 2006, we acquired the remaining equity interest in the 144-room Hampton Inn, Chelsea, New York for approximately $37,126 which included the assumption of $36,000 in debt and a $202 capital lease. Prior to September 29, 2006, we owned a 33.3% interest in an unconsolidated joint venture that owned the hotel. Our investment in this venture was $4,409 and was recorded in investment in unconsolidated joint ventures prior to the consummation of this transaction.  As of September 30, 2006, this property’s assets and liabilities have been consolidated into the results of the Company.

The purchase price, including transaction costs, and the allocation of purchase price to land; building and improvements; furniture, fixtures and equipment; and franchise fees and loan costs are as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (Continued)

Hotel	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Assumed Debt and Capital Lease
NJ and PA Portfolio	$6,207	$30,988	$3,978	$125	-	$41,298	$-
Courtyard by Marriott, Scranton	761	7,192	831	57	-	8,841	-

Residence Inn, Tyson's Corner	4,283	14,476	1,240	201	-	20,200	9,596
Hilton Garden Inn, JFK Airport	N/A	25,014	3,621	317	226	29,178	13,000
KW Portfolio	4,708	22,926	3,918	195	-	31,747	9,023
Holiday Inn Express, Cambridge	1,956	9,847	444	-	-	12,247	-
39th and 8th Avenue	21,774	-	-	-	-	21,774	-

Residence Inn, Norwood	1,970	11,721	1,403	50	-	15,144	8,000*
41st Street	10,735	11,051	-	-	-	21,786	-
Hampton Inn, Brookhaven	3,131	17,336	980	242	-	21,689	15,455
Holiday Inn Express, Hauppauge	2,737	14,076	658	173	-	17,644	10,152
Courtyard by Marriott, Alexandria	6,394	26,151	2,586	-	-	35,131	-
Hampton Inn, Chelsea	7,905	26,087	2,371	763	-	37,126	36,202

Total Wholly Owned Acquisitions	$72,561	$216,865	$22,030	$2,123	$226	$313,805	$101,428

Hampton Inn (Affordable Hospitality), Philadelphia	$2,928	$21,062	$3,029	$117	$-	$27,136	$873
Total Consolidated Joint Venture Acquisitions	$2,928	$21,062	$3,029	$117	$-	$27,136	$873

Total 2006 Acquisitions	$75,489	$237,927	$25,059	$2,240	$226	$340,941	$102,301

* The $8,000 assumed mortgage for Residence Inn, Norwood was repaid in full in September 2006.

All of the newly acquired wholly owned hotels are leased to the TRS Lessee and managed by HHMLP. The Hampton Inn located in Philadelphia, Pennsylvania is leased to an entity that is owned by the TRS Lessee and our joint venture partner.

Included in the acquisition of the Hilton Garden Inn at the JFK Airport, New York, was a land lease for the underlying land with a remaining term of approximately 93 years. The remaining lease payments were determined to be below market value and as a result, $226 of the purchase price was allocated to an intangible asset. Included in the acquisition of the Courtyard by Marriott in Brookline, Massachusetts in 2005, was a prepaid land lease for the underlying land with a remaining term of approximately 90 years. This prepaid land lease is classified as an intangible asset with a value of $3,570. Both lease intangibles are recorded in other assets on the consolidated balance sheet and are being amortized over the remaining lives of the leases.

The interest rate on the fixed rate debt assumed in the acquisitions of the KW Portfolio is 5.67% and was below the market rate of interest on the date of the acquisition. The interest rate on the fixed rate debt assumed in the acquisition of the Holiday Inn Express, Hauppauge, New York is 5.701% and was below the market rate of interest on the date of the acquisition. As a result, a discount of $354 was recorded for the mortgage assumed in the acquisition of the KW Portfolio and a discount of $472 was recorded on the debt assumed in the acquisition of the Holiday Inn Express in Hauppauge, New York. The discounts reduce the principal balances recorded in mortgages and notes payable. The discount is being amortized over the remaining life of the debt and is recorded as interest expense. Interest rates on debt assumed in the acquisition of the Residence Inn, Tyson’s Corner, Virginia; the Hilton Garden Inn, JFK Airport, New York and the Hampton Inn, Brookhaven, New York were at market rates.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (Continued)

The following condensed pro forma financial is presented as if the acquisitions of the Holiday Inn Express, Hauppauge; Hampton Inn, Brookhaven; KW Portfolio; Holiday Inn Express, Cambridge; New Jersey and Pennsylvania Portfolio; Courtyard by Marriott, Scranton, Pennsylvania; Residence Inn, Tyson’s Corner, Virginia; Hampton Inn, Philadelphia, Pennsylvania; Fairfield Inn, Laurel, Maryland; McIntosh Portfolio; Courtyard by Marriott, Brookline, Massachusetts; Springhill Suites, Williamsburg, Virginia; and Residence Inn, Williamsburg, Virginia had been consummated as of January 1, 2005. All of the other acquisitions listed above were purchased without any operating history. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Pro Forma Total Revenues	$42,487	$39,872	$115,429	$104,263
Pro Forma Income from Continuing Operations applicable to Common Shareholders	$4,471	$3,110	$1,970	$5,730
Pro Forma Income from Continuing Operations applicable to Common Shareholders per Common Share-Basic	$0.16	$0.15	$0.08	$0.28
Pro Forma Income from Continuing Operations applicable to Common Shareholders per Common Share-Diluted	$0.16	$0.15	$0.08	$0.28

Weighted Average Common Shares Outstanding
Basic	28,413,553	20,293,827	24,760,185	20,292,737
Diluted	28,556,303	20,364,827	24,863,249	20,324,466

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

On August 29, 2003, HT/CNL Metro Hotels, LP purchased the Hampton Inn, (Manhattan) Chelsea, NY. We owned a one-third equity interest in this joint venture partnership while CNL Hospitality Partners LP (“CNL”) owned the remaining equity interests. On September 29, 2006 we acquired CNL’s remaining equity interest in the venture. Our share of the operating results of the venture through September 29, 2006 is included in Income from Unconsolidated Joint Ventures on the statement of operations.

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

On October 7, 2005, we acquired a 49.9% interest in SB Partners, LLC (“SB Partners”), the owner of a 118 room Holiday Inn Express in South Boston, Massachusetts, for approximately $2,250. This hotel is leased to South Bay Sandeep, LLC, a TRS wholly owned by SB Partners, and managed by an affiliate of our joint venture partner. Our joint venture partner and the manager of the property are owned by certain members that have an interest in Hiren and are unaffiliated with the Company. The SB Partners joint venture agreement provides for a 10% preferred return during the first two years of the venture based on our equity interest in SB Partners. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 50% to us. Subsequent to this initial two year period, cash distributions will be made 50% to us and 50% to our joint venture partners in SB Partners. In accordance with SOP 78-9, SB Partners allocates income to us and our joint venture partner consistent with the allocation of cash distributions and liquidating distributions.

In June 2005, we entered into a joint venture with Waterford Hospitality and Mystic Hotel Investors, LLC (“MHI,” and together with Waterford, the “MHI Parties”), pursuant to which the parties agreed to establish Mystic Partners, LLC (“Mystic Partners”). The MHI Parties contributed to Mystic Partners its membership interests in a portfolio of nine entities that own nine Marriott- or Hilton-branded hotels in Connecticut and Rhode Island. Aggregate fair value of the contributed properties was approximately $250,000. We contributed approximately $40,000 in cash to Mystic Partners in exchange for a 66.7% preferred equity interest in the seven stabilized hotel properties in the portfolio and a 50% preferred equity interest in the two newly-developed hotel properties in the portfolio, subject to minority interest participations in certain hotels.

On February 8, 2006, Mystic Partners closed on the acquisition of the 409 room Hartford Marriott in Hartford, Connecticut, the final hotel in the portfolio to be acquired by Mystic. The acquisition included the hotel, improvements, certain personal property and a pre-paid air rights sublease relating to airspace comprising a portion of the Hartford Convention Center. We contributed approximately $6,700 to Mystic Partners, and the MHI Parties contributed its Membership Interests in the Owner of the Hartford Marriott. In conjunction with this closing, the Mystic Partners agreed to adjust each party’s equity ownership interest in the two development properties, the Hartford Hilton and the Hartford Marriott, as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

The Mystic Partners joint venture agreement provides for an 8.5% preferred return based on our preferred equity interest in the stabilized and newly-developed hotel properties. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to the MHI Parties to provide an 8.5% annual non-compounded return of their unreturned contributions. The 8.5% returns are not cumulative. Any remaining cash available for distribution will be distributed to us 56.7%, with respect to the net cash flow from the stabilized properties, 10.5% with respect to the net cash flow from the Hartford Marriott, and 7.0% with respect to the Hartford Hilton. In accordance with SOP 78-9, Mystic Partners will allocate income to us and the MHI Parties consistent with the allocation of cash distributions and liquidating distributions.

The nine hotels acquired by Mystic through September 30, 2006 are:

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

On June 15, 2006, we acquired a 40.0% interest in PRA Suites at Glastonbury, LLC (“PRA Suites”), the owner of a 136 room Homewood Suites in Glastonbury, Connecticut, for approximately $2,480. This hotel will be leased to Hersha PRA LLC, an entity owned by 44 New England and our joint venture partner. The hotel will be managed HHMLP. Our joint venture partner include members that have an interest in PRA Glastonbury, LLC and are unaffiliated with the Company. The PRA Suites joint venture agreement provides for a 10% preferred return based on the equity interest in PRA Suites. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 40% to us. In accordance with SOP 78-9, PRA Suites allocates income to us and our joint venture partner consistent with the allocation of cash distributions and liquidating distributions.

We account for our investment in the above mentioned unconsolidated joint ventures using the equity method of accounting.

As of September 30, 2006 and December 31, 2005 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	September 30, 2006	December 31, 2005

HT/CNL Metro Hotels, LP	33.3%	$-	$4,487
PRA Glastonbury, LLC	40.0%	464	2,379
Inn American Hospitality at Ewing, LLC	50.0%	1,579	1,456
Hiren Boston, LLC	50.0%	5,066	5,034
SB Partners, LLC	50.0%	2,287	2,232
Mystic Partners, LLC	8.8%-66.7%	40,061	40,393
PRA Suites at Glastonbury, LLC	40.0%	2,528	-
		$51,985	$55,981

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005.

	September 30,	December 31,
	2006	2005
Balance Sheets
Assets	$274,303	$205,416

Liabilities and Equity
Mortgages and notes payable	$211,804	$166,564
Other liabilities	14,194	8,326
Equity:
Hersha Hospitality Trust	53,558	56,291
Other	(5,253)	(25,765)

Total Liabilities and Equity	$274,303	$205,416

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Statement of Operations
Room revenue	$23,505	$10,017	$62,580	$18,107
Other revenue	6,874	2,521	21,478	3,280
Operating expenses	(19,063)	(7,613)	(55,588)	(12,412)
Interest expense	(4,360)	(1,680)	(11,830)	(2,888)
Other Expenses	(9,184)	(2,190)	(23,086)	(4,187)

Net income (loss)	$(2,228)	$1,055	$(6,446)	$1,900

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

Equity income recognized during the three and nine months ended September 30, 2006 and 2005 for our Equity Investments in Unconsolidated Joint Ventures:

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
HT/CNL Metro Hotels, LP	$168	$173	$398	$326
PRA Glastonbury, LLC	(28)	66	(257)	139
Inn American Hospitality at Ewing, LLC	42	(70)	124	32
Hiren Boston, LLC	254	144	28	144
SB Partners, LLC	106	-	51	-
Mystic Partners, LLC	1,232	209	1,089	209
PRA Suites at Glastonbury, LLC	(1)	-	(1)	-

Total equity in income	$1,773	$522	$1,432	$850

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE

We have approved mortgage lending to entities in which our executive officers and affiliated trustees own an interest to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 10.0% (“Development Line Funding”). As of September 30, 2006 and December 31, 2005, we had Development Loans Receivable of $34,516 and $32,450, respectively. Interest income included in “Interest Income - Development Loans,” was $839 and $1,163 for the three months ended September 30, 2006 and 2005, respectively, and $1,562 and $3,074 for the nine months ended September 30, 2006 and 2005, respectively. Accrued interest on our development loans receivable was $1,165 as of September 30, 2006 and $1,780 as of December 31, 2005.

As of September 30, 2006, our development loans to related parties consist of the following:

Hotel Property	Borrower	Principal Outstanding 9/30/2006	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$9,516	10%	March 30, 2007
Hilton Garden Inn - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	May 31, 2007
Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 31, 2007
		$34,516

As of December 31, 2005 our development loans to related parties consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2005	Interest Rate	Maturity Date
Boutique Hotel - 35th Street, New York, NY	44 Fifth Avenue, LLC	$9,100	9%	August 31, 2006
Hampton Inn - Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	13,000	10%	March 31, 2006
Boutique Hotel - Tribeca, New York, NY	5444 Associates, LP	9,500	10%	August 31, 2006
Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	850	10%	December 31, 2005
		$32,450

All outstanding loans as of December 31, 2005 were repaid during the first and second quarters of 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Transaction Costs

Legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities or acquiring interests in hotel properties are recorded in other assets prior to the closing of the respective transactions. Transaction costs included in other assets were $1,018 and $1,863 as of September 30, 2006 and December 31, 2005.

Deposits

Deposits paid in connection with the acquisition of hotels are recorded in other assets. As of September 30, 2006, we had no interest bearing deposits or non-interest bearing deposits related to the acquisition of hotel properties. As of December 31, 2005, we had $8,000 in interest bearing deposits and $250 in non-interest bearing deposits. The interest bearing deposits as of December 31, 2005 accrued interest at 8.0%.

Investment in Statutory Trusts

We had investments in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II of $1,548 as of September 30, 2006 and December 31, 2005. Our investment in the common stock of the statutory trust entities is accounted for under the equity method.

Notes Receivable

Notes receivable included in other assets were $43 as of September 30, 2006 and $1,886 as of December 31, 2005.

Other Assets

The remaining balance of other assets consists of accrued interest receivable, prepaid property taxes, prepaid insurance, non-related party receivables and other miscellaneous prepaid expenses.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balances at September 30, 2006, and December 31, 2005, were $398,260 and $204,598, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.43%. In addition, we had mortgages on our held for sale properties of $ 10,201 and $-0- as of September 30, 2006 and December 31, 2005, respectively, which is classified in Liabilities Related to Hotel Assets Held for Sale on the consolidated balance sheets. The maturities for the outstanding mortgages ranged from August 2007 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $4,896 and $3,081 for the three months ended September 30, 2006 and 2005, respectively and $13,509 and $6,684 during the nine months ended September 30, 2006 and 2005, respectively.

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II holders, the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense on the notes in the amount of $940 and $935 was recorded during the three months ended September 30, 2006 and 2005, respectively, and $2,810 and $1,336 for the nine months ended September 30, 2006 and 2005, respectively.

Revolving Line of Credit

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. On July 28, 2006, we amended our Commerce Line of Credit to increase the maximum borrowing amount from $60,000 to $85,000 (in certain conditions to $100,000) and modified the interest rate terms to the option of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1,2,3, or 6 months plus 2.00%. Provisions of the amended line of credit allow for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement.

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of September 30, 2006. The line of credit replaced a line of credit with Sovereign Bank and expires on December 31, 2008. This revolving credit loan replaced both the secured and unsecured lines of credit that we previously maintained. As a result of the termination of the Sovereign Bank Line of Credit , we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit.

The Company maintained a Line of Credit balance of $37,768 at September 30, 2006 and $-0- at December 31, 2005. The Company recorded interest expense of $861 and $74, for the three months ended September 30, 2006 and 2005, respectively, and $1,524 and $155, for the nine months ended September 30, 2006 and 2005, respectively. The weighted average interest rate on our Line of Credit during the three months ended September 30, 2006 and 2005 was 7.58% and 6.33%, respectively, and was 7.28% and 5.83% for the nine months ended September 30, 2006 and 2005, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (Continued)

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of September 30, 2006, deferred costs were $6,777, net of accumulated amortization of $1,417. Deferred costs were $4,131, net of accumulated amortization of $1,437, as of December 31, 2005. Amortization of deferred costs for the three and nine months ended September 30, 2006 was $249 and $624, respectively. Amortization of deferred costs for the three and nine months ended September 30, 2005 was $171 and $342, respectively.

Debt Extinguishment

As noted above, the Sovereign Bank Line of Credit was replaced by the Commerce Line of Credit in January 2006. As a result of this termination, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statements of operations for the nine months ended September 30, 2006.

On April 7, 2006, we repaid $21,900 on our mortgage with Merrill Lynch for the Hampton Inn Herald Square property as a result of a debt refinancing. The new debt of $26,500 has a fixed interest rate of 6.085% and a maturity date of May 1, 2016. As a result of this extinguishment, we expensed $534 in unamortized deferred costs and prepayment penalties, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statements of operations for the nine months ended September 30, 2006.

On June 9, 2006, we repaid $34,200 on our mortgage with UBS for the McIntosh Portfolio, as a result of a debt refinancing. The new debt of $36,300 has a fixed interest rate of 6.33% and maturity date of June 11, 2016 for each of the loans associated with the McIntosh Portfolio. As a result of this extinguishment, we expensed $374 in unamortized deferred costs, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statements of operations for the nine months ended September 30, 2006.

On September 9, 2006, we repaid $8,287 on our mortgage with South New Hampshire Bank for the Residence Inn, Norwood, using proceeds from a draw on our line of credit with Commerce Bank. All pre-payment related fees associated with this payoff were reimbursed by the seller of the property prior to September 30, 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

As of September 30, 2006, HHMLP managed all forty four hotels leased to the TRS Lessee, and we consolidated the financial statements of these forty four hotels in these financial statements. HHMLP also manages two consolidated joint venture hotel properties and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. In addition, two of our consolidated joint venture hotel properties which are not managed by HHMLP pay an asset management fee to HHMLP each month equivalent to 1% of gross revenues. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended September 30, 2006 and 2005, management fees incurred totaled $1,246 and $797, respectively, and for the nine months ended September 30, 2006 and 2005, management fees incurred totaled $3,211 and $2,221, respectively. These fees are recorded as Hotel Operating Expenses.

Administrative Services Agreement

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. For the three months ended September 30, 2006 and 2005, the Company incurred administrative services fees of $0 and $10, respectively, and for the nine months ended September 30, 2006 and 2005, the Company incurred administrative fees of $0 and $140, respectively. For the three and nine months ended September 30, 2006, the Company incurred accounting fees of $281 and $768 and information technology fees of $64 and $184. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the lessees and charged to expenses as incurred. Franchise fee expense for the three months ended September 30, 2006 and 2005, was $2,871 and $1,935 respectively, and for the nine months ended September 30, 2006 and 2005, was $7,210 and $4,330, respectively. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

We have entered into an option agreement with each of our officers and related party trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them. This right of first refusal would apply to each party until one year after such party ceases to be an officer or related party trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 64 hotels, including 19 hotels acquired from entities controlled by our officers or trustees.  Of the 19 acquisitions from these entities, 16 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. At the discretion of the independent trustees, the Board of Trustees has hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for certain acquisitions and dispositions to related parties.

Hotel Supplies

For the three months ended September 30, 2006 and 2005, we incurred expenses of $372 and $112, respectively, and for the nine months ended September 30, 2006 and 2005, we incurred expenses of $1,247 and $830, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $85 and $52 is included in accounts payable at September 30, 2006 and December 31, 2005.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2006, we incurred fees of $59 and $116, respectively, which were capitalized in with the cost of fixed asset additions.

Due From Related Parties

The Due from Related Parties balance as of September 30, 2006 and December 31, 2005 was approximately $6,767 and $2,799, respectively. The balances as of September 30, 2006 and December 31, 2005 consisted of accrued interest due on our development loans and receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of September 30, 2006 and December 31, 2005, totaled $7,420 and $4,655, respectively. The balances as of September 30, 2006 and December 31, 2005 consisted of monies payable to HHMLP for administrative, management, and benefit related fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Land Leases

In conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, NY, we assumed a land lease with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in July of 2100. Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended September 30, 2006 and 2005, we incurred $222 and $108, respectively, and for the nine months ended September 30, 2006 and 2005,we incurred $600 and $325, respectively, in lease expense under the agreements.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

At September 30, 2006, the fair value of the interest rate swap was $41 and is included in other assets on the face of the consolidated balance sheets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in other assets and the fair value of the interest rate swap was $0. The change in net unrealized gains/losses was a loss of $122 and a gain of $167 for the three months ended September 30, 2006 and 2005, respectively, for derivatives designated as cash flow hedges and the change in net unrealized gains/losses was a loss of $87 and a gain of $267 for the nine months ended September 30, 2006 and 2005, respectively, for derivatives designed as cash flow hedges. Hedge ineffectiveness of $3 and $4 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the three months ended September 30, 2006 and 2005, respectively. Hedge ineffectiveness of $10 and $11 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the nine months ended September 30, 2006 and 2005, respectively. Hedge ineffectiveness is included in interest expense on the face of the consolidated statements of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 - SHARE-BASED PAYMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options and stock awards, at fair value. Effective April 1, 2005, the Company has adopted SFAS 123R. No stock-based compensation plan was in place at the time SFAS 123R was adopted. In 2004, the Company established the Hersha Hospitality Trust 2004 Equity Incentive Plan which provides for the grant of stock options, stock appreciation rights, stock awards, performance shares and incentive awards. The maximum number of shares of common stock that can be issued under this plan is 1.5 million shares. No share-based payments were granted under this plan during the year ended December 31, 2004.

On June 1, 2005, the Compensation Committee of the Board of Trustees granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. As of September 30, 2006, 25% of these restricted share awards were vested.

On June 1, 2006, the Compensation Committee of the Board of Trustees granted 89,500 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.40 per share. As of September 30, 2006, none of these restricted share awards were vested.

A summary of the stock awards issued under the 2004 Equity Incentive Plan are as follows:

Date of Award Issuance	Shares Issued	Shares Vested at 9/30/2006	Unearned Compensation at 9/30/2006	Period until Full Vesting
June 1, 2005	71,000	17,750	$455	2.75 years
June 1, 2006	89,500	-	771	3.75 years
	160,500	17,750	$1,226

Compensation expense of $95 and $43 was incurred during the three months ended September 30, 2006 and 2005, respectively, and $198 and $57 for the nine months ended September 30, 2006 and 2005, respectively, related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of September 30, 2006 and December 31, 2005 was $1,226 and $582, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

	Three Months Ended			Nine Months Ended
	September 30, 2006		September 30, 2005	September 30, 2006		September 30, 2005
Numerator:
BASIC
Income from Continuing Operations	$5,601		$2,637	$4,536		$4,245
Distributions to 8.0% Series A Preferred Shareholders	(1,200)		(720)	(3,600)		(720)
Income from continuing operations applicable to common shareholders	4,401		1,917	936		3,525

Income (loss) from Discontinued Operations	179		(176)	736		990

Net Income applicable to common shareholders	$4,580		$1,741	$1,672		$4,515

DILUTED
Income from Continuing Operations	$5,601		$2,637	$4,536		$4,245
Allocation of income to minority interest in continuing operations	-	*	- *	-	*	-
Distributions to 8.0% Series A Preferred Shareholders	(1,200)		(720)	(3,600)		(720)
Income from continuing operations applicable to common shareholders	4,401		1,917	936		3,525
Income (loss) from Discontinued Operations	179		(176)	736		990
Allocation of income (loss) to minority interest in discontinued operations	-	*	- *	-	*	-
Income from Discontinued Operations	179		(176)	736		990

Net Income applicable to common shareholders	$4,580		$1,741	$1,672		$4,515

Denominator:
Weighted average number of common shares - basic	28,413,553		20,293,827	24,760,185		20,292,737
Effect of dilutive securities:
Stock awards	142,750		71,000	103,064		31,729
Partnership units	-	*	- *	-	*	- *

Weighted average number of common shares - diluted	28,556,303		20,364,827	24,863,249		20,324,466

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE  (Continued)

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.15		$0.10		$0.04		$0.17
Income from Discontinued Operations	$0.01		$(0.01)		$0.03		$0.05

Net Income applicable to common shareholders	$0.16		$0.09		$0.07		$0.22

DILUTED
Income from continuing operations applicable to common shareholders	$0.15	*	$0.10	*	$0.04	*	$0.17	*
Income from Discontinued Operations	$0.01	*	$(0.01	)*	$0.03	*	$0.05	*

Net Income applicable to common shareholders	$0.16	*	$0.09	*	$0.07	*	$0.22	*

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share for the three and nine months ended September 30, 2006 since the effect of including these amounts in the numerator and denominator would have no impact.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2006 and 2005 totaled $17,378 and $9,414, respectively.

The following non-cash investing and financing activities occurred during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Common shares issued as part of the Dividend Reinvestment Plan	$19	$19
Issuance of Stock to the Board of Trustees	46	-
Issuance of Stock Awards	841	682
Compensation Expense from vesting of Stock Awards	198	57
Issuance of Common LP Units	9,940	-
Reallocation to minority interest as a result of issuance of Common LP Units	6,578	-
Debt assumed in hotel property acquisitions	102,301	-
Conversion of Common LP Units to Class A Commons Shares	651	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
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

On May 13, 2005, we completed the disposition of the Doubletree Club, Jamaica, NY and the Holiday Inn Express, Long Island City, NY in a sale of the land, improvements and certain personal property to unaffiliated buyers for $20,500, plus transaction costs. Assets sold had a net book value of $18,806 and debt related to assets held for sale of $12,952 was assumed by the buyers. A note receivable for $1,700 was received as part of the proceeds from the sale of the Doubletree Club and was repaid as of June 30, 2006. Interest payments were due quarterly with repayment of the principal due upon maturity. Gain on the sale of the two properties was $1,323, of which $162 was allocated to minority interest in HHLP.

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT and this asset is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2005. The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2006 and September 30, 2005. The hotel was acquired by the Company in January 2004 and was sold on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $61 was allocated to minority interest in HHLP.

In March of 2006, our Board of Trustees authorized management of the Company to sell four properties located in metropolitan Atlanta, Georgia. These four properties are the Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn Peachtree City. These assets are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of September 30, 2006. The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2006 and 2005. These hotels were acquired by the Company in April and May 2000. In October, the Company signed definitive agreements for the sale of these four assets for an aggregate purchase price of $18.1 million. The sale of these four properties is expected to be completed by the end of the fourth quarter of 2006.

As of September 30, 2006, Liabilities Related to Hotel Assets Held for Sale was $10,201 and consisted of mortgages on the four properties in Georgia. As of December 31, 2005, Liabilities Related to Hotel Assets Held for Sale was $375 and related to the Holiday Inn Express, Hartford, CT, capital lease which was extinguished with the sale of the property in April 2006.

During 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement are due through the expiration in September 2101. Due to the sale of this property in the second quarter of 2006, we did not incur lease expense for the three months ended September 30, 2006. For the three months ended September 30, 2005, we incurred $75 in lease expense under this agreement, and for the nine months ended September 30, 2006 and 2005, we incurred $85 and $225 in lease expense under this agreement, which have been reclassified to discontinued operations in the statement of operations.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $221 and $245 of interest and capital lease expense to discontinued operations for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, we allocated $687 and $1,025, respectively, of interest and capital lease expenses to discontinued operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS (continued)

Assets Held for Sale consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Land	$2,008	$-
Buildings and Improvements	16,605	2,644
Furniture, Fixtures and Equipment	3,463	1,119
Deferred Costs	237	-
	22,313	3,763

Less Accumulated Depreciation	(5,153)	(356)

Total Investment in Hotel Properties	$17,160	$3,407

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2006	2005	2006	2005
Hotel Operating Revenues	$1,493	$2,049	$5,042	$7,690

Expenses:
Interest and Capital Lease Expense	221	245	687	1,025
Hotel Operating Expenses	1,000	1,528	3,426	5,311
Land Lease	-	75	85	225
Real Estate and Personal Property Taxes and Property Insurance	69	101	243	367
General and Administrative	-	-	-	35
Depreciation and Amortization	-	300	259	922

Total Expenses	$1,290	$2,249	$4,700	$7,885

Income (Loss) from Discontinued Operations before Minority Interest	203	(200)	342	(195)
Allocation to Minority Interest	24	(24)	42	(24)

Income (Loss)from Discontinued Operations	$179	$(176)	$300	$(171)

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

General

As of September 30, 2006, we owned interests in 63 hotels in the eastern United States including 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of September 30, 2006, we have leased 44 of our hotels to a wholly-owned TRS, which pays qualifying rent, and the TRS has entered into management contracts with HHMLP with respect to those hotels. We intend to lease all newly acquired hotels to a TRS. As of September 30, 2006, we also owned interests in 18 hotels through joint ventures and those hotels are leased to TRSs that are wholly owned by those joint ventures or to entities that are owned jointly by our TRS Lessee and our partners in the joint venture. The hotels owned by the joint ventures are managed, pursuant to the terms of certain management agreements, by HHMLP or management companies affiliated with our joint venture partners. As all of our hotels have been leased to the TRS Lessee or a joint venture TRS, we are participating more directly in the operating performance of our hotels. The TRSs directly receive all revenue from, and are required to fund all expenses relating to, hotel operations. The TRSs are also subject to income tax on their earnings.

Operating Results

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and nine months ended September 30, 2006 and 2005.

CONSOLIDATED HOTELS:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	% Variance	2006	2005	% Variance

Rooms Available	407,923	263,120		1,142,861	662,539
Rooms Occupied	326,215	205,532		855,139	480,950
Occupancy	79.97%	78.11%	2.4%	74.82%	72.59%	3.1%
Average Daily Rate (ADR)	$117.94	$109.56	7.6%	$111.53	$102.58	8.7%
Revenue Per Available Room (RevPAR)	$94.31	$85.58	10.2%	$83.45	$74.47	12.1%

Room Revenues	$38,472,206	$22,518,441		$95,369,544	$49,336,823
Food & Beverage	$1,307,143	$1,431,254		$5,181,254	$4,126,026
Other Revenues	$953,264	$623,209		$2,265,805	$1,180,365
Total Revenues	$40,732,613	$24,572,904		$102,816,603	$54,643,214
Discontinued Assets	$1,493,055	$2,049,003		$5,042,370	$7,689,981

The following table outlines operating results for the three and nine months ended September 30, 2006 and 2005 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	% Variance	2006	2005	% Variance

Rooms Available	234,603	97,193		657,828	173,937
Rooms Occupied	171,119	77,300		471,279	138,552
Occupancy	72.94%	79.53%	-8.3%	71.64%	79.66%	-10.1%
Average Daily Rate (ADR)	$137.36	$129.59	6.0%	$132.79	$130.68	1.6%
Revenue Per Available Room (RevPAR)	$100.19	$103.07	-2.8%	$95.13	$104.10	-8.6%

Room Revenues	$23,505,484	$10,017,401		$62,579,820	$18,106,640
Food & Beverage	$4,941,637	$1,754,362		$15,927,400	$2,360,671
Other Revenues	$1,932,007	$765,795		$5,550,315	$919,682
Total Revenues	$30,379,128	$12,537,558		$84,057,535	$21,386,993

The following table outlines operating results for the three and nine months ended September 30, 2006 and 2005 for our entire portfolio of hotels, which includes wholly owned hotels, hotels we own through joint venture interests that are consolidated in our financial statements, and hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

ALL HOTELS (INCLUDES CONSOLIDATED HOTELS AND UNCONSOLIDATED JOINT VENTURE ASSETS):
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	% Variance	2006	2005	% Variance

Rooms Available	642,526	360,313		1,800,689	836,476
Rooms Occupied	497,334	282,832		1,326,418	619,502
Occupancy	77.40%	78.50%	-1.4%	73.66%	74.06%	-0.5%
Average Daily Rate (ADR)	$124.62	$115.04	8.3%	$119.20	$108.90	9.5%
Revenue Per Available Room (RevPAR)	$96.46	$90.30	6.8%	$87.80	$80.65	8.9%

Room Revenues	$61,977,690	$32,535,842		$157,949,364	$67,443,463
Food & Beverage	$6,248,780	$3,185,616		$21,108,654	$6,486,697
Other Revenues	$2,885,271	$1,389,004		$7,816,120	$2,100,047
Total Revenues	$71,111,741	$37,110,462		$186,874,138	$76,030,207
Discontinued Assets	$1,493,055	$2,049,003		$5,042,370	$7,689,981

Comparison of the three month period ended September 30, 2006 to September 30, 2005 (in thousands, except per share data).

Revenue

Our total revenues for the three month period ended September 30, 2006 consisted of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and hotels owned through joint venture interests which are consolidated in our financial statements. Our total revenues were approximately $41,278 representing an increase of $16,705 or 67.98% compared to total revenues of $24,573 for the three month period ended September 30, 2005. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2005 and improved performance at certain of our hotels. Since September 30, 2005, the Company has acquired interests in the following eighteen hotels:

Brand	Location	Rooms	Acquisition Date
Hampton Inn	Chelsea/New York, NY	144	September 29, 2006
Courtyard	Alexandria	203	September 29, 2006
Hampton Inn	Brookhaven, NY	161	September 6, 2006
Holiday Inn Express	Hauppauge, NY	133	September 1, 2006
Residence Inn	Norwood, MA	96	July 27, 2006
Holiday Inn Express	Cambridge, MA	112	May 3, 2006
Residence Inn	North Dartmouth, MA	96	May 1, 2006
Comfort Inn	North Dartmouth, MA	84	May 1, 2006
Hawthorne Suites	Franklin, MA	100	April 25, 2006
Hilton Garden Inn	JFK Airport, NY	188	February 16, 2006
Hampton Inn	Philadelphia, PA	250	February 15, 2006
Residence Inn	Tysons Corner, VA	96	February 2, 2006
Courtyard	Scranton, PA	120	February 1, 2006
Courtyard	Langhorne, PA	118	January 3, 2006
Fairfield Inn	Mt. Laurel, NJ	118	January 3, 2006
Fairfield Inn	Bethlehem, PA	103	January 3, 2006
Residence Inn	Williamsburg, VA	108	November 22, 2005
Springhill Suites	Williamsburg, VA	120	November 22, 2005

Revenues for all eighteen hotels were recorded from the date of acquisition as Hotel Operating Revenues. As of July 1, 2006, we entered into an agreement to lease the Holiday Inn Conference Center to an unrelated third party. Revenues from the operation of this property were included in Hotel Operating Revenues in the three months ended September 30, 2005. For the three months ended September 30, 2006, only Hotel Lease Revenue is included in Total Revenues.

During the three months ended September 30, 2006, we acquired two parcels of land which are being leased to hotel developers. The leases are fixed rate triple net leases. During the three months ended September 30, 2006, we earned $408 from these leases, which is included in total revenues.

The income from our unconsolidated joint ventures is accounted for utilizing the equity method of accounting, and our portion of the net income from the 15 hotels in these joint ventures is recorded as “Income from Unconsolidated Joint Venture Investments” in our Statement of Operations. Our joint venture agreements contain provisions that define the cash distributions and liquidating distributions and income is allocated to us consistent with those provisions. Income from unconsolidated joint venture investments increased $1,251 from $522 for the three months ended September 30, 2005 to $1,773 for the three months ended September 30, 2006. Since September 30, 2005, we have acquired unconsolidated joint venture interests in the following properties:

Joint Venture	Brand	Name	Rooms	Ownership %	Hersha Preferred Equity Return	Acquisition Date
PRA Suites at Glastonbury, LL	Homewood Suites	Glastonbury, CT	136	40.0%	10.00%	June 15, 2006
Mystic Partners, LLC	Marriott	Hartford, CT	409	15.0%	8.50%	February 8, 2006
SB Partners, LLC	Holiday Inn Express	South Boston, MA	118	50.0%	10.00%	October 7, 2005
Mystic Partners, LLC	Hilton	Hartford, CT	393	8.8%	8.50%	October 6, 2005

Further, the third quarter of 2006 included income from unconsolidated joint ventures for a full quarter related to the following six hotels that were purchased during the three months ended September 30, 2005:

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

For the three months ended September 30, 2006, interest income increased $287 compared to the same period in 2005. This increase was a result of an increase in development loans outstanding with unrelated parties. Interest Income - Development Loans for the three months ended September 30, 2006 decreased $324 from $1,163 for the three months ended September 30, 2005 to $839 during the same period in 2006, due primarily to a decrease in the average balance development loans receivable to related parties during the period. Other revenue increased approximately $107 for the three months ended September 30, 2006 compared to the same period in 2005 as a result of fees earned for asset management services provided to properties owned by some of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 61.2% to approximately $22,627 for the three month period ended September 30, 2006 from $14,034 for the three month period ended September 30, 2005. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005 as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $2,853 for the three months ended September 30, 2005 to $5,256 for the three months ended September 30, 2006. Similarly, real estate and personal property tax and property insurance increased $519, or 45.0%, in the three months ended September 30, 2006 when compared to the same period in 2005.

General and administrative expense increased by approximately $254 from $1,096 in 2005 to $1,350 in 2006. General and administrative expenses increased primarily due to higher compensation expense related to our increase in asset management and accounting staff. This increase in cost has been partially offset by the reduction in initial costs related to establishing our process to evaluate internal controls that were incurred during the three months ended September 30, 2005.

Net Income

Net income applicable to common shareholders for the three month period ended September 30, 2006 was approximately $4,580 compared to net income applicable to common shareholders of $1,741 for the same period in 2005.

Operating income for the three months ended September 30, 2006 was $10,151 compared to operating income of $5,329 during the same period in 2005. The $4,822, or 90.5%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $2,681 from $4,284 for the three months ended September 30, 2005 to $6,965 for the three months ended September 30, 2006. The increase in interest expense is the result of mortgages placed on newly acquired properties.

Net income applicable to common shareholders was also negatively impacted by a full quarter of preferred dividends resulting from our issuance of 8.0% Series A cumulative redeemable preferred shares in the third quarter of 2005. Preferred dividends for the full three months ended September 30, 2006 were $1,200 versus $720 for the three months ended September 30, 2005.

Included in net income applicable to common shareholders for the three months ended September 30, 2006 is $179 income from discontinued operations compared to $176 loss during the same period in 2005. Discontinued operations results from the operations of hotel properties that we have sold and the hotel properties we have committed to sell.

Comparison of the nine month period ended September 30, 2006 to September 30, 2005.

Revenue

Our total revenues for the nine month period ended September 30, 2006 consisted of hotel operating revenues for hotels leased to our wholly owned TRS, 44 New England, and hotels owned through joint venture interests which are consolidated in our financial statements. Our total revenues for the nine month period ended September 30, 2006 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, Pennsylvania which was leased to unrelated third party beginning on July 1, 2006. Our total revenues were approximately $103,362 representing an increase of $48,719 or 89.2% compared to total revenues of $54,643 for the nine month period ended September 30, 2005. The increase in revenues is primarily attributable to the acquisitions consummated since the comparable period in 2005 and improved performance at certain of our hotels. As noted above, we have acquired interests in eighteen hotels since September 30, 2005. Revenues for all eighteen hotels were recorded from the date of acquisition as Hotel Operating Revenues. Further, hotel operating revenue for the nine months ended September 30, 2006 included revenues for a full nine months related to three hotels that were purchased in June 2005, three hotels that were purchased in May 2005, one hotel that was purchased in April 2005 and one hotel that was purchased in January of 2005.

During the nine months ended September 30, 2006, we acquired two parcels of land which are being leased to hotel developers. The leases are fixed rate triple net leases. During the nine months ended September 30, 2006, we earned $408 from these leases, which is included in total revenues.

Income from unconsolidated joint venture investments increased $582 from $850 for the nine months ended September 30, 2005 to $1,432 for the nine months ended September 30, 2006. Since September 30, 2005, we have acquired unconsolidated joint venture interests in seven properties.

For the nine months ended September 30, 2006, interest income increased $666 compared to the same period in 2005. This increase was the result of an increase in development loans outstanding with unrelated parties, interest earned on proceeds from the offering of our common stock, which was completed in the second quarter of 2006, and an increase in interest income on our escrow deposits. Interest Income - Development Loans for the nine months ended September 30, 2006 decreased $1,512 from $3,074 for the nine months ended September 30, 2005 to $1,562 during the same period in 2006, due primarily to a decrease in the average balance of development loans receivable during the period.

Other revenue increased approximately $352 for the nine months ended September 30, 2006 compared to the same period in 2005 as a result of fees earned for asset management services provided to hotels owned by some of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 81.8% to approximately $59,977 for the nine months ended September 30, 2006 from $32,987 for the nine month period ended September 30, 2005. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005 as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $6,605 for the nine months ended September 30, 2005 to $13,661 for the nine months ended September 30, 2006. Similarly, real estate and personal property tax and property insurance increased $1,855, or 67.1%, in the nine months ended September 30, 2006 when compared to the same period in 2005.

General and administrative expense increased by approximately $1,117 from $3,209 in 2005 to $4,326 in 2006. General and administrative expenses increased primarily due to higher compensation expense related to our increase in asset management and accounting staff. This increase in cost has been partially offset by the reduction in initial costs related to establishing our process to evaluate internal controls that were incurred during the three months ended September 30, 2005.

Net Income

Net income applicable to common shareholders for the nine months ended September 30, 2006 was approximately $1,672 compared to net income applicable to common shareholders of $4,515 for the same period in 2005.

Operating income for the nine months ended September 30, 2006 was $20,179 compared to operating income of $8,753 during the same period in 2005. The $11,426, or 130.5%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $9,963 from $8,543 for the nine months ended September 30, 2005 to $18,506 for the nine months ended September 30, 2006. The increase in interest expense is the result of our issuance of $51,548 of notes payable in the second quarter of 2005 and mortgages placed on newly acquired properties. Also in the nine months ended September 30, 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt, and replaced our line of credit with an increased credit facility. As a result of terminating the variable rate debt and line of credit, we incurred $1,163 in debt extinguishment expense due to early termination fees and to write-off deferred loan costs associated with the retired debt and credit facility.

Net income applicable to common shareholders was also negatively impacted by $3,600 in preferred dividends resulting from our issuance of 8.0% Series A cumulative redeemable preferred shares in the third quarter of 2005, compared to $720 in preferred dividends for the same period in 2005.

Included in net income applicable to common shareholders for the nine months ended September 30, 2006 is $300 income from discontinued operations compared to a $171 loss during the same period in 2005. Discontinued operations results from the operations of two properties that were sold in June of 2005 and April 2006 and the hotel properties we have committed to sell. Also included in net income applicable to common shareholders for the nine months ended September 30, 2006 is a gain of $436 resulting from the sale of the Holiday Inn Express in Hartford, CT which had been held for sale. Included in net income applicable to common shareholders for the nine months ended September 30, 2005 is a gain of $1,161 resulting from the sale of Doubletree Club, Jamaica, NY and the Holiday Inn Express, Hunters Point, NY.

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

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts, pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010 and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II holders, the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense on the notes in the amount of $940 and $935 was recorded during the three months ended September 30, 2006 and 2005, respectively, and $2,810 and $1,336 for the nine months ended September 30, 2006 and 2005, respectively.

On August 5, 2005, we completed a public offering of 2,400,000 million of 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,750. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC (“Mystic”) and SB Partners, LLC (“SB Partners”). The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

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

On September 19, 2006, we completed a public offering of 3,775,000 common shares at $9.75 per share. On September 28, 2006, the underwriter exercised its over-allotment option with respect to this offering, and we issued an additional 566,250 common shares at $9.75 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $39,960. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. The net offering proceeds were used to repay indebtedness.

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. On July 28, 2006, we amended our Commerce Line of Credit to increase the maximum borrowing amount from $60,000 to $85,000 (in certain conditions to $100,000) and modified the interest rate terms to the option of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1,2,3, or 6 months plus 2.00%. Provisions of the amended line of credit allow for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement.

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of September 30, 2006. The line of credit replaced a line of credit with Sovereign Bank and expires on December 31, 2008. This revolving credit loan replaced both the secured and unsecured lines of credit that we previously maintained. As a result of the termination of the Sovereign Bank Line of Credit, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit.

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

Cash Flow Analysis

Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $18,019 and $3,790 respectively. The increase in net cash provided by operating activities was primarily the result of an increase in the number of hotels owned and operated over the same period in 2005. Also, operating cash distributions from unconsolidated joint ventures of $1,834 were received during the nine months ended September 30, 2006.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 increased $39,834 from $191,373 in the nine months ended September 30, 2005 compared to $231,307 for the nine months ended September 30, 2006. Net cash used for the purchase of hotel properties and advances and capital contributions for unconsolidated joint ventures increased $53,086 in the nine months ended September 30, 2006 over the same period in 2005. In addition, capital expenditures increased $5,966 as part of our on going acquisition and renovation programs. These uses of cash were partially offset by a decrease in advances of development loans receivable, net of repayments, of $16,753.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $220,781compared to cash provided by financing activities of $186,444 for the nine month period ended September 30, 2005. This was, in part the result of $103,357 in net proceeds from our offerings of common stock in the second and third quarters of 2006, compared to proceeds of $57,855 from our offering of preferred stock during the nine months ended September 30, 2005. Also, net borrowings under our line of credit were $37,768 during the nine months ended September 30, 2006, compared to net of repayments under our line of credit of $888 during the same period in 2005. The increase in net cash provided by financing activities for the nine months ended September 30, 2006 was partially offset by a decrease in net proceeds from mortgages and notes payable of $55,702 in 2006 when compared to net proceeds from mortgages and notes payable in 2005. In the second quarter of 2005, the company entered into $51,548 of notes payable with Hersha Statutory Trust I and Hersha Statutory Trust II. Also, dividends paid of $3,600 were paid in the nine months ended September 30, 2006 compared to $720 during the same period in 2005 due to the issuance of preferred shares in the third quarter of 2005.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net income applicable to common shares	$4,580	$1,741	$1,672	$4,515
Income allocated to minority interest	868	370	543	526
Income (loss) of discontinued operations allocated to minority interest	24	(24)	42	(24)
(Income) from unconsolidated joint ventures	(1,773)	(522)	(1,432)	(850)
(Gain) on sale of assets	-	-	(436)	(1,161)
Depreciation and amortization	5,256	2,853	13,661	6,605
FFO related to the minority interests in consolidated joint ventures (1)	(11)	(81)	(324)	(296)
Funds from consolidated hotel operations applicable to common shares and Partnership units	8,944	4,337	13,726	9,315

Income from Unconsolidated Joint Ventures	1,773	522	1,432	850
Depreciation and amortization of purchase price in excess of historical cost (2)	448	159	1,369	159
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,409	1,502	3,982	2,018
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	3,630	2,183	6,783	3,027

Funds from operations applicable to common shares and Partnership units	$12,574	$6,520	$20,509	$12,342

Weighted Average Common Shares and Units Outstanding
Basic	32,137,978	23,136,264	28,219,775	23,135,164
Diluted	32,280,728	23,207,264	28,322,839	23,166,893

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $12,574 for the three month period ended September 30, 2006, which was an increase of $6,054, over FFO in the comparable period in 2005, which was $6,520. FFO was $20,509 for the nine month period ended September 30, 2006, which was an increase of $8,167, over FFO in the comparable period in 2005, which was $12,342. The increase in FFO was primarily a result of a strengthened economy; the benefits of acquiring assets and interests in joint ventures since September 30, 2005; continued stabilization and maturation of the existing portfolio; an increase in business travel and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense and dividends paid to our preferred shareholders and debt extinguishment charges incurred during the period ended September 30, 2006.

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

Derivatives

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company's exposure to increased cash payments due to increases in variable interest rates. During the three and nine months ended September 30, 2006, these derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Investment in Unconsolidated Joint Ventures

The equity method of accounting is used for joint ventures in which we have the ability to exercise significant influence. Under the equity method, we recognize our share of net earnings or losses of the joint venture based on our ownership interest in the joint venture and our rights to distributions of the joint venture.

Evaluation of Consolidation Criteria for Investments in Joint Ventures and Other Contractual Relationships

We evaluate our investments and contractual relationships to determine (a) if the investment or relationship is with a Variable Interest Entitie (VIE) and (b) if the entity is required to be consolidated with us in accordance with the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46R”) “Consolidation of Variable Interest Entities (VIE’s), an interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” as amended. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in any VIE through means other than voting rights, and accordingly, should include the VIE in its consolidated financial statements.

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

We would record an impairment charge if we believe an investment in hotel property has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel property. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. We have reviewed each of our hotel properties at September 30, 2006 for impairment and, based on our estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at any of our hotels.

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

Subsequent Events

On September 14, 2006, our Board of Trustees declared quarterly cash dividends of $0.18 per common share and unit of limited partnership interest in our operating partnership for the quarter ending September 30, 2006. The common share dividend and limited partnership unit distribution were paid on October 17, 2006 to shareholders and unitholders of record on September 30, 2006. The quarterly dividend pertaining to the Series A Preferred Shares for the third quarter of 2006 was declared on September 14, 2006 to shareholders of record on October 1, 2006 at a rate of $0.50 per share. The dividend was paid on October 18, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At September 30, 2006, we maintained a balance of $37,768 under our Line of Credit. The total floating rate mortgages payable of $38,188 had a current weighted average interest rate of 8.23%. The total fixed rate mortgages payable of $421,821 had a current weighted average interest rate of 6.47%.

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

Approximately 91.7% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 8.3% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of September 30, 2006 was approximately 6.67%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended September 30, 2006, our interest expense for the three month and nine month period ended September 30, 2006 would have been increased or decreased by approximately $144 and $244, respectively.

As of September 30, 2006, mortgages and notes payable and liabilities related to hotel assets held for sale included fixed-rate debt, with a carrying value of approximately $421.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates raise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt approximating $380 million, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt approximating $470 million.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at September 30, 2006, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate Debt	$851	$6,166	$21,843	$29,978	$29,562	$333,422	$421,822
Average Interest Rate	6.47%	6.45%	6.46%	6.45%	6.28%	6.28%	6.40%
Floating Rate Debt	$144	$593	$13,873	$8,596	$12,366	$2,615	$38,187
Average Interest Rate	8.24%	8.24%	7.83%	8.00%	8.00%	8.00%	8.05%

The table incorporates only those exposures that existed as of September 30, 2006 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

At September 30, 2006, the fair value of the interest rate swap was $41 and is included in other assets on the face of the consolidated balance sheets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in other assets and the fair value of the interest rate swap was $0. The change in net unrealized gains/losses was a loss of $122 and a gain of $167 for the three months ended September 30, 2006 and 2005, respectively, for derivatives designated as cash flow hedges and the change in net unrealized gains/losses was a loss of $87 and a gain of $267 for the nine months ended September 30, 2006 and 2005, respectively, for derivatives designed as cash flow hedges. Hedge ineffectiveness of $3 and $4 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the three months ended September 30, 2006 and 2005, respectively. Hedge ineffectiveness of $10 and $11 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the nine months ended September 30, 2006 and 2005, respectively. Hedge ineffectiveness is included in interest expense on the face of the consolidated statements of operations. On June 12, 2006, we terminated the interest rate cap due to the refinancing of the associated interest rate debt instrument to a fixed rate. We received $79 in cash and reclassified $58 in reduction to interest expense as a result of the termination of this cap.

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

Changes in Internal Control Over Financial Reporting

In connection with our annual assessment of internal control over financial reporting, management identified certain material weaknesses in internal control, which are described in our Annual Report on Form 10-K for the year ended December 31, 2005. In response to the material weaknesses identified by the Company, the Company and HHMLP have taken certain remedial measures in response to identified material weaknesses. To date, the remedial measures occurring during the nine months ended September 30, 2006 include the following:

•
HHMLP has hired additional senior accounting professionals including a corporate controller and director of internal audit. The Company intends to continue its oversight of the internal control improvements being implemented by HHMLP and other third party service providers.

•
The Company has worked with HHMLP to establish additional and more rigorous procedures to be performed by HHMLP to prepare and review financial information prior to release to the Company for inclusion in the consolidated financial statements.

•
HHMLP, in cooperation with the Company, has taken steps to better inform and train hotel and corporate level accounting employees regarding controls over revenue accounting, account reconciliations and account analysis.

Except as described above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HERSHA HOSPITALITY TRUST
(Registrant)

November 9, 2006	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer