Form 10-K
period 2006-12-31
HERSHA HOSPITALITY TRUST
filed 2007-03-16
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive, Harrisburg, PA	17102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (717) 236-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	American Stock Exchange
Series A Cumulative Redeemable Preferred Shares, par value $.01 per share	American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, as of June 30, 2006, was approximately $259.8 million.

As of March 15, 2007, the number of Class A common shares of beneficial interest outstanding was 40,676,593.

Documents Incorporated By Reference: Portions of the proxy statement for the registrant’s Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

HERSHA HOSPITALITY TRUST

Index

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

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust, or REIT, that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the American Stock Exchange under the symbol “HT”. We invest primarily in institutional grade hotels in central business districts, primary suburban office markets and stable destination and secondary markets in the Northeastern United States and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States and other markets with similar characteristics.

As of December 31, 2006, our portfolio consisted of 48 wholly owned limited and full service properties and 18 limited and full service properties in which we have joint venture investments.  Of the 18 limited and full service properties in which we have our joint ventures investments, four are consolidated. These 66 properties, with a total of 8,641 rooms, are located in Arizona, California, Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island and Virginia and operate under leading brands, such as Marriott ®, Courtyard by Marriott ® , Residence Inn ®, Fairfield Inn ®, Hilton ®, Hilton Garden Inn ®, Springhill Suites ®, Hampton Inn ® , Holiday Inn ® , Holiday Inn Express ® , Comfort Inn ® ,  Mainstay Suites ® , Sleep Inn ®, Hawthorne Suites®, Homewood Suites®, Four Points by Sheraton ® and Hyatt Summerfield Suites®.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, or HHLP, for which we serve as general partner. Our hotels are managed by qualified independent management companies, including Hersha Hospitality Management, L.P., or HHMLP.  HHMLP is a private management company owned by certain of our trustees, officers and other third party investors. All of our wholly owned hotels are leased to 44 New England Management Company, or 44 New England, our wholly-owned taxable REIT subsidiary, or TRS. In addition, all of the hotels we own through investments in joint ventures are leased to TRSs owned by the respective venture or to corporations owned in part by our wholly owned TRS.

AVAILABLE INFORMATION

Our address is 44 Hersha Drive, Harrisburg, PA 17102. Our telephone number is (717) 236-4400. Our Internet website address is: www.hersha.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information available on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Index

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

•
working together with our hotel management companies to increase occupancy levels and revenue per available room, or "RevPAR", through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and

•
positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale, mid-scale and extended-stay lodging segment, which we believe can be expected to follow from improving economic conditions, by managing costs and thereby maximizing earnings.

As of December 31, 2006, we owned interests in the following 66 hotels:

Name	Rooms	Ownership %	Consolidated/ Unconsolidated
Marriott
Mystic, CT	285	66.7%	Unconsolidated JV
Hartford, CT	409	15.0%	Unconsolidated JV
Hilton
Hartford, CT	393	8.8%	Unconsolidated JV
Courtyard
Alexandria, VA	203	100.0%	Consolidated
Scranton, PA	120	100.0%	Consolidated
Langhorne, PA	118	100.0%	Consolidated
Brookline/Boston, MA	188	100.0%	Consolidated
Norwich, CT	144	66.7%	Unconsolidated JV
South Boston, MA	164	50.0%	Unconsolidated JV
Wilmington, DE	78	100.0%	Consolidated
Warwick, RI	92	66.7%	Unconsolidated JV
Ewing/Princeton, NJ	130	50.0%	Unconsolidated JV
Hampton Inn
Brookhaven, NY	161	100.0%	Consolidated
Philadelphia, PA	250	80.0%	Consolidated JV
Chelsea/Manhattan, NY	144	100.0%	Consolidated
Linden, NJ	149	100.0%	Consolidated
Hershey, PA	110	100.0%	Consolidated
Carlisle,PA	95	100.0%	Consolidated
Danville, PA	72	100.0%	Consolidated
Selinsgrove, PA	75	100.0%	Consolidated
Herald Square, Manhattan, NY	136	100.0%	Consolidated
Residence Inn
North Dartmouth, MA	96	100.0%	Consolidated
Tysons Corner, VA	96	100.0%	Consolidated
Danbury, CT	78	66.7%	Unconsolidated JV
Framingham, MA	125	100.0%	Consolidated
Greenbelt, MD	120	100.0%	Consolidated
Mystic, CT	133	66.7%	Unconsolidated JV
Southington, CT	94	44.7%	Unconsolidated JV
Williamsburg, VA	108	75.0%	Consolidated JV
Norwood, MA	96	100.0%	Consolidated

Index

Name	Rooms	Ownership %	Consolidated/ Unconsolidated
Summerfield Suites
White Plains, NY	159	100.0%	Consolidated
Bridgewater, NJ	128	100.0%	Consolidated
Gaithersburg, MD	140	100.0%	Consolidated
Pleasant Hill, CA	142	100.0%	Consolidated
Pleasanton, CA	128	100.0%	Consolidated
Scottsdale, AZ	164	100.0%	Consolidated
Charlotte, NC	144	100.0%	Consolidated
Homewood Suites
Glastonbury, CT	136	40.0%	Unconsolidated JV
Holiday Inn Express
Hauppauge, NY	133	100.0%	Consolidated
Cambridge, MA	112	100.0%	Consolidated
Hershey, PA	85	100.0%	Consolidated
New Columbia, PA	81	100.0%	Consolidated
Malvern, PA	88	100.0%	Consolidated
Oxford Valley, PA	88	100.0%	Consolidated
South Boston, MA	118	50.0%	Unconsolidated JV
Hilton Garden Inn
JFK Airport, NY	188	100.0%	Consolidated
Edison, NJ	132	100.0%	Consolidated
Glastonbury, CT	150	40.0%	Unconsolidated JV
Gettysburg, PA	88	100.0%	Consolidated
Springhill Suites
Waterford, CT	80	66.7%	Unconsolidated JV
Williamsburg, VA	120	75.0%	Consolidated JV
Holiday Inn Express & Suites
Harrisburg, PA	77	100.0%	Consolidated
King of Prussia, PA	155	100.0%	Consolidated
Four Points - Sheraton
Revere/Boston, MA	180	55.0%	Consolidated JV
Mainstay
Valley Forge, PA	69	100.0%	Consolidated
Frederick, MD	72	100.0%	Consolidated
Holiday Inn
Harrisburg, PA	196	100.0%	Consolidated	(1)
Comfort Inn
North Dartmouth, MA	84	100.0%	Consolidated
Harrisburg, PA	81	100.0%	Consolidated
Frederick, MD	73	100.0%	Consolidated
Fairfield Inn
Mt. Laurel, NJ	118	100.0%	Consolidated
Bethlehem, PA	103	100.0%	Consolidated
Laurel, MD	109	100.0%	Consolidated
Hawthorne Suites
Franklin, MA	100	100.0%	Consolidated
Independent
Wilmington, DE	71	100.0%	Consolidated
Sleep Inn
Valley Forge, PA	87	100.0%	Consolidated
TOTAL	8,641

(1)
As of July 1, 2006, the Holiday Inn, Harrisburg, PA was leased to an unrelated party under a fixed lease agreement.  Prior to July 1, 2006, operating results were included in our consolidated hotel operating results.

Index

INVESTMENT IN JOINT VENTURES

In addition to the direct acquisition of hotels, we may make investments in hotels through joint ventures with strategic partners. We seek to identify acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.

As of December 31, 2006, we maintain ownership interest in the following 18 hotels through joint ventures with third parties:

Joint Venture	Assets Owned by Joint Venture	HHLP Ownership in Asset	HHLP Preferred Return		Consolidated/ Unconsolidated
Mystic Partners, LLC	Hartford Marriott Downtown, Hartford, CT	15.0%	8.5%		Unconsolidated
	Mystic Marriott Hotel & Spa, Mystic, CT	66.7%	8.5%		Unconsolidated
	Danbury Residence Inn, Danbury, CT	66.7%	8.5%		Unconsolidated
	Southington Residence Inn, Southington, CT	44.7%	8.5%		Unconsolidated
	Norwich Courtyard by Marriott and Rosemont Suites, Norwich, CT	66.7%	8.5%		Unconsolidated
	Warwick Courtyard by Marriott, Warwick, RI	66.7%	8.5%		Unconsolidated
	Waterford SpringHill Suites, Waterford, CT	66.7%	8.5%		Unconsolidated
	Residence Inn by Marriott Hotel and Whitehall Mansion, Stonington, CT	66.7%	8.5%		Unconsolidated
	Hilton Hartford - Downtown, Hartford, CT	8.8%	8.5%		Unconsolidated
HT/PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	40.0%	11.0%		Unconsolidated
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	40.0%	10.0%		Unconsolidated
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	10.0%	(1)	Unconsolidated
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	10.0%	(1)	Unconsolidated
Inn America Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0%		Unconsolidated
Logan Hospitality Associates, LLC	Four Points by Sheraton, Revere, MA	55.0%	12.0%		Consolidated
LTD Associates One, LLC	SpringHill Suites, Williamsburg, VA	75.0%	10%/12%	(2)	Consolidated
LTD Associates Two, LLC	Residence Inn, Williamsburg, VA	75.0%	12.0%		Consolidated
Affordable Hospitality Associates, LP	Hampton Inn, Philadelphia, PA	80.0%	9.0%		Consolidated

(1)
Preferred return accrues for first two years of the venture and then results are shared pro rata thereafter.  Preferred return period ends on June 30, 2007 for Hiren Boston, LLC and September 30, 2007 for SB Partners, LLC

(2)
Preferred return tier of 10.0% from November 30, 2006 through November 30, 2007 and then a 12% preferred return thereafter. Preferred return of 8.0% was in effect from the date of acquistion through November 30, 2006.

DEVELOPMENT LOANS

We do not develop properties, but we take advantage of our relationships with hotel developers, including entities controlled by our officers or trustees, to identify development and renovation projects that may be attractive to us. While these developers bear the construction risks, we often provide secured development loans and bear economic risks through these development loans. In many instances, we maintain a first right of refusal or first right of offer to purchase the hotel for which we have provided development loan financing at fair market value.

ACQUISITIONS

Our primary growth strategy is to selectively acquire high quality, upper- upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry. We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

•
nationally-franchised hotels operating under popular brands, such as Marriott Hotels & Resorts, Hilton Hotels, Courtyard by Marriott, Residence Inn by Marriott, Spring Hill Suites by Marriott, Hilton Garden Inn, Homewood Suites by Hilton, Hampton Inn, Sheraton Hotels & Resorts, DoubleTree, Embassy Suites and Holiday Inn Express;

•	hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes; and

•	hotels in our target markets where we can realize operating efficiencies and economies of scale.

Index

In the ordinary course of our business, we are actively considering hotel acquisition opportunities. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 71 hotels, including 19 hotels acquired from entities controlled by our officers or trustees. Of the 19 acquisitions from these entities, 16 were newly-constructed or newly-renovated by these entities prior to our acquisition. Since December, 31, 2006, we have acquired interests in the following hotels:

Brand	Location	Ownership Interest	Acquisition Date	Purchase Price
Residence Inn	Langhorne, PA	Wholly Owned	1/8/2007	$ 15,330
Residence Inn	Carlisle, PA	Wholly Owned	1/10/2007	$ 9,945
Holiday Inn Express	Chester, NY	Wholly Owned	1/25/2007	$ 9,200
Hampton Inn	New York (Seaport), NY	Wholly Owned	2/1/2007	$ 27,600
Holiday Inn Express	New York (Chelsea), NY	50%	2/1/2007	$ 7,750

DISPOSITIONS

We will evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales. Since our initial public offering in 1999, we have sold a total of 17 hotels.

FINANCING

The relative stability of the mid-scale and upscale segment of the limited service lodging industry allows us to increase returns to our shareholders through the prudent application of leverage. Our debt policy is to limit consolidated indebtedness to less than 67% of the fair market values for the hotels in which we invest. We may employ a higher amount of leverage at a specific hotel to achieve a desired return when warranted by that hotel's historical operating performance and may use modestly greater leverage across our portfolio if and when warranted by prevailing market conditions.

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio. Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2006:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
HHMLP	40	4,369	5	846	45	5,215
Waterford Hotel Group	-	-	9	1,708	9	1,708
LodgeWorks	7	1,005	-	-	7	1,005
Jiten Management	-	-	2	282	2	282
LTD Management	-	-	2	228	2	228
Marriott	1	203	-	-	1	203

Total	48	5,577	18	3,064	66	8,641

Each management agreement provides for a set term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, all managers, including HHMLP, must qualify as an “eligible independent contractor” during the term of the management agreements.

Under the management agreements, the manager generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by the manager in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. Our managers are not obligated to advance any of their own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

Index

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT

We have established capital reserves for our hotels to maintain the hotels in a condition that complies with their respective franchise licenses among other requirements. In addition, we may upgrade the hotels in order to capitalize on opportunities to increase revenue, and as deemed necessary by our management to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements. All items that are deemed to be repairs and maintenance costs are expensed and recorded in Hotel Operating Expenses.

OPERATING PRACTICES

Our managers utilize centralized accounting and data processing systems, which facilitate financial statement and budget preparation, payroll management, quality control and other support functions for the on-site hotel management team. Our managers also provide centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

DISTRIBUTIONS

We have made thirty two consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders.

Quarter to which Distribution Relates	Class A Common Per Share Distribution Amount	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount	Record Date	Payment Date
2006
First Quarter	$0.18	03/31/2006	04/21/2006	$0.50	04/01/2006	04/17/2006
Second Quarter	$0.18	06/30/2006	07/17/2006	$0.50	07/01/2006	07/17/2006
Third Quarter	$0.18	09/29/2006	10/17/2006	$0.50	10/01/2006	10/16/2006
Fourth Quarter	$0.18	12/29/2006	1/16/2007	$0.50	01/01/2007	1/16/2007

2005
First Quarter	$0.18	03/31/2005	04/15/2005	$-	-	-
Second Quarter	$0.18	06/20/2005	07/15/2005	$-	-	-
Third Quarter	$0.18	09/15/2005	10/14/2005	$0.39	10/01/2005	10/17/2005
Fourth Quarter	$0.18	12/30/2005	01/16/2006	$0.50	01/01/2006	01/16/2006

Our Board of Trustees will determine the amount of our future distributions and its decision will depend on a number of factors, including the amount of adjusted funds from operations, our partnership’s financial condition, debt service requirements, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees deem relevant. Our ability to make distributions will depend on the profitability and cash flow available from our hotels.

SEASONALITY

Our hotels’ operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in our quarterly operating revenues and profitability. Hotel revenue is generally greater in the second and third quarters than in the first and fourth quarters. To the extent that cash flow from operating activities is insufficient to provide all of the estimated quarterly distributions, we anticipate that we will be able to fund any such deficit from future working capital. We expect to use excess cash flow from the second and third quarters to fund distribution shortfalls in the first and fourth quarters. There are no assurances we will be able to continue to make quarterly distributions at the current rate.

Index

COMPETITION

The upscale and mid-scale, limited service segment of the hotel business is highly competitive. Among many other factors, our hotels compete on the basis of location, room rates, quality, service levels, reputation, and reservation systems. There are many competitors in our market segments and new hotels are always being constructed.  Additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms.

We also compete for hotel acquisitions with entities that have investment objectives similar to ours. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

EMPLOYEES

As of December 31, 2006, we had 21 employees who were principally engaged in managing the affairs of the company unrelated to property management. Our relations with our employees are satisfactory.

FRANCHISE AGREEMENTS

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Our hotels operate under franchise licenses from national hotel franchisors, including:

Franchisor	Franchise
Marriott International	Marriott, Residence Inn, Springhill Suites, Courtyard by Marriott, Fairfeild Inn
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn, Homewood Suites
Intercontinental Hotel Group	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites
Global Hyatt Corporation	Hyatt Summerfield Suites, Hawthorn Suites
Starwood Hotels	Four Points by Sheraton
Choice Hotels International	Comfort Inn, Comfort Suites, Sleep Inn, Mainstay Suites

We anticipate that most of the hotels in which we invest will be operated pursuant to franchise licenses.

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

TAX STATUS

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on the portion of our income that is currently distributed to shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to Federal income and excise taxes on our undistributed income.

We may own up to 100% of one or more taxable REIT subsidiaries (“TRS”). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to us, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 20% of the value of our assets may consist of securities of one or more TRS. In addition, no more than 25% of our taxable income for any year, excluding all TRS revenues, may consist of dividends from one or more TRSs and other income from  non-real estate related sources.

A TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager who satisfies the following requirements:

Index

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

The Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on transactions between a TRS and us or our tenants that are not on an arm’s length basis.

Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Common Shares
Ordinary income	28.27%	60.83%	66.60%
Return of Capital	65.85%	29.24%	33.40%
Capital Gain Distribution	5.88%	9.93%	-
Preferred Shares
Ordinary income	83.05%	85.96%	-
Capital Gain Distribution	16.95%	14.04%	-

FINANCIAL INFORMATION ABOUT SEGMENTS

We are in the business of acquiring equity interests in hotels, and we manage our business in one reportable segment. See Item 8 of this Annual Report on Form 10-K for segment financial information.

Index

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

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We have previously determined that we had material weaknesses related to our internal control over financial reporting.

In connection with our annual assessment of internal control over financial reporting for the year ended December 31, 2005, management identified certain material weaknesses in internal control over financial reporting, which are described in our Annual Report on Form 10-K for the year ended December 31, 2005.  In response to the material weaknesses identified by the Company, the Company and HHMLP have taken certain remedial measures. As a result of these remedial measures, we believe such internal controls are designed and operating effectively; however, we cannot guarantee that in the future we will not discover additional material weaknesses in internal control over financial reporting.

We may be unable to integrate acquired hotels into our operations or otherwise manage our planned growth, which may adversely affect our operating results.

We have recently acquired a substantial number of hotels. We cannot assure you that we, HHMLP or other management companies we employ will be able to adapt our management, administrative, accounting and operational systems and arrangements, or hire and retain sufficient operational staff to successfully integrate these investments into our portfolio and manage any future acquisitions of additional assets without operational disruptions or unanticipated costs. Acquisition of hotels generates additional operating expenses that we will be required to pay. As we acquire additional hotels, we will be subject to the operational risks associated with owning new lodging properties. Our failure to integrate successfully any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders or make other payments in respect of securities issued by us.

Acquisition of hotels with limited operating history may not achieve desired results.

Many of our recent acquisitions are newly-developed hotels. Newly-developed or newly-renovated hotels do not have the operating history that would allow our management to make pricing decisions in acquiring these hotels based on historical performance. The purchase prices of these hotels are based upon management’s expectations as to the operating results of such hotels, subjecting us to risks that such hotels may not achieve anticipated operating results or may not achieve these results within anticipated time frames. As a result, we may not be able to generate enough cash flow from these hotels to make debt payments or pay operating expenses. In addition, room revenues may be less than that required to provide us with our anticipated return on investment. In either case, the amounts available for distribution to our shareholders could be reduced.

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

As of December 31, 2006, our portfolio consisted of 48 wholly-owned limited and full service properties and joint venture investments in 18 hotels with a total of 8,641 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make expected distributions to our shareholders.

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

Index

Most of our hotels are located in the Eastern United States and many are located in the area from Pennsylvania to Connecticut, which may increase the effect of any regional or local economic conditions.

Most of our hotels are located in the Eastern United States. Twenty-eight of our wholly owned hotels and twelve of our joint venture hotels are located in the states of Pennsylvania, New Jersey, New York and Connecticut. As a result, regional or localized adverse events or conditions, such as an economic recession around these hotels, could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2006, we had long-term debt, excluding capital leases, outstanding of $556.5 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels. Our strategy is to maintain target debt levels of approximately 60% of the total purchase price of our hotels both on an individual and aggregate basis, and our Board of Trustees’ policy is to limit indebtedness to no more than 67% of the fair market value of the hotels in which we have invested. However, our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2006, our TRS’s have engaged an independent management company, HHMLP, as the property manager for all of our wholly owned hotels and our joint venture partnerships have retained eligible independent management companies to operate the respective hotels for the joint ventures, as required by the REIT qualification rules. HHMLP and the management companies operating the hotels owned in our joint ventures make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by HHMLP and the management companies operating the hotels may not be in the best interests of a particular hotel or of our company. Accordingly, we cannot assure you that HHMLP or the management companies operating the hotels owned in our joint ventures will operate our hotels in a manner that is in our best interests.

We depend on a limited number of key personnel.

We depend on the services of our existing senior management team, including Jay H. Shah, Neil H. Shah, Ashish R. Parikh and Michael R. Gillespie, to carry out our business and investment strategies. As we expand, we will continue to need to attract and retain qualified additional senior management. We have employment contracts with certain of our senior management; however, the employment agreements may be terminated under certain circumstances. The termination of an employment agreement and the loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

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

Index

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.
•	The duration of the hedge may not match the duration of the related liability.
•	The party owning money in the hedging transaction may default on its obligation to pay.
•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.
•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.

Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity.

Hedging involves risk and typically involves costs, including transaction costs, which may reduce returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to shareholders. The REIT qualification rules may also limit our ability to enter into hedging transactions. We generally intend to hedge as much of our interest rate risk as our management determines is in our best interests given the cost of such hedging transactions and the requirements applicable to REITs. If we are unable to hedge effectively because of the cost of such hedging transactions or the limitations imposed by the REIT rules, we will face greater interest risk exposure than may be commercially prudent.

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

The following officers and trustees own collectively approximately 94% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah, David L. Desfor, K.D. Patel and Kiran P. Patel. The following officers and trustees serve as officers of HHMLP: David L. Desfor, Kiran P. Patel and K.D. Patel. Conflicts of interest may arise in respect of the ongoing acquisition, disposition and operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Administrative Services Agreement, the Option Agreement and our property management agreements with HHMLP. Consequently, the interests of shareholders may not be fully represented in all decisions made or actions taken by our officers and trustees.

Conflicts of interest relating to sales or refinancing of hotels acquired from some of our trustees and officers may lead to decisions that are not in our best interest.

Some of our trustees and officers have unrealized gains associated with their interests in the hotels we have acquired from them and, as a result, any sale of these hotels or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these hotels may cause adverse tax consequences to such of our trustees and officers. Therefore, our interests and the interests of these individuals may be different in connection with the disposition or refinancing of these hotels.

Index

Additional hotels owned or acquired by some of our trustees and officers may hinder these individuals from spending adequate time on our business.

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

Under our operating partnership’s amended and restated partnership agreement, the holders of at least two-thirds of the interests in the partnership must approve a sale of all or substantially all of the assets of the partnership or a merger or consolidation of the partnership. Some of our officers and trustees will own an approximately [8.7%] interest in the operating partnership on a fully-diluted basis. Their large ownership percentage may make it less likely that a merger or sale of our company that would be in the best interests of our shareholders will be approved.

RISKS RELATING TO OUR CORPORATE STRUCTURE

Our ownership limitation may restrict business combination opportunities.

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of each taxable year. To preserve our REIT qualification, our Declaration of Trust generally prohibits direct or indirect ownership of more than 9.9% of (i) the number of outstanding common shares of any class or series of common shares or (ii) the number of outstanding preferred shares of any class or series of preferred shares. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests.

The Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.

Our Board of Trustees is divided into two classes. The terms of the first and second classes expire in 2008 and 2007, respectively. Trustees of each class are elected for two-year terms upon the expiration of their current terms and each year one class of trustees will be elected by the shareholders. The staggered terms of trustees may delay, deter or prevent a tender offer, a change in control of us or other transaction, even though such a transaction might be in the best interest of the shareholders.

Maryland Business Combination Law may discourage a third party from acquiring us.

Under the Maryland General Corporation Law, as amended (MGCL), as applicable to REITs, certain “business combinations” (including certain issuances of equity securities) between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares, or an affiliate thereof, are prohibited for five years after the most recent date on which this shareholder acquired at least ten percent of the voting power of the trust’s shares. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions could delay, deter or prevent a change of control or other transaction in which holders of our equity securities might receive a premium for their shares above then-current market prices or which such shareholders otherwise might believe to be in their best interests.

Our Board of Trustees may change our investment and operational policies without a vote of the common shareholders.

Our major policies, including our policies with respect to acquisitions, financing, growth, operations, debt limitation and distributions, are determined by our Board of Trustees. The Trustees may amend or revise these and other policies from time to time without a vote of the holders of the common shares.

Our Board of Trustees and management make decisions on our behalf, and shareholders have limited management rights.

Our shareholders have no right or power to take part in our management except through the exercise of voting rights on certain specified matters. The board of trustees is responsible for our management and strategic business direction, and our management is responsible for our day-to-day operations. Certain policies of our board of trustees may not be consistent with the immediate best interests of our securityholders.

Index

Holders of our outstanding Series A preferred shares have dividend, liquidation, and other rights that are senior to the rights of the holders of our common shares.

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2006, 2,400,000 shares of our Series A preferred shares were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $60.0 million, and annual dividends on our outstanding preferred shares are approximately $4.8 million. Holders of our Series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our Series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our Series A preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

Our Board of Trustees may issue additional shares that may cause dilution or prevent a transaction that is in the best interests of our shareholders.

Our Declaration of Trust authorizes the Board of Trustees, without shareholder approval, to:

•
amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have the authority to issue;

•	cause us to issue additional authorized but unissued common shares or preferred shares; and
•
classify or reclassify any unissued common or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including the issuance of additional common shares or preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters.

Any one of these events could cause dilution to our common shareholders, delay, deter or prevent a transaction or a change in control that might involve a premium price for the common shares or otherwise not be in the best interest of holders of common shares.

Future offerings of equity securities, which would dilute our existing shareholders and may be senior to our common shares for the purposes of dividend distributions, may adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes of preferred or common shares. Upon liquidation, holders of our preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.

There are no assurances of our ability to make distributions in the future.

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. However, our ability to pay dividends may be adversely affected by the risk factors described in this annual report. All distributions will be made at the discretion of our Board of Trustees and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future. In addition, some of our distributions may include a return of capital.

Index

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

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. If we were to fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke the REIT election.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our net ordinary income for that year;
•	95% of our net capital gain net income for that year; and
•	100% of our undistributed taxable income from prior years.

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

Legislation enacted in 2003 and 2006, among other things, generally reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation and certain Foreign corporations through 2010. This reduced tax rate, however, does not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its shares, except for certain limited amounts. Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the shares of regular C corporations as more attractive relative to the shares of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations are generally taxed at a lower rate while dividends from REITs are generally taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the shares of REITs in general or on our shares in particular, either in terms of price or relative to other investments.

The U.S. federal income tax laws governing REITs are complex.

We intend to continue to operate in a manner that will qualify us as a real estate investment trust, or REIT, under the U.S. federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT.

Complying with REIT requirements may force us to sell otherwise attractive investments.

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets not withstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Our share ownership limitation may prevent certain transfers of our shares.

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Internal Revenue Code) of more than (a) 9.9% of the aggregate number of outstanding common shares of any class or series or (b) 9.9% of the aggregate number of outstanding preferred shares of any class or series of outstanding preferred shares by any shareholder or group (the “Ownership Limitation”). Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation. Any transfer of shares of beneficial interest that would violate the Ownership Limitation, cause us to have fewer than 100 shareholders, cause us to be “closely held” within the meaning of Section 856(h) of the Internal revenue Code or cause us to own, directly or indirectly, 10% or more of the ownership interest in any tenant (other than a taxable REIT subsidiary) will be void, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.” Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

We have, in limited instances from time to time, permitted certain owners to own shares in excess of the Ownership Limitation. The Board of Trustees has waived the Ownership Limitation for such owners after following procedures set out in our Declaration of Trust, under which the owners requesting the waivers provided certain information and our counsel provided certain legal opinions. These waivers established levels of permissible share ownership for the owners requesting the waivers that are higher than the Ownership Limitation. If the owners acquire shares in excess of the higher limits, those shares are subject to the risks described above in the absence of further waivers. The Board of Trustees is not obligated to grant such waivers and has no current intention to do so with respect to any owners who (individually or aggregated as the Declaration of Trust requires) do not currently own shares in excess of the Ownership Limitation.

Index

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

Index

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

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms are booked through Internet travel intermediaries such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us. Moreover, some Internet travel intermediaries offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to the lodging brands with which our hotels are affiliated. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

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

Index

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

Item 1B.	Unresolved Staff Comments

None.

Index

Item 2.	Properties

The following table sets forth certain information with respect to the hotels we wholly owned as of December 31, 2006.

	Twelve Months Ended December 31, 2006
Name	Year Opened	Number of Rooms	Room Revenue	Other Revenue (1)	Occupancy	Average Daily Rate	RevPAR (2)
Comfort Inn
North Dartmouth, MA (3)	1986	84	$1,200,881	$12,532	68.84%	$84.77	$58.35
Harrisburg, PA	1998	81	$1,665,431	$45,581	66.27%	$86.06	$57.04
Frederick, MD	2004	73	$1,438,261	$26,172	63.21%	$85.41	$53.98
Courtyard
Alexandria, VA (4)	2006	203	$1,144,480	$157,015	51.46%	$119.09	$61.28
Scranton, PA (5)	1996	120	$2,345,890	$196,886	68.46%	$85.50	$58.53
Langhorne, PA (6)	2002	118	$3,830,847	$481,195	75.02%	$119.21	$89.43
Brookline/Boston, MA	2003	188	$8,906,184	$759,116	81.57%	$159.11	$129.79
Wilmington, DE	1999	78	$2,506,225	$102,623	73.45%	$119.85	$88.03
Fairfield Inn
Mt. Laurel, NJ (6)	1999	118	$2,729,983	$29,676	73.83%	$86.33	$63.73
Bethlehem, PA (6)	1997	103	$2,442,439	$47,009	69.16%	$94.46	$65.33
Laurel, MD	1999	109	$2,504,938	$37,639	60.90%	$103.38	$62.96
Hampton Inn
Brookhaven, NY (7)	2002	161	$1,541,991	$116,253	68.68%	$119.18	$81.86
Chelsea/Manhattan, NY	2003	144	$8,971,762	$49,019	86.33%	$197.72	$170.70
Linden, NJ	2003	149	$4,046,871	$121,625	78.18%	$95.44	$74.62
Hershey, PA	1999	110	$3,601,578	$82,380	66.25%	$135.40	$89.70
Carlisle,PA	1997	95	$2,621,094	$13,611	75.08%	$98.60	$74.03
Danville, PA	1998	72	$1,803,689	$15,385	74.05%	$94.00	$69.60
Selinsgrove, PA (8)	1996	75	$2,062,336	$24,485	68.43%	$110.09	$75.34
Herald Square, Manhattan, NY	2005	136	$8,270,752	$44,524	84.49%	$197.20	$166.61
Hawthorne Suites
Franklin, MA (9)	1999	100	$1,785,326	$91,193	81.29%	$87.50	$71.13
Hilton Garden Inn
JFK Airport, NY (10)	2005	188	$7,126,221	$756,506	91.75%	$130.23	$119.49
Edison, NJ	2003	132	$3,602,479	$1,092,315	71.28%	$104.89	$74.77
Gettysburg, PA	2004	88	$2,081,986	$329,979	70.28%	$92.24	$64.83
Holiday Inn (HICC)
Harrisburg, PA (11)	1970	196	$1,592,421	$1,328,008	59.76%	$76.82	$45.91
Holiday Inn Express
Hauppauge, NY (12)	2001	133	$1,471,571	$108,206	71.88%	$126.17	$90.69
Cambridge, MA (13)	1997	112	$2,881,893	$67,801	79.85%	$132.62	$105.89
Hershey, PA	1997	85	$2,044,728	$27,790	67.65%	$106.16	$71.82
New Columbia, PA	1997	81	$1,331,965	$14,387	49.47%	$92.20	$45.62
Malvern, PA	2004	88	$1,894,246	$10,347	62.43%	$94.46	$58.97
Oxford Valley, PA	2004	88	$2,279,016	$20,527	68.37%	$103.75	$70.95
Holiday Inn Express & Suites
Harrisburg, PA	1997	77	$1,953,176	$25,016	76.71%	$91.79	$70.41
King of Prussia, PA	2004	155	$3,843,114	$96,344	69.39%	$97.89	$67.93
Independent
Wilmington, DE	1999	71	$1,583,922	$20,516	71.46%	$85.53	$61.12
Mainstay
Valley Forge, PA	2000	69	$1,654,492	$84,042	76.62%	$85.73	$65.69
Frederick, MD	2000	72	$1,594,676	$16,617	75.17%	$79.61	$59.84
Residence Inn
North Dartmouth, MA (3)	2002	96	$2,321,895	$64,300	82.60%	$119.51	$98.72
Tysons Corner, VA (14)	1984	96	$4,060,555	$31,568	78.72%	$161.36	$127.02
Framingham, MA	2000	125	$4,398,572	$141,403	80.32%	$120.03	$96.41
Greenbelt, MD	2002	120	$4,716,308	$89,334	69.67%	$154.56	$107.68
Norwood, MA (15)	2006	96	$1,070,025	$18,131	62.12%	$113.57	$70.54
Sleep Inn
Valley Forge, PA	2000	87	$1,659,635	$17,401	72.40%	$80.52	$58.29

Index

	Twelve Months Ended December 31, 2006
Name	Year Opened	Number of Rooms	Room Revenue	Other Revenue (1)	Occupancy	Average Daily Rate	RevPAR (2)
Summerfield Suites
White Plains, NY (16)	2000	159	*	*	*	*	*
Bridgewater, NJ (16)	1998	128	*	*	*	*	*
Gaithersburg, MD (16)	1998	140	*	*	*	*	*
Pleasant Hill, CA (16)	2003	142	*	*	*	*	*
Pleasanton, CA (16)	1998	128	*	*	*	*	*
Scottsdale, AZ (16)	1999	164	*	*	*	*	*
Charlotte, NC (16)	1989	144	*	*	*	*	*
TOTAL		5,577	$120,583,854	$6,814,457
WEIGHTED AVERAGE					73.93%	$123.70	$95.37

(1)	Represents restaurant revenue, telephone revenue and other revenue
(2)	Revenue per Available Room, or RevPAR, is determined by dividing room revenue by available rooms for the applicable period
(3)	We assumed operations of this hotel in May 2006
(4)	We assumed operations of this hotel in September 2006
(5)	We assumed operations of this hotel in February 2006
(6)	We assumed operations of this hotel in January 2006
(7)	We assumed operations of this hotel in September 2006
(8)	A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years
(9)	We assumed operations of this hotel in April 2006
(10)	We assumed operations of this hotel in February 2006
(11)
We entered into a fixed lease with a third party as of July 1, 2006 and ceased operating the hotel.  Room Revenue, Other Revenue and other operating statistics presented are for the period we operated the hotel.

(12)	We assumed operations of this hotel in September 2006
(13)	We assumed operations of this hotel in May 2006
(14)	We assumed operations of this hotel in February 2006
(15)	We assumed operations of this hotel in July 2006
(16)	We acquired this hotel on December 27, 2006. Revenue, Other Revenue and operating statics for the period the hotel was owned in 2006 are insignificant to the overall operating results of the Company

Index

The following table sets forth certain information with respect to the hotels we owned through joint ventures with third parties as of December 31, 2006.

	Twelve Months Ended December 31, 2006
Name	Year Opened	Number of Rooms	Room Revenue	Other Revenue (1)	Occupancy	Average Daily Rate	RevPAR (2)
Courtyard
Norwich, CT	1997	144	$4,048,230	$411,870	75.06%	$102.61	$77.02
South Boston, MA	2005	164	$5,284,544	$442,505	63.75%	$138.48	$88.28
Warwick, RI	2003	92	$2,993,438	$284,255	78.17%	$114.04	$89.14
Ewing/Princeton, NJ	2004	130	$4,709,348	$563,040	76.48%	$129.76	$99.25
Four Points - Sheraton
Revere/Boston, MA	2001	180	$5,373,577	$2,575,763	86.26%	$94.82	$81.79
Hampton Inn
Philadelphia, PA (3)	2001	250	$7,325,400	$473,467	77.24%	$118.92	$91.89
Hilton
Hartford, CT	2005	393	$11,020,610	$5,625,785	56.17%	$136.90	$76.89
Homewood Suites
Glastonbury, CT (4)	2006	136	$1,323,952	$33,991	40.96%	$119.43	$48.92
Marriott
Mystic, CT	2001	285	$11,883,756	$13,075,869	76.41%	$149.52	$114.24
Hartford, CT (5)	2005	409	$12,718,214	$8,024,981	62.23%	$152.82	$95.09
Residence Inn
Danbury, CT	1999	78	$2,864,888	$78,771	86.90%	$115.80	$100.63
Mystic, CT	1996	133	$4,247,119	$129,976	76.98%	$113.64	$87.49
Southington, CT	2002	94	$3,219,903	$247,018	88.43%	$106.12	$93.85
Williamsburg, VA	2002	108	$3,098,427	$44,184	72.19%	$108.88	$78.60
Holiday Inn Express
South Boston, MA	1998	118	$4,086,338	$69,531	78.10%	$121.48	$94.88
Hilton Garden Inn
Glastonbury, CT	2003	150	$4,182,453	$936,622	66.63%	$114.66	$76.39
Springhill Suites
Waterford, CT	1998	80	$2,304,952	$53,198	79.41%	$99.40	$78.94
Williamsburg, VA	2002	120	$2,289,818	$41,473	56.65%	$92.29	$52.28
TOTAL		3,064	$92,974,967	$33,112,299
WEIGHTED AVERAGE					70.96%	$130.25	$91.58

(1)	Represents restaurant revenue, telephone revenue and other revenue
(2)	Revenue per Available Room, or RevPAR, is determined by dividing room revenue by available rooms for the applicable period
(3)	We assumed operations of this hotel in February 2006. We own 80% of the joint venture
(4)	We assumed operations of this hotel in September 2006. We own 40% of this joint venture
(5)	We assumed operations of this hotel in February 2006. We own 15% of this joint venture

Index

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

No matter was submitted to a vote of our security holders during the fourth quarter of 2006, through the solicitation of proxies or otherwise.

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common shares began trading on the American Stock Exchange on January 20, 1999 under the symbol “HT.” As of March 15, 2007, the last reported closing price per common share on the American Stock Exchange was $11.51. The following table sets forth the high and low sales price per common share reported on the American Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

	Price Range
Year Ended December 31, 2006	High	Low	Cash Dividend Per Share
Fourth Quarter	$11.99	$9.47	$0.18
Third Quarter	$10.17	$8.83	$0.18
Second Quarter	$9.80	$8.76	$0.18
First Quarter	$10.00	$8.89	$0.18

Year Ended December 31, 2005	High	Low	Cash Dividend Per Share
Fourth Quarter	$11.63	$8.00	$0.18
Third Quarter	$10.49	$9.51	$0.18
Second Quarter	$10.49	$9.50	$0.18
First Quarter	$12.11	$9.21	$0.18

SHAREHOLDER INFORMATION

At March 15, 2007 we had approximately 132 holders of record and 7,500 beneficial owners of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares subject to certain limitations) were held by approximately 52 entities and persons.

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

•              a limited waiver to K.G. Redding & Associates, and its managed accounts to own up to 15% of the outstanding common shares, subject to their compliance with certain representations and warranties including that no single person will own more than 9.9% of the outstanding common shares; and

•      a limited waiver to Morgan Stanley Investment Management, Inc., together with its affiliates and its managed accounts, to own up to 15% of the outstanding common shares, subject to their compliance with certain representations and warranties including that no single person will own more than 9.9% of the outstanding common shares.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning January 1, 2002 and ending December 31, 2006, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REITs Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of nineteen publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance:

	Period Ending December 31,
Index	2001	2002	2003	2004	2005	2006
Hersha Hospitality Trust	$100.00	$124.6	$216.0	$262.7	$222.7	$301.3
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL Hotel REITs Index	100.00	98.65	128.73	170.76	187.50	241.15
S&P 500	100.00	77.90	100.24	111.14	116.59	135.00

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

Index

COMMON SHARES ISSUABLE PURSUANT TO OPTIONS

As of December 31, 2006, no options or warrants to acquire our securities were outstanding. The following table sets forth the number of securities to be issued upon exercise of of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	1,332,405
Equity compensation plans not approved by security holders	—	—	—
Total	N/A	N/A	1,332,405

Index

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2006	2005	2004	2003	2002
Revenue:
Hotel Operating Revenues	$142,180	$75,203	$42,470	$1,631	$-
Interest Income From Development Loans	2,487	3,940	2,191	715	207
Land Lease Revenue	2,071	-	-	-	-
Hotel Lease Revenue	391	-	1,192	10,144	9,846
Other Revenues	759	529	176	8	-
Total Revenue	147,888	79,672	46,029	12,498	10,053
Operating Expenses:
Hotel Operating Expenses	83,474	46,082	26,890	1,242	-
Hotel Ground Rent	804	433	504	50	-
Land Lease Expense	1,189	-	-	-	-
Real Estate and Personal Property Taxes and Property Insurance	6,670	4,067	2,851	1,021	748
General and Administrative	6,238	4,972	3,150	631	514
Compensation Expense related to Option Redemption	-	-	-	1,307	-
Depreciation and Amortization	20,011	9,548	5,964	3,315	2,862
Total Operating Expenses	118,386	65,102	39,359	7,566	4,124
Operating Income	29,502	14,570	6,670	4,932	5,929
Interest Income	1,182	602	241	86	7
Interest expense	26,532	13,137	5,213	3,354	3,436
Loss on Debt Extinguishment	1,485	-	-	116	-
Income before income (loss) from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	2,667	2,035	1,698	1,548	2,500
Income (Loss) from Unconsolidated Joint Venture Investments	1,799	457	481	(24)	-
Income Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	4,466	2,492	2,179	1,524	2,500
Distributions to Preferred Unitholders	-	-	499	1,195	-
Income Allocated to Minority Interest in Continuing Operations	551	38	210	148	2,211
Income from Continuing Operations	3,915	2,454	1,470	181	289
Discontinued Operations, net of minority interest:
Gain on Disposition of Hotel Properties	693	1,161	-	-	449
Income (Loss) from Discontinued Operations	490	(318)	579	604	554
Net Income	5,098	3,297	2,049	785	1,292
Preferred Distributions	4,800	1,920	-	-	-
Net Income applicable to Common Shareholders	$298	$1,377	$2,049	$785	$1,292
Basic Earnings Per Common Share	$0.01	$0.07	$0.13	$0.17	$0.51
Diluted Earnings Per Common Share (1)	$0.01	$0.07	$0.13	$0.17	$0.51
Dividends declared per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

Index

	2006	2005	2004	2003	2002
Balance Sheet Data
Net investment in hotel properties	$807,784	$317,980	$163,923	$121,076	$93,814
Assets Held for Sale	$-	$3,407	$18,758	$-	$-
Minority interest in Partnership	$25,933	$15,147	$16,779	$38,971	$20,258
Shareholder's equity	$331,619	$164,703	$119,792	$71,460	$11,378
Total assets	$968,208	$455,355	$261,021	$196,568	$101,516
Total debt	$580,542	$256,146	$97,761	$71,837	$65,341
Debt related to Assets Held for Sale	$-	$375	$13,058	$-	$-
Other Data
Funds from Operations (2)	$25,919	$14,445	$10,539	$6,533	$8,293
Net cash provided by operating activities	$27,217	$15,002	$12,148	$5,193	$8,177
Net cash used in investing activities	$(413,881)	$(190,825)	$(78,378)	$(58,370)	$(345)
Net cash provided by (used in) financing activities	$388,200	$163,989	$46,137	$93,744	$(7,859)
Weighted average shares outstanding
Basic	27,118,264	20,293,554	16,391,805	4,614,316	2,519,820
Diluted (1)	27,118,264	20,335,181	16,391,805	4,614,316	2,519,820

(1)           Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.
(2)           See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for an explanation of FFO, why we believe FFO is a meaningful measure of our operating performance and a reconciliation of FFO to net income calculated in accordance with GAAP.

Index

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

GENERAL

As of December 31, 2006, we owned interests in 66 hotels in the eastern United States including 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. In 2001, the REIT rules were modified, allowing a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. Accordingly, as of December 31, 2006, we have leased all 48 of our hotels to a wholly-owned TRS, a joint venture owned TRS, or a corporate entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. As of December 31, 2006, all of our hotels owned through interests in joint ventures are leased to TRSs that are wholly owned by those joint ventures or entities that are owned in part by our wholly owned TRS. The hotels owned by the joint ventures are managed by various management companies pursuant to the terms of certain management agreements.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2006, 2005 and 2004:

CONSOLIDATED HOTELS:

	Year Ended 2006	Year Ended 2005	2006 vs. 2005 % Variance	Year Ended 2004	2005 vs. 2004 % Variance

Rooms Available	1,604,276	934,699	71.6%	640,547	45.9%
Rooms Occupied	1,171,359	657,980	78.0%	422,058	55.9%
Occupancy	73.01%	70.39%	3.7%	65.89%	6.8%
Average Daily Rate (ADR)	$112.92	$102.94	9.7%	$88.65	16.1%
Revenue Per Available Room (RevPAR)	$82.45	$72.46	13.8%	$58.41	24.1%

Room Revenues	$132,273,077	$67,731,075	95.3%	$37,414,040	81.0%
Total Revenues	$142,179,749	$75,202,778	89.1%	$42,470,258	77.1%
Hotel Operating Revenues from Discontinued Operations	$5,998,835	$9,794,370	-38.8%	$11,790,000	-16.9%

The following table outlines operating results for the three years ended December 31, 2006, 2005 and 2004 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other minority interest holders.

UNCONSOLIDATED JOINT VENTURES:

	Year Ended 2006	Year Ended 2005	2006 vs. 2005 % Variance	Year Ended 2004	2005 vs. 2004 % Variance

Rooms Available	879,271	355,551	147.3%	127,364	179.2%
Rooms Occupied	614,339	263,030	133.6%	96,452	172.7%
Occupancy	69.87%	73.98%	-5.6%	75.73%	-2.3%
Average Daily Rate (ADR)	$132.21	$127.34	3.8%	$134.43	-5.3%
Revenue Per Available Room (RevPAR)	$92.45	$94.20	-1.9%	$101.80	-7.5%

Room Revenues	$81,285,744	$33,492,953	142.7%	$12,965,947	158.3%
Total Revenues	$111,305,828	$42,171,809	163.9%	$14,086,397	199.4%

Index

The following table outlines operating results for the three years ended December 31, 2006, 2005 and 2004 for our entire portfolio of hotels, which includes wholly owned hotels, hotels we own through joint venture interests that are consolidated in our financial statements, and hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

ALL HOTELS (INCLUDES CONSOLIDATED HOTELS AND UNCONSOLIDATED JOINT VENTURE ASSETS):

	Year Ended 2006	Year Ended 2005	2006 vs. 2005 % Variance	Year Ended 2004	2005 vs. 2004 % Variance

Rooms Available	2,483,547	1,290,250	92.5%	767,911	68.0%
Rooms Occupied	1,785,698	921,010	93.9%	518,510	77.6%
Occupancy	71.90%	71.38%	0.7%	67.52%	5.7%
Average Daily Rate (ADR)	$119.59	$109.91	8.8%	$97.16	13.1%
Revenue Per Available Room (RevPAR)	$85.99	$78.45	9.6%	$65.61	19.6%

Room Revenues	$213,558,821	$101,224,028	111.0%	$50,379,987	100.9%
Total Revenues	$253,485,577	$117,374,587	116.0%	$56,556,655	107.5%
Hotel Operating Revenues from Discontinued Operations	$5,998,835	$9,794,370	-38.8%	$11,790,000	-16.9%

The increase in revenue per available room (“RevPAR”) during the years ended December 31, 2006 and 2005, was due primarily to a rebounding economy; the Company’s broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hilton Garden Inn, Residence Inn and Courtyard by Marriott; and a focus on improving the average daily rate (“ADR”). The increase in both rooms and total revenue can be attributed primarily to the hotels acquired during the respective periods.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2006 to December 31, 2005
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2006 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $66,977, or 89.1%, from $75,203 for the twelve months ended December 31, 2005 to $142,180 for the same period in 2006.  The increase in revenues is primarily attributable to the acquisitions consummated in 2006 and improved RevPAR and occupancy at certain of our hotels. We acquired interests in the following 22 consolidated hotels since December 31, 2005:

Index

Brand	Location	Acquisition Date	Rooms	2006 Total Revenue
Courtyard	Langhorne, PA	1/3/2006	118	$4,312
Fairfield Inn	Mt. Laurel, NJ	1/3/2006	118	2,760
Fairfield Inn	Bethlehem, PA	1/3/2006	103	2,489
Courtyard	Scranton, PA	2/1/2006	120	2,543
Residence Inn	Tysons Corner, VA	2/2/2006	96	4,092
Hampton Inn	Philadelphia, PA	2/15/2006	250	7,799
Hilton Garden Inn	JFK Airport, NY	2/16/2006	188	7,883
Hawthorne Suites	Franklin, MA	4/25/2006	100	1,877
Residence Inn	North Dartmouth, MA	5/1/2006	96	2,386
Comfort Inn	North Dartmouth, MA	5/1/2006	84	1,213
Holiday Inn Express	Cambridge, MA	5/3/2006	112	2,950
Residence Inn	Norwood, MA	7/27/2006	96	1,088
Holiday Inn Express	Hauppauge, NY	9/1/2006	133	1,580
Hampton Inn	Brookhaven, NY	9/6/2006	161	1,658
Courtyard	Alexandria, VA	9/29/2006	203	1,301
Summerfield Suites	White Plains, NY	12/27/2006	159	*
Summerfield Suites	Bridgewater, NJ	12/27/2006	128	*
Summerfield Suites	Gaithersburg, MD	12/27/2006	140	*
Summerfield Suites	Pleasant Hill, CA	12/27/2006	142	*
Summerfield Suites	Pleasanton, CA	12/27/2006	128	*
Summerfield Suites	Scottsdale, AZ	12/27/2006	164	*
Summerfield Suites	Charlotte, NC	12/27/2006	144	*

			2,983	$45,931

*  Total Revenues for 2006 insignificant

Revenues for all 22 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2006 included revenues for a full year related to the following 10 hotels that were purchased during the twelve months ended December 31, 2005:

Brand	Location	Acquisition Date	Rooms	2006 Total Revenue	2005 Total Revenue
Residence Inn	Williamsburg, VA	11/22/2005	108	$3,143	$231
Springhill Suites	Williamsburg, VA	11/22/2005	120	2,331	141
Courtyard	Wilmington, DE	6/17/2005	78	2,609	1,357
Independent	Wilmington, DE	6/17/2005	71	1,604	833
Courtyard	Brookline/Boston, MA	6/16/2005	188	9,665	5,086
Holiday Inn Express	Oxford Valley, PA	5/26/2005	88	2,300	1,280
Holiday Inn Express	Malvern, PA	5/24/2005	88	1,905	1,036
Holiday Inn Express & Suites	King of Prussia, PA	5/23/2005	155	3,939	2,206
Hampton Inn	Herald Square, Manhattan, NY	4/1/2005	136	8,315	6,019
Fairfield Inn	Laurel, MD	1/31/2005	109	2,543	2,184

			1,141	$38,354	$20,373

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 8% and 12%.  Interest income from development loans receivable was $2,487 for the twelve months ended December 31, 2006 compared to $3,940 for the same period in 2005.  The average balance of development loans receivable outstanding in 2006 was lower then the average balance outstanding in 2005 resulting in a $1,453, or 36.9%, decrease in interest income.  The lower average balance outstanding in 2006 was partially due to an increase in our investment in land leased to developers for the construction of hotel properties.  In June and July of 2006 we acquired two parcels of land which are being leased to hotel developers. Our net investment in these parcels is approximately $18,946. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the year ended December 31, 2006, we recorded $2,071 in land lease revenue from these parcels.  We incurred $1,189 in expense related to these land leases resulting in a contribution of $882 to our operating income during the twelve months ended December 31, 2006.

Index

Total revenues for the year ended December 31, 2006 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, Pennsylvania which has a fixed rent over the five year term. Beginning on July 1, 2006 this hotel was leased to an unrelated party. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses.  Hotel lease revenue of $391 was recorded in the twelve months ended December 31, 2006 related to the lease of this property.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by two of our unconsolidated joint ventures.  Other revenues increased $230, or 43.5%, from $529 during the twelve months ended December 31, 2005 to $759 during the twelve months ended December 31, 2006.  We provided asset management services for the hotels owned by the Mystic Partners joint venture for the entire year in 2006.  In 2005 we provided asset management services for this portfolio for a partial year.

Income from unconsolidated joint venture investments increased $1,342 from $457 for the year ended December 31, 2005 to $1,799 for the year ended December 31, 2006. Since December 31, 2005, we have acquired unconsolidated joint venture interests in the following two properties:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
PRA Suites at Glastonbury, LLC	Homewood Suites	Glastonbury, CT	6/15/2006	136	40.0%	10.0%
Mystic Partners, LLC	Marriott	Hartford, CT	2/8/2006	409	15.0%	8.5%

In addition, we acquired joint venture interests in the following 10 properties during the twelve months ended December 31, 2005:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
SB Partners, LLC	Holiday Inn Express	South Boston, MA	10/7/2005	118	50.0%	10.0%
Mystic Partners, LLC	Hilton	Hartford, CT	10/6/2005	393	8.8%	8.5%
Mystic Partners, LLC	Residence Inn	Mystic, CT	9/15/2005	133	66.7%	8.5%
Mystic Partners, LLC	Marriott	Mystic, CT	8/9/2005	285	66.7%	8.5%
Mystic Partners, LLC	Courtyard	Norwich, CT	8/9/2005	144	66.7%	8.5%
Mystic Partners, LLC	Courtyard	Warwick, RI	8/9/2005	92	66.7%	8.5%
Mystic Partners, LLC	Residence Inn	Danbury, CT	8/9/2005	78	66.7%	8.5%
Mystic Partners, LLC	Residence Inn	Southington, CT	8/9/2005	94	44.7%	8.5%
Mystic Partners, LLC	Springhill Suites	Waterford, CT	8/9/2005	80	66.7%	8.5%
Hiren Boston, LLC	Courtyard	South Boston, MA	7/1/2005	164	50.0%	10.0%

Income from unconsolidated joint venture investments was favorably impacted by the inclusion of these investments for a full twelve months in 2006.

For the year ended December 31, 2006, interest income increased $580 compared to the same period in 2005. This increase was the result of an increase in interest bearing deposits related to the acquisition of hotel properties, interest earned on proceeds from the offering of our common stock during 2006, and an increase in interest income on our escrow deposits.

Index

Expenses

Total hotel operating expenses increased 81.1% to approximately $83,474 for the year ended December 31, 2006 from $46,082 for the year ended December 31, 2005. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $9,548 for the year ended December 31, 2005 to $20,011 for the year ended December 31, 2006. Similarly, real estate and personal property tax and property insurance increased $2,603, or 64.0%, in the year ended December 31, 2006 when compared to the same period in 2005.

General and administrative expense increased by approximately $1,266 from $4,972 in 2005 to $6,238 in 2006. General and administrative expenses increased primarily due to higher compensation expense related to our increase in asset management and accounting staff. Also included in general administrative costs are approximately $316 of terminated deal costs written off in 2006 compared to $41 in 2005. This increase in cost has been partially offset by the reduction in costs related to enhancing our process to evaluate internal controls that were incurred during the year ended December 31, 2005.

Net Income

Net income applicable to common shareholders for year ended December 31, 2006 was approximately $298 compared to net income applicable to common shareholders of $1,377 for the same period in 2005.

Operating income for the year ended December 31, 2006 was $29,502 compared to operating income of $14,570 during the same period in 2005. The $14,932, or 102.5%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $13,395 from $13,137 for the year ended December 31, 2005 to $26,532 for the year ended December 31, 2006. The increase in interest expense is the result of our issuance of $51,548 of notes payable in the second quarter of 2005 and mortgages placed on newly acquired properties. Also in the year ended December 31, 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt, and paid down $12,907 on another mortgage.  We also replaced our line of credit with an increased credit facility. As a result of terminating the variable rate debt and line of credit, we incurred $1,485 in debt extinguishment expense due to early termination fees and to write-off deferred loan costs associated with the retired debt and credit facility.

Included in net income applicable to common shareholders for the year ended December 31, 2006 is $490 in income from discontinued operations compared to a $318 loss during the same period in 2005. Discontinued operations results from the operations of two properties that were sold in June of 2005, one property sold in April 2006, two properties sold in November 2006 and two properties sold in December 2006. Also included in net income applicable to common shareholders for the year ended December 31, 2006 is a gain of $693 resulting from the sale of the Holiday Inn Express in Hartford, CT, the Hampton Inn in Peachtree, GA, the Hampton Inn in Newnan, GA, the Comfort Suites in Duluth, GA, and the Holiday Inn Express, Duluth, GA which had been held for sale. Included in net income applicable to common shareholders for the year ended December 31, 2005 is a gain of $1,161 resulting from the sale of Doubletree Club, Jamaica, NY and the Holiday Inn Express, Hunters Point, NY.

Net income applicable to common shareholders was also negatively impacted by $4,800 in preferred dividends declared in 2006, compared to $1,920 in preferred dividends declared during 2005 on our outstanding 2,400,000 shares of 8.0% Series A cumulative redeemable preferred stock issued in August of 2005.

Index

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2005 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $32,733, or 77.1%, from $42,470 for the twelve months ended December 31, 2004 to $75,203 for the same period in 2005.  The increase in revenues is primarily attributable to the acquisitions consummated in 2005 and improved RevPAR and occupancy at certain of our hotels. We acquired interests in 10 consolidated hotels during the twelve months ended December 31, 2005, as noted above.

Revenues for all 10 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenue for the year ended December 31, 2005 included revenues for a full year related to the following 5 hotels that were purchased in during the twelve months ended December 31, 2004:

Brand	Name	Acquisition Date	Rooms
Hilton Garden Inn	Gettysburg, PA	7/23/2004	88
Residence Inn	Greenbelt, MD	7/16/2004	120
Comfort Inn	Frederick, MD	5/27/2004	73
Residence Inn	Framingham, MA	3/26/2004	125
Four Points - Sheraton	Revere/Boston, MA	3/11/2004	180

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 8% and 12%.  Interest income from development loans receivable was $3,940 for the twelve months ended December 31, 2005 compared to $2,191 for the same period in 2004.  The average balance of development loans receivable outstanding in 2005 was greater then the average balance outstanding in 2004 resulting in a $1,749, or 79.8%, increase in interest income.

Total revenues for the year ended December 31, 2004 included hotel lease revenue for the eight hotels leased to HHMLP prior to April 1, 2004.  On April 1, 2004 these leases were terminated and the hotels were then leased to our wholly owned TRS.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by two of our unconsolidated joint ventures.  Other revenues increased $353, or 200.6%, from $176 during the twelve months ended December 31, 2004 to $529 during the twelve months ended December 31, 2005.  We provided asset management services for the hotels owned by the Mystic Partners joint venture beginning in 2005.

Income from unconsolidated joint venture investments decreased $24, or 5.0%, from $481 for the year ended December 31, 2004 to $457 for the year ended December 31, 2005. Investments in unconsolidated joint venture interests were acquired in the third and fourth quarter of 2005; however the properties owned by these ventures had a negative impact on income from investments in unconsolidated joint ventures due to seasonality in the properties earnings and the stabilization of newly developed properties that were in their ramp up phase.

For the year ended December 31, 2005, interest income increased $361 compared to the same period in 2004. This increase was the result of an increase in interest bearing deposits related to the acquisition of hotel properties and an increase in interest income on our escrow deposits.

Expenses

Total hotel operating expenses increased 71.4% to approximately $46,082 for the year ended December 31, 2005 from $26,890 for the year ended December 31, 2004. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $5,964 for the year ended December 31, 2004 to $9,548 for the year ended December 31, 2005. Similarly, real estate and personal property tax and property insurance increased $1,216, or 42.7%, in the year ended December 31, 2005 when compared to the same period in 2004.

Index

General and administrative expense increased by approximately $1,822 from $3,150 in 2004 to $4,972 in 2005. General and administrative expenses increased primarily due to higher compensation expense related to our increase in asset management and accounting staff and costs incurred related to enhancing our process to evaluate internal controls that were incurred during the year ended December 31, 2005.

Net Income

Net income applicable to common shareholders for year ended December 31, 2005 was approximately $1,377 compared to net income applicable to common shareholders of $2,049 for the same period in 2004.

Operating income for the year ended December 31, 2005 was $14,570 compared to operating income of $6,670 during the same period in 2004. The $7,900, or 118.4%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was offset by increases in interest expense, which increased $7,924 from $5,213 for the year ended December 31, 2004 to $13,137 for the year ended December 31, 2005. The increase in interest expense is the result of our issuance of $51,548 of notes payable in the second quarter of 2005 and mortgages placed on newly acquired properties.

Included in net income applicable to common shareholders for the year ended December 31, 2005 is $318 in loss from discontinued operations compared to $579 in income during the same period in 2004. Discontinued operations results from the operations of two properties that were sold in June of 2005, one property sold in April 2006, two properties sold in November 2006 and two properties sold in December 2006. Also included in net income applicable to common shareholders for the year ended December 31, 2005 is a gain of $1,161 resulting from the sale of Doubletree Club, Jamaica, NY and the Holiday Inn Express, Hunters Point, NY.

Net income applicable to common shareholders was also negatively impacted by $1,920 in preferred dividends resulting from our issuance of 8.0% Series A cumulative redeemable preferred shares during 2005.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

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

Index

Cash and Cash Equivalents

Our cash and cash equivalents balance of $10,316 at December 31, 2006, was primarily due to net cash provided by operations and by the stock offering we completed in December 2006.

Line of Credit Facility

We maintain a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $85,000 and in certain conditions increasing to $100,000. Borrowings under this facility bear interest at either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1,2,3, or 6 months plus 2.00%, at our discretion. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA and collateral assignment of all hotel management contracts of the management companies in the event of default. The line of credit includes financial covenants and require us to maintain minimum tangible net worth of $110.0 million; maximum accounts and other receivables from affiliates of $75.0 million; and certain financial ratios. The Company is in compliance with each of these covenants as of December 31, 2006.

Mortgages and Notes Payable

During 2006, in connection with the acquisition of hotel properties and refinancing of existing mortgage debt, we entered into or assumed $392,044 in mortgages and notes payable.  We recorded discounts of $1,347 on fixed rate mortgages and notes payable assumed in the acquisition of hotel properties.  As a result of the refinancing of existing mortgage debt and the sale of hotel properties we extinguished $87,165 in mortgage debt and recorded $1,485 in expense for penalties and the write-off of unamortized deferred financing costs.

In the second quarter of 2005, the Company issued two junior subordinated notes payable in the aggregate amount of $51,548 to statutory trusts entities pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense on trust notes in amount of $3,766 and $2,313 was recorded during the years ended December 31, 2006 and 2005, respectively.

Equity Offerings

On December 11, 2006, we completed a public offering of 7,200,000 common shares at $11.20 per share. On December 13, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 1,080,000 common shares at $11.20 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $87,658. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. The net offering proceeds were used to repay indebtedness and to lend additional development financing to third parties.

On September 19, 2006, we completed a public offering of 3,775,000 common shares at $9.75 per share. On September 28, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 566,250 common shares at $9.75 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $40,004. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. The net offering proceeds were used to repay indebtedness.

On April 28, 2006, we completed a public offering of 6,520,000 common shares at $9.00 per share. On May 9, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 977,500 common shares at $9.00 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $63,353. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $30,000 was used to repay indebtedness and approximately $19,500 was used to fund property acquisitions.

Index

On August 5, 2005, the Company completed a public offering of 2,400,000 of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,720. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

On September 24, 2004, we completed a public offering of 3,500,000 common shares at $9.37 per share. On September 30, 2004, the underwriter exercised its over-allotment option on these shares, and we issued an additional 400,000 common shares at $9.37 per share. Proceeds to the Company, net of underwriting discounts and commissions and expenses, were approximately $36,219. Immediately upon closing the offering, the Company contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $5,000 was used to repay indebtedness. The remaining net proceeds have been principally allocated to fund secured development loans, acquisitions and for general corporate purposes.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of year ended December 31, 2006 to year ended December 31, 2005

Net cash provided by operating activities for the year ended December 31, 2006, and 2005, was $27,217 and $15,002, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in income before depreciation and amortization and debt extinguishment expense, distributions from unconsolidated joint ventures, and increases in accounts payable and accrued expenses. This was offset by an increase in hotel accounts receivable, other assets, and due from related party and a decrease in due to related party.

Net cash used in investing activities for the year ended December 31, 2006 and 2005 increased $223,056, from $190,825 in the year ended December 31, 2005 compared to $413,881 for the year ended December 31, 2006. Net cash used for the purchase of hotel properties increased $260,300 in 2006 over 2005. We increased our capital expenditures from $2,958 in 2005 to $11,020 in 2006 as a result of undertaking property improvement plans at certain properties in 2006 in addition to capital expenditures in the ordinary course of business. We also increased cash used to invest in development loans receivable, net of repayments, by $13,946 in 2006 compared to 2005, as the originations of new development loans exceeded repayments. The increases in these expenditures in 2006 were offset by a decrease in advances and capital contributions for unconsolidated joint ventures from $47,704 in 2005 to $4,209 in 2006. The capital contributions for unconsolidated joint ventures in 2005 was primarily due to our investment in the Mystic Partners joint venture. The uses of cash in 2006 were also offset by cash provided by the disposition of hotel assets held for sale of $9,800 received in 2006 compared to $6,288 in 2005. Also in 2005, $8,250 was on deposit for hotel properties that were acquired in the first quarter of 2006 compared to $2,100 on deposit as of December 31, 2006.

Net cash provided by financing activities for the year ended December 31, 2006 was $388,200 compared to cash provided by financing activities of $163,989 for the year ended December 31, 2005. This increase was, in part, the result of proceeds from mortgages and notes payable, net of repayments, of $199,983 in 2006 compared to net proceeds of $127,503 in 2005.  The increase in net proceeds from mortgages and notes payable was due to an increase in our acquisition activity in 2006.  Cash proceeds of $191,015 resulted from three separate offerings of common stock in 2006.  As a result of the issuance of common shares, dividends paid on common shares increased $3,575 in 2006, from $14,599 during the year ended December 31, 2005 to $18,174 during the same period in 2006. We received $57,720 from the issuance of 8.0% Series A Preferred Shares were received during the year ended December 31, 2005. Dividends of $947 were paid on the preferred shares during the year ended December 31, 2005. During the same period in 2006, we paid $4,800 in dividends on preferred shares.  Net cash provided by borrowing under our line of credit facility was $24,000 in 2006 compared to net repayments of $1,027 in 2005.  Net borrowings under the line of credit were used primarily in 2006 to fund the acquisition of hotel properties.

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Net cash provided by operating activities for the year ended December 31, 2005, and 2004, was $15,002 and $12,148, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in income before depreciation and amortization, distributions from unconsolidated joint ventures, and increases in due to related parties and accounts payable and accrued expenses. This was offset by an increase in escrow and lease deposits and other assets.

Index

Net cash used in investing activities for the year ended December 31, 2005 and 2004 increased $112,447, from $78,378 in the year ended December 31, 2004 compared to $190,825 for the year ended December 31, 2005. Net cash used for the purchase of hotel properties increased $83,543 in 2005 over 2004 and advances and capital contributions for unconsolidated joint ventures increased $42,692 in 2005 over 2004. Also in 2005, $8,250 was on deposit for hotel properties that were acquired in the first quarter of 2006. We increased our capital expenditures from $2,494 in 2004 to $2,958 in 2005. The increases in these expenditures in 2005 were offset by a decrease in cash used to invest in development loans, net of repayments, of $19,930, as certain loans funded in the prior year were repaid. The uses of cash in 2005 were also offset by cash provided by the disposition of hotel assets held for sale of $6,288 received during 2005.

Net cash provided by financing activities for the year ended December 31, 2005 was $163,989 compared to cash provided by financing activities of $46,137 for the year ended December 31, 2004. This was, in part, the result of cash proceeds of $51,548 from the issuance of junior subordinated notes and cash proceeds of $57,720 from the issuance of 8.0% Series A Preferred Shares which were received during the year ended December 31, 2005. Dividends of $947 were paid on the preferred shares. During the same period in 2004, proceeds of $38,279 were received from the sale of common stock and the Company used $8,951 in cash to redeem common partnership units.

FUNDS FROM OPERATIONS
(dollars in thousands, except per share data)

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

Index

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

	Twelve Months Ending
	December 31, 2006	December 31, 2005	December 31, 2004

Net income applicable to common shares	$298	$1,377	$2,049
Income allocated to minority interest	551	38	210
Income (loss) of discontinued operations allocated to minority interest	64	(45)	138
Income from unconsolidated joint ventures	(1,799)	(457)	(481)
Gain on sale of assets	(693)	(1,161)	-
Depreciation and amortization	20,011	9,548	5,964
Depreciation and amortization from discontinued operations	260	1,206	1,565
FFO related to the minority interests in consolidated joint ventures (1)	(714)	(199)	(284)
Funds from consolidated hotel operations applicable to common shares and Partnership units	17,978	10,307	9,161

Income from Unconsolidated Joint Ventures	1,799	457	481
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	1,817	653	-
Interest in depreciation and amortization of unconsolidated joint venture (3)	4,325	3,028	835
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	7,941	4,138	1,316

Funds from Operations applicable to common shares and Partnership units	$25,919	$14,445	$10,477

Weighted Average Common Shares and Units Outstanding
Basic	27,118,264	20,293,554	16,391,805
Diluted	30,785,693	23,177,239	19,401,636

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)	Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures.

FFO was $25,919 for the year ended December 31, 2006, which was an increase of $11,474, or 79.4%, over FFO in the comparable period in 2005, which was $14,445. The increase in FFO was primarily a result of a continued strengthened economy; the benefits of acquiring assets and interests in joint ventures since December 31, 2005; continued stabilization and maturation of the existing portfolio; an increase in business travel and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense and dividends paid to our preferred shareholders and debt extinguishment charges incurred during the year ended December 31, 2006.

For the year ended December 31, 2005, FFO increased $3,906, or 37.1% over the same period in 2004. The increase in FFO was primarily a result of a strengthened economy; the benefits of acquiring assets and interests in joint ventures since December 31, 2004; continued stabilization and maturation of the existing portfolio; an increase in business travel and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense and dividends paid to our preferred shareholders during the year ended December 31, 2006.

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

Index

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

More than 95% of our revenues are derived from hotel room revenues and revenue from other hotel operating departments. We directly recognize revenue and expense for all consolidated hotels as hotel operating revenue and hotel operating expense when earned and incurred. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All revenues are recorded on an accrual basis, as earned. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred.

Revenue for interest on development loan financing is recorded in the period earned based on the interest rate of the loan and outstanding balance during the period. Development loans receivable and accrued interest on the development loans receivable are evaluated to determine if outstanding balances are collectible.  Interest is recorded only if it is determined the outstanding loan balance and accrued interest balance are collectible.

We lease land to hotel developers under fixed lease agreements. In addition to base rents, these lease agreements contain provisions that require the lessee to reimburse real estate taxes, debt service and other impositions. Base rents and reimbursements for real estate taxes, debt service and other impositions are recorded in land lease revenue on an accrual basis.  Expenses for real estate taxes, interest expense, and other impositions that are reimbursed under the land leases are recorded in land lease expense when they are incurred.

We lease a hotel to a third party under a fixed lease agreement.  In addition to base rents, the lease agreement contains provisions that require the lessee to reimburse us for real estate taxes, capital expenditures and other impositions. Base rents and reimbursements for real estate taxes, capital expenditures and other impositions are recorded in hotel lease revenue on an accrual basis.  Expenses for real estate taxes and other impositions that are reimbursed under the leases are recorded in operating expenses when incurred.

Other revenues consist primarily of fees earned for asset management services provided to hotels we own through unconsolidated joint ventures. Fees are earned as a percentage of the hotels revenue and are recorded in the period earned.

Investment in Hotel Properties

Investments in hotel properties are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of up to 40 years for buildings and improvements, five to seven years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in hotel properties. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in hotel properties we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We follow Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:
•	a significant decrease in the market price of a long-lived asset;
•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

Index

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;
•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

•	a current expectation that, it is more likely than not that, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in hotel properties. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Investment in Joint Ventures

Properties owned in joint ventures are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest or other rights in the operation of the entity. We evaluate whether we have a controlling financial interest in a VIE through means other than voting rights and determine whether we should include the VIE in our consolidated financial statements. Our examination of each joint venture consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Control can also be demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. This evaluation requires significant judgment.

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or our voting interest in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee. Pursuant to our joint venture agreements, allocations of profits and losses of some of our investments in unconsolidated joint ventures may be allocated disproportionately as compared to nominal ownership percentages due to specified preferred return rate thresholds.

Accounting for Derivative Financial Investments and Hedging Activities

We use derivatives to hedge, fix and cap interest rate risk and we account for our derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges that are considered highly effective are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the income statements in the period or periods the hedged forecasted transaction affects earnings.

Under cash flow hedges, derivative gains and losses not considered highly effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. For hedge transactions that do not qualify for the short-cut method, at the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future.

Index

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined whether the adoption of SFAS No. 157 will have a material effect on the Company’s financial statements.

SAB 108

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the Company’s financial statements.

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the recognition and measurement of tax-based benefits based on the probability that they will be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is expected that the adoption of FIN 48 will not have any material effect on the Company’s financial statements.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see the Notes to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments (excluding interest) to make future payments under contracts, such as debt and lease agreements, as of December 31, 2006.

Contractual Obligations (in thousands)	2007	2008	2009	2010	2011	Thereafter
Long Term Debt	$3,524	$21,973	$51,286	$24,468	$6,341	$450,262
Hotel Ground Rent	602	610	618	627	648	67,177
Total	$4,126	$22,583	$51,904	$25,095	$6,989	$517,439

The fair value of the mortgages and notes payable and the line of credit exceeded the carrying value by approximately $34 million at December 31, 2006.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At December 31, 2006, we maintained a balance of $24,000 under our Line of Credit. The total fixed rate mortgages payable of $532,680 had a current weighted average interest rate of 6.23%. The total floating rate mortgages payable of $25,174 had a current weighted average interest rate of 8.36%.

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

Approximately 95.5% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 4.5% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of December 31, 2006 was approximately 6.37%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended December 31, 2006, our interest expense for the year ended December 31, 2006 would have been increased or decreased by approximately $504.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt approximating $482 million, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt approximating $585 million.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at December 31, 2006, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed Rate Debt	3,145	21,578	29,683	24,286	6,159	447,829	532,680
Average Interest Rate	6.23%	6.23%	6.20%	6.09%	6.09%	6.07%	6.15%

Floating Rate Debt	379	395	21,603	182	182	2,433	25,174
Average Interest Rate	8.37%	8.38%	8.00%	8.00%	8.00%	8.00%	8.12%

	$3,524	$21,973	$51,286	$24,468	$6,341	$450,262	$557,854

The table incorporates only those exposures that existed as of December 31, 2006 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time. The fair value of the mortgages payable and the line of credit exceeded the carrying value by approximately $34,000 at December 31, 2006.

At December 31, 2006 and 2005, the fair value of our interest rate swap was $47 and $0, respectively and is included in other assets on the face of the consolidated balance sheets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in other assets. On June 12, 2006, we terminated the interest rate cap due to the refinancing of the associated interest rate debt instrument to a fixed rate. We received $79 in cash and reclassified $58 in reduction to interest expense as a result of the termination of this cap. The change in net unrealized gains/losses was a loss of $94 and a gain of $294 for the years ended December 31, 2006 and 2005, respectively, for derivatives designated as cash flow hedges.  Hedge ineffectiveness of $14 and $13 on cash flow hedges was recognized in unrealized gain/loss on derivatives during the years ended December 31, 2006 and 2005, respectively. Hedge ineffectiveness is included in interest expense on the face of the consolidated statements of operations.

Index

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Index

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  We did not audit the financial statements of Mystic Partners, LLC an equity method investee company (See note 3).  The Company's investment in Mystic Partners, LLC at December 31, 2006 and 2005, was $39,180,000 and $40,393,000, respectively, and its equity in earnings of Mystic Partners, LLC was $1,691,000 and $61,000 for the years ended December 31, 2006 and 2005, respectively.  The financial statements of Mystic Partners, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mystic Partners, is based on the report of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hersha Hospitality Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2007

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31, 2006	December 31, 2005
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$807,784	$317,980
Investment in Joint Ventures	50,234	55,981
Development Loans Receivable	47,016	32,450
Cash and Cash Equivalents	10,316	8,780
Escrow Deposits	14,927	7,329
Hotel Accounts Receivable, net of allowance for doubtful accounts of $30 and $372	4,608	2,211
Deferred Costs, net of Accumulated Amortization of $1,543 and $1,437	7,525	4,131
Due from Related Parties	4,930	2,799
Intangible Assets, net of Accumulated Amortization of $618 and $478	5,594	4,681
Other Assets	15,274	15,606
Hotel Assets Held for Sale	-	3,407

Total Assets	$968,208	$455,355

Liabilities and Shareholders’ Equity:
Line of Credit	$24,000	$-
Mortgages and Notes Payable, net of unamortized discount of $1,312 and $0	556,542	256,146
Accounts Payable, Accrued Expenses and Other Liabilities	14,740	7,099
Dividends and Distributions Payable	8,985	5,151
Due to Related Parties	3,297	4,655
Liabilities Related to Hotel Assets Held for Sale	-	375

Total Liabilities	607,564	273,426

Minority Interests:
Common Units	$25,933	$15,147
Interest in Consolidated Joint Ventures	3,092	2,079

Total Minority Interests	29,025	17,226

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 10,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding at December 31, 2006 and 2005 (Aggregate Liquidation Preference $60,000 at December 30, 2006 and 2005)	24	24
Common Shares - Class A, $.01 Par Value, 50,000,000 Shares Authorized, 40,671,950 and 20,373,752 Shares Issued and Outstanding at December 31, 2006 and 2005	405	203
Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	233	327
Additional Paid-in Capital	381,592	193,228
Distributions in Excess of Net Income	(50,635)	(29,079)

Total Shareholders' Equity	331,619	164,703

Total Liabilities and Shareholders’ Equity	$968,208	$455,355

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2006	2005	2004
Revenue:
Hotel Operating Revenues	$142,180	$75,203	$42,470
Interest Income from Development Loans	2,487	3,940	2,191
Land Lease Revenue	2,071	-	-
Hotel Lease Revenue	391	-	1,192
Other Revenues	759	529	176
Total Revenues	147,888	79,672	46,029

Operating Expenses:
Hotel Operating Expenses	83,474	46,082	26,890
Hotel Ground Rent	804	433	504
Land Lease Expense	1,189	-	-
Real Estate and Personal Property Taxes and Property Insurance	6,670	4,067	2,851
General and Administrative	6,238	4,972	3,150
Depreciation and Amortization	20,011	9,548	5,964
Total Operating Expenses	118,386	65,102	39,359

Operating Income	29,502	14,570	6,670

Interest Income	1,182	602	241
Interest Expense	26,532	13,137	5,213
Loss on Debt Extinguishment	1,485	-	-
Income before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	2,667	2,035	1,698

Income from Unconsolidated Joint Venture Investments	1,799	457	481

Income before Minority Interests and Discontinued Operations	4,466	2,492	2,179

Distributions to Preferred Unitholders	-	-	499
Income allocated to Minority Interests in Continuing Operations	551	38	210
Income from Continuing Operations	3,915	2,454	1,470

Discontinued Operations, net of minority interests (Note 12):
Gain on Disposition of Hotel Properties	693	1,161	-
Income (Loss) from Discontinued Operations	490	(318)	579
Income from Discontinued Operations	1,183	843	579

Net Income	5,098	3,297	2,049
Preferred Distributions	4,800	1,920	-

Net Income applicable to Common Shareholders	$298	$1,377	$2,049

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2006		2005		2004
Earnings Per Share:
BASIC
(Loss) income from continuing operations applicable to common shareholders	$(0.03)		$0.03		$0.09
Income from Discontinued Operations	$0.04		$0.04		$0.04

Net Income applicable to common shareholders	$0.01		$0.07		$0.13

DILUTED
(Loss) income from continuing operations applicable to common shareholders	$(0.03	)*	$0.03	*	$0.09	*
Income from Discontinued Operations	$0.04	*	$0.04	*	$0.04	*

Net Income applicable to common shareholders	$0.01	*	$0.07	*	$0.13	*

Weighted Average Common Shares Outstanding:
Basic	27,118,264		20,293,554		16,391,805
Diluted	27,118,264	*	20,335,181	*	16,391,805	*

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 since the effect of including these amounts in the numerator and denominator would have no impact. Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the year ended December 31, 2006 since the effect of including this amount in the denominator would be anti-dilutive to loss for continuing operations applicable to common shareholders.

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
[IN THOUSANDS, EXCEPT SHARES]

	Class A Common Shares		Class B Common Shares		Class A Preferred Shares		Additional Paid-In	Other Comprehensive	Distributions in Excess of Net
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Total
Balance at December 31, 2003	12,355,075	$124	-	$-	-	$-	$76,496	$-	$(5,160)	$71,460
Common Stock Issuance	3,900,000	39	-	-	-	-	36,504	-	-	36,543
Issuance Costs	-	-	-	-	-	-	(324)			(324)
Unit Conversion	4,032,460	40	-	-	-	-	24,820	-	-	24,860
Reallocation of Minority Interest due to Equity Issuance	-	-	-	-	-	-	(2,155)	-	-	(2,155)
Dividends Declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(12,696)	(12,696)
Dividend Reinvestment Plan	2,448	-					22	-	-	22
Comprehensive Income:
Other Comprehensive Income	-	-	-	-	-	-	-	33	-	33
Net Income	-	-	-	-	-	-	-	-	2,049	2,049
Total Comprehensive Income										2,082
Balance at December 31, 2004	20,289,983	203	-	-	-	-	135,363	33	(15,807)	119,792
Preferred Stock Issuance	-	-	-	-	2,400,000	24	58,086	-	-	58,110
Issuance Costs	-	-	-	-	-	-	(390)	-	-	(390)
Unit Conversion	8,155	-	-	-	-	-	46	-	-	46
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(14,649)	(14,649)
Preferred Stock ($0.89 per share)	-	-	-	-	-	-	-	-	(1,920)	(1,920)
Dividend Reinvestment Plan	2,519	-	-	-	-	-	24	-	-	24
Stock Based Compensation
Restricted Share Award Grants	71,000	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	99	-	-	99
Share Grants to Trustees	2,095	-	-	-	-	-	-	-	-	-
Comprehensive Income:
Other Comprehensive Income	-	-	-	-	-	-	-	294	-	294
Net Income	-	-	-	-	-	-	-	-	3,297	3,297
Total Comprehensive Income										3,591
Balance at December 31, 2005	20,373,752	203	-	-	2,400,000	24	193,228	327	(29,079)	164,703
Common Stock Issuance	20,118,750	201	-	-	-	-	191,875	-	-	192,076
Issuance Costs	-	-	-	-	-	-	(1,061)			(1,061)
Unit Conversion	82,077	1	-	-	-	-	649	-	-	650
Reallocation of Minority Interest due to Equity Issuance	-	-	-	-	-	-	(3,467)	-	-	(3,467)
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(21,854)	(21,854)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Dividend Reinvestment Plan	2,871	-	-	-	-	-	29	-	-	29
Stock Based Compensation
Restricted Share Award Grants	89,500	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	293			293
Share Grants to Trustees	5,000	-	-	-	-	-	46	-	-	46
Comprehensive Income:
Other Comprehensive Income	-	-	-	-	-	-	-	(94)	-	(94)
Net Income	-	-	-	-	-	-	-	-	5,098	5,098
Total Comprehensive Income										5,004
Balance at December 31, 2006	40,671,950	$405	-	$-	2,400,000	$24	$381,592	$233	$(50,635)	$331,619

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2006	2005	2004
Operating activities:
Net Income	$5,098	$3,297	$2,049
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	(784)	(1,323)	-
Depreciation	20,131	10,696	6,959
Amortization	1,118	672	241
Debt extinguishment	1,485	-	-
Income allocated to minority interests	706	154	348
Equity in income of unconsolidated joint ventures	(1,799)	(457)	(481)
Distributions from unconsolidated joint ventures	4,578	838	-
Gain recognized on change in fair value of derivative instrument	(197)	(13)	-
Stock based compensation expense	339	99	-
Change in assets and liabilities:
(Increase) in:
Hotel accounts receivable	(1,731)	(435)	(1,553)
Escrows	(87)	(1,074)	113
Other assets	(2,781)	(1,923)	(894)
Due from related party	(2,131)	(1,431)	1,779
Increase (decrease) in:
Due to related party	(1,448)	4,419	(290)
Accounts payable and accrued expenses	4,720	1,483	3,877
Net cash provided by operating activities	27,217	15,002	12,148

Investing activities:
Purchase of hotel property assets	(395,359)	(135,059)	(51,516)
Capital expenditures	(11,020)	(2,958)	(2,494)
Proceeds from disposition of hotel assets held for sale	9,800	6,288	-
Deposits on hotel acquisitions	(2,100)	(8,250)	-
Cash paid for franchise fee intangible	(46)	(302)	-
Investment in common stock of Trust entities	-	(1,548)	-
Investments in notes receivable	(1,057)	(1,166)	(13,939)
Repayment of notes receivable	1,909	83	15,133
Investment in development loans receivable	(51,616)	(31,345)	(20,550)
Repayment of development loans receivable	37,050	30,725	-
Distributions from unconsolidated joint ventures	2,767	411	-
Advances and capital contributions to unconsolidated joint ventures	(4,209)	(47,704)	(5,012)
Net cash used in investing activities	(413,881)	(190,825)	(78,378)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	24,000	(1,027)	1,027
Principal repayment of mortgages and notes payable	(80,222)	(6,189)	(7,283)
Proceeds from mortgages and notes payable	280,205	133,692	37,375
Settlement (acquistion) of interest rate derivative	79	(23)	-
Cash paid for deferred financing costs	(1,224)	(2,460)	(325)
Proceeds from issuance of common stock, net	191,015	-	38,279
Proceeds from issuance of preferred stock, net	-	57,720	-
Redemption of common partnership units	-	-	(8,951)
Preferred distributions paid on Series A Preferred Units	-	-	(499)
Contributions from partners in consolidated joint ventures	-	198	-
Distributions to partners in consolidated joint ventures	(221)	(317)	-
Dividends paid on common shares	(18,174)	(14,599)	(11,267)
Dividends paid on preferred shares	(4,800)	(947)	-
Distributions paid on common partnership units	(2,458)	(2,059)	(2,219)
Net cash provided by financing activities	388,200	163,989	46,137

Net increase (decrease) in cash and cash equivalents	1,536	(11,834)	(20,093)
Cash and cash equivalents - beginning of year	8,780	20,614	40,707

Cash and cash equivalents - end of year	$10,316	$8,780	$20,614

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hersha Hospitality Trust (“we” or the “Company”) was formed in May 1998 as a self-administered, Maryland real estate investment trust (“REIT”) for federal income tax purposes.

The Company owns a controlling general partnership interest in Hersha Hospitality Limited Partnership (“HHLP” or  the “Partnership”), which owns a 99% limited partnership interest in various subsidiary partnerships. Hersha Hospitality, LLC (“HHLLC”), a Virginia limited liability company, owns a 1% general partnership interest in the subsidiary partnerships and the Partnership is the sole member of HHLLC.

The Partnership formed a wholly owned taxable REIT subsidiary, 44 New England Management Company (“44 New England” or “TRS Lessee”), to lease certain of the Company’s hotels.

As of December 31, 2006, the Company, through the Partnership and subsidiary partnerships, wholly owned forty-eight limited and full service hotels. Forty-seven of the wholly owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. One wholly owned hotel facility is leased to an unrelated party under a fixed lease agreement.

In addition to the wholly owned hotel properties, as of December 31, 2006, the Company owned joint venture interests in another eighteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

Joint Venture	Ownership	Property	Location	Lessee

Unconsolidated Joint Ventures
Inn America Hospitality at Ewing, LLC	50.0%	Courtyard	Ewing/Princeton, NJ	Hersha Inn America TRS Inc.
PRA Glastonbury, LLC	40.0%	Hilton Garden Inn	Glastonbury, CT	Hersha PRA TRS, Inc
PRA Suites at Glastonbury, LLC	40.0%	Homewood Suites	Glastonbury, CT	Hersha PRA LLC
Mystic Partners, LLC	66.7%	Marriott	Mystic, CT	Mystic Partners Leaseco, LLC
	8.8%	Hilton	Hartford, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Norwich, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Warwick, RI	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Danbury, CT	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Mystic, CT	Mystic Partners Leaseco, LLC
	44.7%	Residence Inn	Southington, CT	Mystic Partners Leaseco, LLC
	66.7%	Springhill Suites	Waterford, CT	Mystic Partners Leaseco, LLC
	15.0%	Marriott	Hartford, CT	Mystic Partners Leaseco, LLC
Hiren Boston, LLC	50.0%	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners, LLC	50.0%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC

Consolidated Joint Ventures
Logan Hospitality Associates, LLC	55.0%	Four Points – Sheraton	Revere/Boston, MA	Revere Hotel Group, LLC
LTD Associates One, LLC	75.0%	Springhill Suites	Williamsburg, VA	HT LTD Williamsburg One LLC
LTD Associates Two, LLC	75.0%	Residence Inn	Williamsburg, VA	HT LTD Williamsburg Two LLC
Affordable Hospitality Associates, LP	80.0%	Hampton Inn	Philadelphia, PA	Philly One TRS, LLC

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

New England and the joint venture TRS lessees lease the hotel properties pursuant to separate percentage lease agreements (the “Percentage Leases”) that provide for percentage rents based on the revenues of the hotels. The properties are managed by eligible independent management companies, including Hersha Hospitality Management, LP (“HHMLP”), HHMLP is owned in part by four of the Company’s executive officers, two of its trustees and other third party investors.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated.

Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest in the entity. Control can be demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. Control can be demonstrated by the limited partners if the limited partners have the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause or have rights to participate in the significant decisions made in the ordinary course of the partnership’s business.

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Our examination consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; Philly One TRS, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Also, Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; and Philly One TRS, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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

Investment in Hotel Properties

The Company allocates the purchase price of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets and the fair value of liabilities assumed, including debt. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the following estimated useful lives:

Building and Improvements	15 to 40 Years
Furniture, Fixtures and Equipment	5 to 7 Years

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when management and our independent trustees commit to a plan to sell the property, the property is available for sale, management engages in active program to locate a buyer for the property and it is probable the sale will be completed within a year of the initiation of the plan to sell.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Investment in Unconsolidated Joint Ventures

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or our voting interest in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee. Pursuant to our joint venture agreements, allocations of profits and losses of some of our investments in unconsolidated joint ventures may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds.

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. If impairment is indicated, an adjustment will be made to the carrying value of or investment in the unconsolidated joint venture. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its investments in unconsolidated joint ventures.

Development Loans Receivable

The Company provides secured first-mortgage and mezzanine financing to hotel developers. Development loans receivable are recorded at cost and are reviewed for potential impairment at each balance sheet date. A development loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.

The Company’s development loans receivable are each secured by various hotel or hotel development properties or partnership interests in hotel or hotel development properties. We evaluate each of our development loans to determine whether they meet the guidelines of consolidation. Our evaluation consists of reviewing the sufficiency of the borrower’s equity at risk, controlling financial interests in the borrower, voting rights of the borrower, and the borrower’s obligation to absorb expected losses and expected gains, including residual returns. We have determined that development loans receivable do not constitute a financial interest in a VIE and do not consolidate the operating results of the borrower in our consolidated financial statements. The analysis utilized by the Company in evaluating the development loans receivable involves considerable management judgment and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and in banks plus short-term investments with an initial maturity of three months or less when purchased.

Escrow Deposits

Escrow deposits include reserves for debt service, real estate taxes, and insurance and reserves for furniture, fixtures, and equipment replacements, as required by certain mortgage debt agreement restrictions and provisions.

Hotel Accounts Receivable

Hotel accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and an allowance for potential losses from uncollectible accounts is provided against the portion of accounts receivable that is estimated to be uncollectible.

Deferred Costs

Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using a method which approximates the effective interest method.

Due from/to Related Parties

Due from/to Related Parties represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Due from related parties results primarily from advances of shared costs incurred. Due to affiliates results primarily from hotel management and project management fees incurred. Both due to and due from related parties are generally settled within a period not to exceed one year.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Intangible Assets

Intangible assets consist of goodwill, leasehold intangibles for above-market and below-market value of in-place leases, and deferred franchise fees. Goodwill is evaluated annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.” The leasehold intangibles are amortized over the remaining lease term. Deferred franchise fees are amortized using the straight-line method over the life of the franchise agreement.

Minority Interest

Minority Interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2006, 2005 and 2004 was 91.4%, 87.8% and 87.7%, respectively.

We also maintain minority interests for the equity interest owned by third parties in Logan Hospitality Associates, LLC; LTD Associates One, LLC; LTD Associates Two, LLC; and Affordable Hospitality, LP. Third parties own a 45% interest in Logan Hospitality Associates, LLC; a 25% interest in each of LTD Associates One LLC and LTD Associates Two, LLC; and a 20% interest in Affordable Hospitality Associates, LP. We allocate the income (loss) of these joint ventures to the minority interest in consolidated joint ventures based upon the ownership of the entities, preferences in distributions of cash available and the terms of each venture agreement.

Shareholders’ Equity

On December 11, 2006, we completed a public offering of 7,200,000 common shares at $11.20 per share. On December 13, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 1,080,000 common shares at $11.20 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $87,658. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. The net offering proceeds were used to repay indebtedness and to lend additional development financing to third parties.

On September 19, 2006, we completed a public offering of 3,775,000 common shares at $9.75 per share. On September 28, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 566,250 common shares at $9.75 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $40,004. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. The net offering proceeds were used to repay indebtedness.

On April 28, 2006, we completed a public offering of 6,520,000 common shares at $9.00 per share. On May 9, 2006, the underwriter exercised its over-allotment option with respect to that offering, and we issued an additional 977,500 common shares at $9.00 per share. Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $63,353. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests. Of the net offering proceeds, approximately $30,000 was used to repay indebtedness and approximately $19,500 was used to fund property acquisitions.

On August 5, 2005, we completed a public offering of 2,400,000 of 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,720. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

Stock Based Compensation

We apply Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Derivatives and Hedging

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

Revenue Recognition

We directly recognize revenue and expense for all consolidated hotels as hotel operating revenue and hotel operating expense when earned and incurred. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All revenues are recorded on an accrual basis, as earned. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred.

Revenue for interest on development loan financing is recorded in the period earned based on the interest rate of the loan and outstanding balance during the period. Development loans receivable and accrued interest on the development loans receivable are evaluated to determine if outstanding balances are collectible.  Interest is recorded only if it is determined the outstanding loan balance and accrued interest balance are collectible.

We lease land to hotel developers under fixed lease agreements. The lease agreements do not provide for increases in minimum rent. In addition to base rents, these lease agreements contain provisions that require the lessee to reimburse real estate taxes, debt service and other impositions. Base rents and reimbursements for real estate taxes, debt service and other impositions are recorded in land lease revenue on an accrual basis, when the related expenses are incurred.

We lease a hotel to a third party under a fixed lease agreement. The lease agreement does not provide for increases in minimum rent over its term. In addition to base rents, the lease agreement contains provisions that require the lessee to reimburse us for real estate taxes, capital expenditures and other impositions. Base rents and reimbursements for real estate taxes, capital expenditures and other impositions are recorded in hotel lease revenue on an accrual basis, when the related expenses are incurred.

Other revenues consist primarily of fees earned for asset management services provided to hotels we own through unconsolidated joint ventures. Fees are earned as a percentage of the hotels revenue and are recorded in the period earned.

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

Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the value of the deferred tax asset is not able to be quantified with certainty. Therefore, any deferred tax assets have been reserved as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined whether the adoption of SFAS No. 157 will have a material effect on the Company’s financial statements.

SAB 108

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the Company’s financial statements.

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the recognition and measurement of tax-based benefits based on the probability that they will be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is expected that the adoption of FIN 48 will not have any material effect on the Company’s financial statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consist of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Land	$135,943	$32,430
Buildings and Improvements	640,666	283,791
Furniture, Fixtures and Equipment	88,179	43,528
Construction in Progress	4,359	-
	869,147	359,749

Less Accumulated Depreciation	(61,363)	(41,769)

Total Investment in Hotel Properties	$807,784	$317,980

Depreciation expense was $20,120, $10,693 and $7,356 for the years ended December 31, 2006, 2005 and 2004, respectively.

During the years ended December 31, 2006, 2005 and 2004, we acquired the following wholly owned hotel properties:

2006 Acquisitions
Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
NJ and PA Portfolio	1/3/2006	$6,207	$30,988	$3,978	$125	-	$41,298	-
Courtyard by Marriott, Scranton, PA	2/1/2006	761	7,192	831	57	-	8,841	-
Residence Inn, Tyson's Corner, VA	2/2/2006	4,283	14,476	1,240	201	-	20,200	9,596
Hilton Garden Inn, JFK Airport, NY	2/16/2006	N/A	25,019	3,621	317	226	29,183	13,000
KW Portfolio, MA	April and May 2006	4,708	22,926	3,918	198	-	31,750	9,023
Holiday Inn Express, Cambridge, MA	5/3/2006	1,956	9,793	444	-	-	12,193	-
Land, 39th and 8th Avenue, New York, NY	6/28/2006	21,774	-	-	-	-	21,774
Residence Inn, Norwood, MA	7/27/2006	1,970	11,760	1,403	53	-	15,186	8,000	*
Land and Building, 41st Street, New York, NY	7/28/2006	10,735	11,051	-	-	-	21,786
Hampton Inn, Brookhaven, NY	9/6/2006	3,131	17,343	980	242	-	21,696	15,455
Holiday Inn Express, Hauppauge, NY	9/1/2006	2,737	14,080	658	173	-	17,648	10,152
Courtyard by Marriott, Alexandria, VA	9/29/2006	6,376	26,089	2,578	-	-	35,043
Hampton Inn - Chelsea, New York, NY	9/29/2006	8,905	33,499	2,930	843	-	46,177	36,202
Hyatt Summerfield Suites Portfolio	12/27/2006	29,053	123,030	16,576	-	-	168,659	472

Total 2006 Wholly Owned Acquisitions		$102,596	$347,246	$39,157	$2,209	$226	$491,434	$101,900

In connection with the 2006 acquisitions we acquired $3,356 in working capital. In addition to cash, consideration included $9,940 in units in our operating partnership and $5,250 in deposits made in 2005.

On August 29, 2003, HT/CNL Metro Hotels, LP purchased the Hampton Inn, (Manhattan) Chelsea, NY. We owned a one-third equity interest in this joint venture partnership while CNL Hospitality Partners LP (“CNL”) owned the remaining equity interests. On September 29, 2006, we acquired CNL’s remaining equity interest in the venture. Prior to the acquisition of the CNL’s remaining interest, our investment in joint venture was $4,409 and was recorded in investments in joint ventures. Our share of the operating results of the venture through September 29, 2006 is included in Income from Unconsolidated Joint Ventures on the statement of operations.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

*The $8,000 assumed mortgage for Residence Inn, Norwood was repaid in full in September 2006.

2005 Acquisitions
Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
Fairfield Inn, Laurel, MD	1/31/2005	$927	$6,120	$344	$44	-	$7,435	-
Hampton Inn, New York, NY	4/1/2005	5,472	23,497	2,364	547	-	31,880	16,500
McIntosh Portfolio, PA and DE	May and June 2005	8,171	40,046	1,572	776	-	50,565	-
Courtyard by Marriot, Brookline, MA	6/16/2005	N/A	47,414	3,760	259	3,570	55,003	-

Total 2005 Wholly Owned Acquisitions		$14,570	$117,077	$8,040	$1,626	$3,570	$144,883	$16,500

All of the newly acquired wholly owned hotels are leased to the TRS Lessee, and all are managed by HHMLP, except for the Courtyard by Marriott, Alexandria and the Hyatt Summerfield Suites Portfolio which are managed by unrelated third parties.  The Hampton Inn located in Philadelphia, Pennsylvania is leased to an entity that is owned by the TRS Lessee and our joint venture partner.

Included in the acquisition of the Hilton Garden Inn at the JFK Airport, New York, was a land lease for the underlying land with a remaining term of approximately 93 years. The remaining lease payments were determined to be below market value and as a result, $226 of the purchase price was allocated to an intangible asset. Included in the acquisition of the Courtyard by Marriott in Brookline, Massachusetts in 2005, was a prepaid land lease for the underlying land with a remaining term of approximately 90 years. This prepaid land lease is classified as an intangible asset with a value of $3,570. Both lease intangibles are recorded in intangible assets on the consolidated balance sheet and are being amortized over the remaining lives of the leases.

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

As part of the acquisition of the Hyatt Summerfield Suites Portfolio, HHLP entered into a management agreement with Lodgeworks, L.P. (Lodgeworks) to manage all seven properties in the portfolio.  Lodgeworks extended a $996 interest-free loan to HHLP for working capital contributions that is due at either the termination or expiration of the agreement.  Since the interest rate on the note payable is below the market rate of interest at the date of the acquisition, a discount of $525 was recorded on the note payable.  The discount reduces the principal balances recorded in the mortgages and notes payable and is being amortized over the remaining life of the loan and is recorded as interest expense.

During the years ended December 31, 2006, 2005 and 2004, we acquired the following consolidated joint venture hotel properties:

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
Hampton Inn (Affordable Hospitality), Philadelphia	2/15/2006	$2,928	$21,062	$3,029	$117	$-	$27,136	$873
Total 2006 Consolidated Joint Venture Acquisitions		$2,928	$21,062	$3,029	$117	$-	$27,136	$873

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
Springhill Suites (LTD One), Williamsburg, VA	11/22/2005	$1,430	$10,293	$2,676	$182	$-	$14,581	$5,797
Residence Inn (LTD Two), Williamsburg, VA	11/22/2005	$1,911	$11,624	$2,200	$239	$-	$15,974	$8,514
Total 2005 Consolidated Joint Venture Acquisitions		$3,341	$21,917	$4,876	$421	$-	$30,555	$14,311

Beginning on July 1, 2006, the Holiday Inn Conference Center, New Cumberland, Pennsylvania was leased to an unrelated party under a five-year fixed rent lease agreement. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses. Hotel lease revenue of $391 was recorded in the twelve months ended December 31, 2006 related to the lease of this property.

Pro Forma Operating Results

The following condensed pro forma financial is presented as if all 2006 and 2005 acquisitions had been consummated as of January 1, 2005. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the years presented, nor does it purport to represent the results of operations for future periods.

	For the Year Ended December 31,
	2006	2005
Pro Forma Total Revenues	$206,477	$187,650

Pro Forma Income from Continuing Operations	$4,627	$(596)
Income from Discontinued Operations	1,183	843
Pro Forma Net Income	5,810	247
Preferred Distributions	4,800	1,920
Pro Forma Net Income (Loss) applicable to Common Shareholders	$1,010	$(1,673)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$0.04	$(0.08)
Diluted	$0.04	$(0.08)

Weighted Average Common Shares Outstanding
Basic	27,118,264	20,293,554
Diluted	27,118,264	20,293,554

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

During the years ended December 31, 2006 and 2005 we acquired interests in the following unconsolidated joint ventures:

Joint Venture	Assets Owned by Joint Venture	Date Acquired	The Partnership's Ownership in Asset	The Partnership's Preferred Return
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	6/15/2006	40.0%	10.0%
Mystic Partners, LLC	Hartford Marriott Downtown, Hartford, CT	2/8/2006	15.0%	8.5%
	Mystic Marriott Hotel & Spa, Mystic, CT	8/9/2005	66.7%	8.5%
	Danbury Residence Inn, Danbury, CT	8/9/2005	66.7%	8.5%
	Southington Residence Inn, Southington, CT	8/9/2005	44.7%	8.5%
	Norwich Courtyard by Marriott and Rosemont Suites, Norwich, CT	8/9/2005	66.7%	8.5%
	Warwick Courtyard by Marriott, Warwick, RI	8/9/2005	66.7%	8.5%
	Waterford SpringHill Suites, Waterford, CT	8/9/2005	66.7%	8.5%
	Residence Inn by Marriott Hotel and Whitehall Mansion, Stonington, CT	9/15/2005	66.7%	8.5%
	Hilton Hartford - Downtown, Hartford, CT	10/6/2005	8.8%	8.5%
SB Partners, LLC	Holiday Inn Express, South Boston, MA	10/7/2005	50.0%	10.0%	(1)
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	7/1/2005	50.0%	10.0%	(1)

(1)
Preferred return accrues for first two years of the venture and then results are shared pro rata thereafter.  Preferred return period ends on June 30, 2007 for Hiren Boston, LLC and September 30, 2007 for SB Partners, LLC

The PRA Suites at Glastonbury, LLC (“PRA Suites”) joint venture agreement provides for a 10% preferred return based on our contributed equity interest in PRA Suites. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are not cumulative. Any remaining cash available for distribution will be distributed 40% to us. PRA Suites allocates income to us and our joint venture partner consistent with the allocation of cash distributions and liquidating distributions.

In June 2005, we entered into a joint venture with Waterford Hospitality and Mystic Hotel Investors, LLC (“MHI,” and together with Waterford, the “MHI Parties”), and established Mystic Partners, LLC (“Mystic Partners”). The MHI Parties contributed to Mystic Partners its membership interests in a portfolio of nine entities that own nine Marriott- or Hilton-branded hotels in Connecticut and Rhode Island. Aggregate fair value of the contributed properties was approximately $250,000. We contributed approximately $40,000 in cash to Mystic Partners in exchange for a 66.7% preferred equity interest in the seven stabilized hotel properties in the portfolio and a 50% preferred equity interest in the two newly-developed hotel properties in the portfolio, subject to minority interest participations in certain hotels. In conjunction with the acquisition of the investment in the Hartford Marriott Downtown, Hartford, CT, (“Hartford Marriott”), our equity ownership interest in the two development properties, the Hilton Hartford Downtown, Hartford, CT (“Hartford Hilton”) and the Hartford Marriott, was decreased from 50% to the following:

	Hersha	MHI Parties
Hartford Hilton	8.8%	79.2%
Hartford Marriott	15.0%	81.0%

The Hartford Hilton, Hartford Marriott and the Southington Residence Inn, Southington, CT properties maintain minority interest ownership from unrelated third party investors for approximately 12.0%, 4.0% and 33.0%, respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

We have the option to purchase up to a 50.0% equity ownership interest in Mystic Partners’ equity interest in the Hartford Hilton and the Hartford Marriott at a price determined in the agreement. The Company and the MHI Parties jointly and severally guarantee the performance of the terms of a loan to Adriaen’s Landing Hotel, LLC, owner of the Hartford Marriott, in the amount of $50,000, and 315 Trumbull Street Associates, LLC, in the amount of $27,000, if at any time during the term of the note and during such time as the net worth of Mystic Partners falls below the amount of the guarantee.

The Mystic Partners joint venture agreement provides for an 8.5% preferred return based on our preferred equity interest in the stabilized and newly-developed hotel properties. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to the MHI Parties to provide an 8.5% annual non-compounded return of their unreturned contributions. The 8.5% returns are not cumulative. Any remaining cash available for distribution will be distributed to us 56.7%, with respect to the net cash flow from the stabilized properties, 10.5% with respect to the net cash flow from the Hartford Marriott, and 7.0% with respect to the Hartford Hilton. Mystic Partners will allocate income to us and the MHI Parties consistent with the allocation of cash distributions in accordance with the joint venture agreements.

Each of the Mystic Partners hotel properties, except the Hartford Hilton, is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England and recognized as income in the amount 1% of operating revenues, except for the Hartford Marriott which is 0.25% of operating revenues.

Our interest in SB Partners, LLC (“SB Partners”) was acquired for approximately $2,250. Our interest in in Hiren Boston. LLC (“Hiren”), was acquired for approximately $5,031. The SB Partners and Hiren joint venture agreements provide for a 10% preferred return during the first two years of the ventures based on our equity interest in the ventures. Cash distributions will be made from cash available for distribution, first, to us to provide a 10% annual non-compounded return on our capital contributions and then to our joint venture partner to provide a 10% annual non-compounded return of their contributions. The 10% returns are cumulative through the first two years of the venture. Any remaining cash available for distribution will be distributed 50% to each party. Subsequent to this initial two year period, cash distributions will be made 50% to us and 50% to our joint venture partners in the ventures. SB Partners and Hiren allocate income to us and our joint venture partner consistent with the allocation of cash distributions in accordance with the joint venture agreements.

As of December 31, 2006 and December 31, 2005 our investment in unconsolidated joint ventures consisted of the following:

	Percent Owned	December 31, 2006	December 31, 2005

HT/CNL Metro Hotels, LP	33.3%	$-	$4,487
PRA Glastonbury, LLC	40.0%	463	2,379
Inn American Hospitality at Ewing, LLC	50.0%	1,414	1,456
Hiren Boston, LLC	50.0%	4,871	5,034
SB Partners, LLC	50.0%	2,213	2,232
Mystic Partners, LLC	8.8%-66.7%	39,180	40,393
PRA Suites at Glastonbury, LLC	40.0%	2,093	-
		$50,234	$55,981

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2006 and December 31, 2005 and for the years ended December 31, 2006, 2005, and 2004.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Balance Sheets
	December 31,	December 31,
	2006	2005
Investment in hotel properties, net	$244,113	$182,708
Other Assets	24,496	22,708
Assets	$268,609	$205,416

Liabilities and Equity
Mortgages and notes payable	$211,576	$166,564
Other liabilities	11,687	8,326
Equity:
Hersha Hospitality Trust	50,234	56,194
Other	(4,888)	(25,668)

Total Liabilities and Equity	$268,609	$205,416

Statements of Operations
	Twelve Months Ended
	12/31/2006	12/31/2005	12/31/2004
Room Revenue	$81,285	$33,493	$12,966
Other Revenue	30,020	8,679	1,120
Operating Expenses	(74,370)	(26,401)	(7,752)
Interest Expense	(15,691)	(5,521)	(1,733)
Land Lease Expense	(393)	(159)	-
Property Taxes and Insurance	(5,537)	(2,781)	(930)
Federal and State Income Taxes	(224)	71	(181)
Depreciation, Amortization, and Other	(24,774)	(7,773)	(2,164)

Net (loss) income	$(9,684)	$(392)	$1,326

Equity income (loss) recognized during the years ended December 31, 2006, 2005, and 2004 for our Equity Investments in Unconsolidated Joint Ventures is as follows:

	Twelve Months Ended
	12/31/2006	12/31/2005	12/31/2004
HT/CNL Metro Hotels, LP	$398	$506	$309
PRA Glastonbury, LLC	(257)	75	112
Inn American Hospitality at Ewing, LLC	160	(79)	60
Hiren Boston, LLC	(167)	(80)	-
SB Partners, LLC	(24)	(26)	-
Mystic Partners, LLC	1,691	61	-
PRA Suites at Glastonbury, LLC	(2)	-	-

Total equity in income	$1,799	$457	$481

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved first mortgage and mezzanine lending to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 9% to 10% (“Development Line Funding”) at December 31, 2006 and 2005. As of December 31, 2006 and December 31, 2005, we had Development Loans Receivable of $47,016 and $32,450, respectively. Interest income from development loans was $2,487, $3,940, and $2,191 for the years ended December 31, 2006, 2005, and 2004, respectively.  Accrued interest on our development loans receivable was $883 as of December 31, 2006 and $1,623 as of December 31, 2005 and is included in other assets on our consolidated balance sheets.

As of December 31, 2006, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2006	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$9,016	10%	March 30, 2007
Hilton Garden Inn - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	May 31, 2007
Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 31, 2007
Boutique Hotel - Manhattan, NY	Brisam East 52, LLC	3,000	10%	December 6, 2007
Boutique Hotel - Manhattan, NY	Brisam Greenwich, LLC	10,000	10%	September 12, 2007
		$47,016

As of December 31, 2005 our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2005	Interest Rate	Maturity Date
Boutique Hotel - 35th Street, New York, NY	44 Fifth Avenue, LLC	$9,100	9%	August 31, 2006
Hampton Inn - Seaport, New York, NY	HPS Seaport, LLC and BCM, LLC	13,000	10%	March 31, 2006
Boutique Hotel - Tribeca, New York, NY	5444 Associates, LP	9,500	10%	August 31, 2006
Hilton Garden Inn - JFK Airport, NY	Metro Ten Hotels, LLC	850	10%	December 31, 2005
		$32,450

All outstanding loans as of December 31, 2005 were repaid during the first and second quarters of 2006.

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2006 and 2005:

	2006	2005	2004
Balance at January 1,	$32,450	$36,550	$16,000
New Advances	51,616	31,325	20,550
Repayments	(37,050)	(30,725)	-
Applied to Acquistion of Hotel Property	-	(4,700)	-
Balance at December 31,	$47,016	$32,450	$36,550

On July 28, 2006, we purchased land at 440 West 41st Street, New York City, for $21,982, including closing costs. We paid $9,882 in cash and entered into a $12,100 fixed rate interest only mortgage.  The land was immediately leased to an unrelated hotel developer, Metro Forty First Street, LLC, under a fixed lease. On June 28, 2006, we purchased land at 39th and 8th Avenue, New York City, for $21,774, including closing costs. We paid $9,064 in cash and entered into a $13,250 variable rate interest only mortgage.  The land was immediately leased to an unrelated hotel developer, Metro 39th Street Associates, LLC, under a fixed lease. Both lease agreements earn rents at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases are recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at December 31, 2006 and 2005:

	2006	2005

Transaction Costs	$252	$1,863
Deposits on Hotel Acquisitions	2,144	8,250
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	2,438	1,886
Due from Lessees	2,318	-
Prepaid Expenses	3,533	1,098
Deposits on Property Improvement Plans	1,405	-
Other	1,636	961
	$15,274	$15,606

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities or acquiring interests in hotel properties are recorded in other assets prior to the closing of the respective transactions.

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of December 31, 2006, we had $2,000 in interest bearing deposits and $100 in non-interest bearing deposits related to the acquisition of hotel properties. The interest bearing deposit as of December 31, 2006 accrued interest at 10%. As of December 31, 2005, we had $8,000 in deposits bearing interest at 8.0% and $250 in non-interest bearing deposits.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable - Notes receivable as of December 31, 2006 include notes receivable of $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  Each of these notes bear interest at 8% and have maturity dates of December 31, 2007 or January 1, 2008.  Also included in notes receivable is a loan made to one of our unconsolidated joint venture partners in the amount of $1,000 bearing interest at 12% with a maturity date of December 27, 2007.   The notes receivable as of December 31, 2005 primarily related to a loan extended to the purchaser of the Doubletree Club, Jamaica, NY in May 2005.   This note was repaid in April 2006.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense– Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deposits on Property Improvement Plans– Deposits on property improvement plans consists of amounts advanced to HHMLP that is to be used to fund capital expenditures as part of our property improvement programs at certain properties.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

The total mortgages payable balance at December 31, 2006, and December 31, 2005, was $504,523 and $204,598, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.0%. The maturities for the outstanding mortgages ranged from August 2008 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $20,579, $11,251 and $6,780 during 2006, 2005 and 2004, respectively. The mortgages are secured by first deeds of various hotel properties with a combined net book value of $743,236 and $297,138 as of December 31, 2006, and 2005, respectively. The fair value of the Company’s debt exceeded its carrying value by approximately $34,000 at December 31, 2006.

In the second quarter of 2005, HHLP issued two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at HHLP’s option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, holders the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $3,766 and $2,313 was recorded during the year ended December 31, 2006 and 2005.

Aggregate annual principal payments for the Company’s mortgages and notes payable (including the $471 notes payable, net of discount of $525 acquired as part of the Hyatt Summerfield Suites Portfolio, discussed in Footnote 2) for the five years following December 31, 2006 and thereafter are as follows:

2007	$3,524
2008	21,973
2009	51,286
2010	24,468
2011	6,341
Thereafter	450,262
Unamortized Discount	(1,312)
$556,542

Revolving Line of Credit

On January 17, 2006, we entered into a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $60,000. On July 28, 2006, we amended our Commerce Line of Credit to increase the maximum borrowing amount from $60,000 to $85,000 and in certain conditions increasing to $100,000 and modified the interest rate terms to the option of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1,2,3, or 6 months plus 2.00%. Provisions of the amended line of credit allow for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement.

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA and collateral assignment of all hotel management contracts of the management companies in the event of default. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110,000; (2) a maximum accounts and other receivables from affiliates of $75,000; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of December 31, 2006. The line of credit replaced a line of credit with Sovereign Bank and expires on December 31, 2008. This revolving credit loan replaced both the secured and unsecured lines of credit that we previously maintained. As a result of the termination of the Sovereign Bank Line of Credit, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

The Company maintained a line of credit balance of $24,000 at December 31, 2006 and $-0- at December 31, 2005. The Company recorded interest expense of $2,134, $186 and $163 related to the line of credit borrowings, for the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average interest rate on our Line of Credit during the years ended December 31, 2006, 2005, and 2004 was 7.33%, 6.10%, and 4.30%, respectively.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of December 31, 2006, deferred costs were $7,525, net of accumulated amortization of $1,543. Deferred costs were $4,131, net of accumulated amortization of $1,437, as of December 31, 2005. Amortization of deferred costs for the years ended December 31, 2006, 2005, and 2004 was $944, $558 and $193, respectively.

Debt Extinguishment

As noted above, the Sovereign Bank Line of Credit was replaced by the Commerce Line of Credit in January 2006. As a result of this termination, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statement of operations for the year ended December 31, 2006.

On April 7, 2006, we repaid $21,900 on our mortgage with Merrill Lynch for the Hampton Inn Herald Square property as a result of a debt refinancing. The new debt of $26,500 has a fixed interest rate of 6.085% and a maturity date of May 1, 2016. As a result of this extinguishment, we expensed $534 in unamortized deferred costs and prepayment penalties, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statement of operations for the year ended December 31, 2006.

On June 9, 2006, we repaid $34,200 on our mortgage with UBS for the McIntosh Portfolio, as a result of a debt refinancing. The new debt of $36,300 has a fixed interest rate of 6.33% and maturity date of June 11, 2016 for each of the loans associated with the McIntosh Portfolio. As a result of this extinguishment, we expensed $374 in unamortized deferred costs, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statement of operations for the year ended December 31, 2006.

On September 9, 2006, we repaid $8,287 on our mortgage with South New Hampshire Bank for the Residence Inn, Norwood, using proceeds from a draw on our line of credit with Commerce Bank. In connection with the mortgage assumption, the seller agreed to reimburse all pre-payment related fees associated with this payoff,

On December 27, 2006, we repaid $12,907 on our mortgage with GE Capital for the Hilton Garden Inn, JFK, NY property as a result of a debt payoff.  The new debt of $21,000 was acquired on March 7, 2007 and has a fixed interest rate of 5.82% and a maturity date of March 1, 2017.  As a result of this extinguishment, we expensed $322 in prepayment penalties, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statements of operations for the year ended December 31, 2006.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner.

Management Agreements

Our wholly owned TRS, 44 New England, engages eligible independent contractors, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

As of December 31, 2006, HHMLP managed 40 of the properties leased to our TRS.  HHMLP also managed two consolidated joint venture hotel properties and three unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the years ended December 31, 2006, 2005 and 2004. For the years ended December 31, 2006, 2005 and 2004, management fees incurred totaled $4,361, $2,887, and $1,454, respectively, and are recorded as Hotel Operating Expenses. In addition, the Company incurred $104 for the early termination of management contracts related to the sale of two hotels in the second quarter in 2005, $30 related to the sale of one hotel in the second quarter of 2006, and $89 related to the sale of four hotels in the fourth quarter of 2006.  These fees are included in discontinued operations.

Administrative Services Agreement

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. For the years ended December 31, 2006, 2005 and 2004, the Company incurred administrative services fees of $0, $140, and $253, respectively. For the year ended December 31, 2006, the Company incurred accounting fees of $1,053 and information technology fees of $251. For the year ended December 31, 2005, the Company incurred accounting fees of $386 and information technology fees of $95. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the years ended December 31, 2006, 2005, and 2004 was $9,773, $5,818 and $3,845 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Acquisitions from Affiliates

We have entered into an option agreement with each of our officers and trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 71 hotels, including 19 hotels acquired from entities controlled by our officers or trustees. Of the 19 acquisitions from these entities, 16 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee. In addition, we have hired an independent accounting firm to provide our Board of Trustees with an “Agreed Upon Procedures” report for all acquisitions and dispositions to related parties.

Hotel Supplies

For the years ended December 31, 2006, 2005 and 2004, we incurred expenses of $1,686, $969, and $804, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $66 and $52 is included in accounts payable at December 31, 2006 and 2005.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capitalized expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the year ended December 31, 2006, we incurred fees of $155 which were capitalized in with the cost of fixed asset additions.

Due From Related Parties

The Due from Related Party balance as of December 31, 2006 and December 31, 2005 was approximately $4,930 and $2,779, respectively. The majority of the balance as of December 31, 2006 was accrued interest due on our development loans, and the remaining due from related party balance are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of December 31, 2006 and December 31, 2005 was approximately $3,297 and $4,655, respectively. The balances as of December 31, 2006 and December 31, 2005 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the years ended December 31, 2006, 2005 and 2004, we incurred $804, $433, and $504 respectively, in hotel ground rent from continuing operations under the agreement.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under this agreement are as follows:

2007	$602
2008	610
2009	618
2010	627
2011	648
Thereafter	67,177
$70,282

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 - DERIVATIVE INSTRUMENTS

On June 12, 2006, we terminated an interest rate cap with a notional amount of $34,230 that served as a hedge against the variability in cash flows on a variable interest rate debt instrument due to the refinancing of the debt instrument to a fixed rate. We received $79 in cash and reclassified $58 in reduction to interest expense as a result of the termination of this cap. We maintain an interest rate swap that fixes our interest rate on variable rate mortgage.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,940 as of December 31, 2006.

At December 31, 2006 and 2005, the fair value of the interest rate swap was $47 and $0, respectively, and is included in other assets on the face of the consolidated balance sheets. At December 31, 2005, the fair value of the interest rate cap was $23 and is included in other assets. The change in net unrealized gains/losses was a loss of $94, a gain of $294, and a gain of $33 for the years ended December 31, 2006, 2005 and 2004, respectively, for derivatives designated as cash flow hedges which were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $14, $13 and $62 on cash flow hedges was recognized in unrealized gain/loss on derivatives during 2006, 2005 and 2004, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $90 of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense during 2006. During 2007, the Company estimates that an additional $36 will be reclassified as a reduction to interest expense.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 - SHARE-BASED PAYMENTS

In 2004, we established the Hersha Hospitality Trust 2004 Equity Incentive Plan which provides for the grant of stock options, stock appreciation rights, stock awards, performance shares and incentive awards. The maximum number of shares of common stock that can be issued under this plan is 1.5 million shares. No share-based payments were granted under this plan during the year ended December 31, 2004.

On June 1, 2005, the Compensation Committee of the Board of Trustees granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. As of December 31, 2006, 25% of these restricted share awards were vested.

On June 1, 2006, the Compensation Committee of the Board of Trustees granted 89,500 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.40 per share. As of December 31, 2006, none of these restricted share awards was vested.

A summary of the stock awards issued to executives of the Company under the 2004 Equity Incentive Plan are as follows:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	12/31/2006	12/31/2005	12/31/2006	12/31/2005	Period until Full Vesting
June 1, 2005	71,000	17,750	-	$412	$582	2.50 years
June 1, 2006	89,500	-	-	719	-	3.50 years
	160,500	17,750	-	$1,131	$582

Compensation expense related to stock awards issued to executives of the Company of $293 and $99 was incurred during the years ended December 31, 2006 and 2005, respectively, related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of December 31, 2006 and 2005 was $1,131 and $582, respectively.

On March 2, 2005, we awarded 419 common shares to each of our five independent trustees. The fair value of each of the shares on the grant date was $11.97 per share. On January 3, 2006, we awarded 1,000 common shares to each of our five independent trustees.  The fair value of each of the shares on the grant date was $9.12 per share. On January 2, 2007, we awarded 1,000 common shares to each of our four independent trustees. The fair value of each of the shares on the grant date was $11.44 per share.  Compensation expense related to stock awards issued to the Board of Trustees of $45, $46, and $25 was incurred during the years ended December 31, 2006, 2005 and 2004.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
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

	Year Ended
	2006	2005	2004
Numerator:
BASIC
Income from Continuing Operations	$3,915	$2,454	$1,470
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(1,920)	-
(Loss) income from continuing operations applicable to common shareholders	(885)	534	1,470
Income from Discontinued Operations	1,183	843	579
Net Income applicable to common shareholders	$298	$1,377	$2,049

DILUTED*
Income from Continuing Operations	$3,915	$2,454	$1,470
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(1,920)	-
(Loss) income from continuing operations applicable to common shareholders	(885)	534	1,470
Income from Discontinued Operations	1,183	843	579
Net Income applicable to common shareholders	$298	$1,377	$2,049

Denominator:
Weighted average number of common shares - basic	27,118,264	20,293,554	16,391,805
Effect of dilutive securities:
Unvested stock awards	- *	41,627	-

Weighted average number of common shares - diluted*	27,118,264	20,335,181	16,391,805

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	Year Ended
	2006		2005		2004
Earnings Per Share:
BASIC
(Loss) income from continuing operations applicable to common shareholders	$(0.03)		$0.03		$0.09
Income from Discontinued Operations	$0.04		$0.04		$0.04

Net Income applicable to common shareholders	$0.01		$0.07		$0.13

DILUTED
(Loss) income from continuing operations applicable to common shareholders	$(0.03	)*	$0.03	*	$0.09
Income from Discontinued Operations	$0.04	*	$0.04	*	$0.04

Net Income applicable to common shareholders	$0.01	*	$0.07	*	$0.13

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 since the effect of including these amounts in the numerator and denominator would have no impact. Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the year ended December 31, 2006 since the effect of including this amount in the denominator would be anti-dilutive to loss for continuing operations applicable to common shareholders.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2006, 2005 and 2004 totaled $25,349, $10,550, and $6,706, respectively. The following non-cash investing and financing activities occurred during 2006, 2005 and 2004:

	2006	2005	2004
Common shares issued as part of the Dividend Reinvestment Plan	$29	$24	$22
Issuance of Stock to the Board of Trustees	46	-	-
Compensation Expense from vesting of Stock Awards	293	99	-
Issuance of notes receivable in disposition of hotel properties held for sale	1,350	1,700	-
Issuance of Common LP Units for acquisitions	9,940	-	-
Reallocation to minority interest as a result of issuance of Common LP Units	3,467	-	2,155
Debt assumed in hotel property acquisition	101,900	30,811	18,467
Conversion of Common LP Units to Class A Common Shares	650	46	5,514
Conversion of Series A Preferred Units To Common Stock	-	-	17,080

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
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

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT and this asset is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2005. As of December 31, 2005, Liabilities Related to Hotel Assets Held for Sale was $375 and related to the Holiday Inn Express, Hartford, CT, capital lease which was extinguished with the sale of the property in April 2006. The operating results for this hotel were reclassified to discontinued operations in the statements of operations in September 2005. The hotel was acquired by the Company in January 2004 and was sold on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $61 was allocated to minority interest in HHLP.  During 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement were due through the expiration in September 2101. Subsequent to the sale of this property in the second quarter of 2006, we did not incur further lease expense.  For the years ended December 31, 2006, 2005, and 2004, we incurred $85, $300, and $275 in hotel ground rent under this agreement, which have been reclassified to discontinued operations in the statement of operations.  The lease was assumed by the purchaser of this property.

In March of 2006, our Board of Trustees authorized management of the Company to sell four properties located in metropolitan Atlanta, Georgia. These four properties are the Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn Peachtree City.  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2006, 2005, and 2004.  These hotels were acquired by the Company in April and May 2000 and were sold during November and December 2006.  Proceeds from the sales were $18,100, and the gain on the sale was $290, of which $33 was allocated to minority interest in HHLP.   Notes receivable in the aggregate amount of $1,350 was received as part of the proceeds of the sale of the Atlanta Portfolio.  Interest payments are due quarterly with repayment of the principal due upon maturity on December 31, 2007 or January 1, 2008.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $806, $1,267 and $1,692 of interest and capital lease expense to discontinued operations for the years ended December 31, 2006, 2005, and 2004, respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

Hotel Assets Held for Sale consisted of the following at December 31, 2005:

December 31, 2005

Buildings and Improvements	2,644
Furniture, Fixtures and Equipment	1,119
3,763
Less Accumulated Depreciation	(356)

Total Investment in Hotel Properties	$3,407

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenue:
Hotel Operating Revenues	$5,999	$9,794	$11,790
Percentage Lease Revenues - HHMLP	-	-	692
Total Revenue	5,999	9,794	12,482

Expenses:
Interest and Capital Lease Expense	806	1,267	1,692
Hotel Operating Expenses	4,019	6,794	7,695
Hotel Ground Rent	85	300	275
Real Estate and Personal Property Taxes and Property Insurance	275	555	468
General and Administrative	-	35	70
Depreciation and Amortization	260	1,206	1,565
	5,445	10,157	11,765
Total Expenses

Income (Loss) from Discontinued Operations before Minority Interest	554	(363)	717
Allocation to Minority Interest	64	(45)	138

Income (Loss) from Discontinued Operations	$490	$(318)	$579

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 - SHAREHOLDERS’ EQUITY AND MINORITY INTEREST IN PARTNERSHIP

Common Shares

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

Preferred Shares

On August 5, 2005, the Company completed a public offering of 2,400,000 of its 8.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share. Net proceeds of the offering, less expenses and underwriters commissions, were approximately $57,720. Proceeds from the offering were used to finance the acquisition of the Company’s interests in Mystic Partners, LLC and SB Partners, LLC. The remaining net proceeds have been principally allocated to fund secured development loans and for general corporate purposes.

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

Common Partnership Units

Since the completion of the initial public offering we have issued 10,190,094 units of limited partnership interest in connection with the acquisitions of the Residence Inn, Norwood; Hilton Garden Inn, JFK Airport; Hampton Inn, Danville; and Holiday Inn Express, Long Island City. We have also issued an additional 1,275,663 units of limited partnership interest in connection with final settlement of the purchase prices of several hotels and have redeemed 458,465 units of limited partnership interest in connection with the sale of certain hotels. During 2006 and 2005, 82,077 and 8,155 common units were converted to Class A Common Shares, respectively.

The total number of units of limited partnership interest outstanding as of December 31, 2006, 2005 and 2004 was 3,835,586; 2,834,282; and 2,842,437, respectively. These units can be converted to common shares which are issuable to the limited partners upon exercise of their redemption rights. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
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

In 2006 44 New England Management Company had net operating income of $420.  In 2005 and 2004, 44 New England Management Company generated net operating losses of $20 and $1,279, respectively. In 2006, 2005 and 2004, Revere Hotel Group LLC generated net operating losses of $521, $670, $201, respectively.  The Company did not record an income tax expense (benefit) for the net operating losses generated in 2006, 2005 or 2004.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2006	2005	2004
Computed "Expected" federal tax expense (benefit) of TRS, at 35%	$(451)	$(242)	$(518)
State income taxes, net of federal income tax effect	(6)	(44)	(74)
Changes in valuation allowance	457	286	592

Total income tax expense	$-	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2006 and 2005 were as follows:

	as of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$1,476	$1,048
Depreciation	-	(30)
Net deferred tax assets	1,476	1,018
Valuation allowance	(1,476)	(1,018)
Deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Consolidated TRS will not realize the benefits of these deferred tax assets at December 31, 2006.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$24,681	$39,030	$42,788	$42,571
Expenses	28,440	36,320	38,092	43,551
Income (Loss) from Unconsolidated Joint Ventures	(1,110)	769	1,773	367
Income (Loss) before Minority Interests and Discontinued Operations	(4,869)	3,479	6,469	(613)
Income (Loss) Allocated to Minority Holders in Continuing Operations	(1,015)	690	868	8
Income (Loss) from Continuing Operations	(3,854)	2,789	5,601	(621)
Income (Loss) from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(30)	587	179	447
Net Income (Loss)	(3,884)	3,376	5,780	(174)
Preferred Distributions	1,200	1,200	1,200	1,200
Net Income (Loss) applicable to Common Shareholders	$(5,084)	$2,176	$4,580	$(1,374)
Basic and diluted earnings per share:
Income (Loss) from continuing operations applicable to common shareholders	$(0.25)	$0.06	$0.15	$(0.05)
Discontinued Operations	$-	$0.03	$0.01	$0.01
Net Income (Loss) applicable to Common Shareholders	$(0.25)	$0.09	$0.16	$(0.04)
Weighted Average Common Shares Outstanding
Basic	20,308,225	25,469,708	28,413,553	34,115,606
Diluted	20,308,225	29,056,539	28,556,303	34,115,606

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,085	$20,256	$26,013	$21,920
Expenses	13,233	17,667	23,528	23,811
Income (Loss) from Unconsolidated Joint Ventures	49	279	522	(393)
Income before Minority Interests and Discontinued Operations	(1,099)	2,868	3,007	(2,284)
Income (Loss) Allocated to Minority Holders in Continuing Operations	(242)	399	370	(489)
Income (Loss) from Continuing Operations	(857)	2,469	2,637	(1,795)
Income (Loss) from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(117)	1,286	(176)	(150)
Net Income (Loss)	(974)	3,755	2,461	(1,945)
Preferred Distributions	-	-	720	1,200
Net Income (Loss) applicable to Common Shareholders	$(974)	$3,755	$1,741	$(3,145)
Basic and diluted earnings per share:
Income from continuing operations applicable to common shareholders	$(0.04)	$0.12	$0.10	$(0.14)
Discontinued Operations	$(0.01)	$0.06	$(0.01)	$(0.01)
Net Income (Loss) applicable to Common Shareholders	$(0.05)	$0.18	$0.09	$(0.15)
Weighted Average Common Shares Outstanding
Basic	20,291,234	20,293,169	20,293,827	20,296,009
Diluted	20,291,234	23,159,013	20,364,827	20,296,009

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006, we acquired interests in the following hotel properties:

Brand	Location	Ownership Interest	Acquisition Date	Purchase Price
Residence Inn	Langhorne, PA	Wholly Owned	1/8/2007	$15,330
Residence Inn	Carlisle, PA	Wholly Owned	1/10/2007	$9,945
Holiday Inn Express	Chester, NY	Wholly Owned	1/25/2007	$9,200
Hampton Inn	New York (Seaport), NY	Wholly Owned	2/1/2007	$27,600
Holiday Inn Express	New York (Chelsea), NY	50%	2/1/2007	$7,750

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2006
[IN THOUSANDS]

												Life
						Gross Amounts						Upon Which
				Costs Capitalized		at which						Latest
				Subsequent to		Carried at			Accumulated	Net Book		Income
		Initial Costs		Acquisition		Close of Period			Depreciation	Value Land		Statement
			Buildings and		Buildings and		Buildings and		Buildings and	Buildings and	Date of	is
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Acquisition	Computed

Holiday Inn,
Harrisburg, PA	$3,134	$412	$1,234	$-	$2,933	$412	4,167	$4,579	$1,835	$2,744	12/15/94	15 to 40
Holiday Inn Express,
New Columbia, PA	1,659	94	2,510	66	702	160	3,212	3,372	728	2,644	12/01/97	15 to 40
Holiday Inn Express,
Hershey, PA	4,332	426	2,645	410	3,125	836	5,770	6,606	1,311	5,295	10/01/97	15 to 40
HIEXP & Suites,
Harrisburg, PA	-	213	1,934	81	1,025	294	2,959	3,253	604	2,649	03/06/98	15 to 40
Comfort Inn,
Harrisburg, PA	2,212	-	2,720	214	1,108	214	3,828	4,042	824	3,218	05/15/98	15 to 40
Hampton Inn,
Selinsgrove, PA	3,042	157	2,511	93	2,285	250	4,796	5,046	1,267	3,779	09/12/96	15 to 40
Hampton Inn,
Carlisle, PA	3,641	300	3,109	200	2,120	500	5,229	5,729	1,207	4,522	06/01/97	15 to 40
Hampton Inn,
Danville, PA	2,304	300	2,787	99	1,157	399	3,944	4,343	807	3,536	08/28/97	15 to 40
Hampton Inn,
Hershey, PA	3,346	807	5,714	4	236	811	5,950	6,761	1,112	5,649	01/01/00	15 to 40
Mainstay Suites
Frederick, MD	2,707	262	1,049	171	2,917	433	3,966	4,399	496	3,903	01/01/02	15 to 40
Sleep/Mainstay
KOP, PA	-	1,133	7,294	-	88	1,133	7,382	8,515	1,029	7,486	06/01/01	15 to 40
Hampton Inn,
Linden, NJ	9,811	1,211	11,961	-	45	1,211	12,006	13,217	981	12,236	10/01/04	15 to 40
Hilton Garden Inn,
Edison, NJ	7,849	-	12,159	-	10	-	12,169	12,169	989	11,180	10/01/04	15 to 40
Residence Inn
Framingham, MA	9,215	1,325	12,737	-	85	1,325	12,822	14,147	903	13,244	03/26/04	15 to 40
Comfort Inn,
Fredrick, MD	3,505	450	4,342	-	38	450	4,380	4,830	291	4,539	05/27/04	15 to 40
Residence Inn
Greenbelt, MD	12,543	2,615	14,815	-	55	2,615	14,870	17,485	917	16,568	07/16/04	15 to 40
Hilton Garden Inn,
Gettysburg, PA	5,234	745	6,116	-	14	745	6,130	6,875	379	6,496	07/23/04	15 to 40
Fairfield Inn
Laurel, MD	-	927	6,120	-	451	927	6,571	7,498	314	7,184	01/31/05	15 to 40
Hampton Inn, MSGA
NYC, NY	26,500	5,472	23,280	-	1	5,472	23,281	28,753	1,057	27,696	04/01/05	15 to 40
Holiday Inn Express,
Langhorne, PA	6,550	1,088	6,573	-	23	1,088	6,596	7,684	268	7,416	05/26/05	15 to 40
Holiday Inn Express,
Malvern, PA	4,070	2,639	5,324	654	-	3,293	5,324	8,617	216	8,401	05/24/05	15 to 40
Holiday Inn Express,
King of Prussia, PA	12,950	2,557	13,339	-	90	2,557	13,429	15,986	543	15,443	05/23/05	15 to 40
Courtyard Inn
Wilmington, DE	12,730	988	10,295	-	28	988	10,323	11,311	398	10,913	06/17/05	15 to 40
McIntosh Inn
Wilmington, DE	-	898	4,515	-	7	898	4,522	5,420	174	5,246	06/17/05	15 to 40
Courtyard Inn
Brookline, MA	38,913	-	47,414	-	27	-	47,441	47,441	1,829	45,612	06/15/05	15 to 40
Courtyard Inn
Scranton, PA	6,300	761	7,193	-	90	761	7,283	8,044	160	7,884	02/01/06	15 to 40
Courtyard Inn
Langhorne, PA	15,575	3,064	16,068	-	-	3,064	16,068	19,132	385	18,747	01/03/06	15 to 40
Fairfield Inn
Mt Laurel, NJ	7,400	1,744	8,140	-	20	1,744	8,160	9,904	196	9,708	01/03/06	15 to 40
Fairfield Inn
Bethlehem, PA	6,225	1,399	6,778	-	-	1,399	6,778	8,177	162	8,015	01/03/06	15 to 40
Residence Inn
Tyson's Corner, VA	9,443	4,283	14,475	-	7	4,283	14,482	18,765	316	18,449	02/02/06	15 to 40
Hilton Garden Inn,
JFK Airport, NY	-	-	25,018	-	178	-	25,196	25,196	554	24,642	02/16/06	15 to 40
Hawthorn Suites
Franklin, MA	8,500	1,872	8,968	-	-	1,872	8,968	10,840	159	10,681	04/25/06	15 to 40
Comfort Inn,
Dartmouth, MA	3,197	902	3,525	-	2	902	3,527	4,429	55	4,374	05/01/06	15 to 40
Residence Inn
Dartmouth, MA	8,927	1,933	10,434	-	2	1,933	10,436	12,369	163	12,206	05/01/06	15 to 40
Holiday Inn Express,
Cambridge, MA	8,580	1,956	9,793	-	-	1,956	9,793	11,749	153	11,596	05/03/06	15 to 40
Residence Inn
Norwood, MA	-	1,970	11,761	-	-	1,970	11,761	13,731	134	13,597	07/27/06	15 to 40
Hampton Inn,
Brookhaven, NY	15,361	3,130	17,345	-	-	3,130	17,345	20,475	127	20,348	09/06/06	15 to 40
Holiday Inn Express,
Hauppauge, NY	10,115	2,737	14,080	-	-	2,737	14,080	16,817	103	16,714	09/01/06	15 to 40
Courtyard Inn
Alexandria, VA	25,000	6,376	26,089	-	-	6,376	26,089	32,465	190	32,275	09/29/06	15 to 40
Hampton Inn, Chelsea
NYC, NY	36,000	8,905	33,500	-	-	8,905	33,500	42,405	284	42,121	09/29/06	15 to 40
Hyatt Summerfield Suites
Bridgewater, NJ	14,492	3,369	19,685	-	-	3,369	19,685	23,054	-	23,054	12/28/06	15 to 40
Hyatt Summerfield Suites
Charlotte, NC	7,330	767	7,315	-	-	767	7,315	8,082	-	8,082	12/28/06	15 to 40
Hyatt Summerfield Suites
Gaithersburg, MD	13,720	2,907	16,001	-	-	2,907	16,001	18,908	-	18,908	12/28/06	15 to 40
Hyatt Summerfield Suites
Pleasant Hills, CA	20,160	6,207	17,229	-	-	6,207	17,229	23,436	-	23,436	12/28/06	15 to 40
Hyatt Summerfield Suites
Pleasanton, CA	14,490	3,934	12,560	-	-	3,934	12,560	16,494	-	16,494	12/28/06	15 to 40
Hyatt Summerfield Suites
Scottsdale, AZ	16,778	3,055	19,968	-	-	3,055	19,968	23,023	-	23,023	12/28/06	15 to 40
Hyatt Summerfield Suites
WhitePlains, NY	33,030	8,814	30,273	-	-	8,814	30,273	39,087	-	39,087	12/28/06	15 to 40
8th Ave Land
NYC, NY	13,250	21,773	-	-	-	21,773	-	21,773	2	21,771	06/28/06	15 to 40
41st Street Facility
NYC, NY	12,100	10,735	11,051	-	-	10,735	11,051	21,786	127	21,659	07/28/06	15 to 40
Sheraton Four Points
Revere, MA	8,496	70	14,996	-	-	70	14,996	15,066	2,942	12,124	02/23/04	15 to 40
Springhill Suites
Williamsburg, VA	5,594	1,430	10,293	-	2	1,430	10,295	11,725	1,253	10,472	11/22/05	15 to 40
Residence Inn
Williamsburg, VA	8,215	1,911	11,625	-	606	1,911	12,231	14,142	1,567	12,575	11/22/05	15 to 40
Hampton Inn
Philadelphia, PA	-	2,928	24,382	-	147	2,928	24,529	27,457	3,862	23,595	02/15/06	15 to 40
Total Investment in
Real Estate	$504,525	$133,951	$621,042	$1,992	$19,624	$135,943	$640,666	$776,609	$33,373	$743,236

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2006 (continued)
[IN THOUSANDS]

2006
Reconciliation of Real Estate
Balance at beginning of year	$318,865
Additions during the year	479,028
Dispositions During the year	(21,284)
Assets held for sale	-
Investments in real estate	776,609
Assets held for sale	-
Total Real Estate	$776,609

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$21,727
Depreciation for year	14,390
Accumulated Depreciation on Assets Sold	(2,744)
Balance at the end of year	$33,373

The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $676,415.

2005

Reconciliation of Real Estate
Balance at beginning of year	$178,935
Additions during the year	158,095
Change in assets held for sale	(20,809)
Investment in Real Estate	316,221
Assets Held for Sale	2,644
Balance at end of year	$318,865

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$14,418
Depreciation for year	8,152
Accumulated Depreciation on Assets Sold	(843)
Balance at the end of year	$21,727

The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $252,444

Depreciation is computed based upon the following useful lives:

Buildings and Improvements	15 to 40 years

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined within Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2006. Based on that evaluation, management has concluded that, as of December 31, 2006, the Company maintained effective internal control over financial reporting .

We acquired the Courtyard by Marriott, Alexandria, VA (the Acquisition) during the year ended December 31, 2006 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the Acquisition’s internal control over financial reporting associated with total assets of $0.2 million and total revenues of $1.3 million included in the consolidated financial statements for the year ended December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Index

(c)	Changes in Internal Control Over Financial Reporting

None.

Item 9B.	Other Information

None.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hersha Hospitality Trust:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9 A (b)), that Hersha Hospitality Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired The Courtyard by Marriott, Alexandria, VA (the Acquisition) during the year December 31, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the Acquisition’s internal control over financial reporting associated with total assets of $245,000 and total revenues of $1.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquisition.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries’ as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 15, 2007

Index

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2007 Annual Meeting of Shareholders.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Reports:

Reports of Independent Auditors
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2006

(b)	Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on pages 88 through 92 hereof are filed and incorporated by reference as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 15, 2007	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Hasu P. Shah	Chairman of the Board	March 15, 2007
Hasu P. Shah

/s/ Jay H. Shah	Trustee and Chief Executive Officer (Principal Executive Officer)	March 15, 2007
Jay H. Shah

/s/ Thomas S. Capello	Trustee	March 15, 2007
Thomas S. Capello

/s/ John M. Sabin	Trustee	March 15, 2007
John M. Sabin

/s/ Donald J. Landry	Trustee	March 15, 2007
Donald J. Landry

/s/ Michael A. Leven	Trustee	March 15, 2007
Michael A. Leven

/s/ K.D. Patel	Trustee	March 15, 2007
K.D. Patel

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	March 15, 2007
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2007
Michael R. Gillespie

Index

INDEX OF EXHIBITS

3.1	Amended and Restated Declaration of Trust of the Registrant.**

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

4.3
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

4.4	Form of Junior Subordinated Note (included in Exhibit 4.3 hereto).

4.5	Form of Trust Preferred Security Certificate (included in Exhibit 4.4 hereto).

4.6
Junior Subordinated Indenture, dated as of May 31, 2005, between the Company and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

4.7
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

4.8	Form of Junior Subordinated Note (included in Exhibit 4.7 hereto).

4.9	Form of Trust Preferred Security Certificate (included in Exhibit 4.8 hereto).

4.10	Form of 8.00% Series A Cumulative Redeemable Preferred Share certificate (filed as Exhibit 3.4 to the Form 8-A filed on August 3, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.1	Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.*

10.2
Option Agreement dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H, Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, and the Partnership.*

10.3	Amendment to Option Agreement dated December 4, 1998.*

10.4	Form of Percentage Lease.*

Index

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

10.8	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 (File No. 333-113061) and incorporated by reference herein).

10.9
Employment Agreement, dated January 21, 2005, by and between the Company and David Desfor (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). †

10.10
Employment Agreement, dated January 21, 2005, by and between the Company and Ashish Parikh (filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). †

10.11
Employment Agreement, dated January 21, 2005, by and between the Company and Hasu P. Shah (filed as Exhibit 10.3 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). †

10.12
Employment Agreement, dated January 21, 2005, by and between the Company and Jay H. Shah (filed as Exhibit 10.4 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). †

10.13
Employment Agreement, dated January 21, 2005, by and between the Company and Neil H. Shah (filed as Exhibit 10.5 to the Current Report on Form 8-K filed January 26, 2005 (SEC File No. 001-14765) and incorporated by reference herein). †

10.14
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Wilmington, Inc., a Delaware corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.15
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

Index

10.19
Purchase Agreement, dated as of May 11, 2005, among the Company, the Trust and Merrill Lynch International (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.20
Agreement of Purchase and Sale, dated as of May 13, 2005, by and between Metro Two Hotel, LLC and CNR Queens Hospitality, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.21
Purchase and Sale Agreement, dated as of May 13, 2005, by and between 5544 JFK III Associates and Metro Sai Hospitality L.L.C (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 19, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.22
Placement Agreement, dated as of May 31, 2005, among the Company, the Trust and Credit Suisse First Boston LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.23
Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Group Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.24
Form of Limited Liability Company Agreement of Mystic Partners, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.25
Form of Management Agreement between Lessee and Waterford Hotel Group, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.26
Form of Limited Liability Company Agreement of Leaseco, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.27
Offer Letter, dated May 18, 2005 by and between Hersha Hospitality Trust and Michael R. Gillespie (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2005 (SEC File No. 001-14765) and incorporated by reference herein). †

10.28
Change of Control Agreement, dated July 1, 2005, by and between Hersha Hospitality Trust and Michael R. Gillespie (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein). †

10.29
Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, by and between Hersha Hospitality Trust and Hersha Hospitality Limited Partnership, dated August 5, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.30
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

10.31
Revolving Credit Loan and Security Agreement, dated January 17, 2006, by and between Hersha Hospitality Limited Partnership, Hersha Hospitality Trust and Commerce Bank N.A (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 23, 2006, (SEC File No. 001-14765) and incorporated by reference herein).

10.32
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

Index

10.33
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

10.34
Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC; Waterford Hospitality Group, LLC and First American Title Insurance Company (filed as Exhibit 10.5 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.35
Second Amendment to Limited Liability Company Operating Agreement of Mystic Partners, LLC, dated February 8, 2006 (filed as Exhibit 10.6 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.36
First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.37
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

10.40	Hersha Hospitality Trust 2004 Equity Incentive Plan (filed as Appendix A to the Proxy Statement on Schedule 14A filed April 22, 2004 ( SEC File No. 001-14765) and incorporated by reference herein).†

10.41
Contribution Agreement, dated as of May 3, 2006, by and among Kiran P. Patel, Hasu P. Shah, Bharat C. Mehta, Kanti D. Patel, 44 Cambridge Associates LLC and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 3, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.42
Purchase and Sale Agreement, dated July 11, 2006, by and between CNL Hospitality Partners, LP and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 11, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.43
Purchase and Sale Agreement, dated December 18, 2006, between Bridgeworks Hotelworks Associates, L.P., Charlotte Hotelworks Associates, L.P., Gaithersburg Hotelworks Associates, L.P., Pleasant Hill Lodging Partners, L.P., Pleasanton Hotelworks Associates, L.P., Scottsdale Hotelworks Associates, L.P., and Harrison Hotelworks Associates, L.P., and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 18, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.44
Contribution Agreement, dated as of January 10, 2007, by and among Shree Associates, Kunj Associates, Shanti III Associates, Trust FBO Neil H. Shah under The Hasu and Hersha Shah 2004 Trust, Trust FBO Jay H. Shah under The Hasu and Hersha Shah 2004 Trust, Shreenathji Enterprises, LTD and David L. Desfor (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 10, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.45
Purchase and Sale Agreement, dated as of  January 17, 2007, between BCM, LLC, HPS Seaport LLC and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 17, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

Index

10.46
Contribution Agreement, dated as of January 17, 2007, between Shree Associates, Kunj Associates, Devi Associates, Shanti II Associates, Trust FBO Jay H. Shah under The Hasu and Hersha Shah 2004 Trust, Trust FBO Neil H. Shah under The Hasu and Hersha Shah 2004 Trust , David L. Desfor and Hersha Hospitality Limited Partnership (filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 17, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.47
Amended and Restated Purchase and Sale Agreement, dated as of  February 1, 2007, between BCM, LLC, HPS Seaport LLC and SEAPORT HOSPITALITY, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed February 1, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant.***

23.1	Consent of KPMG LLP.***

23.2	Consent of Pricewaterhouse Coopers LLP.***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

99.1	Consolidated Financial Statements of Mystic Partners, LLC and Subsidiaries.***

_____________________

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-2, filed on September 25, 2003 (SEC File No. 333-109100) and incorporated by reference herein.
***	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.