Form 10-Q
period 2007-03-31
HERSHA HOSPITALITY TRUST
filed 2007-05-10
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

COMMISSION FILE NUMBER: 001-14765
HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive
Harrisburg, Pennsylvania (Address of Registrant’s Principal Executive Offices)	17102 (Zip Code)

Registrant’s telephone number, including area code:  (717) 236-4400

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
☐ Yes  ☒ No

As of March 31, 2007, the number of Class A common shares of beneficial interest outstanding was 40,771,593.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2007 [UNAUDITED] AND DECEMBER 31, 2006
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	March 31, 2007	December 31, 2006
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$866,669	$807,784
Investment in Joint Ventures	55,077	50,234
Development Loans Receivable	55,016	47,016
Cash and Cash Equivalents	8,369	10,316
Escrow Deposits	15,059	14,927
Hotel Accounts Receivable, net of allowance for doubtful accounts of $64 and $30	8,276	4,608
Deferred Costs, net of Accumulated Amortization of $1,874 and $1,543	8,111	7,525
Due from Related Parties	717	4,059
Intangible Assets, net of Accumulated Amortization of $655 and $618	5,762	5,594
Other Assets	24,324	16,145

Total Assets	$1,047,380	$968,208

Liabilities and Shareholders’ Equity:
Line of Credit	$45,550	$24,000
Mortgages and Notes Payable, net of unamortized discount of $88 and $1,312	619,109	556,542
Accounts Payable, Accrued Expenses and Other Liabilities	16,520	14,740
Dividends and Distributions Payable	9,144	8,985
Due to Related Parties	1,660	3,297

Total Liabilities	691,983	607,564

Minority Interests:
Common Units	$29,834	$25,933
Interest in Consolidated Joint Ventures	2,553	3,092

Total Minority Interests	32,387	29,025

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 10,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding at March 31, 2007 and December 31, 2006, respectively. (Aggregate Liquidation Preference $60,000 at March 31, 2007 and December 31, 2006, respectively)	24	24
Common Shares - Class A, $.01 Par Value, 50,000,000 Shares Authorized, 40,771,593 and 40,671,950 Shares Issued and Outstanding at March 31, 2007 and December 31, 2006, respectively.	408	405
Common Shares - Class B, $.01 Par Value, 50,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	187	233
Additional Paid-in Capital	385,803	381,592
Distributions in Excess of Net Income	(63,412)	(50,635)

Total Shareholders' Equity	323,010	331,619

Total Liabilities and Shareholders’ Equity	$1,047,380	$968,208

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	March 31, 2007	March 31, 2006
Revenue:
Hotel Operating Revenues	$46,383	$23,925
Interest Income from Development Loans	1,303	365
Land Lease Revenue	1,088	-
Hotel Lease Revenue	137	-
Other Revenues	142	178
Total Revenues	49,053	24,468

Operating Expenses:
Hotel Operating Expenses	29,069	15,958
Hotel Ground Rent	249	162
Land Lease Expense	614	-
Real Estate and Personal Property Taxes and Property Insurance	2,896	1,487
General and Administrative	2,211	1,164
Depreciation and Amortization	8,240	3,796
Total Operating Expenses	43,279	22,567

Operating Income	5,774	1,901

Interest Income	137	213
Interest Expense	10,310	5,618
Loss on Debt Extinguishment	-	255
Loss before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	(4,399)	(3,759)

Loss from Unconsolidated Joint Venture Investments	(838)	(1,110)

Loss before Minority Interests and Discontinued Operations	(5,237)	(4,869)

Loss allocated to Minority Interests in Continuing Operations	(999)	(1,015)

Loss from Continuing Operations	(4,238)	(3,854)

Discontinued Operations, net of minority interests (Note 12):
Loss from Discontinued Operations	-	(30)
Loss from Discontinued Operations	-	(30)

Net Loss	(4,238)	(3,884)
Preferred Distributions	1,200	1,200

Net Loss applicable to Common Shareholders	$(5,438)	$(5,084)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

BASIC
Loss from continuing operations applicable to common shareholders	$(0.13)		$(0.25)
Loss from Discontinued Operations	$-		$-

Net Loss applicable to common shareholders	$(0.13)		$(0.25)

DILUTED
Loss from continuing operations applicable to common shareholders	$(0.13	)*	$(0.25	)*
Loss from Discontinued Operations	$-	*	$-	*

Net Loss applicable to common shareholders	$(0.13	)*	$(0.25	)*

Weighted Average Common Shares Outstanding:
Basic	40,537,851		20,308,225
Diluted	40,537,851	*	20,308,225	*

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including this amount in the denominator would be anti-dilutive to loss for continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS]

	March 31, 2007	March 31, 2006
Operating activities:
Net Loss	$(4,238)	$(3,884)
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation	8,208	4,015
Amortization	369	248
Debt extinguishment	-	223
Income allocated to minority interests	(999)	(1,020)
Equity in income of unconsolidated joint ventures	838	1,110
Distributions from unconsolidated joint ventures	-	1,135
Gain recognized on change in fair value of derivative instrument	(18)	(4)
Stock based compensation expense	107	43
Change in assets and liabilities:
(Increase) in:
Hotel accounts receivable	(3,613)	(1,921)
Escrows	(132)	121
Other assets	(717)	545
Due from related party	4,230	1,523
(Decrease) in:
Due to related party	(1,637)	(753)
Accounts payable and accrued expenses	1,749	1,934
Net cash provided by operating activities	4,147	3,315

Investing activities:
Purchase of hotel property assets	(26,261)	(90,294)
Capital expenditures	(3,459)	(1,565)
Deposits on hotel acquisitions	(9,496)	(2,515)
Cash paid for franchise fee intangible	(5)	-
Repayment of notes receivable	5	5
Investment in development loans receivable	(9,000)	(1,100)
Repayment of development loans receivable	1,000	19,450
Distributions from unconsolidated joint ventures	1,233	3,153
Advances and capital contributions to unconsolidated joint ventures	(97)	(719)
Net cash used in investing activities	(46,080)	(73,585)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	21,550	37,243
Principal repayment of mortgages and notes payable	(816)	(755)
Proceeds from mortgages and notes payable	28,543	35,500
Cash paid for deferred financing costs	(87)	(448)
Dividends paid on common shares	(7,314)	(3,661)
Dividends paid on preferred shares	(1,200)	(1,200)
Distributions paid on common partnership units	(690)	(510)
Net cash provided by financing activities	39,986	66,169

Net decrease in cash and cash equivalents	(1,947)	(4,101)
Cash and cash equivalents - beginning of period	10,316	8,780

Cash and cash equivalents - end of period	$8,369	$4,679

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. The Company has not determined whether the adoption of SFAS No. 159 will have a material effect on the Company’s financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Land	$147,777	$135,943
Buildings and Improvements	687,674	640,666
Furniture, Fixtures and Equipment	95,947	88,179
Construction in Progress	4,839	4,359
	936,237	869,147

Less Accumulated Depreciation	(69,568)	(61,363)

Total Investment in Hotel Properties	$866,669	$807,784

2007 Transactions

During the three months ended March 31, 2007 we acquired the following wholly owned hotel properties:

2007 Acquisitions
Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
Residence Inn Langhorne	1/8/2007	$1,463	$12,125	$2,170	$99	$15,857	-
Residence Inn Carlisle	1/10/2007	1,015	7,511	1,330	89	9,945	7,000
Holiday Inn Express Chester	1/25/2007	1,500	6,701	1,031	210	9,442	6,700
Hampton Inn Seaport	2/1/2007	7,816	19,056	1,729	-	28,601	20,202

Total 2007 Wholly Owned Acquisitions		$11,794	$45,393	$6,260	$398	$63,845	$33,902

In connection with the 2007 acquisitions we acquired $84 in working capital. In addition to cash and assumed debt, consideration included $2,100 in deposits made in 2006. Included in the purchase price of Residence Inn, Langhorne, PA is $226 that was paid to entities that are owned in part by certain executives and trustees of the Company.  Interest rates on debt assumed in the acquisition of the Residence Inn, Carlisle, PA and the Holiday Inn Express & Suites, Chester, NY were at market rates.  We assumed $19,250 in debt with the acquisition of the Hampton Inn-Seaport, New York, NY bearing interest at a fixed rate of 6.36% which was determined to be above market rates.  We recorded a premium of $952 related to the assumption of this debt.

The Residence Inn, Carlisle, PA and the Hampton Inn-Seaport, New York, NY were acquired from entities that are owned by certain of the Company’s executives and trustees.  Included in the consideration for the Residence Inn, Carlisle, PA were 119,818 units in our operating partnership valued at $11.10 per unit that were issued to sellers that are not affiliated with the Company.  Consideration for the Hampton Inn-Seaport, New York, NY, included 15,016 units of our operating partnership valued at $11.20 per unit and an $8,208 note payable.  The operating partnership units were issued to certain executives and trustees of the Company and the note payable is with entities that are owned in part by certain executives and trustees of the Company.  The note payable bears interest at 8.0% and matures on February 1, 2008.  Interest expense of $106 was incurred on the notes payable during the three months ended March 31, 2007.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

All of the newly acquired wholly owned hotels are leased to our wholly owned taxable REIT subsidiary (TRS), 44 New England Management Company and all are managed by Hersha Hospitality Management, LP (“HHMLP”).  HHMLP is owned by three of the Company’s executives, two of its affiliated trustees and other investors that are not affiliated with the Company.

The following condensed pro forma financial information is presented as if all 2007 acquisitions and 16 properties acquired in 2006 had been consummated as of January 1, 2006. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the years presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Pro Forma Total Revenues	$49,565	$43,513

Pro Forma Income from Continuing Operations applicable to Common Shareholders	$(4,259)	$(3,968)
Income from Discontinued Operations	-	(30)
Pro Forma Net Income	(4,259)	(3,998)
Preferred Distributions	1,200	1,200
Pro Forma Net Income (Loss) applicable to Common Shareholders	$(5,459)	$(5,198)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$(0.13)	$(0.26)
Diluted	$(0.13)	$(0.26)

Weighted Average Common Shares Outstanding
Basic	40,537,851	20,308,225
Diluted	40,537,851	20,308,225

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of March 31, 2007 and December 31, 2006 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	March 31, 2007	December 31, 2006

PRA Glastonbury, LLC	40.0%	469	463
Inn American Hospitality at Ewing, LLC	50.0%	1,182	1,414
Hiren Boston, LLC	50.0%	4,625	4,871
SB Partners, LLC	50.0%	2,083	2,213
Mystic Partners, LLC	8.8%-66.7%	37,857	39,180
PRA Suites at Glastonbury, LLC	40.0%	2,093	2,093
Metro 29th Street Associates, LLC	50.0%	6,768	-
		$55,077	$50,234

Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets.

On February 1, 2007 we acquired a 50.0% interest in Metro 29th Street Associates, LLC (“Metro 29th”), the lessee of the 228 room Holiday Inn Express-Manhattan, New York, NY, for approximately $6,817. Metro 29th holds a twenty five year lease with certain renewal options at the end of the lease term.  We also acquired an option to acquire a 50% interest in the entity that owns the Holiday Inn Express-Manhattan.  The option is exercisable after February 1, 2012 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.  The fair value of the option was $933 at the time of acquisition and is recorded in other assets on our consolidated balance sheet.  We issued 694,766 units in our operating partnership valued at $11.15 per unit for our interest in Metro 29th and the option.  Metro 29th Street entered into an agreement with Metro 29th Sublessee, LLC, a joint venture owned by 44 New England and our joint venture partner, to sublease the hotel property.  The hotel is managed by HHMLP.

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Balance Sheets
	March 31, 2007	December 31, 2006
Investment in hotel properties, net	$240,741	$244,113
Other Assets	24,571	24,496
Assets	$265,312	$268,609

Liabilities and Equity
Mortgages and notes payable	$212,341	$211,576
Other liabilities	12,673	11,687
Equity	40,298	45,346

Total Liabilities and Equity	$265,312	$268,609

Statements of Operations
	Three Months Ended
	March 31, 2007	March 31, 2006
Room Revenue	$18,922	$16,423
Other Revenue	7,031	6,195
Operating Expenses	(18,014)	(16,793)
Interest Expense	(3,750)	(3,513)
Lease Expense	(919)	(117)
Property Taxes and Insurance	(1,415)	(1,289)
Federal and State Income Taxes	-	-
Depreciation, Amortization, and Other	(5,470)	(5,085)

Net loss	$(3,615)	$(4,179)

Equity income recognized during the three months ended March 31, 2007 and 2006 for our Equity Investments in Unconsolidated Joint Ventures:

	Three Months Ended
	March 31, 2007	March 31, 2006
HT/CNL Metro Hotels, LP	$-	$38
PRA Glastonbury, LLC	6	(259)
Inn American Hospitality at Ewing, LLC	(11)	10
Hiren Boston, LLC	(246)	(334)
SB Partners, LLC	(129)	(131)
Mystic Partners, LLC	(408)	(434)
PRA Suites at Glastonbury, LLC	(1)	-
Metro 29th Street Associates, LLC	(49)

Total equity in loss	$(838)	$(1,110)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved mortgage lending to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 8.0% to 10.0% (“Development Line Funding”). As of March 31, 2007 and December 31, 2006, we had Development Loans Receivable of $55,016 and $47,016, respectively. Interest income included in “Interest Income — Development Loans,” was $1,303 and $365 for the three months ended March 31, 2007 and 2006, respectively.  Accrued interest on our development loans receivable was $1,136 as of March 31, 2007 and $883 as of December 31, 2006.

As of March 31, 2007, our development loans receivable balance consists of the following:

Hotel Property	Borrower	Principal Outstanding 3/31/2007	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$10,016	10%	September 30, 2007
Hilton Garden Inn - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	May 31, 2007
Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 31, 2007
Boutique Hotel - Manhattan, NY	Brisam East 52, LLC	10,000	10%	December 6, 2007
Boutique Hotel - Manhattan, NY	Brisam Greenwich, LLC	10,000	10%	September 12, 2007
		$55,016

As of December 31, 2006 our development loans receivable balance consists of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2006	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$9,016	10%	March 30, 2007
Hilton Garden Inn - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	May 31, 2007
Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 31, 2007
Boutique Hotel - Manhattan, NY	Brisam East 52, LLC	3,000	10%	December 6, 2007
Boutique Hotel - Manhattan, NY	Brisam Greenwich, LLC	10,000	10%	September 12, 2007
		$47,016

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Transaction Costs	$23	$252
Deposits on Hotel Acquisitions	9,496	2,144
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	2,547	2,438
Due from Lessees	1,806	2,318
Prepaid Expenses	2,850	3,533
Interest due on Development Loans to Non-Related Parties	1,127	871
Deposits on Property Improvement Plans	3,028	1,405
Hotel Purchase Option	991	-
Other	908	1,636
	$24,324	$16,145

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities or acquiring interests in hotel properties are recorded in other assets prior to the closing of the respective transactions.

Deposits on Hotel Acquisitions - Refundable deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of March 31, 2007, we had $9,496 in interest bearing deposits related to the acquisition of a hotel property and additional equity purchases in two of our unconsolidated joint ventures.  These deposits accrue interest between 10% and 11%.  As of December 31, 2006, we had $2,000 in interest bearing deposits and $100 in non-interest bearing deposits related to the acquisition of hotel properties. The interest bearing deposit as of December 31, 2006 accrued interest at 10%.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable - Notes receivable as of March 31, 2007 and December 31, 2006 include notes receivable of $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  Each of these notes bear interest at 8% and have maturity dates of December 31, 2007 or January 1, 2008.  Also included in notes receivable is a loan made to one of our partners in an unconsolidated joint venture in the amount of $1,000 bearing interest at 12% with a maturity date of December 27, 2007.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS (CONTINUED)

Interest due on Development Loans– Interest due on development loans represents interest income due from loans extended to non-related parties that is used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.

Deposits on Property Improvement Plans– Deposits on property improvement plans consists of amounts advanced to HHMLP that is to be used to fund capital expenditures as part of our property improvement programs at certain properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balance at March 31, 2007 and December 31, 2006, was $558,615 and $504,523, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.0%. The maturities for the outstanding mortgages ranged from August 2008 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $7,934 and $4,310 for the three months ended March 31, 2007 and 2006, respectively. Based our estimate of market interest rates, the fair value of the Company’s debt exceeded its carrying value by approximately $5,162 at March 31, 2007.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum. Interest expense in amount of $956 and $925 was recorded for the three months ended March 31, 2007 and 2006, respectively.

Revolving Line of Credit

We have a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $100,000 and interest rate terms of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%, at our discretion.

This revolving credit loan replaced both the secured and unsecured lines of credit that we previously maintained. As a result of the termination of the Sovereign Bank Line of Credit, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit during the three months ended March 31, 2006.

The Company maintained a line of credit balance of $45,550 at March 31, 2007 and $24,000 at December 31, 2006. The Company recorded interest expense of $950 and $399 related to the line of credit borrowings, for the three months ended March 31, 2007 and 2006, respectively.  The weighted average interest rate on our Line of Credit for the three months ended March 31, 2007 and 2006 was 7.50% and 6.92%, respectively.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of March 31, 2007, deferred costs were $8,111, net of accumulated amortization of $1,874.  Deferred costs were $7,525, net of accumulated amortization of $1,543, as of December 31, 2006. Amortization of deferred costs for the three months ended March 31, 2007 and 2006 was $331 and $213, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in our operating partnership, Hersha Hospitality Limited Partnership (the “Partnership”) , which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner in the Partnership.

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

As of March 31, 2007, HHMLP managed forty four of the properties leased to our TRS.  HHMLP also managed two consolidated joint venture hotel properties and four unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, management fees incurred totaled $1,039 and $789, respectively, and are recorded as Hotel Operating Expenses.

Accounting and Information Technology Fees

Each of the wholly owned hotels managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. For the three months ended March 31, 2007 and 2006, the Company incurred accounting fees of $352 and $227, respectively, and incurred information technology fees of $82 and $57, respectively.  Accounting and information technology fees are included in General and Administrative expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended March 31, 2007 and 2006 was $3,273 and $1,932 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Acquisitions from Affiliates

We have entered into an option agreement with each of our officers and affiliated trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 76 hotels, including 22 hotels acquired from entities controlled by our officers or affiliated trustees. Of the 22 acquisitions from these entities, 18 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee.

Hotel Supplies

For the three months ended March 31, 2007 and 2006, we incurred expenses of $346 and $226, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $200 and $66 is included in accounts payable at March 31, 2007 and December 31, 2006, respectively.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capitalized expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended March 31, 2007 we incurred fees of $39 which were capitalized in with the cost of fixed asset additions.

Due From Related Parties

The Due from Related Party balance as of March 31, 2007 and December 31, 2006 was approximately $717 and $4,059 respectively. The majority of the balance as of March 31, 2007 and December 31, 2006 were receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of March 31, 2007 and December 31, 2006 was approximately $1,660 and $3,297, respectively. The balances as of March 31, 2007 and December 31, 2006 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended March 31, 2007 and 2006, we incurred $249 and $162, in hotel ground rent under the agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 — DERIVATIVE INSTRUMENTS

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,902 as of March 31, 2007.

At March 31, 2007 and December 31, 2006, the fair value of the interest rate swap was $19 and $47, respectively, and is included in other assets on the face of the consolidated balance sheets. The change in net unrealized gains/losses was a loss of $46 and gain of $117 for the three months ended March 31, 2007 and 2006, respectively, for derivatives designated as cash flow hedges which were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $3 and $4 on cash flow hedges was recognized for the three months ended March 31, 2007 and 2006, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 — SHARE-BASED PAYMENTS

A summary of the stock awards issued to executives of the Company under the 2004 Equity Incentive Plan are as follows:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	Period until Full Vesting
June 1, 2005	71,000	17,750	17,750	$666	$412	2.25 years
June 1, 2006	89,500	-	-	369	719	3.25 years
	160,500	17,750	17,750	$1,035	$1,131

Compensation expense related to stock awards issued to executives of the Company of $95 and $43 was incurred during the three months ended March 31, 2007 and 2006, respectively, related to the restricted share awards.

On January 3, 2006, we awarded 1,000 common shares to each of our five independent trustees.  The fair value of each of the shares on the grant date was $9.12 per share. On January 2, 2007, we awarded 1,000 common shares to each of our four independent trustees. The fair value of each of the shares on the grant date was $11.44 per share.  Compensation expense related to stock awards issued to the Board of Trustees of $12 and $13 was incurred during the three months ended March 31, 2007 and 2006, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
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

	Three Months Ended March 31,
	2007	2006
Numerator:
BASIC
Loss from Continuing Operations	$(4,238)	$(3,854)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)

Loss from continuing operations applicable to common shareholders	(5,438)	(5,054)
Loss from Discontinued Operations	-	(30)
Net Loss applicable to common shareholders	$(5,438)	$(5,084)

DILUTED*
Loss from Continuing Operations	$(4,238)	$(3,854)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)

Loss from continuing operations applicable to common shareholders	(5,438)	(5,054)
Loss from Discontinued Operations	-	(30)
Net Loss applicable to common shareholders	$(5,438)	$(5,084)

Denominator:
Weighted average number of common shares - basic	40,537,851	20,308,225
Effect of dilutive securities:
Unvested stock awards	- *	*

Weighted average number of common shares - diluted*	40,537,851	20,308,225

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE  (CONTINUED)

	Three Months Ended March 31,
	2007		2006
Earnings Per Share:
BASIC
Loss from continuing operations applicable to common shareholders	$(0.13)		$(0.25)
Loss from Discontinued Operations	$-		$-

Net Loss applicable to common shareholders	$(0.13)		$(0.25)

DILUTED
Loss from continuing operations applicable to common shareholders	$(0.13	)*	$(0.25	)*
Loss from Discontinued Operations	$-	*	$-	*

Net Loss applicable to common shareholders	$(0.13	)*	$(0.25	)*

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including this amount in the denominator would be anti-dilutive to loss for continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2007 and 2006 totaled $8,654 and $5,031, respectively.

The following non-cash investing and financing activities occurred during the three months ended March 31, 2007 and 2006:

	2007	2006
Common Shares issued as part of the Dividend Reinvestment Plan	$7	$6
Issuance of Common Shares to the Board of Trustees	46	46
Compensation Expense from vesting of Stock Awards	95	43
Issuance of Common LP Units for acquisitions	9,248	6,000
Reallocation to minority interest as a result of issuance of Common LP Units	3,361	5,847
Debt assumed in hotel property acquisition	33,902	22,596
Conversion of Common LP Units to Common Shares	694	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT.  The Company had acquired the hotel in January 2004 and sold the hotel on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $61 was allocated to minority interest in HHLP.  The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2006.

In March of 2006, our Board of Trustees authorized management of the Company to sell the following four properties located in metropolitan Atlanta, Georgia:  Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn, Peachtree City. These assets were classified as “held for sale” as of March 31, 2006. The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2006. These hotels were acquired by the Company in April and May 2000 and were sold during November and December 2006.  Proceeds from the sales were $18,100, and the gain on the sale was $290, of which $33 was allocated to minority interest in HHLP.   Notes receivable in the aggregate amount of $1,350 were  received as part of the proceeds of the sale of the Atlanta Portfolio.  Interest payments are due quarterly with repayment of the principal due upon maturity on December 31, 2007 or January 1, 2008.

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Revenue:
Hotel Operating Revenues	$1,953
Percentage Lease Revenues - HHMLP	-
Total Revenue	1,953

Expenses:
Interest and Capital Lease Expense	238
Hotel Operating Expenses	1,306
Hotel Ground Rent	75
Real Estate and Personal Property Taxes and Property Insurance	110
General and Administrative	-
Depreciation and Amortization	259
Total Expenses	1,988

Income (Loss) from Discontinued Operations before Minority Interest	(35)
Allocation to Minority Interest	(5)

Income (Loss) from Discontinued Operations	$(30)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 — SUBSEQUENT EVENTS

On April 1, 2007, we increased our investment in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.  We contributed $780 and $716 to PRA Glastonbury, LLC and PRA Suites at Glastonbury, LLC, respectively and received an additional 8% preferred interest in each venture.

On May 7, 2007, the Compensation Committee of the Board of Trustees approved non-equity incentive awards to each of the named executive officers, with respect to the fiscal year ended December 31, 2006, payable in May 2007.  We recorded $701 in compensation expense related to the non-equity incentive awards during the quarter ended March 31, 2007. We also entered into amendments to the employment agreements with our named executive officers and entered into an employment agreement with our Chief Accounting Officer.  The Compensation Committee determined the 2007 compensation for our named executive officers, which includes the issuance of restricted shares.

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

General

As of March 31, 2007, we owned interests in 71 hotels located primarily in the eastern United States including 19 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. The REIT qualification rules allow a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2007, we have leased all but one of our hotels to a wholly-owned TRS, a joint venture owned TRS, or a corporate entity owned by our wholly-owned TRS. The hotel not leased to a TRS entity is leased to an unrelated third party lessee. Each of these TRS entities pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including Hersha Hospitality Management, LP, or HHMLP, to operate our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings. We intend to lease all newly acquired hotels to a TRS.

Operating Results

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three months ended March 31, 2007 and 2006.

CONSOLIDATED HOTELS:

	Three Months Ended March 31,
	2007	2006	% Variance

Rooms Available	564,460	339,437	66.3%
Rooms Occupied	366,283	215,092	70.3%
Occupancy	64.89%	63.37%	2.4%
Average Daily Rate (ADR)	$119.10	$100.61	18.4%
Revenue Per Available Room (RevPAR)	$77.29	$63.75	21.2%

Room Revenues	$43,624,596	$21,640,706	101.6%
Total Revenues	$46,383,283	$23,925,432	93.9%
Revenues from Discontinued Operations	$-	$1,952,773	-100.0%

The following table outlines operating results for the three months ended March 31, 2007 and 2006 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

UNCONSOLIDATED JOINT VENTURES:

	Three Months Ended March 31,
	2007	2006	% Variance

Rooms Available	229,992	201,718	14.0%
Rooms Occupied	143,510	133,586	7.4%
Occupancy	62.40%	66.22%	-5.8%
Average Daily Rate (ADR)	$131.85	$122.94	7.2%
Revenue Per Available Room (RevPAR)	$82.27	$81.42	1.0%

Room Revenues	$18,922,228	$16,423,330	15.2%
Total Revenues	$25,953,042	$22,617,587	14.7%

Comparison of the three month period ended March 31, 2007 and 2006
(dollars in thousands, except per share data).

Revenues

Our total revenues for the three months ended March 31, 2007 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $22,458, or 93.9%, from $23,925 for the three months ended March 31, 2006 to $46,383 for the same period in 2007.  The increase in revenues is primarily attributable to the acquisitions consummated in 2006 and improved RevPAR at certain of our hotels. We acquired interests in the following 19 consolidated hotels since March 31, 2006:

Brand	Location	Acquisition Date	Rooms
Hawthorne Suites	Franklin, MA	4/25/2006	100
Residence Inn	North Dartmouth, MA	5/1/2006	96
Comfort Inn	North Dartmouth, MA	5/1/2006	84
Holiday Inn Express	Cambridge, MA	5/3/2006	112
Residence Inn	Norwood, MA	7/27/2006	96
Holiday Inn Express	Hauppauge, NY	9/1/2006	133
Hampton Inn	Farmingville, NY	9/6/2006	161
Courtyard	Alexandria, VA	9/29/2006	203
Summerfield Suites	White Plains, NY	12/28/2006	159
Summerfield Suites	Bridgewater, NJ	12/28/2006	128
Summerfield Suites	Gaithersburg, MD	12/28/2006	140
Summerfield Suites	Pleasant Hill, CA	12/28/2006	142
Summerfield Suites	Pleasanton, CA	12/28/2006	128
Summerfield Suites	Scottsdale, AZ	12/28/2006	164
Summerfield Suites	Charlotte, NC	12/28/2006	144
Residence Inn	Langhorne, PA	1/8/2007	100
Residence Inn	Carlisle, PA	1/10/2007	78
Holiday Inn Express	Chester, NY	1/25/2007	80
Hampton Inn	Seaport, NY	2/1/2007	65

			2,313

Revenues for all 19 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the three months ended March 31, 2007 included revenues for a full year related to the following 7 hotels that were purchased during the three months ended March 31, 2006:

Brand	Location	Acquisition Date	Rooms
Hilton Garden Inn	JFK Airport, NY	2/16/2006	188
Hampton Inn	Philadelphia, PA	2/15/2006	250
Residence Inn	Tysons Corner, VA	2/2/2006	96
Courtyard	Scranton, PA	2/1/2006	120
Courtyard	Langhorne, PA	1/3/2006	118
Fairfield Inn	Mt. Laurel, NJ	1/3/2006	118
Fairfield Inn	Bethlehem, PA	1/3/2006	103

			993

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates 10%.  Interest income from development loans receivable was $1,303 for the three months ended March 31, 2007 compared to $365 for the same period in 2006.  The average balance of development loans receivable outstanding during the three months ended March 31, 2006 was lower then the average balance outstanding during the same period in 2007 resulting in a $938 increase in interest income.  In June and July of 2006 we acquired two parcels of land which are being leased to hotel developers. Our net investment in these parcels is approximately $18,946. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the three months ended March 31, 2007, we recorded $1,088 in land lease revenue from these parcels.  We incurred $614 in expense related to these land leases resulting in a contribution of $474 to our operating income during the three months ended March 31, 2007.

Total revenues for the three months ended March 31, 2007 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, Pennsylvania which has a fixed rent over the five year term. Beginning on July 1, 2006 this hotel was leased to an unrelated party. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses.  Hotel lease revenue of $137 was recorded in the three months ended March 31, 2007 related to the lease of this property.

Other revenue consists primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 82.2% to approximately $29,069 for the three months ended March 31, 2007 from $15,958 for the three months ended March 31, 2006. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $3,796 for the three months ended March 31, 2006 to $8,240 for the three months ended March 31, 2007. Similarly, real estate and personal property tax and property insurance increased $1,409, or 94.8%, in the three months ended March 31, 2007 when compared to the same period in 2006.

General and administrative expense increased by approximately $1,047 from $1,164 in 2006 to $2,211 in 2007. General and administrative expenses increased primarily due to higher compensation expense related to the accrual of bonuses and compensation increases which were determined and approved by the board of trustees in May of 2007.  This increase in cost has been partially offset by the reduction in costs related to enhancing our process to evaluate internal controls that were incurred during the three months ended March 31, 2006.

Unconsolidated Joint Venture Investments

Loss from unconsolidated joint venture investments decreased $272 from $1,110 for the three months ended March 31, 2006 to $838 for the three months ended March 31, 2007.  Since March 31, 2006, we have acquired unconsolidated joint venture interests in the following two properties:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
Metro 29th Street Associates, LLC	Holiday Inn Express	New York, NY	2/1/2007	228	50.0%	N/A
PRA Suites at Glastonbury, LLC	Homewood Suites	Glastonbury, CT	6/15/2006	136	40.0%	10.0%

In addition, we acquired joint venture interests in the following property during the three months ended March 31, 2006:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
Mystic Partners, LLC	Marriott	Hartford, CT	2/8/2006	409	15.0%	8.5%

Loss from unconsolidated joint venture investments during the three months ended March 31, 2007 was favorably impacted by the continued stabilization of these properties which were newly constructed when acquired. On September 28, 2006 we acquired the remaining 66.7% interest in the joint venture that owned the Hampton Inn-Chelsea, New York, NY.  Prior to acquiring the remaining interest in this hotel, we owned a 33.3% interest and income was recorded in income from investments in unconsolidated joint ventures.  After this acquisition, results of operations of this hotel property were included in our consolidated hotel operating results.

Net Loss

Net loss applicable to common shareholders for the three months ended March 31, 2007 was approximately $5,438 compared to net loss applicable to common shareholders of $5,084 for the same period in 2006.

Operating income for the three months ended March 31, 2007 was $5,774 compared to operating income of $1,901 during the same period in 2006. The $3,873 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $4,692 from $5,618 for the three months ended March 31, 2006 to $10,310 for the three months ended March 31, 2007. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit. Mortgages and notes payable increased from $256,146 as of December 31, 2005 to $556,542 as of December 31, 2006.  As of March 31, 2007, we had $619,109 in mortgages and notes payable.  During the three months ended March 31, 2006, we also replaced our line of credit with an increased credit facility. We incurred $255 in debt extinguishment expense due to early termination fees and to write-off deferred loan costs associated with the retired credit facility.

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

We maintain a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $100,000 and interest rate terms, at our discretion, of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on certain hotel properties and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of March 31, 2007.

We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. Our bylaws require the approval of a majority of our Board of Trustees, including a majority of the independent trustees, to acquire any additional hotel in which one of our affiliated trustees or officers, or any of their affiliates, has an interest (other than solely as a result of his status as our trustee, officer or shareholder). We expect that future investments in hotels will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common shares, issuances of operating partnership units or other securities or borrowings. We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 was $4,147 and $3,315, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in income before depreciation and amortization and decreases in due from related parties. This was offset by an increase in hotel accounts receivable and other assets  and a decrease in due to related parties.

Net cash used in investing activities for the three months ended March 31, 2007 decreased $27,505 from $73,585 in the three months ended March 31, 2006 compared to $46,080 for the three months ended March 31, 2007. Net cash used for the purchase of hotel properties decreased $64,033 in 2006 over 2005. Cash used for deposits on hotel acquisitions in 2007 increased by $6,981 over the same period in 2006.  We also increased our capital expenditures from $1,565 in 2006 to $3,459 in 2006 as a result of continuing property improvement plans at certain properties in 2007 that begin in the second half of 2006 in addition to capital expenditures in the ordinary course of business. Cash used to invest in development loans receivable, net of repayments, increased by $26,350 in 2007 compared to 2006, as the originations of new development loans exceeded repayments in 2007.

Net cash provided by financing activities for the three months ended March 31, 2007 was $39,986 compared to cash provided by financing activities of $66,169 for the three months ended March 31, 2006. This decrease was, in part, the result of proceeds from mortgages and notes payable, net of repayments, of $27,727 in 2007 compared to net proceeds of $34,745 in 2006. Net cash provided by borrowing under our line of credit facility was $37,243 in 2006 compared to $21,550 in 2006.  Net borrowings under the line of credit were used in 2007 and 2006 to fund the acquisition of hotel properties.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands, except share data)

	Three Months Ended
	March 31, 2007	March 31, 2006

Net loss applicable to common shares	$(5,438)	$(5,084)
Loss allocated to minority interest	(999)	(1,015)
Loss of discontinued operations allocated to minority interest	-	(5)
Loss from unconsolidated joint ventures	838	1,110
Depreciation and amortization	8,240	3,796
Depreciation and amortization from discontinued operations	-	259
FFO related to the minority interests in consolidated joint ventures (1)	198	186
Funds from consolidated hotel operations applicable to common shares and Partnership units	2,839	(753)

Loss from Unconsolidated Joint Ventures	(838)	(1,110)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	494	474
Interest in depreciation and amortization of unconsolidated joint venture (3)	1,192	956
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	848	320

Funds from Operations applicable to common shares and Partnership units	$3,687	$(433)

Weighted Average Common Shares and Units Outstanding
Basic	40,537,851	23,535,145
Diluted	45,085,158	23,535,145

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $3,687 for the three month period ended March 31, 2007, which was an increase of $4,120 over FFO in the comparable period in 2006.  The increase in FFO was primarily a result of a strengthened economy; the benefits of acquiring assets and interests in joint ventures since March 31, 2006; continued stabilization and maturation of the existing portfolio; and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense during the period ended March 31, 2007.

Critical Accounting Policies

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2007 and 2006, and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods.  See our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Subsequent Events

On April 1, 2007, we increased our investment in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.  We contributed $780 and $716 to PRA Glastonbury, LLC and PRA Suites at Glastonbury, LLC, respectively and received an additional 8% preferred interest in each venture.

On May 7, 2007, the Compensation Committee of the Board of Trustees approved non-equity incentive awards to each of the named executive officers, with respect to the fiscal year ended December 31, 2006, payable in May 2007.  We recorded $701 in compensation expense related to the non-equity incentive awards during the quarter ended March 31, 2007. We also entered into amendments to the employment agreements with our named executive officers and entered into an employment agreement with our Chief Accounting Officer.  The Compensation Committee determined the 2007 compensation for our named executive officers, which includes the issuance of restricted shares.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At March 31, 2007, we maintained a balance of $45,550 under our Line of Credit. The total floating rate mortgages payable of $32,096 had a current weighted average interest rate of 6.22%. The total fixed rate mortgages and notes payable of $587,101 had a current weighted average interest rate of 6.22%.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate swap related to debt on the Four Points by Sheraton, Revere, MA. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 94.8% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 5.2% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of March 31, 2007 was approximately 6.42%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended March 31, 2007, our interest expense for the three month period ended March 31, 2006 would have been increased or decreased by approximately $158 and $158, respectively.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates raise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt approximating $537 million, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt approximating $652 million.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at March 31, 2007, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed Rate Debt	2,359	29,804	29,900	24,749	6,765	493,524	587,101
Average Interest Rate	6.22%	6.19%	6.17%	6.07%	6.06%	6.06%

Floating Rate Debt	286	445	21,704	7,031	182	2,448	32,096
Average Interest Rate	8.17%	8.18%	7.65%	8.00%	8.00%	8.00%

	$2,645	$30,249	$51,604	$31,780	$6,947	$495,972	$619,197

The table incorporates only those exposures that existed as of March 31, 2007 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

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

None.

PART II.OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

2006 Non-Equity Incentive Plan Compensation

On May 7, 2007, the Compensation Committee of the Board of Trustees approved incentive awards to the Chief Executive Officer (“CEO”) and each of the other named executive officers, with respect to the fiscal year ended December 31, 2006, payable in May 2007.  The incentive awards were made pursuant to the Company’s 2006 Annual Incentive Compensation Plan (the “2006 Incentive Plan”) approved on May 25, 2006.

For the 2006 fiscal year, the Compensation Committee established opportunities for certain executive officers to receive an incentive award of between 15% to 75% of their annual base salary pursuant to the 2006 Incentive Plan. Such awards could be earned on the basis of the Company’s attainment of certain financial metrics together with the satisfaction of specific individual performance objectives that were determined by the Compensation Committee. Eligibility for the minimum incentive award occurred when adjusted funds from operations, or AFFO, per share reached 95% of the budgeted AFFO for 2006. Eligibility for the higher tier incentive award occurred when AFFO per share reached 105% of the budgeted AFFO for 2006. An additional consideration for eligibility for an incentive award by the Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer included the Company’s achievement of a dividend payout ratio of less than or equal to 95% of AFFO. The Compensation Committee established additional position-specific quantitative and qualitative performance goals for each of the named executive officers. Position-specific performance goals have included, but have not been limited to, growing the size of the Company’s portfolio, maintaining institutional ownership of the Company common shares at certain levels, complying with disclosure obligations pursuant to the federal securities laws and achieving clearance with the Company’s independent public accountants with regard to internal controls and procedures.

The Compensation Committee determined that the Company had increased annual AFFO per share by more than 105% of the budgeted AFFO per share for 2006 and was able to bring the dividend payout ratio below 95%.  All named executive officers met a majority of their individual goals that were set by the Compensation Committee.  In addition, the Compensation Committee noted that senior management had grown the asset base substantially and had achieved numerous other accomplishments during the year.

Based upon the foregoing, the Compensation Committee determined that the 2006 incentive awards were as follows:  Hasu P. Shah, Chairman of the Board of Trustees, received an incentive award in the amount of $62,500 which is equal to 50% of his 2006 annual base salary.  Jay H. Shah, Chief Executive Officer, received an incentive award in the amount of $262,500 which is equal to 75% of his 2006 annual base salary.  Neil H. Shah, President and Chief Operating Officer, received an incentive award in the amount of $240,000 which is equal to 75% of his 2006 annual base salary.  Ashish R. Parikh, Chief Financial Officer, received an incentive award in the amount of $112,500 which is equal to 50% of his 2006 annual base salary.  Michael R. Gillespie, Chief Accounting Officer, received an incentive award in the amount of $23,250 which is equal to 15% of his 2006 annual base salary.  All incentive awards are scheduled to be paid in cash to the named executive officer on May 11, 2007.

The following table presents information relating to total compensation of the Named Executive Officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total

Hasu P. Shah	2006	$125,000	$32,568	$62,500	$22,423	$242,491
Chairman of the Board of Trustees

Jay H. Shah	2006	$350,000	$107,979	$262,500	$31,945	$752,424
Chief Executive Officer

Neil H. Shah	2006	$320,000	$79,867	$240,000	$47,146	$687,013
President and Chief Operating Officer

Ashish R. Parikh	2006	$225,000	$51,422	$112,500	$31,134	$420,056
Chief Financial Officer

Michael R. Gillespie	2006	$155,000	$6,854	$23,250	$7,825	$192,929
Chief Accounting Officer
________________
(1)
Represents expense recognized by the Company for financial statement reporting purposes in 2006 in accordance with SFAS No. 123R for restricted common share awards held by each named executive officer, which may include amounts from awards granted in and prior to 2006. Please see Note 9 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of share-based compensation expense.

(2)
Includes insurance premiums paid by the Company for medical, dental and life insurance benefits and dividend payments on unvested restricted common shares.  In 2006, the following health insurance premium amounts were paid:  Hasu P. Shah - $13,873; Jay H. Shah - $1,255; Neil H. Shah - $26,140; Ashish R. Parikh - $17,598; Michael R. Gillespie - $5,989.  In 2006, the following dividend amounts were paid on unvested restricted common shares: Hasu P. Shah - $8,550; Jay H. Shah - $28,350; Neil H. Shah - $20,970; Ashish R. Parikh - $13,500; Michael R. Gillespie - $1,800.

Employment Agreements

On May 7, 2007, we entered into amendments to our employment agreements (individually, an “Agreement” collectively, the “Agreements”) with Hasu P. Shah (Chairman of the Board of Trustees), Jay H. Shah (Chief Executive Officer), Neil H. Shah (President and Chief Operating Officer), and Ashish R. Parikh (Chief Financial Officer) as well as an employment agreement with Michael R. Gillespie (Chief Accounting Officer)  (individually, an “Executive” and collectively, the “Executives”).  These Agreements supercede all prior employment agreements between each Executive and the Company.  The following description of the material terms of the Agreements is qualified in its entirety by reference to the terms of the actual Agreements, which are attached hereto as Exhibits 10.6 through Exhibit 10.10 and incorporated by reference herein.

The Agreements expire on December 31, 2008 if written notice of non-renewal by either party is given to the other party by July 3, 2008.  If no such notice is given, the Agreement continues until terminated by either party upon not less than one hundred eighty (180) days notice to the other party setting forth the effective date of termination.   The Agreements provide for a minimum base salary and eligibility to receive certain incentive compensation, including but not limited to, stock options or shares of stock of the Company. The Agreements contain provisions that provide for the payments and provisions of other benefits by the Company to the effected Executive upon the occurrence of certain triggers. These triggers include the termination of such Executive’s employment with the Company due to voluntary termination, termination with cause, death or disability, termination without cause and termination without cause or resignation for good reason following a change of control. Specifically, the Agreements also provide for the payment of certain compensation to each Executive in the event of a voluntary or involuntary termination of such Executive’s employment by the Company or upon a change of control of the Company, including the following:

•
Upon a termination without cause (as defined in the Agreements), the Company shall make a lump sum payment to the Executive within ten (10) days after termination without cause equal to the sum of the Executive’s accrued but unused vacation to the date of termination plus the amount of the Executive’s monthly base salary then in effect for the lesser of 12 months or the number of months (including a fractional month) remaining in the term of the Agreement.

•
Upon a termination without cause or an Executive’s resignation for good reason (as defined in the Agreements) within twelve months following a change of control of the Company (as defined in the Agreement), the Company shall (i) fully vest the Executive’s share awards and option grants, regardless of any vesting schedule, (ii) pay all base salary and any reimbursable expenses incurred and accrued vacation through the termination date, (iii) pay an amount equal to a multiple of the sum of (x) the Executive’s then annual base salary, (y) the maximum annual bonus that the Executive could earn for the year that includes the date of termination (or if no maximum bonus amount has been set, the Executive’s target bonus for that year) and (z) the fair market value (determined as of the date of the change of control) of the share award(s) received by the Executive for the year that includes the date of termination (or if no share awards were made in that year, the next preceding year in which the Executive received a share award), and (iv) pay the Executive’s insurance benefits for a period of eighteen (18) months after termination. If the insurance benefit would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended, it will be reduced, if and only to the extent that, a reduction will allow the Executive to receive a greater net after tax amount than the Executive would receive absent a reduction. For purposes of calculating the payment described in (iii) above, the Agreements provide for the following multiples: Hasu P. Shah - 2x; Jay H Shah - 4x; Neil H. Shah 3x; Ashish R. Parikh; 2x and Michael R. Gillespie - 1x.  Payments made in accordance with the change of control provisions shall be made in one lump within ten days following such termination.

The Agreements also contain certain provisions concerning confidential information, non-competition and non-recruitment.

On May 7, 2007, the Company delivered a notice of termination of the employment agreement it had entered into with David Desfor.  The terms of the employment agreement provide that the agreement will terminate 180 days after either party has provided the other with written notice of termination.  After termination of the employment agreement, Mr. Desfor will continue to be employed by the Company.

2007 Named Executive Officer Compensation

On May 7, 2007, the Compensation Committee reviewed the total compensation packages (including annual salary, restricted stock awards and potential bonus awards) for each of the CEO and the other named executive officers of the Company and made the following compensation determinations for fiscal year 2007:  Hasu P. Shah, Chairman of the Board, will receive $150,000 in annual compensation and shares of restricted stock equal to $100,000.  Jay H. Shah, Chief Executive Officer, will receive $400,000 in annual compensation  and shares of restricted stock equal to $1,000,000.  Neil H. Shah, President and Chief Operating Officer, will receive $375,000 in annual compensation and shares of restricted stock equal to $1,000,000.  Ashish R. Parikh, Chief Financial Officer, will receive $250,000 in annual compensation and shares of restricted stock equal to $400,000.  Michael R. Gillespie, Chief Accounting Officer, will receive $175,000 in annual compensation  and shares of restricted stock equal to $75,000.  Twenty-five percent of the restricted shares vest on each anniversary of the date of grant resulting in 100% of such restricted shares being fully vested on the fourth anniversary of the date of grant.  The value of the restricted shares was calculated using a volume weighted average of the closing price of the Company’s common shares for the 30 days immediately preceding May 7, 2007 and resulted at a price per share of $12.00.

2007 Non-Equity Incentive Plan Compensation

In addition, on May 7, 2007, the Compensation Committee, approved the 2007 Annual Incentive Compensation Plan for the CEO and each of the other named executive officers, with respect to the fiscal year ending December 31, 2007 (the “2007 Incentive Plan”).  The 2007 Incentive Plan is not set forth in a written agreement.

For fiscal 2007, the Compensation Committee established opportunities for the CEO and each of the named executive officers to receive an incentive award in amounts equal to a percentage of their respective annual base salary pursuant to the 2007 Incentive Plan.  Such incentive awards could be earned on the basis of the Company’s attainment of certain financial metrics together with the satisfaction of specific individual performance objectives that have been determined by the Compensation Committee.

Eligibility for the minimum incentive award occurs when AFFO per share increases by at least 5% from AFFO for 2006. Eligibility for the higher tier incentive award occurs when AFFO per share increases by at least 10% from AFFO for 2006. An additional consideration for eligibility for a cash award by the Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer includes the Company’s achievement of a dividend payout ratio of less than or equal to 95% of AFFO. The Compensation Committee established additional position-specific quantitative and qualitative performance goals for the CEO each of the named executive officers. Position-specific performance goals have included, but have not been limited to, growing the size of the Company’s portfolio, maintaining institutional ownership of the Company common shares at certain levels, complying with disclosure obligations pursuant to the federal securities laws and achieving clearance with the Company’s independent public accountants with regard to internal controls and procedures.

The Compensation Committee recommended that the following officers be eligible to receive potential incentive awards at their respective levels: Jay H. Shah, Chief Executive Officer, is eligible to receive a potential incentive award at 50% and 100% of his base salary.  Neil H. Shah, President and Chief Operating Officer, is eligible to receive a potential incentive award at 50% and 100% of his base salary.  Ashish R. Parikh, Chief Financial Officer, is eligible to receive a potential incentive award at 25% and 75% of his base salary.  Michael R. Gillespie, Chief Accounting Officer, is eligible to receive a potential incentive award at 15% and 25% of his base salary.  Payments for incentive awards pursuant to the 2007 Incentive Plan will be paid in one annual payment during the 2008 calendar year if the Compensation Committee determines that the performance criteria are met.

Item 6. Exhibits.

(a)  Exhibits Required by Item 601 of Regulation S-K.

10.1
Contribution Agreement, dated as of January 16, 2007, by and among Shree Associates, Kunj Associates, Shanti III Associates, Trust FBO Neil H. Shah under The Hasu and Hersha Shah 2004 Trust, Trust FBO Jay H. Shah under The Hasu and Hersha Shah 2004 Trust, Shreenathji Enterprises, LTD and David L. Desfor (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 10, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.2
Purchase and Sale Agreement, dated as of  January 17, 2007, between BCM, LLC, HPS Seaport LLC and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 23, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.3
Contribution Agreement, dated as of January 17, 2007, between Shree Associates, Kunj Associates, Devi Associates, Shanti II Associates, Trust FBO Jay H. Shah under The Hasu and Hersha Shah 2004 Trust, Trust FBO Neil H. Shah under The Hasu and Hersha Shah 2004 Trust , David L. Desfor and Hersha Hospitality Limited Partnership (filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 23, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.4
Amended and Restated Purchase and Sale Agreement, dated as of  February 1, 2007, between BCM, LLC, HPS Seaport LLC and SEAPORT HOSPITALITY, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.5
Sales Agreement by and between Hersha Hospitality Trust and Cantor Fitzgerald & Co., dated April 5, 2007 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed April 6, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.6	Employment Agreement, dated May 7, 2007, by and between the Company and Hasu P. Shah.

10.7	Employment Agreement, dated May 7, 2007, by and between the Company and Jay H. Shah.

10.8	Employment Agreement, dated May 7, 2007, by and between the Company and Neil H. Shah.

10.9	Employment Agreement, dated May 7, 2007, by and between the Company and Ashish Parikh.

10.10	Employment Agreement, dated May 7, 2007, by and between the Company and Michael R. Gillespie.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHA HOSPITALITY TRUST
(Registrant)

May 10, 2007	/s/ Ashish R. Parikh
Ashish R. Parikh Chief Financial Officer