Form 10-Q
period 2007-06-30
HERSHA HOSPITALITY TRUST
filed 2007-08-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
☐ Yes  ☒ No

As of June 30, 2007, the number of Class A common shares of beneficial interest outstanding was 40,986,779.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2007 [UNAUDITED] AND DECEMBER 31, 2006
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	June 30, 2007	December 31, 2006
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$901,914	$807,784
Investment in Joint Ventures	58,174	50,234
Development Loans Receivable	44,716	47,016
Cash and Cash Equivalents	9,571	10,316
Escrow Deposits	16,574	14,927
Hotel Accounts Receivable, net of allowance for doubtful accounts of $50 and $30	10,219	4,608
Deferred Costs, net of Accumulated Amortization of $2,270 and $1,543	8,724	7,525
Due from Related Parties	2,237	4,059
Intangible Assets, net of Accumulated Amortization of $758 and $618	5,720	5,594
Other Assets	18,646	16,145

Total Assets	$1,076,495	$968,208

Liabilities and Shareholders’ Equity:
Line of Credit	$48,800	$24,000
Mortgages and Notes Payable, net of unamortized discount of $85 and $1,312	631,559	556,542
Accounts Payable, Accrued Expenses and Other Liabilities	16,149	14,740
Dividends and Distributions Payable	9,354	8,985
Due to Related Parties	3,555	3,297

Total Liabilities	709,417	607,564

Minority Interests:
Common Units	$36,953	$25,933
Interest in Consolidated Joint Ventures	2,671	3,092

Total Minority Interests	39,624	29,025

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding at June 30, 2007 and December 31, 2006, respectively. (Aggregate Liquidation Preference $60,000 at June 30, 2007 and December 31, 2006, respectively)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 Shares Authorized, 40,986,779 and 40,671,950 Shares Issued and Outstanding at June 30, 2007 and December 31, 2006, respectively.	410	405
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	221	233
Additional Paid-in Capital	390,993	381,592
Distributions in Excess of Net Income	(64,194)	(50,635)

Total Shareholders' Equity	327,454	331,619

Total Liabilities and Shareholders’ Equity	$1,076,495	$968,208

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Hotel Operating Revenues	$63,478	$38,226	$109,868	$62,155
Interest Income from Development Loans	1,331	295	2,634	723
Land Lease Revenue	1,117	-	2,205	-
Hotel Lease Revenue	195	-	332	-
Other Revenues	186	187	327	353
Total Revenues	66,307	38,708	115,366	63,231

Operating Expenses:
Hotel Operating Expenses	34,544	21,392	63,613	37,350
Hotel Ground Rent	190	216	439	378
Land Lease Expense	619	-	1,233	-
Real Estate and Personal Property Taxes and Property Insurance	2,891	1,460	5,787	2,947
General and Administrative	1,621	1,812	3,832	2,976
Depreciation and Amortization	8,560	4,609	16,801	8,405
Total Operating Expenses	48,425	29,489	91,705	52,056

Operating Income	17,882	9,219	23,661	11,175

Interest Income	323	322	454	480
Interest Expense	10,975	5,923	21,285	11,541
Loss on Debt Extinguishment	-	908	-	1,163
Income (Loss) before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	7,230	2,710	2,830	(1,049)

Income (Loss) from Unconsolidated Joint Venture Investments	1,741	769	904	(341)

Income (Loss) before Minority Interests and Discontinued Operations	8,971	3,479	3,734	(1,390)

Income (Loss) allocated to Minority Interests in Continuing Operations	1,176	690	176	(325)
Income (Loss) from Continuing Operations	7,795	2,789	3,558	(1,065)

Discontinued Operations, net of minority interests (Note 12):
Gain on Disposition of Hotel Properties	-	434	-	434
Income from Discontinued Operations	-	153	-	123
Income from Discontinued Operations	-	587	-	557

Net Income (Loss)	7,795	3,376	3,558	(508)
Preferred Distributions	1,200	1,200	2,400	2,400

Net Income (Loss) applicable to Common Shareholders	$6,595	$2,176	$1,158	$(2,908)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earnings Per Share:
BASIC
Income (Loss) from continuing operations applicable to common shareholders	$0.16	$0.06	$0.03	$(0.15)
Income from Discontinued Operations	$-	$0.03	$-	$0.02

Net Income (Loss) applicable to common shareholders	$0.16	$0.09	$0.03	$(0.13)

DILUTED*
Income (Loss) from continuing operations applicable to common shareholders	$0.16	$0.06	$0.03	$(0.15	)**
Income from Discontinued Operations	$-	$0.03	$-	$0.02	**

Net Income (Loss) applicable to common shareholders	$0.16	$0.09	$0.03	$(0.13	)**

Weighted Average Common Shares Outstanding:
Basic	40,642,569	25,469,708	40,590,499	22,903,225
Diluted*	40,842,832	25,564,362	40,762,164	22,903,225	**

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Weighted average Partnership units outstanding for the three months ended June 30, 2007 and 2006 were 4,899,856 and 3,492,177, respectively.  Weighted average Partnership units outstanding for the six months ended June 30, 2007 and 2006 were 4,653,575 and 3,324,977, respectively.

**
For the six months ended June 30, 2006, 82,892 weighted average unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including this amount in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS]

	June 30, 2007	June 30, 2006
Operating activities:
Net Income (Loss)	$3,558	$(508)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	-	(497)
Depreciation	16,619	8,591
Amortization	911	563
Debt extinguishment	-	1,163
Income (loss) allocated to minority interests	176	(238)
Equity in (income) loss of unconsolidated joint ventures	(904)	341
Distributions from unconsolidated joint ventures	1,083	1,135
Gain recognized on change in fair value of derivative instrument	(36)	(65)
Stock based compensation expense	293	103
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(5,556)	(3,217)
Escrows	(912)	(1,326)
Other assets	(525)	870
Due from related party	2,710	(986)
Increase (decrease) in:
Due to related party	258	178
Accounts payable and accrued expenses	1,271	3,954
Net cash provided by operating activities	18,946	10,061

Investing activities:
Purchase of hotel property assets	(32,393)	(144,816)
Capital expenditures	(8,370)	(5,124)
Proceeds from disposition of hotel assets held for sale	-	3,665
Deposits on hotel acquisitions	(4,000)	(15,207)
Cash paid for franchise fee intangible	(66)	(48)
Repayment of notes receivable	30	1,843
Investment in development loans receivable	(30,700)	(33,116)
Repayment of development loans receivable	33,000	33,550
Distributions from unconsolidated joint venture	300	3,153
Advances and capital contributions to unconsolidated joint ventures	(1,602)	(4,018)
Net used in investing activities	(43,801)	(160,118)

Financing activities:
Proceeds from borrowings under line of credit, net	24,800	32,034
Principal repayment of mortgages and notes payable	(10,369)	(57,796)
Proceeds from mortgages and notes payable	28,543	119,933
Settlement of interest rate derivative	-	79
Cash paid for deferred financing costs	(106)	(455)
Proceeds from issuance of common stock	-	63,766
Stock issuance costs	-	(413)
Distributions to partners in consolidated joint ventures	(190)	(150)
Dividends paid on common shares	(14,646)	(7,336)
Dividends paid on preferred shares	(2,400)	(2,400)
Distributions paid on common partnership units	(1,522)	(1,139)
Net cash provided by financing activities	24,110	146,123

Net decrease in cash and cash equivalents	(745)	(3,934)
Cash and cash equivalents - beginning of year	10,316	8,780

Cash and cash equivalents - end of quarter	$9,571	$4,846

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Land	$166,159	$135,943
Buildings and Improvements	705,519	640,666
Furniture, Fixtures and Equipment	101,246	88,179
Construction in Progress	6,974	4,359
	979,898	869,147

Less Accumulated Depreciation	(77,984)	(61,363)

Total Investment in Hotel Properties	$901,914	$807,784

2007 Transactions

During the six months ended June 30, 2007 we acquired the following wholly owned hotel properties:

2007 Acquisitions
Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
Residence Inn, Langhorne, PA	1/8/2007	$1,463	$12,125	$2,170	$99	$15,857	-
Residence Inn, Carlisle, PA	1/10/2007	1,015	7,511	1,330	89	9,945	7,000
Holiday Inn Express, Chester, NY	1/25/2007	1,500	6,701	1,031	210	9,442	6,700
Hampton Inn - Seaport, New York, NY	2/1/2007	7,816	19,056	1,729	986	29,587	20,202
Hotel 373 and Starbucks Lease - 5th Avenue, New York, NY	6/1/2007	14,239	16,778	3,294	11	34,322	22,000
Nevins Street, Brooklyn, NY	6/11/2007	4,339	-	-	-	4,339	-
Total 2007 Wholly Owned Acquisitions		$30,372	$62,171	$9,554	$1,395	$103,492	$55,902

In connection with the 2007 acquisitions we acquired $781 in working capital. In addition to cash and assumed debt, consideration included $2,100 in deposits made in 2006. Included in the purchase price of Residence Inn, Langhorne, PA is $226 that was reimbursed to entities that are owned in part by certain executives and trustees of the Company.

Interest rates on debt assumed in the acquisition of the Residence Inn, Carlisle, PA and the Holiday Inn Express & Suites, Chester, NY were at market rates.  We assumed $19,250 in debt with the acquisition of the Hampton Inn-Seaport, New York, NY bearing interest at a fixed rate of 6.36% which was determined to be above market rates.  We recorded a premium of $952 related to the assumption of this debt. In the acquisition of Hotel 373 – 5th Avenue, New York, NY, we assumed $22,000 in variable rate debt bearing interest at LIBOR plus 2.00% and an interest rate cap which effectively caps interest on this debt at 7.75%.  The debt matures and the interest rate cap terminates on April 9, 2009.  The interest rate cap had a fair value of $15 on the date of acquisition.

The Residence Inn, Carlisle, PA and the Hampton Inn-Seaport, New York, NY were acquired from entities that are owned by certain of the Company’s executives and trustees.  Included in the consideration for the Residence Inn, Carlisle, PA were 119,818 units in our operating partnership valued at $11.10 per unit that were issued to sellers that are not affiliated with the Company.  Consideration for the Hampton Inn-Seaport, New York, NY, included 15,016 units of our operating partnership valued at $11.20 per unit and an $8,208 note payable.  The operating partnership units were issued to certain executives and affiliated trustees of the Company and the note payable was with entities that are owned in part by certain executives and affiliated trustees of the Company.  On May 24, 2007 the note payable was fully repaid.  Interest expense of $106 and $212 was incurred on the notes payable during the three and six months ended June 30, 2007, respectively.  Included in the consideration for the Hotel 373 – 5th Avenue, New York, NY were 1,000,000 units in our operating partnership valued at $12.32 per unit that were issued to a seller that is not affiliated with the Company.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

The purchase agreement entered into for the 2006 acquisition of the Courtyard, Langhorne, PA; the Fairfield Inn, Bethlehem, PA; and the Fairfield Inn, Mt. Laurel, NJ contained certain provisions that entitle the seller to an earn-out of up to $2,500 based on the collective Net Operating Income thresholds of the three properties, as defined.  The earn-out period expires on September 30, 2007.  Based on current projections, no earn-out is expected to be paid by the Company to the seller.  On December 28, 2006, we closed on the acquisition of seven Summerfield Suites.  The purchase agreement for this acquisition contained certain provisions that entitle the seller to an earn-out of up to $6,000 based on the Net Operating Income of the properties, as defined.  The earn-out period expires on December 31, 2009.  On January 8, 2007, we closed on the acquisition of the Residence Inn, Langhorne, PA.  The purchase agreement for this acquisition contained certain provisions that entitle the seller to an earn-out of up to $1,000 based on the Net Operating Income of the property, as defined.  The earn-out period expires on August 31, 2008.  We are currently unable to determine whether amounts will be paid under these two earn-out provisions since significant time remains until the expiration of the earn-out periods.  Due to uncertainty of the amounts that will ultimately be paid, if any, no accrual has been recorded on the consolidated balance sheet for amounts due under these earn-out provisions.  In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

All of the newly acquired wholly owned hotels are leased to our wholly owned taxable REIT subsidiary (TRS), 44 New England Management Company and all are managed by Hersha Hospitality Management, LP (“HHMLP”).  HHMLP is owned by three of the Company’s executives, two of its affiliated trustees and other investors that are not affiliated with the Company.

The following condensed pro forma financial information is presented as if 5 properties acquired in 2007 and 16 properties acquired in 2006 had been consummated as of January 1, 2006. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the years presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Pro Forma Total Revenues	$66,630	$58,527	$116,195	$100,263

Pro Forma Income from Continuing Operations applicable to Common Shareholders	$7,795	$2,718	$3,537	$(917)
Income from Discontinued Operations	-	153	-	123
Pro Forma Net Income	7,795	2,871	3,537	(794)
Preferred Distributions	1,200	1,200	2,400	2,400
Pro Forma Net Income (Loss) applicable to Common Shareholders	$6,595	$1,671	$1,137	$(3,194)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$0.16	$0.07	$0.03	$(0.14)
Diluted	$0.16	$0.07	$0.03	$(0.14)

Weighted Average Common Shares Outstanding
Basic	40,642,569	25,469,708	40,590,499	22,903,225
Diluted	40,842,832	25,564,362	40,762,164	22,903,225

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of June 30, 2007 and December 31, 2006 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned	June 30, 2007	December 31, 2006

PRA Glastonbury, LLC	48.0%*	1,158	463
Inn American Hospitality at Ewing, LLC	50.0%	1,265	1,414
Hiren Boston, LLC	50.0%	5,004	4,871
SB Partners, LLC	50.0%	2,221	2,213
Mystic Partners, LLC	8.8%-66.7%	38,512	39,180
PRA Suites at Glastonbury, LLC	48.0%*	2,812	2,093
Metro 29th Street Associates, LLC	50.0%	7,202	-
		$58,174	$50,234

*  Percent owned was 40.0% through March 31, 2007.  On April 1, 2007 our percent owned increased to 48.0%

Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets.

On April 1, 2007, we increased our investment in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT by acquiring an additional 8% preferred interest from our partner in each venture.  The purchase prices for our additional equity interests were $780 and $716 for PRA Glastonbury, LLC and PRA Suites at Glastonbury, LLC, respectively.

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

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Balance Sheets
	June 30, 2007	December 31, 2006
Investment in hotel properties, net	$236,982	$244,113
Other Assets	32,903	24,496
Assets	$269,885	$268,609

Liabilities and Equity
Mortgages and notes payable	$212,155	$211,576
Other liabilities	16,325	11,687

Equity	41,405	45,346

Total Liabilities and Equity	$269,885	$268,609

Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Room Revenue	$26,368	$22,745	$45,290	$39,169
Other Revenue	8,196	8,410	15,227	14,604
Operating Expenses	(20,390)	(19,726)	(38,405)	(36,520)
Interest Expense	(3,881)	(3,956)	(7,630)	(7,469)
Lease Expense	(1,694)	(96)	(2,613)	(213)
Property Taxes and Insurance	(1,490)	(1,334)	(2,905)	(2,623)
Federal and State Income Taxes	(108)	(142)	(108)	(142)
Depreciation, Amortization, and Other	(6,257)	(6,087)	(11,727)	(11,171)

Net Income (loss)	$744	$(186)	$(2,871)	$(4,365)

Equity income recognized during the three and six months ended June 30, 2007 and 2006 for our Investments in Unconsolidated Joint Ventures are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
HT/CNL Metro Hotels, LP	$-	$193	$-	$231
PRA Glastonbury, LLC	53	30	61	(229)
Inn American Hospitality at Ewing, LLC	83	71	71	81
Hiren Boston, LLC	380	108	134	(226)
SB Partners, LLC	138	76	9	(55)
Mystic Partners, LLC	655	291	247	(143)
PRA Suites at Glastonbury, LLC	(2)	-	(3)	-
Metro 29th Street Associates, LLC	434	-	385	-

Total income (loss) from unconsolidated joint venture investments	$1,741	$769	$904	$(341)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved mortgage lending to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10.0% to 11.0% (“Development Line Funding”). As of June 30, 2007 and December 31, 2006, we had Development Loans Receivable of $44,716 and $47,016, respectively. Interest income included in “Interest Income — Development Loans,” was $1,331 and $295 for the three months ended June 30, 2007 and 2006, respectively and $2,634 and $723 for the six months ended June 30, 2007 and 2006, respectively.  Accrued interest on our development loans receivable was $913 as of June 30, 2007 and $883 as of December 31, 2006.

As of June 30, 2007, our development loans receivable balance consisted of the following:

Hotel Property	Borrower	Principal Outstanding 6/30/2007	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$10,016	10%	September 30, 2007

Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 30, 2008

Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	10%	October 9, 2007

Hilton Garden Inn - New York, NY	York Street LLC	15,000	11%	July 1, 2008

Hampton Inn - Smithfield, RI	44 Hersha Smithfield, LLC	2,000	10%	October 9, 2007

Homewood Suites - Newtown, PA	Reese Hotels, LLC	700	11%	June 1, 2008
		$44,716

As of December 31, 2006 our development loans receivable balance consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2006	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$9,016	10%	March 30, 2007

Hilton Garden Inn - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	May 31, 2007

Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 31, 2007

Boutique Hotel - Manhattan, NY	Brisam East 52, LLC	3,000	10%	December 6, 2007

Boutique Hotel - Manhattan, NY	Brisam Greenwich, LLC	10,000	10%	September 12, 2007
		$47,016

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

We acquire land and improvements and lease them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.  The land is leased under fixed lease agreements which earn rents at a minimum rental rate of 10% of our net investment in the leased property. Additional rents are paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases are recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.  Leased land and improvements are included in investment in hotel properties on our consolidated balance sheet.  As of June 30, 2007 our investment in leased land and improvements consists of the following:

	Investment In Leased Properties
Location	Land	Improvements	Other	Total Investment	Debt	Net Investment	Acquisition/ Lease Date	Lessee

440 West 41st Street, New York, NY	$10,735	$11,051	$196	$21,982	$12,100	$9,882	7/28/2006	Metro Forty First Street, LLC
39th Street and 8th Avenue, New York, NY	21,774	-	541	22,315	13,250	9,065	6/28/2006	Metro 39th Street Associates, LLC
Nevins Street, Brooklyn, NY	4,339	-	-	4,339	-	4,339	6/11/2007	H Nevins Street Associates, LLC *

Total	$36,848	$11,051	$737	$48,636	$25,350	$23,286

* Indicates lessee is a related party

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Transaction Costs	$245	$252
Deposits on Hotel Acquisitions	4,024	2,144
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	2,549	2,438
Due from Lessees	1,982	2,318
Prepaid Expenses	2,943	3,533
Interest due on Development Loans to Non-Related Parties	805	871
Deposits on Property Improvement Plans	1,786	1,405
Hotel Purchase Option	933	-
Other	1,831	1,636
	$18,646	$16,145

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities or acquiring interests in hotel properties are recorded in other assets prior to the closing of the respective transactions.

Deposits on Hotel Acquisitions - Refundable deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of June 30, 2007, we had $4,000 in interest bearing deposits related to the acquisition of two hotel properties.  These deposits each accrue interest at 10%.  As of December 31, 2006, we had $2,000 in interest bearing deposits and $100 in non-interest bearing deposits related to the acquisition of hotel properties. The interest bearing deposit as of December 31, 2006 accrued interest at 10%.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable - Notes receivable as of June 30, 2007 and December 31, 2006 include notes receivable of $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  Each of these notes bear interest at 8% and have maturity dates of December 31, 2007 or January 1, 2008.  Also included in notes receivable is a loan made to one of our partners in an unconsolidated joint venture in the amount of $1,000 bearing interest at 12% with a maturity date of December 27, 2007.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balance at June 30, 2007 and December 31, 2006, was $579,598 and $504,523, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.0%. The maturities for the outstanding mortgages ranged from August 2008 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $8,436 and $4,774 for the three months ended June 30, 2007 and 2006, respectively and $16,370 and $9,084 for the six months ended June 30, 2007 and 2006, respectively. Based on our estimate of market interest rates, the fair value of the Company’s debt exceeded its carrying value by approximately $5,851 at June 30, 2007.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum. Interest expense in amount of $959 and $946 was recorded for the three months ended June 30, 2007 and 2006, respectively and $1,915 and $1,870 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company maintained a line of credit balance of $48,800 at June 30, 2007 and $24,000 at December 31, 2006. The Company recorded interest expense of $1,046 and $264 related to the line of credit borrowings, for the three months ended June 30, 2007 and 2006, respectively and $1,996 and $664 for the six months ended June 30, 2007 and 2006, respectively.  The weighted average interest rate on our Line of Credit for the three months ended June 30, 2007 and 2006 was 7.50% and 7.33%, respectively and 7.50% and 7.13% for the six months ended June 30, 2007 and 2006, respectively.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of June 30, 2007, deferred costs were $8,724, net of accumulated amortization of $2,270.  Deferred costs were $7,525, net of accumulated amortization of $1,543, as of December 31, 2006. Amortization of deferred costs for the three months ended June 30, 2007 and 2006 was $410 and $105 respectively and $756 and $163 for the six months ended June 30, 2007 and 2006, respectively.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

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

On June 9, 2006, we repaid $34,200 on our mortgage with UBS for the McIntosh Portfolio, as a result of a debt refinancing. The new debt of $36,300 has a fixed interest rate of 6.33% and maturity date of June 11, 2016. As a result of this extinguishment, we expensed $374 in unamortized deferred costs, which are included in the Debt Extinguishment caption on the face of the consolidated statements of operations for the three and six months ended June 30, 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

As of June 30, 2007, HHMLP managed forty five of the properties leased to our TRS.  HHMLP also managed two consolidated joint venture hotel properties and four unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the three and six months ended June 30, 2007 and 2006. For the three months ended June 30, 2007 and 2006, management fees incurred totaled $1,489 and $1,170, respectively, and $2,528 and $1,965 for the six months ended June 30, 2007 and 2006, respectively and are recorded as Hotel Operating Expenses.  In addition, the Company incurred $30 related to the sale of one hotel in the second quarter of 2006.  These fees are included in discontinued operations.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended June 30, 2007 and 2006, the Company incurred accounting fees of $337 and $260, respectively, and incurred information technology fees of $68 and $63, respectively.  For the six months ended June 30, 2007 and 2006, the Company incurred accounting fees of $668 and $487, respectively, and incurred information technology fees of $134 and $120, respectively.  Accounting and information technology fees are included in General and Administrative expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended June 30, 2007 and 2006 was $3,961 and $2,580 respectively and $7,235 and $4,340 for the six months ended June 30, 2007 and 2006, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Acquisitions from Affiliates

We have entered into an option agreement with each of our officers and affiliated trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 77 hotels, including 22 hotels acquired from entities controlled by our officers or affiliated trustees. Of the 22 acquisitions from these entities, 18 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

Hotel Supplies

For the three months ended June 30, 2007 and 2006, we incurred expenses of $1,099 and $434, respectively, and for the six months ended June 30, 2007 and 2006, we incurred expenses of $1,445 and $685, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $213 and $66 is included in accounts payable at June 30, 2007 and December 31, 2006, respectively.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capitalized expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended June 30, 2007 and 2006 we incurred fees of $124 and $57, respectively and for the six months ended June 30, 2007 and 2006 we incurred fees of $163 and $57, respectively, which were capitalized in with the cost of fixed asset additions.

Due From Related Parties

The Due from Related Party balance as of June 30, 2007 and December 31, 2006 was approximately $2,237 and $4,059 respectively. The majority of the balance as of June 30, 2007 and December 31, 2006 were receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of June 30, 2007 and December 31, 2006 was approximately $3,555 and $3,297, respectively. The balances as of June 30, 2007 and December 31, 2006 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended June 30, 2007 and 2006, we incurred $190 and $216, and for the six months ended June 30, 2007 and 2006 we incurred $439 and $378, respectively, in hotel ground rent expense under the agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — DERIVATIVE INSTRUMENTS

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,865 as of June 30, 2007.

On June 1, 2007, through the acquisition of Hotel 373, New York, NY, the Company assumed a mortgage containing an interest rate cap with a notional amount of $22,000 to hedge against the variability in cash flows on a variable interest rate debt instrument. The principal of the variable interest rate debt being hedged equals the notional amount of the interest rate cap. The interest rate cap effectively fixes interest payments when LIBOR exceeds 5.75%. The interest rate cap terminates on April 9, 2009, the maturity date of the hedged debt instrument.

At June 30, 2007 and December 31, 2006, the fair value of the interest rate swap was $72 and $47, respectively, and is included in other assets on the face of the consolidated balance sheets.   At June 30, 2007, the fair value of the interest rate cap was $19 and is included in other assets on the face of the consolidated balance sheets.  The change in net unrealized gains/losses was a gain of $32 and gain of $92 for the three months ended June 30, 2007 and 2006, respectively, and a loss of $14 and gain of $210 for the six months ended June 30, 2007 and 2006, respectively, for derivatives designated as cash flow hedges which were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $5 and $3 on cash flow hedges was recognized in interest expense for the three months ended June 30, 2007 and 2006, respectively and $9 and $7 for the six months ended June 30, 2007 and 2006, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 — SHARE-BASED PAYMENTS

A summary of the stock awards issued to executives of the Company under the 2004 Equity Incentive Plan are as follows:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	Period until Full Vesting
June 1, 2005	71,000	35,500	17,750	$327	$412	2.00 years
June 1, 2006	89,500	22,375	-	613	719	3.00 years
June 1, 2007	214,582	-	-	2,589	-	4.00 years
	375,082	57,875	17,750	$3,529	$1,131

On June 1, 2007, the Compensation Committee of the Board of Trustees granted 214,582 restricted share awards to executives.  The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant.  The fair value of the restricted share awards on the grant date was $12.32 per share.  As of June 30, 2007, none of these restricted share awards was vested.

Compensation expense related to stock awards issued to executives of the Company of $150 and $60 was incurred during the three months ended June 30, 2007 and 2006, respectively, and $245 and $103 was incurred during the six months ended June 30, 2007 and 2006, respectively, related to the restricted share awards.

On January 3, 2006, we awarded 1,000 common shares to each of our five independent trustees.  The fair value of each of the shares on the grant date was $9.12 per share. On January 2, 2007, we awarded 1,000 common shares to each of our four independent trustees. The fair value of each of the shares on the grant date was $11.44 per share. On July 2, 2007, we awarded 1,000 common shares to each of our four independent trustees.  The fair value of each of the shares on the grant date was $12.12.  Compensation expense related to stock awards issued to the Board of Trustees of $36 and $13 was incurred during the three months ended June 30, 2007 and 2006, respectively and $49 and $25 was incurred during the six months ended June 30, 2007 and 2006, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

The following table is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
BASIC
Income (Loss) from Continuing Operations	$7,795	$2,789	$3,558	$(1,065)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(2,400)	(2,400)

Income (Loss) from continuing operations applicable to common shareholders	6,595	1,589	1,158	(3,465)
Income from Discontinued Operations	-	587	-	557
Net Income (Loss) applicable to common shareholders	$6,595	$2,176	$1,158	$(2,908)

DILUTED*
Income (Loss) from Continuing Operations	$7,795	$2,789	$3,558	$(1,065)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(2,400)	(2,400)

Income (Loss) from continuing operations applicable to common shareholders	6,595	1,589	1,158	(3,465)
Income from Discontinued Operations	-	587	-	557
Net Income (Loss) applicable to common shareholders	$6,595	$2,176	$1,158	$(2,908)

Denominator:
Weighted average number of common shares - basic	40,642,569	25,469,708	40,590,499	22,903,225
Effect of dilutive securities:
Unvested stock awards	200,263	94,654	171,665	- **

Weighted average number of common shares - diluted*	40,842,832	25,564,362	40,762,164	22,903,225 **

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE  (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings Per Share:
BASIC
Income (Loss) from continuing operations applicable to common shareholders	$0.16	$0.06	$0.03	$(0.15)
Income from Discontinued Operations	$-	$0.03	$-	$0.02

Net Income (Loss) applicable to common shareholders	$0.16	$0.09	$0.03	$(0.13)

DILUTED*
Income (Loss) from continuing operations applicable to common shareholders	$0.16	$0.06	$0.03	$(0.15	)**
Income from Discontinued Operations	$-	$0.03	$-	$0.02	**

Net Income (Loss) applicable to common shareholders	$0.16	$0.09	$0.03	$(0.13	)**

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Weighted average Partnership units outstanding for the three months ended June 30, 2007 and 2006 were 4,899,856 and 3,492,177, respectively.  Weighted average Partnership units outstanding for the six months ended June 30, 2007 and 2006 were 4,653,575 and 3,324,977, respectively.

**
For the six months ended June 30, 2006, 82,892 weighted average unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including this amount in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2007 and 2006 totaled $19,386 and $11,320, respectively.

The following non-cash investing and financing activities occurred during the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Common Shares issued as part of the Dividend Reinvestment Plan	$14	$13
Issuance of Common Shares to the Board of Trustees	46	46
Issuance of Stock Awards	2,644	841
Compensation Expense from vesting of Stock Awards	245	103
Issuance of Common LP Units for acquisitions	21,568	6,000
Reallocation to minority interest as a result of issuance of Common LP Units	8,428	6,621
Debt assumed in hotel property acquisition	55,902	31,616
Conversion of Common LP Units to Common Shares	694	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT.  The Company had acquired the hotel in January 2004 and sold the hotel on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $63 was allocated to minority interest in HHLP.  The operating results for this hotel have been classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2006.

In March of 2006, our Board of Trustees authorized management of the Company to sell the following four properties located in metropolitan Atlanta, Georgia:  Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn, Peachtree City. These assets were classified as “held for sale” as of June 30, 2006. The operating results for these hotels were classified as discontinued operations in the statements of operations for the three months ended June 30, 2006. These hotels were acquired by the Company in April and May 2000 and were sold during November and December 2006.  Proceeds from the sales were $18,100, and the gain on the sale was $290, of which $33 was allocated to minority interest in HHLP.   Notes receivable in the aggregate amount of $1,350 were received as part of the proceeds of the sale of the Atlanta Portfolio.  Interest payments are due quarterly with repayment of the principal due upon maturity on December 31, 2007 or January 1, 2008.

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenue:
Hotel Operating Revenues	$1,596	$3,550

Expenses:
Interest and Capital Lease Expense	228	465
Hotel Operating Expenses	1,120	2,427
Hotel Ground Rent	10	85
Real Estate and Personal Property Taxes and Property Insurance	64	174
General and Administrative	-	-
Depreciation and Amortization	-	258
Total Expenses	1,422	3,409

Income from Discontinued Operations before Minority Interest	174	141
Allocation to Minority Interest	21	18

Income from Discontinued Operations	$153	$123

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 — SUBSEQUENT EVENTS

On July 1, 2007, we acquired the Holiday Inn, Norwich, CT from an entity owned in part by certain officers and affiliated directors of the Company for approximately $16,100, which included the assumption of approximately $8,200 in existing debt and the issuance of 659,312 units in our operating partnership valued at $12.01 per unit.  The existing debt includes both a first mortgage of $5,200 and a second mortgage of $3,000.  The first mortgage is secured by a first lien on the property, matures on July 31, 2025 and bears interest at a fixed rate of 6.75% per annum.  The second mortgage is secured by a second lien on the Holiday Inn, matures on September 26, 2027 and bears interest at the prime rate plus 0.75% per annum.

On July 11, 2007, we acquired a second parcel of land on Nevins Street, Brooklyn, NY for $7,535, adjacent to land we acquired on June 11, 2007.  In connection with the acquisition of the land, we entered into interest only mortgage debt in the amount of $6,500 bearing interest at a variable rate of LIBOR plus 2.70%.  The debt matures in July of 2009.  The land was immediately leased to H Nevins Associates, LLC, an entity owned in part by certain officers and affiliated directors of the Company.  The lease bears the same terms as the lease for the first Nevins Street parcel acquired on June 11, 2007.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

As of June 30, 2007, we owned interests in 72 hotels located primarily in the eastern United States including 19 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. The REIT qualification rules allow a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2007, we have leased all but one of our hotels to a wholly-owned TRS, a joint venture owned TRS, or a corporate entity owned by our wholly-owned TRS. The hotel not leased to a TRS entity is leased to an unrelated third party lessee. Each of these TRS entities pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including Hersha Hospitality Management, LP, or HHMLP, to operate our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings. We intend to lease all newly acquired hotels to a TRS.

Operating Results

The following table outlines operating results for the Company’s portfolio of 53 wholly owned hotels and four hotels owned through joint venture interests that are consolidated in our financial statements for the three and six months ended June 30, 2007 and 2006.

CONSOLIDATED HOTELS:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Variance	2007	2006	% Variance

Rooms Available	578,868	395,501	46.4%	1,143,328	734,938	55.6%
Rooms Occupied	462,531	308,778	49.8%	828,810	523,870	58.2%
Occupancy	79.90%	78.07%	2.3%	72.49%	71.28%	1.7%
Average Daily Rate (ADR)	$130.21	$114.19	14.0%	$125.30	$108.61	15.4%
Revenue Per Available Room (RevPAR)	$104.04	$89.15	16.7%	$90.83	$77.42	17.3%

Room Revenues	$60,223,978	$35,260,531	70.8%	$103,847,392	$56,896,337	82.5%
Total Revenues	$63,477,897	$38,226,190	66.1%	$109,868,197	$62,154,932	76.8%
Discontinued Assets	$-	$1,595,642	-100.0%	$-	$3,550,315	-100.0%

The following table outlines operating results for the three and six months ended June 30, 2007 and 2006 for the 15 hotels we own through unconsolidated joint venture interests. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

UNCONSOLIDATED JOINT VENTURES:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Variance	2007	2006	% Variance

Rooms Available	239,694	221,601	8.2%	469,686	423,319	11.0%
Rooms Occupied	179,947	165,885	8.5%	323,457	299,471	8.0%
Occupancy	75.07%	74.86%	0.3%	68.87%	70.74%	-2.6%
Average Daily Rate (ADR)	$146.53	$137.11	6.9%	$140.02	$130.79	7.1%
Revenue Per Available Room (RevPAR)	$110.01	$102.64	7.2%	$96.43	$92.53	4.2%

Room Revenues	$26,367,808	$22,745,246	15.9%	$45,290,035	$39,168,576	15.6%
Total Revenues	$34,564,205	$31,155,058	10.9%	$60,517,247	$53,772,645	12.5%

Comparison of the three month period ended June 30, 2007 and 2006
(dollars in thousands, except per share data).

Revenues

Our total revenues for the three months ended June 30, 2007 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $25,252, or 66.1%, from $38,226 for the three months ended June 30, 2006 to $63,478 for the same period in 2007.  The increase in revenues is primarily attributable to the acquisitions consummated in 2006 and improved RevPAR at certain of our hotels. We acquired interests in the following 16 consolidated hotels since June 30, 2006:

Brand	Location	Acquisition Date	Rooms
Independent - Hotel 373	New York (5th Avenue), NY	6/1/2007	70
Hampton Inn	New York (Seaport), NY	2/1/2007	65
Holiday Inn Express	Chester, NY	1/25/2007	80
Residence Inn	Carlisle, PA	1/10/2007	78
Residence Inn	Langhorne, PA	1/8/2007	100
Summerfield Suites	White Plains, NY	12/28/2006	159
Summerfield Suites	Bridgewater, NJ	12/28/2006	128
Summerfield Suites	Gaithersburg, MD	12/28/2006	140
Summerfield Suites	Pleasant Hill, CA	12/28/2006	142
Summerfield Suites	Pleasanton, CA	12/28/2006	128
Summerfield Suites	Scottsdale, AZ	12/28/2006	164
Summerfield Suites	Charlotte, NC	12/28/2006	144
Courtyard	Alexandria, VA	9/29/2006	203
Hampton Inn	Farmingville, NY	9/6/2006	161
Holiday Inn Express	Hauppauge, NY	9/1/2006	133
Residence Inn	Norwood, MA	7/27/2006	96

			1,991

Revenues for all 16 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the three months ended June 30, 2007 included revenues for a full quarter related to the following 4 hotels that were purchased during the three months ended June 30, 2006:

Brand	Location	Acquisition Date	Rooms
Holiday Inn Express	Cambridge, MA	5/3/2006	112
Residence Inn	North Dartmouth, MA	5/1/2006	96
Comfort Inn	North Dartmouth, MA	5/1/2006	84
Hawthorne Suites	Franklin, MA	4/25/2006	100

			392

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates of 10% to 11%.  Interest income from development loans receivable was $1,331 for the three months ended June 30, 2007 compared to $295 for the same period in 2006.  The average balance of development loans receivable outstanding during the three months ended June 30, 2006 was lower than the average balance outstanding during the same period in 2007 resulting in a $1,036 increase in interest income.  In June and July of 2006 we acquired two parcels of land which are being leased to hotel developers. On June 11, 2007 we acquired another parcel of land which is also being leased to hotel developers.  Our net investment in these parcels is approximately $23,286. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the three months ended June 30, 2007, we recorded $1,117 in land lease revenue from these parcels.  We incurred $619 in expense related to these land leases resulting in a contribution of $498 to our operating income during the three months ended June 30, 2007.

Total revenues for the three months ended June 30, 2007 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, Pennsylvania which has a fixed rent over the five year term. Beginning on July 1, 2006 this hotel was leased to an unrelated party. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses.  Hotel lease revenue of $195 was recorded in the three months ended June 30, 2007 related to the lease of this property.

Other revenue consists primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 61.5% to approximately $34,544 for the three months ended June 30, 2007 from $21,392 for the three months ended June 30, 2006. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2006, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $4,609 for the three months ended June 30, 2006 to $8,560 for the three months ended June 30, 2007. Similarly, real estate and personal property tax and property insurance increased $1,431, or 98.0%, in the three months ended June 30, 2007 when compared to the same period in 2006.

General and administrative expense decreased by approximately $191 from $1,812 for the six months ended June 30, 2006 to $1,621 during the same period in 2007. General and administrative expense for the three months ended June 30, 2006 included discretionary bonus compensation of $486 relating to the year ended December 31, 2005 which was authorized by the compensation committee of our board of trustees on May 25, 2006.  General and administrative expense for the three months ended June 30, 2007 does not include a charge for discretionary bonus compensation because the discretionary bonus was authorized by the compensation committee of our board of trustees earlier in the year and accrued during the three months ended March 31, 2007.  This decrease in cost for the three months ended June 30, 2007 compared to the same period in 2006 has been partially offset by an increase in compensation costs related to increasing resources dedicated to our asset management, acquisition and finance functions.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments increased $972 from $769 for the three months ended June 30, 2006 to $1,741 for the three months ended June 30, 2007.  Since June 30, 2006, we have acquired unconsolidated joint venture interests in the following property:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %
Metro 29th Street Associates, LLC	Holiday Inn Express	New York, NY	2/1/2007	228	50.0%

In addition, we acquired joint venture interests in the following property during the three months ended June 30, 2006:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
PRA Suites at Glastonbury, LLC	Homewood Suites	Glastonbury, CT	6/15/2006	136	40.0%	10.0%

Income from unconsolidated joint venture investments during the three months ended June 30, 2007 was favorably impacted by the continued stabilization of these properties which were newly constructed when acquired. On September 28, 2006 we acquired the remaining 66.7% interest in the joint venture that owned the Hampton Inn-Chelsea, New York, NY.  Prior to acquiring the remaining interest in this hotel, we owned a 33.3% interest and income was recorded in income from investments in unconsolidated joint ventures.  After this acquisition, results of operations of this hotel property were included in our consolidated hotel operating results.

Net Income

Net income applicable to common shareholders for the three months ended June 30, 2007 was approximately $6,595 compared to net income applicable to common shareholders of $2,176 for the same period in 2006.

Operating income for the three months ended June 30, 2007 was $17,882 compared to operating income of $9,219 during the same period in 2006. The $8,663 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $5,052 from $5,923 for the three months ended June 30, 2006 to $10,975 for the three months ended June 30, 2007. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit. Mortgages and notes payable increased from $256,146 as of December 31, 2005 to $556,542 as of December 31, 2006.  As of June 30, 2007, we had $631,559 in mortgages and notes payable. During the three months ended June 30, 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt. As a result of terminating the variable rate debt we incurred $908 in costs due to early termination fees and to write-off deferred loan costs associated with the retired debt.

Comparison of the six month period ended June 30, 2007 and 2006
(dollars in thousands, except per share data).

Revenues

Our total revenues for the six months ended June 30, 2007 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $47,713, or 77.0%, from $62,155 for the six months ended June 30, 2006 to $109,868 for the same period in 2007.  The increase in revenues is primarily attributable to the acquisitions consummated in 2006 and improved RevPAR at certain of our hotels. As noted above, we acquired interests in 16 consolidated hotels since June 30, 2006.  Revenues for all 16 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the six months ended June 30, 2007 included revenues for a full year related to the following 10 hotels that were purchased during the six months ended June 30, 2006:

Brand	Location	Acquisition Date	Rooms
Holiday Inn Express	Cambridge, MA	5/3/2006	112
Residence Inn	North Dartmouth, MA	5/1/2006	96
Comfort Inn	North Dartmouth, MA	5/1/2006	84
Hawthorne Suites	Franklin, MA	4/25/2006	100
Hilton Garden Inn	JFK Airport, NY	2/16/2006	188
Residence Inn	Tysons Corner, VA	2/2/2006	96
Courtyard	Scranton	2/1/2006	120
Courtyard	Langhorne, PA	1/3/2006	118
Fairfield Inn	Mt. Laurel, NJ	1/3/2006	118
Fairfield Inn	Bethlehem, PA	1/3/2006	103

			1,135

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates of 10% to 11%.  Interest income from development loans receivable was $2,634 for the six months ended June 30, 2007 compared to $723 for the same period in 2006.  The average balance of development loans receivable outstanding during the six months ended June 30, 2006 was lower then the average balance outstanding during the same period in 2007 resulting in a $1,911 increase in interest income.  In June and July of 2006 we acquired two parcels of land which are being leased to hotel developers. On June 11, 2007 we acquired another parcel of land which is also being leased to hotel developers.  Our net investment in these parcels is approximately $23,286. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the six months ended June 30, 2007, we recorded $2,205 in land lease revenue from these parcels.  We incurred $1,233 in expense related to these land leases resulting in a contribution of $972 to our operating income during the three months ended June 30, 2007.

Total revenues for the six months ended June 30, 2007 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, Pennsylvania which has a fixed rent over the five year term. Beginning on July 1, 2006 this hotel was leased to an unrelated party. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses.  Hotel lease revenue of $332 was recorded in the six months ended June 30, 2007 related to the lease of this property.

Other revenue consists primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 70.3% to approximately $63,613 for the six months ended June 30, 2007 from $37,350 for the six months ended June 30, 2006. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2006, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $8,405 for the six months ended June 30, 2006 to $16,801for the six months ended June 30, 2007. Similarly, real estate and personal property tax and property insurance increased $2,840, or 96.4%, in the six months ended June 30, 2007 when compared to the same period in 2006.

General and administrative expense increased by approximately $856 from $2,976 for the six months ended June 30, 2006 to $3,832 during the same period in 2007. General and administrative expenses increased primarily due to higher compensation expense related to enhancing our asset management, acquisition and finance functions.  This increase in cost has been partially offset by the reduction in costs related to enhancing our process to evaluate internal controls that were incurred during the six months ended June 30, 2006.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments increased $1,245 from a loss of $341 for the six months ended June 30, 2006 to income of $904 for the six months ended June 30, 2007.  As noted above, we have acquired interests in one unconsolidated joint venture since June 30, 2006 and we acquired joint venture interests in one property during the six months ended June 30, 2006.

Income from unconsolidated joint venture investments during the six months ended June 30, 2007 was favorably impacted by the continued stabilization of these properties which were newly constructed when acquired. On September 28, 2006 we acquired the remaining 66.7% interest in the joint venture that owned the Hampton Inn-Chelsea, New York, NY.  Prior to acquiring the remaining interest in this hotel, we owned a 33.3% interest and income was recorded in income from investments in unconsolidated joint ventures.  After this acquisition, results of operations of this hotel property were included in our consolidated hotel operating results.

Net Income (Loss)

Net income applicable to common shareholders for the six months ended June 30, 2007 was approximately $1,158 compared to net loss applicable to common shareholders of $2,908 for the same period in 2006.

Operating income for the six months ended June 30, 2007 was $23,661 compared to operating income of $11,175 during the same period in 2006. The $12,486 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $9,744 from $11,541 for the six months ended June 30, 2006 to $21,285 for the six months ended June 30, 2007. As noted above, the increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.  Also in the six months ended June 30, 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt, and replaced our line of credit with an increased credit facility. As a result of terminating the variable rate debt and line of credit, we incurred $1,163 in debt extinguishment expense due to early termination fees and to write-off deferred loan costs associated with the retired debt and credit facility.

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

We maintain a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $100,000 and interest rate terms, at our discretion, of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on certain hotel properties and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of June 30, 2007.

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

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2007 and 2006 was $18,946 and $10,061, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in income before depreciation and amortization and an increase in due from related parties. The increase in net cash provided by income before depreciation and amortization was partially offset by an increase in hotel accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2007 decreased $116,317 from $160,118 in the six months ended June 30, 2006 compared to $43,801 for the six months ended June 30, 2007. Net cash used for the purchase of hotel properties decreased $112,423 in 2007 over 2006. Cash used for deposits on hotel acquisitions in 2007 decreased by $11,207 over the same period in 2006.  We increased our capital expenditures from $5,124 in 2006 to $8,370 in 2007 as a result of continuing property improvement plans at certain properties in 2007 that began in the second half of 2006 in addition to capital expenditures in the ordinary course of business. Cash provided by repayment of development loans receivable, net of new loans originated, increased by $1,866 in 2007 compared to 2006, as the repayments of new development loans exceeded originations in 2007.  Cash provided by the repayment of notes receivable decreased $1,813 from $1,843 during the six months ended June 30, 2006 to $30 for the six months ended June 30, 2007.  The sale of a hotel asset held for sale during the six months ended June 30, 2006 provided $3,665 in proceeds.  No hotel assets were sold during the same period in 2007.

Net cash provided by financing activities for the six months ended June 30, 2007 was $24,110 compared to cash provided by financing activities of $146,123 for the six months ended June 30, 2006. This decrease was, in part, the result of proceeds from mortgages and notes payable, net of repayments, of $18,174 in 2007 compared to net proceeds of $62,137 in 2006. Net cash provided by borrowing under our line of credit facility was $32,034 in 2006 compared to $24,800 in 2007.  Net borrowings under the line of credit were used in 2007 and 2006 to fund the acquisition of hotel properties.  Also, proceeds from common stock issuances during the six months ended June 30, 2006 were $63,353.  As a result of this issuance and other issuance during the year ended December 31, 2006, our cash used to pay dividends to common shareholders increased $7,310 during the six months ended June 30, 2007.  We did not have a common stock issuance during the first six months of 2007.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net income (loss) applicable to common shares	$6,595	$2,176	$1,158	$(2,908)
Income (loss) allocated to minority interest	1,176	690	176	(325)
Income from discontinued operations allocated to minority interest	-	21	-	18
(Income) loss from unconsolidated joint ventures	(1,741)	(769)	(904)	341
Gain on sale of assets	-	(434)	-	(434)
Depreciation and amortization	8,560	4,609	16,801	8,405
Depreciation and amortization from discontinued operations	-	-	-	258
FFO related to the minority interests in consolidated joint ventures (1)	(310)	(356)	(112)	(171)
Funds from consolidated hotel operations applicable to common shares and Partnership units	14,280	5,937	17,119	5,184

Income (loss) from Unconsolidated Joint Ventures	1,741	769	904	(341)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	451	447	945	921
Interest in depreciation and amortization of unconsolidated joint venture (3)	1,809	1,445	3,002	2,401
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	4,001	2,661	4,851	2,981

Funds from Operations applicable to common shares and Partnership units	$18,281	$8,598	$21,970	$8,165

Weighted Average Common Shares and Units Outstanding
Basic	45,542,425	28,961,885	45,244,074	26,228,202
Diluted	45,742,688	29,056,539	45,415,739	26,311,094

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $18,281 for the three month period ended June 30, 2007, which was an increase of $9,683 over FFO in the comparable period in 2006.  FFO was $21,970 for the six month period ended June 30, 2007, which was an increase of $13,805 over FFO in the comparable period in 2006.  The increase in FFO was primarily a result of a strengthened economy; the benefits of acquiring assets and interests in joint ventures since March 31, 2006; continued stabilization and maturation of the existing portfolio; and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense during the three and six months ended June 30, 2007.

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

Subsequent Events

On July 1, 2007, we acquired the Holiday Inn, Norwich, CT from an entity owned in part by certain officers and affiliated directors of the Company for approximately $16,100, which included the assumption of approximately $8,200 in existing debt and the issuance of 659,312 units in our operating partnership valued at $12.01 per unit.  The existing debt includes both a first mortgage of $5,200 and a second mortgage of $3,000.  The first mortgage is secured by a first lien on the property, matures on July 31, 2025 and bears interest at a fixed rate of 6.75% per annum.  The second mortgage is secured by a second lien on the Holiday Inn, matures on September 26, 2027 and bears interest at the prime rate plus 0.75% per annum.

On July 11, 2007, we acquired a second parcel of land on Nevins Street, Brooklyn, NY for $7,535, adjacent to land we acquired on June 11, 2007.  In connection with the acquisition of the land, we entered into interest only mortgage debt in the amount of $6,500 bearing interest at a variable rate of LIBOR plus 2.70%.  The debt matures in July of 2009.  The land was immediately leased to H Nevins Associates, LLC, an entity owned in part by certain officers and affiliated directors of the Company.  The lease bears the same terms as the lease for the first Nevins Street parcel acquired on June 11, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At June 30, 2007, we maintained a balance of $48,800 under our Line of Credit. The total floating rate mortgages payable of $53,989 had a current weighted average interest rate of 7.90%. The total fixed rate mortgages and notes payable of $577,655 had a current weighted average interest rate of 6.20%.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate swap related to debt on the Four Points by Sheraton, Revere, MA and one interest rate cap related to debt on the Hotel 373, New York, New York. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 91.5% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 8.5% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of June 30, 2007 was approximately 6.43%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended June 30, 2007, our interest expense for the three and six month period ended June 30, 2006 would have been increased or decreased by approximately $216 and $686, respectively.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates raise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt approximating $530,856, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt approximating $643,696.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at June 30, 2007, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed Rate Debt	1,589	21,603	29,900	24,759	6,765	493,039	577,655
Average Interest Rate	6.20%	6.20%	6.18%	6.07%	6.07%	6.07%	6.13%

Floating Rate Debt	192	13,695	30,452	7,031	182	2,437	53,989
Average Interest Rate	7.90%	7.54%	7.64%	8.00%	8.00%	8.00%	7.85%

	$1,781	$35,298	$60,352	$31,790	$6,947	$495,476	$631,644

The table incorporates only those exposures that existed as of June 30, 2007 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007. There were no changes to the Company’s internal controls over financial reporting during the three and six months ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders (the “Annual Meeting”) of the Company was held on Thursday, May 24, 2007. At the Annual Meeting, the shareholders of the Company voted as follows:

1)	The election of the following Class II trustees to serve until the annual meeting of shareholders in 2008:

TRUSTEE	FOR	AGAINST	WITHHOLD	BROKER NON - VOTES
Hasu P. Shah	33,035,797	0	2,341,526	0
Michael A. Leven	34,642,766	0	734,557	0
Kiran P. Patel	32,768,860	0	2,608,463	0
John M. Sabin	34,651,326	0	725,997	0

2)	The ratification of the appointment of KPMG LLP to serve as independent auditors of the Company to serve for 2007:

FOR	AGAINST	WITHHOLD	BROKER NON - VOTES
34,602,381	756,726	18,215	0

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits Required by Item 601 of Regulation S-K.

3.1	Amended and Restated Declaration of Trust, as amended.

10.1
Sales Agreement by and between Hersha Hospitality Trust and Cantor Fitzgerald & Co., dated April 5, 2007 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed April 6, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.2
Contribution Agreement, dated as of June 11, 2007, by and among Hersha Hospitality Limited Partnership,Hasu P. Shah and Bharat C. Mehta (filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 15, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.3
Contribution Agreement, dated as of July 1, 2007, by and among Hersha Norwich Associates, LLC; Kirit Patel; Ashwin Shah; K&D Investment Associates, L.L.C. and Hersha Hospitality Limited Partnership and 44 Norwich Manager, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.4
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Hasu P. Shah (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.5
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Jay H. Shah (filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.6
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Neil H. Shah (filed as Exhibit 10.3 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.7
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Ashish R. Parikh (filed as Exhibit 10.4 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.8
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Michael R. Gillespie (filed as Exhibit 10.5 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

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

HERSHA HOSPITALITY TRUST
(Registrant)

August 9, 2007	/s/ Ashish R. Parikh
Ashish R. Parikh Chief Financial Officer