Form 10-K/A
period 2006-12-31
HERSHA HOSPITALITY TRUST
filed 2007-10-31
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

HERSHA HOSPITALITY TRUST

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−K/A amends and restates the Annual Report on Form 10−K of Hersha Hospitality Trust (the “Company”), as filed by the Company on March 16, 2007, and is being filed solely for the purposes of replacing the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP included in Exhibit 99.1 to make certain technical corrections thereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

None.

(b)	Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on pages 5 through 8 hereof are filed and incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

October 31, 2007	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Hasu P. Shah	Chairman of the Board	October 31, 2007
Hasu P. Shah

/s/ Jay H. Shah	Trustee and Chief Executive Officer (Principal Executive Officer)	October 31, 2007
Jay H. Shah

	Trustee	October 31, 2007
Thomas S. Capello

/s/ John M. Sabin	Trustee	October 31, 2007
John M. Sabin

	Trustee	October 31, 2007
Donald J. Landry

/s/ Michael A. Leven	Trustee	October 31, 2007
Michael A. Leven

/s/ Kiran P. Patel	Trustee	October 31, 2007
Kiran P. Patel

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	October 31, 2007
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	October 31, 2007
Michael R. Gillespie

INDEX OF EXHIBITS

3.1	Amended and Restated Declaration of Trust of the Registrant.**

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

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K filed March 16, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

23.1	Consent of Pricewaterhouse Coopers LLP.***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

99.1	Consolidated Financial Statements of Mystic Partners, LLC and Subsidiaries.***
_____________________

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-2, filed on September 25, 2003 (SEC File No. 333-109100) and incorporated by reference herein.
***	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.