Form 10-Q
period 2007-09-30
HERSHA HOSPITALITY TRUST
filed 2007-11-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
☐ Yes  ☒ No

As of September 30, 2007, the number of Class A common shares of beneficial interest outstanding was 41,197,876.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2007 [UNAUDITED] AND DECEMBER 31, 2006
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	September 30, 2007	December 31, 2006
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$894,185	$807,784
Investment in Joint Ventures	53,945	50,234
Development Loans Receivable	70,042	47,016
Cash and Cash Equivalents	10,280	10,316
Escrow Deposits	15,178	14,927
Hotel Accounts Receivable, net of allowance for doubtful accounts of $50 and $30	11,877	4,608
Deferred Costs, net of Accumulated Amortization of $2,760 and $1,543	8,509	7,525
Due from Related Parties	2,097	4,059
Intangible Assets, net of Accumulated Amortization of $779 and $618	5,665	5,594
Other Assets	17,566	16,145
Hotel Assets Held for Sale	24,660	-
Total Assets	$1,114,004	$968,208

Liabilities and Shareholders’ Equity:
Line of Credit	$72,100	$24,000
Mortgages and Notes Payable, net of unamortized discount of $74 and $1,312	620,131	556,542
Accounts Payable, Accrued Expenses and Other Liabilities	17,458	14,740
Dividends and Distributions Payable	9,473	8,985
Due to Related Parties	2,632	3,297
Liabilities Related to Assets Held for Sale	17,082	-
Total Liabilities	738,876	607,564

Minority Interests:
Common Units	$40,393	$25,933
Interest in Consolidated Joint Ventures	2,797	3,092

Total Minority Interests	43,190	29,025

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding at September 30, 2007 and December 31, 2006, respectively. (Aggregate Liquidation Preference $60,000 at September 30, 2007 and December 31, 2006, respectively)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 Shares Authorized, 41,197,876 and 40,671,950 Shares Issued and Outstanding at September 30, 2007 and December 31, 2006, respectively.	412	405
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	86	233
Additional Paid-in Capital	395,730	381,592
Distributions in Excess of Net Income	(64,314)	(50,635)

Total Shareholders' Equity	331,938	331,619

Total Liabilities and Shareholders’ Equity	$1,114,004	$968,208

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Hotel Operating Revenues	$65,609	$39,002	$171,984	$97,693
Interest Income from Development Loans	1,379	839	4,013	1,562
Land Lease Revenue	1,324	408	3,529	408
Hotel Lease Revenue	254	137	586	137
Other Revenues	265	202	592	555
Total Revenues	68,831	40,588	180,704	100,355

Operating Expenses:
Hotel Operating Expenses	35,794	21,598	97,348	56,964
Hotel Ground Rent	211	222	650	600
Land Lease Expense	741	-	1,974	-
Real Estate and Personal Property Taxes and Property Insurance	2,861	1,559	8,353	4,151
General and Administrative	1,689	1,350	5,521	4,326
Depreciation and Amortization	8,905	4,983	25,123	12,879
Total Operating Expenses	50,201	29,712	138,969	78,920

Operating Income	18,630	10,876	41,735	21,435

Interest Income	136	443	590	923
Interest Expense	10,677	6,693	31,414	17,694
Loss on Debt Extinguishment	-	-	-	1,163

Income before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	8,089	4,626	10,911	3,501

Income from Unconsolidated Joint Venture Investments	1,680	1,773	2,584	1,432

Income before Minority Interests and Discontinued Operations	9,769	6,399	13,495	4,933

Income allocated to Minority Interests in Continuing Operations	1,379	859	1,554	525
Income from Continuing Operations	8,390	5,540	11,941	4,408

Discontinued Operations, net of minority interests (Note 12):
Gain on Disposition of Hotel Properties	-	-	-	436
Income from Discontinued Operations	106	240	113	428
Income from Discontinued Operations	106	240	113	864

Net Income	8,496	5,780	12,054	5,272
Preferred Distributions	1,200	1,200	3,600	3,600

Net Income applicable to Common Shareholders	$7,296	$4,580	$8,454	$1,672

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.18	$0.15	$0.20	$0.03
Income from Discontinued Operations	$0.00	$0.01	$0.00	$0.03

Net Income applicable to common shareholders	$0.18	$0.16	$0.20	$0.06

DILUTED*
Income from continuing operations applicable to common shareholders	$0.18	$0.15	$0.20	$0.03
Income from Discontinued Operations	$0.00	$0.01	$0.00	$0.03

Net Income applicable to common shareholders	$0.18	$0.16	$0.20	$0.06

Weighted Average Common Shares Outstanding:
Basic	40,807,626	28,413,553	40,663,670	24,760,185
Diluted*	40,807,626	28,428,637	40,663,670	24,760,185

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Partnership units outstanding for the three months ended September 30, 2007 and 2006 were 6,095,971 and 3,724,426, respectively. Weighted average Partnership units outstanding for the nine months ended September 30, 2007 and 2006 were 5,139,657 and 3,459,590, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS]

	September 30, 2007	September 30, 2006
Operating activities:
Net Income	$12,054	5,272
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	-	(497)
Depreciation	25,722	13,798
Amortization	1,475	719
Debt extinguishment	-	1,163
Income allocated to minority interests	1,568	643
Equity in income of unconsolidated joint ventures	(2,584)	(1,432)
Distributions from unconsolidated joint ventures	2,703	1,834
Gain recognized on change in fair value of derivative instrument	(57)	(68)
Stock based compensation expense	554	198
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(7,214)	(3,560)
Escrows	490	(757)
Other assets	(1,764)	(3,235)
Due from related party	2,850	(3,968)
Increase (decrease) in:
Due to related party	(665)	2,646
Accounts payable and accrued expenses	2,590	5,263
Net cash provided by operating activities	37,722	18,019

Investing activities:
Purchase of hotel property assets	(32,659)	(225,857)
Capital expenditures	(11,874)	(8,029)
Proceeds from disposition of hotel assets held for sale	-	3,665
Cash paid for franchise fee intangible	(71)	(48)
Repayment of notes receivable	34	1,843
Investment in development loans receivable	(60,700)	(35,616)
Repayment of development loans receivable	36,000	33,550
Distributions from unconsolidated joint venture	4,686	3,227
Advances and capital contributions to unconsolidated joint ventures	(1,699)	(4,042)
Net used in investing activities	(66,283)	(231,307)

Financing activities:
Proceeds from borrowings under line of credit, net	48,100	37,768
Principal repayment of mortgages and notes payable	(19,387)	(66,701)
Proceeds from mortgages and notes payable	28,543	165,012
Settlement of interest rate derivative	-	79
Cash paid for deferred financing costs	(250)	(796)
Proceeds from issuance of common stock	-	103,357
Distributions to partners in consolidated joint ventures	(340)	(221)
Dividends paid on common shares	(22,016)	(12,350)
Dividends paid on preferred shares	(3,600)	(3,600)
Distributions paid on common partnership units	(2,525)	(1,767)
Net cash provided by financing activities	28,525	220,781

Net (decrease) increase in cash and cash equivalents	(36)	7,493
Cash and cash equivalents - beginning of year	10,316	8,780

Cash and cash equivalents - end of quarter	$10,280	$16,273

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Land	$171,500	$135,943
Buildings and Improvements	700,741	640,666
Furniture, Fixtures and Equipment	103,267	88,179
Construction in Progress	2,541	4,359
	978,049	869,147

Less Accumulated Depreciation	(83,864)	(61,363)

Total Investment in Hotel Properties	$894,185	$807,784

2007 Transactions

During the nine months ended September 30, 2007 we acquired the following wholly owned hotel properties:

2007 Acquisitions
Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
Residence Inn, Langhorne, PA	1/8/2007	$1,463	$12,125	$2,170	$50	$15,808	-
Residence Inn, Carlisle, PA	1/10/2007	1,015	7,511	1,330	89	9,945	7,000
Holiday Inn Express, Chester, NY	1/25/2007	1,500	6,701	1,031	126	9,358	6,700
Hampton Inn - Seaport, New York, NY	2/1/2007	7,816	19,056	1,729	1,036	29,637	20,202
Hotel 373 and Starbucks Lease - 5th Avenue, New York, NY	6/1/2007	14,239	16,801	3,294	11	34,345	22,000
Nevins Street, Brooklyn, NY	6/11/2007 & 7/11/2007	10,650	-	-	269	10,919	6,500
Holiday Inn, Norwich, CT	7/1/2007	1,984	12,037	2,041	67	16,129	8,162
Total 2007 Wholly Owned Acquisitions		$38,667	$74,231	$11,595	$1,648	$126,141	$70,564

In connection with the 2007 acquisitions we acquired $798 in working capital. In addition to cash and assumed debt, consideration included $2,100 in deposits made in 2006. Included in the purchase price of Residence Inn, Langhorne, PA is $226 that was reimbursed to entities that are owned in part by certain executives and affiliated trustees of the Company.

Interest rates on debt assumed in the acquisition of the Residence Inn, Carlisle, PA and the Holiday Inn Express & Suites, Chester, NY were at market rates.  We assumed $19,250 in debt with the acquisition of the Hampton Inn-Seaport, New York, NY bearing interest at a fixed rate of 6.36% which was determined to be above market rates.  We recorded a premium of $952 related to the assumption of this debt. In the acquisition of Hotel 373 – 5th Avenue, New York, NY, we assumed $22,000 in variable rate debt bearing interest at LIBOR plus 2.00% and an interest rate cap which effectively caps interest on this debt at 7.75%.  The debt matures and the interest rate cap terminates on April 9, 2009.  The interest rate cap had a fair value of $15 on the date of acquisition.  We assumed $6,500 in variable rate debt bearing interest at LIBOR plus 2.70% with the acquisition of a parcel of land on Nevins Street in Brooklyn, NY.  This parcel of land is being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Lease income on the land includes payment of debt service on the assumed debt.  We assumed $8,162 in debt with the acquisition of the Holiday Inn, Norwich, CT which was repaid on July 30, 2007.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

The Residence Inn, Carlisle, PA and the Hampton Inn-Seaport, New York, NY were acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Residence Inn, Carlisle, PA was 119,818 units in our operating partnership subsidiary valued at $11.10 per unit that were issued to sellers that are not affiliated with the Company.  Consideration paid for the Hampton Inn-Seaport, New York, NY, included 15,016 units of our operating partnership subsidiary valued at $11.20 per unit and an $8,208 note payable.  The operating partnership units were issued to certain executives and affiliated trustees of the Company and the note payable was with entities that are owned in part by certain executives and affiliated trustees of the Company.  On May 24, 2007 the note payable was fully repaid.  Interest expense of $203 was incurred on the notes payable during the nine months ended September 30, 2007, respectively.  Included in the consideration paid for the Hotel 373 – 5th Avenue, New York, NY were 1,000,000 units in our operating partnership subsidiary valued at $12.32 per unit that were issued to a seller that is not affiliated with the Company.  Consideration paid for the Holiday Inn, Norwich, CT, included 659,312 units of our operating partnership subsidiary valued at $11.83, which were issued to entities that are owned in part by certain executives and affiliated trustees of the Company.

The purchase agreement entered into for the 2006 acquisition of the Courtyard, Langhorne, PA; the Fairfield Inn, Bethlehem, PA; and the Fairfield Inn, Mt. Laurel, NJ contains certain provisions that entitled the seller to an earn-out payment of up to $2,500 based on the collective Net Operating Income thresholds of the three properties, as defined.  The earn-out period expired on September 30, 2007 and based on the operating results of these properties, no earn-out was paid by the Company to the seller.  On December 28, 2006, we closed on the acquisition of seven Summerfield Suites.  The purchase agreement for this acquisition contains certain provisions that entitle the seller to an earn-out payment of up to $6,000 based on the Net Operating Income of the properties, as defined.  The earn-out period expires on December 31, 2009.  On January 8, 2007, we closed on the acquisition of the Residence Inn, Langhorne, PA.  The purchase agreement for this acquisition contains certain provisions that entitle the seller to an earn-out payment of up to $1,000 based on the Net Operating Income of the property, as defined.  The earn-out period expires on August 31, 2008.  We are currently unable to determine whether amounts will be paid under these two earn-out provisions since significant time remains until the expiration of the earn-out periods.  Due to uncertainty of the amounts that will ultimately be paid, if any, no accrual has been recorded on the consolidated balance sheet for amounts due under these earn-out provisions.  In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

All of the newly acquired wholly owned hotels are leased to our wholly owned taxable REIT subsidiary (TRS), 44 New England Management Company and all are managed by Hersha Hospitality Management, LP (“HHMLP”).  HHMLP is owned by three of the Company’s executives, two of its affiliated trustees and other investors that are not affiliated with the Company.

The following condensed pro forma financial information is presented as if we had consummated the acquisition of the 6 properties in 2007 and the 16 properties in 2006 on January 1, 2006. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the years presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Pro Forma Total Revenues	$68,967	$55,885	$182,942	$152,259

Pro Forma Income from Continuing Operations applicable to Common Shareholders	$8,390	$5,638	$11,680	$4,650
Income from Discontinued Operations	106	240	113	864
Pro Forma Net Income	8,496	5,878	11,793	5,514
Preferred Distributions	1,200	1,200	3,600	3,600
Pro Forma Net Income (Loss) applicable to Common Shareholders	$7,296	$4,678	$8,193	$1,914

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$0.18	$0.16	$0.20	$0.08
Diluted	$0.18	$0.16	$0.20	$0.08

Weighted Average Common Shares Outstanding
Basic	40,807,626	28,413,553	40,663,670	24,760,185
Diluted	40,807,626	28,428,637	40,663,670	24,760,185

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of September 30, 2007 and December 31, 2006 our investment in unconsolidated joint ventures consists of the following:

	Percent Owned		September 30, 2007	December 31, 2006

PRA Glastonbury, LLC	48.0%	*	984	463
Inn American Hospitality at Ewing, LLC	50.0%		1,284	1,414
Hiren Boston, LLC	50.0%		5,179	4,871
SB Partners, LLC	50.0%		2,404	2,213
Mystic Partners, LLC	8.8%-66.7%		33,917	39,180
PRA Suites at Glastonbury, LLC	48.0%	*	2,810	2,093
Metro 29th Street Associates, LLC	50.0%		7,367	-
			$53,945	$50,234

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

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Balance Sheets
	September 30,	December 31,
	2007	2006
Investment in hotel properties, net	$233,384	$244,113
Other assets	32,412	24,496
Assets	$265,796	$268,609

Liabilities and Equity
Mortgages and notes payable	$221,583	$211,576
Other liabilities	13,848	11,687

Equity	30,365	45,346

Total Liabilities and Equity	$265,796	$268,609

Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Room Revenue	$27,480	$23,567	$72,770	$62,735
Other Revenue	7,359	6,873	22,586	21,478
Operating Expenses	(21,424)	(19,064)	(59,829)	(55,585)
Interest Expense	(3,977)	(4,361)	(11,607)	(11,830)
Debt Extinguishment	(2,858)	-	(2,858)	-
Lease Expense	(1,314)	(64)	(3,927)	(276)
Property Taxes and Insurance	(1,654)	(1,625)	(4,558)	(4,248)
Federal and State Income Taxes	(53)	(134)	(161)	(276)
Depreciation, Amortization, and Other	(6,004)	(7,577)	(17,731)	(18,749)

Net Loss	$(2,445)	$(2,385)	$(5,315)	$(6,751)

Equity income recognized during the three and nine months ended September 30, 2007 and 2006 for our Investments in Unconsolidated Joint Ventures are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
HT/CNL Metro Hotels, LP	$-	$168	$-	$398
PRA Glastonbury, LLC	26	(28)	87	(257)
Inn American Hospitality at Ewing, LLC	20	42	91	124
Hiren Boston, LLC	175	254	309	28
SB Partners, LLC	183	106	192	51
Mystic Partners, LLC	1,006	1,232	1,253	1,089
PRA Suites at Glastonbury, LLC	(2)	(1)	(5)	(1)
Metro 29th Street Associates, LLC	272	-	657	-

Total income from unconsolidated joint venture investments	$1,680	$1,773	$2,584	$1,432

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved mortgage lending to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10.0% to 13.5% (“Development Line Funding”). As of September 30, 2007 and December 31, 2006, we had Development Loans Receivable of $70,042 and $47,016, respectively. Interest income included in “Interest Income — Development Loans,” was $1,379 and $839 for the three months ended September 30, 2007 and 2006, respectively and $4,013 and $1,562 for the nine months ended September 30, 2007 and 2006, respectively. Accrued interest on our development loans receivable was $1,014 as of September 30, 2007 and $883 as of December 31, 2006.

As of September 30, 2007, our development loans receivable balance consisted of the following:

Hotel Property	Borrower	Principal Outstanding 9/30/2007	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$10,016	10%	September 30, 2008
Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 30, 2008
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	10%	October 9, 2008
Hilton Garden Inn - New York, NY	York Street LLC	15,000	11%	July 1, 2008
Hampton Inn - Smithfield, RI	44 Hersha Smithfield, LLC	2,000	10%	October 9, 2008
Homewood Suites - Newtown Square, PA	Reese Hotels, LLC	700	11%	June 1, 2008
Boutique Hotel - Union Square, NY	Risingsam Union Square, LLC	5,000	10%	May 31, 2008
Candlewood Suites - Windsor Locks, CT	44 Windsor Locks Hospitality, LLC	2,000	10%	August 6, 2008
Hilton Garden Inn/Homewood Suites - Brooklyn, NY	167 Johnson Street, LLC
Tranche 1		11,000	11%	September 21, 2008
Tranche 2		9,000	13.5%	September 24, 2008
Discount		(1,674
Total Hilton Garden Inn/Homewood Suites - Brooklyn, NY		18,326

Total Development Loans Receivable		$70,042

In connection with originating the $11,000 and $9,000 development loans for the Hilton Garden Inn/Homewood Suites – Brooklyn, NY, we were granted an option to acquire a 50% interest in the entity that owns the Hilton Garden Inn – Brooklyn, NY.  The option can be exercised any time during the three year period beginning on the date the property receives its certificate of occupancy or upon the borrower’s default on the development loans.  The fair value of the option was $1,688 at the time of acquisition and is recorded in other assets on our consolidated balance sheet. We recorded a discount on the development loans receivable of $1,688 which is being amortized over life of the development loan, including the two year renewal period.  Amortization of this discount is recorded as interest income from development loans on the Company’s consolidated statement of operations and was $14 for the three and nine months ended September 30, 2007.

As of December 31, 2006 our development loans receivable balance consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2006	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$9,016	10%	March 30, 2007	*
Hilton Garden Inn - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	May 31, 2007	*
Holiday Inn Express - 29th Street, NY	Brisam Management, LLC	15,000	10%	May 31, 2007	*
Boutique Hotel - Manhattan, NY	Brisam East 52, LLC	3,000	10%	December 6, 2007
Boutique Hotel - Manhattan, NY	Brisam Greenwich, LLC	10,000	10%	September 12, 2007

Total Development Loans Receivable		$47,016

*subsequent to December 31, 2006, the maturity dates of these development loans were extended.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

We acquire land and improvements and lease them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.  The land is leased under fixed lease agreements which earn rents at a minimum rental rate of 10% of our net investment in the leased property. Additional rents are paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases are recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.  Leased land and improvements are included in investment in hotel properties on our consolidated balance sheet.  As of September 30, 2007 our investment in leased land and improvements consists of the following:

	Investment In Leased Properties
Location	Land	Improvements	Other	Total Investment	Debt	Net Investment	Acquisition/ Lease Date	Lessee

440 West 41st Street, New York, NY	$10,735	$11,051	$196	$21,982	$12,100	$9,882	7/28/2006	Metro Forty First Street, LLC
39th Street and 8th Avenue, New York, NY	21,774	-	541	22,315	13,250	9,065	6/28/2006	Metro 39th Street Associates, LLC
Nevins Street, Brooklyn, NY	10,650	-	269	10,919	6,500	4,419	6/11/2007 & 7/11/2007	H Nevins Street Associates, LLC	*

Total	$43,159	$11,051	$1,006	$55,216	$31,850	$23,366

* Indicates lessee is a related party.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Deferred Transaction Costs	$528	$252
Deposits on Hotel Acquisitions	24	2,144
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	2,540	2,438
Due from Lessees	2,075	2,318
Prepaid Expenses	4,216	3,533
Interest due on Development Loans to Non-Related Parties	829	871
Deposits on Property Improvement Plans	1,536	1,405
Hotel Purchase Option	2,620	-
Other	1,650	1,636
	$17,566	$16,145

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities or acquiring interests in hotel properties are recorded in other assets prior to the closing of the respective transactions.

Deposits on Hotel Acquisitions - Refundable deposits paid in connection with the acquisition of hotels, including accrued interest receivable, are recorded in other assets. As of September 30, 2007, we had $-0- in interest bearing and non interest bearing deposits.   As of December 31, 2006, we had $2,000 in interest bearing deposits and $100 in non-interest bearing deposits related to the acquisition of hotel properties. The interest bearing deposit as of December 31, 2006 accrued interest at 10%.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable - Notes receivable as of September 30, 2007 and December 31, 2006 include notes receivable of $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  Each of these notes bear interest at 8% and have maturity dates of December 31, 2007 or January 1, 2008. Also included in notes receivable is a loan made to one of our partners in an unconsolidated joint venture in the amount of $1,000 bearing interest at 12% with a maturity date of December 27, 2007.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest due on Development Loans– Interest due on development loans represents interest income due from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.

Deposits on Property Improvement Plans– Deposits on property improvement plans consists of amounts advanced to HHMLP that is to be used to fund capital expenditures as part of our property improvement programs at certain properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balance at September 30, 2007 and December 31, 2006, was $585,415 and $504,523, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 9.0%. The maturities for the outstanding mortgages ranged from July 2008 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $8,755 and $5,131 for the three months ended September 30, 2007 and 2006, respectively and $25,151 and $14,215 for the nine  months ended September 30, 2007 and 2006, respectively. Based on our estimate of market interest rates, the fair value of the Company’s debt exceeded its carrying value by approximately $12,898 at September 30, 2007.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum. Interest expense in amount of $921 and $940 was recorded for the three months ended September 30, 2007 and 2006, respectively and $2,837 and $2,810 for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company maintained a line of credit balance of $72,100 at September 30, 2007 and $24,000 at December 31, 2006. The Company recorded interest expense of $1,125 and $861 related to the line of credit borrowings, for the three months ended September 30, 2007 and 2006, respectively and $3,121 and $1,524 for the nine months ended September 30, 2007 and 2006, respectively. The weighted average interest rate on our Line of Credit for the three months ended September 30, 2007 and 2006 was 7.43% and 7.58%, respectively and 7.48% and 7.28% for the nine months ended September 30, 2007 and 2006, respectively.

Capitalized Interest

The Company utilizes its revolving line of credit to finance on-going capital improvement projects at its properties.  Interest incurred on the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three and nine months ended September 30, 2007, we capitalized $339 of interest expense related to these projects.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of September 30, 2007, deferred costs were $8,509, net of accumulated amortization of $2,760. Deferred costs were $7,525, net of accumulated amortization of $1,543, as of December 31, 2006. Amortization of deferred costs for the three months ended September 30, 2007 and 2006 was $448 and $225 respectively and $1,204 and $607 for the nine months ended September 30, 2007 and 2006, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (the “Partnership”) , which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner in the Partnership.

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

As of September 30, 2007, HHMLP managed forty six of the properties leased to our TRS.  HHMLP also managed two consolidated joint venture hotel properties and four unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the three and nine months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, management fees incurred totaled $1,636 and $1,246, respectively, and $4,164 and $3,211 for the nine months ended September 30, 2007 and 2006, respectively and are recorded as Hotel Operating Expenses.  In addition, the Company incurred $30 related to the sale of one hotel in the second quarter of 2006.  These fees are included in discontinued operations.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended September 30, 2007 and 2006, the Company incurred accounting fees of $345 and $281, respectively, and incurred information technology fees of $71 and $64, respectively. For the nine months ended September 30, 2007 and 2006, the Company incurred accounting fees of $1,012 and $768, respectively, and incurred information technology fees of $207 and $184, respectively. Accounting and information technology fees are included in General and Administrative expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended September 30, 2007 and 2006 was $4,550 and $2,871 respectively and $11,785 and $7,210 for the nine months ended September 30, 2007 and 2006, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Acquisitions from Affiliates

We have entered into an option agreement with each of our officers and affiliated trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 78 hotels, including 23 hotels acquired from entities controlled by our officers or affiliated trustees. Of the 23 acquisitions from these entities, 20 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

Hotel Supplies

For the three months ended September 30, 2007 and 2006, we incurred expenses of $456 and $372, respectively, and for the nine months ended September 30, 2007 and 2006, we incurred expenses of $1,901 and $1,247 respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $149 and $66 is included in accounts payable at September 30, 2007 and December 31, 2006, respectively.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capitalized expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended September 30, 2007 and 2006 we incurred fees of $74 and $59, respectively and for the nine months ended September 30, 2007 and 2006 we incurred fees of $237 and $116, respectively, which were capitalized in with the cost of fixed asset additions.

Due From Related Parties

The Due from Related Party balance as of September 30, 2007 and December 31, 2006 was approximately $2,097 and $4,059 respectively. The majority of the balance as of September 30, 2007 and December 31, 2006 were receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of September 30, 2007 and December 31, 2006 was approximately $2,632 and $3,297, respectively. The balances as of September 30, 2007 and December 31, 2006 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended September 30, 2007 and 2006, we incurred $211 and $222, and for the nine months ended September 30, 2007 and 2006 we incurred $650 and $685, respectively, in hotel ground rent expense under the agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — DERIVATIVE INSTRUMENTS

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,825 as of September 30, 2007.

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

At September 30, 2007, the fair value of the interest rate swap was $33 and is included in Accounts Payable, Accrued Expenses and Other Liabilities and at December 31, 2006, the fair value of the interest rate swap was $47 and is included in Other Assets on the face of the consolidated balance sheets.   At September 30, 2007, the fair value of the interest rate cap was $5 and is included in Other Assets on the face of the consolidated balance sheets.  The change in net unrealized gains/losses was a loss of $136 and $122 for the three months ended September 30, 2007 and 2006, respectively, and a loss of $147 and loss of $87 for the nine months ended September 30, 2007 and 2006, respectively, for derivatives designated as cash flow hedges which were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $3 on cash flow hedges was recognized in interest expense for each of the three months ended September 30, 2007 and 2006 and $12 and $10 for the nine months ended September 30, 2007 and 2006, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 — SHARE-BASED PAYMENTS

The following table summarizes the stock awards issued to executives of the Company pursuant to the 2004 Equity Incentive Plan:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	Period until Full Vesting
June 1, 2005	71,000	35,500	17,750	$284	$412	1.75 years
June 1, 2006	89,500	22,375	-	561	719	2.75 years
June 1, 2007	214,582	-	-	2,423	-	3.75 years
	375,082	57,875	17,750	$3,268	$1,131

On June 1, 2007, the Compensation Committee of the Board of Trustees granted 214,582 restricted share awards to executives.  The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant.  The fair value of the restricted share awards on the grant date was $12.32 per share.  As of September 30, 2007, none of these restricted share awards was vested.

Compensation expense related to stock awards issued to executives of the Company of $260 and $95 was incurred during the three months ended September 30, 2007 and 2006, respectively, and $505 and $198 was incurred during the nine months ended September 30, 2007 and 2006, respectively, related to the restricted share awards.

On January 3, 2006, we awarded 1,000 common shares to each of our five independent trustees.  The fair value of each of the shares on the grant date was $9.12 per share. On January 2, 2007, we awarded 1,000 common shares to each of our four independent trustees. The fair value of each of the shares on the grant date was $11.44 per share. On July 2, 2007, we awarded 1,000 common shares to each of our four independent trustees.  The fair value of each of the shares on the grant date was $12.12.  Compensation expense related to stock awards issued to the Board of Trustees of $-0- and $13 was incurred during the three months ended September 30, 2007 and 2006, respectively and $49 and $38 was incurred during the nine months ended September 30, 2007 and 2006, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
BASIC
Income from Continuing Operations	$8,390	$5,540	$11,941	$4,408
Dividends paid on unvested restricted shares	(57)	(26)	(140)	(64)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(3,600)	(3,600)
Income from continuing operations applicable to common shareholders	7,133	4,314	8,201	744
Income from Discontinued Operations	106	240	113	864
Net Income applicable to common shareholders	$7,239	$4,554	$8,314	$1,608

DILUTED*
Income from Continuing Operations	$8,390	$5,540	$11,941	$4,408
Dividends paid on unvested restricted shares	(57)	(26)	(140)	(64)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(3,600)	(3,600)
Income from continuing operations applicable to common shareholders	7,133	4,314	8,201	744
Income from Discontinued Operations	106	240	113	864
Net Income applicable to common shareholders	$7,239	$4,554	$8,314	$1,608

Denominator:
Weighted average number of common shares – basic	40,807,626	28,413,553	40,663,670	24,760,185
Effect of dilutive securities:
Unvested stock awards	-	15,084	-	-

Weighted average number of common shares - diluted*	40,807,626	28,428,637	40,663,670	24,760,185

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE  (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.18	$0.15	$0.20	$0.03
Income from Discontinued Operations	$0.00	$0.01	$0.00	$0.03

Net Income applicable to common shareholders	$0.18	$0.16	$0.20	$0.06

DILUTED*
Income from continuing operations applicable to common shareholders	$0.18	$0.15	$0.20	$0.03
Income from Discontinued Operations	$0.00	$0.01	$0.00	$0.03

Net Income applicable to common shareholders	$0.18	$0.16	$0.20	$0.06

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Partnership units outstanding for the three months ended September 30, 2007 and 2006 were 6,095,971 and 3,724,426, respectively. Weighted average Partnership units outstanding for the nine months ended September 30, 2007 and 2006 were 5,139,657 and 3,459,590, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the nine months ended September 30, 2007 and 2006 totaled $31,094 and $17,378, respectively.

The following non-cash activities occurred during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Common Shares issued as part of the Dividend Reinvestment Plan	$22	$19
Issuance of Common Shares to the Board of Trustees	94	46
Issuance of Stock Awards	2,644	841
Issuance of Common LP Units for acquisitions of hotel properties	21,167	9,940
Debt assumed in acquisition of hotel properties	70,564	102,301
Issuance of Common LP Units for acquisition of unconsolidated joint venture	6,817	-
Issuance of Common LP Units for acquisition of option to acquire interest in hotel property	933	-
Conversion of Common LP Units to Common Shares	2,333	651
Reallocation to minority interest	11,180	6,578

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT.  The Company acquired the hotel in January 2004 and sold the hotel on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $61 was allocated to minority interest in HHLP.  The operating results for this hotel have been classified as discontinued operations in the statements of operations for the nine months ended September 30, 2006.

In March of 2006, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Duluth; Comfort Suites, Duluth; Hampton Inn, Newnan and the Hampton Inn, Peachtree City located in metropolitan Atlanta, Georgia.  These assets were classified as “held for sale” as of September 30, 2006. The operating results for these hotels were classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2006. These hotels were acquired by the Company in April and May 2000 and were sold during November and December 2006.  Proceeds from the sales were $18,100, and the gain on the sale was $290, of which $33 was allocated to minority interest in HHLP.   Notes receivable in the aggregate amount of $1,350 were received as part of the proceeds of the sale of the Atlanta Portfolio.  Interest payments are due quarterly with repayment of the principal due upon maturity on December 31, 2007 or January 1, 2008.

In September of 2007, our Board of Trustees authorized management of the Company to sell the Hampton Inn, Linden, NJ (Hampton Inn) and Fairfield Inn, Mt. Laurel, NJ (Fairfield Inn).  The Company acquired the Hampton Inn in October 2003 and the Fairfield Inn in January 2006.  These assets are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of September 30, 2007. The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2007 and 2006.  The Company has signed definitive agreements for the sale of the Hampton Inn and Fairfield Inn for a purchase price of $18 million and $11.5 million, respectively. The sale of these properties is expected to be completed by the end of the fourth quarter of 2007.

Assets Held for Sale consisted of the following at September 30, 2007:

September 30, 2007
Land	$2,955
Buildings and Improvements	20,698
Furniture, Fixtures and Equipment	4,073
Deferred Costs	138
Intangible Assets	107
$27,971

Less Accumulated Depreciation	(3,311)

Total Assets Held for Sale	$24,660

As of September 30, 2007, Liabilities Related to Assets Held for Sale was $17,082 and consisted of mortgages on the Hampton Inn and Fairfield Inn.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS (CONTINUED)

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Hotel Operating Revenues	$1,904	$3,250	$5,397	$10,263

Expenses:
Interest and Capital Lease Expense	263	494	811	1,499
Hotel Operating Expenses	1,140	2,028	3,199	6,439
Hotel Ground Rent	-	-	-	85
Real Estate and Personal Property Taxes and Property Insurance	171	181	466	711
Depreciation and Amortization	211	274	794	1,041
Total Expenses	1,785	2,977	5,270	9,775

Income from Discontinued Operations before Minority Interest	119	273	127	488
Allocation to Minority Interest	13	33	14	60

Income from Discontinued Operations	$106	$240	$113	$428

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 — SUBSEQUENT EVENTS

On October 1, 2007, HHLP acquired the remaining 20% of the limited partnership interests in Affordable Hospitality Associates, LP, the owner of the Hampton Inn, Philadelphia, PA for approximately $4,200.  Consideration was paid in the form of 406,877 units of limited partnership interest of HHLP at a per unit value of $10.23. The 20% interest was acquired from entities that are owned in part by certain executives and affiliated trustees of the Company.  Prior to September 30, 2007, the operating results and the financial position of the Hampton Inn, Philadelphia, PA were included in our consolidated statement of operations and our consolidated balance sheet as a consolidated joint venture with the sellers interest recorded as minority interest.

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

General

As of September 30, 2007, we owned interests in 73 hotels located primarily in the eastern United States including 19 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. The REIT qualification rules allow a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2007, we have leased all but one of our hotels to a wholly-owned TRS, a joint venture owned TRS, or a corporate entity owned by our wholly-owned TRS. The hotel not leased to a TRS entity is leased to an unrelated third party lessee. Each of these TRS entities pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including Hersha Hospitality Management, LP, or HHMLP, to operate our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings. We intend to lease all newly acquired hotels to a TRS.

Operating Results

The following table outlines operating results for the Company’s portfolio of 54 wholly owned hotels and four hotels owned through joint venture interests that are consolidated in our financial statements for the three and nine months ended September 30, 2007 and 2006.

CONSOLIDATED HOTELS:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Variance	2007	2006	% Variance

Rooms Available	576,381	383,359	50.4%	1,671,000	1,070,206	56.1%
Rooms Occupied	462,994	303,466	52.6%	1,258,096	790,016	59.2%
Occupancy	80.33%	79.16%	1.5%	75.29%	73.82%	2.0%
Average Daily Rate (ADR)	$134.91	$121.10	11.4%	$129.47	$114.26	13.3%
Revenue Per Available Room (RevPAR)	$108.37	$95.86	13.1%	$97.48	$84.35	15.6%

Room Revenues	$62,463,746	$36,748,585	70.0%	$162,885,593	$90,270,080	80.4%
Total Revenues	$65,608,796	$39,002,366	68.2%	$171,984,264	$97,692,959	76.0%
Discontinued Assets	$1,904,492	$3,250,073	-41.4%	$5,396,551	$10,262,728	-47.4%

The following table outlines operating results for the three and nine months ended September 30, 2007 and 2006 for the 15 hotels we own through unconsolidated joint venture interests. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

UNCONSOLIDATED JOINT VENTURES:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Variance	2007	2006	% Variance

Rooms Available	242,328	234,600	3.3%	712,014	657,919	8.2%
Rooms Occupied	187,533	170,955	9.7%	510,990	470,426	8.6%
Occupancy	77.39%	72.87%	6.2%	71.77%	71.50%	0.4%
Average Daily Rate (ADR)	$146.53	$137.85	6.3%	$142.41	$133.36	6.8%
Revenue Per Available Room (RevPAR)	$113.40	$100.45	12.9%	$102.20	$95.35	7.2%

Room Revenues	$27,479,930	$23,566,631	16.6%	$72,769,965	$62,735,207	16.0%
Total Revenues	$34,838,518	$30,440,272	14.4%	$95,355,765	$84,212,917	13.2%

Comparison of the three month period ended September 30, 2007 and 2006
(dollars in thousands, except per share data).

Revenues

Our total revenues for the three months ended September 30, 2007 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $26,607, or 68.2%, from $39,002 for the three months ended September 30, 2006 to $65,609 for the same period in 2007.  The increase in revenues is primarily attributable to the acquisitions consummated in 2006 and improved RevPAR at certain of our hotels. We acquired interests in the following 13 consolidated hotels since September 30, 2006:

Brand	Location	Acquisition Date	Rooms
Holiday Inn	Norwich, CT	7/1/2007	134
Independent	373 Fifth Avenue, New York, NY	6/1/2007	70
Hampton Inn	Seaport, NY	2/1/2007	65
Holiday Inn Express	Chester, NY	1/25/2007	80
Residence Inn	Carlisle, PA	1/10/2007	78
Residence Inn	Langhorne, PA	1/8/2007	100
Summerfield Suites	White Plains, NY	12/28/2006	159
Summerfield Suites	Bridgewater, NJ	12/28/2006	128
Summerfield Suites	Gaithersburg, MD	12/28/2006	140
Summerfield Suites	Pleasant Hill, CA	12/28/2006	142
Summerfield Suites	Pleasanton, CA	12/28/2006	128
Summerfield Suites	Scottsdale, AZ	12/28/2006	164
Summerfield Suites	Charlotte, NC	12/28/2006	144

			1,532

Revenues for all 13 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the three months ended September 30, 2007 included revenues for a full quarter related to the following 4 hotels that were purchased during the three months ended September 30, 2006:

Brand	Location	Acquisition Date	Rooms
Courtyard	Alexandria, VA	9/29/2006	203
Hampton Inn	Farmingville, NY	9/6/2006	161
Holiday Inn Express	Hauppauge, NY	9/1/2006	133
Residence Inn	Norwood, MA	7/27/2006	96

			593

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income is earned on our development loans at rates of 10.0% to 13.5%. Interest income from development loans receivable was $1,379 the three months ended September 30, 2007 compared to $839 for the same period in 2006. The average balance of development loans receivable outstanding during the three months ended September 30, 2006 was lower than the average balance outstanding during the same period in 2007 resulting in a $540 increase in interest income.

In June and July of 2006 we acquired two parcels of land which are being leased to hotel developers. On June 11, 2007 and July 11, 2007, we acquired two adjacent parcels of land which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the three months ended September 30, 2007, we recorded $1,324 in land lease revenue from these parcels. We incurred $741 in expense related to these land leases resulting in a contribution of $583 to our operating income during the three months ended September 30, 2007.  Land leases contributed $408 to our operating income during the three months ended September 30, 2006.

Total revenues for the three months ended September 30, 2007 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, PA which has a fixed rent over the five year term. Beginning on July 1, 2006 this hotel was leased to an unrelated party. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses.  Hotel lease revenue of $254 and $137 was recorded related to the lease of this property during the three months ended September 30, 2007 and September 30, 2006, respectively.

Other revenue consists primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 65.7% to approximately $35,794 for the three months ended September 30, 2007 from $21,598 for the three months ended September 30, 2006. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2006, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $4,983 for the three months ended September 30, 2006 to $8,905 for the three months ended September 30, 2007. Similarly, real estate and personal property tax and property insurance increased $1,302, or 83.5%, in the three months ended September 30, 2007 when compared to the same period in 2006.

General and administrative expense increased by approximately $339 from $1,350 for the nine months ended September 30, 2006 to $1,689 during the same period in 2007. The increase in general and administrative expense is due primarily to an increase in compensation costs related to increasing resources dedicated to our asset management, acquisition and finance functions.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments decreased $93 from $1,773 for the three months ended September 30, 2006 to $1,680 for the three months ended September 30, 2007.  On September 28, 2006 we acquired the remaining 66.7% interest in the joint venture that owned the Hampton Inn-Chelsea, New York, NY. Prior to acquiring the remaining interest in this hotel, we owned a 33.3% interest and income was recorded in income from investments in unconsolidated joint ventures. After this acquisition, results of operations of this hotel property were included in our consolidated hotel operating results.  Offsetting the impact of acquiring the remaining interest in the Hampton Inn Chelsea is the acquisition of an unconsolidated joint venture interest in the 228 room Holiday Inn Express – Madison Square Garden, New York, NY.  Income from unconsolidated joint venture investments during the three months ended September 30, 2007 was also favorably impacted by the continued stabilization of these properties which were newly constructed when acquired.

Net Income

Net income applicable to common shareholders for the three months ended September 30, 2007 was approximately $7,296 compared to net income applicable to common shareholders of $4,580 for the same period in 2006.

Operating income for the three months ended September 30, 2007 was $18,630 compared to operating income of $10,876 during the same period in 2006. The $7,754 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $3,984 from $6,693 for the three months ended September 30, 2006 to $10,677 for the three months ended September 30, 2007. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.

Comparison of the nine month period ended September 30, 2007 and 2006
(dollars in thousands, except per share data).

Revenues

Our total revenues for the nine months ended September 30, 2007 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $74,291, or 76.0%, from $97,693 for the nine months ended September 30, 2006 to $171,984 for the same period in 2007. The increase in revenues is primarily attributable to the acquisitions consummated in 2006 and improved RevPAR at certain of our hotels. As noted above, we acquired interests in 13 consolidated hotels since September 30, 2006.  Revenues for all 13 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the nine months ended September 30, 2007 included revenues for the full period related to the following 15 hotels that were purchased during the nine months ended September 30, 2006:

Brand	Location	Acquisition Date	Rooms
Courtyard	Alexandria, VA	9/29/2006	203
Hampton Inn	Farmingville, NY	9/6/2006	161
Holiday Inn Express	Hauppauge, NY	9/1/2006	133
Residence Inn	Norwood, MA	7/27/2006	96
Holiday Inn Express	Cambridge, MA	5/3/2006	112
Residence Inn	North Dartmouth, MA	5/1/2006	96
Comfort Inn	North Dartmouth, MA	5/1/2006	84
Hawthorne Suites	Franklin, MA	4/25/2006	100
Hilton Garden Inn	JFK Airport, NY	2/16/2006	188
Hampton Inn	Philadelphia, PA	2/15/2006	250
Residence Inn	Tysons Corner, VA	2/2/2006	96
Courtyard	Scranton, PA	2/1/2006	120
Courtyard	Langhorne, PA	1/3/2006	118
Fairfield Inn	Mt. Laurel, NJ	1/3/2006	118
Fairfield Inn	Bethlehem, PA	1/3/2006	103

			1,978

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income is earned on our development loans at rates of 10.0% to 13.5%. Interest income from development loans receivable was $4,013 for the nine months ended September 30, 2007 compared to $1,562 for the same period in 2006. The average balance of development loans receivable outstanding during the nine months ended September 30, 2006 was lower then the average balance outstanding during the same period in 2007 resulting in a $2,451 increase in interest income.

In June and July of 2006 we acquired two parcels of land which are being leased to hotel developers. On June 11, 2007 and July 11, 2007, we acquired two adjacent parcels of land which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the nine months ended September 30, 2007, we recorded $3,529 in land lease revenue from these parcels. We incurred $1,974 in expense related to these land leases resulting in a contribution of $1,555 to our operating income during the nine months ended September 30, 2007.  Land leases contributed $408 to our operating income during the nine months ended September 30, 2006.

Total revenues for the nine months ended September 30, 2007 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, PA which has a fixed rent over the five year term. Beginning on July 1, 2006 this hotel was leased to an unrelated party. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses.  Hotel lease revenue of $586 and $137 was recorded related to the lease of this property during the nine months ended September 30, 2007 and September 30, 2006, respectively.

Other revenue consists primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 70.9% to approximately $97,348 for the nine months ended September 30, 2007 from $56,964 for the nine months ended September 30, 2006. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2006, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $12,879 for the nine months ended September 30, 2006 to $25,123 for the nine months ended September 30, 2007. Similarly, real estate and personal property tax and property insurance increased $4,202, or 101.2%, in the nine months ended September 30, 2007 when compared to the same period in 2006.

General and administrative expense increased by approximately $1,195 from $4,326 for the nine months ended September 30, 2006 to $5,521 during the same period in 2007. General and administrative expenses increased primarily due to higher compensation expense related to increasing resources dedicated to our asset management, acquisition and finance functions.  This increase in cost has been partially offset by the reduction in costs related to enhancing our process to evaluate internal controls that were incurred during the nine months ended September 30, 2006.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments increased $1,152 from $1,432 for the nine months ended September 30, 2006 to $2,584 for the nine months ended September 30, 2007. Income from unconsolidated joint venture investments during the nine months ended September 30, 2007 was favorably impacted by the continued stabilization of these properties which were newly constructed when acquired.  We have acquired interests in one unconsolidated joint venture since September 30, 2006 and we acquired joint venture interests in two properties during the nine months ended September 30, 2006.  Partially, offsetting the increase in income from unconsolidated joint ventures caused by acquisition of joint venture interests, was the impact of the acquisition of the remaining interest in Hampton Inn-Chelsea, New York, NY.  On September 28, 2006 we acquired the remaining 66.7% interest in the joint venture that owned the Hampton Inn-Chelsea, New York, NY. Prior to acquiring the remaining interest in this hotel, we owned a 33.3% interest and income was recorded in income from investments in unconsolidated joint ventures. After this acquisition, results of operations of this hotel property were included in our consolidated hotel operating results.

Net Income

Net income applicable to common shareholders for the nine months ended September 30, 2007 was approximately $8,454 compared to $1,672 for the same period in 2006.

Operating income for the nine months ended September 30, 2007 was $41,735 compared to operating income of $21,435 during the same period in 2006. The $20,300 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $13,720 from $17,694 for the nine months ended September 30, 2006 to $31,414 for the nine months ended September 30, 2007. As noted above, the increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit. Also in the nine months ended September 30, 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 of fixed rate debt, and replaced our line of credit with a more flexible and expanded credit facility. As a result of terminating the variable rate debt and line of credit, we incurred $1,163 in debt extinguishment expense due to early termination fees and to write-off deferred loan costs associated with the retired debt and credit facility.

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

We maintain a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $100,000 and interest rate terms, at our discretion, of either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on certain hotel properties and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of September 30, 2007.

We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. Our bylaws require the approval by a majority of our Board of Trustees, including a majority of the independent trustees, to acquire any additional hotel in which one of our affiliated trustees or officers, or any of their affiliates, has an interest (other than solely as a result of his status as our trustee, officer or shareholder). We expect that future investments in hotels will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common shares, issuances of operating partnership units or other securities or borrowings. We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was $37,722 and $18,019, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in income before depreciation and amortization, a decrease in due from related parties and an increase in accounts payable and accrued expenses. The increase in net cash provided by income before depreciation and amortization was partially offset by an increase in hotel accounts receivable and other assets.

Net cash used in investing activities for the nine months ended September 30, 2007 decreased $165,024 from $231,307 in the nine months ended September 30, 2006 compared to $66,283 for the nine months ended September 30, 2007. Net cash used for the purchase of hotel properties decreased $193,198 in 2007 over 2006. Offsetting this decrease in cash used to invest in hotel properties is an increase in net cash used to invest in development loans receivables in 2007, which increased by $22,634 over the same period in 2006.  We also increased our capital expenditures from $8,029 in 2006 to $11,874 in 2007 as a result of continuing property improvement plans at certain properties in 2007 that began in the second half of 2006 in addition to capital expenditures in the ordinary course of business.  Cash provided by the repayment of notes receivable decreased $1,809 from $1,843 during the nine months ended September 30, 2006 to $34 for the nine months ended September 30, 2007. The sale of a hotel asset held for sale during the nine months ended September 30, 2006 provided $3,665 in proceeds.  No hotel assets were sold during the same period in 2007.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $28,525 compared to cash provided by financing activities of $220,781 for the nine months ended September 30, 2006. This decrease was, in part, the result of proceeds from mortgages and notes payable, net of repayments, of $9,156 in 2007 compared to net proceeds of $98,311 in 2006.  Net cash provided by borrowing under our line of credit facility was $37,768 in 2006 compared to $48,100 in 2007. Net borrowings under the line of credit were used in 2007 and 2006 to fund the acquisition of hotel properties. Also, proceeds from common stock issuances during the nine months ended September 30, 2006 were $103,357. As a result of this issuance and other issuance during the year ended December 31, 2006, our cash used to pay dividends to common shareholders increased $10,424 during the nine months ended September 30, 2007.  We did not have a common stock issuance during the first nine months of 2007.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net income applicable to common shares	$7,296	$4,580	$8,454	$1,672
Income allocated to minority interest	1,379	859	1,554	525
Income from discontinued operations allocated to minority interest	13	33	14	60
Income from unconsolidated joint ventures	(1,680)	(1,773)	(2,584)	(1,432)
Gain on sale of assets	-	-	-	(436)
Depreciation and amortization	8,905	4,983	25,123	12,879
Depreciation and amortization from discontinued operations	211	274	794	1,041
FFO related to the minority interests in consolidated joint ventures (1)	(450)	(121)	(562)	(292)
Funds from consolidated hotel operations applicable to common shares and Partnership units	15,674	8,835	32,793	14,017

Income from Unconsolidated Joint Ventures	1,680	1,773	2,584	1,432
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	588	447	1,532	1,368
Interest in depreciation and amortization of unconsolidated joint venture (3)	(1,245)	869	1,757	3,270
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	1,023	3,089	5,873	6,070

Funds from Operations applicable to common shares and Partnership units	$16,697	$11,924	$38,666	$20,087

Weighted Average Common Shares and Units Outstanding
Basic	46,903,597	32,137,978	45,803,327	28,219,775
Diluted	47,220,803	32,280,729	46,024,039	28,322,839

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $16,697 the three month period ended September 30, 2007, which was an increase of $ 4,773 over FFO in the comparable period in 2006. FFO was $38,666 for the nine month period ended September 30, 2007, which was an increase of $18,579 over FFO in the comparable period in 2006. The increase in FFO was primarily a result of a strengthened economy; the benefits of acquiring assets and interests in joint ventures; continued stabilization and maturation of the existing portfolio; and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense during the three and nine months ended September 30, 2007.

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

Subsequent Events

On October 1, 2007, HHLP acquired the remaining 20% of the limited partnership interests in Affordable Hospitality Associates, LP, the owner of the Hampton Inn, Philadelphia, PA for approximately $4,200.  Consideration was paid in the form of 406,877 units of limited partnership interest of HHLP at a per unit value of $10.23. The 20% interest was acquired from entities that are owned in part by certain executives and affiliated trustees of the Company.  Prior to September 30, 2007, the operating results and the financial position of the Hampton Inn, Philadelphia, PA was included in our consolidated statement of operations and our consolidated balance sheet as a consolidated joint venture with the sellers interest record as minority interest.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At September 30, 2007, we maintained a balance of $72,100 under our Line of Credit. The total floating rate mortgages payable of $60,397 had a current weighted average interest rate of 7.87% as of September 30, 2007. The total fixed rate mortgages and notes payable of $576,890 had a current weighted average interest rate of 6.20%.

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

Approximately 90.5% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 9.5% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of September 30, 2007 was approximately 6.47%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended September 30, 2007, our interest expense for the three and nine month period ended September 30, 2007 would have been increased or decreased by approximately $294 and $910, respectively.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates raise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt approximating $513,500, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt approximating $622,006.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at September 30, 2007, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Mortgages & Notes Payable
Fixed Rate Debt	$805	$21,609	$29,900	$24,488	$6,765	$493,323	$576,890
Average Interest Rate	6.20%	6.20%	6.18%	6.07%	6.07%	6.07%	6.13%

Floating Rate Debt	107	489	50,157	7,031	182	2,431	60,397
Average Interest Rate	7.55%	7.56%	7.23%	7.79%	7.79%	7.79%	7.62%
	912	22,098	80,057	31,519	6,947	495,754	637,287

Credit Facility (1)	-	72,100	-	-	-	-	72,100
Average Interest Rate		7.00%
Total	$912	$94,198	$80,057	$31,519	$6,947	$495,754	$709,387

(1)  Our Credit Facility has a term that expires in December 2008.

The table incorporates only those exposures that existed as of September 30, 2007 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007. There were no changes to the Company’s internal controls over financial reporting during the three and nine months ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits Required by Item 601 of Regulation S-K.

10.1
Contribution Agreement, dated as of July 1, 2007, by and among Hersha Norwich Associates, LLC; Kirit Patel; Ashwin Shah; K&D Investment Associates, LLC and Hersha Hospitality Limited Partnership and 44 Norwich Manager, LLC. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

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

HERSHA HOSPITALITY TRUST
(Registrant)

November 9, 2007	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer