Form 10-K
period 2007-12-31
HERSHA HOSPITALITY TRUST
filed 2008-03-13
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, as of June 30, 2007, was approximately $484.5 million.

As of March 12, 2008, the number of Class A common shares of beneficial interest outstanding was 41,208,543.

Documents Incorporated By Reference: Portions of the proxy statement for the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust, REIT, that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the American Stock Exchange under the symbol “HT”. We invest primarily in institutional grade hotels in central business districts, primary suburban office markets and stable destination and secondary markets in the Northeastern United States and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States and other markets with similar characteristics.

As of December 31, 2007, our portfolio consisted of 53 wholly owned limited and full service properties and 18 limited and full service properties owned through joint venture investments.  Of the 18 limited and full service properties owned through our investment in joint ventures investments, three are consolidated. These 71 properties, with a total of 9,129 rooms, are located in Arizona, California, Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island and Virginia and operate under leading brands, such as Marriott ®, Courtyard by Marriott ® , Residence Inn ®, Fairfield Inn ®, Hilton ®, Hilton Garden Inn ®, Springhill Suites ®, Hampton Inn ® , Holiday Inn ® , Holiday Inn Express ® , Comfort Inn ® ,  Mainstay Suites ® , Sleep Inn ®, Hawthorne Suites ®, Homewood Suites ®, Four Points by Sheraton ® and Hyatt Summerfield Suites®.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, or HHLP, for which we serve as general partner. Our hotels are managed by qualified independent management companies, including Hersha Hospitality Management, L.P., or HHMLP.  HHMLP is a private management company owned by certain of our trustees, officers and other third party investors. We have leased all but one of our wholly owned hotels to 44 New England Management Company, or 44 New England, our wholly-owned taxable REIT subsidiary, or TRS. The hotel not leased to 44 New England is leased to an unrelated third party lessee. In addition, all of the hotels we own through investments in joint ventures are leased to TRSs owned by the respective venture or to corporations owned in part by our wholly owned TRS.

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

As of December 31, 2007, we owned interests in the following 71 hotels:

Name	Rooms	Ownership %	Consolidated/ Unconsolidated
Marriott
Mystic, CT	285	66.7%	Unconsolidated JV
Hartford, CT	409	15.0%	Unconsolidated JV
Hilton
Hartford, CT	393	8.8%	Unconsolidated JV
Courtyard
Alexandria, VA	203	100.0%	Consolidated
Scranton, PA	120	100.0%	Consolidated
Langhorne, PA	118	100.0%	Consolidated
Brookline/Boston, MA	188	100.0%	Consolidated
Norwich, CT	144	66.7%	Unconsolidated JV
South Boston, MA	164	50.0%	Unconsolidated JV
Wilmington, DE	78	100.0%	Consolidated
Warwick, RI	92	66.7%	Unconsolidated JV
Ewing/Princeton, NJ	130	50.0%	Unconsolidated JV
Hampton Inn
Brookhaven, NY	161	100.0%	Consolidated
Philadelphia, PA	250	100.0%	Consolidated
Chelsea/Manhattan, NY	144	100.0%	Consolidated
Hershey, PA	110	100.0%	Consolidated
Carlisle,PA	95	100.0%	Consolidated
Danville, PA	72	100.0%	Consolidated
Selinsgrove, PA	75	100.0%	Consolidated
Herald Square, Manhattan, NY	136	100.0%	Consolidated
Seaport, NY	65	100.0%	Consolidated
Residence Inn
North Dartmouth, MA	96	100.0%	Consolidated
Tysons Corner, VA	96	100.0%	Consolidated
Danbury, CT	78	66.7%	Unconsolidated JV
Framingham, MA	125	100.0%	Consolidated
Greenbelt, MD	120	100.0%	Consolidated
Mystic, CT	133	66.7%	Unconsolidated JV
Southington, CT	94	44.7%	Unconsolidated JV
Williamsburg, VA	108	75.0%	Consolidated JV
Norwood, MA	96	100.0%	Consolidated
Langhorne, PA	100	100.0%	Consolidated
Carlisle,PA	78	100.0%	Consolidated

Index

Name	Rooms	Ownership %	Consolidated/ Unconsolidated
Summerfield Suites
White Plains, NY	159	100.0%	Consolidated
Bridgewater, NJ	128	100.0%	Consolidated
Gaithersburg, MD	140	100.0%	Consolidated
Pleasant Hill, CA	142	100.0%	Consolidated
Pleasanton, CA	128	100.0%	Consolidated
Scottsdale, AZ	164	100.0%	Consolidated
Charlotte, NC	144	100.0%	Consolidated
Homewood Suites
Glastonbury, CT	136	48.0%	Unconsolidated JV
Holiday Inn Express
Hauppauge, NY	133	100.0%	Consolidated
Cambridge, MA	112	100.0%	Consolidated
Hershey, PA	85	100.0%	Consolidated
New Columbia, PA	81	100.0%	Consolidated
Malvern, PA	88	100.0%	Consolidated
Oxford Valley, PA	88	100.0%	Consolidated
South Boston, MA	118	50.0%	Unconsolidated JV
Chester, PA	80	100.0%	Consolidated
Manhattan, NY	228	50.0%	Unconsolidated JV
Hilton Garden Inn
JFK Airport, NY	188	100.0%	Consolidated
Edison, NJ	132	100.0%	Consolidated
Glastonbury, CT	150	48.0%	Unconsolidated JV
Gettysburg, PA	88	100.0%	Consolidated
Springhill Suites
Waterford, CT	80	66.7%	Unconsolidated JV
Williamsburg, VA	120	75.0%	Consolidated JV
Holiday Inn Express & Suites
Harrisburg, PA	77	100.0%	Consolidated
King of Prussia, PA	155	100.0%	Consolidated
Four Points - Sheraton
Revere/Boston, MA	180	55.0%	Consolidated JV
Mainstay
Valley Forge, PA	69	100.0%	Consolidated
Frederick, MD	72	100.0%	Consolidated
Holiday Inn
Harrisburg, PA	196	100.0%	Leased(1)
Norwich, CT	134	100.0%	Consolidated
Comfort Inn
North Dartmouth, MA	84	100.0%	Consolidated
Harrisburg, PA	81	100.0%	Consolidated
Frederick, MD	73	100.0%	Consolidated
Fairfield Inn
Bethlehem, PA	103	100.0%	Consolidated
Laurel, MD	109	100.0%	Consolidated
Hawthorne Suites
Franklin, MA	100	100.0%	Consolidated
Independent
Wilmington, DE	71	100.0%	Consolidated
Fifth Avenue, NY	70	100.0%	Consolidated
Sleep Inn
Valley Forge, PA	87	100.0%	Consolidated
TOTAL	9,129

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

As of December 31, 2007, we maintain ownership interest in the following 18 hotels through joint ventures with third parties:

Joint Venture	Assets Owned by Joint Venture	HHLP Ownership in Asset	HHLP Preferred Return		Consolidated/ Unconsolidated
Mystic Partners, LLC	Hartford Marriott Downtown, Hartford, CT	15.0%	8.5%		Unconsolidated
	Mystic Marriott Hotel & Spa, Mystic, CT	66.7%	8.5%		Unconsolidated
	Danbury Residence Inn, Danbury, CT	66.7%	8.5%		Unconsolidated
	Southington Residence Inn, Southington, CT	44.7%	8.5%		Unconsolidated
	Norwich Courtyard by Marriott and Rosemont Suites, Norwich, CT	66.7%	8.5%		Unconsolidated
	Warwick Courtyard by Marriott, Warwick, RI	66.7%	8.5%		Unconsolidated
	Waterford SpringHill Suites, Waterford, CT	66.7%	8.5%		Unconsolidated
	Residence Inn by Marriott Hotel and Whitehall Mansion, Stonington, CT	66.7%	8.5%		Unconsolidated
	Hilton Hartford - Downtown, Hartford, CT	8.8%	8.5%		Unconsolidated
HT/PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0%		Unconsolidated
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0%		Unconsolidated
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	10.0	% (1)	Unconsolidated
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	10.0	% (1)	Unconsolidated
Inn America Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0%		Unconsolidated
Metro 29th Street Associates, LLC	Holiday Inn Express, Manhattan, NY	50.0%	N/A		Unconsolidated
Logan Hospitality Associates, LLC	Four Points by Sheraton, Revere, MA	55.0%	12.0%		Consolidated
LTD Associates One, LLC	SpringHill Suites, Williamsburg, VA	75.0%	12.0	% (2)	Consolidated
LTD Associates Two, LLC	Residence Inn, Williamsburg, VA	75.0%	12.0%		Consolidated

(1)
Preferred return accrued for first two years of the venture and results thereafter are shared pro rata.  Preferred return period ended on June 30, 2007 for Hiren Boston, LLC and September 30, 2007 for SB Partners, LLC.

(2)
Beginning on December 1, 2007 and continuing thereafter, the preferred return is 12%. From December 1, 2006 through November 30, 2007 the preferred return was 10.0% and prior to December 1, 2006 the preferred return was 8.0%.

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

ACQUISITIONS

Our primary growth strategy is to selectively acquire high quality, upper- upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry. We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

•
nationally-franchised hotels operating under popular brands, such as Marriott Hotels & Resorts, Hilton Hotels, Courtyard by Marriott, Residence Inn by Marriott, Spring Hill Suites by Marriott, Hilton Garden Inn, Homewood Suites by Hilton, Hampton Inn, Sheraton Hotels & Resorts, DoubleTree, Embassy Suites, Hyatt Summerfield Suites and Holiday Inn Express;

Index

•	hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes; and

•	hotels in our target markets where we can realize operating efficiencies and economies of scale.

In the ordinary course of our business, we are actively considering hotel acquisition opportunities. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 78 hotels, including 23 hotels acquired from entities controlled by our officers or trustees. Of the 23 acquisitions from these entities, 20 were newly-constructed or newly-renovated by these entities prior to our acquisition. Subsequent to December, 31, 2007, we have acquired interests in the following hotels:

Brand	Location	Ownership Interest	Acquisition Date	Purchase Price
Duane Street Hotel	New York, NY	100%	1/4/2007	$24,750
Nu Hotel	New York, NY	100%	1/14/2008	$17,240

DISPOSITIONS

We will evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction, development loans or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales. Since our initial public offering in 1999, we have sold a total of 17 hotels.

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

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio. Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2007:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels (1)	Rooms	Hotels	Rooms	Hotels	Rooms
HHMLP	44	4,683	7	1,052	51	5,735
Waterford Hotel Group	-	-	9	1,708	9	1,708
LodgeWorks	7	1,005	-	-	7	1,005
Jiten Management	-	-	2	282	2	282
Marriott	1	203	-	-	1	203

Total	52	5,891	18	3,042	70	8,933

(1) As of July 1, 2006, the Holiday Inn, Harrisburg, PA was leased to an unrelated party under a fixed lease agreement and is not operated by our TRS. Prior to July 1, 2006, the Holiday Inn, Harrisburg, PA was leased to our TRS and managed by HHMLP.

Each management agreement provides for a set term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, all managers, including HHMLP, must qualify as an “eligible independent contractor” during the term of the management agreements.

Index

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

CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT

We have established capital reserves for our hotels to maintain the hotels in a condition that complies with their respective franchise licenses among other requirements. In addition, we may upgrade the hotels in order to capitalize on opportunities to increase revenue, and, as deemed necessary by our management, to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements. All items that are deemed to be repairs and maintenance costs are expensed and recorded in Hotel Operating Expenses.

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

DISTRIBUTIONS

We have made thirty six consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders.

Quarter to which Distribution Relates	Class A Common and Limited Partnership Unit Per Share Distribution Amount	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount	Record Date	Payment Date
2007
First Quarter	$0.18	3/30/2007	4/17/2007	$0.50	4/1/2007	4/16/2007
Second Quarter	$0.18	6/29/2007	7/17/2007	$0.50	7/1/2007	7/16/2007
Third Quarter	$0.18	9/28/2007	10/16/2007	$0.50	10/1/2007	10/15/2007
Fourth Quarter	$0.18	1/5/2008	1/16/2008	$0.50	1/1/2008	1/15/2008

2006
First Quarter	$0.18	03/31/2006	04/21/2006	$0.50	04/01/2006	04/17/2006
Second Quarter	$0.18	06/30/2006	07/17/2006	$0.50	07/01/2006	07/17/2006
Third Quarter	$0.18	09/29/2006	10/17/2006	$0.50	10/01/2006	10/16/2006
Fourth Quarter	$0.18	12/29/2006	1/16/2007	$0.50	01/01/2007	1/16/2007

Our Board of Trustees will determine the amount of our future distributions and its decision will depend on a number of factors, including the amount of funds from operations, our partnership’s financial condition, debt service requirements, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees deem relevant. Our ability to make distributions will depend on the profitability and cash flow available from our hotels. There can be no assurance we will continue to pay distributions at the rates above or any other rate.

Index

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

EMPLOYEES

As of December 31, 2007, we had 20 employees who were principally engaged in managing the affairs of the company unrelated to property management. Our relations with our employees are satisfactory.

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

Franchisor	Franchise
Marriott International	Marriott, Residence Inn, Springhill Suites, Courtyard by Marriott, Fairfield Inn
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn, Homewood Suites
Intercontinental Hotel Group	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites
Global Hyatt Corporation	Hyatt Summerfield Suites, Hawthorn Suites
Starwood Hotels	Four Points by Sheraton
Choice Hotels International	Comfort Inn, Comfort Suites, Sleep Inn, Mainstay Suites

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

TAX STATUS

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ended December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on the portion of our income that is distributed to shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to Federal income and excise taxes on our undistributed income.

Index

We may own up to 100% of one or more taxable REIT subsidiaries (“TRS”). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to us, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 20% of the value of our assets may consist of securities of one or more TRS. In addition, no more than 25% of our revenue for any year, excluding all TRS revenues, but including any dividends received from TRSs, may consist of dividends from one or more TRSs.

A TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager who satisfies the following requirements:

1.             such manager is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS;

2.             such manager does not own, directly or indirectly, more than 35% of our shares;

3.             no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of our shares; and

4.             we do not directly or indirectly derive any income from such manager.

The deductibility of interest paid or accrued by a TRS to us is limited to assure that the TRS is subject to an appropriate level of corporate taxation. A 100% excise tax is imposed on transactions between a TRS and us or our tenants that are not on an arm’s-length basis.

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

Our hotels are subject to varying degrees of risk generally incident to the ownership of hotels. The underlying value of our hotels, our income and ability to make distributions to our shareholders are dependent upon the operation of the hotels in a manner sufficient to maintain or increase revenues in excess of operating expenses. Hotel revenues may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of terrorism, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, adverse changes in zoning laws, and other factors that are beyond our control. In particular, general and local economic conditions may be adversely affected by the previous terrorist incidents in New York and Washington, D.C. Our management is unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide, on the U.S. economy, on us or our hotels or on the market price of our common shares.

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

Index

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

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2007, we had long-term debt, excluding capital leases, outstanding of $619.3 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels. Our strategy is to maintain target debt levels of approximately 60% of the total purchase price of our hotels both on an individual and aggregate basis, and our Board of Trustees’ policy is to limit indebtedness to no more than 67% of the fair market value of the hotels in which we have invested. However, our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

If we cannot access the capital markets, we may not be able to grow the Company at our historical growth rates.

We may not be able to access the capital markets to obtain capital to fund future acquisitions and investments. The market for real estate related debt and equity capital could endure a prolonged period of volatility which may limit our ability to access new capital for acquisitions, investments and joint ventures. If we lack the capital to make future acquisitions or investments, we may not be able to continue to grow at historical rates.

We face high levels of competition for the acquisition of hotel properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

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

Index

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels.  Instead, we must engage an independent management company to operate our hotels.  As of December 31, 2007, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules.  The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions.  Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of our company.  Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests.

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

Most of our hotels are located in the Eastern United States. Thirty-two of our wholly owned hotels and twelve of our joint venture hotels are located in the states of Pennsylvania, New Jersey, New York and Connecticut. As a result, regional or localized adverse events or conditions, such as an economic recession around these hotels, could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

Index

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

As of December 31, 2007, our portfolio consisted of 53 wholly-owned limited and full service properties and joint venture investments in 18 hotels with a total of 9,129 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make expected distributions to our shareholders.

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

We may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt and also to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or could adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.
•	The duration of the hedge may not match the duration of the related liability.
•	The party at risk in the hedging transaction may default on its obligation to pay.
•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.
•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.

RISKS RELATING TO CONFLICTS OF INTEREST

Due to conflicts of interest, many of our existing agreements may not have been negotiated on an arm’s-length basis and may not be in our best interest.

Some of our officers and trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement between the operating partnership and some of the trustees and officers and our property management agreements with HHMLP may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders.

Conflicts of interest with other entities may result in decisions that do not reflect our best interests.

The following officers and trustees own collectively approximately 70% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah, David L. Desfor and Kiran P. Patel.  Conflicts of interest may arise in respect to the ongoing acquisition, disposition and operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP.  Consequently, the interests of shareholders may not be fully represented in all decisions made or actions taken by our officers and trustees.

Index

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

Agreements to provide financing of hotel development projects owned by some of our trustees and officers may not have been negotiated on an arm’s-length basis and may not be in our best interest.

Some of our officers and trustees have ownership interests in projects to develop hotel properties with which we have entered into agreements to provide financing. Consequently, the terms of our agreements with those entities, including interest rates and other key terms, may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders.

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

Under our operating partnership’s amended and restated partnership agreement, the holders of at least two-thirds of the interests in the partnership must approve a sale of all or substantially all of the assets of the partnership or a merger or consolidation of the partnership. Some of our officers and trustees will own an approximately 6.8% interest in the operating partnership on a fully-diluted basis. Their large ownership percentage may make it less likely that a merger or sale of our company that would be in the best interests of our shareholders will be approved.

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

Index

Holders of our outstanding Series A preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2007, 2,400,000 shares of our Series A preferred shares were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $60.0 million, and annual dividends on our outstanding preferred shares are approximately $4.8 million. Holders of our Series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our Series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our Series A preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of each taxable year. To preserve our REIT qualification, our Declaration of Trust generally prohibits direct or indirect ownership of more than 9.9% of (i) the number of outstanding common shares of any class or series of common shares or (ii) the number of outstanding preferred shares of any class or series of preferred shares. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests.

The Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.

Our Board of Trustees is divided into two classes. The terms of the first and second classes expire in 2008 and 2009, respectively. Trustees of each class are elected for two-year terms upon the expiration of their current terms and each year one class of trustees will be elected by the shareholders. The staggered terms of trustees may delay, deter or prevent a tender offer, a change in control of us or other transaction, even though such a transaction might be in the best interest of the shareholders.

Index

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

Index

The taxation of corporate dividends may adversely affect the value of our common shares.

Legislation enacted in 2003 and 2006, among other things, generally reduced to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation through 2010. This reduced tax rate, however, does not apply to dividends paid by a REIT to domestic noncorporate taxpayers, except for certain limited amounts. Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this legislation could cause domestic noncorporate investors to view the shares of regular C corporations as more attractive relative to the shares of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations are generally taxed at a lower rate while dividends from REITs are generally taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the shares of REITs in general or on our shares in particular, either in terms of price or relative to other investments.

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

Item 1B.    Unresolved Staff Comments

None.

Index

Item 2.               Properties

The following table sets forth certain information with respect to the hotels we wholly owned as of December 31, 2007.

	Twelve Months Ended December 31, 2007
Name	Year Opened	Number of Rooms	Room Revenue	Other Revenue (1)	Occupancy	Average Daily Rate	RevPAR (2)
Comfort Inn
North Dartmouth, MA	1986	84	$1,391,704	$10,960	53.96%	$84.13	$45.39
Harrisburg, PA	1998	81	$1,753,576	$48,685	66.38%	$90.47	$60.05
Frederick, MD	2004	73	$1,347,638	$19,673	62.31%	$81.17	$50.58
Courtyard
Alexandria, VA	2006	203	$6,130,351	$884,115	66.79%	$123.87	$82.74
Scranton, PA	1996	120	$2,980,369	$248,268	70.58%	$96.41	$68.04
Langhorne, PA	2002	118	$3,695,323	$392,934	69.84%	$122.84	$85.80
Brookline/Boston, MA	2003	188	$9,855,988	$811,959	82.22%	$174.69	$143.63
Wilmington, DE	1999	78	$2,749,980	$137,876	73.21%	$131.94	$96.59
Fairfield Inn
Bethlehem, PA	1997	103	$2,391,133	$35,875	63.69%	$99.86	$63.60
Laurel, MD	1999	109	$2,954,035	$37,839	69.51%	$106.82	$74.25
Hampton Inn
Brookhaven, NY	2002	161	$5,239,471	$296,111	72.48%	$123.02	$89.16
Chelsea/Manhattan, NY	2003	144	$10,893,829	$31,059	88.68%	$235.66	$208.98
Hershey, PA	1999	110	$3,901,574	$100,257	68.37%	$142.13	$97.17
Carlisle,PA	1997	95	$2,626,935	$15,222	72.46%	$102.40	$74.20
Danville, PA	1998	72	$2,003,670	$13,628	75.59%	$102.29	$77.32
Selinsgrove, PA (3)	1996	75	$2,003,942	$23,453	64.84%	$112.89	$73.20
Herald Square, Manhattan, NY	2005	136	$10,512,543	$21,857	88.66%	$239.51	$212.36
Philadelphia, PA (4)	2001	250	$9,349,384	$747,064	78.35%	$130.78	$102.46
Seaport, NY (5)	2006	65	$5,175,599	$24,691	85.92%	$277.47	$238.40
Hawthorne Suites
Franklin, MA	1999	100	$2,486,733	$155,692	72.35%	$94.16	$68.13
Hilton Garden Inn
JFK Airport, NY	2005	188	$8,738,877	$1,006,210	90.70%	$140.41	$127.35
Edison, NJ	2003	132	$3,751,718	$939,242	73.64%	$106.33	$78.30
Gettysburg, PA	2004	88	$2,017,153	$268,526	65.33%	$96.13	$62.80
Holiday Inn
Norwich, CT (6)	2006	134	$1,618,128	$70,651	56.89%	$115.36	$65.63
Holiday Inn Express
Hauppauge, NY	2001	133	$4,701,844	$336,362	73.10%	$132.50	$96.86
Cambridge, MA	1997	112	$4,290,745	$79,053	73.31%	$143.18	$104.96
Hershey, PA	1997	85	$2,156,255	$22,082	65.59%	$115.47	$75.74
New Columbia, PA	1997	81	$1,343,821	$12,273	49.21%	$93.52	$46.02
Malvern, PA	2004	88	$2,054,481	$10,540	65.03%	$98.35	$63.96
Oxford Valley, PA	2004	88	$2,122,654	$65,254	62.83%	$105.18	$66.09
Chester, NY (7)	2006	80	$2,299,968	$66,948	70.58%	$119.45	$84.31
Holiday Inn Express & Suites
Harrisburg, PA	1997	77	$2,216,076	$24,965	79.20%	$100.86	$79.89
King of Prussia, PA	2004	155	$4,728,516	$105,758	75.35%	$110.93	$83.58
Independent
Wilmington, DE	1999	71	$1,641,999	$16,203	64.96%	$97.53	$63.36
Fifth Ave, NY (8)	2007	70	$3,037,532	$13,184	80.36%	$250.00	$200.89
Mainstay
Valley Forge, PA	2000	69	$1,846,037	$105,498	78.21%	$93.72	$73.30
Frederick, MD	2001	72	$1,374,961	$12,686	66.66%	$77.53	$51.68
Residence Inn
North Dartmouth, MA	2002	96	$2,932,018	$82,860	70.60%	$118.52	$83.68
Tysons Corner, VA	1984	96	$4,509,861	$44,107	76.17%	$168.97	$128.71
Framingham, MA	2000	125	$4,481,539	$152,841	76.95%	$127.65	$98.23
Greenbelt, MD	2002	120	$5,231,853	$96,784	74.81%	$159.67	$119.45
Norwood, MA	2006	96	$3,029,251	$66,509	70.51%	$122.62	$86.45
Langhorne, PA (7)	2007	100	$3,246,331	$105,688	76.03%	$119.60	$90.93
Carlisle,PA (7)	2007	78	$2,036,985	$53,744	70.04%	$104.74	$73.36
Sleep Inn
Valley Forge, PA	2000	87	$1,934,392	$26,956	75.88%	$89.55	$67.94

Index

	Twelve Months Ended December 31, 2007
Name	Year Opened	Number of Rooms	Room Revenue	Other Revenue (1)	Occupancy	Average Daily Rate	RevPAR (2)
Summerfield Suites
White Plains, NY	2000	159	$9,479,871	$340,715	87.81%	$186.01	$163.34
Bridgewater, NJ	1998	128	$5,281,368	$368,495	76.95%	$146.91	$113.04
Gaithersburg, MD	1998	140	$4,763,186	$100,148	69.40%	$134.31	$93.21
Pleasant Hill, CA	2003	142	$5,794,588	$296,426	81.30%	$137.56	$111.83
Pleasanton, CA	1998	128	$4,716,773	$124,317	83.45%	$121.98	$101.79
Scottsdale, AZ	1999	164	$6,165,039	$184,554	75.13%	$137.09	$102.99
Charlotte, NC	1989	144	$3,029,730	$66,963	69.65%	$88.28	$61.49
TOTAL		5,891	$206,017,327	$9,323,760
WEIGHTED AVERAGE					73.77%	$133.03	$98.13

(1)	Represents restaurant revenue, telephone revenue and other revenue
(2)	Revenue per Available Room, or RevPAR, is determined by dividing room revenue by available rooms for the applicable period
(3)	A portion of the land adjacent to this hotel, which is not currently used for hotel operations, is leased to an affiliate for $1 per year for 99 years
(4)
We acquired the remaining 20% of the limited partnership interests in Affordable Hospitality Associates, LP, the owner of the Hampton Inn, Philadelphia, PA on October 1, 2007.  This hotel was a consolidated joint venture prior to this; therefore, this table represents the twelve months of operations for this property which are fully included in the statements of operations for the year ended December 31, 2007.

(5)	We assumed operations of this hotel in February 2007
(6)	We assumed operations of this hotel in July 2007
(7)	We assumed operations of this hotel in January 2007
(8)	We assumed operations of this hotel in June 2007

The following table sets forth certain information with respect to the hotels we owned through joint ventures with third parties as of December 31, 2007.

	Twelve Months Ended December 31, 2007
Name	Year Opened	Number of Rooms	Room Revenue	Other Revenue (1)	Occupancy	Average Daily Rate	RevPAR (2)
Courtyard
Norwich, CT	1997	144	$4,034,924	$395,480	71.06%	$108.03	$76.77
South Boston, MA	2005	164	$6,647,227	$467,302	75.94%	$146.23	$111.05
Warwick, RI	2003	92	$3,040,648	$259,589	77.52%	$116.80	$90.55
Ewing/Princeton, NJ	2004	130	$4,786,160	$552,085	73.30%	$137.61	$100.87
Four Points - Sheraton
Revere/Boston, MA	2001	180	$5,576,146	$2,558,034	84.87%	$100.01	$84.87
Hilton
Hartford, CT	2005	393	$11,764,920	$5,208,310	58.11%	$141.14	$82.02
Homewood Suites
Glastonbury, CT	2006	136	$3,552,370	$138,435	60.99%	$117.33	$71.56
Marriott
Mystic, CT	2001	285	$12,143,575	$12,829,088	74.36%	$156.99	$116.74
Hartford, CT	2005	409	$15,741,688	$9,790,740	62.41%	$168.97	$105.45
Residence Inn
Danbury, CT	1999	78	$2,868,013	$89,780	82.72%	$121.79	$100.74
Mystic, CT	1996	133	$4,368,523	$147,974	75.62%	$119.01	$89.99
Southington, CT	2002	94	$3,310,668	$294,222	87.81%	$109.89	$96.49
Williamsburg, VA	2002	108	$3,024,376	$43,218	62.98%	$121.83	$76.72
Holiday Inn Express
South Boston, MA	1998	118	$4,311,826	$88,845	79.36%	$126.14	$100.11
Manhattan, NY (3)	2006	228	$15,101,859	$71,096	93.13%	$213.57	$198.91
Hilton Garden Inn
Glastonbury, CT	2003	150	$4,421,016	$1,200,428	66.05%	$122.26	$80.75
Springhill Suites
Waterford, CT	1998	80	$2,487,212	$53,449	78.62%	$108.34	$85.18
Williamsburg, VA	2002	120	$2,775,969	$59,360	61.55%	$102.97	$63.38
TOTAL		3,042	$109,957,120	$34,247,435
WEIGHTED AVERAGE					71.59%	$139.24	$99.69

(1)	Represents restaurant revenue, telephone revenue and other revenue
(2)	Revenue per Available Room, or RevPAR, is determined by dividing room revenue by available rooms for the applicable period
(3)	We assumed operations of this hotel in February 2007

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

Item 4.               Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2007, through the solicitation of proxies or otherwise.

Index

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common shares began trading on the American Stock Exchange on January 20, 1999 under the symbol “HT.” As of March 12, 2008, the last reported closing price per common share on the American Stock Exchange was $8.87. The following table sets forth the high and low sales price per common share reported on the American Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2007	High	Low	Cash Dividend Per Share
Fourth Quarter	$11.11	$9.22	$0.18
Third Quarter	$14.20	$9.75	$0.18
Second Quarter	$12.38	$11.19	$0.18
First Quarter	$12.06	$9.73	$0.18

Year Ended December 31, 2006	High	Low	Cash Dividend Per Share
Fourth Quarter	$11.99	$9.47	$0.18
Third Quarter	$10.17	$8.83	$0.18
Second Quarter	$9.80	$8.76	$0.18
First Quarter	$10.00	$8.89	$0.18

SHAREHOLDER INFORMATION

At March 12, 2008 we had approximately 120 holders of record and 5,543 beneficial owners of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares subject to certain limitations) were held by approximately 43 entities and persons.

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

•              a limited waiver to Kensington Investment Group, Inc., together with its related mutual funds and accounts, to own up to 14% of the outstanding common shares, subject to their compliance with certain representations and warranties including that no single person will own more than 9.9% of the outstanding common shares; and

•              a limited waiver to Morgan Stanley Investment Management, Inc., together with its affiliates and its managed accounts, to own up to 15% of the outstanding common shares, subject to their compliance with certain representations and warranties including that no single person will own more than 9.9% of the outstanding common shares.

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

Index

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning January 1, 2002 and ending December 31, 2007, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REITs Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of nineteen publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance:

	Period Ending December 31,
	2002	2003	2004	2005	2006	2007
Hersha Hospitality Trust	$100.00	$172.48	$210.86	$178.75	$241.83	$212.51
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Hotel REITs Index	100.00	130.49	173.10	190.07	244.45	190.25
S&P 500	100.00	128.68	142.69	149.68	173.32	182.84

Total Return Performance
300
250
200
150
100
50
0
Index Value
2002
2003
2004
2005
2006
2007
Hersha
Russell 2000
SNL US REIT Hotel
S&P 500

Index

COMMON SHARES ISSUABLE PURSUANT TO OPTIONS

As of December 31, 2007, no options or warrants to acquire our securities were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	1,109,823
Equity compensation plans not approved by security holders	—	—	—
Total	N/A	N/A	1,109,823

Index

Item 6.    Selected Financial Data

The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2007	2006	2005	2004	2003
Revenue:
Hotel Operating Revenues	$229,462	$135,274	$71,280	$39,001	$920
Interest Income From Development Loans	6,046	2,487	3,940	2,191	715
Land Lease Revenue	4,860	2,071	-	-	-
Hotel Lease Revenue	781	391	-	1,192	10,144
Other Revenues	980	737	529	176	8
Total Revenue	242,129	140,960	75,749	42,560	11,787
Operating Expenses:
Hotel Operating Expenses	130,925	79,430	43,700	24,848	836
Hotel Ground Rent	856	804	433	504	50
Land Lease Expense	2,721	1,189	-	-	-
Real Estate and Personal Property Taxes and Property Insurance	11,426	6,089	3,517	2,286	905
General and Administrative	8,185	6,238	4,967	3,140	628
Compensation Expense related to Option Redemption	-	-	-	-	1,307
Depreciation and Amortization	34,336	18,954	8,919	5,344	3,174
Total Operating Expenses	188,449	112,704	61,536	36,122	6,900
Operating Income	53,680	28,256	14,213	6,438	4,887
Interest Income	686	1,182	602	241	86
Interest expense	42,402	25,423	12,471	4,471	3,159
Loss on Debt Extinguishment	-	1,485	-	-	116
Income before income (loss) from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	11,964	2,530	2,344	2,208	1,698
Income (Loss) from Unconsolidated Joint Venture Investments	3,476	1,799	457	481	(24)
Income Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	15,440	4,329	2,801	2,689	1,674
Distributions to Preferred Unitholders	-	-	-	499	1,195
Income Allocated to Minority Interest in Continuing Operations	1,765	536	76	273	200
Income from Continuing Operations	13,675	3,793	2,725	1,917	279
Discontinued Operations, net of minority interest:
Gain on Disposition of Hotel Properties	3,745	693	1,161	-	-
Income (Loss) from Discontinued Operations	427	612	(589)	132	506
Net Income	17,847	5,098	3,297	2,049	785
Preferred Distributions	4,800	4,800	1,920	-	-
Net Income applicable to Common Shareholders	$13,047	$298	$1,377	$2,049	$785
Basic Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.22	$(0.04)	$0.04	$0.12	$0.06
Diluted Income (Loss) from Continuing Operations applicable to Common Shareholder (1)	$0.22	$(0.04)	$0.04	$0.12	$0.06
Dividends declared per Common Share	$0.72	$0.72	$0.72	$0.72	$0.72

Index

	2007	2006	2005	2004	2003
Balance Sheet Data
Net investment in hotel properties	$893,297	$807,784	$317,980	$163,923	$121,076
Assets Held for Sale	$-	$-	$3,407	$18,758	$-
Minority interest in Partnership	$42,845	$25,933	$15,147	$16,779	$38,971
Shareholder's equity	$330,405	$331,619	$164,703	$119,792	$71,460
Total assets	$1,067,607	$968,208	$455,355	$261,021	$196,568
Total debt	$663,008	$580,542	$256,146	$98,788	$71,837
Debt related to Assets Held for Sale	$-	$-	$375	$13,058	$-
Other Data
Funds from Operations (2)	$49,821	$25,936	$14,495	$10,539	$6,533
Net cash provided by operating activities	$59,300	$27,217	$15,002	$12,148	$5,193
Net cash used in investing activities	$(46,027)	$(413,881)	$(190,825)	$(78,378)	$(58,370)
Net cash (used in) provided by financing activities	$(11,262)	$388,200	$163,989	$46,137	$93,744
Weighted average shares outstanding
Basic	40,718,724	27,118,264	20,293,554	16,391,805	4,614,316
Diluted (1)	40,718,724	27,118,264	20,299,937	16,391,805	4,614,316

(1)           Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.
(2)           See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for an explanation of FFO, why we believe FFO is a meaningful measure of our operating performance and a reconciliation of FFO to net income calculated in accordance with GAAP.

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

GENERAL

As of December 31, 2007, we owned interests in 71 hotels in the eastern United States including 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. With the exception of one hotel which is leased to an unrelated party under a fixed lease, as of December 31, 2007, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. As of December 31, 2007, all of our hotels owned through interests in joint ventures are leased to TRSs that are wholly owned by those joint ventures or entities that are owned in part by our wholly owned TRS. The hotels owned by the joint ventures are managed by various management companies pursuant to the terms of certain management agreements.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2007, 2006 and 2005:

CONSOLIDATED HOTELS:

	Year Ended 2007	Year Ended 2006	2007 vs. 2006 % Variance	Year Ended 2005	2006 vs. 2005 % Variance

Rooms Available	2,248,253	1,507,003	49.2%	880,314	71.2%
Rooms Occupied	1,656,158	1,086,478	52.4%	615,888	76.4%
Occupancy	73.66%	72.10%	2.2%	69.96%	3.1%
Average Daily Rate (ADR)	$131.26	$115.49	13.7%	$103.82	11.2%
Revenue Per Available Room (RevPAR)	$96.69	$83.26	16.1%	$72.63	14.6%

Room Revenues	$217,393,817	$125,475,166	73.3%	$63,940,185	96.2%
Total Revenues	$229,462,240	$135,273,785	69.6%	$71,280,027	89.8%
Hotel Operating Revenues from Discontinued Operations	$6,683,896	$12,926,991	(48.3%)	$13,718,121	(5.8%)

The following table outlines operating results for the three years ended December 31, 2007, 2006 and 2005 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other minority interest holders.

UNCONSOLIDATED JOINT VENTURES:

	Year Ended 2007	Year Ended 2006	2007 vs. 2006 % Variance	Year Ended 2005	2006 vs. 2005 % Variance

Rooms Available	954,114	879,384	8.5%	355,551	147.3%
Rooms Occupied	682,169	613,272	11.2%	263,030	133.2%
Occupancy	71.50%	69.74%	2.5%	73.98%	(5.7%)
Average Daily Rate (ADR)	$144.51	$132.54	9.0%	$127.34	4.1%
Revenue Per Available Room (RevPAR)	$103.32	$92.43	11.8%	$94.20	(1.9%)

Room Revenues	$98,580,629	$81,285,744	21.3%	$33,492,953	142.7%
Total Revenues	$130,167,451	$111,301,348	17.0%	$42,171,809	163.9%

Index

The increase in revenue per available room (“RevPAR”) during the years ended December 31, 2007 and 2006, was due primarily to the Company’s broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hyatt Summerfield Suite, Hilton Garden Inn, Residence Inn and Courtyard by Marriott; and a focus on improving the average daily rate (“ADR”). The increase in both rooms and total revenue can be attributed primarily to the hotels acquired during the respective periods.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO DECEMBER 31, 2006
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2007 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $94,188, or 69.6%, from $135,274 for the twelve months ended December 31, 2006 to $229,462 for the same period in 2007.  The increase in revenues is primarily attributable to the acquisitions consummated in 2007 and improved RevPAR and occupancy at certain of our hotels. We acquired interests in the following six consolidated hotels since December 31, 2006:

Brand	Location	Acquisition Date	Rooms	2007 Total Revenue

Residence Inn	Langhorne, PA	1/8/2007	100	$3,352
Residence Inn	Carlisle, PA	1/10/2007	78	2,091
Holiday Inn Express	Chester, NY	1/25/2007	80	2,367
Hampton Inn	Seaport, NY	2/1/2007	65	5,200
Independent	373 Fifth Avenue	6/1/2007	70	3,051
Holiday Inn	Norwich, CT	7/1/2007	100	1,689

			493	$17,750

Revenues for all six hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2007 included revenues for a full year related to the following 22 hotels that were purchased during the twelve months ended December 31, 2006:

Index

Brand	Location	Acquisition Date	Rooms	2007 Total Revenue	2006 Total Revenue
Courtyard	Langhorne, PA	1/3/2006	118	$4,088	$4,312
Fairfield Inn	Mt. Laurel, NJ	1/3/2006	118	2,697	2,760
Fairfield Inn	Bethlehem, PA	1/3/2006	103	2,427	2,489
Courtyard	Scranton, PA	2/1/2006	120	3,229	2,543
Residence Inn	Tysons Corner, VA	2/2/2006	96	4,554	4,092
Hampton Inn	Philadelphia, PA	2/15/2006	250	10,096	7,799
Hilton Garden Inn	JFK Airport, NY	2/16/2006	188	9,745	7,883
Hawthorne Suites	Franklin, MA	4/25/2006	100	2,642	1,877
Residence Inn	North Dartmouth, MA	5/1/2006	96	3,015	2,386
Comfort Inn	North Dartmouth, MA	5/1/2006	84	1,403	1,213
Holiday Inn Express	Cambridge, MA	5/3/2006	112	4,370	2,950
Residence Inn	Norwood, MA	7/27/2006	96	3,096	1,088
Holiday Inn Express	Hauppauge, NY	9/1/2006	133	5,038	1,580
Hampton Inn	Brookhaven, NY	9/6/2006	161	5,536	1,658
Courtyard	Alexandria, VA	9/29/2006	203	7,014	1,301
Summerfield Suites	White Plains, NY	12/27/2006	159	9,821	*
Summerfield Suites	Bridgewater, NJ	12/27/2006	128	5,650	*
Summerfield Suites	Gaithersburg, MD	12/27/2006	140	4,863	*
Summerfield Suites	Pleasant Hill, CA	12/27/2006	142	6,091	*
Summerfield Suites	Pleasanton, CA	12/27/2006	128	4,841	*
Summerfield Suites	Scottsdale, AZ	12/27/2006	164	6,350	*
Summerfield Suites	Charlotte, NC	12/27/2006	144	3,096	*

			2,983	$109,662	$45,931

*  Total Revenues for 2006 insignificant

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10% and 13.5%.  Interest income from development loans receivable was $6,046 for the twelve months ended December 31, 2007 compared to $2,487 for the same period in 2006.  The average balance of development loans receivable outstanding in 2007 was higher than the average balance outstanding in 2006.  This resulted in a $3,559, or 143.1%, increase in interest income.

In June and July of 2006 we acquired two parcels of land which are being leased to hotel developers.  Our net investment in these parcels is approximately $18,946. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. On June 11, 2007 and July 11, 2007, we acquired two adjacent parcels of land which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance.  During the year ended December 31, 2007, we recorded $4,860 in land lease revenue from these parcels.  We incurred $2,721 in expense related to these land leases resulting in a contribution of $2,139 to our operating income during the twelve months ended December 31, 2007.

Total revenues for the year ended December 31, 2007 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, Pennsylvania which has a fixed rent over the five year term. Beginning on July 1, 2006 this hotel was leased to an unrelated party. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses.  Hotel lease revenue of $781 was recorded in the twelve months ended December 31, 2007 related to the lease of this property, compared to $391 in 2006.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by two of our unconsolidated joint ventures.  Other revenues increased $243, or 32.3%, from $737 during the twelve months ended December 31, 2006 to $980 during the twelve months ended December 31, 2007.

Index

Income from unconsolidated joint venture investments increased $1,677 from $1,799 for the year ended December 31, 2006 to $3,476 for the year ended December 31, 2007. During 2007, we acquired unconsolidated joint venture interests in the following property:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
Metro 29th Street Associates, LLC	Holiday Inn Express	Manhattan-New York, NY	2/1/2007	228	50.0%	N/A

In addition, we acquired joint venture interests in the following two properties during 2006:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %		Hersha Preferred Equity Return
PRA Suites at Glastonbury, LLC	Homewood Suites	Glastonbury, CT	6/15/2006	136	40.0%	*	10.0%
Mystic Partners, LLC	Marriott	Hartford, CT	2/8/2006	409	15.0%		8.5%

*Percent owned was 40% through March 31, 2007.  On April 1, 2007 our percent owned increased to 48.0%.

Income from unconsolidated joint venture investments was favorably impacted by the inclusion of these investments for a full twelve months in 2007.

For the year ended December 31, 2007, interest income decreased $496 compared to the same period in 2006. Increased levels of interest income in 2006 resulted from higher levels of interest bearing deposits related to the acquisition of hotel properties and interest earned on proceeds from the offering of our common stock during 2006.

Expenses

Total hotel operating expenses increased 64.8% to approximately $130,925 for the year ended December 31, 2007 from $79,430 for the year ended December 31, 2006. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2006, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $18,954 for the year ended December 31, 2006 to $34,336 for the year ended December 31, 2007. Similarly, real estate and personal property tax and property insurance increased $5,337, or 87.7%, in the year ended December 31, 2007 when compared to the same period in 2006.

General and administrative expense increased by approximately $1,947 from $6,238 in 2006 to $8,185 in 2007. General and administrative expenses increased primarily due to higher compensation expense related to an increase in staffing in our asset management and accounting teams and an increase in incentive compensation.

Net Income

Net income applicable to common shareholders for year ended December 31, 2007 was approximately $13,047 compared to net income applicable to common shareholders of $298 for the same period in 2006.

Operating income for the year ended December 31, 2007 was $53,680 compared to operating income of $28,256 during the same period in 2006. The $25,424, or 90.0%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $16,979 from $25,423 for the year ended December 31, 2006 to $42,402 for the year ended December 31, 2007. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.

Included in net income applicable to common shareholders for the year ended December 31, 2007 is $427 in income from discontinued operations compared to $612 in income during the same period in 2006. Discontinued operations results from the operations of one property sold in April 2006, two properties sold in November 2006, two properties sold in December 2006, and two properties sold in November 2007. Also included in net income applicable to common shareholders for the year ended December 31, 2007 is a gain of $3,745 resulting from the sale of the Hilton Garden Inn in Edison, NJ and Fairfield Inn in Mt. Laurel, NJ which had been held for sale. Included in net income applicable to common shareholders for the year ended December 31, 2006 is a gain of $693 resulting from the sale of the Holiday Inn Express in Hartford, CT, the Hampton Inn in Peachtree, GA, the Hampton Inn in Newnan, GA, the Comfort Suites in Duluth, GA, and the Holiday Inn Express in Duluth, GA.

Index

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2006 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $63,994, or 89.8%, from $71,280 for the twelve months ended December 31, 2005 to $135,274 for the same period in 2006.  The increase in revenues is primarily attributable to the acquisitions consummated in 2006 and improved RevPAR and occupancy at certain of our hotels. We acquired interests in 22 consolidated hotels during the twelve months ended December 31, 2006, as noted above.

Revenues for all 22 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2006 included revenues for a full year related to the following 10 hotels that were purchased during the twelve months ended December 31, 2005:

Brand	Name	Acquisition Date	Rooms	2006 Total Revenue	2005 Total Revenue
Residence Inn	Williamsburg, VA	11/22/2005	108	$3,143	$231
Springhill Suites	Williamsburg, VA	11/22/2005	120	2,331	141
Courtyard	Wilmington, DE	6/17/2005	78	2,609	1,357
Independent	Wilmington, DE	6/17/2005	71	1,604	833
Courtyard	Brookline/Boston, MA	6/16/2005	188	9,665	5,086
Holiday Inn Express	Oxford Valley, PA	5/26/2005	88	2,300	1,280
Holiday Inn Express	Malvern, PA	5/24/2005	88	1,905	1,036
Holiday Inn Express & Suites	King of Prussia, PA	5/23/2005	155	3,939	2,206
Hampton Inn	Herald Square, Manhattan, NY	4/1/2005	136	8,315	6,019
Fairfield Inn	Laurel, MD	1/31/2005	109	2,543	2,184

			1,141	$38,354	$20,373

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

Other revenue consists primarily of fees earned for asset management services provided to properties owned by two of our unconsolidated joint ventures.  Other revenues increased $208, or 39.3%, from $529 during the twelve months ended December 31, 2005 to $737 during the twelve months ended December 31, 2006.  We provided asset management services for the hotels owned by the Mystic Partners joint venture for the entire year in 2006.  In 2005 we provided asset management services for this portfolio for a partial year.

Index

Income from unconsolidated joint venture investments increased $1,342 from $457 for the year ended December 31, 2005 to $1,799 for the year ended December 31, 2006. In addition to the two joint venture interest acquired in 2006 noted above, we acquired joint venture interests in the following 10 properties during the twelve months ended December 31, 2005:

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

Expenses

Total hotel operating expenses increased 81.8% to approximately $79,430 for the year ended December 31, 2006 from $43,700 for the year ended December 31, 2005. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2005, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $8,919 for the year ended December 31, 2005 to $18,954 for the year ended December 31, 2006. Similarly, real estate and personal property tax and property insurance increased $2,572, or 73.1%, in the year ended December 31, 2006 when compared to the same period in 2005.

General and administrative expense increased by approximately $1,271 from $4,967 in 2005 to $6,238 in 2006. General and administrative expenses increased primarily due to higher compensation expense related to an increase in staffing in our asset management and accounting teams and an increase in incentive compensation. Also included in general administrative costs are approximately $316 of terminated deal costs written off in 2006 compared to $41 in 2005. This increase in cost has been partially offset by the reduction in costs related to enhancing our process to evaluate internal controls that were incurred during the year ended December 31, 2005.

Net Income

Net income applicable to common shareholders for year ended December 31, 2006 was approximately $298 compared to net income applicable to common shareholders of $1,377 for the same period in 2005.

Operating income for the year ended December 31, 2006 was $28,256 compared to operating income of $14,213 during the same period in 2005. The $14,043, or 98.8%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $12,952 from $12,471 for the year ended December 31, 2005 to $25,423 for the year ended December 31, 2006. The increase in interest expense is the result of our issuance of $51,548 of notes payable in the second quarter of 2005 and mortgages placed on newly acquired properties. Also in the year ended December 31, 2006, we refinanced $56,125 in variable rate debt, replacing it with $62,800 fixed rate debt, and paid down $12,907 on another mortgage.  We also replaced our line of credit with an increased credit facility. As a result of terminating the variable rate debt and line of credit, we incurred $1,485 in debt extinguishment expense due to early termination fees and to write-off deferred loan costs associated with the retired debt and credit facility.

Index

Included in net income applicable to common shareholders for the year ended December 31, 2006 is $612 in income from discontinued operations compared to a $589 loss during the same period in 2005. Discontinued operations results from the operations of two properties that were sold in June of 2005, one property sold in April 2006, two properties sold in November 2006, two properties sold in December 2006, and two properties sold in November 2007. Also included in net income applicable to common shareholders for the year ended December 31, 2006 is a gain of $693 resulting from the sale of the Holiday Inn Express in Hartford, CT, the Hampton Inn in Peachtree, GA, the Hampton Inn in Newnan, GA, the Comfort Suites in Duluth, GA, and the Holiday Inn Express, Duluth, GA which had been held for sale. Included in net income applicable to common shareholders for the year ended December 31, 2005 is a gain of $1,161 resulting from the sale of Doubletree Club, Jamaica, NY and the Holiday Inn Express, Hunters Point, NY.

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

Cash and Cash Equivalents

The cash and cash equivalents balance of $12,327 at December 31, 2007 was primarily the result of cash provided by operations.  Cash and cash equivalents are generally used to reduce obligations under our line of credit, pay dividends and distributions or invest in hotel properties or loans to hotel development projects.

Line of Credit Facility

We maintain a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $100,000. Borrowings under this facility bear interest at either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%, at our discretion. The line of credit is collateralized by title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA, and the Residence Inn, Langhorne, PA. Additionally, the line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and collateral assignment of all hotel management contracts of the management companies in the event of default. The line of credit includes financial covenants and requires us to maintain minimum tangible net worth of $110.0 million; maximum accounts and other receivables from affiliates of $75.0 million; and certain financial ratios. The Company is in compliance with each of these covenants as of December 31, 2007. The line of credit expires on December 31, 2008.  We intend to refinance remaining balances at the end of the line of credit facilities’ term.

Index

Mortgages and Notes Payable

During 2007, in connection with the acquisition of hotel properties and refinancing of existing mortgage debt, we entered into or assumed $70,564 in mortgages and notes payable.  We recorded premiums of $952 on fixed rate mortgages and notes payable assumed in the acquisition of hotel properties.

The Company has two junior subordinated notes payable in the aggregate amount of $51,548 to statutory trusts entities pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% pre annum.

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

Index

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of year ended December 31, 2007 to year ended December 31, 2006

Net cash provided by operating activities for the year ended December 31, 2007, and 2006, was $59,300 and $27,217, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in income before depreciation and amortization expense and accounts payable and accrued expenses and decreases in escrows and due from related party.   This was partially offset by an increase in hotel accounts receivable and a decrease in due to related party.

Net cash used in investing activities for the year ended December 31, 2007 and 2006 decreased $367,854, from $413,881 in the year ended December 31, 2006 compared to $46,027 for the year ended December 31, 2007. Net cash used for the purchase of hotel properties decreased $362,701 in 2007 over 2006 as the number of hotels acquired decreased and units of our operating partnership were issued in place of cash for acquisitions in 2007.  Also, cash provided by the disposition of hotel assets held for sale was $11,905 in 2007 compared to $9,800 in 2006. Cash provided by distributions from unconsolidated joint ventures increased $3,718 while advances and capital contributions for unconsolidated joint ventures decreased from $4,209 in 2006 to $2,309 in 2007. The increase in distributions from unconsolidated joint ventures in 2007 was primarily the result of proceeds of debt refinancing and improved cash flow in certain joint venture interests. We increased our capital expenditures from $11,020 in 2006 to $16,773 in 2007 as a result of continuing property improvement plans at certain properties in 2007 in addition to capital expenditures in the ordinary course of business.

Net cash used in financing activities for the year ended December 31, 2007 was $11,262 compared to cash provided by financing activities of $388,200 for the year ended December 31, 2006. This change was, in part, the result of proceeds from mortgages and notes payable, net of repayments, of $7,826 in 2007 compared to net proceeds of $199,983 in 2006.  The decrease in net proceeds from mortgages and notes payable was due to a decrease in our acquisition activity in 2007.  Also included in cash provided by financing activities in 2006 were net proceeds from the issuance of common stock of $191,015.  Dividends paid on common shares increased $11,250 in 2007, from $18,174 during the year ended December 31, 2006 to $29,424 during the same period in 2007.

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

Index

FUNDS FROM OPERATIONS
(in thousands, except share data)

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

Index

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

	Twelve Months Ending
	December 31, 2007	December 31, 2006	December 31, 2005

Net income applicable to common shares	$13,047	$298	$1,377
Income allocated to minority interest	1,765	536	76
Income (loss) of discontinued operations allocated to minority interest	57	80	(83)
Income from unconsolidated joint ventures	(3,476)	(1,799)	(457)
Gain on sale of assets	(3,745)	(693)	(1,161)
Depreciation and amortization	34,336	18,954	8,919
Depreciation and amortization from discontinued operations	794	1,316	1,835
FFO related to the minority interests in consolidated joint ventures (1)	(652)	(714)	(147)
Funds from consolidated hotel operations applicable to common shares and Partnership units	42,126	17,978	10,359

Income from Unconsolidated Joint Ventures	3,476	1,799	457
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	2,055	1,817	653
Interest in deferred financing costs written off in unconsolidated joint venture debt extinguishment	(2,858)	(207)	-
Interest in depreciation and amortization of unconsolidated joint venture (3)	5,022	4,549	3,026
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	7,695	7,958	4,136

Funds from Operations applicable to common shares and Partnership units	$49,821	$25,936	$14,495

Weighted Average Common Shares and Units Outstanding
Basic	40,718,724	27,118,264	20,293,554
Diluted	46,183,394	30,672,625	23,141,994

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)	Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures.

FFO was $49,821 for the year ended December 31, 2007, which was an increase of $23,885, or 92.1%, over FFO in the comparable period in 2006, which was $25,936. The increase in FFO was primarily a result of continued strength in the lodging industry and the markets where our properties are located; the benefits of acquiring assets and interests in joint ventures since December 31, 2006 and continued stabilization and maturation of the existing portfolio.

FFO was negatively impacted by increases in our interest expense and dividends paid to our preferred shareholders during the year ended December 31, 2007.

For the year ended December 31, 2006, FFO increased $11,441, or 78.9% over the same period in 2005. The increase in FFO was primarily a result of growth in the lodging industry and the markets where our properties are located, the benefits of acquiring assets and interests in joint ventures since December 31, 2005 and continued stabilization and maturation of the existing portfolio.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Approximately 95% of our revenues are derived from hotel room revenues and revenue from other hotel operating departments. We directly recognize revenue and expense for all consolidated hotels as hotel operating revenue and hotel operating expense when earned and incurred. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All revenues are recorded on an accrual basis, as earned. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred.

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

We follow Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” to account for our acquisition of hotel properties. Under SFAS No. 141 the purchase price of an acquisition is allocated based on the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Estimating techniques and assumptions used in determining fair values involve significant estimates and judgments.  These estimates and judgments have a direct impact on the carrying value of our assets and liabilities which can directly impact the amount of depreciation expense recorded on an annual basis and could have an impact on our assessment of potential impairment of our investment in hotel properties.

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

Index

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

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or our voting interest in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee. Pursuant to our joint venture agreements, allocations of profits and losses of some of our investments in unconsolidated joint ventures may be allocated disproportionately as compared to nominal ownership percentages due to specified preferred return rate thresholds.

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

Index

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not determined whether the adoption of SFAS No. 141R will have a material effect on the Company’s financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see the Notes to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2007.

Contractual Obligations (in thousands)	2008	2009	2010	2011	2012	Thereafter
Long Term Debt	$25,670	$66,687	$31,669	$6,802	$12,144	$476,409
Interest Expense on Long Term Debt	37,055	32,572	30,073	29,655	28,887	87,586
Credit Facility	43,700	-	-	-	-	-
Interest Expense on Credit Facility	2,841	-	-	-	-	-
Hotel Ground Rent	606	615	622	648	681	66,496
Total	$109,872	$99,874	$62,364	$37,105	$41,712	$630,491

The carrying value of the mortgages and notes payable and the line of credit exceeded the fair value by approximately $52 million at December 31, 2007.

Index

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At December 31, 2007, we maintained a balance of $43,700 under our Line of Credit. The total fixed rate mortgages payable of $553,039 had a current weighted average interest rate of 6.19%. The total floating rate mortgages payable of $66,341 had a current weighted average interest rate of 7.43%.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have an interest rate swap related to debt on the Four Points by Sheraton, Revere and an interest rate cap related to debt on Hotel 373, New York, NY. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2007, approximately 89.3% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 10.7% of our outstanding mortgages payable are subject to floating rates. As of December 31, 2006, approximately 95.5% of our outstanding mortgages payable were subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 4.5% of our outstanding mortgages payable were subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of December 31, 2007 was approximately 6.35%, compared to 6.37% as of December 31, 2006. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended December 31, 2007, our interest expense for the year ended December 31, 2007 would have been increased or decreased by approximately $1,003.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt approximating $569 million, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt approximating $659 million.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at December 31, 2007, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable		2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt		$11,744	$29,568	$24,420	$6,384	$6,779	$474,145	$553,039
Average Interest Rate		6.19%	6.16%	6.06%	6.06%	6.06%	6.06%	6.10%

Floating Rate Debt		$13,926	$37,118	$7,249	$418	$5,366	$2,264	$66,341
Average Interest Rate		6.80%	6.69%	6.85%	6.84%	7.35%	7.35%	6.97%
	subtotal	$25,670	$66,687	$31,669	$6,802	$12,144	$476,409	$619,380

Credit Facility (1)
		$43,700	-	-	-	-	-	$43,700
Average Interest Rate		6.50%
	TOTAL	$69,370	$66,687	$31,669	$6,802	$12,144	$476,409	$663,080

	(1) Our Credit Facility has a term that expires in December 2008.

The table incorporates only those exposures that existed as of December 31, 2007 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time. The carrying value of the mortgages and notes payable and the line of credit exceeded the fair value by approximately $52,093 at December 31, 2007.

Index

At December 31, 2007, the fair value of the interest rate swap was $120 and is included in Accounts Payable, Accrued Expenses and Other Liabilities and at December 31, 2006, the fair value of the interest rate swap was $47 and is included in Other Assets on the face of the consolidated balance sheets.   At December 31, 2007, the fair value of the interest rate cap was $1 and is included in Other Assets on the face of the consolidated balance sheets.  The change in net unrealized gains/losses was a loss of $257, a loss of $94, and a gain of $294 for the years ended December 31, 2007, 2006 and 2005, respectively, for derivatives designated as cash flow hedges which were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $15, $14 and $13 on cash flow hedges was recognized in unrealized gain/loss on derivatives during 2007, 2006 and 2005, respectively.

Index

Item 8.            Financial Statements and Supplementary Data

Hersha Hospitality Trust

Index

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  Hersha Hospitality Trust's management is responsible for these consolidated financial statements and financial statement schedule.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  We did not audit the financial statements of Mystic Partners, LLC an equity method investee company (See note 3) as of and for the year ended December 31, 2006.  The Company's investment in Mystic Partners, LLC as of December 31, 2006, was $39,180,000, and its equity in earnings of Mystic Partners, LLC was $1,691,000 for the year ended December 31, 2006.  The 2006 financial statements of Mystic Partners, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mystic Partners as of and for the year ended December 31, 2006, is based on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, based on our audits and the report of other auditors related to 2006, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 11, 2008

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31, 2007	December 31, 2006
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$893,297	$807,784
Investment in Joint Ventures	51,851	50,234
Development Loans Receivable	58,183	47,016
Cash and Cash Equivalents	12,327	10,316
Escrow Deposits	13,706	14,927
Hotel Accounts Receivable, net of allowance for doubtful accounts of $47 and $30	7,165	4,608
Deferred Costs, net of Accumulated Amortization of $3,252 and $1,543	8,048	7,525
Due from Related Parties	1,256	4,930
Intangible Assets, net of Accumulated Amortization of $764 and $618	5,619	5,594
Other Assets	16,155	15,274

Total Assets	$1,067,607	$968,208

Liabilities and Shareholders’ Equity:
Line of Credit	$43,700	$24,000
Mortgages and Notes Payable, net of unamortized discount of $72 and $1,312	619,308	556,542
Accounts Payable, Accrued Expenses and Other Liabilities	17,728	14,740
Dividends and Distributions Payable	9,688	8,985
Due to Related Parties	2,025	3,297

Total Liabilities	692,449	607,564

Minority Interests:
Common Units	$42,845	$25,933
Interest in Consolidated Joint Ventures	1,908	3,092

Total Minority Interests	44,753	29,025

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 and 10,000,000 Shares Authorized at December 31, 2007 and 2006, 2,400,000 Shares Issued and Outstanding at December 31, 2007 and 2006 (Aggregate Liquidation Preference $60,000 at December 30, 2007 and 2006)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 and 50,000,000 Shares Authorized at December 2007 and 2006, 41,203,612 and 40,671,950 Shares Issued and Outstanding at December 31, 2007 and 2006	412	405
Common Shares - Class B, $.01 Par Value, 1,000,000 and 50,000,000 Shares Authorized at December 31, 2007 and 2006 None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	(23)	233
Additional Paid-in Capital	397,127	381,592
Distributions in Excess of Net Income	(67,135)	(50,635)

Total Shareholders' Equity	330,405	331,619

Total Liabilities and Shareholders’ Equity	$1,067,607	$968,208

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2007	2006	2005
Revenue:
Hotel Operating Revenues	$229,462	$135,274	$71,280
Interest Income from Development Loans	6,046	2,487	3,940
Land Lease Revenue	4,860	2,071	-
Hotel Lease Revenue	781	391	-
Other Revenues	980	737	529
Total Revenues	242,129	140,960	75,749

Operating Expenses:
Hotel Operating Expenses	130,925	79,430	43,700
Hotel Ground Rent	856	804	433
Land Lease Expense	2,721	1,189	-
Real Estate and Personal Property Taxes and Property Insurance	11,426	6,089	3,517
General and Administrative	8,185	6,238	4,967
Depreciation and Amortization	34,336	18,954	8,919
Total Operating Expenses	188,449	112,704	61,536

Operating Income	53,680	28,256	14,213

Interest Income	686	1,182	602
Interest Expense	42,402	25,423	12,471
Loss on Debt Extinguishment	-	1,485	-
Income before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	11,964	2,530	2,344

Income from Unconsolidated Joint Venture Investments	3,476	1,799	457

Income before Minority Interests and Discontinued Operations	15,440	4,329	2,801

Income allocated to Minority Interests in Continuing Operations	1,765	536	76
Income from Continuing Operations	13,675	3,793	2,725

Discontinued Operations, net of minority interests (Note 12):
Gain on Disposition of Hotel Properties	3,745	693	1,161
Income (Loss) from Discontinued Operations	427	612	(589)
Income from Discontinued Operations	4,172	1,305	572

Net Income	17,847	5,098	3,297
Preferred Distributions	4,800	4,800	1,920

Net Income applicable to Common Shareholders	$13,047	$298	$1,377

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2007		2006		2005
Earnings Per Share:
BASIC
Income (loss) from continuing operations applicable to common shareholders	$0.22		$(0.04)		$0.04
Income from Discontinued Operations	$0.10		$0.05		$0.03

Net Income applicable to common shareholders	$0.32		$0.01		$0.07

DILUTED
Income (loss) from continuing operations applicable to common shareholders	$0.22	*	$(0.04	)*	$0.04
Income from Discontinued Operations	$0.10	*	$0.05	*	$0.03

Net Income applicable to common shareholders	$0.32	*	$0.01	*	$0.07

Weighted Average Common Shares Outstanding:
Basic	40,718,724		27,118,264		20,293,554
Diluted	40,718,724	*	27,118,264	*	20,299,937

*              Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Weighted average Partnership units outstanding for the year ended December 31, 2007, 2006 and 2005 were 5,464,670, 3,554,361 and 2,842,057, respectively.  Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended December 31, 2007 and 2006 since the effect of including these amounts in the denominator would be anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
[IN THOUSANDS, EXCEPT SHARES]

	Class A Common Shares		Class B Common Shares		Class A Preferred Shares		Additional Paid-In	Other Comprehensive	Distributions in Excess of Net
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Total
Balance at December 31, 2004	20,289,983	203	-	-	-	-	135,363	33	(15,807)	119,792
Preferred Stock Issuance	-	-	-	-	2,400,000	24	58,086	-	-	58,110
Issuance Costs	-	-	-	-	-	-	(390)	-	-	(390)
Unit Conversion	8,155	-	-	-	-	-	46	-	-	46
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(14,649)	(14,649)
Preferred Stock ($0.89 per share)	-	-	-	-	-	-	-	-	(1,920)	(1,920)
Dividend Reinvestment Plan	2,519	-	-	-	-	-	24	-	-	24
Stock Based Compensation
Restricted Share Award Grants	71,000	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	99	-	-	99
Share Grants to Trustees	2,095	-	-	-	-	-	-	-	-	-
Comprehensive Income :
Other Comprehensive Income	-	-	-	-	-	-	-	294	-	294
Net Income	-	-	-	-	-	-	-	-	3,297	3,297
Total Comprehensive Income										3,591
Balance at December 31, 2005	20,373,752	203	-	-	2,400,000	24	193,228	327	(29,079)	164,703
Common Stock Issuance	20,118,750	201	-	-	-	-	191,875	-	-	192,076
Issuance Costs	-	-	-	-	-	-	(1,061)			(1,061)
Unit Conversion	82,077	1	-	-	-	-	649	-	-	650
Reallocation of Minority Interest	-	-	-	-	-	-	(3,467)	-	-	(3,467)
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(21,854)	(21,854)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Dividend Reinvestment Plan	2,871	-	-	-	-	-	29	-	-	29
Stock Based Compensation
Restricted Share Award Grants	89,500	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	293			293
Share Grants to Trustees	5,000	-	-	-	-	-	46	-	-	46
Comprehensive Income:
Other Comprehensive Income	-	-	-	-	-	-	-	(94)	-	(94)
Net Income	-	-	-	-	-	-	-	-	5,098	5,098
Total Comprehensive Income										5,004
Balance at December 31, 2006	40,671,950	$405	-	$-	2,400,000	$24	$381,592	$233	$(50,635)	$331,619
Unit Conversion	306,460	3	-	-	-	-	2,366	-	-	2,369
Unit Conversion Costs	-	-	-	-	-	-	(142)	-	-	(142)
Reallocation of Minority Interest	-	-	-	-	-	-	12,422	-	-	12,422
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(29,547)	(29,547)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Dividend Reinvestment Plan	2,620	1	-	-	-	-	29	-	-	30
Stock Based Compensation
Restricted Share Award Grants	214,582	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	2	-	-	-	-	766	-	-	768
Share Grants to Trustees	8,000	1	-	-	-	-	94	-	-	95
Comprehensive Income:
Other Comprehensive Income	-	-	-	-	-	-	-	(256)	-	(256)
Net Income	-	-	-	-	-	-	-	-	17,847	17,847
Total Comprehensive Income										17,591
Balance at December 31, 2007	41,203,612	$412	-	$-	2,400,000	$24	$397,127	$(23)	$(67,135)	$330,405
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2007	2006	2005
Operating activities:
Net Income	$17,847	$5,098	$3,297
Adjustments to reconcile net incometo net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	(4,248)	(784)	(1,323)
Depreciation	34,963	20,131	10,696
Amortization	1,812	1,118	672
Debt extinguishment	-	1,485	-
Income allocated to minority interests	2,323	706	154
Equity in income of unconsolidated joint ventures	(3,476)	(1,799)	(457)
Distributions from unconsolidated joint ventures	4,501	4,578	838
Gain recognized on change in fair value of derivative instrument	(89)	(197)	(13)
Stock based compensation expense	852	339	99
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(2,500)	(1,731)	(435)
Escrows	1,845	(87)	(1,074)
Other assets	(261)	(2,781)	(1,923)
Due from related party	3,691	(2,131)	(1,431)
Increase (decrease) in:
Due to related party	(1,291)	(1,448)	4,419
Accounts payable and accrued expenses	3,331	4,720	1,483
Net cash provided by operating activities	59,300	27,217	15,002

Investing activities:
Purchase of hotel property assets	(32,658)	(395,359)	(135,059)
Capital expenditures	(16,773)	(11,020)	(2,958)
Proceeds from disposition of hotel assets held for sale	11,905	9,800	6,288
Deposits on hotel acquisitions	-	(2,100)	(8,250)
Cash paid for franchise fee intangible	(11)	(46)	(302)
Investment in common stock of Trust entities	-	-	(1,548)
Investment in notes receivable	-	(1,057)	(1,166)
Repayment of notes receivable	34	1,909	83
Investment in development loans receivable	(65,700)	(51,616)	(31,345)
Repayment of development loans receivable	53,000	37,050	30,725
Distributions from unconsolidated joint venture	6,485	2,767	411
Advances and capital contributions to unconsolidated joint ventures	(2,309)	(4,209)	(47,704)
Net used in investing activities	(46,027)	(413,881)	(190,825)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	19,700	24,000	(1,027)
Principal repayment of mortgages and notes payable	(20,717)	(80,222)	(6,189)
Proceeds from mortgages and notes payable	28,543	280,205	133,692
Settlement (acquistion) of interest rate derivative	-	79	(23)
Cash paid for deferred financing costs	(286)	(1,224)	(2,460)
Proceeds from issuance of common stock, net	-	191,015	-
Proceeds from issuance of preferred stock, net	-	-	57,720
Stock issuance costs related to conversion of partnership units	(143)	-	-
Contributions from partners in consolidated joint ventures	-	-	198
Distributions to partners in consolidated joint ventures	(526)	(221)	(317)
Dividends paid on common shares	(29,424)	(18,174)	(14,599)
Dividends paid on preferred shares	(4,800)	(4,800)	(947)
Distributions paid on common partnership units	(3,609)	(2,458)	(2,059)
Net cash (used in) provided by financing activities	(11,262)	388,200	163,989

Net increase (decrease) in cash and cash equivalents	2,011	1,536	(11,834)
Cash and cash equivalents - beginning of year	10,316	8,780	20,614

Cash and cash equivalents - end of year	$12,327	$10,316	$8,780

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

As of December 31, 2007, the Company, through the Partnership and subsidiary partnerships, wholly owned fifty-three limited and full service hotels. Fifty-two of the wholly owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England. One wholly owned hotel facility is leased to an unrelated party under a fixed lease agreement.

In addition to the wholly owned hotel properties, as of December 31, 2007, the Company owned joint venture interests in another eighteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

Joint Venture	Ownership	Property	Location	Lessee/Sublessee

Unconsolidated Joint Ventures
Inn America Hospitality at Ewing, LLC	50.0%	Courtyard	Ewing/Princeton, NJ	Hersha Inn America TRS Inc.
PRA Glastonbury, LLC	48.0%	Hilton Garden Inn	Glastonbury, CT	Hersha PRA TRS, Inc
PRA Suites at Glastonbury, LLC	48.0%	Homewood Suites	Glastonbury, CT	Hersha PRA LLC
Mystic Partners, LLC	66.7%	Marriott	Mystic, CT	Mystic Partners Leaseco, LLC
	8.8%	Hilton	Hartford, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Norwich, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Warwick, RI	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Danbury, CT	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Mystic, CT	Mystic Partners Leaseco, LLC
	44.7%	Residence Inn	Southington, CT	Mystic Partners Leaseco, LLC
	66.7%	Springhill Suites	Waterford, CT	Mystic Partners Leaseco, LLC
	15.0%	Marriott	Hartford, CT	Mystic Partners Leaseco, LLC
Hiren Boston, LLC	50.0%	Courtyard	South Boston, MA	South Bay Boston, LLC
SB Partners, LLC	50.0%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Metro 29th Street Associates, LLC.	50.0%	Holiday Inn Express	New York, NY	Metro 29th Sublessee, LLC

Consolidated Joint Ventures
Logan Hospitality Associates, LLC	55.0%	Four Points – Sheraton	Revere/Boston, MA	Revere Hotel Group, LLC
LTD Associates One, LLC	75.0%	Springhill Suites	Williamsburg, VA	HT LTD Williamsburg One LLC
LTD Associates Two, LLC	75.0%	Residence Inn	Williamsburg, VA	HT LTD Williamsburg Two LLC

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

Principles of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all of our accounts as well as accounts of the Partnership, subsidiary partnerships and our wholly owned TRS Lessee. All significant inter-company amounts have been eliminated.

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Our examination consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; Metro 29th Sublessee, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $32,928 as of December 31, 2007.  Also, Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC, and Metro 29th Sublessee, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

Building and Improvements	7 to 40 Years
Furniture, Fixtures and Equipment	5 to 7 Years

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

Investment in Unconsolidated Joint Ventures

If it is determined that we do not have a controlling interest in a joint venture, either through our financial interest in a VIE or our voting interest in a voting interest entity, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee. Pursuant to our joint venture agreements, allocations of profits and losses of some of our investments in unconsolidated joint ventures may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds.

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

Deferred Costs

Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method.

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

Minority Interest

Minority Interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2007, 2006 and 2005 was 86.4%, 91.4% and 87.8%, respectively. At December 31, 2007, there were 6,424,915 units outstanding with a fair market value of $61,037.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company revalues the minority interest associated with the Partnership units each quarter to maintain a proportional relationship between the book value of equity associated with common shareholders relative to that of the Unit holders since both have equivalent rights and Units are convertible into shares of common stock on a one-for-one basis.

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

Although the TRS Lessee is expected to operate at a profit for Federal income tax purposes in future periods, the utilization of the deferred tax asset is not determinable. Therefore, any deferred tax assets have been reserved as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not determined whether the adoption of SFAS No. 141R will have a material effect on the Company’s financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. No. 160 is effective for fiscal years beginning after December 15, 2008.The Company has not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Land	$172,061	$135,943
Buildings and Improvements	706,038	640,666
Furniture, Fixtures and Equipment	105,979	88,179
Construction in Progress	1,541	4,359
	985,619	869,147

Less Accumulated Depreciation	(92,322)	(61,363)

Total Investment in Hotel Properties	$893,297	$807,784

Depreciation expense was $34,895, $20,120 and $10,693 for the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price	Fair Value of Assumed Debt
Residence Inn, Langhorne, PA	1/8/2007	$1,463	$12,125	$2,170	$50	$15,808	$-
Residence Inn, Carlisle, PA	1/10/2007	1,015	7,511	1,330	89	9,945	7,000
Holiday Inn Express, Chester, NY	1/25/2007	1,500	6,701	1,031	126	9,358	6,700
Hampton Inn - Seaport, New York, NY	2/1/2007	7,816	19,056	1,729	1,036	29,637	20,202
Hotel 373 and Starbucks Lease - 5th Avenue, New York, NY	6/1/2007	14,239	16,801	3,294	11	34,345	22,000
Nevins Street, Brooklyn, NY	6/11/2007 & 7/11/2007	10,650	-	-	269	10,919	6,500
Holiday Inn, Norwich, CT	7/1/2007	1,984	12,037	2,041	67	16,129	8,162
Total 2007 Wholly Owned Acquisitions		$38,667	$74,231	$11,595	$1,648	$126,141	$70,564

In connection with the 2007 acquisitions we acquired $798 in working capital. In addition to cash and assumed debt, consideration included $2,100 in deposits made in 2006. Included in the purchase price of Residence Inn, Langhorne, PA is $226 that was reimbursed to entities that are owned in part by certain executives and affiliated trustees of the Company.

Interest rates on debt assumed in the acquisition of the Residence Inn, Carlisle, PA and the Holiday Inn Express & Suites, Chester, NY were at market rates.  We assumed $19,250 in debt with the acquisition of the Hampton Inn-Seaport, New York, NY bearing interest at a fixed rate of 6.36% which was determined to be above market rates.  We recorded a premium of $952 related to the assumption of this debt. In the acquisition of Hotel 373 – 5 th Avenue, New York, NY, we assumed $22,000 in variable rate debt bearing interest at LIBOR plus 2.00% and an interest rate cap which effectively caps interest on this debt at 7.75%.  The debt matures and the interest rate cap terminates on April 9, 2009.  The interest rate cap had a fair value of $15 on the date of acquisition.  We assumed $6,500 in variable rate debt bearing interest at LIBOR plus 2.70% with the acquisition of a parcel of land on Nevins Street in Brooklyn, NY.  This parcel of land is being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (continued)

Company.  Lease income on the land includes payment of debt service on the assumed debt.  We assumed $8,162 in debt with the acquisition of the Holiday Inn, Norwich, CT which was repaid on July 30, 2007.

The Residence Inn, Carlisle, PA and the Hampton Inn-Seaport, New York, NY were acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Residence Inn, Carlisle, PA was 119,818 units in our operating partnership subsidiary valued at $11.10 per unit that were issued to sellers that are not affiliated with the Company.  Consideration paid for the Hampton Inn-Seaport, New York, NY, included 15,016 units of our operating partnership subsidiary valued at $11.20 per unit and an $8,208 note payable.  The operating partnership units were issued to certain executives and affiliated trustees of the Company and the note payable was with entities that are owned in part by certain executives and affiliated trustees of the Company.  On May 24, 2007, the note payable was fully repaid.  Interest expense of $203 was incurred on the notes payable during the year ended December 31, 2007.  Included in the consideration paid for the Hotel 373 – 5 th Avenue, New York, NY were 1,000,000 units in our operating partnership subsidiary valued at $12.32 per unit that were issued to a seller that is not affiliated with the Company.  Consideration paid for the Holiday Inn, Norwich, CT, included 659,312 units of our operating partnership subsidiary valued at $11.83, which were issued to entities that are owned in part by certain executives and affiliated trustees of the Company.

During the year ended December 31, 2006 we acquired the following wholly owned hotel properties:

2006 Acquisitions
Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt and Capital Lease
NJ and PA Portfolio	1/3/2006	$6,207	$30,988	$3,978	$125	-	$41,298	$-
Courtyard by Marriott, Scranton, PA	2/1/2006	761	7,192	831	57	-	8,841	-
Residence Inn, Tyson's Corner, VA	2/2/2006	4,283	14,476	1,240	201	-	20,200	9,596
Hilton Garden Inn, JFK Airport, NY	2/16/2006	N/A	25,019	3,621	317	226	29,183	13,000
KW Portfolio, MA	April and May 2006	4,708	22,926	3,918	198	-	31,750	9,023
Holiday Inn Express, Cambridge, MA	5/3/2006	1,956	9,793	444	-	-	12,193	-
Land, 39th and 8th Avenue, New York, NY	6/28/2006	21,774	-	-	-	-	21,774
Residence Inn, Norwood, MA	7/27/2006	1,970	11,760	1,403	53	-	15,186	8,000
Land and Building, 41st Street, New York, NY	7/28/2006	10,735	11,051	-	-	-	21,786
Hampton Inn, Brookhaven, NY	9/6/2006	3,131	17,343	980	242	-	21,696	15,455
Holiday Inn Express, Hauppauge, NY	9/1/2006	2,737	14,080	658	173	-	17,648	10,152
Courtyard by Marriott, Alexandria, VA	9/29/2006	6,376	26,089	2,578	-	-	35,043
Hampton Inn - Chelsea, New York, NY	9/29/2006	8,905	33,499	2,930	843	-	46,177	36,202
Hyatt Summerfield Suites Portfolio	12/27/2006	29,053	123,030	16,576	-	-	168,659	472

Total 2006 Wholly Owned Acquisitions		$102,596	$347,246	$39,157	$2,209	$226	$491,434	$101,900

*The $8,000 assumed mortgage for Residence Inn, Norwood was repaid in full in September 2006.

On August 29, 2003, HT/CNL Metro Hotels, LP purchased the Hampton Inn, (Manhattan) Chelsea, NY. We owned a one-third equity interest in this joint venture partnership while CNL Hospitality Partners LP (“CNL”) owned the remaining equity interests. On September 29, 2006 we acquired CNL’s remaining equity interest in the venture. Prior to the acquisition of the CNL’s remaining interest our investment in joint venture was $4,409 and was recorded in investments in joint ventures. Our share of the operating results of the venture through September 29, 2006 is included in Income from Unconsolidated Joint Ventures on the statement of operations.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

As part of the acquisition of the Hyatt Summerfield Suites Portfolio, HHLP entered into a management agreement with Lodgeworks, L.P. (Lodgeworks) to manage all seven properties in the portfolio.  Lodgeworks extended a $996 interest-free loan to HHLP for working capital contributions that is due at either the termination or expiration of the agreement.  Since the interest rate on the note payable is below the market rate of interest at the date of the acquisition, a discount of $524 was recorded on the note payable.  The discount reduces the principal balances recorded in the mortgages and notes payable and is being amortized over the remaining life of the management agreement and is recorded as interest expense.

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

On February 15, 2006, we acquired an 80% joint venture interest in an entity that owns the Hampton Inn, Philadelphia, PA. The entity that sold the 80% interest was owned, in part, by certain executives and affiliated trustees of the Company. On October 1, 2007, we acquired the remaining 20% interest from our joint venture partners. The following is the allocation of purchase price for each step of the acquisition:

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (continued)

	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total
Acquisition of 80% Interest	2/15/2006	$2,928	$21,062	$3,029	$117	$27,136
Acquisition of Remaining 20% Interest	10/1/2007	744	4,850	790	-	6,384

Consideration paid for the remaining 20% interest in the Hampton Inn, Philadelphia, PA consisted of 406,877 units of our operating partnership subsidiary valued at $10.23, which were issued to entities that are owned in part by certain executives and affiliated trustees of the Company. Prior to the acquisition of the remaining 20% interest, the Hampton Inn, Philadelphia, PA was reported as a consolidated joint venture and its assets and liabilities were included in the Company’s consolidated balance sheet and non-controlling interest of $588 was reported as Minority Interests.  As a result of acquiring the remaining 20% interest in the venture, our investment in hotel properties was increased as follows:

	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Total
Purchase Price	$744	$4,850	$790	$6,384
Less:
Net book value included in consolidated financial statements prior to acquisition	(193)	(2,396)	(220)	(2,809)
Step-up in value included in consolidated financial statements after acquisition	$551	$2,454	$570	$3,575

All of the newly acquired wholly owned hotels are leased to the TRS Lessee, and all are managed by HHMLP, except for the Courtyard by Marriott, Alexandria and the Hyatt Summerfield Suites Portfolio which are managed by unrelated third parties.

Beginning on July 1, 2006, the Holiday Inn Conference Center, New Cumberland, Pennsylvania was leased to an unrelated party under a five-year fixed rent lease agreement. Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenue and hotel operating expenses. Hotel lease revenue of $781 and $391 was recorded in the twelve months ended December 31, 2007 and 2006, respectively, related to the lease of this property.

Pro Forma Operating Results (Unaudited)

The following condensed pro forma financial data is presented as if all 2007 and 2006 acquisitions had been consummated as of January 1, 2006. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (continued)

	For the Year Ended December 31,
	2007	2006
Pro Forma Total Revenues	$244,463	$205,289

Pro Forma Income from Continuing Operations applicable to Common Shareholders	$13,343	$4,894
Income from Discontinued Operations	4,172	1,305
Pro Forma Net Income	17,515	6,199
Preferred Distributions	4,800	4,800
Pro Forma Net Income applicable to Common Shareholders	$12,715	$1,399

Pro Forma Income applicable to Common Shareholders per Common Share
Basic	$0.31	$0.05
Diluted	$0.31	$0.05

Weighted Average Common Shares Outstanding
Basic	40,718,724	27,118,264
Diluted	40,718,724	27,118,264

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2007 and December 31, 2006 our investment in unconsolidated joint ventures consisted of the following:

		Percent		Preferred	December 31,
Joint Venture	Hotel Properties	Owned		Return	2007	2006

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48%	*	11.0% cumulative	$945	$463
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%		11.0% cumulative	1,016	1,414
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%		N/A	4,148	4,871
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%		N/A	2,010	2,213
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%		8.5% non-cumulative	32,928	39,180
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48%	*	10.0% non-cumulative	2,808	2,093
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%		N/A	7,996	-
					$51,851	$50,234

*  Percent owned was 40.0% through March 31, 2007.  On April 1, 2007 our percent owned increased to 48.0%.

During the years ended December 31, 2007 and 2006 we acquired interests in the following unconsolidated joint ventures:

Joint Venture	Assets Owned by Joint Venture	Date Acquired	The Partnership's Ownership in Asset	The Partnership's Preferred Return
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	2/1/2007	50.0%	N/A
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	6/15/2006	40.0%	10.0%

On February 1, 2007 we acquired a 50.0% interest in Metro 29th Street Associates, LLC (“Metro 29th”), the lessee of the 228 room Holiday Inn Express-Manhattan, New York, NY, for approximately $6,817. Metro 29 th holds a twenty five year lease with certain renewal options at the end of the lease term.  We also acquired an option to acquire a 50% interest in the entity that owns the Holiday Inn Express-Manhattan.  The option is exercisable after February 1, 2012 or upon termination of Metro 29 th Street’s lease of the hotel and expires at the end of the lease term.  The fair value of the option was $933 at the time of acquisition and is recorded in other assets on our consolidated balance sheet.  We issued 694,766 units in our operating partnership valued at $11.15 per unit for our interest in Metro 29 th and the option.  Metro 29 th Street entered into an agreement with Metro 29 th Sublessee, LLC, a joint venture owned by 44 New England and our joint venture partner, to sublease the hotel property.  The hotel is managed by HHMLP.

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Income from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income (loss) recognized during the years ended December 31, 2007, 2006, and 2005 for our Investments in Unconsolidated Joint Ventures is as follows:

	Twelve Months Ended
	12/31/2007	12/31/2006	12/31/2005
PRA Glastonbury, LLC	$47	$(257)	$75
Inn American Hospitality at Ewing, LLC	73	160	(79)
Hiren Boston, LLC	304	(167)	(80)
SB Partners, LLC	191	(24)	(26)
Mystic Partners, LLC	1,612	1,691	61
PRA Suites at Glastonbury, LLC	(7)	(2)	-
Metro 29th Street Associates, LLC	1,256	-	-
HT/CNL Metro Hotels, LP	-	398	506

Total equity in income	$3,476	$1,799	$457

The SB Partners and Hiren Boston joint venture agreements provided for a 10% preferred return during the first two years of the ventures based on our equity interest in the ventures.  The preferred return period expired on July 1, 2007 for Hiren and October 1, 2007 for SB Partners.  Subsequent to this initial two year period, cash distributions are made 50% to us and 50% to our joint venture partners in the ventures.

The Mystic Partners joint venture agreement provides for an 8.5% non-cumulative preferred return based on our contributed equity interest in the venture. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to our joint venture partner to provide an 8.5% annual non-compounded return of their unreturned contributions. Any remaining cash available for distribution will be distributed to us 10.5% with respect to the net cash flow from the Hartford Marriott, 7.0% with respect to the Hartford Hilton and 56.7%, with respect to the remaining seven properties. Mystic Partners allocates income to us and our joint venture partner consistent with the allocation of cash distributions in accordance with the joint venture agreements.

Each of the Mystic Partners hotel properties, except the Hartford Hilton, is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England and recognized as income in the amount of 1% of operating revenues, except for the Hartford Marriott which is 0.25% of operating revenues.

The Company and our joint venture partner in Mystic Partners jointly and severally guarantee the performance of the terms of a loan to Adriaen’s Landing Hotel, LLC, owner of the Hartford Marriott, in the amount of $50,000, and 315 Trumbull Street Associates, LLC, in the amount of $27,000, if at any time during the term of the note and during such time as the net worth of Mystic Partners falls below the amount of the guarantee.  We have determined that the probability of incurring loss under this guarantee is remote and the value attributed to the guarantee is de minimis.

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007, 2006, and 2005.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Balance Sheets

	December 31,	December 31,
	2007	2006
Investment in hotel properties, net	$229,829	$244,113
Other Assets	30,000	24,496
Assets	$259,829	$268,609

Mortgages and notes payable	$221,398	$211,576
Other liabilities	12,305	11,687
Equity:
Hersha Hospitality Trust	51,851	50,234
Other	(25,725)	(4,888)

Total Liabilities and Equity	$259,829	$268,609

Statements of Operations
	Twelve Months Ended
	12/31/2007	12/31/2006	12/31/2005
Room Revenue	$98,581	$81,285	$33,493
Other Revenue	31,586	30,016	8,679
Operating Expenses	(81,873)	(74,370)	(26,261)
Interest Expense	(15,421)	(15,687)	(5,521)
Debt Extinguishment	(2,858)	-	-
Lease Expense	(5,332)	(393)	(159)
Property Taxes and Insurance	(6,159)	(5,537)	(2,781)
Federal and State Income Taxes	(141)	(224)	71
General and Administrative	(7,446)	(7,781)	(1,595)
Depreciation, Amortization, and Other	(16,680)	(16,993)	(6,318)

Net loss	$(5,743)	$(9,684)	$(392)

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved first mortgage and mezzanine lending to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 13.5% (“Development Line Funding”). As of December 31, 2007 and December 31, 2006, we had Development Loans Receivable of $58,183 and $47,016, respectively. Interest income included in interest income from development loans was $6,046, $2,487, and $3,940 for the years ended December 31, 2007, 2006, and 2005, respectively.  Accrued interest on our development loans receivable was $1,591 as of December 31, 2007 and $883 as of December 31, 2006.

As of December 31, 2007, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2007	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$10,016	10%	September 30, 2008
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	10%	October 9, 2008	*
Hilton Garden Inn - New York, NY	York Street LLC	15,000	11%	July 1, 2008
Hampton Inn - Smithfield, RI	44 Hersha Smithfield, LLC	2,000	10%	October 9, 2008	*
Homewood Suites - Newtown, PA	Reese Hotels, LLC	700	11%	June 1, 2008
Boutique Hotel - Union Square, NY	Risingsam Union Square, LLC	10,000	10%	May 31, 2008
Hilton Garden Inn/Homewood Suites - Brooklyn, NY	167 Johnson Street, LLC
Tranche 1		11,000	11%	September 21, 2008
Tranche 2		9,000	13.5%	September 24, 2008
Discount		(1,533)
Total Hilton Garden Inn/Homewood Suites - Brooklyn, NY		18,467

Total Development Loans Receivable		$58,183

* Indicates borrower is a related party

In connection with originating the $11,000 and $9,000 development loans for the Hilton Garden Inn/Homewood Suites – Brooklyn, NY, we were granted an option to acquire a 50% interest in the entity that owns the Hilton Garden Inn – Brooklyn, NY.  The option can be exercised any time during the three year period beginning on the date the property receives its certificate of occupancy or upon the borrower’s default on the development loans.  The fair value of the option was $1,688 at the time of acquisition and is recorded in other assets on our consolidated balance sheet. We recorded a discount on the development loans receivable of $1,688 which is being amortized over life of the development loan, including the two year renewal period.  Amortization of this discount is recorded as interest income from development loans on the Company’s consolidated statement of operations and was $155 for year ended December 31, 2007.

As of December 31, 2006 our development loans receivable consisted of the following:

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
		$47,016

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (continued)

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Balance at January 1,	$47,016	$32,450	$36,550
New Advances	65,700	51,616	31,325
Repayments	(53,000)	(37,050)	(30,725)
Discount recorded, net of amortization	(1,533)	-	-
Applied to Acquistion of Hotel Property	-	-	(4,700)
Balance at December 31,	$58,183	$47,016	$32,450

We acquire land and improvements and lease them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.  The land is leased under fixed lease agreements which earn rents at a minimum rental rate of 10% of our net investment in the leased property. Additional rents are paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases are recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.  Leased land and improvements are included in investment in hotel properties on our consolidated balance sheet.  As of December 31, 2007 our investment in leased land and improvements consists of the following:

	Investment In Leased Properties
Location	Land	Improvements	Other	Total Investment	Debt	Net Investment	Acquisition/ Lease Date	Lessee

440 West 41st Street, New York, NY	$10,735	$11,051	$196	$21,982	$12,100	$9,882	7/28/2006	Metro Forty First Street, LLC
39th Street and 8th Avenue, New York, NY	21,774	-	541	22,315	13,250	9,065	6/28/2006	Metro 39th Street Associates, LLC
Nevins Street, Brooklyn, NY	10,650	-	269	10,919	6,500	4,419	6/11/2007 & 7/11/2007	H Nevins Street Associates, LLC*

Total	$43,159	$11,051	$1,006	$55,216	$31,850	$23,366

* Indicates lessee is a related party

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at December 31, 2007 and 2006:

	2007	2006

Transaction Costs	$209	$252
Deposits on Hotel Acquisitions	16	2,144
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	2,581	2,438
Due from Lessees	1,986	2,318
Prepaid Expenses	3,402	3,533
Interest due on Development Loans to Non-Related Parties	1,456	12
Deposits on Property Improvement Plans	640	1,405
Hotel Purchase Option	2,620	-
Other	1,697	1,624
	$16,155	$15,274

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities or acquiring interests in hotel properties are recorded in other assets prior to the closing of the respective transactions.

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of December 31, 2007, we had $-0- in interest bearing and non interest bearing deposits. As of December 31, 2006, we had $2,000 in interest bearing deposits and $100 in non-interest bearing deposits related to the acquisition of hotel properties. The interest bearing deposit as of December 31, 2006 accrued interest at 10%.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable - Notes receivable as of December 31, 2007 and 2006 include notes receivable of $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”). Each of these notes bears interest at 8% and have maturity dates of December 31, 2008, amended from December 31, 2007.  Also included in notes receivable is a loan made to one of our unconsolidated joint venture partners in the amount of $1,120 bearing interest at 12% with a maturity date of December 27, 2008.   This loan was amended on December 31, 2007 to increase the note amount from $1,000 to $1,120, increase the interest rate from 12% to 13.5%, and extend the maturity date to December 27, 2008 from December 27, 2007.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest due on Development Loans – Interest due on development loans represents interest income due from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest due on development loans from loans extended to related parties in the amounts of $135 and $871, as of December 31, 2007 and 2006, respectively, which is included in the Due from Related Parties caption on the face of the consolidated balance sheets.

Deposits on Property Improvement Plans – Deposits on property improvement plans consists of amounts advanced to HHMLP that is to be used to fund capital expenditures as part of our property improvement programs at certain properties.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

The total mortgages payable balance at December 31, 2007, and December 31, 2006, was $567,507 and $504,523, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 8.94%. The maturities for the outstanding mortgages ranged from August 2008 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $33,767, $20,579 and $11,251 during 2007, 2006 and 2005, respectively. The mortgages are secured by first deeds of trust on various hotel properties with a combined net book value of $829,008 and $743,236 as of December 31, 2007, and 2006, respectively.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in amount of $3,793, $3,766, and $2,313 was recorded during the years ended December 31, 2007, 2006, and 2005, respectively.

Aggregate annual principal payments for the Company’s mortgages and notes payable for the five years following December 31, 2007 and thereafter are as follows:

2008	$25,670
2009	66,687
2010	31,669
2011	6,802
2012	12,144
Thereafter	476,408
Unamortized Discount	(72)
$619,308

The carrying value of the mortgages and notes payable and the line of credit exceeded the fair value by approximately $52,093 at December 31, 2007.

Revolving Line of Credit

We maintain a revolving credit facility with Commerce Bank, N.A. The credit facility bears interest at either the bank’s prime rate of interest minus 0.75% or LIBOR available for the periods of 1,2,3, or 6 months plus 2.00%, at the Company’s option. Provisions of the credit facility allow for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement.

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA, the Residence Inn, Langhorne, PA and collateral assignment of all hotel management contracts of the management companies in the event of default. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110,000; (2) a maximum accounts and other receivables from affiliates of $75,000 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of December 31, 2007. The line of credit expires on December 31, 2008. We intend to refinance remaining balances at the end of the line of credit facilities’ term.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

The Company maintained a line of credit balance of $43,700 at December 31, 2007 and $24,000 at December 31, 2006. The Company recorded interest expense of $4,239, $2,134 and $186 related to the line of credit borrowings, for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted average interest rate on our Line of Credit during the years ended December 31, 2007, 2006, and 2005 was 7.30%, 7.33%, and 6.10%, respectively.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of December 31, 2007, deferred costs were $8,048, net of accumulated amortization of $3,252.  Deferred costs were $7,525, net of accumulated amortization of $1,543, as of December 31, 2006. Amortization of deferred costs for the years ended December 31, 2007, 2006, and 2005 was $1,724, $944 and $558, respectively.

Debt Extinguishment

The Sovereign Bank Line of Credit was replaced by the Commerce Line of Credit, noted above, in January 2006. As a result of this termination, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank Line of Credit, which are included in the Loss on Debt Extinguishment caption on the face of the consolidated statement of operations for the year ended December 31, 2006.

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in the Partnership, which is indirectly the sole general partner of the subsidiary partnerships. The Company does not anticipate any losses as a result of our obligations as general partner.

Management Agreements

Our wholly owned TRS, 44 New England, engages eligible independent contractors, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. Our management agreements with HHMLP provides for a five-year term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

As of December 31, 2007, HHMLP managed 44 of the properties leased to our TRS.  HHMLP also managed three consolidated joint venture hotel properties and four unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the years ended December 31, 2007, 2006 and 2005. For the years ended December 31, 2007, 2006 and 2005, management fees incurred totaled $5,571, $4,361, and $2,887, respectively, and are recorded as Hotel Operating Expenses. In addition, the Company incurred $104 for the early termination of management contracts related to the sale of two hotels in the second quarter in 2005, $30 related to the sale of one hotel in the second quarter of 2006, $89 related to the sale of four hotels in the fourth quarter of 2006, and $107 related to the sale of the two hotels in the fourth quarter of 2007.  These fees are included in discontinued operations.

Administrative Services Agreement

Prior to July 1, 2005, under the terms of an administrative service agreement, HHMLP provided accounting and securities reporting services for the Company. The terms of the agreement provided for us to pay HHMLP an annual fee of $10 per property (prorated from the time of acquisition) for each hotel in our portfolio. On July 1, 2005, the administrative service fee was replaced by monthly accounting and information technology fees for each of our wholly owned hotels. Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. For the years ended December 31, 2007, 2006 and 2005, the Company incurred administrative services fees of $0, $0, and $140, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company incurred accounting fees of $1,408, 1,053 and $386.  For the years ended December 31, 2007, 2006 and 2005, the Company incurred information technology fees of $276, $251 and $95. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the years ended December 31, 2007, 2006, and 2005 was $16,333, $9,773 and $5,818 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Acquisitions from Affiliates

We have entered into an option agreement with some of our officers and affiliated trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 78 hotels, including 23 hotels acquired from entities controlled by our officers or trustees. Of the 23 acquisitions from these entities, 20 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are negotiated with the Acquisition Committee.

Hotel Supplies

For the years ended December 31, 2007, 2006 and 2005, we incurred expenses of $2,113, 1,686 and $969, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $149 and $66 is included in accounts payable at December 31, 2007 and 2006.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capitalized expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the years ended December 31, 2007 and 2006, we incurred fees of $292 and $155, respectively, which were capitalized in with the cost of fixed asset additions.

Due From Related Parties

The Due from Related Party balance as of December 31, 2007 and December 31, 2006 was approximately $1,256 and $4,930, respectively. The majority of the balance as of December 31, 2007 and 2006 was accrued interest due on our development loans, and the remaining due from related party balance are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of December 31, 2007 and December 31, 2006 was approximately $2,025 and $3,297, respectively. The balances as of December 31, 2007 and December 31, 2006 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the years ended December 31, 2007, 2006 and 2005, we incurred $856, $804, and $433 respectively, in hotel ground rent from continuing operations under the agreements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

2008	$606
2009	615
2010	622
2011	648
2012	681
Thereafter	66,496
$69,668

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
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 - DERIVATIVE INSTRUMENTS

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,785 as of December 31, 2007.

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

At December 31, 2007, the fair value of the interest rate swap was $120 and is included in Accounts Payable, Accrued Expenses and Other Liabilities and at December 31, 2006, the fair value of the interest rate swap was $47 and is included in Other Assets on the face of the consolidated balance sheets.   At December 31, 2007, the fair value of the interest rate cap was $1 and is included in Other Assets on the face of the consolidated balance sheets.  The change in net unrealized gains/losses was a loss of $257, a loss of $94, and a gain of $294 for the years ended December 31, 2007, 2006 and 2005, respectively, for derivatives designated as cash flow hedges which were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $15, $14 and $13 on cash flow hedges was recognized in unrealized gain/loss on derivatives during 2007, 2006 and 2005, respectively.

On June 12, 2006, we terminated an interest rate cap with a notional amount of $34,230 that served as a hedge against the variability in cash flows on a variable interest rate debt instrument due to the refinancing of the debt instrument to a fixed rate. We received $79 in cash and reclassified $58 in reduction to interest expense as a result of the termination of this cap.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $41 of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense during 2007. During 2008, the Company estimates that an additional $61 will be reclassified as a reduction to interest expense.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

On June 1, 2005, the Compensation Committee of the Board of Trustees granted 71,000 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.60 per share. As of December 31, 2007, 50% of these restricted share awards were vested.

On June 1, 2006, the Compensation Committee of the Board of Trustees granted 89,500 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $9.40 per share. As of December 31, 2007, 25% of these restricted share awards were vested.

On June 1, 2007, the Compensation Committee of the Board of Trustees granted 214,582 restricted share awards to executives.  The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant.  The fair value of the restricted share awards on the grant date was $12.32 per share.  As of December 31, 2007, none of these restricted share awards were vested.

A summary of the stock awards issued to executives of the Company under the 2004 Equity Incentive Plan are as follows:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	12/31/2007	12/31/2006	12/31/2007	12/31/2006	Period until Full Vesting
June 1, 2005	71,000	35,500	17,750	$242	$412	1.50 years
June 1, 2006	89,500	22,375	-	508	719	2.50 years
June 1, 2007	214,582	-	-	2,258	-	3.50 years
	375,082	57,875	17,750	$3,008	$1,131

Compensation expense related to stock awards issued to executives of the Company of $766, $293 and $99 was incurred during the years ended December 31, 2007, 2006 and 2005, respectively, related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of December 31, 2007 and 2006 was $3,008 and $1,131, respectively.

On January 3, 2006, 5,000 restricted shares were awarded to the Board of Trustees.  The fair value of the restricted shares on the grant date was $9.12 per share and immediately vested.  On January 2, 2007, 4,000 restricted shares were awarded to the Board of Trustees.  The fair value of the restricted shares on the grant date was $11.44 per share and immediately vested. On July 2, 2007, 4,000 restricted shares were awarded to the Board of Trustees.  The fair value of the restricted shares on the grant date was $12.12 per share and immediately vested. On January 2, 2008, 4,000 restricted shares were awarded to the Board of Trustees.  The fair value of the restricted shares on the grant date was $9.33 per share and immediately vested.  Compensation expense related to stock awards issued to the Board of Trustees of $86, $45, and $46 was incurred during the years ended December 31, 2007, 2006 and 2005.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

	Year Ended December 31,
	2007	2006	2005
Numerator:
BASIC
Income from Continuing Operations	$13,675	$3,793	$2,725
Dividends paid on unvested restricted shares	(197)	(95)	(38)
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(4,800)	(1,920)
Income (loss) from continuing operations applicable to common shareholders	8,678	(1,102)	767
Income from Discontinued Operations	4,172	1,305	572
Net Income applicable to common shareholders	$12,850	$203	$1,339

DILUTED*
Income from Continuing Operations	$13,675	$3,793	$2,725
Dividends paid on unvested restricted shares	(197)	(95)	(38)
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(4,800)	(1,920)
Income (loss) from continuing operations applicable to common shareholders	8,678	(1,102)	767
Income from Discontinued Operations	4,172	1,305	572
Net Income applicable to common shareholders	$12,850	$203	$1,339

Denominator:
Weighted average number of common shares - basic	40,718,724	27,118,264	20,293,554
Effect of dilutive securities:
Unvested stock awards	-	-	6,383

Weighted average number of common shares - diluted*	40,718,724	27,118,264	20,299,937

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - EARNINGS PER SHARE (continued)

	Year Ended December 31,
	2007	2006	2005
Earnings Per Share:
BASIC
Income (loss) from continuing operations applicable to common shareholders	$0.22	$(0.04)	$0.04
Income from Discontinued Operations	$0.10	$0.05	$0.03

Net Income applicable to common shareholders	$0.32	$0.01	$0.07

DILUTED*
Income (loss) from continuing operations applicable to common shareholders	$0.22	$(0.04)	$0.04
Income from Discontinued Operations	$0.10	$0.05	$0.03

Net Income applicable to common shareholders	$0.32	$0.01	$0.07

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Weighted average Partnership units outstanding for the year ended December 31, 2007, 2006 and 2005 were 5,464,670, 3,554,361 and 2,842,057, respectively.  Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended December 31, 2007 and 2006 since the effect of including these amounts in the denominator would be anti-dilutive to income (loss) from continuing operations applicable to common shareholders.  Unvested stock awards included in the denominator for the year ended December 31, 2005 have been calculated using the treasury stock method.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2007, 2006 and 2005 totaled $40,594, $25,349, and $10,550, respectively. The following non-cash investing and financing activities occurred during 2007, 2006 and 2005:

	2007	2006	2005
Common Shares issued as part of the Dividend Reinvestment Plan	$30	$29	$24
Issuance of Common Shares to the Board of Trustees	95	46	-
Issuance of Stock Awards	2,644	841	682
Issuance of notes receivable in disposition of hotel properties held for sale	-	1,350	1,700
Issuance of Common LP Units for acquisitions of hotel properties	25,781	9,940	-
Debt assumed in acquisition of hotel properties	70,564	101,900	30,811
Issuance of Common LP Units for acquisition of unconsolidated joint venture	6,817	-	-
Issuance of Common LP Units for acquisition of option to acquire interest in hotel property	933	-	-
Conversion of Common LP Units to Common Shares	2,369	650	46
Reallocation to minority interest	12,422	3,467	-

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT. The operating results for this hotel were reclassified to discontinued operations in the statements of operations in the statements of operations for the years ended December 31, 2006 and 2005. The hotel was acquired by the Company in January 2004 and was sold on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $61 was allocated to minority interest in HHLP.  During 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement were due through the expiration in September 2101. Subsequent to the sale of this property in the second quarter of 2006, we did not incur further lease expense.  For the years ended December 31, 2006 and 2005, we incurred $85 and $300 in hotel ground rent under this agreement, which have been reclassified to discontinued operations in the statement of operations.  The lease was assumed by the purchaser of this property.

In March of 2006, our Board of Trustees authorized management of the Company to sell four properties located in metropolitan Atlanta, Georgia. These four properties are the Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn Peachtree City.  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2006 and 2005.  These hotels were acquired by the Company in April and May 2000 and were sold during November and December 2006.  Proceeds from the sales were $18,100, and the gain on the sale was $290, of which $33 was allocated to minority interest in HHLP. Notes receivable in the aggregate amount of $1,350 were received as part of the proceeds of the sale of the Atlanta Portfolio.  Interest payments are due quarterly with repayment of the principal due upon maturity on December 31, 2008.

In September of 2007, our Board of Trustees authorized management of the Company to sell the Hampton Inn, Linden, NJ (Hampton Inn) and Fairfield Inn, Mt. Laurel, NJ (Fairfield Inn).  The Company acquired the Hampton Inn in October 2003 and the Fairfield Inn in January 2006.   The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the years ended December 31, 2007, 2006 and 2005.  Proceeds from the sales were $29,500, and the gain on the sale was $4,248, of which $503 was allocated to minority interest in HHLP.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $989, $1,915 and $1,933 of interest and capital lease expense to discontinued operations for the years ended December 31, 2007, 2006, and 2005, respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Revenue:
Hotel Operating Revenues	$6,684	$12,927	$13,718
Total Revenue	6,684	12,927	13,718

Expenses:
Interest and Capital Lease Expense	989	1,915	1,933
Hotel Operating Expenses	3,984	8,063	9,177
Hotel Ground Rent	-	85	300
Real Estate and Personal Property Taxes and Property Insurance	433	856	1,105
General and Administrative	-	-	40
Depreciation and Amortization	794	1,316	1,835
	6,200	12,235	14,390
Total Expenses

Income (Loss) from Discontinued Operations before Minority Interest	484	692	(672)
Allocation to Minority Interest	57	80	(83)

Income (Loss) from Discontinued Operations	$427	$612	$(589)

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

Common Partnership Units

Units of interest in our limited partnership are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties.  The total number of units of limited partnership interest outstanding as of December 31, 2007, 2006 and 2005 was 6,424,915; 3,835,586; and 2,834,282, respectively. These units can be converted to common shares which are issuable to the limited partners upon exercise of their redemption rights. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2007 and 2006, 306,460 and 82,077 common units were converted to Class A Common Shares, respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
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

In 2007, 2006 and 2005, 44 New England Management Company generated net operating losses (income) of $707, ($420) and $20, respectively. In 2007, 2006 and 2005, Revere Hotel Group LLC generated net operating losses of $313, $521, $670, respectively.  The Company did not record an income tax expense (benefit) for the net operating losses generated in 2007, 2006 or 2005.

There was no income tax expense (benefit) recognized by the Consolidated TRS for 2007, 2006 and 2005.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2007	2006	2005
Computed "Expected" federal tax expense (benefit) of TRS, at 35%	$(270)	$(451)	$(242)
State income taxes, net of federal income tax effect	(66)	(6)	(44)
Changes in valuation allowance	336	457	286

Total income tax expense	$-	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2007 were as follows:

	as of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$1,743	$1,476
Depreciation	(19)	-
Net deferred tax assets	1,724	1,476
Valuation allowance	(1,724)	(1,476)
Deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES (continued)

over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Consolidated TRS will not realize the benefits of these deferred tax assets at December 31, 2007.

Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Preferred Shares - 8% Series A
Ordinary income	81.98%	83.05%	85.96%
Capital Gain Distribution	18.02%	16.95%	14.04%
Common Shares - Class A
Ordinary income	48.25%	28.27%	60.83%
Return of Capital	41.14%	65.85%	29.24%
Capital Gain Distribution	10.61%	5.88%	9.93%

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$47,606	$64,722	$68,967	$61,520
Expenses	51,929	57,576	60,878	60,468
Loss (Income) from Unconsolidated Joint Ventures	(838)	1,741	1,680	893

Loss (Income) before Minority Interests and Discontinued Operations	(5,161)	8,887	9,769	1,945

Loss (Income) Allocated to Minority Holders in Continuing Operations	(992)	1,168	1,379	210
Loss (Income) from Continuing Operations	(4,169)	7,719	8,390	1,735

Loss (Income) from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(69)	76	106	4,059
Net Loss (Income)	(4,238)	7,795	8,496	5,794
Preferred Distributions	1,200	1,200	1,200	1,200
Net Loss (Income) applicable to Common Shareholders	$(5,438)	$6,595	$7,296	$4,594
Basic and diluted earnings per share:

Loss (Income) from continuing operations applicable to common shareholders	$(0.13)	$0.16	$0.18	$0.01
Discontinued Operations	-	-	-	0.10
Net Loss (Income) applicable to Common Shareholders	$(0.13)	$0.16	$0.18	$0.11
Weighted Average Common Shares Outstanding
Basic	40,537,851	40,642,569	40,807,626	40,882,090
Diluted	40,537,851	40,842,382	40,807,626	40,882,685

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$23,098	$37,149	$41,031	$40,864
Expenses	26,766	34,604	36,405	41,837
Loss (Income) from Unconsolidated Joint Ventures	(1,110)	769	1,773	367

Loss (Income) before Minority Interests and Discontinued Operations	(4,778)	3,314	6,399	(606)

Loss (Income) Allocated to Minority Holders in Continuing Operations	(1,003)	669	859	11
Loss (Income) from Continuing Operations	(3,775)	2,645	5,540	(617)
Loss (Income) from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(109)	731	240	443
Net Loss (Income)	(3,884)	3,376	5,780	(174)
Preferred Distributions	1,200	1,200	1,200	1,200
Net Loss (Income) applicable to Common Shareholders	$(5,084)	$2,176	$4,580	$(1,374)
Basic and diluted earnings per share:

Loss (Income) from continuing operations applicable to common shareholders	$(0.24)	$0.06	$0.15	$(0.05)
Discontinued Operations	(0.01)	0.03	0.01	0.01
Net Loss (Income) applicable to Common Shareholders	$(0.25)	$0.09	$0.16	$(0.04)
Weighted Average Common Shares Outstanding
Basic	20,308,225	25,469,708	28,413,553	34,115,606
Diluted	20,308,225	25,564,362	28,428,637	34,115,606

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to December 31, 2007, we acquired interests in the following hotel properties:

Brand	Location	Ownership Interest	Acquisition Date	Purchase Price	Limited Partnership Units Issued
Duane Street Hotel	New York, NY	100%	1/4/2007	$24,750	779,585
Nu Hotel	New York, NY	100%	1/14/2008	$17,240	-

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2007
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbr- ances	Land	Buildings & Improve- ments	Land	Buildings & Improve- ments	Land	Buildings & Improve- ments	Total	Buildings & Improve- ments*	Buildings & Improve- ments	Date of Acquisition

Hampton Inn, Carlisle, PA	$(3,562)	$300	$3,109	$200	$2,153	$500	$5,262	$5,762	$(1,363)	$4,399	06/01/97
Holiday Inn, New Cumberland, PA	(3,066)	412	1,234	-	3,242	412	4,476	4,888	(2,032)	2,856	12/15/94
Holiday Inn Exp, Hershey, PA	(4,238)	426	2,645	410	3,394	836	6,039	6,875	(1,479)	5,396	10/01/97
Holiday Inn Exp, New Columbia, PA	(1,623)	94	2,510	66	774	160	3,284	3,444	(802)	2,642	12/01/97
Comfort Inn, Harrisburg, PA	(2,164)	-	2,720	214	1,145	214	3,865	4,079	(936)	3,143	05/15/98
Hampton Inn, Selinsgrove, PA	(2,976)	157	2,511	93	2,346	250	4,857	5,107	(1,431)	3,676	09/12/96
Hampton Inn, Danville, PA	(2,255)	300	2,787	99	1,167	399	3,954	4,353	(938)	3,415	08/28/97
HIE & Suites, Harrisburg, PA	-	213	1,934	81	1,030	294	2,964	3,258	(695)	2,563	03/06/98
Hampton Inn, Hershey, PA	(3,177)	807	5,714	4	1,213	811	6,927	7,738	(1,317)	6,421	01/01/00
Mainstay Suites, Frederick, MD	(2,638)	262	1,049	171	2,936	433	3,985	4,418	(600)	3,818	01/01/02
Sleep Inn, KOP, PA	-	1,133	7,294	-	117	1,133	7,411	8,544	(1,223)	7,321	06/01/01
Hilton Garden Inn, Edison, NJ	(7,709)	-	12,159	-	110	-	12,269	12,269	(1,303)	10,966	10/01/04
Sheraton Four Points, Revere, MA	(7,785)	70	14,996	-	206	70	15,202	15,272	(3,272)	12,000	02/23/04
Residence Inn, Framingham, MA	(9,036)	1,325	12,737	-	317	1,325	13,054	14,379	(1,242)	13,137	03/26/04
Comfort Inn, Frederick, MD	(3,387)	450	4,342	-	44	450	4,386	4,836	(405)	4,431	05/27/04
Hilton Garden Inn, Gettysburg, PA	(5,140)	745	6,116	-	19	745	6,135	6,880	(535)	6,345	07/23/04
Hampton Inn, NYC, NY	(26,500)	5,472	23,280	-	65	5,472	23,345	28,817	(1,679)	27,138	04/01/05
Residence Inn, Greenbelt, MD	(12,302)	2,615	14,815	-	145	2,615	14,960	17,575	(1,302)	16,273	07/16/04
Fairfield Inn, Laurel, MD		927	6,120	-	996	927	7,116	8,043	(500)	7,543	01/31/05
Holiday Inn Exp, Langhorne, PA	(6,550)	1,088	6,573	-	52	1,088	6,625	7,713	(437)	7,276	05/26/05
Holiday Inn Exp, Malvern, PA	(4,070)	2,639	5,324	654	31	3,293	5,355	8,648	(351)	8,297	05/24/05
Holiday Inn Exp, KOP, PA	(12,950)	2,557	13,339	-	215	2,557	13,554	16,111	(890)	15,221	05/23/05
Courtyard Inn, Wilmington, DE	-	988	10,295	-	748	988	11,043	12,031	(691)	11,340	06/17/05
McIntosh Inn, Wilmington, DE	(12,730)	898	4,515	-	478	898	4,993	5,891	(322)	5,569	06/17/05
Residence Inn, Williamsburg, VA	(7,921)	1,911	11,625	13	625	1,924	12,250	14,174	(1,910)	12,264	11/22/05
Springhill Suites, Williamsburg, VA	(5,394)	1,430	10,293	(13)	40	1,417	10,333	11,750	(1,529)	10,221	11/22/05
Courtyard Inn, Brookline, MA	(38,913)	-	47,414	-	47	-	47,461	47,461	(3,020)	44,441	06/15/05
Courtyard Inn, Scranton, PA	(6,300)	761	7,193	-	329	761	7,522	8,283	(366)	7,917	02/01/06

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2007 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbr- ances	Land	Buildings & Improve- ments	Land	Buildings & Improve- ments	Land	Buildings & Improve- ments	Total	Buildings & Improve- ments*	Buildings & Improve- ments	Date of Acquisition

Courtyard Inn, Langhorne, PA	(15,575)	3,064	16,068	-	12	3,064	16,080	19,144	(787)	18,357	01/03/06
Fairfield Inn, Bethlehem, PA	(6,225)	1,399	6,778	-	316	1,399	7,094	8,493	(364)	8,129	01/03/06
Residence Inn, Tyson's Corner, VA	(9,249)	4,283	14,475	-	257	4,283	14,732	19,015	(690)	18,325	02/02/06
Hilton Garden Inn, JFK Airport, NY	(21,000)	-	25,018	-	282	-	25,300	25,300	(1,200)	24,100	02/16/06
Hawthorne Suites, Franklin, MA	(8,500)	1,872	8,968	-	11	1,872	8,979	10,851	(384)	10,467	04/25/06
Comfort Inn, Dartmouth, MA	(3,145)	902	3,525	-	437	902	3,962	4,864	(166)	4,698	05/01/06
Residence Inn, Dartmouth, MA	(9,073)	1,933	10,434	-	80	1,933	10,514	12,447	(428)	12,019	05/01/06
Holiday Inn Exp, Cambridge, MA	(8,389)	1,956	9,793	-	281	1,956	10,074	12,030	(414)	11,616	05/03/06
Residence Inn, Norwood, MA	-	1,970	11,761	-	9	1,970	11,770	13,740	(429)	13,311	07/27/06
Hampton Inn, Brookhaven, NY	(15,089)	3,130	17,345	-	140	3,130	17,485	20,615	(565)	20,050	09/06/06
Holiday Inn Exp, Hauppage, NY	(10,358)	2,737	14,080	-	166	2,737	14,246	16,983	(461)	16,522	09/01/06
Residence Inn, Langhorne, PA	-	1,463	12,094	-	106	1,463	12,200	13,663	(306)	13,357	01/08/07
Hampton Inn, Chelsea, NY	(36,000)	8,905	33,500	-	303	8,905	33,803	42,708	(1,102)	41,606	09/29/06
Hyatt Summerfield Suites, Bridgewater, NJ	(14,492)	3,373	19,685	-	131	3,373	19,816	23,189	(496)	22,693	12/28/06
Hyatt Summerfield Suites, Charlotte, NC	(7,330)	770	7,315	-	495	770	7,810	8,580	(196)	8,384	12/28/06
Hyatt Summerfield Suites, Gaithersburg, MD	(13,720)	2,912	16,001	-	290	2,912	16,291	19,203	(428)	18,775	12/28/06
Hyatt Summerfield Suites, Pleasant Hills, CA	(20,160)	6,216	17,229	-	101	6,216	17,330	23,546	(434)	23,112	12/28/06
Hyatt Summerfield Suites, Pleasanton, CA	(14,490)	3,941	12,560	-	107	3,941	12,667	16,608	(317)	16,291	12/28/06
Hyatt Summerfield Suites, Scottsdale, AZ	(16,778)	3,060	19,968	-	126	3,060	20,094	23,154	(503)	22,651	12/28/06
Hyatt Summerfield Suites, White Plains, NY	(33,030)	8,823	30,273	-	108	8,823	30,381	39,204	(761)	38,443	12/28/06
HIE & Suites, Chester, NY	(6,700)	1,500	6,671	-	34	1,500	6,705	8,205	(154)	8,051	01/25/07
Residence Inn, Carlisle, PA	(7,000)	1,015	7,511	-	20	1,015	7,531	8,546	(185)	8,361	01/10/07
Hampton Inn, Seaport, NY	(19,250)	7,816	19,040	-	63	7,816	19,103	26,919	(441)	26,478	02/01/07
Hotel 373-5th Ave, NYC, NY	(22,000)	14,239	16,778	-	56	14,239	16,834	31,073	(246)	30,827	06/01/07
Holiday Inn, Norwich, CT	-	1,984	12,037	-	20	1,984	12,057	14,041	(151)	13,890	07/01/07
Hampton Inn, Philadelphia, PA	-	3,490	24,382	-	2,809	3,490	27,191	30,681	(3,660)	27,021	02/15/06

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2007 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbr- ances	Land	Buildings & Improve- ments	Land	Buildings & Improve- ments	Land	Buildings & Improve- ments	Total	Buildings & Improve- ments*	Buildings & Improve- ments	Date of Acquisition

Courtyard Inn, Alexandria, VA	(25,000)	6,376	26,089	-	24	6,376	26,113	32,489	(843)	31,646	09/29/06
8th Ave Land, NYC, NY	(13,250)	21,575	-	-	198	21,575	198	21,773	(7)	21,766	06/28/06
41st Street Facility, NYC, NY	(12,100)	10,735	11,051	-	-	10,735	11,051	21,786	(403)	21,383	07/28/06
Nevins Street Land, Brooklyn, NY	(6,500)	10,650	-	-	-	10,650	-	10,650	-	10,650	06/11/07 & 07/11/07

Total Investment in Real Estate	$(566,789)	$170,069	$675,072	$1,992	$30,966	$172,061	$706,038	$878,099	$(49,091)	$829,008

*  Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2007 (continued)
[IN THOUSANDS]

	2007	2006	2005
Reconciliation of Real Estate
Balance at beginning of year	$776,609	$318,865	$178,935
Additions during the year	125,175	479,028	158,095
Dispositions During the year	(23,685)	(21,284)	(20,809)
Investments in real estate	878,099	776,609	316,221
Assets held for sale	-	-	2,644
Total Real Estate	$878,099	$776,609	$318,865

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$33,373	$21,727	$14,418
Depreciation for year	17,252	14,390	8,152
Accumulated Depreciation on Assets Sold	(1,534)	(2,744)	(843)
Balance at the end of year	$49,091	$33,373	$21,727

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2007, 2006 and 2005 is approximately $817,805, 676,415, and 252,444, respectively.

Depreciation is computed based upon the following useful lives:

Buildings and Improvements	7 to 40 years

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2007. Based on that evaluation, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Index

(c)           Audit Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 11, 2008

(d)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Item 9B.         Other Information

None.

Index

PART III

Item 10.          Trustees, Executive Officers and Corporate Governance

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2008 Annual Meeting of Shareholders.

Item 11.          Executive Compensation

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2008 Annual Meeting of Shareholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2008 Annual Meeting of Shareholders.

Item 13.          Certain Relationships and Related Transactions, and Trustee Independence

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2008 Annual Meeting of Shareholders.

Item 14.          Principal Accountant Fees and Services

Incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2008 Annual Meeting of Shareholders.

Index

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)         Documents filed as part of this report.

1.           Financial Reports:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2.           Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2007

(b)         Exhibits

              The Exhibits listed in the accompanying “Index of Exhibits” on pages 98 through 104 hereof are filed and incorporated by reference as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 13, 2008	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Hasu P. Shah	Chairman of the Board	March 13, 2008
Hasu P. Shah

/s/ Jay H. Shah	Trustee and Chief Executive Officer (Principal Executive Officer)	March 13, 2008
Jay H. Shah

/s/ Thomas S. Capello	Trustee	March 13, 2008
Thomas S. Capello

/s/ John M. Sabin	Trustee	March 13, 2008
John M. Sabin

/s/ Donald J. Landry	Trustee	March 13, 2008
Donald J. Landry

/s/ Michael A. Leven	Trustee	March 13, 2008
Michael A. Leven

/s/ Kiran P. Patel	Trustee	March 13, 2008
Kiran P. Patel

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	March 13, 2008
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2008
Michael R. Gillespie

Index

INDEX OF EXHIBITS

3.1
Amended and Restated Declaration of Trust, as amended. (filed with the SEC as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed April 6, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

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

Index

INDEX OF EXHIBITS (continued)

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

10.12
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of King of Prussia, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.13
Purchase and Sale Agreement, dated April 28, 2005, by and between McIntosh Inn of Malvern, Inc., a Pennsylvania corporation, and Hersha Hospitality Limited Partnership, a Virginia limited partnership (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

Index

INDEX OF EXHIBITS (continued)

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

10.17
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

10.19
Placement Agreement, dated as of May 31, 2005, among the Company, the Trust and Credit Suisse First Boston LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.20
Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Group Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.21
Form of Limited Liability Company Agreement of Mystic Partners, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.22
Form of Management Agreement between Lessee and Waterford Hotel Group, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.23
Form of Limited Liability Company Agreement of Leaseco, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

Index

INDEX OF EXHIBITS (continued)

10.24
Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, by and between Hersha Hospitality Trust and Hersha Hospitality Limited Partnership, dated August 5, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.25
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

10.26
Revolving Credit Loan and Security Agreement, dated January 17, 2006, by and between Hersha Hospitality Limited Partnership, Hersha Hospitality Trust and Commerce Bank N.A (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 23, 2006, (SEC File No. 001-14765) and incorporated by reference herein).

10.27
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

10.28
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

10.29
Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC; Waterford Hospitality Group, LLC and First American Title Insurance Company (filed as Exhibit 10.5 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.30
Second Amendment to Limited Liability Company Operating Agreement of Mystic Partners, LLC, dated February 8, 2006 (filed as Exhibit 10.6 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.31
First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.32
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.8 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

Index

INDEX OF EXHIBITS (continued)

10.33
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.9 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.34
Supplemental Limited Joinder, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors LLC (filed as Exhibit 10.10 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.35	Hersha Hospitality Trust 2004 Equity Incentive Plan (filed as Appendix A to the Proxy Statement on Schedule 14A filed April 22, 2004 ( SEC File No. 001-14765) and incorporated by reference herein). †

10.36
Contribution Agreement, dated as of May 3, 2006, by and among Kiran P. Patel, Hasu P. Shah, Bharat C. Mehta, Kanti D. Patel, 44 Cambridge Associates LLC and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 3, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.37
Purchase and Sale Agreement, dated July 11, 2006, by and between CNL Hospitality Partners, LP and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 11, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.38
Purchase and Sale Agreement, dated as of the 18th day of December, 2006, between Bridgeworks Hotelworks Associates, L.P., Charlotte Hotelworks Associates, L.P., Gaithersburg Hotelworks Associates, L.P., Pleasant Hill Lodging Partners, L.P., Pleasanton Hotelworks Associates, L.P., Scottsdale Hotelworks Associates, L.P., and Harrison Hotelworks Associates, L.P., and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 18, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.39
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

10.40
Purchase and Sale Agreement, dated as of  January 17, 2007, between BCM, LLC, HPS Seaport LLC and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 17, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.41
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

10.42
Amended and Restated Purchase and Sale Agreement, dated as of  February 1, 2007, between BCM, LLC, HPS Seaport LLC and SEAPORT HOSPITALITY, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

Index

INDEX OF EXHIBITS (continued)

10.43
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

10.45
Contribution Agreement, dated as of July 1, 2007, by and among Hersha Norwich Associates, LLC; Kirit Patel; Ashwin Shah; K&D Investment Associates, L.L.C. and Hersha Hospitality Limited Partnership and 44 Norwich Manager, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.46
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Hasu P. Shah (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.47
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Jay H. Shah (filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.48
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Neil H. Shah (filed as Exhibit 10.3 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.49
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Ashish R. Parikh (filed as Exhibit 10.4 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.50
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Michael R. Gillespie (filed as Exhibit 10.5 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.51
Contribution Agreement, dated as of July 1, 2007, by and among Hersha Norwich Associates, LLC; Kirit Patel; Ashwin Shah; K&D Investment Associates, LLC and Hersha Hospitality Limited Partnership and 44 Norwich Manager, LLC. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.52
Contribution Agreement, dated as of October 1, 2007, by and among 3344 Associates and Hersha Hospitality Limited Partnership (filed as Exhibit 99.1 to the Current Report on Form 8-K filed October 9, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.53
Contribution Agreement, dated as of January 8, 2008, by and among Shree Associates, Kunj Associates, Shanti III Associates, Trust FBO Sajni Mehta Browne under the Bharat and Devyani Mehta 2005 Trust dated January 13, 2006, Trust FBO Neelay Mehta under the Bharat and Devyani Mehta 2005 Trust dated January 13, 2006, Trust FBO Jay H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, Trust FBO Neil H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, PLM Associates LLC, David L. Desfor and Ashish R. Parikh and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on form 8-K filed January 10, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

Index

INDEX OF EXHIBITS (continued)

21.1	List of Subsidiaries of the Registrant.**

23.1	Consent of KPMG LLP.**

23.2	Consent of Pricewaterhouse Coopers LLP.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Consolidated Financial Statements of Mystic Partners, LLC and Subsidiaries.**

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.