Form 10-Q
period 2008-03-31
HERSHA HOSPITALITY TRUST
filed 2008-05-09
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
☐ Yes  ☒ No

As of March 31, 2008, the number of Priority Class A Common Shares of Beneficial Interest outstanding was 41,208,543.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2008 [UNAUDITED] AND DECEMBER 31, 2007
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	March 31, 2008	December 31, 2007
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$930,589	$893,297
Investment in Joint Ventures	49,798	51,851
Development Loans Receivable	71,024	58,183
Cash and Cash Equivalents	12,608	12,327
Escrow Deposits	12,848	13,706
Hotel Accounts Receivable, net of allowance for doubtful accounts of $38 and $47	9,556	7,165
Deferred Costs, net of Accumulated Amortization of $3,684 and $3,252	7,847	8,048
Due from Related Parties	2,374	1,256
Intangible Assets, net of Accumulated Amortization of $818 and $764	5,578	5,619
Other Assets	16,529	16,155

Total Assets	$1,118,751	$1,067,607

Liabilities and Shareholders’ Equity:
Line of Credit	$74,100	$43,700
Mortgages and Notes Payable, net of unamortized discount of $70 and $72	647,867	619,308
Accounts Payable, Accrued Expenses and Other Liabilities	17,311	17,728
Dividends and Distributions Payable	9,688	9,688
Due to Related Parties	1,497	2,025

Total Liabilities	750,463	692,449

Minority Interests:
Common Units	$46,308	$42,845
Interest in Consolidated Joint Ventures	1,408	1,908

Total Minority Interests	47,716	44,753

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 Shares Authorized, 41,208,543 and 41,203,612 Shares Issued and Outstanding at March 31, 2008 and December 31, 2007, respectively	412	412
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	(260)	(23)
Additional Paid-in Capital	399,028	397,127
Distributions in Excess of Net Income	(78,632)	(67,135)

Total Shareholders' Equity	320,572	330,405

Total Liabilities and Shareholders’ Equity	$1,118,751	$1,067,607

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2008	2007
Revenue:
Hotel Operating Revenues	$51,919	$44,799
Interest Income from Development Loans	2,020	1,303
Land Lease Revenue	1,334	1,088
Hotel Lease Revenue	137	137
Other Revenues	252	142
Total Revenues	55,662	47,469

Operating Expenses:
Hotel Operating Expenses	32,432	28,114
Hotel Ground Rent	226	249
Land Lease Expense	749	614
Real Estate and Personal Property Taxes and Property Insurance	3,182	2,747
General and Administrative	1,903	2,211
Depreciation and Amortization	9,622	7,957
Total Operating Expenses	48,114	41,892

Operating Income	7,548	5,577

Interest Income	82	137
Interest Expense	10,777	10,037

Loss before loss from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	(3,147)	(4,323)

Loss from Unconsolidated Joint Venture Investments	(738)	(838)

Loss before Minority Interests and Discontinued Operations	(3,885)	(5,161)

Loss allocated to Minority Interests in Continuing Operations	(1,006)	(992)
Loss from Continuing Operations	(2,879)	(4,169)

Discontinued Operations, net of minority interests (Note 12):
Loss from Discontinued Operations	-	(69)

Net Loss	(2,879)	(4,238)
Preferred Distributions	1,200	1,200

Net Loss applicable to Common Shareholders	$(4,079)	$(5,438)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS

	2008		2007
Earnings Per Share:
BASIC
Loss from continuing operations applicable to common shareholders	$(0.10)		$(0.13)
Loss from Discontinued Operations	$-		$-

Net Loss applicable to common shareholders	$(0.10)		$(0.13)

DILUTED*
Loss from continuing operations applicable to common shareholders	$(0.10)	*	$(0.13)	*
Loss from Discontinued Operations	$-	*	$-	*

Net Loss applicable to common shareholders	$(0.10)	*	$(0.13)	*

Weighted Average Common Shares Outstanding:
Basic	40,891,140		40,537,851
Diluted	40,891,140	*	40,537,851	*

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Partnership units outstanding for the three months ended March 31, 2008 and 2007 were 7,178,799 and 4,404,557, respectively.   Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2008 and 2007 since the effect of including these amounts in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders. For the three months ended March 31, 2008 and 2007, 12,954 and 54,870 weighted average unvested stock awards, respectively, have been omitted.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS]

	2008	2007
Operating activities:
Net Loss	$(2,879)	$(4,238)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,594	8,208
Amortization	373	369
Loss allocated to minority interests	(1,006)	(999)
Equity in loss of unconsolidated joint ventures	738	838
Distributions from unconsolidated joint ventures	500	-
Loss (gain) recognized on change in fair value of derivative instrument	151	(18)
Stock based compensation expense	314	107
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(2,388)	(3,613)
Escrows	858	(132)
Other assets	(274)	(717)
Due from related party	(1,118)	4,230
Increase (decrease) in:
Due to related party	(528)	(1,637)
Accounts payable and accrued expenses	(663)	1,749
Net cash provided by operating activities	3,672	4,147

Investing activities:
Purchase of hotel property assets	(34,460)	(26,261)
Capital expenditures	(3,188)	(3,459)
Investment in construction in progress	(640)	-
Deposits on hotel acquisitions	-	(9,496)
Cash paid for franchise fee intangible	(13)	(5)
Repayment of notes receivable	-	5
Investment in development loans receivable	(12,700)	(9,000)
Repayment of development loans receivable	-	1,000
Distributions from unconsolidated joint venture	912	1,233
Advances and capital contributions to unconsolidated joint ventures	(96)	(97)
Net used in investing activities	(50,185)	(46,080)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	30,400	21,550
Principal repayment of mortgages and notes payable	(1,119)	(816)
Proceeds from mortgages and notes payable	27,491	28,543
Cash paid for deferred financing costs	(71)	(87)
Dividends paid on common shares	(7,410)	(7,314)
Dividends paid on preferred shares	(1,200)	(1,200)
Distributions paid on common partnership units	(1,297)	(690)
Net cash provided by financing activities	46,794	39,986

Net increase (decrease) in cash and cash equivalents	281	(1,947)
Cash and cash equivalents - beginning of period	12,327	10,316

Cash and cash equivalents - end of period	$12,608	$8,369

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of FAS 157 related to non-financial assets and liabilities.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

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

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No.160 is effective for fiscal years beginning after December 15, 2008.The Company has not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS No. 161 will have on the Company’s consolidated financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Land	$181,134	$172,061
Buildings and Improvements	721,165	706,038
Furniture, Fixtures and Equipment	110,357	105,979
Construction in Progress	19,848	1,541
	1,032,504	985,619

Less Accumulated Depreciation	(101,915)	(92,322)

Total Investment in Hotel Properties	$930,589	$893,297

2008 Transactions

During the three months ended March 31, 2008 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Construction in Progress	Total Purchase Price
Duane Street Hotel, TriBeCa, New York, NY	1/4/2008	$9,073	$12,296	$2,506	$-	$23,875
Nu Hotel, Brooklyn, NY	1/14/2008	-	-	-	17,343	17,343
Total 2008 Wholly Owned Acquisitions		$9,073	$12,296	$2,506	$17,343	$41,218

In connection with the 2008 acquisitions we acquired $103 in working capital.

The Duane Street Hotel, TriBeCa, New York, NY was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Duane Street Hotel were 779,585 limited partnership units in Hersha Hospitality Limited Partnership ("HHLP"), our operating partnership subsidiary, valued at $6,862. The limited partnership units were issued to certain executives and affiliated trustees of the Company.  In connection with the acquisition of the Duane Street Hotel, the Company entered into a $15,000 fixed rate mortgage with interest at 7.15%.  The mortgage matures in February of 2018 and is interest only for the first three years.

Upon acquisition of the Nu Hotel, located in Brooklyn, NY, we commenced renovations of the hotel and have classified the acquisition and renovations costs as construction in progress in investments in hotel properties on the consolidated balance sheet.  Costs associated with the building while it is being renovated, including interest, are being capitalized.  On the date the property is put into service all costs will be reclassified to building and improvements and furniture, fixtures and equipment and will be depreciated over their respective useful lives.  In connection with the acquisition of the Nu Hotel the Company entered into an $18,000 variable rate mortgage debt facility with interest at LIBOR plus 2.00%.  Principal of $13,240 was drawn on the date of acquisition, with the remainder of the balance to be drawn upon as renovation costs are incurred.  The mortgage requires the payment of interest only and matures in January of 2011.

On December 28, 2006, we closed on the acquisition of seven Summerfield Suites. The purchase agreement for this acquisition contains certain provisions that entitle the seller to an earn-out payment of up to $6,000 based on the Net Operating Income of the properties, as defined in the purchase agreement. The earn-out period expires on December 31, 2009. On January 8, 2007, we closed on the acquisition of the Residence Inn, Langhorne, PA. The purchase agreement for this acquisition contains certain provisions that entitle the seller to an earn-out payment of up to $1,000 based on the Net Operating Income of the property, as defined in the purchase agreement. The earn-out period expires on August 31, 2008. We are currently unable to determine whether amounts will be paid under these two earn-out provisions since significant time remains until the expiration of the earn-out periods. Due to uncertainty of the amounts that will ultimately be paid, no accrual has been

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

recorded on the consolidated balance sheet for amounts due under these earn-out provisions. In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

The newly acquired hotels are leased to our wholly owned taxable REIT subsidiary (“TRS”), 44 New England Management Company and all are managed by Hersha Hospitality Management, LP (“HHMLP”).  HHMLP is owned by three of the Company’s executives, two of its affiliated trustees and other investors that are not affiliated with the Company.

The following condensed pro forma financial data is presented as if all 2008 and 2007 acquisitions had been consummated as of January 1, 2007. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended March 31,
	2008	2007
Pro Forma Total Revenues	$55,744	$48,607

Pro Forma Loss from Continuing Operations applicable to Common Shareholders	$(2,879)	$(4,457)
Loss from Discontinued Operations	-	(69)
Pro Forma Net Loss	(2,879)	(4,526)
Preferred Distributions	1,200	1,200
Pro Forma Net Loss applicable to Common Shareholders	$(4,079)	$(5,726)

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$(0.10)	$(0.14)
Diluted	$(0.10)	$(0.14)

Weighted Average Common Shares Outstanding
Basic	40,891,140	40,537,851
Diluted	40,891,140	40,537,851

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of March 31, 2008 and December 31, 2007 our investment in unconsolidated joint ventures consists of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2008	2007

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$949	$945
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	807	1,016
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	3,869	4,148
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,927	2,010
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	31,844	32,928
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	2,806	2,808
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,596	7,996
				$49,798	$51,851

Income from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income (loss) recognized during the three months ended March 31, 2008 and 2007 for our Investments in Unconsolidated Joint Ventures is as follows:

	Three Months Ended
	3/31/2008	3/31/2007
PRA Glastonbury, LLC	$5	$6
Inn American Hospitality at Ewing, LLC	(59)	(11)
Hiren Boston, LLC	(280)	(246)
SB Partners, LLC	(83)	(129)
Mystic Partners, LLC	(405)	(408)
PRA Suites at Glastonbury, LLC	(2)	(1)
Metro 29th Street Associates, LLC	86	(49)

Total equity in loss	$(738)	$(838)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

Balance Sheets
	March 31,	December 31,
	2008	2007
Assets
Investment in hotel properties, net	$226,951	$229,829
Other Assets	28,524	30,000
Total Assets	$255,475	$259,829

Liabilities and Equity
Mortgages and notes payable	$221,355	$221,398
Other liabilities	13,990	12,305
Equity:
Hersha Hospitality Trust	49,797	51,851
Other	(29,667)	(25,725)

Total Liabilities and Equity	$255,475	$259,829

Statements of Operations
	Three Months Ended
	3/31/2008	3/31/2007
Room Revenue	$22,484	$18,922
Other Revenue	7,323	7,031
Operating Expenses	(20,161)	(18,014)
Interest Expense	(3,489)	(3,750)
Lease Expense	(1,374)	(919)
Property Taxes and Insurance	(1,701)	(1,415)
Depreciation and Amortization	(3,880)	(3,808)
General and Administrative	(1,893)	(1,662)

Net loss	$(2,691)	$(3,615)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved mortgage lending to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10.0% to 15.0% (“Development Line Funding”). As of March 31, 2008 and December 31, 2007, we had Development Loans Receivable of $71,024 and $58,183, respectively. Interest income included in “Interest Income from Development Loans,” was $2,020 and $1,303 for the three months ended March 31, 2008 and 2007, respectively. Accrued interest on our development loans receivable was $2,175 as of March 31, 2008 and $1,591 as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, our development loans receivable balance consisted of the following:

Hotel Property	Borrower	Principal Outstanding 3/31/2008	Principal Outstanding 12/31/2007	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$10,016	$10,016	10%	September 30, 2008
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	2,000	10%	October 9, 2008	*
Hilton Garden Inn - New York, NY	York Street LLC	15,000	15,000	11%	July 1, 2008
Hampton Inn - Smithfield, RI	44 Hersha Smithfield, LLC	2,000	2,000	10%	October 9, 2008	*
Homewood Suites - Newtown, PA	Reese Hotels, LLC	1,000	700	11%	April 22, 2009
Boutique Hotel - Union Square, NY	Risingsam Union Square, LLC	10,000	10,000	10%	May 31, 2008
Comfort Inn & Suites - Washington, DC	44 Washington Associates, LLC	3,400	-	15%	January 22, 2009
Hyatt Place - Manhattan, NY	Brisam East 52, LLC	9,000	-	10%	January 16, 2009

Hilton Garden Inn/Homewood Suites - Brooklyn, NY	167 Johnson Street, LLC
Tranche 1		11,000	11,000	11%	September 21, 2008
Tranche 2		9,000	9,000	13.5%	September 24, 2008
Discount		(1,392)	(1,533)
Total Hilton Garden Inn/Homewood Suites - Brooklyn, NY		18,608	18,467

Total Development Loans Receivable		$71,024	$58,183

* Indicates borrower is a related party

In April of 2008, the Sheraton- JFK Airport, NY development loan receivable with Risingsam Hospitality, LLC was repaid in its entirety, including all accrued interest.

In connection with originating the $11,000 and $9,000 development loans in September 2007 for the Hilton Garden Inn/Homewood Suites – Brooklyn, NY, we were granted an option to acquire a 50% interest in the entity that owns the Hilton Garden Inn – Brooklyn, NY.  The option can be exercised any time during the three year period beginning on the date the property receives its certificate of occupancy or upon the borrower’s default on the development loans.  The fair value of the option was $1,688 at the time of acquisition and is recorded in other assets on our consolidated balance sheet. We recorded a discount on the development loans receivable of $1,688 which is being amortized over life of the development loan, including the two year renewal period.  Amortization of this discount is recorded as interest income from development loans on the Company’s consolidated statement of operations and was $141 for the three months ended March 31, 2008.

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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

Leased land and improvements are included in investment in hotel properties on our consolidated balance sheets as of March 31, 2008 and December 31, 2007:

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

* Indicates lessee is a related party

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Transaction Costs	$288	$209
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	2,541	2,581
Due from Lessees	1,654	1,986
Prepaid Expenses	2,989	3,402
Interest due on Development Loans to Non-Related Parties	1,986	1,456
Deposits on Property Improvement Plans	1,018	640
Hotel Purchase Option	2,620	2,620
Other	1,885	1,713
	$16,529	$16,155

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

Notes Receivable - Notes receivable as of March 31, 2008 and December 31, 2007 include notes receivable of $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  Each of these notes bears interest at 8% and have maturity dates of December 31, 2008.  Also included in notes receivable is a loan made to one of our unconsolidated joint venture partners in the amount of $1,120 bearing interest at 13.5% with a maturity date of December 27, 2008.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest due on Development Loans– Interest due on development loans represents interest income due from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest due on development loans from loans extended to related parties in the amounts of $189 and $4, as of March 31, 2008 and 2007, respectively, which is included in the Due From Related Parties caption on the face of the consolidated balance sheets.

Deposits on Property Improvement Plans – Deposits on property improvement plans consists of amounts to be capitalized as part of our property improvement programs at certain properties, including capitalized interest and advances to HHMLP and other affiliated entities we contract with to perform construction services.

Hotel Purchase Option – We have options to acquire interests in two hotel properties at fixed purchase prices.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balance at March 31, 2008, and December 31, 2007, was $596,060 and $567,507, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 8.94%. The maturities for the outstanding mortgages ranged from August 2008 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $8,610 and $7,934 during the three months ended March 31, 2008 and 2007, respectively.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in amount of $898 and $956 was recorded during the three months ended March 31, 2008 and 2007, respectively.

The carrying value of the mortgages and notes payable exceeded the fair value by approximately $51,130 at March 31, 2008.

Revolving Line of Credit

We maintain a revolving credit facility with Commerce Bank, N.A. The credit facility bears interest at either the Wall Street Journal's prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%, at the Company’s option. Provisions of the credit facility allow for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement.

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA, the Residence Inn, Langhorne, PA and collateral assignment of all hotel management contracts of the management companies in the event of default. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110,000; (2) a maximum accounts and other receivables from affiliates of $75,000 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of March 31, 2008. The line of credit expires on December 31, 2008. We intend to refinance the line of credit prior to December 31, 2008.

The Company maintained a line of credit balance of $74,100 at March 31, 2008 and $43,700 at December 31, 2007. The Company recorded interest expense of $906 and $950 related to the line of credit borrowings, for the three months ended March 31, 2008 and 2007, respectively.  The weighted average interest rate on our Line of Credit for the three months ended March 31, 2008 and 2007 was 6.14% and 7.50%, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at its properties.  Interest incurred on mortgages and the revolving line of credit that relate to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended March 31, 2008 and 2007, we capitalized $242 and $-0- of interest expense related to these projects, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of March 31, 2008, deferred costs were $7,847, net of accumulated amortization of $3,684. Deferred costs were $8,048 net of accumulated amortization of $3,252, as of December 31, 2007. Amortization of deferred costs for the three months ended March 31, 2008 and 2007 was $432 and $331 respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (the “Partnership”) , which is indirectly the sole general partner of the subsidiary partnerships. At March 31, 2008, there were 7,204,500 non-controlling units outstanding with a fair market value of $65,057, based on the price per share of our common shares on the American Stock Exchange on such date.  These units are redeemable for our common shares on a one-for-one basis. The Company does not anticipate any losses as a result of our obligations as general partner in the Partnership.

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

As of March 31, 2008, HHMLP managed forty five of the properties leased to our TRS.  HHMLP also managed three consolidated joint venture hotel properties and four unconsolidated joint venture hotel properties in which we maintain an investment. For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, management fees incurred totaled $1,194 and $1,039, respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

The hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended March 31, 2008 and 2007 was $3,553 and $3,273 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended March 31, 2008 and 2007, the Company incurred accounting fees of $341 and $330, respectively, and incurred information technology fees of $75 and $66, respectively. Accounting and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended March 31, 2008 and 2007, we incurred fees of $66 and $39, respectively, which were capitalized in with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Acquisitions from Affiliates

We have entered into an option agreement with each of our officers and affiliated trustees such that we obtain a first right of refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 80 hotels, including 24 hotels acquired from entities controlled by our officers or affiliated trustees. Of the 24 acquisitions from these entities, 21 were newly-constructed or newly-renovated by these entities prior to our acquisition. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

Hotel Supplies

For the three months ended March 31, 2008 and 2007, we incurred expenses of $455 and $346, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $59 and $149 is included in accounts payable at March 31, 2008 and December 31, 2007, respectively.

Due From Related Parties

The Due from Related Party balance as of March 31, 2008 and December 31, 2007 was approximately $2,374 and $1,256 respectively. The majority of the balance as of March 31, 2008 and December 31, 2007 were receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of March 31, 2008 and December 31, 2007 was approximately $1,497 and $2,025, respectively. The balances as of March 31, 2008 and December 31, 2007 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  Both land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended March 31, 2008 and 2007, we incurred $226 and $249, respectively, in hotel ground rent expense under these agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — DERIVATIVE INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses interest rate swaps and caps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

On January 15, 2008, we entered into an interest rate swap agreement that fixes the interest rate on the variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 2.0%, originated to finance the acquisition of the Nu Hotel, Brooklyn, NY.  Under the terms of this interest rate swap, we pay fixed rate interest of 3.245% on the $13,240 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 5.245%.

On February 1, 2008, we entered into an interest rate swap agreement that fixes the interest rate on a $40,000 portion of our floating revolving credit facility with Commerce Bank, which bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of this interest rate swap, we pay fixed rate interest of 2.6275% on the $40,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on this portion of the line of credit at a rate of 4.6275%.

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,745 as of March 31, 2008.  We entered into this interest rate swap in July of 2004 and designated it as a cash flow hedge in November of 2004 when the fair value of the swap was a liability of $342, causing ineffectiveness in the hedge relationship.  Prior to three months ended March 31, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  During the three months ended March 31, 2008, the hedge relationship was no longer deemed to be effective.  The change in fair value of the interest rate swap for the three months ended March 31, 2008 was $137 and was recorded in Interest Expense on the Statement of Operations.

At March 31, 2008 and December 31, 2007, the fair value of the interest rate swaps and cap were:

				Value
Date of Transaction	Hedged Debt	Type	Maturity Date	3/31/2008	12/31/2007
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	$(257)	$(120)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	April 9, 2009	-	1
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 12, 2009	(108)	-
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	(143)	-
				$(508)	$(119)

The fair value of the cap is included in Other Assets and the fair value of the swaps are included in Accounts Payable, Accrued Expenses and Other Liabilities at March 31, 2008 and December 31, 2007.

The change in net unrealized gains/losses was a loss of $238 and $46 for the three months ended March 31, 2008 and 2007, respectively, for derivatives designated as cash flow hedges which were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $144 and $3 on cash flow hedges was recognized in interest expense for the three months ended March 31, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 — SHARE-BASED PAYMENTS

The following table summarizes the stock awards issued to executives of the Company pursuant to the 2004 Equity Incentive Plan as of March 31, 2008:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	3/31/2008	12/31/2007	3/31/2008	12/31/2007	Period until Full Vesting
June 1, 2005	71,000	35,500	35,500	$199	$242	1.2 years
June 1, 2006	89,500	22,375	22,375	455	508	2.2 years
June 1, 2007	214,582	-	-	2,093	2,258	3.2 years
	375,082	57,875	57,875	$2,747	$3,008

Compensation expense related to stock awards issued to executives of the Company of $260 and $95 was incurred during the three months ended March 31, 2008 and 2007, respectively, related to the restricted share awards and is recorded in general and administrative expense on the statement of operations.  Unearned compensation as of March 31, 2008 and December 31, 2007 was $2,747 and $3,008, respectively.

On January 2, 2008 we awarded 1,000 common shares to each of our four independent trustees.  The fair value of each of the shares on the grant date was $9.33.  On March 11, 2008, the Board of Trustees approved a grant of 1,500 common shares to be issued on July 1, 2008.  Compensation expense related to stock awards issued to the Board of Trustees of $54 and $12 was incurred during the three months ended March 31, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
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

	Three Months Ended March 31,
	2008	2007
Numerator:
BASIC
Loss from Continuing Operations	$(2,879)	$(4,169)
Dividends paid on unvested restricted shares	(57)	(26)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)
Loss from continuing operations applicable to common shareholders	(4,136)	(5,395)
Loss from Discontinued Operations	-	(69)
Net Loss applicable to common shareholders	$(4,136)	$(5,464)

DILUTED*
Loss from Continuing Operations	$(2,879)	$(4,169)
Dividends paid on unvested restricted shares	(57)	(26)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)
Loss from continuing operations applicable to common shareholders	(4,136)	(5,395)
Loss from Discontinued Operations	-	(69)
Net Loss applicable to common shareholders	$(4,136)	$(5,464)

Denominator:
Weighted average number of common shares - basic	40,891,140	40,537,851
Effect of dilutive securities:
Unvested stock awards	- **	-

Weighted average number of common shares - diluted*	40,891,140	40,537,851

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE  (CONTINUED)

	Three Months Ended March 31,
	2008	2007
Earnings Per Share:
BASIC
Loss from continuing operations applicable to common shareholders	$(0.10)	$(0.13)
Loss from Discontinued Operations	-	-

Net Loss applicable to common shareholders	$(0.10)	$(0.13)

DILUTED*
Loss from continuing operations applicable to common shareholders	$(0.10)	$(0.13)
Loss from Discontinued Operations	-	-

Net Loss applicable to common shareholders	$(0.10)	$(0.13)

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Partnership units outstanding for the three months ended March 31, 2008 and 2007 were 7,178,799 and 4,404,557, respectively.

**
For the three months ended March 31, 2008 and 2007, 12,954 and 54,870 weighted average unvested stock awards, respectively, have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including this amount in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the three months ended March 31, 2008 and 2007 totaled $10,196 and $8,654, respectively.

The following non-cash activities occurred during the three months ended March 31, 2008 and 2007:

	2008	2007
Common Shares issued as part of the Dividend Reinvestment Plan	$7	$7
Issuance of Common Shares to the Board of Trustees	37	46
Issuance of HHLP Units for acquisitions of hotel properties	6,862	1,498
Debt assumed in acquisition of hotel properties	-	33,902
Issuance of HHLP Units for acquisition of unconsolidated joint venture	-	6,817
Issuance of HHLP Units for acquisition of option to acquire interest in hotel property	-	933
Conversion of HHLP Units to Common Shares	-	694
Reallocation to minority interest	1,597	3,361

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND 2007[UNAUDITED]
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

In September of 2007, our Board of Trustees authorized management of the Company to sell the Hampton Inn, Linden, NJ (Hampton Inn) and Fairfield Inn, Mt. Laurel, NJ (Fairfield Inn).  The Company acquired the Hampton Inn in October 2003 and the Fairfield Inn in January 2006.   The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2007.  The sale of these properties occurred during the fourth quarter of 2007.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $273 of interest and capital lease expense to discontinued operations for the three months ended March 31, 2007.

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the three months ended March 31, 2007:

2007
Revenue:
Hotel Operating Revenues	$1,584
Total Revenue	1,584

Expenses:
Interest and Capital Lease Expense	273
Hotel Operating Expenses	955
Real Estate and Personal Property Taxes and Property Insurance	149
Depreciation and Amortization	283
1,660
Total Expenses

Income (Loss) from Discontinued Operations before Minority Interest	(76)
Allocation to Minority Interest	7

Income (Loss) from Discontinued Operations	$(69)

NOTE 13 — SUBSEQUENT EVENTS

On May 5, 2008, we transferred the listing of our Common Shares of Beneficial Interest and 8.0% Series A Preferred Shares of Beneficial Interest from the American Stock Exchange to the New York Stock Exchange (the “NYSE”).  Hersha’s Common Shares now trade on the NYSE under the ticker symbol "HT" and its Series A Preferred Shares now trade on the NYSE under the ticker symbol "HT PR A."

On May 8, we acquired the TownePlace Suites, Harrisburg, PA for approximately $12,840.  The acquisition was financed entirely by a draw on our line of credit.

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

General

As of March 31, 2008 we owned interests in 73 hotels located primarily in the eastern United States including 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. The REIT qualification rules allow a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2008, we have leased all but one of our hotels to a wholly-owned TRS, a joint venture owned TRS, or a corporate entity owned by our wholly-owned TRS. The hotel not leased to a TRS entity is leased to an unrelated third party lessee. Each of these TRS entities pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including Hersha Hospitality Management, LP, or HHMLP, to operate our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings. We intend to lease all newly acquired hotels to a TRS.

Operating Results

The following table outlines operating results for the Company’s portfolio of 53 wholly owned hotels and three hotels owned through joint venture interests that are consolidated in our financial statements for the three months ended March 31, 2008 and 2007.

CONSOLIDATED HOTELS:
	Three Months Ended March 31,
	2008	2007	% Variance

Rooms Available	574,938	540,224	6.4%
Rooms Occupied	377,613	351,434	7.4%
Occupancy	65.68%	65.05%	1.0%
Average Daily Rate (ADR)	$130.12	$119.72	8.7%
Revenue Per Available Room (RevPAR)	$85.46	$77.89	9.7%

Room Revenues	$49,134,472	$42,075,361	16.8%
Total Revenues	$51,918,818	$44,799,256	15.9%
Hotel Operating Revenues from Discontinued Operations	$-	$1,583,513	-100.0%

The following table outlines operating results for the three months ended March 31, 2008 and 2007 for the 15 hotels we own through unconsolidated joint venture interests. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended March 31,
	2008	2007	% Variance

Rooms Available	239,694	229,992	4.2%
Rooms Occupied	162,847	143,510	13.5%
Occupancy	67.94%	62.40%	8.9%
Average Daily Rate (ADR)	$138.07	$131.85	4.7%
Revenue Per Available Room (RevPAR)	$93.80	$82.27	14.0%

Room Revenues	$22,484,201	$18,922,226	18.8%
Total Revenues	$29,807,446	$25,953,042	14.9%

Comparison of the three month period ended March 31, 2008 and 2007
(dollars in thousands, except per share data).

Revenues

Our total revenues for the three months ended March 31, 2008 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenue. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $7,120 or 15.9%, from $44,799 for the three months ended March 31, 2008 to $51,919 for the same period in 2007.  The increase in revenues is primarily attributable to the acquisitions consummated in 2007 and improved RevPAR at certain of our hotels. We acquired interests in the following three consolidated hotels since March 31, 2007 that contributed to hotel operating revenues:

Brand	Location	Acquisition Date	Rooms

Hotel 373 (Fifth Avenue)	New York, NY	6/1/2007	70
Holiday Inn	Norwich, CT	7/1/2007	134
Duane Street Hotel (TriBeCa)	New York, NY	1/4/2008	45

			249

Revenues for all 3 hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the three months ended March 31, 2008 included revenues for a full quarter related to the following 4 hotels that were purchased during the three months ended March 31, 2007:

Brand	Location	Acquisition Date	Rooms
Residence Inn	Langhorne, PA	1/8/2007	100
Residence Inn	Carlisle, PA	1/10/2007	78
Holiday Inn Express	Chester, NY	1/25/2007	80
Hampton Inn (Seaport)	New York, NY	2/1/2007	65

			323

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income is earned on our development loans at rates of 10.0% to 15.0%. Interest income from development loans receivable was $2,020 for the three months ended March 31, 2008 compared to $1,303 for the same period in 2007. The average balance of development loans receivable outstanding during the three months ended March 31, 2008 was greater than the average balance outstanding during the same period in 2007 resulting in a $717 increase in interest income.

In June and July of 2006 we acquired two parcels of land in Manhattan, NY which are being leased to hotel developers. In June and July of 2007, we acquired two adjacent parcels of land in Brooklyn, NY which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the three months ended March 31, 2008, we recorded $1,334 in land lease revenue from these parcels. We incurred $749 in expense related to these land leases resulting in a contribution of $585 to our operating income during the three months ended March 31, 2008.  Land leases contributed $474 to our operating income during the three months ended March 31, 2007.

Total revenues for the three months ended March 31, 2008 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, PA which has a fixed rent over the five year term. Hotel lease revenue of $137 was recorded related to the lease of this property during the three months ended March 31, 2008 and 2007.

Other revenue consists primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 15.3% to approximately $32,432 for the three months ended March 31, 2008 from $28,114 for the three months ended March 31, 2007. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2007, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $7,957 for the three months ended March 31, 2007 to $9,622 for the three months ended March 31, 2008. Similarly, real estate and personal property tax and property insurance increased $435, or 15.8%, in the three months ended March 31, 2008 when compared to the same period in 2007.

General and administrative expense decreased by approximately $308 from $2,211 for the three months ended March 31, 2007 to $1,903 during the same period in 2008. The 2007 executive bonuses were approved and recorded during the fourth quarter of 2007, while the 2006 year end bonuses were not approved and recorded until the first quarter of 2007.  This decrease was offset by increased stock based compensation costs.

Unconsolidated Joint Venture Investments

Loss from unconsolidated joint venture investments decreased $100 from $838 for the three months ended March 31, 2007 to $738, for the three months ended March 31, 2008.   This was primarily caused by the acquisition of an unconsolidated joint venture interest in the 228 room Holiday Inn Express – Madison Square Garden, New York, NY on February 1, 2007.  Income from unconsolidated joint venture investments during the three months ended March 31, 2008 was favorably impacted by the continued stabilization of  this asset and by participating in its results for a full quarter in 2008.

Net Loss

Net loss applicable to common shareholders for the three months ended March 31, 2008 was approximately $4,079 compared to net loss applicable to common shareholders of $5,438 for the same period in 2007.

Operating income for the three months ended March 31, 2008 was $7,548 compared to operating income of $5,577 during the same period in 2007. The $1,971 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $740 from $10,037 for the three months ended March 31, 2007 to $10,777 for the three months ended March 31, 2008. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.  Also included in interest expense in 2008 is a charge of $137 related to the ineffective portion of an interest rate derivative which was designated as a hedge of interest rate risk prior to the first quarter of 2008.

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

We maintain a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $100,000 and interest rate terms, at our discretion, of either the Wall Street Journal's prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on certain hotel properties and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110.0 million; (2) a maximum accounts and other receivables from affiliates of $75.0 million; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of March 31, 2008. The line of credit expires on December 31, 2008. We intend to refinance the line of credit prior to December 31, 2008.

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

Cash Flow Analysis

Net cash provided by operating activities for the three months ended March 31, 2008 and 2007 was $3,672 and $4,147, respectively. Income before depreciation and amortization increased $2,749 during the three months ended March 31, 2008 when compared to the same period in 2007.  However this increase was offset by increases in hotel accounts receivable and due from related parties.

Net cash used in investing activities for the three months ended March 31, 2008 increased $4,105 from $46,080 in the three months ended March 31, 2007 compared to $50,185 for the three months ended March 31, 2008. Net cash used for the purchase of hotel properties decreased $8,199 in 2008 over 2007. We also increased net cash used to invest in development loans receivables in 2008 by $4,700 over the same period in 2007.  Partially offsetting the increase in cash used in investing activities in 2007 was a decrease in cash used for deposits on hotel acquisitions of $9,496.

Net cash provided by financing activities for the three months ended March 31, 2008 was $46,794 compared to cash provided by financing activities of $39,986 for the three months ended March 31, 2007. This increase was, in part, the result of an increase in cash provided by net borrowings on our line of credit of $8,850.  Partially offsetting the increase in cash provided by financing activities was a decrease in proceeds from mortgages and notes payable, net of repayments, from $27,727 in 2007 to $26,372 in 2008.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands)

	March 31, 2008	March 31, 2007

Net loss applicable to common shares	$(4,079)	$(5,438)
Loss allocated to minority interest	(1,006)	(992)
Loss from discontinued operations allocated to minority interest	-	(7)
Loss from unconsolidated joint ventures	738	838
Gain on sale of assets	-	-
Depreciation and amortization	9,622	7,957
Depreciation and amortization from discontinued operations	-	283
FFO related to the minority interests in consolidated joint ventures(1)	240	198
Funds from consolidated hotel operations applicable to common shares and Partnership units	5,515	2,839

Loss from Unconsolidated Joint Ventures	(738)	(838)
Add:
Depreciation and amortization of purchase price in excess of historical cost(2)	523	494
Interest in deferred financing costs written off in unconsolidated joint venture debt extinguishment	-	-
Interest in depreciation and amortization of unconsolidated joint ventures(3)	1,500	1,192
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	1,285	848

Funds from Operations applicable to common shares and Partnership units	$6,800	$3,687

Weighted Average Common Shares and Units Outstanding
Basic	40,891,140	40,537,851
Diluted	48,082,893	44,997,278

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $6,800 for the three month period ended March 31, 2008, which was an increase of $3,113 over FFO in the comparable period in 2007.  The increase in FFO was primarily a result of the benefits of acquiring assets and interests in joint ventures; continued stabilization and maturation of the existing portfolio; and continued attention to the average daily rate.

FFO was negatively impacted by increases in our interest expense during the three months ended March 31, 2008.

Critical Accounting Policies

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2008 and 2007 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods.  See our Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Subsequent Events

On May 5, 2008, we transferred the listing of our Common Shares of Beneficial Interest and 8.0% Series A Preferred Shares of Beneficial Interest from the American Stock Exchange to the New York Stock Exchange (the “NYSE”).  Hersha’s Common Shares now trade on the NYSE under the ticker symbol "HT" and its Series A Preferred Shares now trade on the NYSE under the ticker symbol "HT PR A."

On May 8, we acquired the TownePlace Suites, Harrisburg, PA for approximately $12,840.  The acquisition was financed entirely by a draw on our line of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At March 31, 2008, we maintained a balance of $74,100 under our Line of Credit. The total floating rate mortgages payable of $80,684 had a current weighted average interest rate of 6.17% as of March 31, 2008. The total fixed rate mortgages and notes payable of $567,253 had a current weighted average interest rate of 6.22%.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have three interest rate swaps related to debt on the Four Points by Sheraton, Revere, MA, Nu Hotel, Brooklyn, NY and our revolving credit facility and one interest rate cap related to debt on the Hotel 373, New York, New York. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 87.5% of our outstanding mortgages payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 12.5% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of March 31, 2008 was approximately 6.12%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the period ended March 31, 2008, our interest expense for the three month period ended March 31, 2008 would have been increased or decreased by approximately $306.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates raise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt approximating $628,044, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt approximating $719,424.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at March 31, 2008, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable		2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt		$10,903	$29,568	$24,425	$6,519	$6,937	$488,901	$567,253
Average Interest Rate		6.21%	6.19%	6.09%	6.09%	6.09%	6.09%	6.13%

Floating Rate Debt		$14,003	$37,086	$7,360	$15,043	$4,929	$2,263	$80,684
Average Interest Rate		5.02%	4.73%	4.79%	4.96%	5.45%	5.45%	5.07%
	subtotal	$24,906	$66,654	$31,785	$21,562	$11,866	$491,164	$647,937

Credit Facility
		$74,100	-	-	-	-	-	$74,100
Average Interest Rate		4.57%						4.57%
	TOTAL	$99,006	$66,654	$31,785	$21,562	$11,866	$491,164	$722,037

The table incorporates only those exposures that existed as of March 31, 2008 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.  Fixed rate debt of $13,250 matures in the third quarter of 2008 and variable rate debt of $7,673 matures in the fourth quarter of 2008.  In addition, our credit facility also expires in the fourth quarter of 2008.  We intend to refinance each of these debt instruments upon maturity or expiration.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008. There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HERSHA HOSPITALITY TRUST
(Registrant)

May 9, 2008	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer