Form 10-Q
period 2008-06-30
HERSHA HOSPITALITY TRUST
filed 2008-08-07
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

As of June 30, 2008, the number of Priority Class A Common Shares of Beneficial Interest outstanding was 48,137,348.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2008 [UNAUDITED] AND DECEMBER 31, 2007
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	June 30, 2008	December 31, 2007
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$987,235	$893,297
Investment in Joint Ventures	50,808	51,851
Development Loans Receivable	72,748	58,183
Cash and Cash Equivalents	16,972	12,327
Escrow Deposits	13,670	13,706
Hotel Accounts Receivable, net of allowance for doubtful accounts of $125 and $47	10,820	7,287
Deferred Costs, net of Accumulated Amortization of $4,150 and $3,252	8,096	8,048
Due from Related Parties	2,481	1,256
Intangible Assets, net of Accumulated Amortization of $862 and $764	8,032	5,619
Other Assets	25,112	16,033

Total Assets	$1,195,974	$1,067,607

Liabilities and Shareholders’ Equity:
Line of Credit	$47,600	$43,700
Mortgages and Notes Payable, net of unamortized discount of $67 and $72	673,447	619,308
Accounts Payable, Accrued Expenses and Other Liabilities	16,659	17,728
Dividends and Distributions Payable	11,236	9,688
Due to Related Parties	2,861	2,025

Total Liabilities	751,803	692,449

Minority Interests:
Common Units	$60,437	$42,845
Interest in Consolidated Joint Ventures	1,721	1,908

Total Minority Interests	62,158	44,753

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 Shares Authorized, 48,137,348 and 41,203,612 Shares Issued and Outstanding at June 30, 2008 and December 31, 2007, respectively	481	412
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	(21)	(23)
Additional Paid-in Capital	461,802	397,127
Distributions in Excess of Net Income	(80,273)	(67,135)

Total Shareholders' Equity	382,013	330,405

Total Liabilities and Shareholders’ Equity	$1,195,974	$1,067,607

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Hotel Operating Revenues	$67,377	$61,569	$119,296	$106,372
Interest Income from Development Loans	2,153	1,331	4,173	2,634
Land Lease Revenue	1,390	1,117	2,724	2,205
Hotel Lease Revenue	211	195	348	332
Other Revenues	342	185	594	327
Total Revenues	71,473	64,397	127,135	111,870

Operating Expenses:
Hotel Operating Expenses	36,686	33,437	69,118	61,513
Hotel Ground Rent	216	190	442	439
Land Lease Expense	745	619	1,494	1,233
Real Estate and Personal Property Taxes and Property Insurance	2,964	2,753	6,146	5,500
General and Administrative	2,003	1,621	3,906	3,832
Depreciation and Amortization	10,012	8,260	19,634	16,217
Total Operating Expenses	52,626	46,880	100,740	88,734

Operating Income	18,847	17,517	26,395	23,136

Interest Income	101	324	183	454
Interest Expense	10,346	10,701	21,123	20,738

Income before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	8,602	7,140	5,455	2,852

Income from Unconsolidated Joint Venture Investments	1,360	1,741	622	903

Income before Minority Interests and Discontinued Operations	9,962	8,881	6,077	3,755

Income allocated to Minority Interests in Continuing Operations	1,737	1,167	730	178
Income from Continuing Operations	8,225	7,714	5,347	3,577

Discontinued Operations, net of minority interests (Note 12):
Income (Loss) from Discontinued Operations	-	81	-	(19)

Net Income	8,225	7,795	5,347	3,558
Preferred Distributions	1,200	1,200	2,400	2,400

Net Income applicable to Common Shareholders	$7,025	$6,595	$2,947	$1,158

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.16	$0.16	$0.07	$0.03
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.16	$0.16	$0.07	$0.03

DILUTED*
Income from continuing operations applicable to common shareholders	$0.16	$0.16	$0.07	$0.03
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.16	$0.16	$0.07	$0.03

Weighted Average Common Shares Outstanding:
Basic	44,253,641	40,642,569	42,572,390	40,590,499
Diluted*	44,253,641	40,642,569	42,572,390	40,590,499

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Partnership units outstanding for the three months ended June 30, 2008 and 2007 were 7,447,149 and 4,899,856, respectively and for the six months ended June 30, 2008 and 2007 were 7,312,974 and 4,653,575, respectively.   Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three and six months ended June 30, 2008 and 2007 since the effect of including these amounts in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS]

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities:
Net income	$5,347	$3,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,536	16,619
Amortization	719	911
Income allocated to minority interests	730	176
Equity in income of unconsolidated joint ventures	(622)	(904)
Distributions from unconsolidated joint ventures	1,415	1,083
Loss (gain) recognized on change in fair value of derivative instrument	32	(36)
Stock based compensation expense	627	293
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(3,652)	(5,556)
Escrows	36	(912)
Other assets	216	(525)
Due from related party	(1,087)	2,710
Increase (decrease) in:
Due to related party	410	258
Accounts payable and accrued expenses	(990)	1,271
Net cash provided by operating activities	22,717	18,946

Investing activities:
Purchase of hotel property assets	(57,312)	(32,393)
Capital expenditures	(13,022)	(8,370)
Deposits on hotel acquisitions	-	(4,000)
Cash paid for franchise fee intangible	(12)	(66)
Investment in development loans receivable	(29,700)	(30,700)
Repayment of development loans receivable	15,416	33,000
Distributions from unconsolidated joint venture	347	300
Advances and capital contributions to unconsolidated joint ventures	(96)	(1,602)
Repayment of notes receivable	-	30
Net used in investing activities	(84,379)	(43,801)

Financing activities:
Proceeds from borrowings under line of credit, net	3,900	24,800
Principal repayment of mortgages and notes payable	(2,297)	(10,369)
Proceeds from mortgages and notes payable	31,589	28,543
Cash paid for mortgage defeasance deposit	(9,000)	-
Cash paid for deferred financing costs	(80)	(106)
Proceeds from issuance of common stock, net of issuance costs	62,009	-
Distribution to partners in consolidated joint ventures	-	(190)
Dividends paid on common shares	(14,820)	(14,646)
Dividends paid on preferred shares	(2,400)	(2,400)
Distributions paid on common partnership units	(2,594)	(1,522)
Net cash provided by financing activities	66,307	24,110

Net increase (decrease) in cash and cash equivalents	4,645	(745)
Cash and cash equivalents - beginning of period	12,327	10,316

Cash and cash equivalents - end of period	$16,972	$9,571

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” ”us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

On May 5, 2008, we transferred the listing of our common shares of beneficial interest and 8.0% Series A Preferred Shares of Beneficial Interest from the American Stock Exchange to the New York Stock Exchange (the “NYSE”).  Hersha’s common shares now trade on the NYSE under the ticker symbol "HT" and its Series A Preferred Shares now trade on the NYSE under the ticker symbol "HT PR A."

On May 16, 2008, we completed a public offering of 6,000,000 common shares at $9.90 per share.  On May 20, 2008, the underwriters exercised their over-allotment option with respect to that offering, and we issued an additional 600,000 common shares at $9.90 per share.  Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $62,009.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests.  The net offering proceeds were used to repay indebtedness.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of SFAS No. 157 related to non-financial assets and liabilities.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS No. 161 will have on the Company’s consolidated financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Land	$183,142	$172,061
Buildings and Improvements	772,288	706,038
Furniture, Fixtures and Equipment	120,629	105,979
Construction in Progress	23,001	1,541
	1,099,060	985,619

Less Accumulated Depreciation	(111,825)	(92,322)

Total Investment in Hotel Properties	$987,235	$893,297

2008 Transactions

During the six months ended June 30, 2008, we acquired the following wholly owned hotel properties:

2008 Acquisitions
Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
Duane Street Hotel, TriBeCa, New York, NY	1/4/2008	$8,213	$12,869	$2,793	$-	$-	$23,875	$-
nu Hotel, Brooklyn, NY	1/14/2008	-	-	-	-	17,343	17,343	-
TownePlace Suites, Harrisburg, PA	5/8/2008	1,238	10,182	1,792	42	-	13,254	-
Sheraton Hotel, JFK Airport, Jamaica, NY	6/13/2008	-	27,342	4,374	3,157	-	34,873	23,800
Holiday Inn Express, Camp Springs, MD	6/26/2008	1,629	11,115	931	5	-	13,680	-
Total 2008 Wholly Owned Acquisitions		$11,080	$61,508	$9,890	$3,204	$17,343	$103,025	$23,800

In connection with the 2008 acquisitions we acquired $291 in working capital.

The Duane Street Hotel, TriBeCa, New York, NY, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Duane Street Hotel were 779,585 limited partnership units in Hersha Hospitality Limited Partnership ("HHLP"), our operating partnership subsidiary, valued at $6,862. The limited partnership units were issued to certain executives and affiliated trustees of the Company.  In connection with the acquisition of the Duane Street Hotel, the Company entered into a $15,000 fixed rate mortgage with interest at 7.15%.  The mortgage matures in February of 2018 and is interest only for the first three years.

Upon acquisition of the nu Hotel, located in Brooklyn, NY, we commenced renovations of the hotel and have classified the acquisition and renovations costs as construction in progress in investments in hotel properties on the consolidated balance sheet.  Costs associated with the building while it is being renovated, including interest, are being capitalized.  On July 7, 2008, the property opened and as of this date, all costs were reclassified to building and improvements and furniture, fixtures and equipment and will be depreciated over their respective useful lives.  In connection with the acquisition of the nu Hotel the Company entered into an $18,000 variable rate mortgage debt facility with interest at LIBOR plus 2.00%.  Principal of $13,240 was drawn on the date of acquisition, with the remainder of the balance to be drawn as renovations progress.  The mortgage requires the payment of interest only and matures in January of 2011.

The Sheraton Hotel, JFK Airport, Jamaica, NY, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Sheraton Hotel were 1,177,306 limited partnership units in HHLP, our operating partnership subsidiary, valued at $10,596.  The limited partnership units were issued to certain executives and affiliated trustees of the Company and an unrelated third party.  In connection with the acquisition of the Sheraton Hotel, the Company assumed a $23,800 variable rate mortgage which accrues interest at LIBOR plus 2.00% per annum.  The mortgage matures in April 28, 2010.  In connection with the acquisition of the Sheraton Hotel, we assumed a lease for the underlying land with a remaining term of approximately 94 years.  The remaining lease payments were determined to be below market value and, as a result, $2,442 of the purchase price was allocated to a leasehold intangible asset.  This asset is recorded in intangible assets on the consolidated balance sheet and is being amortized over the remaining life of the lease.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

The Holiday Inn Express, Camp Springs, MD was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Holiday Inn Express were 540,337 limited partnership units in HHLP, our operating partnership subsidiary, valued at $4,166.  The limited partnership units were issued to certain executives and affiliated trustees of the Company.

On December 28, 2006, we closed on the acquisition of seven Summerfield Suites. The purchase agreement for this acquisition contains certain provisions that entitle the seller to an earn-out payment of up to $6,000 based on the Net Operating Income of the properties, as defined in the purchase agreement. The earn-out period expires on December 31, 2009. On June 26, 2008, we closed on the acquisition of the Holiday Inn Express, Camp Springs, MD.  The purchase agreement for this acquisition contains certain provisions that entitle the seller to an earn-out payment of up to $1,905 based on Net Operating Income of the properties, as defined in the purchase agreement.  The earn-out period expires on December 31, 2010.  We are currently unable to determine whether amounts will be paid under these two earn-out provisions since significant time remains until the expiration of the earn-out periods. On January 8, 2007, we closed on the acquisition of the Residence Inn, Langhorne, PA. The purchase agreement for this acquisition contains certain provisions that entitle the seller to an earn-out payment of up to $1,000 based on the Net Operating Income of the property, as defined in the purchase agreement. The earn-out period expires on July 31, 2008.  Based on reported results for this property through June 30, 2008, we believe an earn-out of approximately $1,000 will be payable.  Due to uncertainty of the amounts that will ultimately be paid, no accrual has been recorded on the consolidated balance sheet for amounts due under these earn-out provisions. In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Pro Forma Total Revenues	$72,500	$65,368	$128,775	$113,972

Pro Forma Loss from Continuing Operations applicable to Common Shareholders	$8,354	$7,464	$5,496	$3,040
Loss from Discontinued Operations	-	81	-	(19)
Pro Forma Net Loss	8,354	7,545	5,496	3,021
Preferred Distributions	1,200	1,200	2,400	2,400
Pro Forma Net Loss applicable to Common Shareholders	$7,154	$6,345	$3,096	$621

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$0.16	$0.16	$0.07	$0.02
Diluted	$0.16	$0.16	$0.07	$0.02

Weighted Average Common Shares Outstanding
Basic	44,253,641	40,642,569	42,572,390	40,590,499
Diluted	44,253,641	40,642,569	42,572,390	40,590,499

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of June 30, 2008 and December 31, 2007, our investment in unconsolidated joint ventures consists of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	June 30, 2008	December 31, 2007

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$810	$945
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	868	1,016
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	3,980	4,148
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	2,003	2,010
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	32,269	32,928
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	2,804	2,808
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	8,074	7,996
				$50,808	$51,851

Income from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income (loss) recognized during the three and six months ended June 30, 2008 and 2007 for our Investments in Unconsolidated Joint Ventures is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
PRA Glastonbury, LLC	$60	$53	$65	$61
Inn American Hospitality at Ewing, LLC	61	83	2	71
Hiren Boston, LLC	111	380	(169)	134
SB Partners, LLC	76	138	(7)	9
Mystic Partners, LLC	426	655	21	247
PRA Suites at Glastonbury, LLC	(2)	(2)	(4)	(3)
Metro 29th Street Associates, LLC	628	434	714	384

Total equity in income	$1,360	$1,741	$622	$903

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007.

Balance Sheets
	June 30,	December 31,
	2008	2007
Assets
Investment in hotel properties, net	$223,933	$229,829
Other Assets	32,041	30,000
Total Assets	$255,974	$259,829

Liabilities and Equity
Mortgages and notes payable	$221,136	$221,398
Other liabilities	13,511	12,305
Equity:
Hersha Hospitality Trust	50,808	51,851
Other	(29,481)	(25,725)

Total Liabilities and Equity	$255,974	$259,829

Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Room Revenue	$27,355	$26,368	$49,839	$45,290
Other Revenue	8,162	8,196	15,485	15,227
Operating Expenses	(21,351)	(20,390)	(41,512)	(38,405)
Interest Expense	(3,319)	(3,881)	(6,808)	(7,630)
Lease Expense	(1,379)	(1,694)	(2,753)	(2,613)
Property Taxes and Insurance	(1,703)	(1,490)	(3,404)	(2,905)
Federal and State Income Taxes	-	(108)	-	(108)
Depreciation and Amortization	(3,971)	(4,531)	(7,851)	(8,339)
General and Administrative	(1,997)	(1,726)	(3,889)	(3,388)

Net income (loss)	$1,797	$744	$(893)	$(2,871)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved mortgage lending to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at fixed interest rates ranging from 10.0% to 15.0% (“Development Line Funding”). As of June 30, 2008 and December 31, 2007, we had Development Loans Receivable of $72,748 and $58,183, respectively. Interest income included in “Interest Income from Development Loans,” was $2,153 and $1,331 for the three months ended June 30, 2008 and 2007, respectively, and $4,173 and $2,634 for the six months ended June 30, 2008, respectively. Accrued interest on our development loans receivable was $2,437 as of June 30, 2008 and $1,591 as of December 31, 2007.

As of June 30, 2008 and December 31, 2007, our development loans receivable balance consisted of the following:

Hotel Property	Borrower	Principal Outstanding 6/30/2008	Principal Outstanding 12/31/2007	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$-	$10,016	10%	September 30, 2008
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	2,000	10%	October 9, 2008	*
Hilton Garden Inn - New York, NY	York Street LLC	15,000	15,000	11%	May 31, 2009
Hampton Inn - Smithfield, RI	44 Hersha Smithfield, LLC	-	2,000	10%	October 9, 2008	*
Homewood Suites - Newtown, PA	Reese Hotels, LLC	1,000	700	11%	April 22, 2009
Boutique Hotel - Union Square, NY	Risingsam Union Square, LLC	10,000	10,000	10%	May 31, 2009
Hyatt Place - Manhattan, NY	Brisam East 52, LLC	10,000	-	10%	January 16, 2009
Hampton Inn - Brattleboro, VT	Maple Lodging Inc.	5,000	-	15%	November 29, 2008	*
Boutique Hotel - Manhattan, NY	44 Lexington Holding, LLC	7,000	-	11%	May 30, 2009	*
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	4,000	-	11%	April 1, 2009	*
Hilton Garden Inn/Homewood Suites - Brooklyn, NY	167 Johnson Street, LLC
Tranche 1		11,000	11,000	11%	September 21, 2008
Tranche 2		9,000	9,000	13.5%	September 24, 2008
Discount		(1,252)	(1,533)
Total Hilton Garden Inn/Homewood Suites - Brooklyn, NY		18,748	18,467

Total Development Loans Receivable		$72,748	$58,183

* Indicates borrower is a related party

In connection with originating the $11,000 and $9,000 development loans in September 2007 for the Hilton Garden Inn/Homewood Suites – Brooklyn, NY, we were granted an option to acquire a 50% interest in the entity that owns the Hilton Garden Inn – Brooklyn, NY.  The option can be exercised any time during the three year period beginning on the date the property receives its certificate of occupancy or upon the borrower’s default on the development loans.  The fair value of the option was $1,688 at the time of acquisition and is recorded in other assets on our consolidated balance sheet. We recorded a discount on the development loans receivable of $1,688 which is being amortized over the life of the development loan, including the two year renewal period.  Amortization of this discount is recorded as interest income from development loans on the Company’s consolidated statement of operations and was $141 and $281 for the three and six months ended June 30, 2008, respectively.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

Leased land and improvements are included in investment in hotel properties on our consolidated balance sheets as of June 30, 2008 and December 31, 2007:

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

* Indicates lessee is a related party

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Transaction Costs	$274	$209
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	2,579	2,581
Due from Lessees	1,459	1,986
Prepaid Expenses	2,913	3,402
Interest due on Development Loans to Non-Related Parties	2,126	1,456
Deposits on Property Improvement Plans	317	640
Hotel Purchase Option	2,620	2,620
Deposit for Debt Defeasance	9,000	-
Other	2,276	1,591

Total Other Assets	$25,112	$16,033

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

Notes Receivable - Notes receivable as of June 30, 2008 and December 31, 2007 include notes receivable of $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  Each of these notes bears interest at 8% and have maturity dates of December 31, 2008.  Also included in notes receivable is a loan made to one of our unconsolidated joint venture partners in the amount of $1,120 bearing interest at 13.5% with a maturity date of December 27, 2008.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest due on Development Loans– Interest due on development loans represents interest income due from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest due on development loans from loans extended to related parties in the amounts of $310 and $135, as of June 30, 2008 and December 31, 2007, respectively, which is included in the Due From Related Parties caption on the face of the consolidated balance sheets.

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

Deposit for Debt Defeasance – On July 1, 2008, we settled on the defeasance of loans associated with four of our properties.  These mortgage loans had an approximate outstanding principal balance of $11,028 as of June 30, 2008.  Prior to June 30, 2008, we deposited $9,000 towards the acquisition of assets to be used to defease the debt.  We expect to incur a $1,217 prepayment premium related to the defeasance of these loans.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balance at June 30, 2008, and December 31, 2007, was $621,635 and $567,507, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 8.94%. The maturities for the outstanding mortgages ranged from October 2008 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $8,640 and $8,436 and for the three months ended June 30, 2008 and 2007, respectively, and $17,250 and $16,370 for the six months ended June 30, 2008 and 2007, respectively.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in amount of $940 and $959 was recorded for the three months ended June 30, 2008 and 2007, respectively, and $1,839 and $1,915 for the six months ended June 30, 2008 and 2007, respectively.

The carrying value of the mortgages and notes payable exceeded the fair value by approximately $50,470 at June 30, 2008.

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

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA, the Residence Inn, Langhorne, PA, the Holiday Inn, Norwich, CT and collateral assignment of all hotel management contracts of the management companies in the event of default. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110,000; (2) a maximum accounts and other receivables from affiliates of $75,000; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of June 30, 2008. The line of credit expires on December 31, 2008. We intend to refinance the line of credit prior to December 31, 2008.

The Company maintained a line of credit balance of $47,600 at June 30, 2008 and $43,700 at December 31, 2007. The Company recorded interest expense of $707 and $1,046 related to the line of credit borrowings, for the three months ended June 30, 2008 and 2007, respectively, and $1,614 and $1,996 for the six months ended June 30, 2008 and 2007, respectively.  The weighted average interest rate on our line of credit for the three months ended June 30, 2008 and 2007 was 5.08% and 7.50%, respectively, and 5.61% and 7.50% for the six months ended June 30, 2008 and 2007, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relate to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended June 30, 2008 and 2007, we capitalized $264 and $-0-, respectively, of interest expense and for the six months ended June 30, 2008 and 2007, we capitalized $506 and $-0-, respectively, of interest expense related to these projects.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of June 30, 2008, deferred costs were $8,096, net of accumulated amortization of $4,150. Deferred costs were $8,048 net of accumulated amortization of $3,252, as of December 31, 2007. Amortization of deferred costs for the three months ended June 30, 2008 and 2007 was $465 and $410 respectively and $897 and $756 for the six months ended June 30, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (the “Partnership” or “HHLP”), which is indirectly the sole general partner of the subsidiary partnerships. At June 30, 2008, there were 8,878,243 non-controlling units outstanding with a fair market value of $67,031, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are redeemable by the unitholders for cash or, at our option, our common shares on a one-for-one basis. The Company does not anticipate any losses as a result of our obligations as general partner in the Partnership.

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

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the three and six months ended June 30, 2008 and 2007. For the three months ended June 30, 2008 and 2007, management fees incurred totaled $1,645 and $1,489, respectively, and $2,839 and $2,528 for the six months ended June 30, 2008 and 2007, respectively and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended June 30, 2008 and 2007 was $4,585 and $3,961, respectively and for the six months ended June 30, 2008 and 2007 was $8,138 and $7,235, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3. For the three months ended June 30, 2008 and 2007, the Company incurred accounting fees of $346 and $337, respectively, and incurred information technology fees of $77 and $68, respectively.  For the six months ended June 30, 2008 and 2007, the Company incurred accounting fees of $687 and $668, respectively, and incurred information technology fees of $152 and $134, respectively. Accounting and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended June 30, 2008 and 2007, we incurred fees of $75 and $124, respectively, and for the six months ended June 30, 2008 and 2007, we incurred fees of $141 and $163, respectively, which were capitalized in with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Acquisitions from Affiliates

We have entered into an option agreement with each of our officers and affiliated trustees such that we obtain a right of first refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of our Company. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

Hotel Supplies

For the three months ended June 30, 2008 and 2007, we incurred expenses of $367 and $1,099, respectively, and for the six months ended June 30, 2008 and 2007, we incurred expenses of $822 and $1,445 for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $5 and $149 is included in accounts payable at June 30, 2008 and December 31, 2007, respectively.

Due From Related Parties

The Due from Related Party balance as of June 30, 2008 and December 31, 2007 was approximately $2,481 and $1,256 respectively. The majority of the balance as of June 30, 2008 and December 31, 2007 were receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of June 30, 2008 and December 31, 2007 was approximately $2,861 and $2,025, respectively. The balances as of June 30, 2008 and December 31, 2007 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in June 2102.  Each land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended June 30, 2008 and 2007, we incurred $216 and $190, respectively, and for the six months ended June 30, 2008 and 2007, we incurred $442 and $439, respectively, in hotel ground rent expense under these agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
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

Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,704 as of June 30, 2008.  We entered into this interest rate swap in July of 2004 and designated it as a cash flow hedge in November of 2004 when the fair value of the swap was a liability of $342, causing ineffectiveness in the hedge relationship.  Prior to January 1, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  Subsequent to January 1, 2008, the hedge relationship was no longer deemed to be effective.  The change in fair value of the interest rate swap for the three and six months ended June 30, 2008 was a gain of $113 and a loss of $23, respectively, and was recorded in Interest Expense on the Statement of Operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — DERIVATIVE INSTRUMENTS (CONTINUED)

At June 30, 2008 and December 31, 2007, the fair value of the interest rate swaps and cap were:

				Value
Date of Transaction	Hedged Debt	Type	Maturity Date	June 30, 2008	December 31, 2007
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	$(144)	$(120)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	April 9, 2009	-	1
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 12, 2009	(37)	-
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	31	-
				$(150)	$(119)

The fair value of the derivative instrument assets is included in Other Assets and the fair value of the derivative instrument liabilities is included in Accounts Payable, Accrued Expenses and Other Liabilities at June 30, 2008 and December 31, 2007.

The change in fair value of derivative instruments designated as cash flow hedges was a gain of $239 and $32 for the three months ended June 30, 2008 and 2007, respectively, and a gain of $2 and  $210 for the six months ended June 30, 2008 and 2007, respectively.  These unrealized gains and losses were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $7 and $5 on cash flow hedges was recognized in interest expense for the three months ended June 30, 2008 and 2007, respectively and $0 and $9 for the six months end June 30, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 — SHARE-BASED PAYMENTS

In May 2008, the Company established the Hersha Hospitality Trust 2008 Equity Incentive Plan for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company. Prior to the 2008 Equity Incentive Plan, the Company made awards pursuant to the 2004 Equity Incentive Plan.  Upon approval of the 2008 Equity Incentive Plan by the Company’s shareholders on May 22, 2008, the Company terminated the 2004 Equity Incentive Plan.  Termination of the 2004 Equity Incentive Plan did not have any effect on equity awards and grants previously made under that plan.

The following table summarizes the stock awards issued to executives of the Company pursuant to the 2004 Equity Incentive Plan and the 2008 Equity Incentive Plan as of June 30, 2008:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	Period until Full Vesting
June 1, 2005	71,000	53,250	35,500	$157	$242	0.9 years
June 1, 2006	89,500	44,750	22,375	403	508	1.9 years
June 1, 2007	214,582	53,645	-	1,928	2,258	2.9 years
June 2, 2008	278,059	-	-	2,441	-	3.9 years
	653,141	151,645	57,875	4,929	3,008

On June 2, 2008, the Compensation Committee of the Board of Trustees granted 278,059 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $8.97 per share. As of June 30, 2008, none of these restricted share awards was vested.

Compensation expense related to stock awards issued to executives of the Company of $312 and $150 was incurred during the three months ended June 30, 2008 and 2007, respectively, and $573 and $245 for the six months ended June 30, 2008 and 2007, respectively.  Compensation expense related to the restricted share awards is recorded in general and administrative expense on the statement of operations.

On January 2, 2008, we awarded 1,000 common shares to each of our four independent trustees.  The fair value of each of the shares on the grant date was $9.33.  On June 2, 2008, we awarded 1,500 common shares to each of our four independent trustees. The fair value of each of the shares on the grant date was $8.97. Compensation expense related to stock awards issued to the Board of Trustees of $0 and $36 was incurred during the three months ended June 30, 2008 and 2007, respectively, and $54 and $49 was incurred during the six months ended June 30, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
BASIC
Income from Continuing Operations	$8,225	$7,714	$5,347	$3,577
Dividends paid on unvested restricted shares	(90)	(57)	(147)	(83)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(2,400)	(2,400)
Income from continuing operations applicable to common shareholders	6,935	6,457	2,800	1,094
Income (Loss) from Discontinued Operations	-	81	-	(19)
Net Income applicable to common shareholders	$6,935	$6,538	$2,800	$1,075

DILUTED*
Income from Continuing Operations	$8,225	$7,714	$5,347	$3,577
Dividends paid on unvested restricted shares	(90)	(57)	(147)	(83)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(2,400)	(2,400)
Income from continuing operations applicable to common shareholders	6,935	6,457	2,800	1,094
Income (Loss) from Discontinued Operations	-	81	-	(19)
Net Income applicable to common shareholders	$6,935	$6,538	$2,800	$1,075

Denominator:
Weighted average number of common shares - basic	44,253,641	40,642,569	42,572,390	40,590,499
Effect of dilutive securities:
Unvested stock awards	- **	- **	- **	-

Weighted average number of common shares - diluted*	44,253,641	40,642,569	42,572,390	40,590,499

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE  (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.16	$0.16	$0.07	$0.03
Income from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.16	$0.16	$0.07	$0.03

DILUTED*
Income from continuing operations applicable to common shareholders	$0.16	$0.16	$0.07	$0.03
Income from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.16	$0.16	$0.07	$0.03

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Partnership units outstanding for the three months ended June 30, 2008 and 2007 were 7,447,149 and 4,899,856, respectively and for the six months ended June 30, 2008 and 2007 were 7,312,974 and 4,653,575, respectively.

**
Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three and six months ended June 30, 2008 and 2007 since the effect of including these amounts in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the six months ended June 30, 2008 and 2007 totaled $20,920 and $19,386, respectively.

The following non-cash activities occurred during the six months ended June 30, 2008 and 2007:

	2008	2007
Common Shares issued as part of the Dividend Reinvestment Plan	$14	$14
Issuance of Common Shares to the Board of Trustees	91	46
Issuance of Common LP Units for acquisitions of hotel properties	21,624	13,818
Debt assumed in acquisition of hotel properties	23,800	55,902
Issuance of Common LP Units for acquisition of unconsolidated joint venture	-	6,817
Issuance of Common LP Units for acquisition of option to acquire interest in hotel property	-	933
Conversion of Common LP Units to Common Shares	283	694
Reallocation to minority interest	1,772	8,428

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
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

In September of 2007, our Board of Trustees authorized management of the Company to sell the Hampton Inn, Linden, NJ (Hampton Inn) and Fairfield Inn, Mt. Laurel, NJ (Fairfield Inn).  The Company acquired the Hampton Inn in October 2003 and the Fairfield Inn in January 2006.   The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2007.  The sale of these properties occurred during the fourth quarter of 2007.   Proceeds from the sales were $29,500, and the gain on the sale was $4,248, of which $503 was allocated to minority interest in HHLP.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $274 and $547 of interest and capital lease expense to discontinued operations for the three months and six months ended June 30, 2007, respectively.

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the three and six months ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenue:
Hotel Operating Revenues	$1,909	$3,496

Expenses:
Interest and Capital Lease Expense	274	547
Hotel Operating Expenses	1,107	2,100
Real Estate and Personal Property Taxes and Property Insurance	138	287
Depreciation and Amortization	300	583
Total Expenses	1,819	3,517

Income (Loss) from Discontinued Operations before Minority Interest	90	(21)
Allocation to Minority Interest	9	(2)

Income (Loss) from Discontinued Operations	$81	$(19)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SUBSEQUENT EVENTS

On August 1, 2008, we acquired the Hampton Inn & Suites, Smithfield, RI from entities that were owned in part by certain of the Company’s executives and affiliated trustees for approximately $12,625.   In connection with this acquisition, the Company assumed a $6,713 fixed rate mortgage which accrues interest at 6.98%.  The mortgage matures in December 2016.

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

General

As of June 30, 2008 we owned interests in 76 hotels located primarily in the eastern United States including 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. The REIT qualification rules allow a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the TRS. As of June 30, 2008, we own one hotel that is leased to an unrelated third party lessee. Each of these TRS entities pays qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including Hersha Hospitality Management, LP, or HHMLP, to operate our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings. We intend to lease all newly acquired hotels to a TRS.

During the six months ended June 30, 2008, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. As a result, the lodging industry is experiencing slowing growth which could have a negative impact on our future results of operations and financial condition.  While leisure demand was generally soft, urban markets fared better due to the larger amount of utilization by business travelers, the benefit from a weak dollar that improved international travel to the U.S., and the long term nature of convention business which is generally located in urban markets. For the quarter and six months ended June 30, 2008, we have continued to see increases in Average Daily Rate (ADR) and Revenue Per Available Room, in part, as a result of our strategy of investing in high quality upscale hotels in high barrier to entry markets, including gateway markets such as the New York City metro market.

Operating Results

The following table outlines operating results for the Company’s portfolio of 56 wholly owned hotels and three hotels owned through joint venture interests that are consolidated in our financial statements for the three and six months ended June 30, 2008 and 2007.  These results exclude one hotel leased to a third party and one hotel under construction as of June 30, 2008.

CONSOLIDATED HOTELS:

	Three Months Ended			Six Months Ended
		June 30,			June 30,
	2008	2007	% Variance	2008	2007	% Variance

Rooms Available	583,570	554,571	5.2%	1,158,373	1,095,001	5.8%
Rooms Occupied	458,837	443,580	3.4%	836,440	794,277	5.3%
Occupancy	78.63%	79.99%	-1.7%	72.21%	72.54%	-0.5%
Average Daily Rate (ADR)	$139.56	$131.54	6.1%	$135.30	$126.43	7.0%
Revenue Per Available Room (RevPAR)	$109.73	$105.21	4.3%	$97.70	$91.71	6.5%

Room Revenues	$64,037,467	$58,346,956	9.8%	$113,171,938	$100,422,315	12.7%
Total Revenues	$67,377,356	$61,569,309	9.4%	$119,296,178	$106,371,592	12.2%
Discontinued Assets	$-	$1,908,705	-100.0%	$-	$3,496,059	-100.0%

The following table outlines operating results for the three and six months ended June 30, 2008 and 2007 for the 15 hotels we own through unconsolidated joint venture interests. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

UNCONSOLIDATED JOINT VENTURES:

	Three Months Ended			Six Months Ended
		June 30,			June 30,
	2008	2007	% Variance	2008	2007	% Variance

Rooms Available	239,694	239,694	0.0%	479,388	469,686	2.1%
Rooms Occupied	181,654	179,947	0.9%	344,900	323,457	6.6%
Occupancy	75.79%	75.07%	0.9%	71.95%	68.87%	4.5%
Average Daily Rate (ADR)	$150.59	$146.53	2.8%	$144.50	$140.02	3.2%
Revenue Per Available Room (RevPAR)	$114.12	$110.01	3.7%	$103.96	$96.43	7.8%

Room Revenues	$27,354,813	$26,367,809	3.7%	$49,839,014	$45,290,035	10.0%
Total Revenues	$35,516,710	$34,564,205	2.8%	$65,324,156	$60,517,247	7.9%

Comparison of the three month period ended June 30, 2008 and 2007
(dollars in thousands, except per share data).

Revenues

Our total revenues for the three months ended June 30, 2008 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenues. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $5,808 or 9.4%, to $67,377 for the three months ended June 30, 2008 from $61,569 for the same period in 2007. The increase in revenues is primarily attributable to the acquisitions consummated in 2007 and improved RevPAR at certain of our hotels. We acquired interests in the following five consolidated hotels since June 30, 2007 that contributed to hotel operating revenues:

Brand	Location	Acquisition Date	Rooms

Holiday Inn	Norwich, CT	7/1/2007	134
Duane Street Hotel (TriBeCa)	New York, NY	1/4/2008	45
TownePlace Suites	Harrisburg, PA	5/8/2008	107
Sheraton Hotel	JFK Airport, Jamaica, NY	6/13/2008	150
Holiday Inn Express	Camp Springs, MD	6/26/2008	127
			563

Revenues for all five hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the three months ended June 30, 2008 included revenues for a full quarter related to the following one hotel that was purchased during the three months ended June 30, 2007:

Brand	Location	Acquisition Date	Rooms
Hotel 373 (Fifth Avenue)	New York, NY	6/1/2007	70

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income is earned on our development loans at rates of 10.0% to 15.0%. Interest income from development loans receivable was $2,153 for the three months ended June 30, 2008 compared to $1,331 for the same period in 2007. The average balance of development loans receivable outstanding during the three months ended June 30, 2008 was greater than the average balance outstanding during the same period in 2007 resulting in an $822 increase in interest income.

In June and July of 2006 we acquired two parcels of land in Manhattan, NY which are being leased to hotel developers. In June and July of 2007, we acquired two adjacent parcels of land in Brooklyn, NY which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10.0% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the three months ended June 30, 2008, we recorded $1,390 in land lease revenue from these parcels. We incurred $745 in expense related to these land leases resulting in a contribution of $645 to our operating income during the three months ended June 30, 2008. Land leases contributed $498 to our operating income during the three months ended June 30, 2007.

Total revenues for the three months ended June 30, 2008 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, PA which has a fixed rent over the five year term. Hotel lease revenue of $211 was recorded related to the lease of this property during the three months ended June 30, 2008 and 2007.

Other revenues consist primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 9.7% to approximately $36,686 for the three months ended June 30, 2008 from $33,437 for the three months ended June 30, 2007. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2007, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $8,260 for the three months ended June 30, 2007 to $10,012 for the three months ended June 30, 2008. Similarly, real estate and personal property tax and property insurance increased $211, or 7.7%, in the three months ended June 30, 2008 when compared to the same period in 2007.

General and administrative expense increased by approximately $382 from $1,621 for the three months ended June 30, 2007 to $2,003 during the same period in 2008 due to increased stock based compensation costs associated with the issuance of additional stock awards in June 2008.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments decreased $381 from $1,741 for the three months ended June 30, 2007 to $1,360, for the three months ended June 30, 2008.   This was primarily caused by a decline in the operating results of certain unconsolidated joint venture assets in Connecticut and Massachusetts.  This decline was partially offset by continued improvement in the operating results in our unconsolidated joint venture interest in the 228 room Holiday Inn Express – Madison Square Garden, New York, NY which continues to ramp up.

Net Income

Net income applicable to common shareholders for the three months ended June 30, 2008 was approximately $7,052 compared to net income applicable to common shareholders of $6,595 for the same period in 2007.

Operating income for the three months ended June 30, 2008 was $18,847 compared to operating income of $17,517 during the same period in 2007. The $1,330 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in income allocated to minority interests in our operating partnership.  The weighted average minority interest ownership in our operating partnership increased from 10.8% for the three months ended June 30, 2007 to 14.4% for the three months ended June 30, 2008.  This change is a result of the issuance of units in our operating partnership as consideration for the acquisition of hotel properties and is partially offset by the issuance of 6,600,000 shares of our common shares in May of 2008.  Interest expense decreased $355 from $10,701 for the three months ended June 30, 2007 to $10,346 for the same period in 2008. The decrease in interest expense is the result of a decline in interest rates on our variable rate debt.

Comparison of the six month period ended June 30, 2008 and 2007
(dollars in thousands, except per share data).

Revenues

Our total revenues for the six months ended June 30, 2008 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenues. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $12,924 or 12.2%, to $119,296 for the six months ended June 30, 2008 from $106,372 for the same period in 2007. The increase in revenues is primarily attributable to the acquisitions consummated in 2007 and improved RevPAR at certain of our hotels. As noted above, we acquired interests in five consolidated hotels since June 30, 2007.  Revenues for all five hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the six months ended June 30, 2008 included revenues for a full six months related to the following five hotels that were purchased during the six months ended June 30, 2007:

Brand	Location	Acquisition Date	Rooms
Residence Inn	Langhorne, PA	1/8/2007	100
Residence Inn	Carlisle, PA	1/10/2007	78
Holiday Inn Express	Chester, NY	1/25/2007	80
Hampton Inn (Seaport)	New York, NY	2/1/2007	65
Hotel 373 (Fifth Avenue)	New York, NY	6/1/2007	70
			393

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income is earned on our development loans at rates of 10.0% to 15.0%. Interest income from development loans receivable was $4,173 for the six months ended June 30, 2008 compared to $2,364 for the same period in 2007. The average balance of development loans receivable outstanding during the six months ended June 30, 2008 was greater than the average balance outstanding during the same period in 2007 resulting in a $1,539 increase in interest income.

In June and July of 2006 we acquired two parcels of land in Manhattan, NY which are being leased to hotel developers. In June and July of 2007, we acquired two adjacent parcels of land in Brooklyn, NY which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the six months ended June 30, 2008, we recorded $2,724 in land lease revenue from these parcels. We incurred $1,494 in expense related to these land leases resulting in a contribution of $1,230 to our operating income during the six months ended June 30, 2008. Land leases contributed $972 to our operating income during the six months ended June 30, 2007.

Total revenues for the six months ended June 30, 2008 also included hotel lease revenue for the lease of the Holiday Inn Conference Center, New Cumberland, PA which has a fixed rent over the five year term. Hotel lease revenue of $348 was recorded related to the lease of this property during the six months ended June 30, 2008 and $332 during the six months ended June 30, 2007.

Other revenues consist primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 12.3% to approximately $69,118 for the six months ended June 30, 2008 from $61,513 for the six months ended June 30, 2007. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2007, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $16,217 for the six months ended June 30, 2007 to $19,634 for the six months ended June 30, 2008. Similarly, real estate and personal property tax and property insurance increased $646, or 11.8%, in the six months ended June 30, 2008 when compared to the same period in 2007.

General and administrative expense decreased by approximately $114 from $3,832 for the six months ended June 30, 2007 to $3,718 during the same period in 2008. The 2007 executive bonuses were approved and recorded during the fourth quarter of 2007, while the 2006 year end bonuses were not approved and recorded until the first quarter of 2007.  This decrease was offset by increased stock based compensation costs associated with the issuance of additional stock awards in June 2008.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments decreased $281 from $903 for the six months ended June 30, 2007 to $622 during the same period in 2008.  This was primarily caused by a decline in the operating results of certain unconsolidated joint venture assets in Connecticut and Massachusetts.  This decline was partially offset by continued improvement in the operating results in our unconsolidated joint venture interest in the 228 room Holiday Inn Express – Madison Square Garden, New York, NY which continues to ramp up.

Net Income

Net income applicable to common shareholders for the six months ended June 30, 2008 was approximately $2,947 compared to net income applicable to common shareholders of $1,158 for the same period in 2007.

Operating income for the six months ended June 30, 2008 was $26,395 compared to operating income of $23,136 during the same period in 2007. The $3,259 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $385 from $20,738 for the six months ended June 30, 2007 to $21,123 for the six months ended June 30, 2008. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit. Also included in interest expense in 2008 is a charge of $23 related to the ineffective portion of an interest rate derivative which was designated as a hedge of interest rate risk prior to the first quarter of 2008.

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

We maintain a revolving credit loan and security agreement with Commerce Bank, N.A. with a maximum amount of $100,000 and interest rate terms, at our discretion, of either the Wall Street Journal's prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%. The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on certain hotel properties and collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenue. The line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $110,000; (2) a maximum accounts and other receivables from affiliates of $75,000; and (3) certain financial ratios. The Company is in compliance with each of these covenants as of June 30, 2008. The line of credit expires on December 31, 2008. We intend to refinance the line of credit prior to December 31, 2008.

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

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $22,717 and $18,946, respectively. Income before depreciation, amortization and minority interests increased $5,068 during the six months ended June 30, 2008 when compared to the same period in 2007.  However this increase was partially offset by increases in cash used to fund working capital balances.

Net cash used in investing activities for the six months ended June 30, 2008 increased $40,578 from $43,801 in the six months ended June 30, 2007 to $84,379 for the six months ended June 30, 2008. Net cash used for the purchase of hotel properties increased $24,919 in 2008 over 2007. During the six months ended June 30, 2007, we acquired six properties for a total purchase price of $104,213, including the assumption of $55,902 in mortgage debt, the conversion of a $2,100 deposit made in 2006 and the issuance of unit in our operating partnership valued at $13,818 resulting in net cash paid for acquisitions of $32,393.  During the same period in 2008, we acquired five properties for a total purchase price of $103,025, including the assumption of $23,800 in mortgage debt, the assumption of $290 of operating liabilities and the issuance of units in our operating partnership valued at $21,623 resulting in net cash paid for acquisitions of $57,312.  Cash used for capital expenditures increased $4,652, from $8,370 for the six months ended June 30, 2007 to $13,022 for the same period in 2008.  This increase was primarily related to $5,027 in renovations to a building in Brooklyn, New York, NY we acquired in the first quarter of 2008.  Subsequent to June 30, 2008, the renovations were completed, and we opened the property as the nu Hotel.  We also increased net cash used to invest in development loans receivables in 2008 by $16,584 over the same period in 2007.  Partially offsetting the increase in cash used in investing activities in 2007 was a decrease in cash used for deposits on hotel acquisitions of $4,000.

Net cash provided by financing activities for the six months ended June 30, 2008 was $62,227 compared to cash provided by financing activities of $24,110 for the six months ended June 30, 2007. This increase was primarily the result of $62,009 in cash provided by the issuance of 6,600,000 common shares in May of 2008. Partially offsetting the increase in cash provided by financing the offering was a decrease in net proceeds from borrowings under our line of credit from $24,800 in 2007 to $3,900 in 2008.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income applicable to common shares	$7,025	$6,595	$2,947	$1,158
Income allocated to minority interest	1,737	1,167	730	178
Income (loss) from discontinued operations allocated to minority interest	-	9	-	(2)
Loss from unconsolidated joint ventures	(1,360)	(1,741)	(622)	(903)
Depreciation and amortization	10,012	8,260	19,634	16,217
Depreciation and amortization from discontinued operations	-	300	-	583
FFO related to the minority interests in consolidated joint ventures (1)	(302)	(310)	(62)	(112)
Funds from consolidated hotel operations applicable to common shares and Partnership units	17,112	14,280	22,627	17,119

Income from Unconsolidated Joint Ventures	1,360	1,741	622	903
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	523	451	1,046	945
Interest in depreciation and amortization of unconsolidated joint ventures (3)	2,175	1,809	3,628	3,002
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	4,058	4,001	5,296	4,850

Funds from Operations applicable to common shares and Partnership units	$21,170	$18,282	$27,924	$21,969

Weighted Average Common Shares and Units Outstanding
Basic	44,253,641	40,642,569	42,572,390	40,590,499
Diluted	51,700,790	45,542,425	49,885,364	45,244,074

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $21,170 for the three month period ended June 30, 2008, which was an increase of $2,888 over FFO in the comparable period in 2007. FFO was $27,924 for the six month period ended June 30, 2008, which was an increase of $5,955 over FFO in the comparable period in 2007.  The increase in FFO was primarily a result of the benefits of acquiring assets and interests in joint ventures; continued stabilization and maturation of the existing portfolio; and continued growth in our revenue per available rooms.

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

Subsequent Events

On July 1, 2008, we settled on the defeasance of loans associated with four of our properties.  These mortgage loans had an outstanding principal balance of $11,028 as of June 30, 2008.  Prior to June 30, 2008, we deposited $9,000 towards the acquisition of assets to be used to defease the debt.  We expect to incur a $1,217 prepayment premium related to the defeasance of these loans.

On August 1, 2008, we acquired the Hampton Inn & Suites, Smithfield, RI from entities that were owned in part by certain of the Company’s executives and affiliated trustees for approximately $12,625.   In connection with this acquisition, the Company assumed a $6,713 fixed rate mortgage which accrues interest at 6.98%.  The mortgage matures in December 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate Line of Credit and other floating rate debt. At June 30, 2008, we maintained a balance of $47,600 under our Line of Credit. The total floating rate mortgages payable of $93,888 had a current weighted average interest rate of 4.85% as of June 30, 2008. The total fixed rate mortgages and notes payable of $579,626 had a current weighted average interest rate of 6.23%.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have three interest rate swaps related to debt on the Four Points by Sheraton, Revere, MA, nu Hotel, Brooklyn, NY and our revolving credit facility and one interest rate cap related to debt on the Hotel 373, New York, New York. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 88.0% of our outstanding mortgages and notes payable are subject to fixed rates, including the debt whose rate is fixed through a derivative instrument, while approximately 12% of our outstanding mortgages payable are subject to floating rates. The total weighted average interest rate on our debt and Line of Credit as of June 30, 2008 was approximately 5.98%. If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the three months ended June 30, 2008, our interest expense would have been increased or decreased by approximately $229.  If the interest rate for our Line of Credit and other variable rate debt was 100 basis points higher or lower during the six months ended June 30, 3008, our interest expense would have been increased or decreased by approximately $507.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates raise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt outstanding at June 30, 2008 approximating $628,326, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt outstanding at June 30, 2008 approximating $718,418.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at June 30, 2008, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable		2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt		$9,960	$42,818	$24,412	$6,519	$6,937	$488,980	$579,626
Average Interest Rate		6.25%	6.19%	6.09%	6.09%	6.09%	6.09%	6.13%

Floating Rate Debt		$539	$37,121	$31,173	$17,879	$4,911	$2,265	$93,888
Average Interest Rate		4.70%	4.47%	4.54%	4.72%	5.21%	5.21%	4.81%
	subtotal	$10,499	$79,939	$55,585	$24,398	$11,848	$491,245	$673,514

Credit Facility
		$47,600	-	-	-	-	-	$47,600
Average Interest Rate		4.57%						4.57%
	TOTAL	$58,099	$79,939	$55,585	$24,398	$11,848	$491,245	$721,114

(1)  Our Credit Facility has a term that expires in December 2008.

 The table incorporates only those exposures that existed as of June 30, 2008 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.  Fixed rate debt of $7,637 matures in the fourth quarter of 2008.  In addition, our credit facility also expires in the fourth quarter of 2008.  We intend to refinance each of these debt instruments upon maturity or expiration.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008. There were no changes to the Company’s internal controls over financial reporting during the six months ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           The annual meeting of the shareholders (the “Annual Meeting”) of the Company was held on Thursday, May 22, 2008.

(b)           The following Class II Trustees continued their respective terms as a trustee after the annual meeting:

•	Hasu P. Shah
•	Michael A. Leven
•	John M. Sabin
•	Kiran P. Patel

(c)	At the Annual Meeting, the shareholders of the Company voted as follows:

1) The election of the following Class I trustees to serve until the annual meeting of shareholders in 2010:

TRUSTEE	FOR	AGAINST	WITHHOLD	BROKER NON-VOTES
Donald J. Landry	36,194,261	N/A	1,826,833	N/A
Thomas S. Capello	36,217,526	N/A	1,803,568	N/A
Jay H. Shah	33,461,694	N/A	4,559,401	N/A

2) The approval of the Hersha 2008 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
27,519,090	2,463,483	1,093,114	6,945,407

3) The ratification of the appointment of KPMG LLP to serve as independent auditors of the Company for 2008:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
36,300,178	660,584	1,060,331	N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits Required by Item 601 of Regulation S-K.

10.1
Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Appendix B to the Company’s  Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

10.2
Form of Stock Award Agreement under the Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s  Current Report on Form 8-K, filed on May 29, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

10.3
Contribution Agreement, dated as of June 13, 2008, by and among Shree Associates, Kunj Associates, Devi Associates, Shanti III Associates, Trust FBO Jay H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, Trust FBO Neil H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, PLM Associates LLC, David L. Desfor and Ashish R. Parikh and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Company’s  Current Report on Form 8-K, filed on June 19, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

10.4
Contribution Agreement, dated as of June 26, 2008, by and among Akshar Limited Liability Company and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Company’s  Current Report on Form 8-K , filed on July 2, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

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

HERSHA HOSPITALITY TRUST
(Registrant)

August 7, 2008	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer