Form 10-Q
period 2008-09-30
HERSHA HOSPITALITY TRUST
filed 2008-11-06
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
☐ Yes  ☒ No

As of September 30, 2008, the number of Priority Class A Common Shares of Beneficial Interest outstanding was
48,274,200.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2008 [UNAUDITED] AND DECEMBER 31, 2007
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	September 30, 2008	December 31, 2007
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$990,335	$893,297
Investment in Joint Ventures	50,858	51,851
Development Loans Receivable	82,764	58,183
Cash and Cash Equivalents	20,951	12,327
Escrow Deposits	11,094	13,706
Hotel Accounts Receivable, net of allowance for doubtful accounts of $120 and $47	9,427	7,287
Deferred Costs, net of Accumulated Amortization of $4,345 and $3,252	8,371	8,048
Due from Related Parties	2,666	1,256
Intangible Assets, net of Accumulated Amortization of $546 and $764	7,630	5,619
Other Assets	17,033	16,033
Hotel Assets Held for Sale	3,546	-

Total Assets	$1,204,675	$1,067,607

Liabilities and Shareholders’ Equity:
Line of Credit	$51,400	$43,700
Mortgages and Notes Payable, net of unamortized discount of $64 and $72	680,483	619,308
Accounts Payable, Accrued Expenses and Other Liabilities	19,267	17,728
Dividends and Distributions Payable	11,237	9,688
Due to Related Parties	1,400	2,025

Total Liabilities	763,787	692,449

Minority Interests:
Common Units	$58,999	$42,845
Interest in Consolidated Joint Ventures	2,010	1,908

Total Minority Interests	61,009	44,753

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 Shares Authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 Shares Authorized, 48,274,200 and 41,203,612 Shares Issued and Outstanding at September 30, 2008 and December 31, 2007, respectively	483	412
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income	139	(23)
Additional Paid-in Capital	463,059	397,127
Distributions in Excess of Net Income	(83,826)	(67,135)

Total Shareholders' Equity	379,879	330,405

Total Liabilities and Shareholders’ Equity	$1,204,675	$1,067,607

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Hotel Operating Revenues	$72,715	$65,609	$192,011	$171,984
Development Loan Income	1,586	1,379	5,759	4,013
Land Lease Revenue	1,320	1,324	4,044	3,529
Other Revenues	243	265	837	592
Total Revenues	75,864	68,577	202,651	180,118

Operating Expenses:
Hotel Operating Expenses	40,517	35,794	109,635	97,348
Hotel Ground Rent	308	211	750	650
Land Lease Expense	722	741	2,216	1,974
Real Estate and Personal Property Taxes and Property Insurance	3,335	2,842	9,441	8,295
General and Administrative	1,918	1,689	5,821	5,521
Depreciation and Amortization	10,747	8,777	30,102	24,770
Total Operating Expenses	57,547	50,054	157,965	138,558

Operating Income	18,317	18,523	44,686	41,560

Interest Income	69	136	252	590
Interest Expense	10,892	10,605	31,873	31,203
Loss on Debt Extinguishment	1,416	-	1,416	-

Income before income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	6,078	8,054	11,649	10,947

Income from Unconsolidated Joint Venture Investments	1,629	1,680	2,251	2,584

Income before Minority Interests and Discontinued Operations	7,707	9,734	13,900	13,531

Income allocated to Minority Interests in Continuing Operations	1,417	1,376	2,165	1,558
Income from Continuing Operations	6,290	8,358	11,735	11,973

Discontinued Operations, net of minority interests (Note 12):
Income (loss) from Discontinued Operations	45	138	(54)	81

Net Income	6,335	8,496	11,681	12,054
Preferred Distributions	1,200	1,200	3,600	3,600

Net Income applicable to Common Shareholders	$5,135	$7,296	$8,081	$8,454

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.11	$0.18	$0.18	$0.20
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.11	$0.18	$0.18	$0.20

DILUTED*
Income from continuing operations applicable to common shareholders	$0.11	$0.18	$0.18	$0.20
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.11	$0.18	$0.18	$0.20

Weighted Average Common Shares Outstanding:
Basic	47,764,168	40,807,626	44,315,615	40,663,670
Diluted*	47,764,168	40,807,626	44,315,615	40,663,670

*
Income allocated to minority interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended September 30, 2008 and 2007 were 8,751,009 and 6,095,971, respectively and for the nine months ended September 30, 2008 and 2007 were 7,795,818 and 5,139,657, respectively.   Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operating activities:
Net income	$11,681	$12,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,343	25,722
Amortization	1,346	1,475
Debt extinguishment	1,435	-
Income allocated to minority interests	2,156	1,568
Equity in income of unconsolidated joint ventures	(2,251)	(2,584)
Distributions from unconsolidated joint ventures	2,991	2,703
Gain recognized on change in fair value of derivative instrument	(18)	(57)
Stock based compensation expense	1,043	554
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(2,259)	(7,214)
Escrows	2,612	490
Other assets	(1,872)	(1,764)
Due from related party	(1,272)	2,850
Increase (decrease) in:
Due to related party	(1,066)	(665)
Accounts payable and accrued expenses	383	2,590
Net cash provided by operating activities	45,252	37,722

Investing activities:
Purchase of hotel property assets	(62,609)	(32,659)
Capital expenditures	(16,946)	(11,874)
Cash paid for franchise fee intangible	(57)	(71)
Investment in development loans receivable	(40,700)	(60,700)
Repayment of development loans receivable	16,416	36,000
Distributions from unconsolidated joint venture	350	4,686
Advances and capital contributions to unconsolidated joint ventures	(97)	(1,699)
Repayment of notes receivable	1,350	34
Net used in investing activities	(102,293)	(66,283)

Financing activities:
Proceeds from borrowings under line of credit, net	7,700	48,100
Proceeds from mortgages and notes payable	51,780	28,543
Principal repayment of mortgages and notes payable	(24,306)	(19,387)
Cash paid for deferred financing costs	(85)	(250)
Proceeds from issuance of common stock, net of issuance costs	61,845	-
Distribution to partners in consolidated joint ventures	-	(340)
Dividends paid on common shares	(23,501)	(22,016)
Dividends paid on preferred shares	(3,600)	(3,600)
Distributions paid on common partnership units	(4,168)	(2,525)
Net cash provided by financing activities	65,665	28,525

Net increase (decrease) in cash and cash equivalents	8,624	(36)
Cash and cash equivalents - beginning of period	12,327	10,316

Cash and cash equivalents - end of period	$20,951	$10,280

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” ”us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

On May 5, 2008, we transferred the listing of our common shares of beneficial interest and 8.0% Series A preferred shares of beneficial interest from the American Stock Exchange to the New York Stock Exchange (the “NYSE”).  Hersha’s common shares now trade on the NYSE under the ticker symbol "HT" and its Series A preferred shares now trade on the NYSE under the ticker symbol "HT PR A."

On May 16, 2008, we completed a public offering of 6,000,000 common shares at $9.90 per share.  On May 20, 2008, the underwriters exercised a portion of their over-allotment option with respect to that offering, and we issued an additional 600,000 common shares at $9.90 per share.  Proceeds to us, net of underwriting discounts and commissions and expenses, were approximately $61,845.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests.  The net offering proceeds were used to repay indebtedness.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Company. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which was adopted by the FASB in February 2008, the Company has deferred the application of SFAS No. 157 related to non-recurring fair value measurements of non-financial assets and liabilities until January 1, 2009.

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

SFAS No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not determined whether the adoption of SFAS No. 141R will have a material effect on the Company’s financial statements.  Adoption of SFAS No.141R on January 1, 2009 could have a material effect on the Company’s financial statements and the Company’s future financial results to the extent the Company acquires significant amounts of real estate assets.  Costs related to future acquisitions will be expensed as incurred compared to the Company’s current practice of capitalizing such costs and amortizing them over the useful life of the acquired assets.  In addition, to the extent the Company enters into acquisition agreements with earn-out provisions, a liability may be recorded at the time of acquisition based on an estimate of the earn-out to be paid compared to our current practice of recording a liability for the earn-out when amounts are probable and determinable.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders, and requires the amount of consolidated net income attributable to the noncontrolling interests to be identified in the consolidated financial statements. SFAS No.160 is effective for fiscal years beginning after December 15, 2008.The Company has not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Land	$184,879	$172,061
Buildings and Improvements	801,274	706,038
Furniture, Fixtures and Equipment	121,287	105,979
Construction in Progress	-	1,541
	1,107,440	985,619

Less Accumulated Depreciation	(117,105)	(92,322)

Total Investment in Hotel Properties	$990,335	$893,297

During the nine months ended September 30, 2008, we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Duane Street Hotel, TriBeCa, New York, NY	1/4/2008	$8,213	$12,869	$2,793	$-	$23,875	$-
nu Hotel, Brooklyn, NY	1/14/2008	-	17,343	-	-	17,343	-
TownePlace Suites, Harrisburg, PA	5/8/2008	1,238	10,182	1,792	42	13,254	-
Sheraton Hotel, JFK Airport, Jamaica, NY	6/13/2008	-	27,342	4,374	3,157	34,873	23,800
Holiday Inn Express, Camp Springs, MD	6/26/2008	1,629	11,115	931	5	13,680	-
Hampton Inn, Smithfield, RI	8/1/2008	2,057	9,502	1,156	102	12,817	6,990
Total 2008 Wholly Owned Acquisitions		$13,137	$88,353	$11,046	$3,306	$115,842	$30,790

In connection with the acquisitions made during the nine months ended September 30, 2008, we acquired $344 in working capital assets and assumed $663 in working capital liabilities.

The Duane Street Hotel, TriBeCa, New York, NY, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Duane Street Hotel were 779,585 units of limited partnership interest (“OP Units”) in Hersha Hospitality Limited Partnership ("HHLP" or the “Partnership”), our operating partnership subsidiary, valued at $6,862. The OP Units were issued to certain executives and affiliated trustees of the Company.  In connection with the acquisition of the Duane Street Hotel, the Company entered into a $15,000 fixed rate mortgage with interest at 7.15%.  The mortgage matures in February 2018 and is interest only for the first three years.

Upon acquisition, we commenced renovations to fit out the building prior to opening the nu Hotel, located in Brooklyn, NY,.  Costs associated with the building while it was being renovated, including interest, were capitalized.  On July 7, 2008, the property opened and all renovation costs were capitalized to building and improvements and furniture, fixtures and equipment and are being depreciated over the useful lives of these assets.  In connection with the acquisition of the nu Hotel the Company entered into an $18,000 variable rate mortgage debt facility with interest at LIBOR plus 2.00%.  Principal of $13,240 was drawn on the date of acquisition, while the remainder of the balance has been drawn as renovations progressed and as interest was incurred.  The mortgage requires the payment of interest only and matures in January of 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

The Sheraton Hotel, JFK Airport, Jamaica, NY, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Sheraton Hotel were 1,177,306 OP Units in HHLP valued at $10,596.  The OP Units were issued to certain executives and affiliated trustees of the Company and an unrelated third party.  In connection with the acquisition of the Sheraton Hotel, the Company assumed a $23,800 variable rate mortgage which accrued interest at LIBOR plus 2.00% per annum and matured in April 28, 2010.  Subsequent to September 30, 2008, this mortgage was repaid with borrowings from our revolving line of credit, and this property now serves as collateral for borrowings under our revolving line of credit.  In connection with the acquisition of the Sheraton Hotel, we assumed a lease for the underlying land with a remaining term of approximately 94 years.  The remaining lease payments were determined to be below market value and, as a result, $2,442 of the purchase price was allocated to a leasehold intangible asset.  This asset is recorded in intangible assets on the consolidated balance sheet and is being amortized over the remaining life of the lease.

The Holiday Inn Express, Camp Springs, MD, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Holiday Inn Express were 540,337 OP Units in HHLP valued at $4,166.  The OP Units were issued to certain executives and affiliated trustees of the Company and an unrelated third party.

The Hampton Inn & Suites, Smithfield, RI, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  In connection with the acquisition of the Hampton Inn, the Company assumed a $6,990 fixed rate mortgage which accrues interest at 6.98%.  The mortgage matures in December 12, 2016.  In connection with the acquisition of the property, the sellers provided a $500 note payable which accrued interest at a rate of 7.00% per annum.  This note was repaid prior to September 30, 2008.

On January 8, 2007, we closed on the acquisition of the Residence Inn, Langhorne, PA. The purchase agreement for this acquisition contained certain provisions that entitle the seller to an earn-out payment of up to $1,000 based on the net operating income of the property, as defined in the purchase agreement. The earn-out period expired on July 31, 2008.  Based on results for this property through July 31, 2008, $1,000 was accrued as of September 30, 2008 and is included in Accounts Payable, Accrued Expenses and Other Liabilities on the balance sheet.  The earn-out was paid in October of 2008.  This additional purchase price was capitalized to land, building and improvements, and furniture, fixtures and equipment and is being depreciated over the useful lives of these assets.

The purchase agreements for some of our acquisitions contain certain provisions that entitle the seller to an earn-out payment based on the Net Operating Income of the properties, as defined in each purchase agreement.  The following table summarizes our existing earn-out provisions:

Acquisition Date	Acquisition Name	Maximum Earn-Out Payment Amount	Earn-Out Period Expiration
12/28/2006	Summerfield Suites Portfolio	$6,000,000	December 31, 2009
6/26/2008	Holiday Inn Express, Camp Springs, MD	1,905,000	December 31, 2010
8/1/2008	Hampton Inn & Suites, Smithfield, RI	1,515,000	December 31, 2010

We are currently unable to determine whether amounts will be paid under these three earn-out provisions since significant time remains until the expiration of the earn-out periods.  Due to uncertainty of the amounts that will ultimately be paid, no accrual has been recorded on the consolidated balance sheet for amounts due under these earn-out provisions. In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

Our newly acquired hotels are leased to our wholly-owned taxable REIT subsidiary (“TRS”), 44 New England Management Company and all are managed by Hersha Hospitality Management, LP (“HHMLP”).  HHMLP is owned by three of the Company’s executives, two of its affiliated trustees and other investors that are not affiliated with the Company.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Pro Forma Total Revenues	$76,058	$68,713	$204,554	$182,356

Pro Forma Income from Continuing Operations applicable to Common Shareholders	$6,278	$8,369	$11,860	$11,453
Income (Loss) from Discontinued Operations	45	138	(54)	81
Pro Forma Net Income	6,323	8,507	11,806	11,534
Preferred Distributions	1,200	1,200	3,600	3,600
Pro Forma Net Income applicable to Common Shareholders	$5,123	$7,307	$8,206	$7,934

Pro Forma Income applicable to Common Shareholders per Common Share
Basic	$0.11	$0.18	$0.19	$0.20
Diluted	$0.11	$0.18	$0.19	$0.20

Weighted Average Common Shares Outstanding
Basic	47,764,168	40,807,626	44,315,615	40,663,670
Diluted	47,764,168	40,807,626	44,315,615	40,663,670

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of September 30, 2008 and December 31, 2007, our investment in unconsolidated joint ventures consists of the following:

		Percent	Preferred	September 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2008	2007

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$827	$945
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	862	1,016
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	4,039	4,148
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	2,105	2,010
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	32,237	32,928
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	2,801	2,808
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,987	7,996
				$50,858	$51,851

Income from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income (loss) recognized during the three and nine months ended September 30, 2008 and 2007 for our Investments in Unconsolidated Joint Ventures is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
PRA Glastonbury, LLC	$18	$26	$83	$87
Inn American Hospitality at Ewing, LLC	(7)	20	(4)	91
Hiren Boston, LLC	59	175	(110)	309
SB Partners, LLC	101	183	94	192
Mystic Partners, LLC	797	1,006	817	1,253
PRA Suites at Glastonbury, LLC	(2)	(2)	(6)	(5)
Metro 29th Street Associates, LLC	663	272	1,377	657

Total equity in income	$1,629	$1,680	$2,251	$2,584

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007.

Balance Sheets
	September 30,	December 31,
	2008	2007
Assets
Investment in hotel properties, net	$221,470	$229,829
Other Assets	30,645	30,000
Total Assets	$252,115	$259,829

Liabilities and Equity
Mortgages and notes payable	$220,861	$221,398
Other liabilities	12,390	12,305
Equity:
Hersha Hospitality Trust	50,858	51,851
Other	(31,994)	(25,725)

Total Liabilities and Equity	$252,115	$259,829

Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Room Revenue	$27,675	$27,480	$77,514	$72,770
Other Revenue	6,065	7,359	21,550	22,586
Operating Expenses	(20,899)	(21,424)	(62,502)	(59,829)
Interest Expense	(3,303)	(3,977)	(10,020)	(11,607)
Debt Extinguishment	-	(2,858)	-	(2,858)
Lease Expense	(1,393)	(1,314)	(4,145)	(3,927)
Property Taxes and Insurance	(1,471)	(1,654)	(4,875)	(4,558)
Federal and State Income Taxes	(54)	(53)	(54)	(161)
Depreciation and Amortization	(4,211)	(4,155)	(12,062)	(12,494)
General and Administrative	(1,851)	(1,849)	(5,741)	(5,237)

Net income (loss)	$558	$(2,445)	$(335)	$(5,315)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

Development Loans Receivable

We have approved mortgage and mezzanine lending to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at fixed interest rates ranging from 10.0% to 15.0% (“Development Line Funding”). As of September 30, 2008 and December 31, 2007, we had Development Loans Receivable of $82,764 and $58,183, respectively. Interest income included in “Interest Income from Development Loans,” was $1,586 and $1,379 for the three months ended September 30, 2008 and 2007, respectively, and $5,759 and $4,013 for the nine months ended September 30, 2008 and 2007, respectively. Accrued interest on our development loans receivable was $2,005 as of September 30, 2008 and $1,591 as of December 31, 2007.

As of September 30, 2008 and December 31, 2007, our development loans receivable balance consisted of the following:

Hotel Property	Borrower	Principal Outstanding 9/30/2008	Principal Outstanding 12/31/2007	Interest Rate	Maturity Date
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$-	$10,016	10%	September 30, 2008
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	2,000	10%	October 9, 2009	*
Hilton Garden Inn - New York, NY	York Street LLC	15,000	15,000	11%	May 31, 2009
Hampton Inn - Smithfield, RI	44 Hersha Smithfield, LLC	-	2,000	10%	October 9, 2008	*
Homewood Suites - Newtown, PA	Reese Hotels, LLC	-	700	11%	April 22, 2009
Union Square Hotel - Union Square, NY	Risingsam Union Square, LLC	10,000	10,000	10%	May 31, 2009
Hyatt Place - Manhattan, NY	Brisam East 52, LLC	10,000	-	10%	January 16, 2009
Hampton Inn - Brattleboro, VT	Maple Lodging Inc.	5,000	-	15%	November 29, 2008	*
Lexington Avenue Hotel - Manhattan, NY	44 Lexington Holding, LLC	9,000	-	11%	May 30, 2009	*
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000	-	11%	April 1, 2009	*
32 Pearl - Manhattan, NY	SC Waterview, LLC	8,000	-	10%	July 4, 2009
Hilton Garden Inn/Homewood Suites - Brooklyn, NY	167 Johnson Street, LLC
Tranche 1		11,000	11,000	11%	September 21, 2008
Tranche 2		9,000	9,000	13.5%	September 24, 2008
Discount		(1,236)	(1,533)
Total Hilton Garden Inn/Homewood Suites - Brooklyn, NY		18,764	18,467

Total Development Loans Receivable		$82,764	$58,183

* Indicates borrower is a related party

In connection with originating the $11,000 and $9,000 development loans in September 2007 for the Hilton Garden Inn/Homewood Suites – Brooklyn, NY, we were granted an option to acquire a 50% interest in the entity that owns the Hilton Garden Inn – Brooklyn, NY.  The option can be exercised any time during the three year period beginning on the date the property receives its certificate of occupancy or upon the borrower’s default on the development loans.  The fair value of the option was $1,688 at the time of acquisition and is recorded in other assets on our consolidated balance sheet. We recorded a discount on the development loans receivable of $1,688 which is being amortized over the life of the development loan, including the two year renewal period.  Amortization of this discount is recorded as interest income from development loans on the Company’s consolidated statement of operations and was $-0- and $14 for the three months ended September 30, 2008 and 2007, respectively, and $297 and $14 for the nine months ended September 30, 2008, respectively.

We monitor our portfolio of development loans on an on-going basis to determine collectability of the loan principal and accrued interest.  As part of our review we determined that the developer of the Hilton Garden Inn/Homewood Suites – Brooklyn, NY has failed to make payments to the senior lender on the property’s first mortgage.  As a result, we have elected to discontinue the accrual of interest as of July 1, 2008 on our $11,000 and 9,000 loans receivable with the developer and we have not extended the maturity of this loan receivable.  We are in discussions with the developer and the senior lender to work out the loan and determine the best course of action.  As of September 30, 2008, accrued interest receivable for this loan is $716.  Based on the value of the underlying assets and our interest in those assets, we have determined that the loan receivable and accrued interest is collectible.  We will continue to monitor this loan, and if it is determined that portions of the loan principal or accrued interest are uncollectible, we will record a reserve for amounts that are deemed to be uncollectible.  Based on our review, the remainder of the development loan portfolio is current and is deemed to be collectible.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

Land Leases

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

Leased land and improvements are included in investment in hotel properties on our consolidated balance sheets as of September 30, 2008 and December 31, 2007:

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

* Indicates lessee is a related party

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Transaction Costs	$338	$209
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	1,235	2,581
Due from Lessees	1,131	1,986
Prepaid Expenses	4,065	3,402
Interest due on Development Loans to Non-Related Parties	1,350	1,456
Deposits on Property Improvement Plans	187	640
Hotel Purchase Option	2,620	2,620
Other	4,559	1,591

Total Other Assets	$17,033	$16,033

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

Notes Receivable - Notes receivable as of September 30, 2008 and December 31, 2007 includes a loan made to one of our unconsolidated joint venture partners in the amount of $1,120 bearing interest at 13.5% with a maturity date of December 27, 2008.  Notes receivable as of December 31, 2007 also included $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  The Atlanta Portfolio notes receivables were repaid in September 2008.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest due on Development Loans– Interest due on development loans represents interest income due from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest due on development loans from loans extended to related parties in the amounts of $530 and $135, as of September 30, 2008 and December 31, 2007, respectively, which is included in the Due From Related Parties caption on the face of the consolidated balance sheets.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The total mortgages payable balance at September 30, 2008, and December 31, 2007, was $628,666 and $567,507, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 8.94%. The maturities for the outstanding mortgages ranged from January 2009 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $8,857 and $8,755 for the three months ended September 30, 2008 and 2007, respectively, and $26,107 and $25,151 for the nine months ended September 30, 2008 and 2007, respectively.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in the amount of $947 and $921 was recorded for the three months ended September 30, 2008 and 2007, respectively, and $2,784 and $2,837 for the nine months ended September 30, 2008 and 2007, respectively.

As part of the acquisition of the Hyatt Summerfield Suites Portfolio, HHLP entered into a management agreement with Lodgeworks, L.P. (“Lodgeworks”).  Lodgeworks extended an interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  Because the interest rate on the note payable is below the market rate of interest at the date of the acquisition, a discount was recorded on the note payable.  The discount reduced the principal balances recorded in the mortgages and notes payable and is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $269 as of September 30, 2008 and $253 as of December 31, 2007.

As of September 30, 2008, mortgages and notes payable and borrowings under our line of credit had a carrying value of $731,947, which exceeded the fair value by approximately $49,790 due to an increase in market borrowing rates.

Revolving Line of Credit

During the quarter ended September 30, 2008, we maintained a revolving credit facility with T.D. Bank, N.A. (formerly Commerce Bank, N.A.) and a syndicate of lenders.  The credit facility bore interest at either the Wall Street Journal's prime rate of interest minus 0.75% or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.00%, at the Company’s option. Provisions of the credit facility allowed for an increase of the principal amount of borrowings made available under the line of credit to a maximum aggregate amount of $100,000, depending upon certain conditions described in the agreement.

The line of credit was collateralized by a first lien-security interest in all existing and future assets of HHLP, and title-insured, first-lien mortgages on the Holiday Inn Express, Harrisburg, PA, the Mainstay Suites and Sleep Inn, King of Prussia, PA, the Fairfield Inn, Laurel, MD, the Hampton Inn, Philadelphia, PA, the Residence Inn, Norwood, MA, the Residence Inn, Langhorne, PA, the Holiday Inn, Norwich, CT and collateral assignment of all hotel management contracts of the management companies in the event of default. The line of credit included certain financial covenants and required that we maintain (1) a minimum tangible net worth of $110,000; (2) a maximum accounts and other receivables from affiliates of $75,000; and (3) certain financial ratios. The Company was in compliance with each of these covenants as of September 30, 2008.

The Company maintained a line of credit balance of $51,400 at September 30, 2008 and $43,700 at December 31, 2007. The Company recorded interest expense of $549 and $1,125 related to the line of credit borrowings, for the three months ended September 30, 2008 and 2007, respectively, and $2,162 and $3,121 for the nine months ended September 30, 2008 and 2007, respectively.  The weighted average interest rate on the line of credit for the three months ended September 30, 2008 and 2007 was 5.00% and 7.43%, respectively, and 5.41% and 7.48% for the nine months ended September 30, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

On October 14, 2008, we entered into a new credit facility with T.D. Bank, N.A. and a syndicate of lenders.  This new credit facility replaced our existing credit facility and as a result all amounts outstanding under our existing credit facility were repaid with borrowings from our new credit facility.  See Note 13 – Subsequent Events for a description of the terms of our new credit facility.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relate to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended September 30, 2008 and 2007, we capitalized $38 and $339, respectively, of interest expense and for the nine months ended September 30, 2008 and 2007, we capitalized $544 and $339, respectively, of interest expense related to these projects.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of September 30, 2008, deferred costs were $8,371, net of accumulated amortization of $4,345. Deferred costs were $8,048 net of accumulated amortization of $3,252, as of December 31, 2007. Amortization of deferred costs for the three months ended September 30, 2008 and 2007 was $589 and $448 respectively and $1,487 and $1,204 for the nine months ended September 30, 2008 and 2007, respectively.

Debt Extinguishment

On July 1, 2008, we settled on the defeasance of loans associated with four of our properties.  These mortgage loans had an aggregate outstanding principal balance of approximately $11,028 as of June 30, 2008.  As a result of this extinguishment, we expensed $1,399 in unamortized deferred costs and defeasance premiums for three of the four properties, which are included in the Debt Extinguishment caption on the face of the consolidated statements of operations for the three and nine months ended September 30, 2008 and now serve as collateral for our revolving credit facility entered into on October 14, 2008. The fourth property, the Holiday Inn Conference Center, New Cumberland, PA was sold on October 30, 2008 and $19 in unamortized deferred costs expensed as a result of the debt extinguishment is included in the Income (Loss) from Discontinued Operations caption on the face of the consolidated statements of operations for the three and nine months ended September 30, 2008.

On September 30, 2008, we repaid $8,188 on our mortgage with M&T Bank for the Holiday Inn Express, Cambridge property as a result of debt refinancing.  The new debt of $11,000 has a fixed interest rate of 6.625% and a maturity date of September 30, 2023.  As a result of this extinguishment, we expensed $17 in unamortized deferred costs, which are included in the Debt Extinguishment caption on the face of the consolidated statements of operations for the three and nine months ended September 30, 2008.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in our operating partnership subsidiary, HHLP, which is indirectly the sole general partner of the subsidiary partnerships. At September 30, 2008, there were 8,746,300 non-controlling OP Units outstanding with a fair market value of $65,072, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are redeemable by the unitholders for cash or, at our option, common shares on a one-for-one basis.

Management Agreements

Our wholly owned TRS, 44 New England, engages eligible independent contractors pursuant to REIT qualifications, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. There were no incentive management fees for the three and nine months ended September 30, 2008 and 2007. For the three months ended September 30, 2008 and 2007, management fees incurred totaled $1,849 and $1,636, respectively, and $4,688 and $4,164 for the nine months ended September 30, 2008 and 2007, respectively and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended September 30, 2008 and 2007 was $4,974 and $4,550, respectively and for the nine months ended September 30, 2008 and 2007 was $13,112 and $11,785, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3. For the three months ended September 30, 2008 and 2007, the Company incurred accounting fees of $369 and $345, respectively, and incurred information technology fees of $82 and $71, respectively.  For the nine months ended September 30, 2008 and 2007, the Company incurred accounting fees of $1,056 and $1,012, respectively, and incurred information technology fees of $234 and $207, respectively. Accounting and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended September 30, 2008 and 2007, we incurred fees of $66 and $74, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred fees of $207 and $237, respectively, which were capitalized in with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
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

Hotel Supplies

For the three months ended September 30, 2008 and 2007, we incurred expenses of $423 and $456, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred expenses of $1,245 and $1,901 for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $43 and $149 is included in accounts payable at September 30, 2008 and December 31, 2007, respectively.

Due From Related Parties

The Due from Related Party balance as of September 30, 2008 and December 31, 2007 was approximately $2,666 and $1,256 respectively. The majority of the balance as of September 30, 2008 and December 31, 2007 were receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of September 30, 2008 and December 31, 2007 was approximately $1,400 and $2,025, respectively. The balances as of September 30, 2008 and December 31, 2007 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in November 2103.  Each land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended September 30, 2008 and 2007, we incurred $308 and $211, respectively, and for the nine months ended September 30, 2008 and 2007, we incurred $750 and $650, respectively, in hotel ground rent expense under these agreements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

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

As of September 30, 2008, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,662 as of September 30, 2008.  We entered into this interest rate swap in July of 2004 and designated it as a cash flow hedge in November of 2004 when the fair value of the swap was a liability of $342, causing ineffectiveness in the hedge relationship.  Prior to January 1, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  Subsequent to January 1, 2008, the hedge relationship was no longer deemed to be effective.  The change in fair value of the interest rate swap for the three and nine months ended September 30, 2008 was a gain of $51 and a gain of $28, respectively, and was recorded in Interest Expense on the Statement of Operations.

At September 30, 2008 and December 31, 2007, the fair value of the interest rate swaps and cap were:

				Value
Date of Transaction	Hedged Debt	Type	Maturity Date	September 30, 2008	December 31, 2007
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	$(92)	$(120)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	April 9, 2009	-	1
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 12, 2009	13	-
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	139	-
				$60	$(119)

The fair value of the derivative instrument assets is included in Other Assets and the fair value of the derivative instrument liabilities is included in Accounts Payable, Accrued Expenses and Other Liabilities at September 30, 2008 and December 31, 2007.

The change in fair value of derivative instruments designated as cash flow hedges was a gain of $160 and a loss of $136 for the three months ended September 30, 2008 and 2007, respectively, and a gain of $162 and a loss of $147 for the nine months ended September 30, 2008 and 2007, respectively.  These unrealized gains and losses were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $2 and $3 on cash flow hedges was recognized in interest expense for the three months ended September 30, 2008 and 2007, respectively and $2 and $12 for the nine months end September 30, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
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

The following table summarizes the stock awards issued to executives of the Company pursuant to the 2004 Equity Incentive Plan and the 2008 Equity Incentive Plan as of September 30, 2008:

		Shares Vested		Unearned Compensation
Date of Award Issuance	Shares Issued	September 30, 2008	December 31, 2007	September 30 2008	December 31, 2007	Period until Full Vesting
June 1, 2005	71,000	53,250	35,500	$114	$242	0.7 years
June 1, 2006	89,500	44,750	22,375	351	508	1.7 years
June 1, 2007	214,582	53,645	-	1,762	2,258	2.7 years
June 2, 2008	278,059	-	-	2,286	-	3.7 years
September 30, 2008	3,616	-	-	27	-	4.0 years*
	656,757	151,645	57,875	4,540	3,008

* represents the maximum vesting period for the shares issued

On June 2, 2008, the Compensation Committee of the Board of Trustees granted 278,059 restricted share awards to executives. The restricted share awards vest 25% each year over four years and compensation expense is recognized ratably over the four year vesting period based on the fair value of the shares on the date of grant. The fair value of the restricted share awards on the grant date was $8.97 per share. As of September 30, 2008, none of these restricted share awards was vested.

On September 30, 2008, we awarded 3,616 restricted share awards to management employees.  The restricted share award vesting schedule varies by employee and compensation expense is recognized ratably over the vesting period based on the fair value of the shares on the date of grant.  The fair value of the restricted share awards on the grant date was $7.44 per share.  As of September 30, 2008, none of these restricted share awards were vested.

Compensation expense related to stock awards issued to executives of the Company of $416 and $260 was incurred during the three months ended September 30, 2008 and 2007, respectively, and $989 and $505 for the nine months ended September 30, 2008 and 2007, respectively.  Compensation expense related to the restricted share awards is recorded in general and administrative expense on the statement of operations.

On January 2, 2008, we awarded 1,000 common shares to each of our four independent trustees.  The fair value of each of the shares on the grant date was $9.33.  On June 2, 2008, we awarded 1,500 common shares to each of our four independent trustees. The fair value of each of the shares on the grant date was $8.97. No compensation expense related to stock awards issued to the Board of Trustees was incurred during the three months ended September 30, 2008 and 2007, respectively, and $54 and $49 was incurred during the nine months ended September 30, 2008 and 2007, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
BASIC
Income from Continuing Operations	$6,290	$8,358	$11,735	$11,973
Dividends paid on unvested restricted shares	(91)	(57)	(238)	(140)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(3,600)	(3,600)
Income from continuing operations applicable to common shareholders	4,999	7,101	7,897	8,233
Income (Loss) from Discontinued Operations	45	138	(54)	81
Net Income applicable to common shareholders	$5,044	$7,239	$7,843	$8,314

DILUTED*
Income from Continuing Operations	$6,290	$8,358	$11,735	$11,973
Dividends paid on unvested restricted shares	(91)	(57)	(238)	(140)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(3,600)	(3,600)
Income from continuing operations applicable to common shareholders	4,999	7,101	7,897	8,233
Income (Loss) from Discontinued Operations	45	138	(54)	81
Net Income applicable to common shareholders	$5,044	$7,239	$7,843	$8,314

Denominator:
Weighted average number of common shares - basic	47,764,168	40,807,626	44,315,615	40,663,670
Effect of dilutive securities:
Unvested stock awards	- **	- **	- **	- **

Weighted average number of common shares - diluted*	47,764,168	40,807,626	44,315,615	40,663,670

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings Per Share:
BASIC
Income from continuing operations applicable to common shareholders	$0.11	$0.18	$0.18	$0.20
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.11	$0.18	$0.18	$0.20

DILUTED*
Income from continuing operations applicable to common shareholders	$0.11	$0.18	$0.18	$0.20
Income (Loss) from Discontinued Operations	0.00	0.00	0.00	0.00

Net Income applicable to common shareholders	$0.11	$0.18	$0.18	$0.20

*
Income allocated to minority interest in the Partnership has been excluded from the numerator and OP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average OP Units outstanding for the three months ended September 30, 2008 and 2007 were 8,751,009 and 6,095,971, respectively and for the nine months ended September 30, 2008 and 2007 were 7,795,818 and 5,139,657, respectively.

**
Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three and six months ended September 30, 2008 and 2007 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the nine months ended September 30, 2008 and 2007 totaled $31,284 and $31,094, respectively.

The following non-cash activities occurred during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Common Shares issued as part of the Dividend Reinvestment Plan	$23	$22
Issuance of Common Shares to the Board of Trustees	91	94
Issuance of OP Units for acquisitions of hotel properties	21,624	21,167
Debt assumed in acquisition of hotel properties	30,790	70,564
Issuance of OP Units for acquisition of unconsolidated joint venture	-	6,817
Issuance of OP Units for acquisition of option to acquire interest in hotel property	-	933
Conversion of OP Units to Common Shares	1,373	2,333
Reallocation to minority interest	1,682	11,180

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
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

In September of 2007, our Board of Trustees authorized management of the Company to sell the Hampton Inn, Linden, NJ (Hampton Inn) and Fairfield Inn, Mt. Laurel, NJ (Fairfield Inn).  The Company acquired the Hampton Inn in October 2003 and the Fairfield Inn in January 2006.   The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2007.  The sale of these properties occurred during the fourth quarter of 2007.   Proceeds from the sales were $29,500, and the gain on the sale was $4,248, of which $503 was allocated to minority interest in HHLP.

In October 2008, the Company sold the Holiday Inn Conference Center, New Cumberland, PA (Holiday Inn).  Beginning on July 1, 2006, the Company leased this hotel to an unrelated party and the lease agreement contained a purchase provision by the lessee.  Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenues and hotel operating expenses.  The operating results for this hotel have been reclassified to discontinued operations in the statements of operation for the three and nine months ended September 30, 2008 and 2007.  Proceeds from the sale of this property were $6,500 and the anticipated gain on this sale is approximately $2,888.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $3 and $335 of interest and capital lease expense to discontinued operations for the three ended September 30, 2008 and 2007, respectively and $145 and $1,022 for the nine months ended September 30, 2008 and 2007, respectively.

Hotel Assets Held for Sale consisted of the following at September 30, 2008:

September 30, 2008

Land	412
Buildings and Improvements	4,615
Furniture, Fixtures and Equipment	3,581
Intangible Assets	813
9,421

Less Accumulated Depreciation & Amortization	(5,875)

Hotel Assets Held for Sale	$3,546

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Hotel Operating Revenues	$-	$1,905	$-	$5,397
Hotel Lease Revenue	205	254	553	$586
Interest Income	-	-	-	1
Total Revenues	205	2,159	553	5,984
Expenses:
Interest and Capital Lease Expense	3	335	145	1,022
Hotel Operating Expenses	-	1,140	-	3,199
Real Estate and Personal Property Taxes and Property Insurance	20	190	60	524
General and Administrative	-	-	3	-
Depreciation and Amortization	110	340	389	1,148
Loss on Debt Extinguishment	19	-	19	-
Total Expenses	152	2,005	616	5,893

Income from Discontinued Operations before Minority Interest	53	154	(63)	91
Allocation to Minority Interest	8	16	(9)	10

Income (Loss) from Discontinued Operations	$45	$138	$(54)	$81

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007[UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SUBSEQUENT EVENTS

On October 14, 2008, we entered into a Revolving Credit Loan and Security Agreement with T.D. Bank, N.A. and various other lenders.   The credit agreement provides for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The existing bank group has committed $135,000, and the Credit Agreement is structured to allow for an increase of an additional $40,000 under the line of credit.  Approximately $51,400 of borrowings under the line of credit has been used to repay amounts outstanding under our existing line of credit and $23,800 has been used to repay a mortgage obligation for the Sheraton Hotel, JFK Airport, Jamaica, NY.  Effective as of October 14, 2008, the existing line of credit was terminated and replaced by the new line of credit.  Additional borrowings under the line of credit provided by T.D. Bank, N.A. may be used for working capital and general corporate purposes, including payment of distributions or dividends and for the future purchase of additional hotels.

The credit agreement provides that (i) up to $87,750 of loans under the line of credit  (“Type A Loans”) shall be made available for a period of not greater than 18 months, provided that the aggregate amount of all Type A Loans outstanding shall not exceed at any time the lesser of (a) 67% of the appraised value of certain hotel properties pledged to the lenders as collateral or (b) an amount that would cause HHLP to exceed a minimum debt service coverage ratio of 1.35 to 1.00, and (ii) the lesser of $47,250 of loans or an amount equal to 50.0% of the net unencumbered asset value of HHLP’s directly-owned hotel properties (“Type B Loans”) shall be made available for a period of not greater than 90 days.  If a commitment increase occurs, HHLP’s capacity to borrow Type A Loans and Type B Loans will increase up to $125,000 and up to $50,000, respectively.

The line of credit expires on December 31, 2011, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, N.A. and the other lenders renew the line of credit for an additional one-year period.

At HHLP’s option, the interest rate on the line of credit is either (i) the Wall Street Journal variable prime rate per annum or (ii) LIBOR available for the periods of 1, 2, 3, or 6 months plus two and one half percent (2.5%) per annum.  Our interest rate swap agreement entered into on February 1, 2008 which fixed the interest rate on a $40,000 portion of our existing line of credit remains in place.  See Note 8 for more information on this interest rate swap.

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties:

- Fairfield Inn, Laurel, MD	- Holiday Inn Express, Hershey, PA
- Hampton Inn, Danville, PA	- Holiday Inn Express, New Columbia, PA
- Hampton Inn, Philadelphia, PA	- Mainstay Suites and Sleep Inn, King of Prussia, PA
- Holiday Inn, Norwich, CT	- Residence Inn, Langhorne, PA
- Holiday Inn Express, Camp Springs, MD	- Residence Inn, Norwood, MA
- Holiday Inn Express and Suites, Harrisburg, PA	- Sheraton Hotel, JFK Airport, New York, NY

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $300,000; (2) a maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

•	a debt service coverage ratio of not less than 1.35 to 1.00;
•	a total funded liabilities to gross asset value ratio of not more than 0.67 to 1.00; and
•	a EBITDA to debt service ratio of not less than 1.40 to 1.00;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of applicable federal securities laws. The Company cautions investors that any forward looking statements in this report, or which management may express orally or in writing from time to time, are based on management’s beliefs and assumptions at that time.  Throughout this report, words such as “believes”, “expects”, “anticipates”, “intends”, “plans” and “estimates” and variations of such words and similar words also identify forward-looking statements. Our actual results may differ materially from these forward looking statements.  Such statements are subject to risks, uncertainties and assumption and are not guarantees of future performance, which may be affected by known an unknown risks, uncertainties and trends and factors that are out of management’s control including the following: economic conditions generally and the real estate market specifically; the effect of threats of terrorism and increased security precautions on travel patterns and demand for hotels; the threatened or actual outbreak of hostilities and international political instability; governmental actions; legislative/regulatory changes, including changes to laws governing the taxation of REITs; level of proceeds from asset sales; cash available for capital expenditures; availability of capital; ability to refinance debt; rising interest rates; rising insurance premiums; competition; supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than expected daily room rates; other factors that may influence the travel industry, including health, safety and economic factors; and changes in generally accepted accounting principles, policies and guidelines applicable to REITs. Additional risks are discussed in the Company’s filings with the Securities and Exchange Commission. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances.

General

As of September 30, 2008 we owned interests in 77 hotels located primarily in the eastern United States, including 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels. The REIT qualification rules allow a hotel REIT to lease its hotels to a taxable REIT subsidiary, or TRS, provided that the TRS engages an eligible independent contractor to manage the TRS. As of September 30, 2008, we own one hotel that is leased to an unrelated third party lessee. Each of these TRS entities pays qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including Hersha Hospitality Management, LP, or HHMLP, to operate our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings. We intend to lease all newly acquired hotels to a TRS.

During the nine months ended September 30, 2008, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. As a result, the lodging industry is experiencing slowing growth or, in some markets, negative growth which could have a negative impact on our future results of operations and financial condition.  While leisure demand was generally soft, urban markets fared better due to the larger amount of utilization by business travelers, the benefit from a weak dollar that enhanced international travel to the U.S. over the summer months, and the long term nature of convention business which is generally located in urban markets. For the quarter and nine months ended September 30, 2008, we have seen increases in Average Daily Rate (ADR) and Revenue Per Available Room, in part, as a result of our strategy of investing in high quality upscale hotels in high barrier to entry markets, including gateway markets such as the New York City metro market.

The turmoil in the financial markets has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels without an operating history.  This could have a negative impact on the collectability of our portfolio of development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued.  As of September 30, 2008, we have determined the development loans receivable and related accrued interest is collectable.  We will continue to monitor this portfolio on an on-going basis.  For more information, please see “Note 4 – Development Loans Receivable and Land Leases.”

In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties that do not have a history of profitable operations.  We monitor the maturity dates of our debt obligations and take steps in advance of the debt becoming due to extend or refinance the obligations.  Please refer to “Item 3.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our debt maturities.

Operating Results

The following table outlines operating results for the Company’s portfolio of 58 wholly owned hotels and three hotels owned through joint venture interests that are consolidated in our financial statements for the three and nine months ended September 30, 2008 and 2007.  These results exclude one hotel leased to a third party.

CONSOLIDATED HOTELS:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Variance	2008	2007	% Variance

Rooms Available	630,831	576,381	9.4%	1,784,944	1,671,000	6.8%
Rooms Occupied	491,279	462,994	6.1%	1,327,708	1,258,096	5.5%
Occupancy	77.88%	80.33%	-3.0%	74.38%	75.29%	-1.2%
Average Daily Rate (ADR)	$141.08	$134.91	4.6%	$137.44	$129.47	6.2%
Revenue Per Available Room (RevPAR)	$109.87	$108.37	1.4%	$102.23	$97.48	4.9%

Room Revenues	$69,310,113	$62,463,745	11.0%	$182,482,050	$162,885,593	12.0%
Total Revenues	$72,714,988	$65,608,794	10.8%	$192,010,633	$171,984,264	11.6%
Discontinued Assets	$-	$1,904,492	-100.0%	$-	$5,396,551	-100.0%

The following table outlines operating results for the three and nine months ended September 30, 2008 and 2007 for the 15 hotels we own through unconsolidated joint venture interests. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and minority interests.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Variance	2008	2007	% Variance

Rooms Available	242,308	242,328	0.0%	721,696	712,014	1.4%
Rooms Occupied	180,862	187,533	-3.6%	525,751	510,990	2.9%
Occupancy	74.64%	77.39%	-3.5%	72.85%	71.77%	1.5%
Average Daily Rate (ADR)	$153.02	$146.53	4.4%	$147.43	$142.41	3.5%
Revenue Per Available Room (RevPAR)	$114.21	$113.40	0.7%	$107.41	$102.20	5.1%

Room Revenues	$27,674,903	$27,479,930	0.7%	$77,513,917	$72,769,965	6.5%
Total Revenues	$33,739,758	$34,838,518	-3.2%	$99,063,914	$96,355,765	2.8%

Comparison of the three month period ended September 30, 2008 and 2007
(dollars in thousands, except per share data).

Revenues

Our total revenues for the three months ended September 30, 2008 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenues. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $7,106 or 10.8%, to $72,715 for the three months ended September 30, 2008 from $65,609 for the same period in 2007. The increase in revenues is primarily attributable to the acquisitions consummated in 2008 and improved RevPAR at certain of our hotels. We acquired interests in the following six consolidated hotels since September 30, 2007 that contributed to hotel operating revenues:

Brand	Location	Acquisition Date	Rooms

Duane Street Hotel (TriBeCa)	New York, NY	1/4/2008	45
TownePlace Suites	Harrisburg, PA	5/8/2008	107
Sheraton Hotel	JFK Airport, Jamaica, NY	6/13/2008	150
Holiday Inn Express	Camp Springs, MD	6/26/2008	127
nu Hotel	Brooklyn, NY	7/7/2008*	93
Hampton Inn & Suites	Smithfield, RI	8/1/2008	101
			623

*The property was purchased on 1/14/2008, but did not open for business until 7/7/2008.

Revenues for all six hotels were recorded from the date of acquisition or opening as hotel operating revenues.

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income is earned on our development loans at rates of 10.0% to 15.0%.

We monitor our portfolio of development loans on an on-going basis to determine collectability of the loan principal and accrued interest.  As part of our review we determined that the developer of the Hilton Garden Inn/Homewood Suites – Brooklyn, NY has failed to make payments to the senior lender on the property’s first mortgage.  As a result, we have elected to discontinue the accrual of interest as of July 1, 2008 on our $11,000 and $9,000 loans receivable with the developer and we have not extended the maturity of this loan receivable.  We are in discussions with the developer and the senior lender to work out the loan and determine the best course of action.  As of September 30, 2008, accrued interest receivable for this loan is $716.  Based on the value of the underlying assets and our interest in those assets, we have determined that the loan receivable and accrued interest is collectible.  We will continue to monitor this loan, and if it is determined that portions of the loan principal or accrued interest are uncollectible, we will record a reserve for amounts that are deemed to be uncollectible.  Based on our review, the remainder of the development loan portfolio is current and is deemed to be collectible.

Development loan income was $1,586 for the three months ended September 30, 2008 compared to $1,379 for the same period in 2007. The average balance of development loans receivable outstanding during the three months ended September 30, 2008 was greater than the average balance outstanding during the same period in 2007 resulting in a $207 increase in interest income.

In June and July of 2006 we acquired two parcels of land in Manhattan, NY which are being leased to hotel developers. In June and July of 2007, we acquired two adjacent parcels of land in Brooklyn, NY which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10.0% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the three months ended September 30, 2008, we recorded $1,320 in land lease revenue from these parcels.  We incurred $722 in expense related to these land leases resulting in a contribution of $598 to our operating income during the three months ended September 30, 2008. Land leases contributed $583 to our operating income during the three months ended September 30, 2007.

Other revenues consist primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 13.2% to approximately $40,517 for the three months ended September 30, 2008 from $35,794 for the three months ended September 30, 2007. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2007, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $8,777 for the three months ended September 30, 2007 to $10,747 for the three months ended September 30, 2008. Similarly, real estate and personal property tax and property insurance increased $493, or 17.4%, in the three months ended September 30, 2008 when compared to the same period in 2007.

General and administrative expense increased by approximately $229 from $1,689 for the three months ended September 30, 2007 to $1,918 during the same period in 2008 due primarily to increased stock based compensation costs associated with the issuance of additional stock awards in June 2008.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments decreased $51 from $1,680 for the three months ended September 30, 2007 to $1,629, for the three months ended September 30, 2008.   This was primarily caused by a decline in the operating results of certain unconsolidated joint venture assets in Connecticut and Massachusetts.  This decline was partially offset by continued improvement in the operating results in our unconsolidated joint venture interest in the 228 room Holiday Inn Express – Madison Square Garden, New York, NY which continues to ramp up.

Net Income

Net income applicable to common shareholders for the three months ended September 30, 2008 was approximately $5,135 compared to net income applicable to common shareholders of $7,296 for the same period in 2007.  This decrease is primarily the result of decreased operating income of $206, decreased income from unconsolidated joint venture investments of $51 and a loss on debt extinguishment of $1,416.

Operating income for the three months ended September 30, 2008 was $18,317 compared to operating income of $18,523 during the same period in 2007. Increases in hotel operating revenues were outpaced by increases in operating expenses, including depreciation expense and real estate and property taxes, resulting in a $206 decrease in operating income.

The decrease in our operating income was furthered by increases in income allocated to minority interests in our operating partnership.  The weighted average minority interest ownership in our operating partnership increased from 13.00% for the three months ended September 30, 2007 to 15.48% for the three months ended September 30, 2008.  This change is a result of the issuance of units in our operating partnership as consideration for the acquisition of hotel properties and is partially offset by the issuance of 6,600,000 shares of our common shares in May of 2008.  Interest expense increased $287 from $10,605 for the three months ended September 30, 2007 to $10,892 for the same period in 2008. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.

Comparison of the nine month period ended September 30, 2008 and 2007
(dollars in thousands, except per share data).

Revenues

Our total revenues for the nine months ended September 30, 2008 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, hotel lease revenue and other revenues. Hotel operating revenue is recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenue increased $20,027 or 11.6%, to $192,011 for the nine months ended September 30, 2008 from $171,984 for the same period in 2007. The increase in revenues is primarily attributable to the acquisitions consummated in 2007 and improved RevPAR at certain of our hotels. As noted above, we acquired interests in six consolidated hotels since September 30, 2007.  Revenues for all six hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the nine months ended September 30, 2008 included revenues for a full six months related to the following six hotels that were purchased during the nine months ended September 30, 2007:

Brand	Location	Acquisition Date	Rooms
Residence Inn	Langhorne, PA	1/8/2007	100
Residence Inn	Carlisle, PA	1/10/2007	78
Holiday Inn Express	Chester, NY	1/25/2007	80
Hampton Inn (Seaport)	New York, NY	2/1/2007	65
Hotel 373 (Fifth Avenue)	New York, NY	6/1/2007	70
Holiday Inn	Norwich, CT	7/1/2007	134
			527

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income is earned on our development loans at rates of 10.0% to 15.0%. As noted above, we have elected to discontinue the accrual of interest as of July 1, 2008 on our $11,000 and $9,000 loans receivable with the developer of the Hilton Garden Inn/Homewood Suites, Brooklyn, NY and we have not extended the maturity of this loan receivable.  Development loan income was $5,759 for the nine months ended September 30, 2008 compared to $4,013 for the same period in 2007. The average balance of development loans receivable outstanding during the nine months ended September 30, 2008 was greater than the average balance outstanding during the same period in 2007 resulting in a $1,746 increase in interest income.

In June and July of 2006 we acquired two parcels of land in Manhattan, NY which are being leased to hotel developers. In June and July of 2007, we acquired two adjacent parcels of land in Brooklyn, NY which are being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. The land is leased to hotel developers at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance. During the nine months ended September 2008, we recorded $4,044 in land lease revenue from these parcels. We incurred $2,216 in expense related to these land leases resulting in a contribution of $1,828 to our operating income during the nine months ended September 30, 2008. Land leases contributed $1,555 to our operating income during the nine months ended September 30, 2007.

Other revenues consist primarily of fees earned for asset management services provided to certain properties owned by our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased 12.6% to approximately $109,635 for the nine months ended September 30, 2008 from $97,348 for the nine months ended September 30, 2007. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2007, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $24,770 for the nine months ended September 30, 2007 to $30,102 for the nine months ended September 30, 2008. Similarly, real estate and personal property tax and property insurance increased $1,146, or 13.8%, in the nine months ended September 30, 2008 when compared to the same period in 2007.

General and administrative expense increased by approximately $300 from $5,521 for the nine months ended September 30, 2007 to $5,821 during the same period in 2008. This increase is primarily the result of increased stock based compensation costs associated with the issuance of additional stock awards in June 2008.  A decrease in bonus expense partially offsets this increase.  The 2007 executive bonuses were approved and recorded during the fourth quarter of 2007, while the 2006 year end bonuses were not approved and recorded until the first quarter of 2007.

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments decreased $333 from $2,584 for the nine months ended September 30, 2007 to $2,251 during the same period in 2008.  This was primarily caused by a decline in the operating results of certain unconsolidated joint venture assets in Connecticut and Massachusetts.  This decline was partially offset by continued improvement in the operating results in our unconsolidated joint venture interest in the 228 room Holiday Inn Express – Madison Square Garden, New York, NY which continues to ramp up.

Net Income

Net income applicable to common shareholders for the nine months ended September 30, 2008 was approximately $8,081 compared to net income applicable to common shareholders of $8,454 for the same period in 2007.  This decrease is primarily the result of decreased income from unconsolidated joint venture investments of $333, a loss on debt extinguishment of $1,416, increased interest expense of $670 and increases in income allocated to minority interests of $607, offset by increases in operating income.

Operating income for the nine months ended September 30, 2008 was $44,686 compared to operating income of $41,560 during the same period in 2007. The $3,126 increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $670 from $31,203 for the nine months ended September 30, 2007 to $31,873 for the nine months ended September 30, 2008. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit. Also included in interest expense in 2008 is a charge of $23 related to the ineffective portion of an interest rate derivative which was designated as a hedge of interest rate risk prior to the first quarter of 2008.

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

On October 14, 2008, we entered into a Revolving Credit Loan and Security Agreement with T.D. Bank, N.A. and various other lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The existing bank group has committed $135,000, and the Credit Agreement is structured to allow for an increase of an additional $40,000 under the line of credit.  Approximately $51,400 of borrowings under the line of credit has been used to repay amounts outstanding under our former line of credit and $23,800 has been used to repay a mortgage obligation for the Sheraton Hotel, JFK Airport, Jamaica, NY.  Effective as of October 14, 2008, the former line of credit was terminated and replaced by the new line of credit.  Additional borrowings under the line of credit provided by T.D. Bank, N.A. may be used for working capital and general corporate purposes, including payment of distributions or dividends and for the future purchase of additional hotels.

The credit agreement provides that (i) up to $87,750 of loans under the line of credit  (“Type A Loans”) shall be made available for a period of not greater than 18 months, provided that the aggregate amount of all Type A Loans outstanding shall not exceed at any time the lesser of (a) 67% of the appraised value of certain hotel properties pledged to the lenders as collateral or (b) an amount that would cause HHLP to exceed a minimum debt service coverage ratio of 1.35 to 1.00, and (ii) the lesser of $47,250 of loans or an amount equal to 50.0% of the net unencumbered asset value of HHLP’s directly-owned hotel properties (“Type B Loans”) shall be made available for a period of not greater than 90 days.  If a commitment increase occurs, HHLP’s capacity to borrow Type A Loans and Type B Loans will increase up to $125,000 and up to $50,000, respectively.

The line of credit expires on December 31, 2011, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, N.A. and the other lenders renew the line of credit for an additional one-year period.

At HHLP’s option, the interest rate on the line of credit is either (i) the Wall Street Journal variable prime rate per annum or (ii) LIBOR available for the periods of 1, 2, 3, or 6 months plus two and one half percent (2.5%) per annum.  Our interest rate swap agreement entered into on February 1, 2008 which fixed the interest rate on a $40,000 portion of our existing line of credit remains in place.  See Note 8 for more information on this interest rate swap.

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties:

- Fairfield Inn, MD	- Holiday Inn Express, PA
- Hampton Inn, Danville, PA	- Holiday Inn Express, New Columbia, PA
- Hampton Inn, Philadelphia	- Mainstay Suites and Sleep Inn, King of Prussia, PA
- Holiday Inn, Norwich, CT	- Residence Inn, Norwood, MA
- Holiday Inn Express, Camp Springs, MD	- Residence Inn, Norwood, MA
- Holiday Inn Express and Suites, Harrisburg, PA	- Sheraton Hotel, JFK Airport, New York, NY

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $300,000; (2) a maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

•	a debt service coverage ratio of not less than 1.35 to 1.00;
•	a total funded liabilities to gross asset value ratio of not more than 0.67 to 1.00; and
•	a EBITDA to debt service ratio of not less than 1.40 to 1.00;

The Company is in compliance with each of these covenants as of September 30, 2008.

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

Cash Flow Analysis

Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was $45,252 and $37,722, respectively. Income before depreciation, amortization, debt extinguishment and minority interests increased $5,554 during the nine months ended September 30, 2008 when compared to the same period in 2007.

Net cash used in investing activities for the nine months ended September 30, 2008 increased $36,010 from $66,283 in the nine months ended September 30, 2007 to $102,293 for the nine months ended September 30, 2008. Net cash used for the purchase of hotel properties increased $29,950 in 2008 over 2007. During the nine months ended September 30, 2007, we acquired seven properties for a total purchase price of $126,141 including the assumption of $70,564 in mortgage debt, the conversion of a $2,100 deposit made in 2006 and the issuance of units in our operating partnership valued at $21,618 resulting in net cash paid for acquisitions of $31,859 plus $800 paid for the operating assets of the hotel.  During the same period in 2008, we acquired six properties for a total purchase price of $115,842, including the assumption of $30,790 in mortgage debt, the issuance of a $500 note payable, the assumption of $319 of operating liabilities and the issuance of units in our operating partnership valued at $21,624 resulting in net cash paid for acquisitions of $62,609.  Cash used for capital expenditures increased $5,072, from $11,874 for the nine months ended September 30, 2007 to $16,946 for the same period in 2008.  This increase was primarily related to $6,420 in renovations to a building in Brooklyn, New York, NY we acquired in the first quarter of 2008 and opened as the nu Hotel in July of 2008.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $65,665 compared to cash provided by financing activities of $28,525 for the nine months ended September 30, 2007. This increase was primarily the result of $61,845 in cash provided by the issuance of 6,600,000 common shares in May of 2008 and an increase in net cash provided by mortgages and notes payable of $18,318. Partially offsetting the increase in cash provided by financing the offering was a decrease in net proceeds from borrowings under our line of credit from $48,100 in 2007 to $7,700 in 2008.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income applicable to common shares	$5,135	$7,296	$8,081	$8,454
Income allocated to minority interest	1,417	1,376	2,165	1,558
Income (loss) from discontinued operations allocated to minority interest	8	16	(9)	10
Loss from unconsolidated joint ventures	(1,629)	(1,680)	(2,251)	(2,584)
Depreciation and amortization	10,747	8,777	30,102	24,770
Depreciation and amortization from discontinued operations	110	340	389	1,148
FFO related to the minority interests in consolidated joint ventures (1)	(167)	(450)	(229)	(562)
Funds from consolidated hotel operations applicable to common shares and Partnership units	15,621	15,675	38,248	32,794

Income from Unconsolidated Joint Ventures	1,629	1,680	2,251	2,584
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	522	587	1,568	1,532
Interest in deferred financing costs written off in unconsolidated joint venture debt extinguishment	-	(2,858)	-	(2,858)
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,498	1,613	5,126	4,615
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	3,649	1,022	8,945	5,873

Funds from Operations applicable to common shares and Partnership units	$19,270	$16,697	$47,193	$38,667

Weighted Average Common Shares and Units Outstanding
Basic	47,764,168	40,807,626	44,315,615	40,663,670
Diluted	56,515,177	46,903,597	52,111,433	45,803,327

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $19,270 for the three month period ended September 30, 2008, which was an increase of $2,573 over FFO in the comparable period in 2007. FFO was $47,193 for the nine month period ended September 30, 2008, which was an increase of $8,526 over FFO in the comparable period in 2007.  The increase in FFO was primarily a result of the benefits of acquiring assets and interests in joint ventures; continued stabilization and maturation of the existing portfolio; and continued growth in our revenue per available rooms.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. At September 30, 2008 we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate Line of Credit and certain variable rate mortgages and notes payable.  At September 30, 2008, we had total variable rate debt outstanding of $146,408, consisting of outstanding borrowings of $51,400 under our line of credit and outstanding borrowings of $95,008 under variable rate mortgages and notes payable.  At September 30, 2008, our variable rate debt outstanding had a weighted average interest rate of 4.90%.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at September 30, 2008, would be an increase or decrease in our interest expense for the three months ended September 30, 2008 of $238.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at September 30, 2008, would be an increase or decrease in our interest expense for the nine months ended September 30, 2008 of $641.

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

Approximately 87.3% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 12.7% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates raise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt outstanding at September 30, 2008 approximating $640,649, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt outstanding at September 30, 2008 approximating $728,954.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at September 30, 2008, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable		2008	2009	2010	2011	2012	Thereafter	Total

Fixed Rate Debt		$1,236	$50,378	$14,185	$6,878	$7,321	$505,541	$585,539
Average Interest Rate		6.21%	6.16%	6.11%	6.11%	6.11%	6.11%	6.13%

Floating Rate Debt		$129	$29,025	$31,096	$27,293	$5,201	$2,264	$95,008
Average Interest Rate		6.02%	5.85%	6.12%	6.17%	6.68%	6.68%	6.22%
	subtotal	$1,365	$79,403	$45,281	$34,171	$12,522	$507,805	$680,547

Credit Facility (1)
		51,400	-	-		-	-	$51,400
Average Interest Rate		4.54%						4.54%
	TOTAL	$52,765	$79,403	$45,281	$34,171	$12,522	$507,805	$731,947

(1)  Our credit facility was refinanced on October 14, 2008 and has a maturity date of December 2011.

The table incorporates only those exposures that existed as of September 30, 2008 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

We refinanced our credit facility in October 2008, increasing capacity under the line and extending the maturity date through December 2011.  In addition, the loan agreements for debt obligations of $41,700, which mature during the next twelve months, contain extension options that can be exercised at our discretion.  The following table illustrates principal repayments under the terms of our refinanced credit facility and assuming the exercise of our extension options:

	2008	2009	2010	2011	2012	Thereafter	Total

Principal repayments due as of September 30, 2008, as noted above	$52,765	$79,403	$45,281	$34,171	$12,522	$507,805	$731,947

Refinance of Credit Facility	(51,400)	-	-	51,400	-	-	-
Exercise of extension options	-	(41,700)	-	19,700	22,000	-	-

Principal repayments after credit facility refinancing and assuming exercise of extension options	$1,365	$37,703	$45,281	$105,271	$34,522	$507,805	$731,947

For all obligations due within the next twelve months, we anticipate that we will be able to exercise our extension options and refinance, or utilize our credit facility to repay obligations that do not have extension options.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008. There were no changes to the Company’s internal controls over financial reporting during the nine months ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, the following factors should also be considered:

Current economic conditions have adversely impacted the lodging industry.

During the nine months ended September 30, 2008, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. As a result, the lodging industry is experiencing slowing growth or, in some markets, negative growth which could have a negative impact on our future results of operations and financial condition.  These factors could reduce revenues of the hotels and adversely affect our ability to make distributions to our shareholders.

Tightening credit markets have made financing development projects and acquiring new hotel properties more difficult.

The turmoil in the financial markets has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels without an operating history.  This could have a negative impact on the collectability of our portfolio of development loans receivable, which as of September 30, 2008 was approximately $82.8 million.   In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties when our current financing matures.  These factors could have a negative impact on our future results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits Required by Item 601 of Regulation S-K.

10.1
Contribution Agreement, dated as of August 1, 2008, by and among Hersha Northeast Associates, LLC, Kirit Patel, K&D Investment Associates, LLC, and Ashwin Shah, as contributors, and Hersha Hospitality Limited Partnership and Hersha Smithfield Managing Member, LLC, as acquirer  (filed as Exhibit 10.1 to the Company’s  Current Report on Form 8-K , filed on August 7, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

10.2
Revolving Credit Loan and Security Agreement, dated October 14, 2008, by and between Hersha Hospitality Limited Partnership, Hersha Hospitality Trust and TD Bank, N.A  (filed as Exhibit 10.1 to the Company’s  Current Report on Form 8-K , filed on October 14, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

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

HERSHA HOSPITALITY TRUST
(Registrant)

November 6, 2008	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer