Form 10-K
period 2008-12-31
HERSHA HOSPITALITY TRUST
filed 2009-03-06
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive, Harrisburg, PA	17102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 236-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2008, was approximately $363.4 million.

As of March 5, 2009, the number of Class A common shares of beneficial interest outstanding was 48,292,360.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III.

HERSHA HOSPITALITY TRUST

INDEX

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

PART I

Item 1.	Business

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland statutory real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT”. We invest primarily in institutional grade hotels in central business districts, primary suburban office markets and stable destination and secondary markets in the Northeastern United States and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States and other markets with similar characteristics.  We are structured as a real estate investment trust (“REIT”) for U.S. federal income tax reporting purposes.

As of December 31, 2008, our portfolio consisted of 58 wholly owned limited and full service properties and various interests in 18 limited and full service properties owned through joint venture investments.  Of the 18 limited and full service properties owned through our investment in joint ventures investments, three are consolidated. These 76 properties, with a total of 9,556 rooms, are located in Arizona, California, Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island and Virginia and operate under leading brands, such as Marriott ®, Courtyard by Marriott ®, Residence Inn ®, Fairfield Inn ®, Springhill Suites ®, TownePlace Suites ®,  Hilton ®, Hilton Garden Inn ®, Hampton Inn ®, Homewood Suites ®, Hyatt Summerfield Suites ®, Holiday Inn ®, Holiday Inn Express ®, Comfort Inn ®, Mainstay Suites ®, Sleep Inn ®, Four Points by Sheraton ®, Sheraton Hotel ®, and Hawthorn Suites ®.  In addition, we own several hotels which operate as independent boutique hotels.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, or HHLP, for which we serve as general partner. Our hotels are managed by qualified independent management companies, including Hersha Hospitality Management, L.P., or HHMLP.  HHMLP is a private management company owned by certain of our trustees, officers and other third party investors. We have leased all of our wholly owned hotels to 44 New England Management Company, or 44 New England, our wholly-owned taxable REIT subsidiary, or TRS.  In addition, all of the hotels we own through investments in joint ventures are leased to TRSs owned by the respective venture or to corporations owned in part by our wholly owned TRS.

AVAILABLE INFORMATION

Our address is 44 Hersha Drive, Harrisburg, PA 17102. Our telephone number is (717) 236-4400. Our Internet website address is: www.hersha.com. We make available free of charge through our website our code of ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information available on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Index

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

·
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

·
positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale, mid-scale and extended-stay lodging segment, which we believe can be expected to follow from improving economic conditions, by managing costs and thereby maximizing earnings.

As of December 31, 2008, we had 58 wholly owned limited and full service properties, with a total of 6,514 rooms.

INVESTMENT IN JOINT VENTURES

In addition to the direct acquisition of hotels, we may make investments in hotels through joint ventures with strategic partners. We seek to identify acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators.

As of December 31, 2008, we maintain ownership interests in 18 hotels with a total of 3,042 rooms through joint ventures with third parties.  Of the 18 hotels owned through interests in joint ventures, three are consolidated.

DEVELOPMENT LOANS AND LAND LEASES

We take advantage of our relationships with hotel developers, including entities controlled by our officers or affiliated trustees, to identify development and renovation projects that may be attractive to us. While these developers bear the risk of construction, we invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. In many instances, we maintain a first right of refusal or right of first offer to purchase, at fair market value, the hotel for which we have provided development loan financing or land leases.

As of December 31, 2008, we had an investment of $81.5 million in loans to eleven hotel development projects and a net investment of $23.4 million in three parcels of land leased to hotel developers.

ACQUISITIONS

Our primary growth strategy is to selectively acquire high quality, upper- upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry. Through our extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.  We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

·
nationally-franchised hotels operating under popular brands, such as Marriott Hotels & Resorts, Hilton Hotels, Courtyard by Marriott, Residence Inn by Marriott, Spring Hill Suites by Marriott, Hilton Garden Inn, Homewood Suites by Hilton, Hampton Inn, Sheraton Hotels & Resorts, DoubleTree, Embassy Suites, Hyatt Summerfield Suites, TownePlace Suites and Holiday Inn Express;

·	hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes; and

·	hotels in our target markets where we can realize operating efficiencies and economies of scale.

In the ordinary course of our business, we are actively considering hotel acquisition opportunities. Since our initial public offering in 1999, we have acquired, wholly or through joint ventures, a total of 84 hotels, including 27 hotels acquired from entities controlled by our officers or trustees. Of the 27 acquisitions from these entities, 24 were newly-constructed or newly-renovated by these entities prior to our acquisition.  Only independent trustees vote on related party acquisitions, and a majority must approve the terms of all related party asset purchases.

Index

DISPOSITIONS

We will evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction, development loans or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales. Since our initial public offering in 1999, we have sold a total of 18 hotels.

FINANCING

The relative stability of the mid-scale and upscale segment of the limited service lodging industry allows us to increase returns to our shareholders through the prudent application of leverage. Our debt policy is to limit indebtedness to less than 67% of the fair market values at the time of acquisition for the hotels in which we invest. We may employ a higher amount of leverage at a specific hotel to achieve a desired return when warranted by that hotel's historical operating performance and may use greater leverage across our portfolio if and when warranted by prevailing market conditions.

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio. Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2008:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
HHMLP	50	5,306	7	1,052	57	6,358
Waterford Hotel Group	-	-	9	1,708	9	1,708
LodgeWorks	7	1,005	-	-	7	1,005
Jiten Management	-	-	2	282	2	282
Marriott	1	203	-	-	1	203

Total	58	6,514	18	3,042	76	9,556

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

Index

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

DISTRIBUTIONS

We have made forty consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.  The following table sets forth distribution information for the last two calendar years.

Quarter to which Distribution Relates	Class A Common and Limited Partnership Unit Per Share Distribution Amount	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount	Record Date	Payment Date
2008
First Quarter	$0.18	3/31/2008	4/16/2008	$0.50	4/1/2008	4/15/2008
Second Quarter	$0.18	6/30/2008	7/16/2008	$0.50	7/1/2008	7/15/2008
Third Quarter	$0.18	9/30/2008	10/16/2008	$0.50	10/1/2008	10/15/2008
Fourth Quarter	$0.18	1/5/2009	1/16/2009	$0.50	1/1/2009	1/15/2009

2007
First Quarter	$0.18	3/30/2007	4/17/2007	$0.50	4/1/2007	4/16/2007
Second Quarter	$0.18	6/29/2007	7/17/2007	$0.50	7/1/2007	7/16/2007
Third Quarter	$0.18	9/28/2007	10/16/2007	$0.50	10/1/2007	10/15/2007
Fourth Quarter	$0.18	1/5/2008	1/16/2008	$0.50	1/1/2008	1/15/2008

Our Board of Trustees will determine the amount of our future distributions in its sole discretion and its decision will depend on a number of factors, including the amount of funds from operations, our partnership’s financial condition, debt service requirements, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees deem relevant. Our ability to make distributions will depend on the profitability and cash flow available from our hotels. There can be no assurance we will continue to pay distributions at the rates above or any other rate.  Additionally, we may, if necessary and allowable, pay taxable dividends of our shares or debt securities to meet the distribution requirements.

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

Index

EMPLOYEES

As of December 31, 2008, we had 24 employees who were principally engaged in managing the affairs of the company unrelated to property management. Our relations with our employees are satisfactory.

FRANCHISE AGREEMENTS

We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. Most of our hotels operate under franchise licenses from national hotel franchisors, including:

Franchisor	Franchise
Marriott International	Marriott, Residence Inn, Springhill Suites, Courtyard by Marriott, Fairfield Inn, TownePlace Suites
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn, Homewood Suites
Intercontinental Hotel Group	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites
Global Hyatt Corporation	Hyatt Summerfield Suites, Hawthorn Suites
Starwood Hotels	Four Points by Sheraton, Sheraton Hotels
Choice Hotels International	Comfort Inn, Comfort Suites, Sleep Inn, Mainstay Suites

We anticipate that most of the hotels in which we invest will be operated pursuant to franchise licenses.

The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses obligate our lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.  In general, the franchise licenses require us to pay the franchisor a fee typically ranging between 6.0% and 9.3% of our hotel revenues.

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

We may own up to 100% of one or more TRSs. A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to us, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 25% of the value of our assets may consist of securities of one or more TRS. In addition, no more than 25% of our gross income for any year may consist of dividends from one or more TRSs and income from certain non-real estate related sources.

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

Index

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

Current economic conditions have adversely impacted the lodging industry.

During the twelve months ended December 31, 2008, the U.S. economy has been negatively impacted by financial market turmoil, growing unemployment and declining consumer sentiment. As a result, the lodging industry is experiencing slowing growth or, in some markets, negative growth which could have a negative impact on our future results of operations and financial condition.  These factors could reduce revenues of the hotels and adversely affect our ability to make distributions to our shareholders in 2009 and in subsequent periods.

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

Index

The hotel industry is highly competitive.

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

The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. Our hotels’ operations historically reflect this trend.  As a result, our results of operations may vary on a quarterly basis.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

A general economic recession or depression could have a serious adverse economic impact on us.

In 2008, general worldwide economic conditions declined due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  Our business plans for 2009 and beyond depend on the general state of the global economy and specifically on the economies of the locations of our hotels. We cannot assure you that favorable economic conditions will exist in the future. A general economic recession or depression could have a serious adverse economic impact on us.

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2008, we had long-term debt, excluding capital leases, outstanding of $743.8 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels. Our strategy is to maintain target debt levels of approximately 60% of the total purchase price of our hotels both on an individual and aggregate basis.  Our Board of Trustees’ policy is to limit indebtedness at the time of acquisition to no more than 67% of the fair market value of the hotels in which we have invested. However, our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow.  There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.  See Item 7A. for a detailed schedule of debt principal repayments.

Index

Tightening credit markets have made financing development projects and acquiring new hotel properties more difficult.

The turmoil in the financial markets has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels without an operating history.  This could have a negative impact on the collectability of our portfolio of development loans receivable, which as of December 31, 2008 was approximately $81.5 million.   In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties when our current financing matures.  These factors could have a negative impact on our future results of operations and financial condition.

Our Development Loans Receivable are mezzanine loans and involve greater risks of loss than senior loans secured by income-producing properties.

We make mezzanine loans to hotel developers. These types of loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan becoming unsecured as a result of foreclosure by the senior lender.  Additionally, the success of the projects financed with our development loans is subject to factors beyond our control, including without limitation development and construction delays and resultant increased costs and risks as well as the ability of the project developer to obtain permanent financing.  We may not recover some or all of our investment in these loans.  In addition, our mezzanine loans to hotel developers may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels.  Instead, we must engage an independent management company to operate our hotels.  As of December 31, 2008, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules.  The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions.  Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of our company.  Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests.  The financial condition of the management companies could impact their future ability to operate our hotels.

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

Index

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

Most of our hotels are located in the Eastern United States. Thirty-seven of our wholly owned hotels and thirteen of our joint venture hotels are located in the states of Pennsylvania, New Jersey, New York, Rhode Island and Connecticut. As a result, regional or localized adverse events or conditions, such as an economic recession around these hotels, could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

Downward adjustments, or “mark-to-market losses,” relating to hedging instruments may reduce our shareholders’ equity.

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

As of December 31, 2008, our portfolio consisted of 58 wholly-owned limited and full service properties and joint venture investments in 18 hotels with a total of 9,556 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make expected distributions to our shareholders.

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

Index

·	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.
·	The duration of the hedge may not match the duration of the related liability.
·	The party at risk in the hedging transaction may default on its obligation to pay.
·	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.
·	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.

RISKS RELATING TO CONFLICTS OF INTEREST

Due to conflicts of interest, many of our existing agreements may not have been negotiated on an arm’s-length basis and may not be in our best interest.

Some of our officers and affiliated trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement between our operating partnership and some of the affiliated trustees and officers and our property management agreements with HHMLP may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders.

Conflicts of interest with other entities may result in decisions that do not reflect our best interests.

The following officers and affiliated trustees own collectively approximately 70% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah, David L. Desfor and Kiran P. Patel.  Conflicts of interest may arise in respect to the ongoing acquisition, disposition and operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP.  Consequently, the interests of shareholders may not be fully represented in all decisions made or actions taken by our officers and affiliated trustees.

Conflicts of interest relating to sales or refinancing of hotels acquired from some of our affiliated trustees and officers may lead to decisions that are not in our best interest.

Some of our affiliated trustees and officers have unrealized gains associated with their interests in the hotels we have acquired from them and, as a result, any sale of these hotels or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these hotels may cause adverse tax consequences to such of our affiliated trustees and officers. Therefore, our interests and the interests of these individuals may be different in connection with the disposition or refinancing of these hotels.

Agreements to provide financing of hotel development projects owned by some of our affiliated trustees and officers may not have been negotiated on an arm’s-length basis and may not be in our best interest.

Some of our officers and affiliated trustees have ownership interests in projects to develop hotel properties with which we have entered into agreements to provide financing. Consequently, the terms of our agreements with those entities, including interest rates and other key terms, may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders.

Competing hotels owned or acquired by some of our affiliated trustees and officers may hinder these individuals from spending adequate time on our business.

Some of our affiliated trustees and officers own hotels and may develop or acquire new hotels, subject to certain limitations. Such ownership, development or acquisition activities may materially affect the amount of time these officers and affiliated trustees devote to our affairs. Some of our affiliated trustees and officers operate hotels that are not owned by us, which may materially affect the amount of time that they devote to managing our hotels. Pursuant to the Option Agreement, as amended, we have an option to acquire any hotels developed by our officers and affiliated trustees.

Need for certain consents from the limited partners may not result in decisions advantageous to shareholders.

Under our operating partnership’s amended and restated partnership agreement, the holders of at least two-thirds of the interests in the partnership must approve a sale of all or substantially all of the assets of the partnership or a merger or consolidation of the partnership. Some of our officers and affiliated trustees own approximately 6.8% interest in the operating partnership on a fully-diluted basis. Their large ownership percentage may make it less likely that a merger or sale of our company that would be in the best interests of our shareholders will be approved.

Index

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2008, 2,400,000 shares of our Series A preferred shares were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $60.0 million, and annual dividends on our outstanding preferred shares are $4.8 million. Holders of our Series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our Series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our Series A preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

·
amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have the authority to issue;

Index

·	cause us to issue additional authorized but unissued common shares or preferred shares; and
·
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

Our shareholders have no right or power to take part in our management except through the exercise of voting rights on certain specified matters. The board of trustees is responsible for our management and strategic business direction, and our management is responsible for our day-to-day operations. Certain policies of our board of trustees may not be consistent with the immediate best interests of our security holders.

RISKS RELATED TO OUR TAX STATUS

If we fail to qualify as a REIT, our dividends will not be deductible to us, and our income will be subject to taxation, which would reduce the cash available for distribution to our shareholders.

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. If we were to fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner so as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke the REIT election.

Index

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.

In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our actual distributions in any year are less than the sum of:

·	85% of our REIT ordinary income for that year;
·	95% of our REIT capital gain net income for that year; and
·	100% of our undistributed taxable income required to be distributed from prior years.

We have paid out, and intend to continue to pay out, our income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we may borrow, to pay distributions to our shareholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein.  Additionally, we may, if necessary and allowable, pay taxable dividends of our shares or debt securities to meet the distribution requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders taxed at individual rates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

If the leases of our hotels to our TRSs are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.”  Rents paid to our operating partnership by our TRSs pursuant to the lease of our hotels constitute substantially all of our gross income.  In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

The U.S. federal income tax laws governing REITs are complex.

We intend to continue to operate in a manner that will qualify us as a REIT under the U.S. federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT.

Complying with REIT requirements may force us to sell otherwise attractive investments.

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets not withstanding their prospects as an investment) to avoid losing our REIT status.  If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the Internal Revenue Service describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.  As a result, we may be required to liquidate otherwise attractive investments.

Index

Our share ownership limitation may prevent certain transfers of our shares.

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities).  Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Internal Revenue Code) of more than (a) 9.9% of the aggregate number of outstanding common shares of any class or series or (b) 9.9% of the aggregate number of outstanding preferred shares of any class or series of outstanding preferred shares by any shareholder or group (the “Ownership Limitation”).  Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation.  The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests.  Any transfer of shares of beneficial interest that would violate the Ownership Limitation, cause us to have fewer than 100 shareholders, cause us to be “closely held” within the meaning of Section 856(h) of the Internal Revenue Code or cause us to own, directly or indirectly, 10% or more of the ownership interest in any tenant (other than a TRS) will be void, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.”  Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event).  Therefore, the holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

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

Real estate is subject to property taxes.

Each hotel is subject to real and personal property taxes. The real and personal property taxes on hotel properties in which we invest may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits that have led many of them, and may in the future lead others to, increase assessments and/or taxes. If property taxes increase, our ability to make expected distributions to our shareholders could be adversely affected.

Index

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

The following table sets forth certain information with respect to the 58 hotels we wholly owned as of December 31, 2008 which are consolidated on the Company’s financial statements.

Name	Year Opened	Number of Rooms
Comfort Inn
North Dartmouth, MA	1986	84
Harrisburg, PA	1998	81
Frederick, MD	2004	73
Courtyard
Alexandria, VA	2006	203
Scranton, PA	1996	120
Langhorne, PA	2002	118
Brookline/Boston, MA	2003	188
Wilmington, DE	1999	78
Fairfield Inn
Bethlehem, PA	1997	103
Laurel, MD	1999	109
Hampton Inn
Brookhaven, NY	2002	161
Chelsea/Manhattan, NY	2003	144
Hershey, PA	1999	110
Carlisle,PA	1997	95
Danville, PA	1998	72
Selinsgrove, PA	1996	75
Herald Square, Manhattan, NY	2005	136
Philadelphia, PA	2001	250
Seaport, NY	2006	65
Smithfield, RI	2008	101
Hawthorn Suites
Franklin, MA	1999	100
Hilton Garden Inn
JFK Airport, NY	2005	188
Edison, NJ	2003	132
Gettysburg, PA	2004	88
Holiday Inn
Norwich, CT	2006	134
Holiday Inn Express
Hauppauge, NY	2001	133
Cambridge, MA	1997	112
Hershey, PA	1997	85
New Columbia, PA	1997	81
Malvern, PA	2004	88
Oxford Valley, PA	2004	88
Chester, NY	2006	80
Camp Springs, MD	2008	127
Holiday Inn Express & Suites
Harrisburg, PA	1997	77
King of Prussia, PA	2004	155
Independent
Wilmington, DE	1999	71
Fifth Ave, NY	2007	70
TriBeCa, NY	2008	45
Brooklyn, NY	2008	93
Mainstay
Valley Forge, PA	2000	69
Frederick, MD	2001	72
Residence Inn
North Dartmouth, MA	2002	96
Tysons Corner, VA	1984	96
Framingham, MA	2000	125
Greenbelt, MD	2002	120
Norwood, MA	2006	96
Langhorne, PA	2007	100
Carlisle,PA	2007	78
Sleep Inn
Valley Forge, PA	2000	87

Index

Name	Year Opened	Number of Rooms
Sheraton Hotel
JFK Airport, NY	2008	150
Summerfield Suites
White Plains, NY	2000	159
Bridgewater, NJ	1998	128
Gaithersburg, MD	1998	140
Pleasant Hill, CA	2003	142
Pleasanton, CA	1998	128
Scottsdale, AZ	1999	164
Charlotte, NC	1989	144
TownePlace Suites
Harrisburg, PA	2008	107
TOTAL ROOMS		6,514

The following table sets forth certain information with respect to the 18 hotels we owned through joint ventures with third parties as of December 31, 2008.  Of the 18 properties owned through interests in joint ventures, three are consolidated.

Name	Year Opened	Number of Rooms	HHLP Ownership in Asset	HHLP Preferred Return	Consolidated/ Unconsolidated
Courtyard
Norwich, CT	1997	144	66.7%	8.5%	Unconsolidated
South Boston, MA	2005	164	50.0%	N/A	Unconsolidated
Warwick, RI	2003	92	66.7%	8.5%	Unconsolidated
Ewing/Princeton, NJ	2004	130	50.0%	11.0%	Unconsolidated
Four Points - Sheraton
Revere/Boston, MA	2001	180	55.0%	12.0%	Consolidated
Hilton
Hartford, CT	2005	393	8.8%	8.5%	Unconsolidated
Homewood Suites
Glastonbury, CT	2006	136	48.0%	10.0%	Unconsolidated
Marriott
Mystic, CT	2001	285	66.7%	8.5%	Unconsolidated
Hartford, CT	2005	409	15.0%	8.5%	Unconsolidated
Residence Inn
Danbury, CT	1999	78	66.7%	8.5%	Unconsolidated
Mystic, CT	1996	133	66.7%	8.5%	Unconsolidated
Southington, CT	2002	94	44.7%	8.5%	Unconsolidated
Williamsburg, VA	2002	108	75.0%	12.0%	Consolidated
Holiday Inn Express
South Boston, MA	1998	118	50.0%	N/A	Unconsolidated
Manhattan, NY	2006	228	50.0%	N/A	Unconsolidated
Hilton Garden Inn
Glastonbury, CT	2003	150	48.0%	11.0%	Unconsolidated
Springhill Suites
Waterford, CT	1998	80	66.7%	8.5%	Unconsolidated
Williamsburg, VA	2002	120	75.0%	12.0%	Consolidated
TOTAL ROOMS		3,042

Index

Item 3.	Legal Proceedings

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

No matter was submitted to a vote of our security holders during the fourth quarter of 2008, through the solicitation of proxies or otherwise.

Index

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common shares began trading on the New York Stock Exchange on May 5, 2008 under the symbol “HT.” Our common shares were previously traded on the American Stock Exchange under the symbol “HT.”  As of March 5, 2009, the last reported closing price per common share on the New York Stock Exchange was $1.52. The following table sets forth the high and low sales price per common share reported on the American Stock Exchange and New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2008	High	Low	Dividend Per Common Share
Fourth Quarter	$7.25	$2.30	$0.18
Third Quarter	$8.61	$5.74	$0.18
Second Quarter	$10.41	$7.00	$0.18
First Quarter	$9.80	$7.61	$0.18

Year Ended December 31, 2007	High	Low	Dividend Per Common Share
Fourth Quarter	$11.11	$9.22	$0.18
Third Quarter	$14.20	$9.75	$0.18
Second Quarter	$12.38	$11.19	$0.18
First Quarter	$12.06	$9.73	$0.18

SHAREHOLDER INFORMATION

At March 5, 2009 we had approximately 120 holders of record and 9,585 beneficial owners of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares on a one for one basis subject to certain limitations) were held by approximately 61 entities and persons.

Our organizational documents limit the number of equity securities of any series that may be owned by any single person or affiliated group to 9.9% of the outstanding shares. We have granted limited waivers of these ownership limitations from time to time.

DISTRIBUTION INFORMATION

Future distributions, if any, will be at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as we may deem relevant. Our ability to make distributions will depend on our receipt of distributions from our operating partnership and lease payments from our lessees with respect to the hotels. We rely on the profitability and cashflows of our hotels to generate sufficient cash flow for distributions.  Additionally, we may, if necessary and allowable, pay taxable dividends of our shares or debt securities to meet the distribution requirements.

Index

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2003 and ending December 31, 2008, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REITs Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of eleven publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance:

	Period Ending December 31,
	2003	2004	2005	2006	2007	2008
Hersha Hospitality Trust	$100.00	$122.25	$103.64	$140.21	$123.21	$44.98
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Hotel REITs Index	100.00	132.65	145.65	187.33	145.80	58.32
S&P 500	100.00	110.88	116.32	134.69	142.09	89.52

Total Return Performance
Index Value
250
200
150
100
50
0
12/31/2003
12/30/2004
12/30/2005
12/31/2006
12/31/2007
12/31/2008
Hersha
Russell 2000
SNL US REIT Hotel
S&P 500

Index

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2008, no options or warrants to acquire our securities were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	2,570,326
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,570,326

Index

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.  Where applicable, the operating results of certain real estate assets which have been sold or otherwise qualify as held for disposition are included in discontinued operations for all periods presented.

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2008	2007	2006	2005	2004
Revenue:
Hotel Operating Revenues	$250,464	$229,461	$132,354	$65,493	$33,228
Interest Income From Development Loans	7,890	6,046	2,487	3,940	2,191
Land Lease Revenue	5,363	4,860	2,071	-	-
Hotel Lease Revenue	-	-	-	-	1,192
Other Revenues	1,054	980	737	529	176
Total Revenue	264,771	241,347	137,649	69,962	36,787
Operating Expenses:
Hotel Operating Expenses	144,972	130,910	76,694	38,573	19,875
Hotel Ground Rent	1,040	856	804	433	504
Land Lease Expense	2,939	2,721	1,189	-	-
Real Estate and Personal Property Taxes and Property Insurance	12,953	11,349	5,979	3,374	2,129
General and Administrative	8,714	7,953	5,820	4,909	3,118
Acquisition and Terminated Transaction Costs	380	149	316	41	-
Impairment of Development Loan Receivable and Other Asset	21,004	-	-	-	-
Depreciation and Amortization	40,998	33,863	18,420	8,336	4,754
Total Operating Expenses	233,000	187,801	109,222	55,666	30,380
Operating Income	31,771	53,546	28,427	14,296	6,407
Interest Income	306	686	1,182	602	241
Interest expense	43,156	42,115	25,123	12,167	4,155
Other Expense	129	83	102	12	12
Loss on Debt Extinguishment	1,568	-	1,485	-	-
(Loss) Income before income (loss) from Unconsolidated Joint Venture Investments, Distributions to Preferred Unitholders, Minority Interests and Discontinued Operations	(12,776)	12,034	2,899	2,719	2,481
Income from Unconsolidated Joint Venture Investments	1,373	3,476	1,799	457	481
Impairment on Unconsolidated Joint Venture Assets	(1,890)	-	-	-	-
Net (Loss) Income from Unconsolidated Joint Venture Investments	(517)	3,476	1,799	457	481
(Loss) Income Before Distribution to Preferred Unitholders, Minority Interest and Discontinued Operations	(13,293)	15,510	4,698	3,176	2,962
Distributions to Preferred Unitholders	-	-	-	-	499
(Loss) Income Allocated to Minority Interest in Continuing Operations	(2,053)	1,773	579	122	307
(Loss) Income from Continuing Operations	(11,240)	13,737	4,119	3,054	2,156
Discontinued Operations, net of minority interest:
Gain on Disposition of Hotel Properties	2,452	3,745	693	1,161	-
(Loss) Income from Discontinued Operations	(20)	365	286	(918)	(107)
Income from Discontinued Operations	2,432	4,110	979	243	(107)
Net (Loss) Income	(8,808)	17,847	5,098	3,297	2,049
Preferred Distributions	4,800	4,800	4,800	1,920	-
Net (Loss) Income applicable to Common Shareholders	$(13,608)	$13,047	$298	$1,377	$2,049
Basic (Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.36)	$0.22	$(0.03)	$0.06	$0.13
Diluted (Loss) Income from Continuing Operations applicable to Common Shareholder (1)	(0.36)	0.22	(0.03)	0.06	0.13
Dividends declared per Common Share	0.72	0.72	0.72	0.72	0.72

Index

	2008	2007	2006	2005	2004
Balance Sheet Data
Net investment in hotel properties	$982,082	$893,297	$807,784	$317,980	$163,923
Assets Held for Sale	-	-	-	3,407	18,758
Minority interest in Partnership	53,520	42,845	25,933	15,147	16,779
Shareholder's equity	349,963	330,405	331,619	164,703	119,792
Total assets	1,179,455	1,067,607	968,208	455,355	261,021
Total debt	743,781	663,008	580,542	256,146	98,788
Debt related to Assets Held for Sale	-	-	-	375	13,058
Other Data
Funds from Operations (2)	$31,441	$49,822	$25,936	$14,495	$10,539
Net cash provided by operating activities	$53,894	$59,300	$27,217	$15,002	$12,148
Net cash used in investing activities	$(114,870)	$(46,027)	$(413,881)	$(190,825)	$(78,378)
Net cash (used in) provided by financing activities	$64,346	$(11,262)	$388,200	$163,989	$46,137
Weighted average shares outstanding
Basic	45,184,127	40,718,724	27,118,264	20,293,554	16,391,805
Diluted (1)	45,184,127	40,718,724	27,118,264	20,299,937	16,391,805
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

GENERAL

As of December 31, 2008, we owned interests in 76 hotels in the eastern United States including interests in 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels.  As of December 31, 2008 we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

During the year ended December 31, 2008, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. As a result, the lodging industry is experiencing slowing growth or negative growth which could have a negative impact on our future results of operations and financial condition.  For the year ended December 31, 2008, we have seen increases in Average Daily Rate (“ADR”) and Revenue Per Available Room (“RevPAR”), in part, as a result of our strategy of investing in high quality upscale hotels in high barrier to entry markets, including gateway markets such as the New York City metro market.  While we have seen increases in ADR and RevPAR in 2008, these increases were not at the levels realized in the previous year and we saw decreases in these measures in the fourth quarter of 2008.

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

In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties that do not have a history of profitable operations.  We monitor the maturity dates of our debt obligations and take steps in advance of the debt becoming due to extend or refinance the obligations.  Please refer to “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our debt maturities.

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2008, 2007 and 2006:

CONSOLIDATED HOTELS:

	Year Ended 2008	Year Ended 2007	2008 vs. 2007 % Variance	Year Ended 2006	2007 vs. 2006 % Variance

Rooms Available	2,423,433	2,248,253	7.8%	1,472,318	52.7%
Rooms Occupied	1,742,468	1,656,158	5.2%	1,065,825	55.4%
Occupancy	71.90%	73.66%	-1.8%	72.39%	1.3%
Average Daily Rate (ADR)	$136.59	$131.26	4.1%	$116.23	12.9%
Revenue Per Available Room (RevPAR)	$98.21	$96.69	1.6%	$84.14	14.9%

Room Revenues	$237,995,147	$217,393,817	9.5%	$123,882,745	75.5%
Hotel Operating Revenues	$250,463,773	$229,460,728	9.2%	$132,354,355	73.4%
Hotel Operating Revenues from Discontinued Operations	$-	$6,684,522	N/A	$15,847,421	N/A

Index

The following table outlines operating results for the three years ended December 31, 2008, 2007 and 2006 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other minority interest holders.

UNCONSOLIDATED JOINT VENTURES:

	Year Ended 2008	Year Ended 2007	2008 vs. 2007 % Variance	Year Ended 2006	2007 vs. 2006 % Variance

Rooms Available	963,892	954,114	1.0%	879,384	8.5%
Rooms Occupied	677,485	682,169	-0.7%	613,272	11.2%
Occupancy	70.29%	71.50%	-1.2%	69.74%	1.8%
Average Daily Rate (ADR)	$146.91	$144.51	1.7%	$132.54	9.0%
Revenue Per Available Room (RevPAR)	$103.26	$103.32	-0.1%	$92.43	11.8%

Room Revenues	$99,530,317	$98,580,629	1.0%	$81,285,744	21.3%
Total Revenues	$127,874,193	$130,167,451	-1.8%	$111,301,348	17.0%

Revenue per available room (“RevPAR”) for the year ended December 31, 2008 increased 1.6% for our consolidated hotels and decreased 0.1% for our unconsolidated hotels when compared to the same period in 2007.  This represents a deceleration in the rate of increase in RevPAR when compared to the increase experienced during the year ended December 31, 2007 over the same period in 2006.  The deceleration of our growth in RevPAR is primarily due to deteriorating economic conditions in 2008 and the stabilization of hotel properties acquired in the previous years.

The increase in revenue per available room (“RevPAR”) during the year ended December 31, 2007 was due primarily to the Company’s broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hyatt Summerfield Suite, Hilton Garden Inn, Residence Inn and Courtyard by Marriott; and a focus on improving the average daily rate (“ADR”). The increase in both rooms and total revenue can be attributed primarily to the hotels acquired during the respective periods.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 TO DECEMBER 31, 2007
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2008 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, and other revenue. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $21,003, or 9.2%, from $229,461 for the year ended December 31, 2007 to $250,464 for the same period in 2008.  The increase in revenues is primarily attributable to the acquisitions consummated in 2008 and improved RevPAR and occupancy at certain of our hotels. We acquired interests in the following six consolidated hotels since December 31, 2007:

Brand	Location	Acquisition Date	Rooms	2008 Total Revenue

Duane Street Hotel (TriBeCa)	New York, NY	1/4/2008	45	$3,688
TownePlace Suites	Harrisburg, PA	5/8/2008	107	1,755
Sheraton Hotel	JFK Airport, Jamaica, NY	6/13/2008	150	3,931
Holiday Inn Express	Camp Springs, MD	6/26/2008	127	1,313
nu Hotel	Brooklyn, NY	7/7/2008*	93	2,314
Hampton Inn & Suites	Smithfield, RI	8/1/2008	101	848

			623	$13,849

*The property was purchased on 1/14/2008, but did not open for business until 7/7/2008.

Index

Revenues for all six hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2008 included revenues for a full year related to the following six hotels that were purchased during the year ended December 31, 2007:

Brand	Location	Acquisition Date	Rooms	2008 Total Revenue	2007 Total Revenue
Residence Inn	Langhorne, PA	1/8/2007	100	$4,062	$3,352
Residence Inn	Carlisle, PA	1/10/2007	78	2,417	2,091
Holiday Inn Express	Chester, NY	1/25/2007	80	2,337	2,367
Hampton Inn	Seaport, NY	2/1/2007	65	5,833	5,200
Independent	373 Fifth Avenue	6/1/2007	70	4,562	3,051
Holiday Inn	Norwich, CT	7/1/2007	134	3,297	1,689

			527	$22,508	$17,750

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 20.0%. Interest income from development loans receivable was $7,890 for the year ended December 31, 2008 compared to $6,046 for the same period in 2007.  The average balance of development loans receivable outstanding in 2008 was higher than the average balance outstanding in 2007. This resulted in a $1,844, or 30.5% increase in interest income.  For one of our development loans to an unaffiliated developer, we recorded an impairment charge as of December 31, 2008 for the remaining principal of $18,748, which is net of unamortized discount and loan fees in the amount of $1,252.  The loan was deemed to be fully impaired when the developer was unable to obtain additional construction financing to complete the project and consequently defaulted under his senior mortgage loan.  The project, located in Brooklyn, New York, NY, was to include hotel, residential and retail components, however, the land acquisition financing and our loan were not sufficient to fund the ongoing construction.  A receivable for uncollected interest income of $569, which is net of unrecognized deferred loan fees of $143, was also recorded as an impairment charge.  In connection with the development loan, we also hold an option to acquire an interest in the hotel upon completion of the development project.  This option was valued at $1,687 at its inception and is deemed to be fully impaired.  The total impairment charge recorded during the year ended December 31, 2008 related to this development loan and option was $21,004.

In 2006 we acquired two parcels of land, and in 2007 we acquired an additional two parcels of land, which are being leased to hotel developers.  The hotel developers are owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. Each land parcel is leased at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance.  During the year ended December 31, 2008, we recorded $5,363 in land lease revenue from these parcels. We incurred $2,939 in expense related to these land leases resulting in a contribution of $2,424 to our operating income during the year ended December 31, 2008.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by two of our unconsolidated joint ventures.  Other revenues increased from $980 for the year ended December 31, 2007 to $1,054 during the year ended December 31, 2008.

For the year ended December 31, 2008, interest income decreased $380 compared to the same period in 2007. Increased levels of interest income in 2007 resulted from higher levels of interest bearing deposits related to the acquisition of hotel properties during 2007.

Expenses

Total hotel operating expenses increased 10.7% to approximately $144,972 for the year ended December 31, 2008 from $130,910 for the year ended December 31, 2007. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2007, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $33,863 for the year ended December 31, 2007 to $40,998 for the year ended December 31, 2008. Similarly, real estate and personal property tax and property insurance increased $1,604, or 14.1%, in the year ended December 31, 2008 when compared to the same period in 2007.

General and administrative expense increased by approximately $761 from $7,953 in 2007 to $8,714 in 2008. General and administrative expenses increased primarily to increased stock based compensation costs associated with the issuance of additional stock awards in June 2008.

Unconsolidated Joint Venture Investments

Through our investment in the Mystic Partners joint venture, we have an 8.8% interest in the Hilton Hotel in Hartford, CT.  In 2008, the Company determined that its interest in this hotel was impaired.  As of December 31, 2008, the Company recorded an impairment loss of approximately $1,890 which represents our entire investment in the hotel.  Offsetting this loss was approximately $1,373 in income from our unconsolidated joint venture investments.  The net of the impairment charge and income from our unconsolidated joint ventures is a net loss of approximately $517.  For the year ended December 31, 2007, approximately $3,476 in income from unconsolidated joint venture investments was recorded, resulting in a decrease of $3,993 over the same period in 2008.

Index

During 2007, we acquired joint venture interests in the following property:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
Metro 29th Street Associates, LLC	Holiday Inn Express	Manhattan-New York, NY	2/1/2007	228	50.0%	N/A

Net Income/Loss

Net loss applicable to common shareholders for year ended December 31, 2008 was $13,608 compared to net income applicable to common shareholders of $13,047 for the same period in 2007.

Operating income for the year ended December 31, 2008 was $31,771 compared to operating income of $53,546 during the same period in 2007. The $21,775, or 40.7%, decrease in operating income was primarily the result of the impairment charge of $21,004 related to our investment in a development loan and an option to acquire the hotel property upon completion, noted above.  This impairment charge was recorded during the fourth quarter of 2008.

The weighted average minority interest ownership in our operating partnership increased from 11.83% for the year ended December 31, 2007 to 15.10% for the year ended December 31, 2008. This change is a result of the issuance of units in our operating partnership as consideration for the acquisition of hotel properties and is partially offset by the issuance of 6,600,000 of our common shares in May of 2008. Interest expense, increased $1,041 from $42,115 for the year ended December 31, 2007 to $43,156 for the year ended December 31, 2008. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.

Included in net loss applicable to common shareholders for the year ended December 31, 2008 is $2,432 in income from discontinued operations compared to $4,110 in income during the same period in 2007.  Discontinued operations was driven primarily by a gain of $2,452 resulting from the sale of the Holiday Inn Conference Center in New Cumberland, PA in October 2008 and a gain of $3,745 results from the sale of the Fairfield Inn, Mt. Laurel, NJ and Hampton Inn, Linden, NJ in November 2007.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO DECEMBER 31, 2006
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2007 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, and other revenue. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $97,107, or 73.4%, from $132,354 for the year ended December 31, 2006 to $229,461 for the same period in 2007.  The increase in revenues is primarily attributable to the acquisitions consummated in 2007, a full twelve months of operations from our 2006 acquisitions and improved RevPAR and occupancy at certain of our hotels.

We acquired interests in six consolidated hotels during the year ended December 31, 2007, as noted above.  Revenues for all six hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2007 included revenues for a full year related to the following 22 hotels that were purchased during the year ended December 31, 2006:

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

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income earned on our development loans during the period covered by this comparison was at rates ranging between 10.0% and 13.5%.  Interest income from development loans receivable was $6,046 for the year ended December 31, 2007 compared to $2,487 for the same period in 2006.  The average balance of development loans receivable outstanding in 2007 was higher than the average balance outstanding in 2006.  This resulted in a $3,559, or 143.1%, increase in interest income.

In 2006 we acquired two parcels of land, and in 2007 we acquired an additional two parcels of land, which are being leased to hotel developers.  The hotel developers are owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. Each land parcel is leased at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance.  During the year ended December 31, 2007, we recorded $4,860 in land lease revenue from these parcels.  We incurred $2,721 in expense related to these land leases resulting in a contribution of $2,139 to our operating income during the year ended December 31, 2007.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by two of our unconsolidated joint ventures.  Other revenues increased $243, or 32.9%, from $737 during the year ended December 31, 2006 to $980 during the year ended December 31, 2007.

For the year ended December 31, 2007, interest income decreased $496 compared to the same period in 2006. Increased levels of interest income in 2006 resulted from higher levels of interest bearing deposits related to the acquisition of hotel properties and interest earned on proceeds from the offering of our common stock during 2006.

Expenses

Total hotel operating expenses increased 70.7% to approximately $130,910 for the year ended December 31, 2007 from $76,694 for the year ended December 31, 2006. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2006, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $18,420 for the year ended December 31, 2006 to $33,863 for the year ended December 31, 2007. Similarly, real estate and personal property tax and property insurance increased $5,370, or 89.8%, in the year ended December 31, 2007 when compared to the same period in 2006.

General and administrative expense increased by approximately $2,133 from $5,820 in 2006 to $7,953 in 2007. General and administrative expenses increased primarily due to higher compensation expense related to an increase in staffing in our asset management and accounting teams and an increase in incentive compensation.

Index

Unconsolidated Joint Venture Investments

Income from unconsolidated joint venture investments increased $1,677 from $1,799 for the year ended December 31, 2006 to $3,476 for the year ended December 31, 2007. During 2007, we acquired unconsolidated joint venture interests in the following property:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %	Hersha Preferred Equity Return
Metro 29th Street Associates, LLC	Holiday Inn Express	Manhattan-New York, NY	2/1/2007	228	50.0%	N/A

In addition, we acquired joint venture interests in the following two properties during 2006:

Joint Venture	Brand	Name	Acquisition Date	Rooms	Ownership %		Hersha Preferred Equity Return
PRA Suites at Glastonbury, LLC	Homewood Suites	Glastonbury, CT	6/15/2006	136	40.0	% *	10.0%
Mystic Partners, LLC	Marriott	Hartford, CT	2/8/2006	409	15.0%		8.5%

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

Operating income for the year ended December 31, 2007 was $53,546 compared to operating income of $28,427 during the same period in 2006. The $25,119, or 88.4%, increase in operating income resulted from improved performance of our portfolio and acquisitions that have increased the scale of our operations enabling us to leverage the absorption of administrative costs.

The increase in our operating income was partially offset by increases in interest expense, which increased $16,992 from $25,123 for the year ended December 31, 2006 to $42,115 for the year ended December 31, 2007. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.

Included in net income applicable to common shareholders for the year ended December 31, 2007 is $365 in income from discontinued operations compared to $286 during the same period in 2006.  Also included in net income applicable to common shareholders for the year ended December 31, 2007 is a gain of $3,745 resulting from the sale of the Hampton Inn, Linden, NJ and Fairfield Inn, Mt. Laurel, NJ which had been held for sale. Included in net income applicable to common shareholders for the year ended December 31, 2006 is a gain of $693 resulting from the sale of the Holiday Inn Express in Hartford, CT, the Hampton Inn in Peachtree, GA, the Hampton Inn in Newnan, GA, the Comfort Suites in Duluth, GA, and the Holiday Inn Express in Duluth, GA.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

The current recession and related financial crisis has resulted in deleveraging attempts throughout the global financial system.  As banks and other financial intermediaries reduce their leverage and incur losses on their existing portfolio of loans, the ability to originate or refinance existing loans has become very restrictive for all borrowers, regardless of balance sheet strength.  As a result, it is a very difficult borrowing environment, even for those borrowers that have strong balance sheets.  While we maintain a portfolio of what we believe to be high quality assets and we believe our leverage to be at acceptable levels, we are uncertain if we could currently obtain new debt, or refinance existing debt, on reasonable terms in the current market.

Owning hotels is a capital intensive enterprise.  Hotels are expensive to acquire or build and require regular significant capital expenditures to satisfy guest expectations.  However, even with the current depressed cash flows, we project that our operating cash flow will be sufficient to pay for almost all of our liquidity and other capital needs over the medium term.  At present, we only project the need for additional capital to refinance or repay an aggregate of $38,096 of debt that is maturing in 2009.  This assumes the exercise of extension options for $34,100 in debt that would otherwise come due in 2009.  We currently expect that we will either be able to refinance the debt coming due in 2009 or repay such debt with a draw on our existing credit facility.

Index

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

Our ability to incur additional debt is dependent upon a number of factors, including the current state of the overall credit markets, our degree of leverage and borrowing restrictions imposed by existing lenders.  Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

We have a debt policy that limits our indebtedness at the time of acquisition to less than 67% of the fair market value for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

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

Cash and Cash Equivalents

The cash and cash equivalents balance of $15,697 at December 31, 2008 was primarily the result of cash provided by operations.  Cash and cash equivalents are generally used to reduce obligations under our line of credit, pay dividends and distributions or invest in hotel properties or loans to hotel development projects.

Line of Credit Facility

We have entered into a Revolving Credit Loan and Security Agreement (the “Credit Agreement”) with TD Bank, NA and various other lenders.  The Credit Agreement provides for a revolving line of credit (the “Line of Credit”) in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit.  The existing bank group has committed $135,000, and the Credit Agreement is structured to allow for an increase of an additional $40,000 subject to lender approval and providing additional collateral.  Borrowings under this facility bear interest at either the Wall Street Journal’s variable prime rate of interest or LIBOR available for the periods of 1, 2, 3, or 6 months plus 2.50%, at our discretion.  The Line of Credit is collateralized by:

•	A perfected first-lien security interest in all existing and future unencumbered assets of HHLP;
•	Title-insured, first-lien mortgages on the following wholly owned hotels:

- Fairfield Inn, Laurel, MD	- Holiday Inn Express, Hershey, PA
- Hampton Inn, Danville, PA	- Holiday Inn Express, New Columbia, PA
- Hampton Inn, Philadelphia, PA	- Mainstay Suites and Sleep Inn, King of Prussia, PA
- Holiday Inn, Norwich, CT	- Residence Inn, Langhorne, PA
- Holiday Inn Express, Camp Springs, MD	- Residence Inn, Norwood, MA
- Holiday Inn Express and Suites, Harrisburg, PA	- Sheraton Hotel, JFK Airport, New York, NY

•	Collateral assignment of all hotel management contracts from which HHLP or its affiliates derive revenues.

Index

The Credit Agreement includes certain financial covenants and requires that Hersha maintain:

•	a minimum tangible net worth of $300,000;
•	a maximum of accounts and other receivables from affiliates of $125,000;
•	annual distributions not to exceed 95% of adjusted funds from operations;
•	maximum variable rate indebtedness to total debt of 30%; and
•	certain financial ratios.

As of December 31, 2008, we are in compliance with each of these covenants and our remaining borrowing capacity under the Line of Credit was $42,783. The line of credit expires on December 31, 2011 and, provided no event of default occurs and remains uncured, we may request renewal of the Line of Credit for an additional period of one year.  Any extension of our line may be granted or withheld at the discretion of the lender.

Mortgages and Notes Payable

During 2008, in connection with the acquisition of hotel properties and refinancing of existing mortgage debt, we entered into or assumed $91,658 in mortgages and notes payable.  Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow.  As of December 31, 2008 we were in compliance with all event of default covenants under the applicable loan agreement.

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

Index

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of year ended December 31, 2008 to year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2008, and 2007, was $53,894 and $59,300, respectively. The decrease in net cash provided by operating activities was primarily the result of a decrease in distributions from unconsolidated joint ventures, an increase in due from related parties, and a decrease in due to related parties.  This decrease was partially offset by an increase in income before loss on impairment of development loan receivable and other asset, debt extinguishment and depreciation and amortization expense.

Net cash used in investing activities for the year ended December 31, 2008 increased $68,843, from $46,027 in the year ended December 31, 2007 compared to $114,870 for the year ended December 31, 2008. Net cash used for the purchase of hotel properties increased $30,968 in 2008 over 2007. During the year ended December 31, 2007, we acquired nine properties for a total purchase price of $129,717 including the assumption of $70,564 in mortgage debt, the conversion of a $2,100 deposit made in 2006 and the issuance of units in our operating partnership valued at $25,781 resulting in net cash paid for acquisitions of $32,658 plus $798 paid for the operating assets of the hotel and $588 for the minority interests in the Hampton Inn, Philadelphia, PA.  During the same period in 2008, we acquired six properties for a total purchase price of $115,858, including the assumption of $30,790 in mortgage debt, the issuance of a $500 note payable, the assumption of $318 of operating liabilities and the issuance of units in our operating partnership valued at $21,624 resulting in net cash paid for acquisitions of $62,625.  Also, cash provided by the disposition of hotel assets held for sale was $6,456 in 2008 compared to $11,905 in 2007. Cash provided by distributions from unconsolidated joint ventures decreased $4,372 while advances and capital contributions for unconsolidated joint ventures decreased from $2,309 in 2007 to $96 in 2008. We increased our capital expenditures from $16,773 in 2007 to $19,226 in 2008.  This increase was primarily related to $6,420 in new construction costs related to a building located in Brooklyn, in New York, NY we acquired in the first quarter of 2008 and opened as the nu Hotel in July of 2008.

Net cash provided by financing activities for the year ended December 31, 2008 was $64,346 compared to cash used in financing activities of $11,262 for the year ended December 31, 2007.  Included in cash provided by financing activities in 2007 were net proceeds from the issuance of common stock of $61,845.  Also, the increase in cash provided by financing activities is the result of proceeds from our credit facility and mortgages and notes payable, net of repayments, of $46,456 in 2008 compared to net proceeds of $27,526 in 2007.  The increase was due to a net increase in borrowings on our line of credit in 2008. Dividends paid on common shares and our common partnership units increased $4,878 in 2008, from $33,033 during the year ended December 31, 2007 to $37,911 during the same period in 2008.

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

Index

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Index

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

	Twelve Months Ending
	December 31, 2008	December 31, 2007	December 31, 2006

Net (loss) income applicable to common shares	$(13,608)	$13,047	$298
(Loss) income allocated to minority interest	(2,053)	1,773	579
(Loss) income of discontinued operations allocated to minority interest	(4)	49	37
Loss (income) from unconsolidated joint ventures	517	(3,476)	(1,799)
Gain on sale of assets	(2,452)	(3,745)	(693)
Depreciation and amortization	40,998	33,863	18,420
Depreciation and amortization from discontinued operations	420	1,267	1,850
FFO related to the minority interests in consolidated joint ventures (1)	(240)	(652)	(714)
Funds from consolidated hotel operations applicable to common shares and Partnership units	23,578	42,126	17,978

Income from Unconsolidated Joint Venture Investments	1,373	3,476	1,799
Impairment of Investment in Unconsolidated Joint Ventures	(1,890)	-	-
(Loss) Income from Unconsolidated Joint Ventures	(517)	3,476	1,799
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	2,093	2,055	1,817
Interest in deferred financing costs written off in unconsolidated joint venture debt extinguishment	-	(2,858)	(207)
Interest in depreciation and amortization of unconsolidated joint venture (3)	6,287	5,023	4,549
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	7,863	7,696	7,958

Funds from Operations applicable to common shares and Partnership units	$31,441	$49,822	$25,936

Weighted Average Common Shares and Units Outstanding
Basic	45,184,127	40,718,724	27,118,264
Diluted	53,218,864	46,183,394	30,672,675

(1)	Adjustment made to deduct FFO related to the minority interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)	Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures.

Comparison of the year ended December 31, 2008 to December 31, 2007

FFO was $31,441 for the year ended December 31, 2008, which was a decrease of $18,381 or 36.9%, over FFO in the comparable period in 2007, which was $49,822. The decrease in FFO was primarily a result of an impairment of development loan receivable and other asset of $21,004 and an impairment of our interest in an unconsolidated joint venture of $1,890.

FFO was also negatively impacted by increases in our interest expense during the year ended December 31, 2008.

Comparison of the year ended December 31, 2007 to December 31, 2006

For the year ended December 31, 2007, FFO increased $23,886, or 92.1% over the same period in 2006. The increase in FFO was primarily a result of growth in the lodging industry and the markets where our properties are located, the benefits of acquiring assets and interests in joint ventures since December 31, 2005 and continued stabilization and maturation of the existing portfolio.

FFO was negatively impacted by increases in our interest expense during the year ended December 31, 2007.

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

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:

·	a significant decrease in the market price of a long-lived asset;
·	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
·	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

Index

·	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;
·
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

·	a current expectation that, it is more likely than not that, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  It the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. Subsequent changes in estimates could impact the determination of whether impairment exists. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of our investment in the unconsolidated joint venture.

Development Loans Receivable

The Company accounts for the credit risk associated with its development loans receivable by monitoring the portfolio for indications of impairment.  We follow SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” through a methodology that consists of the following:

•	Identifying loans for individual review under SFAS No. 114. In general, these consist of development loans that are not performing in accordance with the contractual terms of the loan.
•
Assessing whether the loans identified for review under SFAS No. 114 are impaired. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.  We determine the amount of impairment by calculating the estimated fair value, discounted cash flows or the value of the underlying collateral.

Any charge to earnings necessary based on our review under SFAS No. 114 is recorded on our income statement as an impairment of development loan receivable.  Our assessment of impairment is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of impairment to be charged against earnings. Such changes could impact future results.

Index

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement will result in minority interest to be reclassified as a component of shareholders’ equity.

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has determined that the adoption of SFAS No. 161 will not have a material effect on the Company’s financial statements.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted.  We expect that the adoption of this FSP will not impact our financial position or net income.

Index

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see the Notes to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2008.

Contractual Obligations (in thousands)	2009	2010	2011	2012	2013	Thereafter
Long Term Debt	$72,196	$21,833	$41,587	$11,938	$25,265	$482,602
Interest Expense on Long Term Debt	34,430	33,131	31,541	30,976	29,383	151,406
Credit Facility	-	-	88,421	-	-	-
Interest Expense on Credit Facility	3,625	3,625	3,625	-	-	-
Hotel Ground Rent	891	905	935	975	981	93,160
Total	$111,142	$59,494	$166,109	$43,889	$55,629	$727,168

The carrying value of the mortgages and notes payable and the line of credit exceeded the fair value by approximately $49 million at December 31, 2008.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. At December 31, 2008 we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate Line of Credit and certain variable rate mortgages and notes payable. At December 31, 2008, we had total variable rate debt outstanding of $141,918, consisting of outstanding borrowings of $88,421 under our line of credit and outstanding borrowings of $53,497 under variable rate mortgages and notes payable.  At December 31, 2008, our variable rate debt outstanding had a weighted average interest rate of 4.41%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at December 31, 2008, would be an increase or decrease in our interest expense for the year ended December 31, 2008 of $691.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have four interest rate swaps related to debt on the Four Points by Sheraton, Revere, MA, nu Hotel, Brooklyn, NY, Hilton Garden Inn, Edison, NJ and our revolving credit facility and one interest rate cap related to debt on the Hotel 373, New York, NY. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 91.8% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 8.2% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt outstanding at December 31, 2008 approximating $654,006, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt outstanding at December 31, 2008 approximating $741,952.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at December 31, 2008, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable		2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt		$42,970	$14,340	$31,690	$7,321	$25,083	$480,520	$601,924
Average Interest Rate		6.04%	6.00%	6.11%	6.11%	6.10%	6.10%	6.08%

Floating Rate Debt		$29,226	$7,493	$9,897	$4,617	$182	$2,082	$53,497
Average Interest Rate		2.76%	2.86%	2.74%	3.22%	3.22%	3.22%	3.00%
	subtotal	$72,196	$21,833	$41,587	$11,938	$25,265	$482,602	$655,421

Credit Facility
		-	-	88,421	-	-	-	$88,421
Average Interest Rate				4.10%				4.10%
	TOTAL	$72,196	$21,833	$130,008	$11,938	$25,265	$482,602	$743,842

The table incorporates only those exposures that existed as of December 31, 2008 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Index

The loan agreements for debt obligations of $34,100, which mature during the next twelve months, contain extension options that can be exercised at our discretion.  The following table illustrates principal repayments under the terms of our refinanced credit facility and assuming the exercise of our extension options:

	2009	2010	2011	2012	2013	Thereafter	Total

Principal repayments due as of December 31, 2008, as noted above	$72,196	$21,833	$130,008	$11,938	$25,265	$482,602	$743,842

Exercise of extension options	(34,100)	-	12,100	22,000	-	-	-
Principal repayments after credit facility refinancing and assuming exercise of extension options	$38,096	$21,833	$142,108	$33,938	$25,265	$482,602	$743,842

For all obligations due within the next twelve months, we anticipate that we will be able to exercise our extension options, refinance, or utilize our credit facility to repay obligations that do not have extension options.

Index

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Index

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of Hersha Hospitality Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  We did not audit the financial statements of Mystic Partners, LLC an equity method investee company (See note 3) as of and for the year ended December 31, 2006.  The Company's equity in earnings of Mystic Partners, LLC was $1,691,000 for the year ended December 31, 2006.  The 2006 financial statements of Mystic Partners, LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mystic Partners as of and for the year ended December 31, 2006, is based on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors related to 2006, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 5, 2009

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31, 2008	December 31, 2007
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$982,082	$893,297
Investment in Joint Ventures	46,283	51,851
Development Loans Receivable	81,500	58,183
Cash and Cash Equivalents	15,697	12,327
Escrow Deposits	12,404	13,706
Hotel Accounts Receivable, net of allowance for doubtful accounts of $120 and $47	6,870	7,287
Deferred Costs, net of Accumulated Amortization of $3,606 and $3,252	9,157	8,048
Due from Related Parties	4,645	1,256
Intangible Assets, net of Accumulated Amortization of $595 and $764	7,300	5,619
Other Assets	13,517	16,033

Total Assets	$1,179,455	$1,067,607

Liabilities and Shareholders’ Equity:
Line of Credit	$88,421	$43,700
Mortgages and Notes Payable, net of unamortized discount of $61 and $72	655,360	619,308
Accounts Payable, Accrued Expenses and Other Liabilities	17,745	17,728
Dividends and Distributions Payable	11,240	9,688
Due to Related Parties	1,352	2,025

Total Liabilities	774,118	692,449

Minority Interests:
Common Units	$53,520	$42,845
Interest in Consolidated Joint Ventures	1,854	1,908

Total Minority Interests	55,374	44,753

Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 2,400,000 Shares Issued and Outstanding at December 31, 2008 and 2007 (Aggregate Liquidation Preference $60,000)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 Shares Authorized, 48,276,222 and 41,203,612 Shares Issued and Outstanding at December 31, 2008 and 2007, respectively	483	412
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(109)	(23)
Additional Paid-in Capital	463,772	397,127
Distributions in Excess of Net Income	(114,207)	(67,135)

Total Shareholders' Equity	349,963	330,405

Total Liabilities and Shareholders’ Equity	$1,179,455	$1,067,607

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2008	2007	2006
Revenue:
Hotel Operating Revenues	$250,464	$229,461	$132,354
Interest Income from Development Loans	7,890	6,046	2,487
Land Lease Revenue	5,363	4,860	2,071
Other Revenues	1,054	980	737
Total Revenues	264,771	241,347	137,649

Operating Expenses:
Hotel Operating Expenses	144,972	130,910	76,694
Hotel Ground Rent	1,040	856	804
Land Lease Expense	2,939	2,721	1,189
Real Estate and Personal Property Taxes and Property Insurance	12,953	11,349	5,979
General and Administrative	8,714	7,953	5,820
Acquisition and Terminated Transaction Costs	380	149	316
Impairment of Development Loan Receivable and Other Asset	21,004	-	-
Depreciation and Amortization	40,998	33,863	18,420
Total Operating Expenses	233,000	187,801	109,222

Operating Income	31,771	53,546	28,427

Interest Income	306	686	1,182
Interest Expense	43,156	42,115	25,123
Other Expense	129	83	102
Loss on Debt Extinguishment	1,568	-	1,485
(Loss) Income before (loss) income from Unconsolidated Joint Venture Investments, Minority Interests and Discontinued Operations	(12,776)	12,034	2,899

Unconsolidated Joint Ventures
Income from Unconsolidated Joint Venture Investments	1,373	3,476	1,799
Impairment of Investment in Unconsolidated Joint Venture	(1,890)	-	-
(Loss) Income from Unconsolidated Joint Venture Investments	(517)	3,476	1,799

(Loss) Income before Minority Interests and Discontinued Operations	(13,293)	15,510	4,698

(Loss) Income allocated to Minority Interests in Continuing Operations	(2,053)	1,773	579
(Loss) Income from Continuing Operations	(11,240)	13,737	4,119

Discontinued Operations, net of minority interests (Note 12):
Gain on Disposition of Hotel Properties	2,452	3,745	693
(Loss) Income from Discontinued Operations	(20)	365	286
Income from Discontinued Operations	2,432	4,110	979

Net (Loss) Income	(8,808)	17,847	5,098
Preferred Distributions	4,800	4,800	4,800

Net (Loss) Income applicable to Common Shareholders	$(13,608)	$13,047	$298

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2008		2007		2006
Earnings Per Share:
BASIC
(Loss) income from continuing operations applicable to common shareholders	$(0.36)		$0.22		$(0.03)
Income from Discontinued Operations	0.05		0.10		0.04

Net (loss) income applicable to common shareholders	$(0.31)		$0.32		$0.01

DILUTED
(Loss) income from continuing operations applicable to common shareholders	$(0.36	) *	$0.22	*	$(0.03	) *
Income from Discontinued Operations	0.05	*	0.10	*	0.04	*

Net (loss) income applicable to common shareholders	$(0.31	) *	$0.32	*	$0.01	*

Weighted Average Common Shares Outstanding:
Basic	45,184,127		40,718,724		27,118,264
Diluted	45,184,127	*	40,718,724	*	27,118,264	*

*  Income allocated to minority interest in the Partnership has been excluded from the numerator and OP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average OP Units outstanding for the years ended December 31, 2008, 2007 and 2006 were 8,034,737, 5,464,670 and 3,554,361, respectively.  Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
[IN THOUSANDS, EXCEPT SHARES]

	Class A Common Shares		Class B Common Shares		Series A Preferred Shares		Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance at December 31, 2005	20,373,752	203	-	-	2,400,000	24	193,228	327	(29,079)	164,703
Common Stock Issuance	20,118,750	201	-	-	-	-	191,875	-	-	192,076
Issuance Costs	-	-	-	-	-	-	(1,061)			(1,061)
Unit Conversion	82,077	1	-	-	-	-	649	-	-	650
Reallocation of Minority Interest	-	-	-	-	-	-	(3,467)	-	-	(3,467)
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(21,854)	(21,854)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Dividend Reinvestment Plan	2,871	-	-	-	-	-	29	-	-	29
Stock Based Compensation
Restricted Share Award Grants	89,500	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	293			293
Share Grants to Trustees	5,000	-	-	-	-	-	46	-	-	46
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(94)	-	(94)
Net Income	-	-	-	-	-	-	-	-	5,098	5,098
Total Comprehensive Income										5,004
Balance at December 31, 2006	40,671,950	$405	-	$-	2,400,000	$24	$381,592	$233	$(50,635)	$331,619
Unit Conversion	306,460	3	-	-	-	-	2,366	-	-	2,369
Unit Conversion Costs	-	-	-	-	-	-	(142)	-	-	(142)
Reallocation of Minority Interest	-	-	-	-	-	-	12,422	-	-	12,422
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(29,547)	(29,547)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Dividend Reinvestment Plan	2,620	1	-	-	-	-	29	-	-	30
Stock Based Compensation
Restricted Share Award Grants	214,582	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	2	-	-	-	-	766	-	-	768
Share Grants to Trustees	8,000	1	-	-	-	-	94	-	-	95
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(256)	-	(256)
Net Income	-	-	-	-	-	-	-	-	17,847	17,847
Total Comprehensive Income										17,591
Balance at December 31, 2007	41,203,612	$412	-	$-	2,400,000	$24	$397,127	$(23)	$(67,135)	$330,405
Common Stock Issuance	6,600,000	66					62,007			62,073
Issuance Costs							(228)			(228)
Unit Conversion	175,843	2	-	-	-	-	1,370	-	-	1,372
Reallocation of Minority Interest	-	-	-	-	-	-	1,966	-	-	1,966
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(33,464)	(33,464)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Dividend Reinvestment Plan	5,092	-	-	-	-	-	31	-	-	31
Stock Based Compensation
Restricted Share Award Grants	281,675	3	-	-	-	-	(3)	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	1,411	-	-	1,411
Share Grants to Trustees	10,000	-	-	-	-	-	91	-	-	91
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(86)	-	(86)
Net Loss	-	-	-	-	-	-	-	-	(8,808)	(8,808)
Total Comprehensive Loss										(8,894)
Balance at December 31, 2008	48,276,222	$483	-	$-	2,400,000	$24	$463,772	$(109)	$(114,207)	$349,963
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2008	2007	2006
Operating activities:
Net (loss) income	$(8,808)	$17,847	$5,098
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	(2,888)	(4,248)	(784)
Impairment of development loan receivable and other asset	21,004	-	-
Depreciation	41,219	34,963	20,131
Amortization	1,958	1,812	1,118
Debt extinguishment	1,587	-	1,485
Income allocated to minority interests	(1,621)	2,323	706
Equity in loss (income) of unconsolidated joint ventures	517	(3,476)	(1,799)
Distributions from unconsolidated joint ventures	3,036	4,501	4,578
Loss (gain) recognized on change in fair value of derivative instrument	71	(89)	(197)
Stock based compensation expense	1,502	852	339
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	420	(2,500)	(1,731)
Escrows	1,302	1,845	(87)
Other assets	(1,132)	(261)	(2,781)
Due from related party	(3,251)	3,691	(2,131)
Increase (decrease) in:
Due to related party	(1,115)	(1,291)	(1,448)
Accounts payable and accrued expenses	93	3,331	4,720
Net cash provided by operating activities	53,894	59,300	27,217

Investing activities:
Purchase of hotel property assets	(63,626)	(32,658)	(395,359)
Capital expenditures	(19,226)	(16,773)	(11,020)
Proceeds from disposition of hotel assets held for sale	6,456	11,905	9,800
Deposits on hotel acquisitions	-	-	(2,100)
Cash paid for franchise fee intangible	(57)	(11)	(46)
Investment in notes receivable	-	-	(1,057)
Repayment of notes receivable	1,350	34	1,909
Investment in development loans receivable	(64,200)	(65,700)	(51,616)
Repayment of development loans receivable	22,416	53,000	37,050
Distributions from unconsolidated joint venture	2,113	6,485	2,767
Advances and capital contributions to unconsolidated joint ventures	(96)	(2,309)	(4,209)
Net cash used in investing activities	(114,870)	(46,027)	(413,881)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	44,721	19,700	24,000
Principal repayment of mortgages and notes payable	(57,421)	(20,717)	(80,222)
Proceeds from mortgages and notes payable	59,156	28,543	280,205
Settlement of interest rate derivative	-	-	79
Cash paid for deferred financing costs	(1,244)	(286)	(1,224)
Proceeds from issuance of common stock, net	61,845	-	191,015
Stock issuance costs related to conversion of partnership units	-	(143)	-
Distributions to partners in consolidated joint ventures	-	(526)	(221)
Dividends paid on common shares	(32,169)	(29,424)	(18,174)
Dividends paid on preferred shares	(4,800)	(4,800)	(4,800)
Distributions paid on common partnership units	(5,742)	(3,609)	(2,458)
Net cash provided by (used in) financing activities	64,346	(11,262)	388,200

Net increase in cash and cash equivalents	3,370	2,011	1,536
Cash and cash equivalents - beginning of year	12,327	10,316	8,780

Cash and cash equivalents - end of year	$15,697	$12,327	$10,316

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

As of December 31, 2008, the Company, through the Partnership and subsidiary partnerships, wholly owned fifty-eight limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s taxable REIT subsidiary (“TRS”), 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2008, the Company owned joint venture interests in another eighteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Our examination consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; Metro 29th Sublessee, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $27,977 as of December 31, 2008.  Also, Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC, and Metro 29th Sublessee, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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

Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and changes in market conditions could impact our future operating results.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment.  When an impairment indicator is present, we will review the recoverability of our investment.  It the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of our investment in the unconsolidated joint venture.

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

A development loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

a loan was deemed to be impaired, the Company would record a charge to income for any shortfall.

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

Intangible Assets

Intangible assets consist of leasehold intangibles for above-market and below-market value of in-place leases and deferred franchise fees.  The leasehold intangibles are amortized over the remaining lease term. Deferred franchise fees are amortized using the straight-line method over the life of the franchise agreement.

Minority Interest

Minority interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (Loss) is allocated to minority interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2008, 2007 and 2006 was 84.5%, 86.4% and 91.4%, respectively. At December 31, 2008, there were 8,746,300 units outstanding with a fair market value of $26,239 which has been determined using the Company’s stock price at December 31, 2008.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

Stock Based Compensation

We apply Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R) whereby we measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is amortized on a straight line basis  over the period during which an employee is required to provide service in exchange for the award.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

We recognize revenue and expense for all consolidated hotels as hotel operating revenue and hotel operating expense when earned and incurred. These revenues are recorded net of any sales or occupancy taxes collected from our guests. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred.

Interest income on development loan financing is recorded in the period earned based on the interest rate of the loan and outstanding balance during the period. Development loans receivable and accrued interest on the development loans receivable are evaluated to determine if outstanding balances are collectible.  Interest is recorded only if it is determined the outstanding loan balance and accrued interest balance are collectible.

We lease land to hotel developers under fixed lease agreements. In addition to base rents, these lease agreements contain provisions that require the lessee to reimburse real estate taxes, debt service and other impositions. Base rents and reimbursements for real estate taxes, debt service and other impositions are recorded in land lease revenue on an accrual basis.  Expenses for real estate taxes, interest expense, and other costs that are reimbursed under the land leases are recorded in land lease expense when they are incurred.

Other revenues consist primarily of fees earned for asset management services provided to hotels we own through unconsolidated joint ventures. Fees are earned as a percentage of the hotels revenue and are recorded in the period earned to the extent of the minority interest ownership.

Income Taxes

The Company qualifies as a REIT under applicable provisions of the Internal Revenue Code (Code), as amended, and intends to continue to qualify as a REIT. In general, under such provisions, a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes. Earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for Federal income tax purposes.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. No. 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement will result in minority interest to be reclassified as a component of shareholders’ equity.

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company has determined that the adoption of SFAS No. 161 will not have a material effect on the Company’s financial statements.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted.  We expect that the adoption of this FSP will not impact our financial position or net income.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consist of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Land	$184,879	$172,061
Buildings and Improvements	802,760	706,038
Furniture, Fixtures and Equipment	121,991	105,979
Construction in Progress	-	1,541
	1,109,630	985,619

Less Accumulated Depreciation	(127,548)	(92,322)

Total Investment in Hotel Properties	$982,082	$893,297

Depreciation expense was $41,219, $34,895 and $20,120 for the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Duane Street Hotel, TriBeCa, New York, NY	1/4/2008	$8,213	$12,869	$2,793	$-	$23,875	$-
nu Hotel, Brooklyn, NY	1/14/2008	-	17,343	-	-	17,343	-
TownePlace Suites, Harrisburg, PA	5/8/2008	1,238	10,182	1,792	42	13,254	-
Sheraton Hotel, JFK Airport, Jamaica, NY	6/13/2008	-	27,584	4,413	2,893	34,890	23,800
Holiday Inn Express, Camp Springs, MD	6/26/2008	1,629	11,115	931	5	13,680	-
Hampton Inn, Smithfield, RI	8/1/2008	2,057	9,502	1,156	102	12,817	6,990
Total 2008 Wholly Owned Acquisitions		$13,137	$88,595	$11,085	$3,042	$115,859	$30,790

In connection with the acquisitions made during the year ended December 31, 2008, we acquired $344 in working capital assets and assumed $662 in working capital liabilities.

Interest rates on debt assumed in the acquisitions of the Sheraton Hotel, JFK Airport, Jamaica, NY and the Hampton Inn, Smithfield, RI were at market rates.  In connection with the acquisition of the Sheraton Hotel, the Company assumed a $23,800 variable rate mortgage which accrued interest at LIBOR plus 2.00% per annum.  This debt was repaid in October 2008 with borrowings from our revolving line of credit, and this property now serves as collateral for borrowings under our revolving line of credit.  In connection with the acquisition of the Sheraton Hotel, we assumed a lease for the underlying land with a remaining term of approximately 94 years.  The remaining lease payments were determined to be below market value and, as a result, $2,171 of the purchase price was allocated to a leasehold intangible asset.  This asset is recorded in intangible assets on the consolidated balance sheet and is being amortized over the remaining life of the lease.

In connection with the acquisition of the Duane Street Hotel, the Company entered into a $15,000 fixed rate mortgage with interest at 7.15%.  The mortgage matures in February 2018 and is interest only for the first three years.  Upon acquisition of the nu Hotel, located in Brooklyn, NY, we commenced renovations to fit out the building prior to its opening.  Costs associated with the building while it was being renovated, including interest, were capitalized.  On July 7, 2008, the property opened and all renovation costs were capitalized to building and improvements and furniture, fixtures and equipment and are being depreciated over the useful lives of these assets.  In connection with the acquisition of the nu Hotel the Company entered into an $18,000 variable rate mortgage debt facility with interest at LIBOR plus 2.00%.  Principal of $13,240 was drawn on the date of acquisition, while the remainder of the balance has been drawn as renovations progressed and as interest was incurred.  The mortgage requires the payment of interest only and matures in January of 2011.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (continued)

In connection with the acquisition of the Hampton Inn, Smithfield, RI, the Company assumed a $6,990 fixed rate mortgage which accrues interest at 6.98%.  The mortgage matures in December 12, 2016.  In connection with the acquisition of the property, the sellers provided a $500 note payable which accrued interest at a rate of 7.00% per annum.  This note was repaid prior to September 30, 2008.

The Duane Street Hotel, New York, NY was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Duane Street Hotel were 779,585 units of limited partnership interest (“OP Units”) in Hersha Hospitality Limited Partnership ("HHLP" or the “Partnership”), our operating partnership subsidiary, valued at $6,862. The OP Units were issued to certain executives and affiliated trustees of the Company.  The Sheraton Hotel, JFK Airport, Jamaica, NY, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Sheraton Hotel were 1,177,306 OP Units in HHLP valued at $10,596.  The OP Units were issued to certain executives and affiliated trustees of the Company and an unrelated third party.  The Holiday Inn Express, Camp Springs, MD, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Holiday Inn Express were 540,337 OP Units in HHLP valued at $4,166.  The OP Units were issued to certain executives and affiliated trustees of the Company and an unrelated third party.

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

Interest rates on debt assumed in the acquisition of the Residence Inn, Carlisle, PA and the Holiday Inn Express & Suites, Chester, NY were at market rates.  We assumed $19,250 in debt with the acquisition of the Hampton Inn-Seaport, New York, NY bearing interest at a fixed rate of 6.36% which was determined on the date of acquisition to be above market rates.  We recorded a premium of $952 related to the assumption of this debt. In the acquisition of Hotel 373 – 5th Avenue, New York, NY, we assumed $22,000 in variable rate debt bearing interest at LIBOR plus 2.00% and an interest rate cap which effectively caps interest on this debt at 7.75%.  The debt matures and the interest rate cap terminates on April 9, 2009.  The interest rate cap had a fair value of $15 on the date of acquisition.  We assumed $6,500 in variable rate debt bearing interest at LIBOR plus 2.70% with the acquisition of a parcel of land on Nevins Street in Brooklyn, NY.  This parcel of land is being leased to a hotel developer that is owned in part by certain executives and affiliated trustees of the Company.  Lease income on the land includes payment of debt service on the assumed debt.  We assumed $8,162 in debt with the acquisition of the Holiday Inn, Norwich, CT which was repaid on July 30, 2007.

The Residence Inn, Carlisle, PA and the Hampton Inn-Seaport, New York, NY were acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Residence Inn, Carlisle, PA

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (continued)

were 119,818 OP Units in HHLP valued at $1,330.  The OP Units were issued to sellers that are not affiliated with the Company.  Consideration paid for the Hampton Inn-Seaport, New York, NY, included 15,016 OP Units valued at $168 and an $8,208 note payable.  The OP Units and note payable were issued to certain executives and affiliated trustees of the Company.

On May 24, 2007, the note payable was fully repaid.  Interest expense of $203 was incurred on the notes payable during the year ended December 31, 2007.  Included in the consideration paid for the Hotel 373 – 5th Avenue, New York, NY were 1,000,000 OP Units valued at $12,320.  The OP Units were issued to a seller that is not affiliated with the Company.  Consideration paid for the Holiday Inn, Norwich, CT, included 659,312 OP Units valued at $7,800.  The OP Units were issued to certain executives and affiliated trustees of the Company.

On January 8, 2007, we closed on the acquisition of the Residence Inn, Langhorne, PA. The purchase agreement for this acquisition contained certain provisions that entitle the seller to an earn-out payment of up to $1,000 based on the net operating income of the property, as defined in the purchase agreement. The earn-out period expired on July 31, 2008.  Based on results for this property through July 31, 2008, a $1,000 earn-out was paid in October 2008.  This additional purchase price was capitalized to land, building and improvements, and furniture, fixtures and equipment and is being depreciated over the useful lives of these assets.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (continued)

Consideration paid for the remaining 20% interest in the Hampton Inn, Philadelphia, PA consisted of 406,877 OP Units valued at $4,162, which were issued to certain executives and affiliated trustees of the Company. Prior to the acquisition of the remaining 20% interest, the Hampton Inn, Philadelphia, PA was reported as a consolidated joint venture and its assets and liabilities were included in the Company’s consolidated balance sheet and non-controlling interest of $588 was reported as Minority Interests.  As a result of acquiring the remaining 20% interest in the venture, our investment in hotel properties was increased as follows:

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

	For the Year Ended December 31,
	2008	2007
Pro Forma Total Revenues	$266,728	$243,681

Pro Forma (Loss) income from Continuing Operations applicable to Common Shareholders	$(11,115)	$13,220
Income from Discontinued Operations	2,432	4,110
Pro Forma Net (Loss) income	(8,683)	17,330
Preferred Distributions	4,800	4,800
Pro Forma Net (Loss) income applicable to Common Shareholders	$(13,483)	$12,530

Pro Forma (Loss) income applicable to Common Shareholders per Common Share
Basic	$(0.30)	$0.31
Diluted	$(0.30)	$0.31

Weighted Average Common Shares Outstanding
Basic	45,184,127	40,718,724
Diluted	45,184,127	40,718,724

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2008 and December 31, 2007 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	December 31,
Joint Venture	Hotel Properties	Owned	Return	2008	2007

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48%*	11.0% cumulative	$738	$945
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	736	1,016
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	3,960	4,148
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	2,091	2,010
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	27,977	32,928
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48%*	10.0% non-cumulative	2,800	2,808
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,981	7,996
				$46,283	$51,851

*  Percent owned was 40.0% through March 31, 2007.  On April 1, 2007 our percent owned increased to 48.0%.

On February 1, 2007 we acquired a 50.0% interest in Metro 29th Street Associates, LLC (“Metro 29th”), the lessee of the 228 room Holiday Inn Express-Manhattan, New York, NY, for approximately $6,817. Metro 29th holds a twenty five year lease with certain renewal options at the end of the lease term.  We also acquired an option to acquire a 50% interest in the entity that owns the Holiday Inn Express-Manhattan.  The option is exercisable after February 1, 2012 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.  The fair value of the option was $933 at the time of acquisition and is recorded in other assets on our consolidated balance sheet.  We issued 694,766 OP Units valued at $7,747 for our interest in Metro 29th and the option.  Metro 29th Street entered into an agreement with Metro 29th Sublessee, LLC, a joint venture owned by 44 New England and our joint venture partner, to sublease the hotel property.  The hotel is managed by HHMLP.

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

During the year ended December 31, 2008, we determined that our investment in the Hartford Hilton, part of the Mystic Partners joint venture portfolio, was impaired.  As a result, the Company recorded an impairment charge of $1,890 which is included as impairment of investment in unconsolidated joint venture on the Company’s consolidated statements of operations.  This charge reduced our investment in the Hartford Hilton to $0.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Income from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income (loss) recognized during the years ended December 31, 2008, 2007, and 2006 for our Investments in Unconsolidated Joint Ventures is as follows:

	Twelve Months Ended
	12/31/2008	12/31/2007	12/31/2006
PRA Glastonbury, LLC	$94	$47	$(257)
Inn American Hospitality at Ewing, LLC	20	73	160
Hiren Boston, LLC	(189)	304	(167)
SB Partners, LLC	80	191	(24)
Mystic Partners, LLC	(345)	1,612	1,691
PRA Suites at Glastonbury, LLC	(8)	(7)	(2)
Metro 29th Street Associates, LLC	1,721	1,256	-
HT/CNL Metro Hotels, LP	-	-	398
Income from Unconsolidated Joint Venture Investments	1,373	3,476	1,799
Less: Impairment of Investment in Unconsolidated Joint Venture	(1,890)	-	-

Net (Loss) Income from Unconsolidated Joint Venture Investments	$(517)	$3,476	$1,799

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

The Company and our joint venture partner in Mystic Partners jointly and severally guarantee the performance of the terms of a loan to Adriaen’s Landing Hotel, LLC, owner of the Hartford Marriott, in the amount of $50,000, and 315 Trumbull Street Associates, LLC, owner of the Hartford Hilton, in the amount of $27,000, if at any time during the term of the note and during such time as the net worth of Mystic Partners falls below the amount of the guarantee.  We have determined that the probability of incurring loss under this guarantee is remote and the value attributed to the guarantee is de minimis.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2008 and December 31, 2007 and for the years ended December 31, 2008, 2007, and 2006.

Balance Sheets
	December 31,	December 31,
	2008	2007
Investment in hotel properties, net	$209,468	$229,829
Other Assets	25,334	30,000
Total Assets	$234,802	$259,829

Liabilities and Equity
Mortgages and notes payable	$219,889	$221,398
Other liabilities	11,636	12,305
Equity:
Hersha Hospitality Trust	44,938	47,311
Joint Venture Partner(s)	(41,661)	(21,185)
Total Equity	3,277	26,126

Total Liabilities and Equity	$234,802	$259,829

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
Company's Share	$44,938	$47,311
Excess Investment (1)	1,345	4,540
Investment in Joint Venture	$46,283	$51,851

(1) Excess investment represents the unamortized difference between the Company's investment and the Company's share of the equity in the underlying net investment in the partnerships.  The excess investment is amortized over the life of the properties, and the amortization is included in Net (Loss) Income from Unconsolidated Joint Venture Investments.

Statements of Operations
	Twelve Months Ended
	12/31/2008	12/31/2007	12/31/2006
Room Revenue	$99,530	$98,581	$81,285
Other Revenue	28,344	31,586	30,016
Operating Expenses	(82,327)	(81,873)	(74,370)
Interest Expense	(13,442)	(15,421)	(15,687)
Debt Extinguishment	-	(2,858)	(517)
Loss on Impairment of Building and Equipment	(9,171)	-	-
Lease Expense	(5,538)	(5,332)	(393)
Property Taxes and Insurance	(6,459)	(6,159)	(5,537)
Federal and State Income Taxes	121	(141)	(224)
General and Administrative	(7,835)	(7,446)	(7,264)
Depreciation and Amortization	(16,171)	(16,680)	(16,993)

Net loss	$(12,948)	$(5,743)	$(9,684)

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

We have approved first mortgage and mezzanine lending to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%. As of December 31, 2008 and December 31, 2007, we had Development Loans Receivable of $81,500 and $58,183, respectively. Interest income from development loans was $7,890, $6,046, and $2,487 for the years ended December 31, 2008, 2007, and 2006, respectively. Accrued interest on our development loans receivable was $2,785 as of December 31, 2008 and $1,591 as of December 31, 2007.

As of December 31, 2008 and 2007, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2008	Principal Outstanding 12/31/2007	Interest Rate	Maturity Date **
Sheraton - JFK Airport, NY	Risingsam Hospitality, LLC	$-	$10,016	10%	October 9, 2008
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	2,000	10%	October 9, 2009 *
Hilton Garden Inn - New York, NY	York Street LLC	15,000	15,000	11%	May 31, 2009
Hampton Inn - Smithfield, RI	44 Hersha Smithfield, LLC	-	2,000	10%	October 9, 2008 *
Homewood Suites - Newtown, PA	Reese Hotels, LLC	500	700	11%	November 14, 2009
Union Square Hotel - Union Square, NY	Risingsam Union Square, LLC	10,000	10,000	10%	May 31, 2009
Hyatt Place - Manhattan, NY	Brisam East 52, LLC	10,000	-	10%	January 16, 2010
Lexington Avenue Hotel - Manhattan, NY	44 Lexington Holding, LLC	10,000	-	11%	May 30, 2009 *
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000	-	11%	April 1, 2009 *
32 Pearl - Manhattan, NY	SC Waterview, LLC	8,000	-	10%	July 4, 2009
Greenwich Street Courtyard - Manhattan, NY	Brisam Greenwich, LLC	10,000	-	10%	September 12, 2009
Independent Hotel - New York, NY	Maiden Hotel, LLC	10,000	-	20%	March 8, 2009
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000	-	10%	November 1, 2009 *
Hilton Garden Inn/Homewood Suites - Brooklyn, NY	167 Johnson Street, LLC
Tranche 1		-	11,000	11%
Tranche 2		-	9,000	13.5%
Discount		-	(1,533)
Total Hilton Garden Inn/Homewood Suites - Brooklyn, NY		-	18,467

Total Development Loans Receivable		$81,500	$58,183

* Indicates borrower is a related party
** Represents current maturity date in effect.  Agreements for our development loans receivable typically allow for two one-year extensions which can be exercised by the borrower if the loan is not in default,

We monitor our portfolio of development loans on an on-going basis to determine collectability of the loan principal and accrued interest.  As part of our review we determined that the developer of the Hilton Garden Inn/Homewood Suites – Brooklyn, NY has failed to make payments to the senior lender on the property’s first mortgage.   After discussions with the developer and the senior lender, we have determined that the fair value of the loan receivable and discount is $0 as of December 31, 2008.   As a result, we incurred an impairment charge for the remaining principal of $18,748, which is net of unamortized discount in the amount of $1,252.  A receivable for uncollected interest income of $569, which is net of unrecognized deferred loan fees of $143, was also recorded as an impairment charge.

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Balance at January 1,	$58,183	$47,016	$32,450
New Advances	64,200	65,700	51,616
Repayments	(22,416)	(53,000)	(37,050)
Discount recorded	-	(1,687)	-
Amortization of discount	281	154	-
Impairment of Development Loan Receivable, net of discount	(18,748)	-	-
Balance at December 31,	$81,500	$58,183	$47,016

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (continued)

We acquire land and improvements and lease them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.  The land is leased under fixed lease agreements which earn rents at a minimum rental rate of 10% of our net investment in the leased property. Additional rents are paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases are recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.  Leased land and improvements are included in investment in hotel properties on our consolidated balance sheet.  As of December 31, 2008 and 2007 our investment in leased land and improvements consists of the following:

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

* Indicates lessee is a related party

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at December 31, 2008 and 2007:

	2008	2007

Transaction Costs	$237	$209
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	1,267	2,581
Due from Lessees	1,907	1,986
Prepaid Expenses	3,182	3,402
Interest due on Development Loans to Non-Related Parties	2,024	1,456
Deposits on Property Improvement Plans	149	640
Hotel Purchase Option	933	2,620
Other	2,270	1,591
	$13,517	$16,033

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

Notes Receivable – Notes receivable as of December 31, 2007 includes a loan made to one of our unconsolidated joint venture partners in the amount of $1,120 bearing interest at 13.5% with a maturity date of December 27, 2008.  Notes receivable as of December 31, 2007 also included $1,350 extended in November and December 2006 to the purchaser of the Holiday Inn Express, Duluth, GA; Comfort Suites, Duluth, GA; Hampton Inn, Newnan, GA; and the Hampton Inn Peachtree City, GA (collectively the “Atlanta Portfolio”).  The Atlanta Portfolio notes receivables were repaid in September 2008.  Notes receivable as of December 31, 2008 includes a loan made to one of our unconsolidated joint venture partners in the amount of $1,267 bearing interest at 11% with a maturity date of December 31, 2009.

Due from Lessees - Due from lessees represent rents due under our land lease and hotel lease agreements.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest due on Development Loans – Interest due on development loans represents interest income due from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects. This excludes interest due on development loans from loans extended to related parties in the amounts of $761 and $135, as of December 31, 2008 and 2007, respectively, which is included in the Due from Related Parties caption on the face of the consolidated balance sheets.

Deposits on Property Improvement Plans – Deposits on property improvement plans consists of amounts advanced to HHMLP that is to be used to fund capital expenditures as part of our property improvement programs at certain properties.

Hotel Purchase Option – We have options to acquire interests in two hotel properties at fixed purchase prices.  An option valued at $1,687 is for the development property related to the impaired development loan receivable noted in Footnote 4.  We determined that the fair value of this option as of December 31, 2008 is $0.  Therefore, we recorded an impairment charge for the option value of $1,687, which is included in Impairment of Development Loan Receivable and Other Asset on the Company’s consolidated statements of operations.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

The total mortgages payable balance at December 31, 2008, and December 31, 2007, was $603,538 and $567,507, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 4.0% to 8.94%. The maturities for the outstanding mortgages ranged from July 2009 to January 2032. Aggregate interest expense incurred under the mortgages payable totaled $34,855, $33,767 and $20,579 during 2008, 2007 and 2006, respectively. The mortgages are secured by first deeds of trust on various hotel properties with a combined net book value of $919,815 and $829,008 as of December 31, 2008, and 2007, respectively.  Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow.  As of December 31, 2008 we were in compliance with all event of default covenants under the applicable loan agreement.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in amount of $3,729, $3,793, and $3,766 was recorded during the years ended December 31, 2008, 2007, and 2006, respectively.

As part of the acquisition of the Hyatt Summerfield Suites Portfolio, HHLP entered into a management agreement with Lodgeworks, L.P. (“Lodgeworks”).  Lodgeworks extended an interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  Because the interest rate on the note payable is below the market rate of interest at the date of the acquisition, a discount was recorded on the note payable.  The discount reduced the principal balances recorded in the mortgages and notes payable and is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $274 as of December 31, 2008 and $253 as of December 31, 2007.

Aggregate annual principal payments for the Company’s mortgages and notes payable for the five years following December 31, 2008 and thereafter are as follows:

Year Ending December 31,	Amount

2009	72,196
2010	21,833
2011	41,587
2012	11,938
2013	25,265
Thereafter	482,602
Unamortized Discount	(61)
$655,360

The loan agreements for two debt obligations totaling $34,100, which mature during the next twelve months, contain extension options that can be exercised at our discretion, effectively extending the maturity of $12,100 to 2011 and extending the maturity of $22,000 to 2012.  As of December 31, 2008, mortgages and notes payable and borrowings under our line of credit had a carrying value of $743,842, which exceeded the fair value by approximately $48,511 due to an increase in market borrowing rates.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Revolving Line of Credit

On October 14, 2008, we entered into a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders.   The credit agreement provides for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The existing bank group has committed $135,000, and the credit agreement is structured to allow for an increase of an additional $40,000 under the line of credit, provided that additional collateral is supplied.

On October 14, 2008, our previous line of credit was terminated and replaced by the new line of credit and as a result all amounts outstanding under our previous credit facility were repaid with borrowings from our new credit facility. Additional borrowings under the line of credit provided by T.D. Bank, NA may be used for working capital and general corporate purposes, including payment of distributions or dividends and for the future purchase of additional hotels.  The line of credit expires on December 31, 2011, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the line of credit for an additional one-year period.

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

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $300,000; (2) a maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

·	a debt service coverage ratio of not less than 1.35 to 1.00;
·	a total funded liabilities to gross asset value ratio of not more than 0.67 to 1.00; and
·	a EBITDA to debt service ratio of not less than 1.40 to 1.00;

The Company maintained a line of credit balance of $88,421 at December 31, 2008 and $43,700 at December 31, 2007. The Company recorded interest expense of $3,094, $4,239 and $2,134 related to the line of credit borrowings, for the years ended December 31, 2008, 2007, and 2006, respectively. The weighted average interest rate on our Line of Credit during the years ended December 31, 2008, 2007, and 2006 was 5.07%, 7.30%, and 7.33%, respectively.  As of December 31, 2008 our remaining borrowing capacity under the Line of Credit was $42,143.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the years ended December 31, 2008 and 2007, we capitalized $544 and $389, respectively, of interest expense related to these projects.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of December 31, 2008, deferred costs were $9,157, net of accumulated amortization of $3,606.  Deferred costs were $8,048, net of accumulated amortization of $3,252, as of December 31, 2007. Amortization of deferred costs for the years ended December 31, 2008, 2007, and 2006 was $2,030, $1,724 and $944, respectively.

Debt Extinguishment

On July 1, 2008, we settled on the defeasance of loans associated with four of our properties.  These mortgage loans had an aggregate outstanding principal balance of approximately $11,028 as of June 30, 2008.  As a result of this extinguishment, we expensed $1,399 in unamortized deferred costs and defeasance premiums for three of the four properties, which are included in the Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2008 and now serve as collateral for our revolving credit facility entered into on October 14, 2008. The fourth property, the Holiday Inn Conference Center, New Cumberland, PA was sold on October 30, 2008 and $19 in unamortized deferred costs expensed as a result of the debt extinguishment is included in the Income (Loss) from Discontinued Operations caption on the consolidated statements of operations for the year ended December 31, 2008.

On September 30, 2008, we repaid $8,188 on our mortgage with M&T Bank for the Holiday Inn Express, Cambridge property as a result of debt refinancing.  The new debt of $11,000 has a fixed interest rate of 6.625% and a maturity date of September 30, 2023.  As a result of this extinguishment, we expensed $17 in unamortized deferred costs, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2008.

On October 14, 2008, we replaced our previous line of credit with Commerce Bank and various other lenders with a new credit facility with T.D. Bank, NA and various other lenders.  As a result of the termination of the existing line of credit, we expensed $152 in unamortized deferred costs related to the origination of the original Commerce Bank Line of Credit, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2008.

In January 2006, we replaced our line of credit with Sovereign Bank and various other lenders with a line of credit with Commerce Bank and various other lenders. As a result of this termination, we expensed $255 in unamortized deferred costs related to the origination of the Sovereign Bank line of credit, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2006.

On April 7, 2006, we repaid $21,900 on our mortgage with Merrill Lynch for the Hampton Inn Herald Square property as a result of a debt refinancing. The new debt of $26,500 has a fixed interest rate of 6.085% and a maturity date of May 1, 2016. As a result of this extinguishment, we expensed $534 in unamortized deferred costs and prepayment penalties, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2006.

On June 9, 2006, we repaid $34,200 on our mortgage with UBS for the McIntosh Portfolio, as a result of a debt refinancing. The new debt of $36,300 has a fixed interest rate of 6.33% and maturity date of June 11, 2016 for each of the loans associated with the McIntosh Portfolio. As a result of this extinguishment, we expensed $374 in unamortized deferred costs, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2006.

On September 9, 2006, we repaid $8,287 on our mortgage with South New Hampshire Bank for the Residence Inn, Norwood, using proceeds from a draw on our line of credit with Commerce Bank. In connection with the mortgage assumption, the seller agreed to reimburse all pre-payment related fees associated with this payoff.

On December 27, 2006, we repaid $12,907 on our mortgage with GE Capital for the Hilton Garden Inn, JFK, NY property as a result of a debt payoff.  The new debt of $21,000 was acquired on March 7, 2007 and has a fixed interest rate of 5.82% and a maturity date of March 1, 2017.  As a result of this extinguishment, we expensed $322 in prepayment penalties, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2006.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in our operating partnership subsidiary, HHLP, which is indirectly the sole general partner of the subsidiary partnerships. At December 31, 2008, there were 8,746,300 non-controlling OP Units outstanding with a fair market value of $26,239, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are redeemable by the unitholders for cash or, at our option, common shares on a one-for-one basis.

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

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the years ended December 31, 2008, 2007 and 2006, base management fees incurred totaled $6,136, $5,571 and $4,361, respectively and are recorded as Hotel Operating Expenses.  For the years ended December 31, 2008, 2007 and 2006, incentive management fees of $363, $0, and $0, respectively were recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the years ended December 31, 2008, 2007, and 2006 was $17,041, $16,333 and $9,773 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Administrative Services Agreement

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.   For the years ended December 31, 2008, 2007 and 2006, the Company incurred accounting fees of $1,426, $1,408 and $1,053, respectively.  For the years ended December 31, 2008, 2007 and 2006, the Company incurred information technology fees of $316, $276 and $251, respectively. Administrative services fees, accounting fees, and information technology fees are included in General and Administrative expenses.

Capital Expenditure Fees

Beginning April 1, 2006, HHMLP began to charge a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the years ended December 31, 2008, 2007 and 2006, we incurred fees of  $271, $292, and $155, respectively, which were capitalized in with the cost of fixed asset additions.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

Hotel Supplies

For the years ended December 31, 2008, 2007 and 2006, we incurred expenses of $1,588, $2,113 and $1,686, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $39 and $149 is included in accounts payable at December 31, 2008 and 2007.

Due From Related Parties

The Due from Related Party balance as of December 31, 2008 and December 31, 2007 was approximately $4,645 and $1,256, respectively. The balances primarily consisted of accrued interest due on our development loans, and the remaining due from related party balance are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of December 31, 2008 and December 31, 2007 was approximately $1,352 and $2,025, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in November 2103.  Each land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the years ended December 31, 2008, 2007 and 2006, we incurred $1,040, $856, and $804 respectively, in hotel ground rent from continuing operations under the agreements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2009	$891
2010	905
2011	935
2012	975
2013	981
Thereafter	93,160
$97,847

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

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

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

As of December 31, 2008, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

On January 15, 2008, we entered into an interest rate swap agreement that fixes the interest rate on the variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 2.0%, originated to finance the acquisition of the nu Hotel, Brooklyn, NY.  Under the terms of this interest rate swap, we pay fixed rate interest of 3.245% on the $13,240 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 5.245%.  On January 12, 2009, we entered into a new interest rate swap agreement for this variable rate mortgage, bearing interest at one month U.S. LIBOR plus 2.0%.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (continued)

Under the terms of this interest rate swap, we pay fixed rate interest of 1.1925% up to a $18,000 notional amount and we receive floating rate interest equal to the one month U.S. LIBOR, effectively fixing our interest at a rate of 3.1925%.  This interest rate swap matures on January 10, 2011.

On February 1, 2008, we entered into an interest rate swap agreement that fixes the interest rate on a $40,000 portion of our floating revolving credit facility with Commerce Bank, which bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of this interest rate swap, we pay fixed rate interest of 2.6275% on the $40,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on this portion of the line of credit at a rate of 4.6275%.  This interest rate swap agreement matured on February 1, 2009, and we did not replace it with another agreement.

On December 31, 2008, we entered into an interest rate swap agreement that fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,300 as of December 31, 2008.

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,619 as of December 31, 2008.  We entered into this interest rate swap in July of 2004 and designated it as a cash flow hedge in November of 2004 when the fair value of the swap was a liability of $342, causing ineffectiveness in the hedge relationship.  Prior to January 1, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  Subsequent to January 1, 2008, the hedge relationship was no longer deemed to be effective. The change in fair value of this interest rate swap for the year ended December 31, 2008 was a loss of $52 and was recorded in Interest Expense on the Statement of Operations.

At December 31, 2008 and December 31, 2007, the fair value of the interest rate swaps and cap were:

Date of Transaction	Hedged Debt	Type	Maturity Date	December 31, 2008	December 31, 2007
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	$(172)	$(120)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	April 9, 2009	-	1
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 12, 2009	(6)	-
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	(74)	-
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(25)
				$(277)	$(119)

The fair value of the derivative instrument is included in Accounts Payable, Accrued Expenses and Other Liabilities at December 31, 2008 and December 31, 2007.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $86, $256, and $94 for the years ended December 31, 2008, 2007, and 2006, respectively.  These unrealized losses were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $1, $15, and $14 on cash flow hedges was recognized in interest expense for the years ended December 31, 2008, 2007, and 2006, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $13 of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense during 2008. During 2009, the Company estimates that an additional $37 will be reclassified as a reduction to interest expense.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 - SHARE-BASED PAYMENTS

In May 2008, the Company established the Hersha Hospitality Trust 2008 Equity Incentive Plan (the “2008 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company. Prior to the 2008 Plan, the Company made awards pursuant to the 2004 Equity Incentive Plan (the “2004 Plan”).  Upon approval of the 2008 Plan by the Company’s shareholders on May 22, 2008, the Company terminated the 2004 Plan.  Termination of the 2004 Plan did not have any effect on equity awards and grants previously made under that plan.

Executives

Compensation expense related to restricted stock awards issued to executives of the Company of $1,411, $766 and $293 was incurred during the years ended December 31, 2008, 2007 and 2006, respectively, related to the restricted share awards and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of December 31, 2008 and 2007 was $4,118 and $3,008, respectively.  The following table is a summary of all of the grants issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
					December 31,		December 31,
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	2008	2007	2008	2007
June 1, 2005	71,000	$9.60	4 years	25%/year	53,250	35,500	$71	$242
June 1, 2006	89,500	$9.40	4 years	25%/year	44,750	22,375	298	508
June 1, 2007	214,582	$12.32	4 years	25%/year	53,645	-	1,597	2,258
June 2, 2008	278,059	$8.97	4 years	25%/year	-	-	2,130	-
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	-	-	22	-
	656,757				151,645	57,875	$4,118	$3,008

Trustees

Compensation expense related to stock awards issued to the Board of Trustees of $91, $86, and $45 was incurred during the years ended December 31, 2008, 2007, and 2006.   All shares issued to the Board of Trustees are immediately vested.  The following table is a summary of all of the grants issued to trustees under the 2004 and 2008 Plans:

Date of Award Issuance	Shares Issued	Share Price on date of grant
March 1, 2005	2,095	$11.97
January 3, 2006	5,000	9.12
January 2, 2007	4,000	11.44
July 2, 2007	4,000	12.12
January 2, 2008	4,000	9.33
June 2, 2008	6,000	8.97
January 2, 2009	12,500	2.96
	37,595

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

	Year Ended December 31,
	2008	2007	2006
Numerator:
BASIC
(Loss) income from Continuing Operations	$(11,240)	$13,737	$4,119
Dividends paid on unvested restricted shares	(329)	(197)	(95)
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(4,800)	(4,800)
(Loss) income from continuing operations applicable to common shareholders	(16,369)	8,740	(776)
Income from Discontinued Operations	2,432	4,110	979
Net (Loss) income applicable to common shareholders	$(13,937)	$12,850	$203

DILUTED*
(Loss) income from Continuing Operations	$(11,240)	$13,737	$4,119
Dividends paid on unvested restricted shares	(329)	(197)	(95)
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(4,800)	(4,800)
(Loss) income from continuing operations applicable to common shareholders	(16,369)	8,740	(776)
Income from Discontinued Operations	2,432	4,110	979
Net (Loss) income applicable to common shareholders	$(13,937)	$12,850	$203

Denominator:
Weighted average number of common shares - basic	45,184,127	40,718,724	27,118,264
Effect of dilutive securities:
Unvested stock awards	- **	- **	- **

Weighted average number of common shares - diluted*	45,184,127	40,718,724	27,118,264

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - EARNINGS PER SHARE (continued)

	Year Ended December 31,
	2008	2007	2006
Earnings Per Share:
BASIC
(Loss) income from continuing operations applicable to common shareholders	$(0.36)	$0.22	$(0.03)
Income from Discontinued Operations	$0.05	$0.10	$0.04

Net (loss) income applicable to common shareholders	$(0.31)	$0.32	$0.01

DILUTED*
(Loss) income from continuing operations applicable to common shareholders	$(0.36)	$0.22	$(0.03)
Income from Discontinued Operations	$0.05	$0.10	$0.04

Net (loss) income applicable to common shareholders	$(0.31)	$0.32	$0.01

* Income allocated to minority interest in the Partnership has been excluded from the numerator and OP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average OP Units outstanding for years ended December 31, 2008, 2007 and 2006 were 8,034,737, 5,464,670 and 3,554,361, respectively.

** Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2008, 2007 and 2006 totaled $41,797, $40,594, and $25,349, respectively. The following non-cash investing and financing activities occurred during 2008, 2007 and 2006:

	2008	2007	2006
Common Shares issued as part of the Dividend Reinvestment Plan	$31	$30	$29
Issuance of Common Shares to the Board of Trustees	91	95	46
Issuance of OP Units for acquisitions of hotel properties	21,624	25,781	9,940
Debt assumed in acquisition of hotel properties	30,790	70,564	101,900
Issuance of OP Units for acquisition of unconsolidated joint venture	-	6,817	-
Issuance of OP Units for acquisition of option to acquire interest in hotel property	-	933	-
Conversion of OP Units to Common Shares	1,372	2,369	650
Reallocation to minority interest	1,966	12,422	3,467
Issuance of notes receivable in disposition of hotel properties held for sale	-	-	1,350

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

In September of 2005, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, Hartford, CT. The operating results for this hotel were reclassified to discontinued operations in the statements of operations in the statements of operations for the year ended December 31, 2006. The hotel was acquired by the Company in January 2004 and was sold on April 12, 2006. Proceeds from the sale were $3,600, and the gain on the sale was $497, of which $61 was allocated to minority interest in HHLP.  During 2004, in conjunction with the acquisition of the Holiday Inn Express, Hartford, CT, we assumed a land lease from a third party with an original term of 99 years. Monthly payments as determined by the lease agreement were due through the expiration in September 2101. Subsequent to the sale of this property in the second quarter of 2006, we did not incur further lease expense.  For the year ended December 31, 2006, we incurred $85 in hotel ground rent under this agreement, which have been reclassified to discontinued operations in the statement of operations.  The lease was assumed by the purchaser of this property.

In March of 2006, our Board of Trustees authorized management of the Company to sell four properties located in metropolitan Atlanta, Georgia. These four properties are the Holiday Inn Express, Duluth, Comfort Suites, Duluth, Hampton Inn, Newnan and the Hampton Inn Peachtree City.  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the year ended December 31, 2006.  These hotels were acquired by the Company in April and May 2000 and were sold during November and December 2006.  Proceeds from the sales were $18,100, and the gain on the sale was $290, of which $33 was allocated to minority interest in HHLP. Notes receivable in the aggregate amount of $1,350 were received as part of the proceeds of the sale of the Atlanta Portfolio and were repaid in September 2008.

In September of 2007, our Board of Trustees authorized management of the Company to sell the Hampton Inn, Linden, NJ (Hampton Inn) and Fairfield Inn, Mt. Laurel, NJ (Fairfield Inn).  The Company acquired the Hampton Inn in October 2003 and the Fairfield Inn in January 2006.   The operating results for these hotels have been reclassified to discontinued operations in the statements of operations for the years ended December 31, 2007 and 2006.  Proceeds from the sales were $29,500, and the gain on the sale was $4,248, of which $503 was allocated to minority interest in HHLP.

In October 2008, the Company sold the Holiday Inn Conference Center, New Cumberland, PA (Holiday Inn).  Beginning on July 1, 2006, the Company leased this hotel to an unrelated party and the lease agreement contained a purchase provision by the lessee.  Prior to July 1, 2006, this hotel was leased to our wholly owned TRS and operating revenues and expenses of the hotel were recorded in hotel operating revenues and hotel operating expenses.  The operating results for this hotel have been reclassified to discontinued operations in the statements of operations for the years ended December 31, 2008, 2007 and 2006.  Proceeds from the sale of this property were $6,456 and the gain on this sale was $2,888, of which $436 was allocated to minority interest in HHLP.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $145, $1,276 and $2,215 of interest and capital lease expense to discontinued operations for the years ended December 31, 2008, 2007, and 2006, respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

The following table sets forth the components of discontinued operations (excluding the gains on sale) for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenue:
Hotel Operating Revenues	$-	$6,685	$15,847
Hotel Lease Revenue	628	781	391
Total Revenue	628	7,466	16,238

Expenses:
Interest and Capital Lease Expense	145	1,276	2,215
Hotel Operating Expenses	-	3,999	10,799
Hotel Ground Rent	-	-	85
Real Estate and Personal Property Taxes and Property Insurance	65	510	966
General and Administrative	3	-	-
Loss on Debt Extinguishment	19	-	-
Depreciation and Amortization	420	1,267	1,850
	652	7,052	15,915
Total Expenses

Loss (Income) from Discontinued Operations before Minority Interest	(24)	414	323
Allocation to Minority Interest	4	(49)	(37)

(Loss) Income from Discontinued Operations	$(20)	$365	$286

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

Common Partnership Units

Units of interest in our limited partnership, or OP Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties.  The total number of OP Units outstanding as of December 31, 2008, 2007 and 2006 was 8,746,300; 6,424,915; and 3,835,586, respectively. These units can be converted to common shares which are issuable to the limited partners upon exercise of their redemption rights. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2008 and 2007, 175,843 and 306,460 common units were converted to Class A Common Shares, respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
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

In 2008, 2007 and 2006, 44 New England Management Company generated net operating losses (income) of $2,554, $707 and ($420), respectively. In 2008, 2007 and 2006, Revere Hotel Group LLC generated net operating losses of $265, $313, $521, respectively.  The Company did not record an income tax expense (benefit) for the net operating losses generated in 2008, 2007 or 2006.

There was no income tax expense (benefit) recognized by the Consolidated TRS for 2008, 2007 and 2006.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2008	2007	2006
Computed "Expected" federal tax expense (benefit) of TRS, at 35%	$(1,251)	$(270)	$(451)
State income taxes, net of federal income tax effect	(181)	(66)	(6)
Changes in valuation allowance	1,432	336	457

Total income tax expense	$-	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2008 and 2007 were as follows:

	as of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,185	$1,743
Depreciation	(29)	(19)
Net deferred tax assets	3,156	1,724
Valuation allowance	(3,156)	(1,724)
Deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Consolidated TRS will not realize the benefits of these deferred tax assets at December 31, 2008.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES (continued)

Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Preferred Shares - 8% Series A
Ordinary income	86.46%	81.98%	83.05%
Capital Gain Distribution	13.54%	18.02%	16.95%
Common Shares - Class A
Ordinary income	44.61%	48.25%	28.27%
Return of Capital	48.40%	41.14%	65.85%
Capital Gain Distribution	6.99%	10.61%	5.88%

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$55,607	$71,363	$75,933	$62,174
Total Expenses	58,642	62,757	69,855	86,599
(Loss) Income from Unconsolidated Joint Ventures	(738)	1,360	1,629	(2,768)
(Loss) Income before Minority Interests and Discontinued Operations	(3,773)	9,966	7,707	(27,193)
(Loss) Income Allocated to Minority Holders in Continuing Operations	(990)	1,738	1,417	(4,218)
(Loss) Income from Continuing Operations	(2,783)	8,228	6,290	(22,975)
(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(96)	(3)	45	2,486
Net (Loss) Income	(2,879)	8,225	6,335	(20,489)
Preferred Distributions	1,200	1,200	1,200	1,200
Net (Loss) Income applicable to Common Shareholders	$(4,079)	$7,025	$5,135	$(21,689)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.10)	$0.16	$0.11	$(0.51)
Discontinued Operations	-	-	-	0.05
Net Loss (Income) applicable to Common Shareholders	$(0.10)	$0.16	$0.11	$(0.46)
Weighted Average Common Shares Outstanding
Basic	40,891,140	44,253,641	47,764,168	47,770,780
Diluted	40,891,140	44,253,641	47,764,168	47,770,780

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$47,466	$64,529	$68,712	$61,326
Total Expenses	51,687	57,414	60,658	60,240
(Loss) Income from Unconsolidated Joint Ventures	(838)	1,741	1,680	893
(Loss) Income before Minority Interests and Discontinued Operations	(5,059)	8,856	9,734	1,979
(Loss) Income Allocated to Minority Holders in Continuing Operations	(981)	1,164	1,376	214
(Loss) Income from Continuing Operations	(4,078)	7,692	8,358	1,765
(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(160)	103	138	4,029
Net (Loss) Income	(4,238)	7,795	8,496	5,794
Preferred Distributions	1,200	1,200	1,200	1,200
Net (Loss) Income applicable to Common Shareholders	$(5,438)	$6,595	$7,296	$4,594
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.13)	$0.16	$0.18	$0.01
Discontinued Operations	-	-	-	0.10
Net (Loss) Income applicable to Common Shareholders	$(0.13)	$0.16	$0.18	$0.11
Weighted Average Common Shares Outstanding
Basic	40,537,851	40,642,569	40,807,626	40,882,090
Diluted	40,537,851	40,842,382	40,807,626	40,882,685

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2008
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Hampton Inn, Carlisle, PA	$(3,477)	$300	$3,109	$200	$2,170	$500	$5,279	$5,779	$(1,507)	$4,272	06/01/97
Holiday Inn Exp, Hershey, PA	-	426	2,645	410	3,429	836	6,074	6,910	(1,726)	5,184	10/01/97
Holiday Inn Exp, New Columbia, PA	-	94	2,510	66	771	160	3,281	3,441	(900)	2,541	12/01/97
Comfort Inn, Harrisburg, PA	(2,113)	-	2,720	214	1,184	214	3,904	4,118	(1,051)	3,067	05/15/98
Hampton Inn, Selinsgrove, PA	(2,905)	157	2,511	93	2,356	250	4,867	5,117	(1,574)	3,543	09/12/96
Hampton Inn, Danville, PA	-	300	2,787	99	1,170	399	3,957	4,356	(1,066)	3,290	08/28/97
HIE & Suites, Harrisburg, PA		213	1,934	81	1,083	294	3,017	3,311	(790)	2,521	03/06/98
Hampton Inn, Hershey, PA	(2,994)	807	5,714	4	1,365	811	7,079	7,890	(1,592)	6,298	01/01/00
Mainstay Suites, Frederick, MD	(2,537)	262	1,049	171	2,989	433	4,038	4,471	(712)	3,759	01/01/02
Mainstay Suites & Sleep Inn, KOP, PA		1,133	7,294	-	323	1,133	7,617	8,750	(1,433)	7,317	06/01/01
Hilton Garden Inn, Edison, NJ	(7,300)	-	12,159	-	331	-	12,490	12,490	(1,639)	10,851	10/01/04
Sheraton Four Points, Revere, MA	(8,148)	70	14,996	-	355	70	15,351	15,421	(3,720)	11,701	02/23/04
Residence Inn, Framingham, MA	(8,848)	1,325	12,737	-	768	1,325	13,505	14,830	(1,659)	13,171	03/26/04
Comfort Inn, Frederick, MD	(3,257)	450	4,342	-	90	450	4,432	4,882	(523)	4,359	05/27/04
Hilton Garden Inn, Gettysburg, PA	(5,031)	745	6,116	-	31	745	6,147	6,892	(692)	6,200	07/23/04
Hampton Inn, NYC, NY	(26,250)	5,472	23,280	-	106	5,472	23,386	28,858	(2,308)	26,550	04/01/05
Residence Inn, Greenbelt, MD	(12,047)	2,615	14,815	-	182	2,615	14,997	17,612	(1,702)	15,910	07/16/04
Fairfield Inn, Laurel, MD	-	927	6,120	-	992	927	7,112	8,039	(766)	7,273	01/31/05
Holiday Inn Exp, Langhorne, PA	(6,499)	1,088	6,573	-	58	1,088	6,631	7,719	(610)	7,109	05/26/05
Holiday Inn Exp, Malvern, PA	(4,038)	2,639	5,324	654	90	3,293	5,414	8,707	(489)	8,218	05/24/05
Holiday Inn Exp, KOP, PA	(12,849)	2,557	13,339	-	246	2,557	13,585	16,142	(1,250)	14,892	05/23/05
Courtyard Inn, Wilmington, DE	-	988	10,295	-	689	988	10,984	11,972	(1,041)	10,931	06/17/05
McIntosh Inn, Wilmington, DE	(12,631)	898	4,515	-	766	898	5,281	6,179	(529)	5,650	06/17/05
Residence Inn, Williamsburg, VA	(7,610)	1,911	11,625	13	606	1,924	12,231	14,155	(2,208)	11,947	11/22/05
Springhill Suites, Williamsburg, VA	(5,182)	1,430	10,293	(13)	60	1,417	10,353	11,770	(1,783)	9,987	11/22/05
Courtyard Inn, Brookline, MA	(38,913)	-	47,414	-	242	-	47,656	47,656	(4,218)	43,438	06/15/05
Courtyard Inn, Scranton, PA	(6,208)	761	7,193	-	1,099	761	8,292	9,053	(667)	8,386	02/01/06

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2008 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Courtyard Inn, Langhorne, PA	$(15,343)	$3,064	$16,068	$-	$91	$3,064	$16,159	$19,223	$(1,200)	$18,023	01/03/06
Fairfield Inn, Bethlehem, PA	(6,132)	1,399	6,778	-	328	1,399	7,106	8,505	(581)	7,924	01/03/06
Residence Inn, Tyson's Corner, VA	(9,044)	4,283	14,475	-	282	4,283	14,757	19,040	(1,084)	17,956	02/02/06
Hilton Garden Inn, JFK Airport, NY	(21,000)	-	25,018	-	423	-	25,441	25,441	(1,868)	23,573	02/16/06
Hawthorne Suites, Franklin, MA	(8,430)	1,872	8,968	-	113	1,872	9,081	10,953	(622)	10,331	04/25/06
Comfort Inn, Dartmouth, MA	(3,090)	902	3,525	-	497	902	4,022	4,924	(328)	4,596	05/01/06
Residence Inn, Dartmouth, MA	(8,880)	1,933	10,434	-	188	1,933	10,622	12,555	(706)	11,849	05/01/06
Holiday Inn Exp, Cambridge, MA	(10,972)	1,956	9,793	-	503	1,956	10,296	12,252	(716)	11,536	05/03/06
Residence Inn, Norwood, MA	-	1,970	11,761	-	152	1,970	11,913	13,883	(725)	13,158	07/27/06
Hampton Inn, Brookhaven, NY	(14,778)	3,130	17,345	-	863	3,130	18,208	21,338	(1,081)	20,257	09/06/06
Holiday Inn Exp, Hauppage, NY	(10,133)	2,737	14,080	-	685	2,737	14,765	17,502	(899)	16,603	09/01/06
Residence Inn, Langhorne, PA	-	1,463	12,094	94	889	1,557	12,983	14,540	(624)	13,916	01/08/07
Hampton Inn, Chelsea, NY	(36,000)	8,905	33,500	-	613	8,905	34,113	43,018	(1,999)	41,019	09/29/06
Hyatt Summerfield Suites, Bridgewater, NJ	(14,492)	3,373	19,685	-	159	3,373	19,844	23,217	(995)	22,222	12/28/06
Hyatt Summerfield Suites, Charlotte, NC	(7,330)	770	7,315	-	1,608	770	8,923	9,693	(565)	9,128	12/28/06
Hyatt Summerfield Suites, Gaithersburg, MD	(13,720)	2,912	16,001	-	309	2,912	16,310	19,222	(865)	18,357	12/28/06
Hyatt Summerfield Suites, Pleasant Hills, CA	(20,160)	6,216	17,229	-	137	6,216	17,366	23,582	(872)	22,710	12/28/06
Hyatt Summerfield Suites, Pleasanton, CA	(14,490)	3,941	12,560	-	142	3,941	12,702	16,643	(639)	16,004	12/28/06
Hyatt Summerfield Suites, Scottsdale, AZ	(16,778)	3,060	19,968	-	163	3,060	20,131	23,191	(1,011)	22,180	12/28/06
Hyatt Summerfield Suites, White Plains, NY	(33,030)	8,823	30,273	-	154	8,823	30,427	39,250	(1,528)	37,722	12/28/06
HIE & Suites, Chester, NY	(6,700)	1,500	6,671	-	43	1,500	6,714	8,214	(322)	7,892	01/25/07
Residence Inn, Carlisle, PA	(6,958)	1,015	7,511	-	24	1,015	7,535	8,550	(374)	8,176	01/10/07
Hampton Inn, Seaport, NY	(19,218)	7,816	19,040	-	143	7,816	19,183	26,999	(922)	26,077	02/01/07
Hotel 373-5th Ave, NYC, NY	(22,000)	14,239	16,778	-	78	14,239	16,856	31,095	(671)	30,424	06/01/07
Holiday Inn, Norwich, CT	-	1,984	12,037	-	123	1,984	12,160	14,144	(460)	13,684	07/01/07
Sheraton Hotel, JFK Airport, NY	-	-	27,315	-	52	-	27,367	27,367	(374)	26,993	06/13/08
Hampton Inn, Philadelphia, PA	-	3,490	24,382	-	2,798	3,490	27,180	30,670	(4,420)	26,250	02/15/06

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2008 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Duane Street, Tribeca, NY	$(15,000)	$8,213	$12,869	$-	$287	$8,213	$13,156	$21,369	$(334)	$21,035	01/04/08
NU Hotel, Brooklyn, NY	(17,818)	-	22,042	-	2	-	22,044	22,044	(263)	21,781	01/14/08
Towneplace Suites, Harrisburg, PA	(9,250)	1,237	10,136	-	37	1,237	10,173	11,410	(165)	11,245	05/08/08
Holiday Inn Express, Camp Springs, MD	-	1,629	11,094	-	115	1,629	11,209	12,838	(146)	12,692	06/26/08
Hampton Inn, Smithfield, RI	(6,943)	2,057	9,486	-	17	2,057	9,503	11,560	(99)	11,461	08/01/08
Courtyard Inn, Alexandria, VA	(25,000)	6,376	26,089	-	214	6,376	26,303	32,679	(1,520)	31,159	09/29/06
8th Ave Land, NYC, NY	(13,250)	21,575	-	-	198	21,575	198	21,773	(12)	21,761	06/28/06
41st Street Facility, NYC, NY	(12,100)	10,735	11,051	-	(1)	10,735	11,050	21,785	(679)	21,106	07/28/06
Nevins Street Land, Brooklyn, NY	(6,500)	10,650	-	-	-	10,650	-	10,650	-	10,650	06/11/07 & 07/11/07

Total Investment in Real Estate	$(603,376)	$182,793	$766,780	$2,086	$35,980	$184,879	$802,760	$987,639	$(67,824)	$919,815

*  Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2008 (continued)
[IN THOUSANDS]

	2008	2007	2006
Reconciliation of Real Estate
Balance at beginning of year	$878,099	$776,609	$318,865
Additions during the year	114,596	125,175	479,028
Dispositions during the year	(5,056)	(23,685)	(21,284)
Total Real Estate	$987,639	$878,099	$776,609

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$49,091	$33,373	$21,727
Depreciation for year	20,965	17,252	14,390
Accumulated depreciation on assets sold	(2,232)	(1,534)	(2,744)
Balance at the end of year	$67,824	$49,091	$33,373

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2008, 2007 and 2006 is approximately $894,596, $817,805, and 676,415, respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined within Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2008. Based on that evaluation, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Index

(c)	Audit Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 5, 2009

(d)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2009 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2009 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2009 Annual Meeting of Shareholders.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Reports:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2008

(b)	Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on pages 97 through 100 hereof are filed and incorporated by reference as a part of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 6, 2009	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	March 6, 2009
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	March 6, 2009
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	March 6, 2009
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	March 6, 2009
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2009
Michael R. Gillespie

/s/ Kiran P. Patel	Trustee	March 6, 2009
Kiran P. Patel

/s/ John M. Sabin	Trustee	March 6, 2009
John M. Sabin

/s/ Michael A. Leven	Trustee	March 6, 2009
Michael A. Leven

/s/ Thomas S. Capello	Trustee	March 6, 2009
Thomas S. Capello

/s/ Donald J. Landry	Trustee	March 6, 2009
Donald J. Landry

/s/ Thomas J. Hutchison III	Trustee	March 6, 2009
Thomas J. Hutchison III

Index

INDEX OF EXHIBITS

3.1
Amended and Restated Declaration of Trust, as amended and supplemented. (filed with the SEC as Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on April 9, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

3.2	Bylaws of the Registrant.*

4.1	Form of Common Share Certificate.*

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

4.4	Form of Junior Subordinated Note (included in Exhibit 4.2 hereto).

4.5	Form of Trust Preferred Security Certificate (included in Exhibit 4.3 hereto).

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

4.8	Form of Junior Subordinated Note (included in Exhibit 4.6 hereto).

4.9	Form of Trust Preferred Security Certificate (included in Exhibit 4.7 hereto).

4.10	Form of 8.00% Series A Cumulative Redeemable Preferred Share certificate (filed as Exhibit 3.4 to the Form 8-A filed on August 3, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.1	Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.*

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

Index

INDEX OF EXHIBITS (continued)

10.6	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 (File No. 333-113061) and incorporated by reference herein).

10.7
Purchase Agreement, dated as of May 11, 2005, among the Company, the Trust and Merrill Lynch International (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.8
Placement Agreement, dated as of May 31, 2005, among the Company, the Trust and Credit Suisse First Boston LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.9
Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Group Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.10
Form of Limited Liability Company Agreement of Mystic Partners, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.11
Form of Management Agreement between Lessee and Waterford Hotel Group, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.12
Form of Limited Liability Company Agreement of Leaseco, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 21, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.13
Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, by and between Hersha Hospitality Trust and Hersha Hospitality Limited Partnership, dated August 5, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2005 (SEC File No. 001-14765) and incorporated by reference herein).

10.14
Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC; Waterford Hospitality Group, LLC and First American Title Insurance Company (filed as Exhibit 10.5 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.15
Second Amendment to Limited Liability Company Operating Agreement of Mystic Partners, LLC, dated February 8, 2006 (filed as Exhibit 10.6 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.16
First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.17
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.8 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

Index

INDEX OF EXHIBITS (continued)

10.18
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.9 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.19
Supplemental Limited Joinder, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors LLC (filed as Exhibit 10.10 to the Current Report on Form 8-K filed February 14, 2006 (SEC File No. 001-14765) and incorporated by reference herein).

10.20
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

10.21
Sales Agreement by and between Hersha Hospitality Trust and Cantor Fitzgerald & Co., dated April 5, 2007 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed April 6, 2007 (SEC File No. 001-14765) and incorporated by reference herein).

10.22
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Hasu P. Shah (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.23
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Jay H. Shah (filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.24
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Neil H. Shah (filed as Exhibit 10.3 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.25
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Ashish R. Parikh (filed as Exhibit 10.4 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.26
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Michael R. Gillespie (filed as Exhibit 10.5 to the Current Report on Form 8-K filed July 3, 2007 (SEC File No. 001-14765) and incorporated by reference herein).†

10.27
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

10.28
Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Appendix B to the    Company’s  Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008   (SEC File No. 001-14765) and incorporated by reference herein).†

Index

INDEX OF EXHIBITS (continued)

10.29
Form of Stock Award Agreement under the Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K  filed on May 29, 2008 (SEC File No. 001-14765) and incorporated by reference herein).†

10.30
Contribution Agreement, dated as of June 13, 2008, by and among Shree Associates, Kunj Associates, Devi Associates, Shanti III Associates, Trust FBO Jay H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, Trust FBO Neil H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, PLM Associates LLC, David L. Desfor and Ashish R. Parikh and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

10.31
Contribution Agreement, dated as of June 26, 2008, by and among Akshar Limited Liability Company and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on July 2, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

10.32
Contribution Agreement, dated as of August 1, 2008, by and among Hersha Northeast Associates, LLC, Kirit Patel, K&D Investment Associates, LLC, and Ashwin Shah, as contributors, and Hersha Hospitality Limited Partnership and Hersha Smithfield Managing Member, LLC, as acquirer (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on August 7, 2008 (SEC File No. 001-14765) and incorporated by reference herein).

10.33
Revolving Credit Loan and Security Agreement, dated October 14, 2008, by and between Hersha Hospitality Limited Partnership, Hersha Hospitality Trust and TD   Bank, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on October 14, 2008 (SEC File No. 001- 14765) and incorporated by reference herein).

14.1	Hersha Hospitality Trust Code of Ethics Adopted May 1, 2008 (filed as Exhibit 14.1 to the Current Report on Form 8-K filed May 5, 2009 (SEC File No. 001-14765) and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant.**

23.1	Consent of KPMG LLP.**

23.2	Consent of Pricewaterhouse Coopers LLP.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Consolidated Financial Statements of Mystic Partners, LLC and Subsidiaries.**

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.