Form 10-Q
period 2009-03-31
HERSHA HOSPITALITY TRUST
filed 2009-05-08
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

As of March 31, 2009, the number of Priority Class A Common Shares of Beneficial Interest outstanding was 48,292,360.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 [UNAUDITED] AND DECEMBER 31, 2008
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	March 31, 2009	December 31, 2008
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$973,208	$982,082
Investment in Unconsolidated Joint Ventures	45,307	46,283
Development Loans Receivable	83,500	81,500
Cash and Cash Equivalents	14,770	15,697
Escrow Deposits	13,278	12,404
Hotel Accounts Receivable, net of allowance for doubtful accounts of $66 and $120	6,963	6,870
Deferred Costs, net of Accumulated Amortization of $4,143 and $3,606	8,629	9,157
Due from Related Parties	4,262	3,595
Intangible Assets, net of Accumulated Amortization of $656 and $595	7,251	7,300
Other Assets	14,468	13,517

Total Assets	$1,171,636	$1,178,405

Liabilities and Equity:
Line of Credit	$105,321	$88,421
Mortgages and Notes Payable, net of unamortized discount of $59 and $61	654,151	655,360
Accounts Payable, Accrued Expenses and Other Liabilities	16,525	17,745
Dividends and Distributions Payable	11,240	11,240
Due to Related Parties	694	302

Total Liabilities	787,931	773,068

Redeemable Noncontrolling Interests - Common Units (Note 1)	$17,592	$18,739

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 2,400,000 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008 (Aggregate Liquidation Preference $60,000)	24	24
Common Shares - Class A, $.01 Par Value, 80,000,000 Shares Authorized, 48,292,360 and 48,276,222 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008, respectively	483	483
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(58)	(109)
Additional Paid-in Capital	464,394	463,772
Distributions in Excess of Net Income	(132,729)	(114,207)
Total Shareholders' Equity	332,114	349,963

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	32,620	34,781
Noncontrolling Interests - Consolidated Joint Ventures	1,379	1,854
Total Noncontrolling Interests	33,999	36,635

Total Equity	366,113	386,598

Total Liabilities and Equity	$1,171,636	$1,178,405

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenue:
Hotel Operating Revenues	$45,069	$51,919
Interest Income from Development Loans	2,397	2,020
Land Lease Revenue	1,321	1,334
Other Revenues	216	252
Total Revenues	49,003	55,525

Operating Expenses:
Hotel Operating Expenses	30,538	32,432
Hotel Ground Rent	292	226
Land Lease Expense	724	749
Real Estate and Personal Property Taxes and Property Insurance	3,348	3,162
General and Administrative	1,901	1,875
Acquisition and Terminated Transaction Costs	7	-
Depreciation and Amortization	10,938	9,466
Total Operating Expenses	47,748	47,910

Operating Income	1,255	7,615

Interest Income	60	82
Interest Expense	10,619	10,707
Other Expense	50	28
Loss before loss from Unconsolidated Joint Venture Investments and Discontinued Operations	(9,354)	(3,038)

Loss from Unconsolidated Joint Venture Investments	(1,329)	(738)

Loss from Continuing Operations	(10,683)	(3,776)

Discontinued Operations (Note 12):
Loss from Discontinued Operations	-	(109)

Net Loss	(10,683)	(3,885)

Loss allocated to Noncontrolling Interests	2,053	1,006
Preferred Distributions	(1,200)	(1,200)

Net Loss applicable to Common Shareholders	$(9,830)	$(4,079)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2009		March 31, 2008
Earnings Per Share:
BASIC
Loss from continuing operations applicable to common shareholders	$(0.21)		$(0.10)
Loss from discontinued operations applicable to common shareholders	-		-

Net loss applicable to common shareholders	$(0.21)		$(0.10)

DILUTED
Loss from continuing operations applicable to common shareholders	$(0.21	) *	$(0.10	) *
Loss from discontinued operations applicable to common shareholders	-	*	-	*

Net loss applicable to common shareholders	$(0.21	) *	$(0.10	) *

Weighted Average Common Shares Outstanding:
Basic	47,786,503		40,891,140
Diluted	47,786,503	*	40,891,140	*

*
Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended March 31, 2009 and 2008 were 8,746,300 and 7,178,799, respectively. Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2008 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Shareholders' Equity							Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2008	$24	$483	$-	$463,772	$(109)	$(114,207)	$349,963	$34,781	$1,854	$36,635	$386,598	$18,739
Reallocation of Noncontrolling Interest	-	-	-	155	-	-	155	(112)	-	(112)	43	(43)
Dividends and Distribution declared:
Preferred Stock ($0.50 per share)	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Common Stock ($0.18 per share)	-	-	-	-	-	(8,693)	(8,693)	-	-	-	(8,693)	-
Common Units ($0.18 per share)	-	-	-	-	-	-	-	(1,023)	-	(1,023)	(1,023)	(551)
Dividend Reinvestment Plan	-	-	-	9	-	-	9	-	-	-	9	-
Stock Based Compensation
Restricted Share Award Vesting	-	-	-	421			421	-	-	-	421	-
Share Grants to Trustees	-	-	-	37	-	-	37	-	-	-	37	-
Comprehensive Income (Loss):
Other Comprehensive Income	-	-	-	-	51	-	51	-		-	51	-
Net Loss	-	-	-	-	-	(8,629)	(8,629)	(1,026)	(475)	(1,501)	(10,130)	(553)
Total Comprehensive Loss							(8,578)	(1,026)	(475)	(1,501)	(10,079)	(553)
Balance at March 31, 2009	$24	$483	$-	$464,394	$(58)	$(132,729)	$332,114	$32,620	$1,379	$33,999	$366,113	$17,592

Balance at December 31, 2007	$24	$412	$-	$397,127	$(23)	$(67,135)	$330,405	$42,845	$1,908	$44,753	$375,158	$-
Reallocation of Noncontrolling Interest	-	-	-	1,597	-	-	1,597	(1,597)	-	(1,597)	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	6,862	-	6,862	6,862	-
Dividends and Distribution declared:
Preferred Stock ($0.50 per share)	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Common Stock ($0.18 per share)	-	-	-	-	-	(7,418)	(7,418)	-	-	-	(7,418)	-
Common Units ($0.18 per share)	-	-	-	-	-	-	-	(1,296)	-	(1,296)	(1,296)	-
Dividend Reinvestment Plan	-	-	-	7	-	-	7	-	-	-	7	-
Stock Based Compensation
Restricted Share Award Vesting	-	-	-	260			260	-	-	-	260	-
Share Grants to Trustees	-	-	-	37	-	-	37	-	-	-	37	-
Comprehensive Loss:
Other Comprehensive Loss	-	-	-	-	(237)	-	(237)	-		-	(237)	-
Net Loss	-	-	-	-	-	(2,879)	(2,879)	(506)	(500)	(1,006)	(3,885)	-
Total Comprehensive Loss							(3,116)	(506)	(500)	(1,006)	(4,122)	-
Balance at March 31, 2008	$24	$412	$-	$399,028	$(260)	$(78,632)	$320,572	$46,308	$1,408	$47,716	$368,288	$-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS]

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Operating activities:
Net loss	$(10,683)	$(3,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,871	9,594
Amortization	597	373
Equity in loss of unconsolidated joint ventures	1,329	738
Distributions from unconsolidated joint ventures	400	500
(Gain) loss recognized on change in fair value of derivative instrument	(75)	151
Stock based compensation expense	422	314
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(93)	(2,388)
Escrows	(874)	858
Other assets	(951)	(274)
Due from related party	383	(1,118)
Increase (decrease) in:
Due to related party	(658)	(528)
Accounts payable and accrued expenses	(1,066)	(663)
Net cash (used in) provided by operating activities	(398)	3,672

Investing activities:
Purchase of hotel property assets	-	(34,460)
Capital expenditures	(1,998)	(3,828)
Cash paid for franchise fee intangible	-	(13)
Investment in development loans receivable	(2,000)	(12,700)
Distributions from unconsolidated joint venture	-	912
Advances and capital contributions to unconsolidated joint ventures	(753)	(96)
Net cash used in investing activities	(4,751)	(50,185)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	16,900	30,400
Principal repayment of mortgages and notes payable	(1,380)	(1,119)
Proceeds from mortgages and notes payable	169	27,491
Cash paid for deferred financing costs	(9)	(71)
Dividends paid on common shares	(8,683)	(7,410)
Dividends paid on preferred shares	(1,200)	(1,200)
Distributions paid on common units	(1,575)	(1,297)
Net cash provided by financing activities	4,222	46,794

Net (decrease) increase in cash and cash equivalents	(927)	281
Cash and cash equivalents - beginning of period	15,697	12,327

Cash and cash equivalents - end of period	$14,770	$12,608

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (“HHLP”), which is indirectly the sole general partner of the subsidiary partnerships.

Application of New Accounting Standards

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which defines a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Under SFAS No. 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the Company’s equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.

In accordance with FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), we classify securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the issuer, outside of permanent equity in the consolidated balance sheet.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considers the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

As a result of the adoption of SFAS No. 160, we have reclassified the noncontrolling interests of our consolidated joint ventures from the mezzanine section of our consolidated balance sheets to equity.  This reclassification totaled $1,379 as of March 31, 2009 and $1,854 as of December 31, 2008.  In addition, certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) were reclassified from the mezzanine section of our consolidated balance sheets to equity.  The reclassification of Nonredeemable Common Units totaled $32,620 as of March 31, 2009 and $34,781 as of December 31, 2008.  As of March 31, 2009, there were 5,682,048 Nonredeemable Common Units outstanding with a fair market value of $10,796, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

Certain common units of limited partnership interests in HHLP (“Redeemable Common Units”) have been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units serve as collateral contains a provision that could result in a net cash settlement outside of the control of the Company.  As a result, the Redeemable Common Units will continue to be classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under EITF D-98.  As prescribed by EITF D-98, the carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of March 31, 2009, there were 3,064,252 Redeemable Common Units outstanding with a fair market value of $5,822, based on the price per share of our common shares on the New York Stock Exchange on such date.  As of March 31, 2009 and December 31, 2008, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $17,592 and $18,739, respectively, since historical cost exceeded the Redeemable Common Units redemption value as of each date.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

Net income or loss related to Nonredeemable Common Units and Redeemable Common Units (collectively, “Common Units”), as well as the net income or loss related to the noncontrolling interests of our consolidated joint ventures, is included in net income or loss in the consolidated statements of operations.  Net income or loss related to the Common Units and the noncontrolling interests of our consolidated joint ventures is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Recent Accounting Pronouncements

SFAS No. 141R

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The adoption of SFAS No.141R could have a material effect on the Company’s financial statements and the Company’s future financial results to the extent the Company acquires significant amounts of real estate assets.  Under SFAS No. 141R, costs related to future acquisitions will be expensed as incurred compared to the Company’s practice prior to the adoption of SFAS No. 141R of capitalizing such costs and amortizing them over the useful life of the acquired assets.  In addition, to the extent the Company enters into acquisition agreements after the adoption of SFAS No. 141R with earn-out provisions, a liability may be recorded at the time of acquisition based on an estimate of the earn-out to be paid compared to our current practice of recording a liability for the earn-out when amounts are probable and determinable.

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on our financial statements.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. We adopted FSP EITF 03-6-1 on January 1, 2009 and as a result all prior-period EPS data presented has been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Our adoption of this statement did not impact our financial position or net income.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Land	$184,879	$184,879
Buildings and Improvements	804,059	802,760
Furniture, Fixtures and Equipment	122,678	121,991
	1,111,616	1,109,630

Less Accumulated Depreciation	(138,408)	(127,548)

Total Investment in Hotel Properties	$973,208	$982,082

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of March 31, 2009 and December 31, 2008, our investment in unconsolidated joint ventures consists of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2009	2008

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$657	$738
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	662	736
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	3,728	3,960
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,929	2,091
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	28,321	27,977
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	2,800	2,800
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,210	7,981
				$45,307	$46,283

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Gains and losses recognized during the three months ended March 31, 2009 and 2008 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
PRA Glastonbury, LLC	$(81)	$5
Inn American Hospitality at Ewing, LLC	(74)	(59)
Hiren Boston, LLC	(233)	(280)
SB Partners, LLC	(162)	(83)
Mystic Partners, LLC	(409)	(405)
PRA Suites at Glastonbury, LLC	1	(2)
Metro 29th Street Associates, LLC	(371)	86

Net Loss from Investment in Unconsolidated Joint Ventures	$(1,329)	$(738)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, and equity, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2009 and December 31, 2008.

Balance Sheets
	March 31,	December 31,
	2009	2008
Assets
Investment in hotel properties, net	$206,701	$209,468
Other Assets	24,372	25,334
Total Assets	$231,073	$234,802

Liabilities and Equity
Mortgages and notes payable	$219,549	$219,889
Other liabilities	13,264	11,636
Equity:
Hersha Hospitality Trust	44,130	44,938
Joint Venture Partner(s)	(45,870)	(41,661)
Total Equity	(1,740)	3,277

Total Liabilities and Equity	$231,073	$234,802

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
Company's Share	$44,130	$44,938
Excess Investment (1)	1,177	1,345
Investment in Joint Venture	$45,307	$46,283

(1)
Excess investment represents the unamortized difference between the Company's investment and the Company's share of the equity in the underlying net investment in the unconsolidated joint ventures. The excess investment is amortized over the expected useful life of the properties, and the amortization is included in income or loss from investments in unconsolidated joint ventures.

The following table sets forth the components of net loss, including the Company’s share, related to the unconsolidated joint ventures discussed above for the three months ended March 31, 2009 and 2008.

Statements of Operations
	Three Months Ended
	March 31, 2009	March 31, 2008
Room Revenue	$17,105	$22,484
Other Revenue	5,313	7,323
Operating Expenses	(16,572)	(20,161)
Interest Expense	(3,234)	(3,489)
Lease Expense	(1,364)	(1,374)
Property Taxes and Insurance	(1,640)	(1,701)
General and Administrative	(1,833)	(1,893)
Depreciation and Amortization	(3,588)	(3,880)

Net loss	$(5,813)	$(2,691)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

Development Loans

We have approved first mortgage and mezzanine lending to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%.  Interest income from development loans was $2,397 and $2,020 for the three months ended March 31, 2009 and 2008, respectively. Accrued interest on our development loans receivable was $4,366 as of March 31, 2009 and $2,785 as of December 31, 2008.

Hotel Property	Borrower	Principal Outstanding 3/31/2009	Principal Outstanding 12/31/2008	Interest Rate	Maturity Date **
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000	2,000	10%	October 9, 2009	*
Hilton Garden Inn - New York, NY	York Street LLC	15,000	15,000	11%	May 31, 2009
Homewood Suites - Newtown, PA	Reese Hotels, LLC	500	500	11%	November 14, 2009
Union Square Hotel - Union Square, NY	Risingsam Union Square, LLC	10,000	10,000	10%	May 31, 2009
Hyatt Place - Manhattan, NY	Brisam East 52, LLC	10,000	10,000	10%	January 16, 2010
Lexington Avenue Hotel - Manhattan, NY	44 Lexington Holding, LLC	10,000	10,000	11%	May 30, 2009	*
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000	5,000	11%	April 1, 2010	*
32 Pearl - Manhattan, NY	SC Waterview, LLC	8,000	8,000	10%	July 4, 2009
Greenwich Street Courtyard - Manhattan, NY	Brisam Greenwich, LLC	10,000	10,000	10%	September 12, 2009
Independent Hotel - New York, NY	Maiden Hotel, LLC	10,000	10,000	20%	June 8, 2009
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000	1,000	10%	November 1, 2009	*
Element Hotel - Ewing, New Jersey	American Properties @ Scotch Road LLC	2,000	-	11%	August 6, 2009	*

Total Development Loans Receivable		$83,500	$81,500

* Indicates borrower is a related party
** Represents current maturity date in effect. Agreements for our development loans receivable typically allow for two one-year extensions which can be exercised by the borrower if the loan is not in default.

Land Leases

We acquire land and improvements and lease them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.  The land is leased under fixed lease agreements which earn rents at a minimum rental rate of 10% of our net investment in the leased property. Additional rents are paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases are recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.  Leased land and improvements are included in investment in hotel properties on our consolidated balance sheet.  As of March 31, 2009 and December 31, 2008 our investment in leased land and improvements consists of the following:

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

* Indicates lessee is a related party

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Transaction Costs	$147	$237
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	1,318	1,267
Due from Lessees	2,417	1,907
Prepaid Expenses	3,530	3,182
Interest Receivable from Development Loans to Non-Related Parties	3,211	2,024
Hotel Purchase Option	933	933
Other	1,364	2,419
	$14,468	$13,517

Transaction Costs - Transaction costs, including legal fees and other third party transaction costs incurred relative to entering into debt facilities or issuances of equity securities, are recorded in other assets prior to the closing of the respective transactions.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable – Notes receivable as of March 31, 2009 and December 31, 2008 includes a loan, and related accrued interest, made to one of our unconsolidated joint venture partners in the amount of $1,266 bearing interest at 11% with a maturity date of December 31, 2009.

Due from Lessees - Due from lessees represent rents due under our land leases.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,155 and $761 as of March 31, 2009 and December 31, 2008, respectively, which is included in the Due From Related Parties caption on the face of the consolidated balance sheets.

Hotel Purchase Option – We have the option to acquire an interest in one hotel property at a fixed purchase price.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The Company has total mortgages payable balance at March 31, 2009, and December 31, 2008, of $602,324 and $603,538, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.19% to 8.94% as of March 31, 2009. Aggregate interest expense incurred under the mortgage loans payable totaled $8,286 and $8,610 for the three months ended March 31, 2009 and 2008, respectively.  Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  As of March 31, 2009 we were in compliance with all events of default covenants under the applicable loan agreements.

The maturities for the outstanding mortgage loans ranged from July 2009 to January 2032.  The loan agreement for one debt obligation totaling $12,100, which matures during the next twelve months, contains an extension option that can be exercised at our discretion, effectively extending the maturity of this mortgage loan to 2011.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in the amount of $935 and $898 was recorded for the three months ended March 31, 2009 and 2008, respectively.

HHLP entered into a management agreement with an unaffiliated hotel manager that extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $279 as of March 31, 2009 and $274 as of December 31, 2008.

Revolving Line of Credit

During the quarter ended March 31, 2009, we maintained a revolving credit facility with T.D. Bank, NA and a syndicate of lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The existing bank group has committed $135,000, and the credit agreement is structured to allow for an increase of up to an additional $40,000 under the line of credit, provided that additional collateral is supplied and additional lenders join the existing bank group.

Additional borrowings under the line of credit provided by T.D. Bank, NA and the other lenders may be used for working capital and general corporate purposes, including payment of distributions or dividends and for the future purchase of additional hotels.  The line of credit expires on December 31, 2011, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the line of credit for an additional one-year period.

At HHLP’s option, the interest rate on the line of credit is either (i) the Wall Street Journal variable prime rate per annum or (ii) LIBOR available for the periods of 1, 2, 3, or 6 months plus two and one half percent (2.5%) per annum.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties:

- Fairfield Inn, Laurel, MD	- Holiday Inn Express, Hershey, PA
- Hampton Inn, Danville, PA	- Holiday Inn Express, New Columbia, PA
- Hampton Inn, Philadelphia, PA	- Mainstay Suites and Sleep Inn, King of Prussia, PA
- Holiday Inn, Norwich, CT	- Residence Inn, Langhorne, PA
- Holiday Inn Express, Camp Springs, PA	- Residence Inn, Norwood, MA
- Holiday Inn Express and Suites, Harrisburg, PA	- Sheraton Hotel, JFK Airport, New York, NY

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

The Company is in compliance with each of the covenants listed above as of March 31, 2009.

The outstanding principal balance under the line of credit was of $105,321 at March 31, 2009 and $88,421 at December 31, 2008. The Company recorded interest expense of $791 and $906 related to the line of credit borrowings for the three months ended March 31, 2009 and 2008, respectively. The weighted average interest rate on our Line of Credit during the three months ended March 31, 2009 and 2008 was 3.54% and 6.14%, respectively.  As of March 31, 2009 we had $4,436 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $25,243.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended March 31, 2009 and 2008, we capitalized $2 and $242, respectively, of interest expense related to these projects.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of March 31, 2009, deferred costs were $8,629, net of accumulated amortization of $4,143. Deferred costs were $9,157 net of accumulated amortization of $3,606, as of December 31, 2008. Amortization of deferred costs for the three months ended March 31, 2009 and 2008 was $537 and $432, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
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

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended March 31, 2009 and 2008, base management fees incurred totaled $1,067 and $1,194, respectively and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended March 31, 2009 and 2008 was $2,774 and $3,553, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Administrative Services Agreement

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property.  In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended March 31, 2009 and 2008, the Company incurred accounting fees of $394 and $341, respectively.  For the three months ended March 31, 2009 and 2008, the Company incurred information technology fees of $83 and $75, respectively.  Accounting fees, and information technology fees are included in General and Administrative expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended March 31, 2009 and 2008, we incurred fees of $42 and $66, respectively, which were capitalized in with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
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

Hotel Supplies

For the three months ended March 31, 2009 and 2008, we incurred expenses of $41 and $455, respectively for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $32 and $59 is included in accounts payable at March 31, 2009 and December 31, 2008, respectively.

Due from Related Parties

The due from related party balance as of March 31, 2009 and December 31, 2008 was approximately $4,262 and $3,595 respectively. The majority of the balance as of March 31, 2009 and December 31, 2008 were receivables owed from our unconsolidated joint ventures and interest income receivable from development loans extended to related parties.

Due to Related Parties

The due to related parties balance as of March 31, 2009 and December 31, 2008 was approximately $694 and $302, respectively. The balances as of March 31, 2009 and December 31, 2008 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in November 2103.  Each land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended March 31, 2009 and 2008, we incurred $292 and $226, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
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

As of March 31, 2009, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

On January 9, 2009, we renewed our interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage on the nu Hotel, Brooklyn, NY, which bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of the interest rate swap, we pay fixed rate interest of 1.1925% on the $18,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on the mortgage debt at a rate of 3.1925%.  Prior to this renewal, we had maintained an interest rate swap agreement that effectively fixed the interest rate on a $13,240 portion of the variable rate mortgage at a rate of 5.245%. This swap matured on January 9, 2009 and was replaced with the renewed agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap agreement that fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,274 as of March 31, 2009.

On February 1, 2008, we entered into an interest rate swap agreement that fixes the interest rate on a $40,000 portion of our floating revolving credit facility with T.D. Bank, NA, which bears interest at one month U.S. dollar LIBOR plus 2.5%.  Under the terms of this interest rate swap, we pay fixed rate interest of 2.6275% on the $40,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on this portion of the line of credit at a rate of 5.1275%.  This interest rate swap agreement matured on February 1, 2009, and we did not replace it with another agreement.

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.  This cap matured on April 9, 2009 and was renewed with an identical cap that matures on May 9, 2010.

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR. The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,576 as of March 31, 2009.  We entered into this interest rate swap in July of 2004 and designated it as a cash flow hedge in November of 2004 when the fair value of the swap was a liability of $342, causing ineffectiveness in the hedge relationship.  Prior to January 1, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  Subsequent to January 1, 2008, the hedge relationship was no longer deemed to be effective.  The change in fair value of the interest rate swap for the three months ended March 31, 2009 was a gain of $75 and was recorded in Interest Expense on the Statement of Operations.

At March 31, 2009 and December 31, 2008, the fair value of the interest rate swaps and cap were:

				Value
Date of Transaction	Hedged Debt	Type	Maturity Date	March 31, 2009	December 31, 2008
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	$(97)	(172)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	April 9, 2009	-	-
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 12, 2009	-	(6)
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	-	(74)
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(28)	(25)
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	(33)	-
				$(158)	(277)

The fair value of the derivative instrument liabilities is included in Accounts Payable, Accrued Expenses and Other Liabilities at March 31, 2009 and December 31, 2008.

The change in fair value of derivative instruments designated as cash flow hedges was a gain of $51 and a loss of $238 for the three months ended March 31, 2009 and 2008, respectively.  These unrealized gains and losses were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $1 and $144 on cash flow hedges was recognized in interest expense for the three months ended March 31, 2009 and 2008, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
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

Executives

Compensation expense of $421 and $260 was incurred during the three months ended March 31, 2009 and 2008, respectively, related to the restricted share awards issued to executives of the Company and is recorded in general and administrative expense on the statement of operations. Unearned compensation as of March 31, 2009 and December 31, 2008 was $3,697 and $4,118, respectively.  The following table is a summary of all of the grants issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
June 1, 2005	71,000	$9.60	4 years	25%/year	53,250	53,250	$28	$71
June 1, 2006	89,500	$9.40	4 years	25%/year	44,750	44,750	246	298
June 1, 2007	214,582	$12.32	4 years	25%/year	53,645	53,645	1,432	1,597
June 2, 2008	278,059	$8.97	4 years	25%/year	-	-	1,974	2,130
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	-	-	17	22
	656,757				151,645	151,645	$3,697	$4,118

Trustees

Compensation expense related to stock awards issued to the Board of Trustees of $54 was incurred during the three months ended March 31, 2008. No compensation expense related to stock awards issued to the Board of Trustees was recorded during the three months ended March 31, 2009.  All shares issued to the Board of Trustees are immediately vested.  The following table is a summary of all of the grants issued to trustees under the 2004 and 2008 Plans:

Date of Award Issuance	Shares Issued	Share Price on date of grant
March 1, 2005	2,095	$11.97
January 3, 2006	5,000	9.12
January 2, 2007	4,000	11.44
July 2, 2007	4,000	12.12
January 2, 2008	4,000	9.33
June 2, 2008	6,000	8.97
January 2, 2009	12,500	2.96
	37,595

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator:
BASIC AND DILUTED*
Loss from Continuing Operations	$(10,683)	$(3,776)
Loss from continuing operations allocated to noncontrolling interests	2,053	990
Distributions to 8.0% Series A Preferrd Shareholders	(1,200)	(1,200)
Dividends paid on unvested restricted shares	(91)	(57)
Loss from continuing operations applicable to common shareholders	(9,921)	(4,043)

Discontinued Operations
Loss from discontinued operations	-	(109)
Loss from discontinued operations allocated to noncontrolling interests	-	16
Loss from discontinued operations applicable to common shareholders	-	(93)

Net Loss applicable to common shareholders	$(9,921)	$(4,136)

Denominator:
Weighted average number of common shares - basic	47,786,503	40,891,140
Effect of dilutive securities:
Stock awards	-	- **
Weighted average number of common shares - diluted*	47,786,503	40,891,140

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE (CONTINUED)

	Three Months Ended
	March 31, 2009	March 31, 2008
Earnings Per Share:
BASIC
Loss from continuing operations applicable to common shareholders	$(0.21)	$(0.10)
Loss from discontinued operations applicable to common shareholders	0.00	0.00
Net Loss applicable to common shareholders	$(0.21)	$(0.10)

DILUTED*
Loss from continuing operations applicable to common shareholders	$(0.21)	$(0.10)
Loss from discontinued operations applicable to common shareholders	0.00	0.00
Net Loss applicable to common shareholders	$(0.21)	$(0.10)

*         Income allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average Common Units outstanding for the three months ended March 31, 2009 and 2008 were 8,746,300 and 7,178,799, respectively.

**       Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2008 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the three months ended March 31, 2009 and 2008 totaled $10,057 and $10,196, respectively.

The following non-cash activities occurred during the three months ended March 31, 2009 and 2008:

	2009	2008
Common Shares issued as part of the Dividend Reinvestment Plan	$9	$7
Issuance of Common Shares to the Board of Trustees	37	37
Issuance of Common Units for acquisitions of hotel properties	-	6,862
Reallocation to noncontrolling interest	155	1,597

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
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

In October 2008, the Company sold the Holiday Inn Conference Center, New Cumberland, PA (Holiday Inn).  We leased this hotel to an unrelated party and the lease agreement contained a purchase provision by the lessee.  The operating results for this hotel have been reclassified to discontinued operations in the statements of operation for the three months ended March 31, 2008.  Proceeds from the sale of this property were $6,456 and the gain on this sale was $2,888, of which $436 was allocated to noncontrolling interest in HHLP.

We allocate interest to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $70 of interest expense to discontinued operations for the three months ended March 31, 2008.

For the three months ended March 31, 2009, the Company’s operating results do not include any results from discontinued operations.  The following table sets forth the components of discontinued operations for the three months ended March 31, 2008:

2008
Revenue:
Hotel Lease Revenue	$137

Expenses:
Interest Expense	70
Real Estate and Personal Property Taxes and Property Insurance	20
Depreciation and Amortization	156
Total Expenses	246

Loss from Discontinued Operations	$(109)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 — SUBSEQUENT EVENTS

On May 1, 2009, HHLP acquired, from an unaffiliated seller, a 49% membership interest in York Street, LLC, the owner of the Hilton Garden Inn, TriBeCa, New York, NY.  Consideration paid by HHLP consisted of $5,000 in cash.  In addition, HHLP also assumed a proportionate share of York Street, LLC’s existing financing consisting of the following: a $30,000 mortgage loan, which is secured by the Hilton Garden Inn, bears interest at Wall Street Journal variable prime rate plus 1.0% and matures in July 2010; and a $15,000 development loan provided by HHLP which remains in place under its original contractual terms and is described in Note 4 above.  Effective May 1, 2009, the property is being managed by Hersha Hospitality Management, LP (“HHMLP”), an entity owned in part by certain executives and affiliated trustees of the Company.

In connection with the acquisition of our 49% interest in York Street, LLC, on May 1, 2009, HHLP also entered into an option agreement to acquire the remaining seller’s 51% interest in York Street, LLC.  If certain conditions are met on or before June 8, 2009, the option may be exercised for the following consideration:

•	the payment of $2,000 in cash;
•	the release of the seller from debt obligations of York Street, LLC, including the existing mortgage loan and the existing development loan provided by HHLP;
•
the right of the seller to acquire land and improvements owned by HHLP and located at 440 West 41st Street , New York, NY (“41st Street Property”) by assuming the property’s existing $12,100 mortgage loan (“41st Loan”); and

•	The cancellation of $3,000 of the outstanding principal balance of HHLP’s development loan to Maiden Hotel, LLC, an affiliate of the seller.

Conditions to be met by the seller on or before June 8, 2009 include obtaining written consent of the senior mortgage lender for the sale and transfer of the seller’s remaining interest in York Street, LLC; obtaining written consent of the hotel’s franchisor for the sale and transfer of the seller’s remaining interest in York Street, LLC; and obtaining written consent of the senior lender with respect to the 41st Loan related to the sellers acquisition of HHLP’s interest in the 41st Property, pursuant to the right described above.  If these conditions are not met on or before June 8, 2009, the option may be exercised for the following consideration:

•	the release of the seller from debt obligations of York Street, LLC, including the existing mortgage loan and the existing development loan provided by HHLP; and
•	the cancellation of $5,000 of the outstanding principal balance of HHLP’s development loan to Maiden Hotel, LLC, an affiliate of the seller.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

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

General

As of March 31, 2009, we owned interests in 76 hotels, located primarily in the eastern United States, including interests in 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of March 31, 2009 we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

During the three months ended March 31, 2009, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. The recessionary environment in 2009 has and will continue to negatively impact overall lodging demand and our results of operations and financial condition.  For the three months ended March 31, 2009, we have seen decreases in Average Daily Rate (“ADR”), occupancy, and Revenue Per Available Room (“RevPAR”) due to these economic factors as compared to the three months ended March 31, 2008.

The turmoil in the financial markets has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  This could have a negative impact on the collectability of our portfolio of development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued.  We will continue to monitor this portfolio on an on-going basis.

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

We believe that consumer and commercial spending and lodging demand will continue to decline in 2009. We do not anticipate an improvement in lodging demand until the current economic trends reverse course, particularly the expected continued weakness in the overall economy and the lack of liquidity in the credit markets. The general economic trends discussed above make it difficult to predict our future operating results; however, there can be no assurances that we will not experience further declines in hotel revenues, occupancy, ADR or RevPAR at our properties or experience defaults under our development loans for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns, the continued impact of the trends identified above and the limited availability of permanent financing to refinance or repay existing development loans, as well as other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and other documents that we may file with the SEC in the future.

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three months ended March 31, 2009 and 2008:

CONSOLIDATED HOTELS:
	Three Months Ended March 31,
	2009	2008	% Variance

Rooms Available	620,640	574,938	7.9%
Rooms Occupied	357,107	377,613	-5.4%
Occupancy	57.54%	65.68%	-8.1%
Average Daily Rate (ADR)	$119.00	$130.12	-8.5%
Revenue Per Available Room (RevPAR)	$68.47	$85.46	-19.9%

Room Revenues	$42,495,757	$49,134,472	-13.5%
Hotel Operating Revenues	$45,068,708	$51,918,818	-13.2%

The following table outlines operating results for the three months ended March 31, 2009 and 2008, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended March 31,
	2009	2008	% Variance

Rooms Available	237,060	239,694	-1.1%
Rooms Occupied	134,998	162,847	-17.1%
Occupancy	56.95%	67.94%	-11.0%
Average Daily Rate (ADR)	$126.97	$138.07	-8.0%
Revenue Per Available Room (RevPAR)	$72.31	$93.80	-22.9%

Room Revenues	$17,140,973	$22,484,201	-23.8%
Total Revenues	$22,453,662	$29,807,446	-24.7%

RevPAR for the three months ended March 31, 2009 decreased 19.9% for our consolidated hotels and decreased 22.9% for our unconsolidated hotels when compared to the same period in 2008.  This decrease in RevPAR has been caused by decreases in both occupancy and ADR and is primarily due to deteriorating economic conditions in 2009, as discussed above.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 TO MARCH 31, 2008
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for three months ended March 31, 2009 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, and other revenue. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues decreased $6,850, or 13.2%, from $51,919 for the three months ended March 31, 2008 to $45,069 for the same period in 2009.  This decrease was primarily the result of a decrease in our occupancy rate from 65.7% during the three months ended March 31, 2008 to 57.5% for the same period in 2009.  In addition, ADR decreased 8.5% from $130.12 per room for the three months ended March 31, 2008 to $119.00 per room during the same period in 2009.  The decrease was only partially offset by increases in revenue attributed to the acquisitions consummated in 2008.

We acquired interests in the following five consolidated hotels since March 31, 2008:

Brand	Location	Acquisition Date	Rooms

TownePlace Suites	Harrisburg, PA	5/8/2008	107
Sheraton Hotel	JFK Airport, Jamaica, NY	6/13/2008	150
Holiday Inn Express	Camp Springs, MD	6/26/2008	127
nu Hotel	Brooklyn, NY	7/7/2008*	93
Hampton Inn & Suites	Smithfield, RI	8/1/2008	101

			578

*The property was purchased on 1/14/2008, but did not open for business until 7/7/2008.

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 20.0%. Interest income from development loans receivable was $2,397 for the three months ended March 31, 2009 compared to $2,020 for the same period in 2008.  The average balance of development loans receivable outstanding in 2009 was higher than the average balance outstanding in 2008. This resulted in a $377, or 18.7%, increase in interest income.

We continue to monitor our development loan portfolio for indications of impairment considering the current economic environment, the borrowers access to other sources of financing to complete their hotel development projects, and the borrowers ability to repay amounts owed to us through the operation or eventual sale of the properties being financed by our loans receivable.  Based on our reviews of each of the development loans receivable, we have concluded, as of March 31, 2009, that no impairment exists, as we believe that all amounts due under each loan will be fully realized.

We own parcels of land which are being leased to hotel developers, some of which are owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. Each land parcel is leased at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance.  During the three months ended March 31, 2009, we recorded $1,321 in land lease revenue from these parcels. We incurred $724 in expense related to these land leases resulting in a contribution of $597 to our operating income during the three months ended March 31, 2009.  These leases contributed $585 to our operating income during the three months ended March 31, 2008.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $36, from $252 for the three months ended March 31, 2008 to $216 during the three months ended March 31, 2009.  The decrease in other revenue was driven primarily by decreases in asset management fees as a result of declining revenues at the hotels owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses decreased 5.8% to approximately $30,538 for the three months ended March 31, 2009 from $32,432 for the three months ended March 31, 2008.  As a result of declining hotel operating revenues, our hotel operators implemented cost reduction and cost containment initiatives to reduce hotel operating expenses.  Decreases in our hotel operating expenses resulting from lower occupancies and our operators cost reduction initiatives were partially offset by increases in hotel operating expenses due to the acquisitions consummated since March 31, 2008, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $9,466 for the three months ended March 31, 2008 to $10,938 for the three months ended March 31, 2009. Similarly, real estate and personal property tax and property insurance increased $186, or 5.88%, in the three months ended March 31, 2009 when compared to the same period in 2008.  General and administrative expense for the three months ended March 31, 2009 remained consistent when compared to the same period in 2008.

Unconsolidated Joint Venture Investments

Loss from unconsolidated joint venture investments for the three months ended March 31, 2009 was approximately $1,329 compared to a loss of $738 for the same period in 2008.  The increase in loss from unconsolidated joint venture investments was the result of deteriorating revenues in the hotels owned by our unconsolidated joint ventures.  The operating factors impacting the results of our hotels owned by our unconsolidated joint ventures are consistent with those described above in our discussion of our consolidated hotel, and include declining ADR, occupancy and RevPAR.

Net Loss

Net loss applicable to common shareholders for three months ended March 31, 2009 was $9,830 compared to net loss applicable to common shareholders of $4,079 for the same period in 2008.

Operating income for the three months ended March 31, 2009 was $1,255 compared to operating income of $7,615 during the same period in 2008. The $6,360, or 83.5%, decrease in operating income was primarily the result of declining hotel operating revenues which were only partially offset by decreases in hotel operating expenses.

Interest expense, decreased $88 from $10,707 for the three months ended March 31, 2008 to $10,619 for the three months ended March 31, 2009. The decrease in interest expense is due primarily to declines in rates on our variable rate borrowings and our interest rate hedge strategy that has taken advantage of declines in LIBOR by locking in favorable fixed rates by entering into interest rate swaps.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

Debt and Equity Offerings

The current recession and related financial crisis has resulted in deleveraging attempts throughout the global financial system.  As banks and other financial intermediaries reduce their leverage and incur losses on their existing portfolio of loans, the ability to originate or refinance existing loans has become very restrictive for all borrowers, regardless of balance sheet strength.  As a result, it is a very difficult borrowing environment, even for those borrowers that have strong balance sheets.  While we maintain a portfolio of what we believe to be high quality assets and we believe our leverage to be at acceptable levels, the market for new debt origination and refinancing of existing debt remains very challenging and there is little visibility on the length of debt terms, the loan to value parameters and loan pricing on new debt originations.

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

Our ability to incur additional debt is dependent upon a number of factors, including the current state of the overall credit markets, our degree of leverage and borrowing restrictions imposed by existing lenders.  Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, capital market volatility, risk tolerance of investors, general market conditions for REITs and market perceptions related to the Company’s ability to generate cash flow and positive returns on its investments.

At present, we only project the need for additional capital to refinance or repay an aggregate of $32,328 of debt that is maturing on or prior to December 31, 2009.  This assumes that we exercise an extension option with respect to a mortgage loan that has an outstanding principal balance of $12,100 and would otherwise come due in August of 2009.  If exercised, this mortgage loan comes due in August of 2011.  We are currently working with the existing lenders to refinance all of the debt that is maturing in 2009 and expect that we will be able to refinance this debt on terms that are substantially similar to the existing loan terms of this debt. However, no assurances can be given that we will be successful in refinancing all or a portion of this debt due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. We currently expect that cash requirements for all debt coming due on or before December 31, 2009 that is not refinanced by our existing lenders will be met through a combination of refinancing the existing debt with new lenders and draws on the remaining capacity on our existing credit facility.  In addition, we believe there may be an opportunity to leverage some of our existing unencumbered assets as a possible additional source of funds.

Development Loans Receivable

This borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of March 31, 2009 we have $83,500 in development loan principal receivable and $4,366 in accrued interest receivable on these loans.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  We expect certain development loan borrowers to take advantage of these extension options.  In addition, we may modify the contractual terms of development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

Acquisitions

Each of our development loans provides us with a right of first offer on hotels constructed through the development loan program.  We expect to convert the principal and interest due to us on certain development loans into equity interests in the hotels developed allowing us to acquire new hotel properties without a significant outlay of cash.  We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common shares, issuances of Common Units or other securities or borrowings.

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit. Due to seasonality in our hotel portfolio, the first quarter is typically our weakest quarter with respect to generating cash from operations.  We believe that the net cash provided by operations in the second, third and fourth quarter of this year will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws.  Subsequent to the end of the first quarter of 2009, the Company reduced its second quarter dividend by approximately 72% in order to preserve cash. This action is anticipated to strengthen our liquidity.

Owning hotels is a capital intensive enterprise.  Hotels are expensive to acquire or build and require regular significant capital expenditures to satisfy guest expectations.  However, even with the current depressed cash flows, we project that our operating cash flow will be sufficient to pay for almost all of our liquidity and other capital needs over the next twelve to eighteen months.

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. Our operators have implemented a policy of limiting capital expenditures in the current year to only those projects that impact safety of our guests or preserve the value of our assets.  As such we have reduce amounts spent on capital improvements during the three months ended March 31, 2009 when compared to the same period in 2008 and we expect to continue this trend over the next twelve months.  While we have reduced the amounts we are spending on capital expenditures, we may be required to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests.

Cash Flow Analysis

Net cash used in operating activities for the three months ended March 31, 2009 was $398 and compared to cash provided by operating activities of $3,672 for the same period in 2008.  Primarily as a result of declining ADR and occupancy at our wholly owned hotel properties, income before depreciation and amortization decreased $5,297 during the three months ended March 31, 2009 when compared to the same period in 2008.  In addition, the decrease in cash from operating activities was also the result of an increase in other assets and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2008 decreased $45,434, from $50,185 in the three months ended March 31, 2008 compared to $4,751 for the three months ended March 31, 2009.  During the three months ended March 31, 2008, we acquired two properties for a total purchase price of $41,218 including the issuance of units in our operating partnership valued at $6,862 resulting in net cash paid for acquisitions of $34,356 plus $104 paid for the operating assets of the hotel.  We did not acquire any hotel properties during the same period in 2008.  We decreased our capital expenditures from $3,828 during the three months ended March 31, 2008 to $1,998 during the same period in 2009. This decrease was the result of our initiatives to defer all non-essential capital expenditures.  In addition, cash used to invest in development loans receivable was $12,700 for the three months ended March 31, 2008 compared to $2,000 for the same period in 2009.

Net cash provided by financing activities for the three months ended March 31, 2009 was $4,222 compared to $46,794 during the same period in 2008.  Proceeds from our credit facility and mortgages and notes payable, net of repayments, were $15,689 during the three months ended March 31, 2009 compared to net proceeds of $56,772 during the same period in 2008.  The decrease in these borrowings is a result of a decrease in our acquisition activity.  The decrease in cash provided by financing activities was partially offset by an increase in dividends paid on common shares and our Common Units.  Dividends paid on common shares and distributions on our Common Units increased $1,551 during the three months ended March 31, 2009 compared to the same period in 2008.

Off Balance Sheet Arrangements

The Company does not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO applicable to common shares and Common Units in accordance with the April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, plus certain non-cash items, such as depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our interpretation of the NAREIT definition is that noncontrolling interest in net income (loss) should be added back to (deducted from) net income (loss) as part of reconciling net income (loss) to FFO. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.

The GAAP measure that we believe to be most directly comparable to FFO, net income (loss) applicable to common shareholders, includes depreciation and amortization expenses, gains or losses on property sales, noncontrolling interest and preferred dividends. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from our property operations.

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of Hersha’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be a meaningful, additional measure of operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. We show both FFO from consolidated hotel operations and FFO from unconsolidated joint ventures because we believe it is meaningful for the investor to understand the relative contributions from our consolidated and unconsolidated hotels. The display of both FFO from consolidated hotels and FFO from unconsolidated joint ventures allows for a detailed analysis of the operating performance of our hotel portfolio by management and investors. We present FFO applicable to common shares and Common Units because our Common Units are redeemable for common shares. We believe it is meaningful for the investor to understand FFO applicable to all common shares and Common Units.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008

Net loss applicable to common shareholders	$(9,830)	$(4,079)
Loss allocated to noncontrolling interest	(2,053)	(1,006)
Loss from unconsolidated joint ventures	1,329	738
Depreciation and amortization	10,938	9,466
Depreciation and amortization from discontinued operations	-	156
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	212	240
Funds from consolidated hotel operations applicable to common shares and common units	596	5,515

Loss from Unconsolidated Joint Ventures	(1,329)	(738)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	521	523
Interest in depreciation and amortization of unconsolidated joint ventures (3)	541	1,452
Funds from unconsolidated joint ventures operations applicable to common shares and common units	(267)	1,237

Funds from Operations applicable to common shares and common units	$329	$6,752

Weighted Average Common Shares and Common Units Outstanding
Basic	47,786,503	40,891,140
Diluted	56,532,803	48,068,939

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

Comparison of the three months ended March 31, 2009 to March 31, 2008

FFO was $329 for the three months ended March 31, 2009, which was a decrease of $6,423 or 95.1%, over FFO in the comparable period in 2008, which was $6,752. The decrease in FFO was primarily a result of worsening economic conditions which has caused occupancies and average daily rates to decline at our hotel properties.  The decrease in revenues has only been partially offset by decreases in operating expenses resulting from declines in occupancy and our hotel operators cost reduction initiatives.

Critical Accounting Policies

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2009 and 2008 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Investment in Hotel Properties

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

We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in hotel properties. As of March 31, 2009, based on our analysis, we have determined that the future cash flows of each of our hotel properties is sufficient to recover the carrying value for each property.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investment in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  It the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of March 31, 2009, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

Investment in Development Loans

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

Based on our reviews of each of the development loans receivable, we have concluded, as of March 31, 2009, that no impairment exists, as we believe the all amounts due under each loan will be fully realized.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. At March 31, 2009 we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate Line of Credit and certain variable rate mortgages and notes payable. At March 31, 2009, we had total variable rate debt outstanding of $158,686, consisting of outstanding borrowings of $105,321 under our line of credit and outstanding borrowings of $53,365 under variable rate mortgages and notes payable.  At March 31, 2009, our variable rate debt outstanding had a weighted average interest rate of 3.45%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at March 31, 2009, would be an increase or decrease in our interest expense for the three months ended March 31, 2009 of $367.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have three interest rate swaps related to debt on the Four Points by Sheraton, Revere, MA, nu Hotel, Brooklyn, NY, and Hilton Garden Inn, Edison, NJ and one interest rate cap related to debt on the Hotel 373, New York, NY. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 91.8% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 8.2% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt outstanding at March 31, 2009 approximating $670,413, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt outstanding at March 31, 2009 approximating $756,732.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at March 31, 2009, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable	2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt	$41,705	$14,340	$31,872	$7,321	$25,083	$480,524	$600,845
Weighted Average Interest Rate	6.04%	5.99%	6.11%	6.11%	6.10%	6.10%	6.08%

Floating Rate Debt	$7,042	$29,488	$9,891	$4,680	$182	$2,082	$53,365
Weighted Average Interest Rate	2.65%	2.89%	2.77%	3.25%	3.25%	3.25%	3.00%
subtotal	$48,747	$43,828	$41,763	$12,001	$25,265	$482,606	$654,210

Credit Facility
	-	-	105,321	-	-	-	$105,321
Weighted Average Interest Rate			3.25%				3.25%
TOTAL	$48,747	$43,828	$147,084	$12,001	$25,265	$482,606	$759,531

The table incorporates only those exposures that existed as of March 31, 2009 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The loan agreement for a debt obligation of $12,100, which matures during the next twelve months, contains an extension option that can be exercised at our discretion. The following table illustrates principal repayments assuming the exercise of the extension option:

	2009	2010	2011	2012	2013	Thereafter	Total

Principal repayments due as of March 31, 2009, as noted above	$48,747	$43,828	$147,084	$12,001	$25,265	$482,606	$759,531

Exercise of extension options	(12,100)	-	12,100	-	-	-	-

Principal repayments assuming exercise of extension options	$36,647	$43,828	$159,184	$12,001	$25,265	$482,606	$759,531

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2009.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HERSHA HOSPITALITY TRUST
(Registrant)

May 8, 2009	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer