Form 10-Q
period 2009-06-30
HERSHA HOSPITALITY TRUST
filed 2009-08-07
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☐ Yes  ☒ No

As of June 30, 2009, the number of Priority Class A Common Shares of Beneficial Interest outstanding was 49,129,932.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 [UNAUDITED] AND DECEMBER 31, 2008
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	June 30, 2009	December 31, 2008
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,003,855	$982,082
Investment in Unconsolidated Joint Ventures	44,814	46,283
Development Loans Receivable	68,810	81,500
Cash and Cash Equivalents	12,691	15,697
Escrow Deposits	13,648	12,404
Hotel Accounts Receivable, net of allowance for doubtful accounts of $58 and $120	9,306	6,870
Deferred Financing Costs, net of Accumulated Amortization of $4,673 and $3,606	8,101	9,157
Due from Related Parties	3,171	3,595
Intangible Assets, net of Accumulated Amortization of $709 and $595	7,499	7,300
Other Assets	14,384	13,517
Hotel Assets Held for Sale	26,901	-

Total Assets	$1,213,180	$1,178,405

Liabilities and Equity:
Line of Credit	$113,521	$88,421
Mortgages and Notes Payable, net of unamortized discount of $56 and $61	663,351	655,360
Accounts Payable, Accrued Expenses and Other Liabilities	31,789	17,745
Dividends and Distributions Payable	3,867	11,240
Due to Related Parties	227	302
Liabilities Related to Hotel Assets Held for Sale	18,707	-

Total Liabilities	831,462	773,068

Redeemable Noncontrolling Interests - Common Units (Note 1)	$17,549	$18,739

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at June 30, 2009 and December 31, 2008	24	24
Common Shares - Class A, $.01 Par Value, 150,000,000 and 80,000,000 Shares Authorized at June 30, 2009 and December 31, 2008, 49,129,932 and 48,276,222 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008, respectively	491	483
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(74)	(109)
Additional Paid-in Capital	464,870	463,772
Distributions in Excess of Net Income	(135,353)	(114,207)
Total Shareholders' Equity	329,958	349,963

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	32,571	34,781
Noncontrolling Interests - Consolidated Joint Ventures	1,640	1,854
Total Noncontrolling Interests	34,211	36,635

Total Equity	364,169	386,598

Total Liabilities and Equity	$1,213,180	$1,178,405

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Hotel Operating Revenues	$57,973	$63,709	$100,544	$112,943
Interest Income from Development Loans	2,166	2,153	4,563	4,173
Land Lease Revenue	1,328	1,390	2,649	2,724
Other Revenues	149	342	365	594
Total Revenues	61,616	67,594	108,121	120,434

Operating Expenses:
Hotel Operating Expenses	31,791	33,976	60,141	64,011
Hotel Ground Rent	291	216	583	442
Land Lease Expense	732	745	1,456	1,494
Real Estate and Personal Property Taxes and Property Insurance	3,394	2,820	6,609	5,858
General and Administrative	1,374	1,478	2,853	3,036
Stock Based Compensation	499	313	921	627
Acquisition and Terminated Transaction Costs	37	49	44	49
Depreciation and Amortization	10,900	9,505	21,478	18,596
Total Operating Expenses	49,018	49,102	94,085	94,113

Operating Income	12,598	18,492	14,036	26,321

Interest Income	50	101	110	183
Interest Expense	10,951	10,058	21,326	20,308
Other Expense	31	159	81	187
Income (loss) before loss (income) from Unconsolidated Joint Venture Investments and Discontinued Operations	1,666	8,376	(7,261)	6,009

(Loss) income from Unconsolidated Joint Venture Investments	(395)	1,360	(1,724)	622

Income (loss) from Continuing Operations	1,271	9,736	(8,985)	6,631

Discontinued Operations (Note 12):
Income (loss) from Discontinued Operations	213	226	(214)	(554)

Net Income (loss)	1,484	9,962	(9,199)	6,077

(Income) loss allocated to Noncontrolling Interests	(451)	(1,737)	1,602	(730)
Preferred Distributions	(1,200)	(1,200)	(2,400)	(2,400)

Net (Loss) income applicable to Common Shareholders	$(167)	$7,025	$(9,997)	$2,947

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Earnings Per Share:
BASIC
(Loss) income from continuing operations applicable to common shareholders	$0.00		$0.16		$(0.21)		$0.08
Income (loss) from discontinued operations applicable to common shareholders	0.00		0.00		0.00		(0.01)

Net (loss) income applicable to common shareholders	$0.00		$0.16		$(0.21)		$0.07

DILUTED
Income (loss) from continuing operations applicable to common shareholders	$0.00	*	$0.16	*	$(0.21	)*	$0.08	*
Income (loss) from discontinued operations applicable to common shareholders	0.00	*	0.00	*	0.00	*	(0.01	) *

Net (loss) income applicable to common shareholders	$0.00	*	$0.16	*	$(0.21	)*	$0.07	*

Weighted Average Common Shares Outstanding:
Basic	47,964,818		44,253,641		47,876,175		42,572,390
Diluted	47,964,818	*	44,253,641	*	47,876,175	*	42,572,390	*

*
Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2009 and 2008 were 8,746,300 and 7,447,149, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2009 and 2008 were 8,746, 300 and 7,312,974, respectively. Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Shareholders' Equity							Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2008	$24	$483	$-	$463,772	$(109)	$(114,207)	$349,963	$34,781	$1,854	$36,635	$386,598	$18,739
Common Share Issuance, net of costs	-	1	-	129	-	-	130	-	-	-	130	-
Dividends and Distribution declared:
Preferred Shares ($1.00 per share)	-	-	-	-	-	(2,400)	(2,400)	-	-	-	(2,400)	-
Common Shares ($0.23 per share)	-	-	-	-	-	(11,149)	(11,149)	-	-	-	(11,149)	-
Common Units ($0.23 per share)	-	-	-	-	-	-	-	(1,307)	-	(1,307)	(1,307)	(705)
Dividend Reinvestment Plan	-	-	-	19	-	-	19	-	-	-	19	-
Stock Based Compensation
Restricted Share Award Grants	-	7	-	(7)	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	873	-	-	873	-	-	-	873	-
Share Grants to Trustees	-	-	-	84	-	-	84	-	-	-	84	-
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	35	-	35	-	-	-	35	-
Net Loss	-	-	-	-	-	(7,597)	(7,597)	(903)	(214)	(1,117)	(8,714)	(485)
Total Comprehensive Loss							(7,562)	(903)	(214)	(1,117)	(8,679)	(485)
Balance at June 30, 2009	$24	$491	$-	$464,870	$(74)	$(135,353)	$329,958	$32,571	$1,640	$34,211	$364,169	$17,549

Balance at December 31, 2007	$24	$412	$-	$397,127	$(23)	$(67,135)	$330,405	$42,845	$1,908	$44,753	$375,158	$-
Unit Conversion	-	-	-	282	-	-	282	(282)	-	(282)	-	-
Reallocation of Noncontrolling Interest	-	-	-	1,772	-	-	1,772	(1,772)	-	(1,772)	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	21,623	-	21,623	21,623	-
Common Share Issuance, net of costs	-	66	-	61,944	-	-	62,010	-	-	-	62,010	-
Dividends and Distribution declared:
Preferred Shares ($1.00 per share)	-	-	-	-	-	(2,400)	(2,400)	-	-	-	(2,400)	-
Common Shares ($0.36 per share)	-	-	-	-	-	(16,085)	(16,085)	-	-	-	(16,085)	-
Common Units ($0.36 per share)	-	-	-	-	-	-	-	(2,895)	-	(2,895)	(2,895)	-
Dividend Reinvestment Plan	-	-	-	15	-	-	15	-	-	-	15	-
Stock Based Compensation
Restricted Share Award Grant	-	2	-	(2)	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	573	-	-	573	-	-	-	573	-
Share Grants to Trustees	-	1	-	91	-	-	92	-	-	-	92	-
Comprehensive Income (Loss):
Other Comprehensive Income	-	-	-	-	2	-	2	-	-	-	2	-
Net Income (Loss)	-	-	-	-	-	5,347	5,347	918	(187)	730	6,077	-
Total Comprehensive Income (Loss)							5,349	918	(187)	730	6,079	-
Balance at June 30, 2008	$24	$481	$-	$461,802	$(21)	$(80,273)	$382,013	$60,437	$1,721	$62,157	$444,170	$-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS]

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Operating activities:
Net (loss) income	$(9,199)	$6,077
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22,084	19,536
Amortization of intangible assets and deferred costs	1,177	719
Interest income from development loans paid in-kind	(2,061)	-
Equity in loss (income) of unconsolidated joint venture investments	1,724	(622)
Distributions from unconsolidated joint venture investments	400	1,415
(Gain) loss recognized on change in fair value of derivative instrument	(151)	32
Stock based compensation	921	627
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(2,230)	(3,652)
Escrow Deposits	(1,244)	36
Other assets	(3,290)	216
Due from related parties	1,061	(1,087)
Increase (decrease) in:
Due to related parties	(1,125)	410
Accounts payable, accrued expenses and other liabilities	1,233	(990)
Net cash provided by operating activities	9,300	22,717

Investing activities:
Purchase of hotel property assets	(4,794)	(57,312)
Capital expenditures	(4,033)	(13,022)
Cash paid for franchise fee intangible	-	(12)
Investment in development loans receivable	(2,000)	(29,700)
Repayment of development loans receivable	-	15,416
Distributions from unconsolidated joint venture investments	100	347
Advances and capital contributions to unconsolidated joint venture investments	(753)	(96)
Net cash used in investing activities	(11,480)	(84,379)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	25,100	3,900
Principal repayment of mortgages and notes payable	(3,313)	(2,297)
Proceeds from mortgages and notes payable	182	31,589
Cash paid for mortgage defeasance deposit	-	(9,000)
Cash paid for deferred financing costs	(11)	(80)
Proceeds from issuance of common shares, net of issuance costs	131	62,009
Dividends paid on common shares	(17,366)	(14,820)
Dividends paid on preferred shares	(2,400)	(2,400)
Distributions paid on common units	(3,149)	(2,594)
Net cash (used in) provided by financing activities	(826)	66,307

Net (decrease) increase in cash and cash equivalents	(3,006)	4,645
Cash and cash equivalents - beginning of period	15,697	12,327

Cash and cash equivalents - end of period	$12,691	$16,972

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (“HHLP”), which is indirectly the sole general partner of the subsidiary partnerships.

Application of New Accounting Standards

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which defines a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Under SFAS No. 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the Company’s equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.

In accordance with FASB Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), we classify securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the issuer, outside of permanent equity in the consolidated balance sheet.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considers the guidance in EITF Topic No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of common shares that could be required to be delivered at the time of settlement of the contract.

As a result of the adoption of SFAS No. 160, we have reclassified the noncontrolling interests of our consolidated joint ventures from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests totaled $1,640 as of June 30, 2009 and $1,854 as of December 31, 2008.  In addition, certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) were reclassified from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests of Nonredeemable Common Units totaled $32,571 as of June 30, 2009 and $34,781 as of December 31, 2008.  As of June 30, 2009, there were 5,682,048 Nonredeemable Common Units outstanding with a fair market value of $14,091, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

Certain common units of limited partnership interests in HHLP (“Redeemable Common Units”) have been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units serve as collateral contains a provision that could result in a net cash settlement outside of the control of the Company.  As a result, the Redeemable Common Units will continue to be classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under EITF D-98.  As prescribed by EITF D-98, the carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of June 30, 2009, there were 3,064,252 Redeemable Common Units outstanding with a fair market value of $7,599, based on the price per share of our common shares on the New York Stock Exchange on such date.  As of June 30, 2009 and December 31, 2008, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $17,549 and $18,739, respectively, since historical cost exceeded the Redeemable Common Units redemption value as of each date.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
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

Recent Accounting Pronouncements

FSP EITF 08-6

In November 2008, the FASB ratified EITF 08-6 “Equity Method Investment Accounting Considerations” which clarifies how to account for certain transactions involving equity method investments.  The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed.  EITF 08-6 is effective for the Company beginning on January 1, 2009, consistent with the effective dates of SFAS No. 141R and SFAS No. 160.  EITF 08-6 will be applied prospectively.  The adoption of EITF 08-6 did not have a material impact on the Company’s consolidated financial position and results of operations.

SFAS No. 141R

On January 1, 2009, we adopted SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The adoption of SFAS No.141R could have a material effect on the Company’s financial statements and the Company’s future financial results to the extent the Company acquires significant amounts of real estate assets.  Under SFAS No. 141R, costs related to future acquisitions will be expensed as incurred compared to the Company’s practice prior to the adoption of SFAS No. 141R of capitalizing such costs and amortizing them over the useful life of the acquired assets.  In addition, to the extent the Company enters into acquisition agreements after the adoption of SFAS No. 141R with earn-out provisions, a liability may be recorded at the time of acquisition based on an estimate of the earn-out to be paid compared to our current practice of recording a liability for the earn-out when amounts are probable and determinable.

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on our financial statements.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted the provisions of SFAS No. 165 in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.  Adoption of this statement did not impact our financial position or net income.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 amends FIN 46(R) as follows: (a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to identify the primary beneficiary of a variable interest entity, (b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, (c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, (d) to amend certain guidance for determining whether an entity is a variable interest entity, (e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, (f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and (g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for the first annual reporting period that begins after November 15, 2009.  Earlier adoption is prohibited.  The Company will adopt SFAS 167 on January 1, 2010 and has not determined whether the adoption of SFAS No. 167 will have a material effect on the Company’s financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will not have any impact on the Company’s consolidated financial position and results of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Land	$204,259	$184,879
Buildings and Improvements	818,140	802,760
Furniture, Fixtures and Equipment	120,321	121,991
	1,142,720	1,109,630

Less Accumulated Depreciation	(138,865)	(127,548)

Total Investment in Hotel Properties	$1,003,855	$982,082

Acquisitions

On May 1, 2009, we acquired, from an unaffiliated seller, a 49% membership interest in York Street, LLC, the owner of the Hilton Garden Inn, TriBeCa, New York, NY.  In connection with the acquisition of our 49% interest in York Street, LLC, we also entered into an option agreement to acquire the seller’s remaining 51% interest in York Street, LLC.  On June 30, 2009, we exercised the option and acquired the remaining 51% interest in York Street, LLC making the Hilton Garden Inn, TriBeCa, New York, NY, wholly owned.  Consideration given to acquire our 100% interest in York Street, LLC included:

Cash paid to seller	$4,794
Amounts payable to seller	1,387
Settlement of development loans receivable and accrued interest income on development loans	19,555	*
Net obligation to transfer land and mortgage to seller	10,118	**
Assumption of York Street, LLC mortgage loan payable	29,824
Net hotel working capital liabilities assumed	1,322

Total consideration given	$67,000

*           “Settlement of development loans receivable and accrued interest income on development loans” consists of principal and accrued interest receivable reductions with respect to development loans made to York Street, LLC and Maiden Hotel, LLC, an entity controlled by the seller.  See “Note 4 – Development Loans Receivable and Land Leases” for more information related to the development loans made to York Street, LLC and Maiden Hotel, LLC.

**         “Net obligation to transfer land and mortgage to seller” consists of our investment in real property at 440 West 41st Street, New York, NY, and related land lease revenue receivable.  This parcel was acquired on July 28, 2006 and leased to Metro Forty First Street, LLC, an entity controlled by the seller. We are obligated to transfer this property to Metro Forty First Street, LLC, and that entity will assume our obligations under the $12,100 mortgage loan encumbering the property.  See Note 4 – Development Loans Receivable and Land Leases” for more information related to the real property leased to Metro Forty First Street, LLC.

Cash payable to the seller of $1,387 was held back at settlement pending the seller’s completion of certain capital expenditures and the delivery on the Company’s obligation to transfer land to the seller.  The mortgage loan assumed in connection with the acquisition of the equity interests in York Street, LLC is secured by the Hilton Garden Inn, TriBeCa, New York, NY, matures in July 2010 and bears interest at the Wall Street Journal variable prime rate plus 1.0% subject to a weighted average interest rate floor of 8.40%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

York Street, LLC was acquired at fair value which was allocated as follows:

Land	$21,077
Building and Improvements	42,955
Furniture, Fixture and Equipment	2,668
Intangible Assets	300

Fair Value of Assets Acquired	$67,000

We recorded the intangible asset for the lease of restaurant space in the hotel that was in place at the time of acquisition.  The lease is with an unrelated third party and has 15 years remaining until expiration with one five year extension option.  Fixed rent under this lease is a minimum of $300 per annum for the first five years of the lease and a minimum of $336 and $376 per annum for the second and third five-year periods of the lease.

Included in the consolidated statements of operations for the three and six months ended June 30, 2009, are total revenues of approximately $1,402 and net loss of $94 from the operations of the Hilton Garden Inn, TriBeCa, New York, NY, since the date of the acquisition.

Earn-out Provisions

The purchase agreements for some of our previous acquisitions contain certain provisions that entitle the seller to an earn-out payment based on the Net Operating Income of the properties, as defined in each purchase agreement.  The following table summarizes our existing earn-out provisions:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all 2009 and 2008 acquisitions had been consummated as of January 1, 2008.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Pro Forma Total Revenues	$62,331	$68,621	$109,857	$122,074

Pro Forma Income (loss) from Continuing Operations applicable to Common Shareholders	$1,592	$9,887	$(9,300)	$6,806
Income (loss) from Discontinued Operations	213	226	(214)	(554)
Pro Forma Net Income (loss)	1,805	10,113	(9,514)	6,252
(Income) loss allocated to Noncontrolling Interest	(500)	(1,759)	1,651	(756)
Preferred Distributions	(1,200)	(1,200)	(2,400)	(2,400)
Pro Forma Net (loss) income applicable to Common Shareholders	$105	$7,154	$(10,263)	$3,096

Pro Forma (loss) income applicable to Common Shareholders per Common Share
Basic	$-	$0.16	$(0.21)	$0.07
Diluted	$-	$0.16	$(0.21)	$0.07

Weighted Average Common Shares Outstanding
Basic	47,964,818	44,253,641	47,876,175	42,572,390
Diluted	47,964,818	44,253,641	47,876,175	42,572,390

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of June 30, 2009 and December 31, 2008, our investment in unconsolidated joint ventures consists of the following:

		Percent	Preferred	June 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2009	2008

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$551	$738
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	674	736
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	3,743	3,960
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,950	2,091
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	27,874	27,977
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	2,798	2,800
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,224	7,981
				$44,814	$46,283

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Gains and losses recognized during the three and six months ended June 30, 2009 and 2008 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
PRA Glastonbury, LLC	$(6)	$60	$(87)	$65
Inn American Hospitality at Ewing, LLC	12	61	(63)	2
Hiren Boston, LLC	15	111	(217)	(169)
SB Partners, LLC	21	76	(141)	(7)
Mystic Partners, LLC	(449)	426	(857)	21
PRA Suites at Glastonbury, LLC	(2)	(2)	(2)	(4)
Metro 29th Street Associates, LLC	14	628	(357)	714

Net (loss) income from Investment in Unconsolidated Joint Ventures	$(395)	$1,360	$(1,724)	$622

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, and equity, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2009 and December 31, 2008.

Balance Sheets
	June 30,	December 31,
	2009	2008
Assets
Investment in hotel properties, net	$203,349	$209,468
Other Assets	26,432	25,334
Total Assets	$229,781	$234,802

Liabilities and Equity
Mortgages and notes payable	$219,093	$219,889
Other liabilities	14,741	11,636
Equity:
Hersha Hospitality Trust	44,197	44,938
Joint Venture Partner(s)	(48,250)	(41,661)
Total Equity	(4,053)	3,277

Total Liabilities and Equity	$229,781	$234,802

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Company's Share	$44,197	$44,938
Excess Investment (1)	617	1,345
Investment in Joint Venture	$44,814	$46,283

(1)
Excess investment represents the unamortized difference between the Company's investment and the Company's share of the equity in the underlying net investment in the unconsolidated joint ventures. The excess investment is amortized over the expected useful life of the properties, and the amortization is included in income or loss from investments in unconsolidated joint ventures.

The following table sets forth the components of net loss, including the Company’s share, related to the unconsolidated joint ventures discussed above for the three and six months ended June 30, 2009 and 2008.

Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Room Revenue	$21,444	$27,355	$38,550	$49,839
Other Revenue	6,082	8,162	11,395	15,485
Operating Expenses	(17,209)	(21,351)	(33,781)	(41,512)
Interest Expense	(4,083)	(3,319)	(7,316)	(6,808)
Lease Expense	(1,378)	(1,379)	(2,743)	(2,753)
Property Taxes and Insurance	(1,630)	(1,703)	(3,271)	(3,404)
Federal & State Income Taxes	(19)	-	(19)	-
Depreciation and Amortization	(3,625)	(3,971)	(7,213)	(7,851)
General and Administrative	(1,796)	(1,997)	(3,629)	(3,889)

Net (loss) income	$(2,214)	$1,797	$(8,027)	$(893)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

Development Loans

We have approved first mortgage and mezzanine lending to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%.  Interest income from development loans was $2,166 and $2,153 for the three months ended June 30, 2009 and 2008, respectively, and $4,563 and $4,173 for the six months ended June 30, 2009 and 2008, respectively. Accrued interest on our development loans receivable was $2,474 as of June 30, 2009 and $2,785 as of December 31, 2008.

Hotel Property	Borrower	Principal Outstanding 6/30/2009	Principal Outstanding 12/31/2008	Interest Rate	Maturity Date **
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	$2,000	$2,000	10%	October 9, 2009 *
Hilton Garden Inn - New York, NY	York Street, LLC	-	15,000	11%	N/A
Homewood Suites - Newtown, PA	Reese Hotels, LLC	500	500	11%	November 14, 2009
Union Square Hotel - Union Square, NY	Risingsam Union Square, LLC	10,936	10,000	10%	December 31, 2010
Hyatt Place - Manhattan, NY	Brisam East 52, LLC	10,672	10,000	10%	January 16, 2010
Lexington Avenue Hotel - Manhattan, NY	44 Lexington Holding, LLC	10,966	10,000	11%	December 31, 2010 *
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000	5,000	11%	April 1, 2010 *
32 Pearl - Manhattan, NY	SC Waterview, LLC	8,000	8,000	10%	January 10, 2010
Greenwich Street Courtyard - Manhattan, NY	Brisam Greenwich, LLC	10,736	10,000	10%	December 31, 2010
Independent Hotel - New York, NY	Maiden Hotel, LLC	7,000	10,000	20%	December 8, 2009
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000	1,000	10%	November 1, 2009 *
Element Hotel - Ewing, New Jersey	American Properties @ Scotch Road LLC	2,000	-	11%	August 6, 2010 *

Total Development Loans Receivable		$68,810	$81,500

*      Indicates borrower is a related party.
**    Represents current maturity date in effect. Agreements for our development loans receivable typically allow for two one-year extensions which can be exercised by the borrower if the loan is not in default.  As these loans typically finance hotel development projects, it is common for the borrower to exercise their options to extend the loans, in whole or in part, until the project has been completed and the project provides cash flow to the developer or is refinanced by the developer.

We amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan as of June 30, 2009:

	Interest Income		Accrued Interest Paid In-Kind
Borrower	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Risingsam Union Square, LLC	$253	$503	$936	$936
Brisam East 52, LLC	253	503	672	672
44 Lexington Holding, LLC*	278	553	966	966
Brisam Greenwich, LLC	253	503	736	736

Total	$1,037	$2,062	$3,310	$3,310

*      Indicates borrower is a related party.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

Land Leases

We acquire land and improvements and lease them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.  The land is leased under fixed lease agreements which earn rents at a minimum rental rate of 10% of our net investment in the leased property. Additional rents are paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases are recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.  Leased land and improvements are included in investment in hotel properties on our consolidated balance sheet.  As of June 30, 2009 and December 31, 2008 our investment in leased land and improvements consists of the following:

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

*Indicates lessee is a related party

The land parcel located at 440 West 41st Street, New York, NY, is to be transferred to the lessee, an entity controlled by the seller of York Street, LLC as consideration for our acquisition of York Street, LLC, the owner of the Hilton Garden Inn, TriBeCa, New York, NY, as noted in Note 2, “Investment in Hotel Properties.”

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Transaction Costs	$340	$237
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	1,340	1,267
Due from Lessees	3,040	1,907
Prepaid Expenses	4,485	3,182
Interest Receivable from Development Loans to Non-Related Parties	641	2,024
Deposit on Property Improvement Plans	385	149
Hotel Purchase Option	933	933
Other	1,672	2,270
	$14,384	$13,517

Transaction Costs - Transaction costs, including legal fees and other third party transaction costs incurred relative to the disposition of hotel properties, entering into franchise agreements, entering into debt facilities or issuances of equity securities, are recorded in other assets prior to the closing of the respective transactions.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable – Notes receivable as of June 30, 2009 and December 31, 2008 includes a loan, and related accrued interest, made to one of our unconsolidated joint venture partners.  The $1,266 note bears interest at 11% and matures on December 31, 2009.

Due from Lessees - Due from lessees represent rents due under our land leases.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $738 and $761 as of June 30, 2009 and December 31, 2008, respectively, which is included in due from related parties on the consolidated balance sheets.

Deposits on Property Improvement Plans – Deposits on property improvement plans consists of amounts advanced to HHMLP that are to be used to fund capital expenditures as part of our property improvement programs at certain properties.

Hotel Purchase Option – We have the option to acquire an interest in a hotel property at a fixed purchase price.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

The Company has a total mortgages payable at June 30, 2009, and December 31, 2008, of $630,226 and $603,538, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.19% to 10.25% as of June 30, 2009. Aggregate interest expense incurred under the mortgage loans payable totaled $8,778 and $8,640 for the three months ended June 30, 2009 and 2008, respectively, and $17,064 and $17,250 for the six months ended June 30, 2009 and 2008, respectively.  Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  As of June 30, 2009 we were in compliance with all events of default covenants under the applicable loan agreements.

As of June 30, 2009, the maturities for the outstanding mortgage loans ranged from July 2009 to January 2032.  The $12,100 mortgage loan related to our investment in real property located at 440 West 41st Street, New York, NY matures during the next twelve months and contains an extension option that can be exercised at our discretion, effectively extending the maturity of this mortgage loan to 2011.  This mortgage loan is to be assumed by the former lessee of the mortgaged land when the land is to be transferred to the lessee of the encumbered property as consideration for our acquisition of the Hilton Garden Inn, TriBeCa, New York, NY (see Note 2, “Investment in Hotel Properties” and note 13, “Subsequent Events” for more information).

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in the amount of $940 and $940 was recorded for the three months ended June 30, 2009 and 2008, respectively, and $1,875 and $1,839 was recorded for the six months ended June 30, 2009 and 2008, respectively.

HHLP entered into a management agreement with an unaffiliated hotel manager that extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $284 as of June 30, 2009 and $274 as of December 31, 2008.

Revolving Line of Credit

During the six months ended June 30, 2009, we maintained a revolving credit facility with T.D. Bank, NA and a syndicate of lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The existing bank group has committed $135,000, and the credit agreement is structured to allow for an increase of up to an additional $40,000 under the line of credit, provided that additional collateral is supplied and additional lenders join the existing bank group.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties as of June 30, 2009:

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

The Company is in compliance with each of the covenants listed above as of June 30, 2009.

The outstanding principal balance under the line of credit was of $113,521 at June 30, 2009 and $88,421 at December 31, 2008. The Company recorded interest expense of $946 and $707 related to the line of credit borrowings for the three months ended June 30, 2009 and 2008, respectively, and $1,738 and $1,614 for the six months ended June 30, 2009 and 2008, respectively. The weighted average interest rate on our Line of Credit during the three months ended June 30, 2009 and 2008 was 3.25% and 5.08%, respectively, and 3.25% and 5.61% during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 we had $4,770 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $16,709.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $795,579 and $749,128, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $743,781 and $695,330, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and six months ended June 30, 2009, we did not capitalize any interest.  For the three and six months ended June 30, 2008, we capitalized interest expense of $264 and $506, respectively.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of June 30, 2009, deferred financing costs were $8,101, net of accumulated amortization of $4,673. Deferred financing costs were $9,157 net of accumulated amortization of $3,606, as of December 31, 2008. Amortization of deferred costs for the three months ended June 30, 2009 and 2008 was $530 and $465, respectively, and was $1,067 and $897 for the six months ended June 30, 2009 and 2008, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 — COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned taxable REIT subsidiary (“TRS”), 44 New England Management Company (“44New England”), engages eligible independent contractors in accordance with the requirements for qualification as a REIT under the Federal income tax laws, including Hersha Hospitality Management, LP (“HHMLP”), as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and affiliated trustees of the Company.  Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended June 30, 2009 and 2008, base management fees incurred totaled $1,540 and $1,645, respectively and for the six months ended June 30, 2009 and 2008, totaled $2,607 and $2,839, respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements between the franchisor and the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended June 30, 2009 and 2008 was $3,896 and $4,585, respectively, and for the six months ended June 30, 2009 and 2008 was $6,670 and $8,138, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Administrative Services Agreement

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property.  In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended June 30, 2009 and 2008, the Company incurred accounting fees of $375 and $346, respectively.  For the three months ended June 30, 2009 and 2008, the Company incurred information technology fees of $84 and $77, respectively.  For the six months ended June 30, 2009 and 2008, the Company incurred accounting fees of $745 and $687, respectively.  For the six months ended June 30, 2009 and 2008, the Company incurred information technology fees of $166 and $152, respectively.  Accounting fees and information technology fees are included in General and Administrative expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended June 30, 2009 and 2008, we incurred fees of $38 and $75, respectively, and for the six months ended June 30, 2009 and 2008, we incurred fees of $80 and $141, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
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

Hotel Supplies

For the three months ended June 30, 2009 and 2008, we incurred charges of $6 and $367, respectively and for the six months ended June 30, 2009 and 2008, we incurred charges of $193 and $822, respectively, for hotel supplies and capital expenditure purchases from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and affiliated trustees of the Company.  Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations.  Approximately $59 owed to Hersha Purchasing and Design is included in accounts payable at December 31, 2008.  As of June 30, 2009, the Company does not owe any amounts to Hersha Purchasing and Design.

Due from Related Parties

The due from related party balance as of June 30, 2009 and December 31, 2008 was approximately $3,171 and $3,595 respectively. The majority of the balance as of June 30, 2009 and December 31, 2008 were receivables owed from our unconsolidated joint ventures and interest income receivable from development loans extended to related parties.

Due to Related Parties

The due to related parties balance as of June 30, 2009 and December 31, 2008 was approximately $227 and $302, respectively. The balances as of June 30, 2009 and December 31, 2008 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in November 2103.  Each land lease provides for rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended June 30, 2009 and 2008, we incurred $291 and $216, respectively, and for the six months ended June 30, 2009 and 2008, we incurred $583 and $442, respectively, of rent expense related to these leases.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of June 30, 2009, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap agreement that fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $6,632 as of June 30, 2009.

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

We maintain an interest rate swap that fixes our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.73% of the notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR. The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $7,533 as of June 30, 2009.  We entered into this interest rate swap in July of 2004 and designated it as a cash flow hedge in November of 2004 when the fair value of the swap was a liability of $342, causing ineffectiveness in the hedge relationship.  Prior to January 1, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  Subsequent to January 1, 2008, the hedge relationship was no longer deemed to be effective.  The change in fair value of the interest rate swap for the three and six months ended June 30, 2009 was a gain of $77 and $151, respectively.  The change in fair value of the interest rate swap for the three and six months ended June 30, 2008 was a gain of $113 and a loss $24, respectively.  The change in fair value of this interest rate swap was recorded in income (loss) from discontinued operations.  This property was sold in July 2009, as noted in “Note 12 – Discontinued Operations.”

At June 30, 2009 and December 31, 2008, the fair value of the interest rate swaps and cap were:

				Value
Date of Transaction	Hedged Debt	Type	Maturity Date	June 30, 2009	December 31, 2008
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 12, 2009	$-	$(6)
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	-	(74)
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	(20)	(172)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2010	-	-
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(32)	(25)
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	(39)	-
				$(91)	$(277)

The fair value of the derivative instrument liabilities is included in accounts payable, accrued expenses and other liabilities at June 30, 2009 and December 31, 2008.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $16 and a gain of $239 for the three months ended June 30, 2009 and 2008, respectively, and a gain of $35 and a gain of $2 for the six months ended June 30, 2009 and 2008, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income. Hedge ineffectiveness of $0 and $7 on cash flow hedges was recognized in interest expense for the three months ended June 30, 2009 and 2008, respectively, and $1 and $0 on cash flow hedges was recognized in interest expense for the six months ended June 30, 2009 and 2008, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
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

Executives

Compensation expense of $451 and $313 was incurred during the three months ended June 30, 2009 and 2008, respectively, and compensation expense of $873 and $573 was incurred during the six months ended June 30, 2009 and 2008, respectively, related to the restricted share awards issued to executives of the Company and is recorded in stock based compensation on the statement of operations. Unearned compensation as of June 30, 2009 and December 31, 2008 was $5,329 and $4,118, respectively.  The following table is a summary of all of the grants issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
June 1, 2005	71,000	$9.60	4 years	25%/year	71,000	53,250	$-	$71
June 1, 2006	89,500	$9.40	4 years	25%/year	67,125	44,750	193	298
June 1, 2007	214,582	$12.32	4 years	25%/year	107,291	53,645	1,266	1,597
June 2, 2008	278,059	$8.97	4 years	25%/year	69,515	-	1,818	2,130
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	-	-	12	22
June 1, 2009	744,128	$2.80	4 years	25%/year	-	-	2,040	-
	1,400,885				314,931	151,645	5,329	4,118

Trustees

Compensation expense related to stock awards issued to the Board of Trustees of $48 and $0 was incurred during the three months ended June 30, 2009 and 2008, respectively, and $48 and $54 was incurred during the six months ended June 30, 2009 and 2008, respectively and is recorded in stock based compensation on the statement of operations. All shares issued to the Board of Trustees are immediately vested.  The following table is a summary of all of the grants issued to trustees under the 2004 and 2008 Plans:

Date of Award Issuance	Shares Issued	Share Price on date of grant
March 1, 2005	2,095	$11.97
January 3, 2006	5,000	9.12
January 2, 2007	4,000	11.44
July 2, 2007	4,000	12.12
January 2, 2008	4,000	9.33
June 2, 2008	6,000	8.97
January 2, 2009	12,500	2.96
June 1, 2009	17,000	2.80
	54,595

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
BASIC AND DILUTED*
Income (Loss) from Continuing Operations	$1,271	$9,736	$(8,985)	$6,631
(Income) loss from continuing operations allocated to noncontrolling interests	(400)	(1,640)	1,500	(887)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(2,400)	(2,400)
Dividends paid on unvested restricted shares	(54)	(90)	(145)	(147)
(Loss) income from continuing operations applicable to common shareholders	(383)	6,806	(10,030)	3,197

Discontinued Operations
Income (loss) from discontinued operations	213	226	(214)	(554)
(Income) loss from discontinued operations allocated to noncontrolling interests	(51)	(97)	102	157
Income (loss) from discontinued operations applicable to common shareholders	162	129	(112)	(397)

Net (loss) income applicable to common shareholders	$(221)	$6,935	$(10,142)	$2,800

Denominator:
Weighted average number of common shares - basic	47,964,818	44,253,641	47,876,175	42,572,390
Effect of dilutive securities:
Stock awards	- **	- **	- **	- **
Weighted average number of common shares - diluted*	47,964,818	44,253,641	47,876,175	42,572,390

*           Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2009 and 2008 were 8,746,300 and 7,447,149, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2009 and 2008 were 8,746,300 and 7,312,974, respectively.

**         Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2009 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Earnings Per Share:
BASIC
(Loss) income from continuing operations applicable to common shareholders	$0.00	$0.16	$(0.21)	$0.08
Income (loss) from discontinued operations applicable to common shareholders	0.00	0.00	0.00	(0.01)
Net (loss) income applicable to common shareholders	$0.00	$0.16	$(0.21)	$0.07

DILUTED*
(Loss) income from continuing operations applicable to common shareholders	$0.00	$0.16	$(0.21)	$0.08
Income (loss) from discontinued operations applicable to common shareholders	0.00	0.00	0.00	(0.01)
Net (loss) income applicable to common shareholders	$0.00	$0.16	$(0.21)	$0.07

*           Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2009 and 2008 were 8,746,300 and 7,447,149, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2009 and 2008 were 8,746,300 and 7,312,974, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the six months ended June 30, 2009 and 2008 totaled $20,537 and $20,920, respectively.

The following non-cash activities occurred during the six months ended June 30, 2009 and 2008:

	2009	2008
Common Shares issued under the dividend reinvestment plan	$19	$15
Issuance of Common Shares to the Board of Trustees	84	92
Conversion of Common Units to Common Shares	-	282
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	3,310	-
Issuance of Common Units for acquisitions of hotel properties	-	21,623
Debt assumed in acquisition of hotel properties	29,824	23,800
Settlement of development loans receivable principal and accrued interest revenue receivable in connection with acquisiton of hotel properties	19,555	-
Reallocation to noncontrolling interest	-	1,772

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
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

In October 2008, the Company sold the Holiday Inn Conference Center, New Cumberland, PA (Holiday Inn).  We leased this hotel to an unrelated party and the lease agreement contained a purchase provision by the lessee.  The operating results for this hotel have been reclassified to discontinued operations in the statements of operation for the three and six months ended June 30, 2008.  Proceeds from the sale of this property were $6,456 and the gain on this sale was $2,888, of which $436 was allocated to noncontrolling interest in HHLP.

In May of 2009, our Board of Trustees authorized management of the Company to sell the Mainstay Suites, Frederick, MD (Mainstay Suites) and the Comfort Inn, Frederick, MD (Comfort Inn).  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2009 and 2008.  The Mainstay Suites was acquired by the Company in January 2002 and the Comfort Inn in May 2004.  These two properties were sold to an unrelated buyer in July 2009 for $10,500.

In May of 2009, our Board of Trustees authorized management of the Company to sell its 55% consolidated joint venture interest of the Sheraton Four Points, Revere, MA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2009 and 2008.  Our interest in the hotel was acquired in March 2004 and was sold to our joint venture partner in July 2009.  Proceeds from the sale were $2,500.

In June of 2009, our Board of Trustees authorized management of the Company to sell the Hilton Garden Inn, Gettysburg, PA.  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2009 and 2008.  The hotel was acquired by the Company in July 2004 and was sold to an unrelated buyer in July 2009 for $7,750.

We allocate interest to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $238 and $288 for the three months ended June 30, 2009, and 2008, respectively, and $482 and $815 for the six months ended June 30, 2009 and 2008, respectively, of interest expense to discontinued operations.

Hotel assets held for sale consisted of the following as of June 30, 2009:

June 30, 2009

Land	1,698
Buildings and Improvements	30,006
Furniture, Fixtures and Equipment	5,923
37,627

Less Accumulated Depreciation & Amortization	(10,726)

Hotel Assets Held for Sale	$26,901

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS (CONTINUED)

As of June 30, 2009, liabilities related to hotel assets held for sale was $18,707 and consisted of mortgage loans on each of the hotel assets held for sale.

The following table sets forth the components of discontinued operations for the three months ended June 30, 2009, and 2008, and for the six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Hotel Operating Revenues	$3,403	$3,668	$5,901	$6,353
Hotel Lease Revenue	-	211	-	348
Total Revenues	3,403	3,879	5,901	6,701
Expenses:
Hotel Operating Expenses	2,472	2,711	4,660	5,111
Real Estate and Personal Property Taxes and Property Insurance	130	144	263	288
Depreciation and Amortization	350	507	710	1,038
Other Expense	-	3	-	3
Interest Expense	238	288	482	815
Total Expenses	3,190	3,653	6,115	7,255

Income (Loss) from Discontinued Operations	$213	$226	$(214)	$(554)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 — SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2009 and through August 7, 2009, the date we filed our Quarterly Report on Form 10-Q for the period ending June 30, 2009:

Debt Refinances and Modifications

Subsequent to June 30, 2009, the following debt refinancing transactions occurred:

•
On July 20, 2009, the Company entered into a modification and extension agreement for a mortgage loan on our land parcel located at 39th Street and 8th Avenue, New York, NY.  This agreement modified the principal balance from $13,250 to $12,000 and the interest rate from a fixed rate of 7.75% to a floating rate equal to the Wall Street Journal variable prime rate plus 1.00%, with a minimum interest rate of 6.875%.  Payments required under this loan continue to be interest-only and the maturity date was extended to July 1, 2011.

•
Also on July 20, 2009, the Company entered into a modification and extension agreement for a mortgage loan on our land parcels located on Nevins Street, in Brooklyn, NY.  This agreement modified the principal balance from $6,500,000 to $6,000,000.  The agreement also modified the interest rate from a floating rate of 90-Day LIBOR plus 2.70%, with a minimum of 8.06%, to a floating rate equal to the Wall Street Journal variable prime rate plus 1.00%, with a minimum interest rate of 6.875%.  Payments required under this loan continue to be interest-only and the maturity date was extended to August 1, 2011.

•
On July 29, 2009, the Company obtained individual mortgages for the Holiday Inn Express, Hershey, PA and the Fairfield Inn, Laurel, MD.  The two properties had previously been collateral for our line of credit with T.D. Bank, NA.  Proceeds from these mortgages were approximately $13,300 and were used to pay down our outstanding line of credit balance.  Each of the mortgages has a fixed interest rate of 6.50% and a maturity date of July 2014.

•
On August 7, 2009, the Company refinanced its $29,824 mortgage loan for the Hilton Garden Inn, TriBeCa, NY.  The principal balance of the new mortgage loan remains at $29,824 and has a floating interest rate equal to the Wall Street Journal variable prime rate plus 2.00%, with a minimum interest rate of 8.75% and a maturity date of July 2012.

Sale of Common Shares

On August 4, 2009, the Company entered into a purchase agreement with Real Estate Investment Group L.P. (REIG), pursuant to which the Company sold 5,700,000 Class A common shares of beneficial interest at a price of $2.50 per share to REIG for gross proceeds of $14,250.  REIG is a Bermuda limited partnership, whose general partner and majority limited partner is Tyrus S.A., a Uruguayan sociedad anónima wholly-owned by IRSA Inversiones y Representaciones Sociedad Anónima, an Argentine sociedad anónima (“IRSA”).  IRSA is publicly traded on the Buenos Aires Stock Exchange and the New York Stock Exchange.  We also granted REIG the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share, which shall be exercisable through August 4, 2014.  If at any time after August 4, 2011 the closing price for the our common shares on the New York Stock Exchange exceeds $5.00 for 20 consecutive trading days, the Company may call in and cancel the option in exchange for issuance of common shares to REIG with an aggregate value equal to the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the number of common shares remaining under the option.

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

General

As of June 30, 2009, we owned interests in 77 hotels, located primarily in the eastern United States, including interests in 18 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of June 30, 2009, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

During the six months ended June 30, 2009, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. The recessionary environment in 2009 has and will continue to negatively impact overall lodging demand and our results of operations and financial condition.  For the three and six months ended June 30, 2009, we have seen decreases in Average Daily Rate (“ADR”), occupancy, and Revenue Per Available Room (“RevPAR”) due to these economic factors as compared to the three and six months ended June 30, 2008.

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

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and six months ended June 30, 2009 and 2008:

CONSOLIDATED HOTELS:
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Variance	2009	2008	% Variance

Rooms Available	599,012	545,896	9.7%	1,182,392	1,083,025	9.2%
Rooms Occupied	439,598	426,881	3.0%	770,973	779,023	-1.0%
Occupancy	73.39%	78.20%	-4.8%	65.20%	71.93%	-6.7%
Average Daily Rate (ADR)	$126.01	$143.17	-12.0%	$124.50	$138.92	-10.4%
Revenue Per Available Room (RevPAR)	$92.48	$111.96	-17.4%	$81.18	$99.93	-18.8%

Room Revenues	$55,395,814	$61,118,556	-9.4%	$95,987,832	$108,223,779	-11.3%
Hotel Operating Revenues	$57,972,622	$63,709,401	-9.0%	$100,543,815	$112,942,860	-11.0%

The following table outlines operating results for the three months and six months ended June 30, 2009 and 2008, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Variance	2009	2008	% Variance

Rooms Available	239,670	239,694	0.0%	476,730	479,388	-0.6%
Rooms Occupied	162,475	181,654	-10.6%	297,473	344,889	-13.7%
Occupancy	67.79%	75.79%	-8.0%	62.40%	71.94%	-9.5%
Average Daily Rate (ADR)	$132.28	$150.59	-12.2%	$129.87	$144.51	-10.1%
Revenue Per Available Room (RevPAR)	$89.68	$114.12	-21.4%	$81.04	$103.96	-22.1%

Room Revenues	$21,492,644	$27,354,813	-21.4%	$38,633,616	$49,839,014	-22.5%
Total Revenues	$27,575,096	$35,516,710	-22.4%	$50,028,757	$65,324,156	-23.4%

RevPAR for the three and six months ended June 30, 2009 decreased 17.4% and 18.8%, respectively, for our consolidated hotels and decreased 21.4% and 22.1% for the three and six months ended June 30, 2009, respectively, for our unconsolidated hotels when compared to the same period in 2008.  This decrease in RevPAR has been caused by decreases in both occupancy and ADR and is primarily due to deteriorating economic conditions in 2009, as discussed above.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 TO JUNE 30, 2008
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for three months ended June 30, 2009 consisted of hotel operating revenues, interest income from our development loan program, land lease revenue, and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues decreased $5,736 or 9.0%, from $63,709 for the three months ended June 30, 2008 to $57,973 for the same period in 2009.  This decrease resulted from decreases in both ADR and occupancy.  ADR decreased 12.0% decrease in ADR from $143.17 per room for the three months ended June 30, 2008 to $126.01 per room during the same period in 2009.  Our occupancy rate decreased from approximately 78.2% during the three months ended June 30, 2008 to approximately 73.4% for the same period in 2009.

The decrease in hotel operating revenues was only partially offset by the additional hotel operating revenues attributed to the acquisitions consummated since June 30, 2008.  We acquired interests in the following three consolidated hotels since June 30, 2008:

Brand	Location	Acquisition Date	Rooms

nu Hotel	Brooklyn, NY	7/7/2008*	93
Hampton Inn & Suites	Smithfield, RI	8/1/2008	101
Hilton Garden Inn	TriBeCa, New York, NY	5/1/2009	151

			345
*The property was purchased on 1/14/2008, but did not open for business until 7/7/2008.

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 20.0%. Interest income from development loans receivable was $2,166 for the three months ended June 30, 2009 compared to $2,153 for the same period in 2008.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  On June 30, 2009, we amended four development loans, with an aggregate principal balance of $40,000 prior to the amendment, to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, $3,310 in accrued interest on these loans was added to principal.

Of the $68,810 in development loans receivable outstanding as of June 30, 2009, $15,000, or 21.8%, is invested in hotels that are operating and generating revenue; $32,402, or 47.1%, is invested in hotel construction projects with significant progress made toward completion; and $21,408, or 31.1%, is invested in hotel development projects that are in the early phase of development that includes land acquisition and site preparation.  We monitor our development loan portfolio for indications of impairment considering the current economic environment, the borrowers’ access to other sources of financing to complete their hotel development projects, and the borrowers ability to repay amounts owed to us through the operation or eventual sale of the properties being financed by our loans receivable.  Based on our reviews of each of the development loans receivable, we have concluded, as of June 30, 2009, that no impairment exists, as we believe that all amounts due under each loan will be fully realized.

We own parcels of land which are being leased to hotel developers, some of which are owned in part by certain executives and affiliated trustees of the Company.  Our net investment in these parcels is approximately $23,366. Each land parcel is leased at a minimum rental rate of 10% of our net investment in the land. Additional rents are paid by the lessee for the principal and interest on the mortgage, real estate taxes and insurance.  During the three months ended June 30, 2009, we recorded $1,328 in land lease revenue from these parcels. We incurred $732 in expense related to these land leases resulting in a contribution of $596 to our operating income during the three months ended June 30, 2009.  These leases contributed $645 to our operating income during the three months ended June 30, 2008.  The land in which we had a net investment of $9,882 is to be transferred to its lessee as part of the consideration for our acquisition of the Hilton Garden Inn, TriBeCa, New York, NY. This will decrease our net investment in land leases to $13,484 going forward.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $193, from $342 for the three months ended June 30, 2008 to $149 during the three months ended June 30, 2009.  The decrease in other revenue was due primarily to decreases in asset management fees as a result of declining revenues at the hotels owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses decreased $2,185, or 6.4%, to approximately $31,791 for the three months ended June 30, 2009 from $33,976 for the three months ended June 30, 2008.  As a result of declining hotel operating revenues, our hotel operators implemented cost reduction and cost containment initiatives to reduce hotel operating expenses.  Decreases in our hotel operating expenses resulting from lower occupancies and our operators cost reduction initiatives were partially offset by increases in hotel operating expenses due to the acquisitions consummated since June 30, 2008, as mentioned above. The acquisitions also resulted in a $1,395, or 14.7%, increase in depreciation and amortization from $9,505 for the three months ended June 30, 2008 to $10,900 for the three months ended June 30, 2009. Real estate and personal property tax and property insurance increased $574, or 20.4%, in the three months ended June 30, 2009 when compared to the same period in 2008 primarily from increases in assessments and rates at certain of the hotel properties.  Insurance expense remained flat for the two periods.

As a result of cost reduction and cost containment initiatives put in place at a corporate level, general and administrative expense decreased $104, or 7.0%, from $1,478, for the three months ended June 30, 2008 to $1,374 for the three months ended June 30, 2009.  Non-cash stock based compensation expense increased $186 when comparing the three months ended June 30, 2009 to the same period in 2008 due to the vesting of a larger number of restricted shares in 2009 when compared to 2008.

Unconsolidated Joint Venture Investments

Loss from unconsolidated joint venture investments for the three months ended June 30, 2009 was approximately $395 compared to income of $1,360 for the same period in 2008.  The loss from unconsolidated joint venture investments was the result of deteriorating revenues in the hotels owned by our unconsolidated joint ventures.  The operating factors impacting the results of our hotels owned by our unconsolidated joint ventures are consistent with those described above in the discussion of our consolidated hotels, and include declining ADR, occupancy and RevPAR.

Net Loss

Net loss applicable to common shareholders for the three months ended June 30, 2009 was $167 compared to net income applicable to common shareholders of $7,025 for the same period in 2008.

Operating income for the three months ended June 30, 2009 was $12,598 compared to operating income of $18,492 during the same period in 2008. The $5,894, or 31.9%, decrease in operating income was primarily the result of declining hotel operating revenues which were only partially offset by decreases in hotel operating expenses.

Interest expense increased $893 from $10,058 for the three months ended June 30, 2008 to $10,951 for the three months ended June 30, 2009. The increase in interest expense is due primarily to the increase in weighted average balance outstanding on our line of credit for the three months ended June 30, 2009 when compared to the same period in 2008.  The increase in interest expense due to larger weighted average balances on our line of credit has only been partially offset by declines in the prevailing interest rates on our variable rate debt.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 TO JUNE 30, 2008
(dollars in thousands, except per room and per share data)

Revenue

Hotel operating revenues decreased $12,399, or 11.0%, from $112,943 for the six months ended June 30, 2008 to $100,544 for the same period in 2009.  This decrease was primarily the result of a 10.4% decrease in ADR from $138.92 per room for the six months ended June 30, 2008 to $124.50 per room during the same period in 2009.  In addition, our occupancy rate decreased from 71.93% during the six months ended June 30, 2008 to 65.20% for the same period in 2009.  The decrease in hotel operating revenues was only partially offset by additional hotel operating revenues attributed to the acquisitions consummated since June 30, 2008 noted above.

Interest income from development loans receivable was $4,563 for the six months ended June 30, 2009 compared to $4,173 for the same period in 2008.  The average balance of development loans receivable outstanding during the six months ended June 30, 2009 was higher than the average balance outstanding during the same period in 2008. This resulted in a $390, or a 9.3%, increase in interest income.

During the six months ended June 30, 2009, we recorded $2,649 in land lease revenue from these parcels. We incurred $1,456 in expense related to these land leases resulting in a contribution of $1,193 to our operating income during the six months ended June 30, 2009.  These leases contributed $1,230 to our operating income during the six months ended June 30, 2008.

Other revenues decreased $229, from $594 for the six months ended June 30, 2008 to $365 during the six months ended June 30, 2009.  The decrease in other revenue was due primarily to decreases in asset management fees as a result of declining revenues at the hotels owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses decreased $3,870, or 6.0%, to approximately $60,141 for the six months ended June 30, 2009 from $64,011 for the six months ended June 30, 2008.  As a result of declining hotel operating revenues, our hotel operators implemented cost reduction and cost containment initiatives to reduce hotel operating expenses.  Decreases in our hotel operating expenses resulting from lower occupancies and cost reduction initiatives implemented by our operators were partially offset by increases in hotel operating expenses due to the acquisitions consummated since June 30, 2008 mentioned above. The acquisitions also resulted in a $2,882, or 15.5%, increase in depreciation and amortization from $18,596 for the six months ended June 30, 2008 to $21,478 for the six months ended June 30, 2009. Real estate and personal property tax and property insurance increased $751, or 12.8%, in the six months ended June 30, 2009 when compared to the same period in 2008 primarily from increases in assessments and rates at certain of the hotel properties.  Insurance expense remained flat for the two periods.

As a result of cost reduction and cost containment initiatives put in place at a corporate level, general and administrative expense decreased $183, or 6.0%, from $3,036 for the six months ended June 30, 2008 to $2,853 for the six months ended June 30, 2009.  Non-cash stock based compensation expense increased $294 when comparing the three months ended June 30, 2009 to the same period in 2008 due the vesting of a larger number of restricted shares in 2009 when compared to 2008.

Unconsolidated Joint Venture Investments

Loss from unconsolidated joint venture investments for the six months ended June 30, 2009 was approximately $1,724 compared to income of $622 for the same period in 2008.  The loss from unconsolidated joint venture investments was the result of deteriorating revenues in the hotels owned by our unconsolidated joint ventures.  The operating factors impacting the results of our hotels owned by our unconsolidated joint ventures are consistent with those described above in our discussion of our consolidated hotel, and include declining ADR, occupancy and RevPAR.

Net Loss

Net loss applicable to common shareholders for six months ended June 30, 2009 was $9,997 compared to net income applicable to common shareholders of $2,947 for the same period in 2008.

Operating income for the six months ended June 30, 2009 was $14,036 compared to operating income of $26,321 during the same period in 2008. The $12,285, or 46.7%, decrease in operating income was primarily the result of declining hotel operating revenues which were only partially offset by decreases in hotel operating expenses.

Interest expense increased $1,018 from $20,308 for the six months ended June 30, 2008 to $21,326 for the six months ended June 30, 2009. The increase in interest expense is due primarily to the increase in weighted average balance outstanding on our line of credit for the six months ended June 30, 2009 when compared to the same period in 2008.  The increase in interest expense due to larger weighted average balances on our line of credit has only been partially offset by declines in the prevailing interest rates on our variable rate debt.

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

Subsequent to June 30, 2009, we completed the refinancing of mortgage loans with an aggregate principal balance of $19,750 that was originally scheduled to mature in 2009.  In connection with this refinancing activity, we repaid principal of $1,750 and the remaining $18,000 principal balance was refinanced at favorable terms when compared to the original loans.  These loans will now mature in 2011.  See “Note 13 – Subsequent Events” for more information regarding the refinancing of these loans.  In addition to refinancing mortgage loans, we sold four hotel properties subsequent to June 30, 2009.  As a result of these dispositions we have been relieved of $18,708 in mortgage loan obligations; $12,732 of which was due in 2009.  See “Note 12 – Discontinued Operations” for more information regarding the disposition of these properties.  Finally as part of the consideration for our acquisition of the Hilton Garden Inn, TriBeCa, New York, NY, we are transferring a parcel of land to the seller, who will assume a $12,100 mortgage loan encumbering the parcel.  This mortgage loan matures in 2009 and upon assumption of this mortgage loan, we will have no further obligations with respect to this debt.  The refinancing, the sale of properties, and the transfer of land has the aggregate effect of eliminating our 2009 maturities, leaving only principal amortization due for the remainder of the year.  Also, subsequent to June 30, 2009, we have leveraged some of our existing unencumbered assets as an additional source of funds and used $13,000 in proceeds to pay down our line of credit.  See “Note 13 – Subsequent Events” for more information regarding the mortgage loans we have entered into with respect to certain properties.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. We currently expect that cash requirements for all debt coming due on or before December 31, 2009 that is not refinanced by our existing lenders will be met through a combination of refinancing the existing debt with new lenders and draws on the remaining capacity on our existing credit facility.

During the quarter ended June 30, 2009, we entered into a sales agreement with an investment bank which allows us to sell Class A common shares in “at the market” offerings and in privately negotiated transactions.  The sales agreement allows us to instruct the investment bank to solicit sales of our common shares in quantities and at prices we determine.  The agreement also allows us discretion to suspend the solicitation of sales of our common shares.  During the three months ended June 30, 2009, we sold 72,500 shares and subsequent to June 30, 2009 we have sold an additional 133,000 shares.  Net proceeds from these sales have been $517 after the payment of fees but before expenses of the program.

On August 4, 2009, we sold 5,700,000 Class A common shares of beneficial interest at a price of $2.50 per share and granted the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share.  The option is exercisable through August 4, 2014.  If at any time after August 4, 2011 the closing price for the our common shares on the New York Stock Exchange exceeds $5.00 for 20 consecutive trading days, the we may call in and cancel the option in exchange for issuance of common shares with an aggregate value equal to the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the number of common shares remaining under the option.  Proceeds from this offering were used to pay down amounts outstanding under our line of credit.

Development Loans Receivable

This borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of June 30, 2009 we have $68,810 in development loan principal receivable and $2,474 in accrued interest receivable on these loans.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  We expect certain development loan borrowers to take advantage of these extension options.

In addition, we have modified the contractual terms of four development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $3,310 of accrued interest was added to loan principal on June 30, 2009.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

Acquisitions

Each of our development loans provides us with a right of first offer on hotels constructed through the development loan program.  We converted $18,000 in principal and $1,555 in interest due to us on certain development loans into equity interests in the Hilton Garden Inn, TriBeCa, New York, NY.  We plan to convert the principal and interest due to us on additional development loans into equity interests in the hotels developed allowing us to acquire new hotel properties without a significant outlay of cash.

Some of the purchase agreements for some of our previous acquisitions contain certain earn-out provisions that entitle the seller to a payment based on operating metrics of the hotel properties.  One such earn-out provision expires on December 31, 2009 and if the thresholds stipulated in the agreement are met we would have to pay up to $6,000.  Based on results of the properties through June 30, 2009, we believe no amounts will be due under this earn-out provision.

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

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit.  We believe that the net cash provided by operations in the third and fourth quarter of this year will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws.  In the second quarter of 2009, the Company reduced its second quarter dividend by approximately 72% in order to preserve cash. This action is anticipated to strengthen our liquidity.

Owning hotels is a capital intensive enterprise.  Hotels are expensive to acquire or build and require regular significant capital expenditures to satisfy guest expectations.  However, even with the current depressed cash flows, we project that our operating cash flow will be sufficient to pay for almost all of our liquidity and other capital needs over the next twelve to eighteen months.

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. Our operators have implemented a policy of limiting capital expenditures in the current year to only those projects that impact safety of our guests or preserve the value of our assets.  As such, we have reduced amounts spent on capital improvements during the three and six months ended June 30, 2009 when compared to the same periods in 2008 and we expect to continue this trend over the next twelve months.  While we have reduced the amounts we are spending on capital expenditures, we may be required to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests.

Cash Flow Analysis

Net cash provided by operating activities declined $13,417, or 59.1%, from $22,717 for the six months ended June 30, 2008 to $9,300 for the same period in 2009.  Primarily as a result of declining ADR and occupancy at our wholly owned hotel properties, income before depreciation and amortization decreased $12,270 during the six months ended June 30, 2009 when compared to the same period in 2008.  In addition, the modification of four development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments resulted in $2,061 in current year development loan interest income that was added to principal and is not currently a source of operating cash.

Net cash used in investing activities for the year ended December 31, 2008 decreased $72,899, from $84,379 in the six months ended June 30, 2008 compared to $11,480 for the six months ended June 30, 2009.  During six months ended June 30, 2008, we acquired five properties for a total purchase price of $103,025, including the assumption of $23,800 in mortgage debt, the assumption of $290 of operating liabilities and the issuance of units in our operating partnership valued at $21,623 resulting in net cash paid for acquisitions of $57,312.  During the same period in 2009, we acquired one property for a total purchase price of $67,000, including the assumption of $29,824 in mortgage debt, the assumption of $1,322 of operating liabilities, the conversion of $19,555 in development loans and accrued interest, the conveyance of land and accrued rent receivable with a net value of $10,118 and cash held back at settlement of $1,387 resulting in net cash paid for acquisitions of $4,794.  We decreased our capital expenditures from $13,022 during the six months ended June 30, 2008 to $4,033 during the same period in 2009. This decrease was the result of our initiatives to defer all non-essential capital expenditures.  In addition, cash used to invest in development loans receivable, net of repayments, was $14,284 for the six months ended June 30, 2008 compared to $2,000 for the same period in 2009.

Net cash used in financing activities for the six months ended June 30, 2009 was $826 compared to cash provided by financing activities of $66,307 during the same period in 2008.  During the six months ended June 30, 2008, we issued 6,600,000 common shares resulting in net proceeds of $62,009. As a result of this common stock issuance and issuance of common units in connection with hotel acquisitions in 2008, dividends paid to common shareholders and common unit holders increased $3,101.  This increase in dividends and distributions paid will be offset in future periods by a decrease in the rate of dividends and distributions, as the Company reduced its quarterly common dividend rate by 72.2% from $0.18 per share to $0.05 per share beginning with the dividend and distribution payment in July of 2009.  Net proceeds from mortgages and notes payable were $29,292 during the six months ended June 30, 2008 compared to net cash used to repay mortgages and notes payable of $3,131 for the same period in 2009.  Net proceeds from our credit facility were $25,100 during the six months ended June 30, 2009 compared to net proceeds of $3,900 during the same period in 2008.  The increase in borrowings from our credit facility is a result of a decrease in availability of mortgage financing to fund investing activities.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net (loss) income applicable to common shares	$(167)	$7,025	$(9,997)	$2,947
Income (loss) allocated to noncontrolling interest	451	1,737	(1,602)	730
Loss (income) from unconsolidated joint ventures	395	(1,360)	1,724	(622)
Depreciation and amortization	10,900	9,505	21,478	18,596
Depreciation and amortization from discontinued operations	350	507	710	1,038
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	(287)	(302)	(75)	(62)
Funds from consolidated hotel operations applicable to common shares and Partnership units	11,642	17,112	12,238	22,627

(Loss) income from Unconsolidated Joint Ventures Add:	(395)	1,360	(1,724)	622
Depreciation and amortization of purchase price in excess of historical cost (2)	525	523	1,046	1,046
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,184	2,176	1,725	3,628
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	1,314	4,059	1,047	5,296

Funds from Operations applicable to common shares and Partnership units	$12,956	$21,171	$13,285	$27,923

Weighted Average Common Shares and Units Outstanding
Basic	47,964,818	44,253,641	47,876,175	42,572,390
Diluted	56,711,118	51,700,790	56,622,475	49,885,364

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $12,956 for the three months ended June 30, 2009, which was a decrease of $8,215, or 38.8%, over FFO in the comparable period in 2008, which was $21,171.  FFO was $13,285 for the six months ended June 30, 2009, which was a decrease of $14,638 or 52.4%, over FFO in the comparable period in 2008, which was $27,923.  The decrease in FFO was primarily a result of worsening economic conditions which has caused occupancies and average daily rates to decline at our hotel properties.  The decrease in revenues has only been partially offset by decreases in operating expenses resulting from declines in occupancy and our hotel operators cost reduction initiatives.

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

We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in hotel properties. As of June 30, 2009, based on our analysis, we have determined that the future cash flows of each of our hotel properties is sufficient to recover the carrying value for each property.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investments in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  If the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of June 30, 2009, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

Investment in Development Loans

The Company accounts for the credit risk associated with its development loans receivable by monitoring the portfolio for indications of impairment.  We follow SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” through a methodology that consists of the following:

·	Identifying loans for individual review under SFAS No. 114. In general, these consist of development loans that are not performing in accordance with the contractual terms of the loan.
·
Assessing whether the loans identified for review under SFAS No. 114 are impaired. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.  We determine the amount of impairment by calculating the estimated fair value, discounted cash flows or the value of the underlying collateral.

Based on our reviews of each of the development loans receivable, we have concluded, as of June 30, 2009, that no impairment exists, as we believe the all amounts due under each loan will be fully realized.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. At June 30, 2009 we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate Line of Credit and certain variable rate mortgages and notes payable. At June 30, 2009, we had total variable rate debt outstanding of $196,584 consisting of outstanding borrowings of $113,521 under our line of credit and outstanding borrowings of $83,063 under variable rate mortgages and notes payable.  At June 30, 2009, our variable rate debt outstanding had a weighted average interest rate of 3.81%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at June 30, 2009, would be an increase or decrease in our interest expense for the three months ended June 30, 2009 of $405.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at June 30, 2009, would be an increase or decrease in our interest expense for the six months ended June 30, 2009 of $772.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have three interest rate swaps related to debt on the Four Points by Sheraton, Revere, MA; nu Hotel, Brooklyn, NY; and Hilton Garden Inn, Edison, NJ and one interest rate cap related to debt on the Hotel 373, New York, NY. We do not intend to enter into derivative or interest rate transactions for speculative purposes.  Subsequent to June 30, 2009, the interest rate swap related to debt on the Four Points by Sheraton, Revere, MA matured.  Our interest in this hotel was sold on July 23, 2009.

As of June 30, 2009 approximately 89.1% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 10.9% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2009 to be approximately $543,152, and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2008 approximating $629,116.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at June 30, 2009, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable		2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt		$27,921	$14,330	$31,265	$7,305	$25,066	$480,136	$586,023
Weighted Average Interest Rate		6.04%	6.00%	6.12%	6.11%	6.10%	6.10%	6.08%

Floating Rate Debt		$6,811	$29,401	$9,827	$29,080	$182	$2,082	$77,383
Weighted Average Interest Rate		5.13%	7.05%	8.31%	3.06%	3.06%	3.06%	4.94%
		$34,732	$43,731	$41,092	$36,385	$25,248	$482,218	$663,406

Credit Facility
		-	-	$113,521	-	-	-	113,521
Weighted Average Interest Rate				3.25%				3.25%

Discontinued Operations (1)
		$12,732	$462	$474	$4,571	$17	$452	$18,708
Weighted Average Interest Rate		2.45%	2.46%	2.47%	4.00%	4.00%	4.00%	3.23%

	TOTAL	$47,464	$44,193	$155,087	$40,956	$25,265	$482,670	$795,635

(1)	Discontinued Operations includes Sheraton Four Points - Revere, MA; Mainstay Suites - Frederick, MD; Comfort Inn - Frederick, MD; and Hilton Garden Inn - Gettysburg, PA

The table incorporates only those exposures that existed as of June 30, 2009 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates principal repayments and certain adjustments to reflect:
•	the decrease in principal obligations upon the disposal of properties recorded as discontinued operations and land to be disposed
•	debt refinancing and related principal payments made in connection with debt refinancing that occurred subsequent to June 30, 2009,
•	the Company’s exercise of each of the extension options within its discretion, and
•	the lender’s extension of the maturity of the revolving line of credit extension options.

	2009	2010	2011	2012	2013	Thereafter	Total

Principal repayments due as of June 30, 2009, as noted above	$47,464	$44,193	$155,087	$40,956	$25,265	$482,670	$795,635

Less: Discontinued Operations (1)	(12,732)	(462)	(474)	(4,571)	(17)	(452)	(18,708)

Less: Debt Related to Land Parcel located at 440 West 41st Street, New York, NY to be disposed (2)	(12,100)	-	-	-	-	-	(12,100)

Less: Debt Refinancings (3)
Principal refinanced	(18,000)		18,000				-
Principal payment made in connection with debt refinancing subsequent to June 30, 2009	(1,750)						(1,750)

Adjustment: Originations (4)
Originations	72	225	240	256	274	12,283	13,350
Subsequent Credit Facility Pay Down				(13,000)			(13,000)

Adjustments: Extension Options
Hotel 373 - 5th Avenue, New York, NY (5)	-	(22,000)	-	22,000	-	-	-
Hilton Garden Inn TriBeCa - New York, NY (6)	-	-	-	(29,824)	-	29,824	-
nu Hotel Brooklyn - New York, NY (7)	-	-	(18,000)	-	18,000	-	-
Hilton Garden Inn - Edison, NJ (8)	-	-	(6,632)	6,632	-	-	-
TownePlace Suites - Harrisburg, PA (9)	-	-	(9,250)	9,250	-	-	-
Line of Credit Facility (10)	-	-	(113,521)	113,521	-	-	-

PRO FORMA AMORTIZATION	$2,954	$21,956	$25,450	$145,220	$43,522	$524,325	$763,427

(1)  Discontinued Operations:  represents debt on the Sheraton Four Points, Revere, MA; Mainstay Suites, Frederick, MD; Comfort Inn, Frederick, MD; and Hilton Garden Inn,  Gettysburg, PA which were sold subsequent to June 30, 2009.  Debt was recorded as "liabilities related to assets held for sale" on our consolidated balance sheet as of June 30, 2009.
(2)  Represents mortgage debt on a parcel of land that is being transferred to the land's lessee as part of the consideration for our acquisition of our interest in York Street, LLC, the owner of the Hilton Garden Inn, TriBeCa, New York, NY.  See "Note 2 - Investment in Hotel Properties" of our consolidated financial statements for a discussion of our acquisition of York Street, LLC.
(3)  Refinancings represent the refinancing of a $13,250 mortgage loan on a land parcel located at 39th Street & 8th Avenue, New York, NY and a $6,500 mortgage loan on a land parcel at Nevins Street, Brooklyn, NY.  We paid down $1,750 in principal on these two mortgage loans at the time of refinancing.  The principal balance of the refinanced mortgage loan on the land parcel at 39th Street and 8th Avenue, New York, NY is $12,000 and matures in July of 2011.  The principal balance of the refinanced mortgage loan on the land parcel at Nevins St, Brooklyn, NY is $6,000 and matures in August of 2011.  Both mortgage loans are interest only at the Wall Street Journal variable prime rate plus 1.0% with a minimum interest rate of 6.875%.
(4) Originations represent the $6,000 mortgage loan origination obtained for the Holiday Inn Express, Hershey, PA and the $7,350 mortgage loan origination obtained for the Fairfield Inn, Laurel, MD.  Each of the mortgage loans which were originated subsequent to June 30, 2009 have a fixed rate of interest of 6.50% and mature in July of 2014.  These two properties had previously been pledged as collateral for our revolving line of credit facility.  The net loan proceeds of both mortgages of approximately $13,000 were used to pay down the credit facility.
(5) Represents mortgage debt on the Hotel 373 - 5th Avenue, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from May of 2010 to May of 2012.
(6) Represents mortgage debt on the Hilton Garden Inn, TriBeCa, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from July of 2012 to July of 2014.
(7) Represents mortgage debt on the nu Hotel Brooklyn, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2013.
(8) Represents mortgage debt on the Hilton Garden Inn, Edison, NY which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2012.
(9) Represents the mortgage debt on the TownePlace Suites, Harrisburg, PA which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from July of 2011 to July of 2012.
(10) Represents the revolving line of credit, which contains a one-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from December of 2011 to December of 2012. There can be no assurance that the lenders will agree to extend the maturity on the revolving line of credit.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2009.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           The annual meeting of the shareholders (the “Annual Meeting”) of the Company was held on Thursday, May 21, 2009.

(b)           The following Class I Trustees were elected at the 2008 Annual Meeting and will continue to serve as trustees until the 2010 Annual Meeting or the earlier of their resignation or removal:

•	Donald J. Landry
•	Thomas S. Capello
•	Jay H. Shah
•	Thomas J. Hutchison III

(c)	At the Annual Meeting, the shareholders of the Company voted as follows:

(1) The election of the following Class II trustees to serve until the annual meeting of shareholders in 2011:

TRUSTEE	FOR	AGAINST	WITHHOLD	BROKER NON-VOTES
Hasu P. Shah	37,361,669	N/A	7,528,827	N/A
Michael A. Leven	40,973,202	N/A	3,917,295	N/A
Kiran P. Patel	36,761,787	N/A	8,128,710	N/A
John M. Sabin	40,974,255	N/A	3,916,241	N/A

(2) The ratification of the appointment of KPMG LLP to serve as independent auditors of the Company for 2009:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
41,853,260	2,902,373	134,862	N/A

Item 5. Other Information.

On August 5, 2009, the Compensation Committee awarded performance shares pursuant to our 2008 Equity Incentive Plan to the executive officers named in the table below:

Name	Number of Performance Share
Jay H. Shah	136,250
Neil H. Shah	136,250
Ashish R. Parikh	54,500
Michael R. Gillespie	27,250

All performance share awards were granted effective August 5, 2009 pursuant to the 2008 Equity Incentive Plan and the terms of a performance share award agreement.

If the “20-day VWAP” during the “measurement period” is at least $3.00 but less than $4.00, the executives will earn the following number of performance shares:  Mr. J. Shah—41,667 shares; Mr. N. Shah—41,667 shares; Mr. Parikh—16,667 shares; and Mr. Gillespie—8,333 shares.

If the 20-day VWAP during the measurement period is at least $4.00 but less than $5.00, the executives will earn the following number of additional performance shares:  Mr. J. Shah—31,250 shares; Mr. N. Shah—31,250 shares; Mr. Parikh—12,500 shares; and Mr. Gillespie—6,250 shares.

If the 20-day VWAP during the measurement period is $5.00 or more, the executives will earn the following number of additional performance shares:  Mr. J. Shah—30,000 shares; Mr. N. Shah—30,000 shares; Mr. Parikh—12,000 shares; and Mr. Gillespie—6,000 shares.

Following the last day of the measurement period and subject to the discretion of the Compensation Committee, if during the measurement period the 20-day VWAP is at least $3.00, the executives may earn the following number of additional performance shares:  Mr. J. Shah—33,333 shares; Mr. N. Shah—33,333 shares; Mr. Parikh—13,333 shares; and Mr. Gillespie—6,667 shares.

For purposes of the performance share award agreements, the term “20-day VWAP” means the volume weighted average of the closing price of our Class A common shares during a period of 20 consecutive days on which our Class A common shares are traded on the New York Stock Exchange, and the term “measurement period” means the period beginning on August 5, 2009 and ending on August 4, 2010.

Performance shares that have not previously been earned will be earned upon a change of control and upon a termination of the executives employment without cause before the last day of the measurement period, subject to certain conditions.  Performance shares that are earned will be settled by the issuance of an equivalent number of Class A common shares.

In addition, on August 5, 2009, the Compensation Committee approved a 5% increase in the base salary payable to the executive officers named above, retroactive as of January 1, 2009.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Amendment to the Amended and Restate Declaration of Trust.

10.1
Purchase Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima.*

10.2
Investor Rights and Option Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P., IRSA Inversiones y Representaciones Sociedad Anónima and Eduardo S. Elsztain.*

10.3	Registration Rights Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima.*

10.4	Trustee Designation Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima.*

10.5	Sales Agreement, dated June 12, 2009, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Cantor Fitzgerald & Co.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHA HOSPITALITY TRUST

August 7, 2009	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer