Form 10-Q
period 2009-09-30
HERSHA HOSPITALITY TRUST
filed 2009-11-05
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐ Yes  ☒ No

As of September 30, 2009, the number of Priority Class A Common Shares of Beneficial Interest outstanding was 56,473,120.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 [UNAUDITED] AND DECEMBER 31, 2008
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	September 30, 2009	December 31, 2008
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$936,031	$982,082
Investment in Unconsolidated Joint Ventures	44,042	46,283
Development Loans Receivable	47,990	81,500
Cash and Cash Equivalents	12,494	15,697
Escrow Deposits	15,588	12,404
Hotel Accounts Receivable, net of allowance for doubtful accounts of $88 and $120	9,784	6,870
Deferred Financing Costs, net of Accumulated Amortization of $3,756 and $3,606	8,831	9,157
Due from Related Parties	3,138	3,595
Intangible Assets, net of Accumulated Amortization of $738 and $595	7,529	7,300
Other Assets	13,095	13,517
Assets Held for Sale	21,073	-

Total Assets	$1,119,595	$1,178,405

Liabilities and Equity:
Line of Credit	$80,000	$88,421
Mortgages and Notes Payable, net of unamortized discount of $52 and $61	640,470	655,360
Accounts Payable, Accrued Expenses and Other Liabilities	17,997	17,745
Dividends and Distributions Payable	4,232	11,240
Due to Related Parties	90	302
Liabilities Related to Assets Held for Sale	20,908	-

Total Liabilities	763,697	773,068

Redeemable Noncontrolling Interests - Common Units (Note 1)	$15,391	$18,739

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at September 30, 2009 and December 31, 2008	24	24
Common Shares - Class A, $.01 Par Value, 150,000,000 and 80,000,000 Shares Authorized at September 30, 2009 and December 31, 2008, 56,473,120 and 48,276,222 Shares Issued and Outstanding at September 30, 2009 and December 31, 2008, respectively	564	483
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(160)	(109)
Additional Paid-in Capital	483,226	463,772
Distributions in Excess of Net Income	(171,752)	(114,207)
Total Shareholders' Equity	311,902	349,963

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	28,329	34,781
Noncontrolling Interests - Consolidated Joint Ventures	276	1,854
Total Noncontrolling Interests	28,605	36,635

Total Equity	340,507	386,598

Total Liabilities and Equity	$1,119,595	$1,178,405

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Hotel Operating Revenues	$60,245	$68,471	$160,346	$180,912
Interest Income from Development Loans	1,427	1,586	5,990	5,759
Other Revenues	185	257	575	914
Total Revenues	61,857	70,314	166,911	187,585

Operating Expenses:
Hotel Operating Expenses	33,563	37,530	93,276	101,082
Hotel Ground Rent	292	308	876	750
Real Estate and Personal Property Taxes and Property Insurance	3,788	3,194	10,364	9,013
General and Administrative	1,512	1,457	4,362	4,490
Stock Based Compensation	579	416	1,500	1,043
Acquisition and Terminated Transaction Costs	32	21	76	211
Impairment of Development Loans Receivable	21,408	-	21,408	-
Depreciation and Amortization	10,924	10,221	32,122	28,543
Total Operating Expenses	72,098	53,147	163,984	145,132

Operating (Loss) Income	(10,241)	17,167	2,927	42,453

Interest Income	49	69	159	252
Interest Expense	11,129	10,458	32,170	30,473
Other Expense	29	24	110	73
Loss on Debt Extinguishment	-	1,417	-	1,417
(Loss) Income before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	(21,350)	5,337	(29,194)	10,742

(Loss) Income from Unconsolidated Joint Venture Investments	(606)	1,629	(2,330)	2,251

(Loss) Income from Continuing Operations	(21,956)	6,966	(31,524)	12,993

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	1,868	-	1,868	-
Impairment of Assets Held for Sale	(17,683)	-	(17,683)	-
(Loss) Income from Discontinued Operations	(164)	794	205	844
(Loss) Income from Discontinued Operations	(15,979)	794	(15,610)	844

Net (Loss) Income	(37,935)	7,760	(47,134)	13,837

Loss (Income) Allocated to Noncontrolling Interests	5,560	(1,425)	7,162	(2,156)
Preferred Distributions	(1,200)	(1,200)	(3,600)	(3,600)

Net (Loss) Income applicable to Common Shareholders	$(33,575)	$5,135	$(43,572)	$8,081

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.39)		$0.10		$(0.62)		$0.16
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.26)		0.01		(0.27)		0.02

Net (Loss) Income applicable to Common Shareholders	$(0.65)		$0.11		$(0.89)		$0.18

DILUTED
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.39	) *	$0.10	*	$(0.62	) *	$0.16	*
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.26	) *	0.01	*	(0.27	) *	0.02	*

Net (Loss) Income applicable to Common Shareholders	$(0.65	) *	$0.11	*	$(0.89	) *	$0.18	*

Weighted Average Common Shares Outstanding:
Basic	51,878,482		47,764,168		49,187,465		44,315,615
Diluted	51,878,482	*	47,764,168	*	49,187,465	*	44,315,615	*

*
Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended September 30, 2009 and 2008 were 8,705,195 and 8,751,009, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the nine months ended September 30, 2009 and 2008 were 8,732,448 and 7,795,818, respectively.  Unvested stock awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2008 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Shareholders' Equity							Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2008	$24	$483	$-	$463,772	$(109)	$(114,207)	$349,963	$34,781	$1,854	$36,635	$386,598	$18,739

Unit Conversion	-	-	-	255	-	-	255	(255)	-	(255)	-	-
Common Share Issuance, net of costs	-	73	-	17,648	-	-	17,721	-	-	-	17,721	-
Dividends and Distribution declared:
Distribution to noncontrolling interest in consolidated joint venture	-	-	-	-	-	-	-	-	(124)	(124)	(124)	-
Preferred Shares ($1.50 per share)	-	-	-	-	-	(3,600)	(3,600)	-	-	-	(3,600)	-
Common Shares ($0.28 per share)	-	-	-	-	-	(13,973)	(13,973)	-	-	-	(13,973)	-
Common Units ($0.28 per share)	-	-	-	-	-	-	-	(1,588)	-	(1,588)	(1,588)	(858)
Dividend Reinvestment Plan	-	-	-	22	-	-	22	-	-	-	22	-
Stock Based Compensation
Restricted Share Award Grants	-	8	-	(8)	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	1,382	-	-	1,382	-	-	-	1,382	-
Performance Share Grants	-	-	-	70	-	-	70	-	-	-	70	-
Share Grants to Trustees	-	-	-	85	-	-	85	-	-	-	85	-
Disposition of Consolidated Joint Venture	-	-	-	-	-	-	-	-	(1,391)	(1,391)	(1,391)	-
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	(51)	-	(51)	-	-	-	(51)	-
Net Loss	-	-	-	-	-	(39,972)	(39,972)	(4,609)	(63)	(4,672)	(44,644)	(2,490)
Total Comprehensive Loss							(40,023)	(4,609)	(63)	(4,672)	(44,695)	(2,490)

Balance at September 30, 2009	$24	$564	$-	$483,226	$(160)	$(171,752)	$311,902	$28,329	$276	$28,605	$340,507	$15,391

Balance at December 31, 2007	$24	$412	$-	$397,127	$(23)	$(67,135)	$330,405	$42,845	$1,908	$44,753	$375,158	$-

Unit Conversion	-	2	-	1,371	-	-	1,373	(1,373)	-	(1,373)	-	-
Reallocation of Noncontrolling Interest	-	-	-	1,682	-	-	1,682	(1,682)	-	(1,682)	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	21,624	-	21,624	21,624	-
Common Share Issuance, net of costs	-	66	-	61,779	-	-	61,845	-	-	-	61,845	-
Dividends and Distribution declared:
Preferred Shares ($1.50 per share)	-	-	-	-	-	(3,600)	(3,600)	-	-	-	(3,600)	-
Common Shares ($0.54 per share)	-	-	-	-	-	(24,772)	(24,772)	-	-	-	(24,772)	-
Common Units ($0.54 per share)	-	-	-	-	-	-	-	(4,469)	-	(4,469)	(4,469)	-
Dividend Reinvestment Plan	-	-	-	23	-	-	23	-	-	-	23	-
Stock Based Compensation
Restricted Share Award Grant	-	3	-	(3)	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	989	-	-	989	-	-	-	989	-
Share Grants to Trustees	-	-	-	91	-	-	91	-	-	-	91	-
Comprehensive Income (Loss):
Other Comprehensive Income	-	-	-	-	162	-	162	-	-	-	162	-
Net Income (Loss)	-	-	-	-	-	11,681	11,681	2,054	102	2,156	13,837	-
Total Comprehensive Income (Loss)							11,843	2,054	102	2,156	13,999	-

Balance at September 30, 2008	$24	$483	$-	$463,059	$139	$(83,826)	$379,879	$58,999	$2,010	$61,009	$440,888	$-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS]

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities:
Net (loss) income	$(47,134)	$13,837
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of hotel properties	(1,868)	-
Impairment of development loans receivable and assets held for sale	39,091	-
Loss on debt extinguishment	-	1,435
Depreciation	33,095	30,343
Amortization of intangible assets and deferred costs	1,718	1,346
Interest income from development loans paid in-kind	(2,649)	-
Equity in loss (income) of unconsolidated joint venture investments	2,330	(2,251)
Distributions from unconsolidated joint venture investments	400	2,991
Gain recognized on change in fair value of derivative instrument	(173)	(18)
Stock based compensation	1,500	1,043
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(2,993)	(2,259)
Escrow Deposits	(3,184)	2,612
Other assets	(4,277)	(1,872)
Due from related parties	1,432	(1,272)
Increase (decrease) in:
Due to related parties	(1,262)	(1,066)
Accounts payable, accrued expenses and other liabilities	(1,767)	383
Net cash provided by operating activities	14,259	45,252

Investing activities:
Purchase of hotel property assets	(5,994)	(62,609)
Capital expenditures	(5,237)	(16,946)
Proceeds from disposition of hotel properties	8,495	-
Cash paid for franchise fee intangible	(126)	(57)
Investment in development loans receivable	(2,000)	(40,700)
Repayment of development loans receivable	-	16,416
Repayment of notes receivable	-	1,350
Distributions from unconsolidated joint venture investments	-	350
Advances and capital contributions to unconsolidated joint venture investments	(492)	(97)
Net cash used in investing activities	(5,354)	(102,293)

Financing activities:
(Repayments of) proceeds from borrowings under line of credit, net	(8,421)	7,700
Principal repayment of mortgages and notes payable	(36,395)	(24,306)
Proceeds from mortgages and notes payable	42,138	51,780
Cash paid for deferred financing costs	(17)	(85)
Proceeds from issuance of common shares, net of issuance costs	17,716	61,845
Distributions to noncontrolling interests in consolidated joint venture	(124)	-
Dividends paid on common shares	(19,819)	(23,501)
Dividends paid on preferred shares	(3,600)	(3,600)
Distributions paid on common units	(3,586)	(4,168)
Net cash (used in) provided by financing activities	(12,108)	65,665

Net (decrease) increase in cash and cash equivalents	(3,203)	8,624
Cash and cash equivalents - beginning of period	15,697	12,327

Cash and cash equivalents - end of period	$12,494	$20,951

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (“HHLP”), which is indirectly the sole general partner of the subsidiary partnerships.

Sale of Common Shares

On August 4, 2009, we entered into a purchase agreement with Real Estate Investment Group L.P. (“REIG”), pursuant to which we sold 5,700,000 Class A common shares of beneficial interest at a price of $2.50 per share to REIG for gross proceeds of $14,250.  REIG is a Bermuda limited partnership, whose general partner and majority limited partner is Tyrus S.A., a stock corporation organized under the laws of the Republic of Uruguay that is wholly-owned by IRSA Inversiones y Representaciones Sociedad Anónima, a stock corporation organized under the laws of the Republic of Argentina (“IRSA”).  We also granted REIG the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share, which shall be exercisable through August 4, 2014.  If at any time after August 4, 2011 the closing price for our common shares on the New York Stock Exchange exceeds $5.00 for 20 consecutive trading days, we may call in and cancel the option in exchange for issuance of common shares to REIG with an aggregate value equal to the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the number of common shares remaining under the option.

On June 12, 2009, we entered into a sales agreement with a broker-dealer acting as a sales agent, under which it may offer and sell up to 15,000,000 Class A common shares of beneficial interest.  Sales of shares under this agreement, if any, may be made by any method permitted by law deemed to be an “at the market offering” and in privately negotiated transactions.  The sales agent is to use its commercially reasonable efforts consistent with its normal trading and sales practice to sell the shares as directed by the Company.  The sales agent is entitled to compensation equal to 2.75% of the gross sales price per share for any shares sold under the agreement.  Under the sales agreement, during the three months ended September 30, 2009, we sold 1,479,000 shares with net proceeds of $4,436 and during the nine months ended September 30, 2009, we sold 1,551,500 with net proceeds of $4,620.

Noncontrolling Interest

Effective January 1, 2009, we adopted a new accounting standard which defines a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Under this standard, such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the Company’s equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.

In accordance with US GAAP, we classify securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the issuer, outside of permanent equity in the consolidated balance sheet.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considers the guidance in US GAAP to evaluate whether the Company controls the actions or events necessary to issue the maximum number of common shares that could be required to be delivered at the time of settlement of the contract.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

We have reclassified the noncontrolling interests of our consolidated joint ventures from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests totaled $276 as of September 30, 2009 and $1,854 as of December 31, 2008.  In addition, certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) were reclassified from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests of Nonredeemable Common Units totaled $28,329 as of September 30, 2009 and $34,781 as of December 31, 2008.  As of September 30, 2009, there were 5,637,558 Nonredeemable Common Units outstanding with a fair market value of $17,476, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

Certain common units of limited partnership interests in HHLP (“Redeemable Common Units”) have been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units serve as collateral contains a provision that could result in a net cash settlement outside of the control of the Company.  As a result, the Redeemable Common Units will continue to be classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under US GAAP.  The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of September 30, 2009, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $9,499.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the New York Stock Exchange on such date.  As of September 30, 2009 and December 31, 2008, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $15,391 and $18,739, respectively, since historical cost exceeded the Redeemable Common Units redemption value as of each such date.

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement that established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  This standard is effective for interim and annual periods ending after September 15, 2009.  The Company has adopted this standard in accordance with US GAAP.

Subsequent Events

In May 2009, the FASB issued a pronouncement that sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Our adoption of this statement did not impact our consolidated financial condition and results of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

Business Combinations

On January 1, 2009, we adopted a pronouncement that requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The adoption of this standard could have a material effect on the Company’s financial statements and the Company’s future financial results to the extent the Company acquires significant amounts of real estate assets.  Under this standard, costs related to future acquisitions will be expensed as incurred compared to the Company’s practice prior to the adoption of this standard of capitalizing such costs and amortizing them over the useful life of the acquired assets.  In addition, to the extent the Company enters into acquisition agreements after the adoption of this standard with earn-out provisions, a liability may be recorded at the time of acquisition based on an estimate of the earn-out to be paid compared to our current practice of recording a liability for the earn-out when amounts are probable and determinable.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued a standard that requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of this pronouncement on January 1, 2009 did not have a material effect on our consolidated financial condition and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB ratified a pronouncement which clarifies how to account for certain transactions involving equity method investments.  The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed.  This pronouncement is effective for the Company beginning on January 1, 2009 and has been applied prospectively.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial condition and results of operations.

Participating Securities

In June 2008, the FASB issued a pronouncement stating that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. We adopted this pronouncement on January 1, 2009 and as a result all prior-period EPS data presented has been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the pronouncement’s provisions. Our adoption of this pronouncement did not impact our financial position and results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued a pronouncement that amends existing US GAAP as follows: (a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to identify the primary beneficiary of a variable interest entity, (b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, (c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, (d) to amend certain guidance for determining whether an entity is a variable interest entity, (e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, (f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and (g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This pronouncement is effective for the first annual reporting period that begins after November 15, 2009.  Earlier adoption is prohibited.  The Company will adopt this pronouncement on January 1, 2010.  Management does not believe adoption of this pronouncement will have a material effect on the Company’s consolidated financial statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Land	$160,396	$184,879
Buildings and Improvements	803,267	802,760
Furniture, Fixtures and Equipment	120,539	121,991
	1,084,202	1,109,630

Less Accumulated Depreciation	(148,171)	(127,548)

Total Investment in Hotel Properties	$936,031	$982,082

Acquisitions

On May 1, 2009, we acquired, from an unaffiliated seller, a 49% membership interest in York Street, LLC, the owner of the Hilton Garden Inn, TriBeCa, New York, NY.  In connection with the acquisition of our 49% interest in York Street, LLC, we also entered into an option agreement to acquire the seller’s remaining 51% interest in York Street, LLC.  On June 30, 2009, we exercised the option and acquired the remaining 51% interest in York Street, LLC making the Hilton Garden Inn, TriBeCa, New York, NY, wholly owned.  Consideration given as of the purchase date to acquire our 100% interest in York Street, LLC included:

Cash paid to seller	$4,794
Amounts payable to seller	1,387	(1)
Settlement of development loans receivable and accrued interest income on development loans	19,555	(2)
Land and mortgage transferred to seller	10,118	(3)
Assumption of York Street, LLC mortgage loan payable	29,824	(4)
Net hotel working capital liabilities assumed	1,322

Total consideration given	$67,000

(1)
Cash payable to the seller of $1,387 was held back at settlement pending the seller’s completion of certain capital expenditures and the delivery on the Company’s obligation to transfer land to the seller.

(2)
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

(3)
“Land and mortgage transferred to seller” consisted of our investment in real property at 440 West 41st Street, New York, NY, and related land lease revenue receivable.  This parcel was acquired on July 28, 2006 and leased to Metro Forty First Street, LLC, an entity controlled by the seller. In connection with our acquisition of the membership interests in York Street, LLC, we transferred this property to Metro Forty First Street, LLC, and that entity assumed our obligations under the $12,100 mortgage loan encumbering the property.

(4)
The mortgage loan assumed in connection with the acquisition of York Street, LLC, which is secured by the Hilton Garden Inn, TriBeCa, New York, NY, was refinanced on August 7, 2009 with a $29,824 first mortgage loan which matures in July 2012 and bears interest at the Wall Street Journal variable prime rate plus 2.0% subject to an interest rate floor of 8.75%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

York Street, LLC was acquired at fair value which was allocated as follows:

Land	$21,077
Building and Improvements	42,955
Furniture, Fixture and Equipment	2,668
Intangible Assets	300

Fair Value of Assets Acquired	$67,000

We recorded an intangible asset for the lease of restaurant space located in the Hilton Garden Inn, TriBeCa, New York, NY that was in place at the time of acquisition.  The lease is with an unrelated third party and has 15 years remaining until expiration with one five year extension option.  We earn fixed rent under this lease at a minimum of $300 per annum for the first five years of the lease and a minimum of $336 and $376 per annum for the second and third five-year periods of the lease, respectively.

Included in the consolidated statements of operations for the three and nine months ended September 30, 2009, are total revenues of approximately $2,438 and $3,840, respectively, and net loss of $25 and $120, respectively, from the operations of the Hilton Garden Inn, TriBeCa, New York, NY, since the date of the acquisition.

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

While we are unable to determine whether amounts will be paid under these three earn-out provisions until the expiration of the earn-out periods, we believe no amounts will be paid.  Due to uncertainty of the amounts that will ultimately be paid, no accrual has been recorded on the consolidated balance sheet for amounts due under these earn-out provisions. In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Pro Forma Total Revenues	$61,857	$70,439	$168,537	$189,236

Pro Forma (Loss) income from Continuing Operations applicable to Common Shareholders	$(21,956)	$6,952	$(31,839)	$13,140
(Loss) income from Discontinued Operations	(15,979)	794	(15,610)	844
Pro Forma Net (Loss) income	(37,935)	7,746	(47,449)	13,984
Loss (income) allocated to Noncontrolling Interest	5,560	(1,423)	7,210	(2,178)
Preferred Distributions	(1,200)	(1,200)	(3,600)	(3,600)
Pro Forma Net (loss) income applicable to Common Shareholders	$(33,575)	$5,123	$(43,839)	$8,206

Pro Forma (loss) income applicable to Common Shareholders per Common Share
Basic	$(0.65)	$0.11	$(0.89)	$0.19
Diluted	$(0.65)	$0.11	$(0.89)	$0.19

Weighted Average Common Shares Outstanding
Basic	51,878,482	47,764,168	49,187,465	44,315,615
Diluted	51,878,482	47,764,168	49,187,465	44,315,615

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of September 30, 2009 and December 31, 2008, our investment in unconsolidated joint ventures consists of the following:

		Percent	Preferred	September 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2009	2008

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$558	$738
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	487	736
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	3,583	3,960
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,993	2,091
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	27,456	27,977
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	2,796	2,800
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,169	7,981
				$44,042	$46,283

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Gains and losses recognized during the three and nine months ended September 30, 2009 and 2008 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
PRA Glastonbury, LLC	$7	$18	$(80)	$83
Inn American Hospitality at Ewing, LLC	(36)	(7)	(98)	(4)
Hiren Boston, LLC	(159)	59	(376)	(110)
SB Partners, LLC	44	101	(98)	94
Mystic Partners, LLC	(417)	797	(1,274)	817
PRA Suites at Glastonbury, LLC	(2)	(2)	(3)	(6)
Metro 29th Street Associates, LLC	(43)	663	(401)	1,377

Net (loss) income from Investment in Unconsolidated Joint Ventures	$(606)	$1,629	$(2,330)	$2,251

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, and equity, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2009 and December 31, 2008.

Balance Sheets
	September 30,	December 31,
	2009	2008
Assets
Investment in hotel properties, net	$200,048	$209,468
Other Assets	28,602	25,334
Total Assets	$228,650	$234,802

Liabilities and Equity
Mortgages and notes payable	$218,609	$219,889
Other liabilities	16,688	11,636
Equity:
Hersha Hospitality Trust	43,968	44,938
Joint Venture Partner(s)	(50,615)	(41,661)
Total Equity	(6,647)	3,277

Total Liabilities and Equity	$228,650	$234,802

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Company's Share	$43,968	$44,938
Excess Investment (1)	74	1,345
Investment in Joint Venture	$44,042	$46,283

(1)
Excess investment represents the unamortized difference between the Company's investment and the Company's share of the equity in the underlying net investment in the unconsolidated joint ventures. The excess investment is amortized over the expected useful life of the properties, and the amortization is included in income or loss from investments in unconsolidated joint ventures.

The following table sets forth the components of net loss, including the Company’s share, related to the unconsolidated joint ventures discussed above for the three and nine months ended September 30, 2009 and 2008.

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Room Revenue	$22,157	$27,675	$60,706	$77,514
Other Revenue	5,029	6,065	16,424	21,550
Operating Expenses	(17,180)	(20,899)	(50,960)	(62,502)
Interest Expense	(3,599)	(3,303)	(10,915)	(10,020)
Lease Expense	(1,503)	(1,393)	(4,245)	(4,145)
Property Taxes and Insurance	(1,704)	(1,471)	(4,975)	(4,875)
Federal & State Income Taxes	19	(54)	-	(54)
Depreciation and Amortization	(3,540)	(4,211)	(10,753)	(12,062)
General and Administrative	(1,973)	(1,851)	(5,602)	(5,741)

Net (loss) income	$(2,294)	$558	$(10,320)	$(335)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

Development Loans

We have approved first mortgage and mezzanine lending to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%.  Interest income from development loans was $1,427 and $1,586 for the three months ended September 30, 2009 and 2008, respectively, and $5,990 and $5,759 for the nine months ended September 30, 2009 and 2008, respectively. Accrued interest on our development loans receivable was $2,030 as of September 30, 2009 and $2,785 as of December 31, 2008.

Hotel Property	Borrower	Principal Outstanding 9/30/2009		Principal Outstanding 12/31/2008	Interest Rate	Maturity Date (1)
Operational Hotels
Independent Hotel - New York, NY	Maiden Hotel, LLC	$7,000		$10,000	20%	December 8, 2009
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2010	*
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	2,000		2,000	10%	December 31, 2009
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2010	*
Hilton Garden Inn - New York, NY	York Street, LLC	-		15,000	11%	N/A

Construction Hotels
Lexington Avenue Hotel - New York, NY	44 Lexington Holding, LLC	11,274	(2)	10,000	11%	December 31, 2010	*
Union Square Hotel - New York, NY	Risingsam Union Square, LLC	11,216	(2)	10,000	10%	December 31, 2010
32 Pearl - New York, NY	SC Waterview, LLC	8,000		8,000	10%	January 10, 2010
Element Hotel - Ewing, NJ	American Properties @ Scotch Road LLC	2,000		-	11%	August 6, 2010	*
Homewood Suites - Newtown, PA	Reese Hotels, LLC	500		500	11%	November 14, 2009

Early Phase Development
Hyatt Place - New York, NY	Brisam East 52, LLC	-	(2)	10,000	10%	January 16, 2010
Greenwich Street Courtyard - New York, NY	Brisam Greenwich, LLC	-	(2)	10,000	10%	December 31, 2010

Total Development Loans Receivable		$47,990		$81,500

*	Indicates borrower is a related party.
(1)
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

(2)
We amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan as of September 30, 2009:

	Interest Income
Borrower	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Cumulative Interest Income Paid In-Kind
Risingsam Union Square, LLC	$279	$782	$1,216
Brisam East 52, LLC	-	503	672
44 Lexington Holding, LLC	308	861	1,274
Brisam Greenwich, LLC	-	503	736

Total	$587	$2,649	$3,898

Impairment of Development Loans

We monitor our portfolio of development loans on an on-going basis to determine collectability of the loan principal and accrued interest.  As part of our review, we determined that our development loans to Brisam East 52, LLC and Brisam Greenwich, LLC, which were secured by the equity interest in each entity, were permanently impaired as of September 30, 2009.  We ceased accruing interest on the loans effective July 1, 2009.  As of September 30, 2009, we have determined that the fair value of each loan receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income paid in-kind.  The fair value of these loans was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (CONTINUED)

Land Leases

We have acquired land and improvements and leased them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.

On July 20, 2009, we entered into a modification and extension agreement for a mortgage loan on our land parcel located at 39th Street and 8th Avenue, New York, NY.  This agreement modified the principal balance from $13,250 to $12,000 and the interest rate from a fixed rate of 7.75% to a floating rate equal to the Wall Street Journal variable prime rate plus 1.00%, with a minimum interest rate of 6.875%.  Payments required under this loan continue to be interest-only and the maturity date was extended to July 1, 2011.

Also on July 20, 2009, we entered into a modification and extension agreement for a mortgage loan on our land parcels located on Nevins Street, in Brooklyn, NY.  These parcels are leased to an entity that is owned, in part, by certain excutive officers and affiliated trustees of the Company.  This agreement modified the principal balance from $6,500 to $6,000.  The agreement also modified the interest rate from a floating rate of 90-Day LIBOR plus 2.70%, with a minimum of 8.06%, to a floating rate equal to the Wall Street Journal variable prime rate plus 1.00%, with a minimum interest rate of 6.875%.  Payments required under this loan continue to be interest-only and the maturity date was extended to August 1, 2011.

On September 24, 2009, our land parcel located at 440 West 41st Street, New York, NY, was transferred to the lessee, an entity controlled by the seller of York Street, LLC, as partial consideration for our acquisition of York Street, LLC, the owner of the Hilton Garden Inn, TriBeCa, New York, NY, as noted in Note 2, “Investment in Hotel Properties.”

During the quarter ended September 30, 2009, we decided to exit our two remaining land leases and dispose of the related land parcels located at 39th Street and 8th Avenue, New York, NY and Nevins Street, Brooklyn, NY.  Effective July 1, 2009, we ceased accruing rents under these leases.  The parcels of land are recorded as “assets held for sale” and our mortgage debt on the property is recorded as “liabilities related to assets held for sale” on our consolidated balance sheets as of September 30, 2009.  We determined that the carrying values of the two land parcels exceeded their respective fair values and we recorded an impairment of $14,545 as of September 30, 2009.  We also determined that accrued rents under the leases were uncollectible and accrued rents receivable of $1,579 was expensed during the three months ended September 30, 2009.  See Note 12, “Discontinued Operations” for further discussion of the land parcels recorded as assets held for sale.

Each parcel of land had been leased under fixed lease agreements which earned rents at a minimum rental rate of 10% of our net investment in the leased property. Additional rents were paid by the lessee for the interest on the mortgage, real estate taxes and insurance. Revenues from our land leases were recorded in land lease revenue on our consolidated statement of operations.  All expenses related to the land leases are recorded in operating expenses as land lease expense.  Land lease revenues and land lease expense have been reclassified to discontinued operations on our consolidated statement of operations as a result of our decision to sell these parcels of land.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Transaction Costs	$126	$237
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	1,403	1,267
Deposits on Hotel Acquisitions	500	-
Due from Lessees	-	1,907
Prepaid Expenses	4,920	3,182
Interest Receivable from Development Loans to Non-Related Parties	1,099	2,024
Deposit on Property Improvement Plans	181	149
Hotel Purchase Option	933	933
Other	2,385	2,270
	$13,095	$13,517

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

Notes Receivable – Notes receivable as of September 30, 2009 and December 31, 2008 includes a loan, and related accrued interest, made to one of our unconsolidated joint venture partners.  The $1,266 note bears interest at 11% and matures on December 31, 2009.

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of September 30, 2009, we had $500 in non-interest bearing deposits related to the acquisition of a hotel property.

Due from Lessees - Due from lessees represent rents due under our land leases.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $931 and $761 as of September 30, 2009 and December 31, 2008, respectively, which is included in due from related parties on the consolidated balance sheets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

We had total mortgages payable at September 30, 2009, and December 31, 2008, of $609,540 and $603,538, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.19% to 8.94% as of September 30, 2009. Aggregate interest expense incurred under the mortgage loans payable totaled $9,138 and $8,857 for the three months ended September 30, 2009 and 2008, respectively, and $26,201 and $26,107 for the nine months ended September 30, 2009 and 2008, respectively.  Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  As of September 30, 2009 we were in compliance with all events of default covenants under the applicable loan agreements.  As of September 30, 2009, the maturities for the outstanding mortgage loans ranged from April 2010 to September 2023.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in the amount of $945 and $947 was recorded for the three months ended September 30, 2009 and 2008, respectively, and $2,821 and $2,784 was recorded for the nine months ended September 30, 2009 and 2008, respectively.

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $290 as of September 30, 2009 and $274 as of December 31, 2008.

Revolving Line of Credit

During the nine months ended September 30, 2009, we maintained a revolving credit facility with T.D. Bank, NA and a syndicate of lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The existing bank group has committed $135,000, and the credit agreement is structured to allow for an increase of up to an additional $40,000 under the line of credit, provided that additional collateral is supplied and additional lenders join the existing bank group.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties as of September 30, 2009:

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

The Company is in compliance with each of the covenants listed above as of September 30, 2009.

The outstanding principal balance under the line of credit was of $80,000 at September 30, 2009 and $88,421 at December 31, 2008. The Company recorded interest expense of $780 and $549 related to the line of credit borrowings for the three months ended September 30, 2009 and 2008, respectively, and $2,518 and $2,162 for the nine months ended September 30, 2009 and 2008, respectively. The weighted average interest rate on our Line of Credit during the three months ended September 30, 2009 and 2008 was 3.25% and 5.00%, respectively, and 3.25% and 5.41% during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 we had $3,865 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $51,135.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt was $741,378 and $695,447, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $743,781 and $695,330, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and nine months ended September 30, 2009, we capitalized interest expense of $2 and $4, respectively.  For the three and nine months ended September 30, 2008, we capitalized interest expense of $38 and $544, respectively.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of September 30, 2009, deferred financing costs were $8,831 net of accumulated amortization of $3,756. Deferred financing costs were $9,157 net of accumulated amortization of $3,606, as of December 31, 2008. Amortization of deferred costs for the three months ended September 30, 2009 and 2008 was $486 and $589, respectively, and was $1,553 and $1,487 for the nine months ended September 30, 2009 and 2008, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

Debt Extinguishment

On July 1, 2008, we settled on the defeasance of mortgage loans secured by four of our properties. These mortgage loans had an aggregate outstanding principal balance of approximately $11,028 as of June 30, 2008. As a result of this extinguishment, we expensed $1,399 in unamortized deferred costs and defeasance premiums for three of the four mortgage loans, which are included in “Loss on Debt Extinguishment” on the face of the consolidated statements of operations for the three and nine months ended September 30, 2008 and these three properties now serve as collateral for our revolving credit facility entered into on October 14, 2008. The mortgage loan secured by the fourth property, the Holiday Inn Conference Center, New Cumberland, PA, was defeased in connection with the sale of this property on October 30, 2008.  Unamortized deferred costs of $19 were expensed as a result of the debt extinguishment and is included in “(Loss) Income from Discontinued Operations” on the consolidated statements of operations for the three and nine months ended September 30, 2008.

On September 30, 2008, we repaid $8,188 on our mortgage with M&T Bank for the Holiday Inn Express, Cambridge property as a result of debt refinancing. The new mortgage of $11,000 has a fixed interest rate of 6.625% and a maturity date of September 30, 2023. As a result of this extinguishment, we expensed $17 in unamortized deferred costs, which are included in the “Loss on Debt Extinguishment” caption on the face of the consolidated statements of operations for the three and nine months ended September 30, 2008.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
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

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the 90th day following the end of each fiscal year and is based upon the financial performance of the hotel. For the three months ended September 30, 2009 and 2008, base management fees incurred totaled $1,567 and $1,849, respectively and for the nine months ended September 30, 2009 and 2008, totaled $4,174 and $4,688, respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements between the franchisor and the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended September 30, 2009 and 2008 was $4,017 and $4,974, respectively, and for the nine months ended September 30, 2009 and 2008 was $10,687 and $13,112, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Administrative Services Agreement

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property.  In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended September 30, 2009 and 2008, the Company incurred accounting fees of $358 and $369, respectively.  For the three months ended September 30, 2009 and 2008, the Company incurred information technology fees of $79 and $82, respectively.  For the nine months ended September 30, 2009 and 2008, the Company incurred accounting fees of $1,103 and $1,056, respectively.  For the nine months ended September 30, 2009 and 2008, the Company incurred information technology fees of $245 and $234, respectively.  Accounting fees and information technology fees are included in General and Administrative expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended September 30, 2009 and 2008, we incurred fees of $45 and $66, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred fees of $125 and $207, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
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

Hotel Supplies

For the three months ended September 30, 2009 and 2008, we incurred charges of $194 and $423, respectively and for the nine months ended September 30, 2009 and 2008, we incurred charges of $826 and $1,245, respectively, for hotel supplies and capital expenditure purchases from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and affiliated trustees of the Company.  Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations.  Approximately $3 and $59 is included in accounts payable at September 30, 2009 and December 31, 2008, respectively.

Due from Related Parties

The due from related party balance as of September 30, 2009 and December 31, 2008 was approximately $3,138 and $3,595 respectively. The majority of the balance as of September 30, 2009 and December 31, 2008 were receivables owed from our unconsolidated joint ventures and interest income receivable from development loans extended to related parties.

Due to Related Parties

The due to related parties balance as of September 30, 2009 and December 31, 2008 was approximately $90 and $302, respectively. The balances as of September 30, 2009 and December 31, 2008 consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in November 2103.  Each land lease provides for rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the three months ended September 30, 2009 and 2008, we incurred $292 and $308, respectively, and for the nine months ended September 30, 2009 and 2008, we incurred $876 and $750, respectively, of rent expense related to these leases.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Our determination of fair value measurements are based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, we utilize a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

As of September 30, 2009, the Company’s derivative instruments represented the only financial instruments measured at fair value on a recurring basis. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and its counterparties.  However, as of September 30, 2009, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

On January 9, 2009, we renewed our interest rate swap agreement that effectively fixed the interest rate on a variable rate mortgage on the nu Hotel, Brooklyn, NY, which bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of the interest rate swap, we pay fixed rate interest of 1.1925% on the $18,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on the mortgage debt at a rate of 3.1925%.  Prior to this renewal, we had maintained an interest rate swap agreement that effectively fixed the interest rate on a $13,240 portion of the variable rate mortgage at a rate of 5.245%. This swap matured on January 9, 2009 and was replaced with the renewed agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap agreement that effectively fixed the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $6,594 as of September 30, 2009.

On February 1, 2008, we entered into an interest rate swap agreement that effectively fixed the interest rate on a $40,000 portion of our floating revolving credit facility with T.D. Bank, NA, which bears interest at one month U.S. dollar LIBOR plus 2.5%.  Under the terms of this interest rate swap, we pay fixed rate interest of 2.6275% on the $40,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on this portion of the line of credit at a rate of 5.1275%.  This interest rate swap agreement matured on February 1, 2009, and we did not replace it with another agreement.

We maintain an interest rate cap that effectively fixed interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.  This cap matured on April 9, 2009 and was renewed with an identical cap that matures on May 9, 2010.

Prior to July 2009, we maintained an interest rate swap that fixed our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we paid fixed rate interest of 4.73% of the notional amount and we received floating rate interest equal to the one month U.S. dollar LIBOR. The notional amount amortized in tandem with the amortization of the underlying hedged debt.  We entered into this interest rate swap in July of 2004 and designated it as a cash flow hedge in November of 2004 when the fair value of the swap was a liability of $342, causing ineffectiveness in the hedge relationship.  Prior to January 1, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  Subsequent to January 1, 2008, the hedge relationship was no longer deemed to be effective.  The changes in fair value of the interest rate swap for the three and nine months ended September 30, 2009 was a gain of $20 and $172, respectively.  The changes in fair value of the interest rate swap for the three and nine months ended September 30, 2008 was a gain of $51 and $28, respectively.  The change in fair value of this interest rate swap was recorded in income (loss) from discontinued operations.  This property was sold in July 2009, as noted in “Note 12 – Discontinued Operations.”

The following table shows the estimated fair value of our derivatives at September 30, 2009 and December 31, 2008:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	September 30, 2009	December 31, 2008
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 12, 2009	$-	$(6)
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	-	(74)
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	-	(172)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2010	-	-
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(54)	(25)
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	(101)	-
				$(155)	$(277)

The fair value of the derivative instrument liabilities is included in accounts payable, accrued expenses and other liabilities at September 30, 2009 and December 31, 2008.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $86 and a gain of $160 for the three months ended September 30, 2009 and 2008, respectively, and a loss of $51 and a gain of $162 for the nine months ended September 30, 2009 and 2008, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income. Hedge ineffectiveness of $0 and $2 on cash flow hedges was recognized in interest expense for the three months ended September 30, 2009 and 2008, respectively, and $1 and $2 on cash flow hedges was recognized in interest expense for the nine months ended September 30, 2009 and 2008, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
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

Executives

On August 5, 2009, the Company’s Compensation Committee awarded an aggregate of 354,250 performance shares pursuant to the 2008 Plan to our executive officers.  Performance shares are earned based on the Company’s Class A common shares maintaining a closing price in excess of defined thresholds over a defined period of time and are settled in an equivalent number of Class A common shares.  A portion of the performance shares may be earned upon completion of the performance period, subject to the discretion of the Compensation Committee.  Unearned performance shares expire August 4, 2010.  On September 25, 2009, the first defined threshold was met and an aggregate of 108,334 Class A common shares were issued upon settlement of an equivalent number of earned performance shares.  Compensation expense of $70 was incurred during the three months ended September 30, 2009 for the performance shares and is recorded in stock based compensation on the consolidated statement of operations.

Compensation expense related to the restricted share awards issued to executives of the Company of $509 and $416 was incurred during the three months ended September 30, 2009 and 2008, respectively.  Compensation expense related to the restricted share awards issued to executives of the Company of $1,382 and $989 was incurred during the nine months ended September 30, 2009 and 2008, respectively.  Compensation expense related to the restricted share awards is recorded in stock based compensation on the statement of operations.  Unearned compensation as of September 30, 2009 and December 31, 2008 was $4,850 and $4,118, respectively.  The following table is a summary of all restricted share award grants issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
June 1, 2005	71,000	$9.60	4 years	25%/year	71,000	53,250	$-	$71
June 1, 2006	89,500	$9.40	4 years	25%/year	67,125	44,750	140	298
June 1, 2007	214,582	$12.32	4 years	25%/year	107,291	53,645	1,100	1,597
June 2, 2008	278,059	$8.97	4 years	25%/year	69,515	-	1,662	2,130
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	654	-	7	22
June 1, 2009	744,128	$2.80	4 years	25%/year	-	-	1,910	-
September 25, 2009	10,000	$3.06	1 year	100%/year	-	-	31	-
Total	1,410,885				315,585	151,645	4,850	4,118

Trustees

Compensation expense related to stock awards issued to the Board of Trustees $48 and $54 was incurred during the nine months ended September 30, 2009 and 2008, respectively and is recorded in stock based compensation on the statement of operations. No compensation expense related to stock awards issued to the Board of Trustees was incurred during the three months ended September 30, 2009 and 2008, respectively.  All shares issued to the Board of Trustees are immediately vested.  The following table is a summary of all of the grants issued to trustees under the 2004 and 2008 Plans:

Date of Award Issuance	Shares Issued	Share Price on date of grant
March 1, 2005	2,095	$11.97
January 3, 2006	5,000	9.12
January 2, 2007	4,000	11.44
July 2, 2007	4,000	12.12
January 2, 2008	4,000	9.33
June 2, 2008	6,000	8.97
January 2, 2009	12,500	2.96
June 1, 2009	17,000	2.80
Total	54,595

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
BASIC AND DILUTED*
(Loss) Income from Continuing Operations	$(21,956)	$6,966	$(31,524)	$12,993
Loss (Income) from Continuing Operations allocated to Noncontrolling Interests	3,168	(1,228)	4,758	(2,027)
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(3,600)	(3,600)
Dividends Paid on Unvested Restricted Shares	(55)	(91)	(200)	(240)
(Loss) Income from Continuing Operations applicable to Common Shareholders	(20,043)	4,447	(30,566)	7,126

Discontinued Operations
(Loss) Income from Discontinued Operations	(15,979)	794	(15,610)	844
Income (Loss) from Discontinued Operations allocated to Noncontrolling Interests	2,392	(197)	2,404	(129)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(13,587)	597	(13,206)	715

Net (Loss) Income applicable to Common Shareholders	$(33,630)	$5,044	$(43,772)	$7,841

Denominator:
Weighted average number of common shares – basic	51,878,482	47,764,168	49,187,465	44,315,615
Effect of dilutive securities:
Stock awards	- **	- **	- **	- **
Weighted average number of common shares - diluted*	51,878,482	47,764,168	49,187,465	44,315,615

*             Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended September 30, 2009 and 2008 were 8,705,195 and 8,751,009, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the nine months ended September 30, 2009 and 2008 were 8,732,448 and 7,795,818, respectively.

**           Unvested stock awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2009 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.39)	$0.10	$(0.62)	$0.16
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.26)	0.01	(0.27)	0.02
Net (Loss) Income applicable to Common Shareholders	$(0.65)	$0.11	$(0.89)	$0.18

DILUTED*
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.39)	$0.10	$(0.62)	$0.16
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.26)	0.01	(0.27)	0.02
Net (Loss) Income applicable to Common Shareholders	$(0.65)	$0.11	$(0.89)	$0.18

*           Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended September 30, 2009 and 2008 were 8,705,195 and 8,751,009, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the nine months ended September 30, 2009 and 2008 were 8,732,448 and 7,795,818, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the nine months ended September 30, 2009 and 2008 totaled $31,278 and $31,284, respectively.

The following non-cash activities occurred during the nine months ended September 30, 2009 and 2008:

	2009	2008
Common Shares issued under the dividend reinvestment plan	$22	$23
Issuance of Common Shares to the Board of Trustees	85	91
Conversion of Common Units to Common Shares	255	1,373
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	3,898	-
Issuance of Common Units for acquisitions of hotel properties	-	21,624
Debt assumed in acquisition of hotel properties	29,824	30,790
Settlement of development loans receivable principal and accrued interest revenue receivable in connection with acquisiton of hotel properties	19,555	-
Reallocation to noncontrolling interest	-	1,682

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for disposition are included in discontinued operations in the statements of operations for all periods presented.

In October 2008, the Company sold the Holiday Inn Conference Center, New Cumberland, PA (Holiday Inn).  We leased this hotel to an unrelated party and the lease agreement contained a purchase provision by the lessee.  The operating results for this hotel have been reclassified to discontinued operations in the statements of operation for the three and nine months ended September 30, 2008.  Proceeds from the sale of this property were $6,456 and the gain on this sale was $2,888, of which $436 was allocated to noncontrolling interest in HHLP.

In May 2009, our Board of Trustees authorized management of the Company to sell the Mainstay Suites, Frederick, MD (Mainstay Suites) and the Comfort Inn, Frederick, MD (Comfort Inn).  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2009 and 2008.  The Mainstay Suites was acquired by the Company in January 2002 and the Comfort Inn in May 2004.  These two properties were sold to an unrelated buyer in July 2009.  These properties were sold for $10,250 and the gain on the sale was approximately $1,495.

In May 2009, our Board of Trustees authorized management of the Company to sell its 55% interest in its consolidated joint venture that owns the Sheraton Four Points, Revere, MA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2009 and 2008.  Our interest in the hotel was acquired in March 2004 and was sold to our joint venture partner in July 2009.  Proceeds from the sale were $2,500 and the gain on the sale was approximately $165.

In June 2009, our Board of Trustees authorized management of the Company to sell the Hilton Garden Inn, Gettysburg, PA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2009 and 2008.  The hotel was acquired by the Company in July 2004 and was sold to an unrelated buyer in July 2009 for $7,750.  The gain on the sale was approximately $208.

On September 24, 2009, we transferred our investment in the land parcel located at 440 West 41st Street, New York, NY to Metro Forty First Street, LLC, an entity controlled by a non-affiliated third party.  This land parcel was part of the consideration given to acquire our 100% interest in York Street, LLC.  The operating results from this land parcel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2009 and 2008.  The land parcel was acquired in June 2007.  See “Note 2 – Investment in Hotel Properties” for more information related to the acquisition of York Street, LLC.

Our Board of Trustees authorized management of the Company to sell the Comfort Inn, North Dartmouth, MA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2009 and 2008.  The hotel was acquired by the Company in May 2006.  We determined that carrying value of the property exceeded fair value and we recorded an impairment charge on this property of approximately $1,558.  The fair value of this property was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.  The property has a mortgage loan in the amount of $3,047 which is classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of September 30, 2009.

Our Board of Trustees authorized management of the Company to sell our two remaining land parcels located at 39th Street and 8th Avenue, New York, NY and Nevins Street, Brooklyn, NY.  The operating results from these land parcels were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2009 and 2008.  The land parcels were acquired in July 2007.  We determined that carrying value of these land parcels exceeded fair value and we recorded an impairment charge on these land parcels of approximately $14,545.  The fair value of these land parcels was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.  The land parcels have mortgage loans in the aggregate amount of $17,861 which are classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of September 30, 2009.

We allocate interest to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $283 and $438 for the three months ended September 30, 2009, and 2008, respectively, and $1,050 and $1,546 for the nine months ended September 30, 2009 and 2008, respectively, of interest expense to discontinued operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS (CONTINUED)

Assets held for sale consisted of the following as of September 30, 2009:

September 30, 2009

Land	$18,389
Buildings and Improvements	2,912
Furniture, Fixtures and Equipment	531
Intangible Assets	50
21,882

Less Accumulated Depreciation & Amortization	(809)

Assets Held for Sale	$21,073

The following table sets forth the components of discontinued operations for the three months ended September 30, 2009, and 2008, and for the nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Hotel Operating Revenues	$1,276	$4,244	$7,620	$11,099
Hotel Lease Revenue	-	205	-	553
Land Lease Revenue	-	1,307	2,624	3,968
Total Revenues	1,276	5,756	10,244	15,620

Expenses:
Hotel Operating Expenses	913	2,987	6,002	8,553
Land Lease Expense	376	723	1,831	2,216
Real Estate and Personal Property Taxes and Property Insurance	146	160	442	488
Depreciation and Amortization	139	636	1,129	1,948
General and Administrative	(417)	-	(415)	7
Loss on Debt Extinguishment	-	18	-	18
Interest Expense	283	438	1,050	1,546
Total Expenses	1,440	4,962	10,039	14,776

(Loss) Income from Discontinued Operations	$(164)	$794	$205	$844

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 — SUBSEQUENT EVENT

The following event occurred subsequent to September 30, 2009 and through November 5, 2009, the date we filed our Quarterly Report on Form 10-Q for the period ending September 30, 2009:

On November 4, 2009, we entered into a contribution agreement and closed on the acquisition of 100% of the membership interests in 44 West Haven Hospitality, LLC, the indirect owner of the land, hotel and improvements associated with the Hampton Inn and Suites, West Haven, CT.  The aggregate purchase price paid for the membership interests in 44 West Haven Hospitality, LLC was approximately $13,000, including the assumption of $7,700 of existing mortgage debt secured by a first lien on the Hampton Inn and Suites, West Haven, CT, the release of $2,000 of existing mezzanine financing provided by us to 44 West Haven Hospitality, LLC, the cancellation of approximately $200 in accrued interest related to the existing mezzanine financing and approximately $3,100 of cash.  The assumed mortgage debt bears interest at a fixed rate of 6.0% and matures in November 2012, with a three year extension subject to approval by the lenders.  In addition, we paid the lenders a modification fee of $39.

Certain of our officers and affiliated trustees had direct or indirect interests in 44 West Haven Hospitality, LLC.  As a related party transaction, the transaction was approved by all of our independent trustees.  Hersha Hospitality Management L.P., our affiliated hotel management company, will continue to manage the Hampton Inn and Suites, West Haven, CT.

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

General

As of September 30, 2009, we owned interests in 73 hotels, located primarily in the eastern United States, including interests in 17 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of September 30, 2009, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

During the nine months ended September 30, 2009, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. The recessionary environment in 2009 has and is forecasted to continue to negatively impact overall lodging demand and our results of operations and financial condition.  For the three and nine months ended September 30, 2009, we have seen decreases in Average Daily Rate (“ADR”), occupancy, and Revenue Per Available Room (“RevPAR”) due to these economic factors as compared to the three and nine months ended September 30, 2008.

The turmoil in the financial markets has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  This turmoil in the financial markets may continue to have a negative impact on the collectability of our portfolio of development loans receivable.  While we have the intent to pursue collection of amounts contractually due to us, we recorded an impairment charge of $21,408 during the quarter ended September 30, 2009 related to amounts due to us for two development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued and will continue to monitor this portfolio on an on-going basis.

In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties that do not have a history of profitable operations.  We monitor the maturity dates of our debt obligations and take steps in advance of these maturity dates to extend or refinance the obligations.  Please refer to “Item 3.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our debt maturities.

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

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and nine months ended September 30, 2009 and 2008:

CONSOLIDATED HOTELS:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Variance	2009	2008	% Variance

Rooms Available	602,289	585,015	3.0%	1,769,477	1,648,492	7.3%
Rooms Occupied	450,157	453,892	-0.8%	1,215,539	1,226,457	-0.9%
Occupancy	74.74%	77.59%	-2.8%	68.69%	74.40%	-5.7%
Average Daily Rate (ADR)	$128.09	$144.90	-11.6%	$126.04	$141.46	-10.9%
Revenue Per Available Room (RevPAR)	$95.73	$112.42	-14.8%	$86.58	$105.25	-17.7%

Room Revenues	$57,658,827	$65,769,148	-12.3%	$153,207,431	$173,495,874	-11.7%
Hotel Operating Revenues	$60,245,156	$68,470,626	-12.0%	$160,346,189	$180,911,877	-11.4%

The following table outlines operating results for the three months and nine months ended September 30, 2009 and 2008, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Variance	2009	2008	% Variance

Rooms Available	242,232	242,308	0.0%	718,962	721,696	-0.4%
Rooms Occupied	167,185	180,862	-7.6%	464,568	525,801	-11.6%
Occupancy	69.02%	74.64%	-5.6%	64.62%	72.86%	-8.2%
Average Daily Rate (ADR)	$132.89	$153.02	-13.2%	$130.99	$147.42	-11.1%
Revenue Per Available Room (RevPAR)	$91.72	$114.21	-19.7%	$84.64	$107.41	-21.2%

Room Revenues	$22,217,839	$27,674,903	-19.7%	$60,851,457	$77,513,917	-21.5%
Total Revenues	$27,246,607	$33,739,757	-19.2%	$77,275,363	$99,063,914	-22.0%

RevPAR for the three and nine months ended September 30, 2009 decreased 14.8% and 17.7%, respectively, for our consolidated hotels and decreased 19.7% and 21.2% for the three and nine months ended September 30, 2009, respectively, for our unconsolidated hotels when compared to the same period in 2008.  This decrease in RevPAR has been caused by decreases in both occupancy and ADR and is primarily due to deteriorating economic conditions in 2009, as discussed above.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 TO SEPTEMBER 30, 2008
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for three months ended September 30, 2009 consisted of hotel operating revenues, interest income from our development loan program, and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues decreased $8,226 or 12.0%, from $68,471 for the three months ended September 30, 2008 to $60,245 for the same period in 2009.  This decrease resulted from decreases in both ADR and occupancy.  ADR decreased 11.6% from $144.90 per room for the three months ended September 30, 2008 to $128.09 per room during the same period in 2009.  Our occupancy rate decreased 285 basis points from approximately 77.59% during the three months ended September 30, 2008 to approximately 74.74% for the same period in 2009.

The decrease in hotel operating revenues was only partially offset by the additional hotel operating revenues attributed to the acquisitions consummated.  Hotels acquired since June 30, 2008 would have a full quarter of results included in the three months ended September 30, 2009 but not necessarily a full quarter of results during the same period in 2008. We acquired interests in the following three consolidated hotels since June 30, 2008:

Brand	Location	Acquisition Date	Rooms

nu Hotel	Brooklyn, NY	July 7, 2008*	93
Hampton Inn & Suites	Smithfield, RI	August 1, 2008	101
Hilton Garden Inn	TriBeCa, New York, NY	May 1, 2009**	151

			345

* The property was purchased on January 14, 2008, but did not open for business until July 7, 2008.
** We acquired a 49% interest in the entity that owns the property on May 1, 2009 and acquired the remaining 51% interest on June 30, 2009.

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 20.0%. Interest income from development loans receivable was $1,427 for the three months ended September 30, 2009 compared to $1,586 for the same period in 2008.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  On June 30, 2009, we amended four development loans, with an aggregate principal balance of $40,000 prior to the amendment, to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, $587 in accrued interest on these loans was added to principal for the three months ended September 30, 2009.

We monitor our development loan portfolio for indications of impairment considering the current economic environment, the borrowers’ access to other sources of financing to complete their hotel development projects, and the borrowers ability to repay amounts owed to us through the operation or eventual sale of the properties being financed by our loans receivable.  Based on our reviews, we determined that our development loans to Brisam East 52, LLC and Brisam Greenwich, LLC, which were secured by the equity interest in each entity, were permanently impaired as of September 30, 2009.  We ceased accruing interest on these two loans effective July 1, 2009.  As of September 30, 2009, we have determined that the fair value of the loan receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income paid in-kind.

Of the $47,990 in development loans receivable outstanding as of September 30, 2009, $15,000, or 31.3%, is invested in hotels that are operating and generating revenue and $32,990, or 68.7%, is invested in hotel construction projects with significant progress made toward completion.  We have written off and no longer reflect any value for development loans to hotel development projects that are in the early phase of development that includes land acquisition and site preparation.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $72, from $257 for the three months ended September 30, 2008 to $185 during the three months ended September 30, 2009.  The decrease in other revenue was due primarily to decreases in asset management fees as a result of declining revenues at the hotels owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses decreased $3,967, or 10.6%, to approximately $33,563 for the three months ended September 30, 2009 from $37,530 for the three months ended September 30, 2008.  As a result of declining hotel operating revenues, our hotel operators implemented cost reduction and cost containment initiatives to reduce hotel operating expenses.  Decreases in our hotel operating expenses resulting from lower occupancies and our operators cost reduction initiatives were partially offset by increases in hotel operating expenses due to the acquisitions consummated since September 30, 2008, as mentioned above. The acquisitions also resulted in a $703, or 6.9%, increase in depreciation and amortization expense from $10,221 for the three months ended September 30, 2008 to $10,924 for the three months ended September 30, 2009. Real estate and personal property tax and property insurance increased $594, or 18.6%, in the three months ended September 30, 2009 when compared to the same period in 2008 primarily from increases in assessments and rates at certain of the hotel properties.  Insurance expense remained flat for the two periods.

General and administrative expense increased $55, or 3.8%, from $1,457, for the three months ended September 30, 2008 to $1,512 for the three months ended September 30, 2009.  Non-cash stock based compensation expense increased $163 when comparing the three months ended September 30, 2009 to the same period in 2008 as a result of increased vesting of restricted shares and performance shares issued and earned during the three months ended September 30, 2009.

Unconsolidated Joint Venture Investments

Loss from unconsolidated joint venture investments for the three months ended September 30, 2009 was approximately $606 compared to income of $1,629 for the same period in 2008.  The loss from unconsolidated joint venture investments was the result of deteriorating revenues in the hotels owned by our unconsolidated joint ventures.  The operating factors impacting the results of our hotels owned by our unconsolidated joint ventures are consistent with those described above in the discussion of our consolidated hotels, and include declining ADR, occupancy and RevPAR.

Net Loss

Net loss applicable to common shareholders for the three months ended September 30, 2009 was $33,575 compared to net income applicable to common shareholders of $5,135 for the same period in 2008.

Operating loss for the three months ended September 30, 2009 was $10,241 compared to operating income of $17,167 during the same period in 2008. The $27,408, or 159.7%, decrease in operating income was in part the result of an impairment charge taken on two of our development loans in the amount of $21,408.  The remaining decrease of $6,000 was the result of declining hotel operating revenues which were only partially offset by decreases in hotel operating expenses.

Also contributing to the net loss recorded during the three months ended September 30, 2009 was an impairment charge of $17,682 recorded on two parcels of land and a hotel, each of which is classified as held for sale as of September 30, 2009.  Due to the economic challenges facing hotel development projects, especially those that are in the early phase of development, we decided during the quarter ended September 30, 2009 to exit our two remaining land leases and dispose of the related land parcels.  Effective July 1, 2009, we ceased accruing rents under these leases.  We determined that the carrying value of the land exceeded fair value and we recorded an impairment of $14,545.  We also determined that accrued rents under the leases were uncollectible and accrued rents receivable of $1,579 was expensed during the three months ended September 30, 2009.  In addition, we committed to a plan to sell one of our hotels and determined that carrying value of this property exceeded fair value by $1,558 which was recorded as an impairment charge during the three months ended September 30, 2009.  This charge was only partially offset by a $1,868 gain on the disposition of hotel properties held for sale during the three months ended September 30, 2009.

Interest expense increased $671 from $10,458 for the three months ended September 30, 2008 to $11,129 for the three months ended September 30, 2009. The increase in interest expense is due primarily to the increase in weighted average balance outstanding on our line of credit for the three months ended September 30, 2009 when compared to the same period in 2008.  The increase in interest expense due to a larger weighted average balance on our line of credit has only been partially offset by declines in the prevailing interest rates on our other variable rate debt.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 TO SEPTEMBER 30, 2008
(dollars in thousands, except per room and per share data)

Revenue

Hotel operating revenues decreased $20,566, or 11.4%, from $180,912 for the nine months ended September 30, 2008 to $160,346 for the same period in 2009.  This decrease was primarily the result of a 10.9% decrease in ADR from $141.46 per room for the nine months ended September 30, 2008 to $126.04 per room during the same period in 2009.  In addition, our occupancy rate decreased from 74.40% during the nine months ended September 30, 2008 to 68.69% for the same period in 2009.  The decrease in hotel operating revenues was only partially offset by additional hotel operating revenues attributed to the acquisitions consummated since September 30, 2008 noted above.

Interest income from development loans receivable was $5,990 for the nine months ended September 30, 2009 compared to $5,759 for the same period in 2008.  The average balance of development loans receivable outstanding during the nine months ended September 30, 2009 was higher than the average balance outstanding during the same period in 2008. This resulted in a $231, or a 4.0%, increase in interest income.  As noted above, we determined that our development loans to Brisam East 52, LLC and Brisam Greenwich, LLC, which were secured by the equity interest in each entity, were permanently impaired as of September 30, 2009.  We ceased accruing interest on the loan effective July 1, 2009.  As of September 30, 2009, we have determined that the fair value of these two loans receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income paid in-kind which was recognized in part during the nine months ended September 30, 2009.

Other revenues decreased $339, from $914 for the nine months ended September 30, 2008 to $575 during the nine months ended September 30, 2009.  The decrease in other revenue was due primarily to decreases in asset management fees as a result of declining revenues at the hotels owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses decreased $7,806, or 7.7%, to approximately $93,276 for the nine months ended September 30, 2009 from $101,082 for the nine months ended September 30, 2008.  As a result of declining hotel operating revenues, our hotel operators implemented cost reduction and cost containment initiatives to reduce hotel operating expenses.  Decreases in our hotel operating expenses resulting from lower occupancies and cost reduction initiatives implemented by our operators were partially offset by increases in hotel operating expenses due to the acquisitions consummated since September 30, 2008 mentioned above. The acquisitions also resulted in a $3,579, or 12.5%, increase in depreciation and amortization expense from $28,543 for the nine months ended September 30, 2008 to $32,122 for the nine months ended September 30, 2009. Real estate and personal property tax and property insurance increased $1,351, or 15.0%, in the nine months ended September 30, 2009 when compared to the same period in 2008 primarily from increases in assessments and rates at certain of the hotel properties.  Insurance expense remained flat for the two periods.

As a result of cost reduction and cost containment initiatives put in place at a corporate level, general and administrative expense decreased $128, or 2.9%, from $4,490 for the nine months ended September 30, 2008 to $4,362 for the nine months ended September 30, 2009.  Non-cash stock based compensation expense increased $457 when comparing the nine months ended September 30, 2009 to the same period in 2008 as a result of performance shares issued and earned during the three months ended September 30, 2009 and an increase in restricted shares outstanding.

Unconsolidated Joint Venture Investments

Loss from unconsolidated joint venture investments for the nine months ended September 30, 2009 was approximately $2,330 compared to income of $2,251 for the same period in 2008.  The loss from unconsolidated joint venture investments was the result of deteriorating revenues in the hotels owned by our unconsolidated joint ventures.  The operating factors impacting the results of our hotels owned by our unconsolidated joint ventures are consistent with those described above in our discussion of our consolidated hotels, and include declining ADR, occupancy and RevPAR.

Net Loss

Net loss applicable to common shareholders for nine months ended September 30, 2009 was $43,572 compared to net income applicable to common shareholders of $8,081 for the same period in 2008.

Operating income for the nine months ended September 30, 2009 was $2,927 compared to operating income of $42,453 during the same period in 2008. The $39,526, or 93.1%, decrease in operating income was in part the result of an impairment charge taken on two of our development loans in the amount of $21,408.  The remaining decrease of $18,118 was the result of declining hotel operating revenues which were only partially offset by decreases in hotel operating expenses.

Also contributing to the net loss recorded during the nine months ended September 30, 2009 was the impairment charge of $17,682 recorded on two parcels of land and a hotel noted above, each of which is classified as held for sale as of September 30, 2009. This charge was only partially offset by a $1,868 gain on the disposition of hotel properties held for sale during the nine months ended September 30, 2009.

Interest expense increased $1,697 from $30,473 for the nine months ended September 30, 2008 to $32,170 for the nine months ended September 30, 2009. The increase in interest expense is due primarily to the increase in weighted average balance outstanding on our line of credit for the nine months ended September 30, 2009 when compared to the same period in 2008.  The increase in interest expense due to a larger weighted average balance on our line of credit has only been partially offset by declines in the prevailing interest rates on our other variable rate debt.

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

We have a debt policy that limits our indebtedness at the time of acquisition to less than 67% of the fair market value for the hotels in which we have invested. However, our organizational documents do not limit the amount of indebtedness that we may incur and our Board of Trustees may modify our debt policy at any time without shareholder approval. In the current economic environment, the fair market value of certain of our hotel properties may have declined causing some of our indebtedness to exceed the 67% fair market value threshold our Board of Trustees intended at the time we acquired the properties. We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

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

We entered into a sales agreement with a broker dealer acting as a sales agent which allows us to sell Class A common shares in “at the market” offerings and in privately negotiated transactions.  The sales agreement allows us to instruct the investment bank to solicit sales of our common shares in quantities and at prices we determine.  The agreement also allows us discretion to suspend the solicitation of sales of our common shares.  During the three and nine months ended September 30, 2009, we sold 1,479,000 and 1,551,500 shares, respectively.  Net proceeds from these sales after the payment of fees but before expenses of the program have been $4,436 and $4,620 for the three and nine months ended September 30, 2009, respectively. Subsequent to September 30, 2009 we have sold an additional 1,190,800 shares with additional net proceeds from these sales of $3,638 after the payment of fees but before expenses of the program.

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

Development Loans Receivable

This borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of September 30, 2009 we have $47,990 in development loan principal receivable and $2,030 in accrued interest receivable on these loans.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  We expect certain development loan borrowers to take advantage of these extension options.

In addition, we have modified the contractual terms of four development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $587 and $3,898 of accrued interest was added to loan principal for the three and nine months ended September 30, 2009, respectively.    As noted above, we ceased accruing interest on two of these development loans effective July 1, 2009.  As of September 30, 2009, we have determined that the fair value of the loan receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income paid in-kind.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

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

Some of the purchase agreements for some of our previous acquisitions contain certain earn-out provisions that entitle the seller to a payment based on operating metrics of the hotel properties.  One such earn-out provision expires on December 31, 2009 and if the thresholds stipulated in the agreement are met we would have to pay up to $6,000.  Based on results of the properties through September 30, 2009, we believe no amounts will be due under this earn-out provision.

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

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit.  We believe that the net cash provided by operations in the third and fourth quarter of this year will be adequate to fund the Company’s operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws.  Beginning with the second quarter of 2009, the Company reduced its second quarter dividend by approximately 72% in order to preserve cash. This action is anticipated to strengthen our liquidity.  The Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions.

Owning hotels is a capital intensive enterprise.  Hotels are expensive to acquire or build and require regular significant capital expenditures to satisfy guest expectations.  However, even with the current depressed cash flows, we project that our operating cash flow and existing credit facility will be sufficient to pay for almost all of our liquidity and other capital needs that we must undertake over the next twelve to eighteen months.

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. Our operators have implemented a policy of limiting capital expenditures in the current year to only those projects that impact safety of our guests or preserve the value of our assets.  As such, we have reduced amounts spent on capital improvements during the three and nine months ended September 30, 2009 when compared to the same periods in 2008 and we expect to continue this trend over the next twelve months.  While we have reduced the amounts we are spending on capital expenditures, we may be required to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests.

Cash Flow Analysis

Net cash provided by operating activities declined $30,993, or 68.5%, from $45,252 for the nine months ended September 30, 2008 to $14,259 for the same period in 2009.  Primarily as a result of declining ADR and occupancy at our wholly owned hotel properties, income before impairment charges, depreciation and amortization decreased $22,059 during the nine months ended September 30, 2009 when compared to the same period in 2008.  In addition, the modification of four development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments resulted in $2,649 in current year development loan interest income that was added to principal and is not currently a source of operating cash.  Cash from operating activities of $3,184 has also been used to fund increases in our escrow deposits.  The increase in our escrow deposits is a result of reduced access to these funds due to decreases in our capital expenditures.

Net cash used in investing activities for the nine months ended September 30, 2009 decreased $96,939, from $102,293 in the nine months ended September 30, 2008 compared to $5,354 for the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, we acquired six properties for a total purchase price of $115,842, including the assumption of $30,790 in mortgage debt, the issuance of a $500 note payable, the assumption of $319 of operating liabilities and the issuance of units in our operating partnership valued at $21,624 resulting in net cash paid for acquisitions of $62,609.  During the same period in 2009, we acquired one property for a total purchase price of $67,000, including the assumption of $29,824 in mortgage debt, the assumption of $1,322 of operating liabilities, the conversion of $19,555 in development loans and accrued interest, the conveyance of land and accrued rent receivable with a net value of $10,118 and cash held back at settlement of $1,387 resulting in net cash paid for acquisitions of $4,794.  We used $1,200 of the cash held back at settlement to facilitate the conveyance of land to the seller of the property during the three months ended September 30, 2009.  We decreased our capital expenditures from $16,946 during the nine months ended September 30, 2008 to $5,237 during the same period in 2009. This decrease was the result of our initiatives to defer all non-essential capital expenditures, reducing capital expenditures on a year over year basis.  In addition, cash used to invest in development loans receivable, net of repayments, was $24,284 for the nine months ended September 30, 2008 compared to $2,000 for the same period in 2009.  In addition, the sale of hotel properties during the nine months ended September 30, 2009 provided $8,495 in cash proceeds.

Net cash used in financing activities for the nine months ended September 30, 2009 was $12,108 compared to cash provided by financing activities of $65,665 during the same period in 2008.  During the nine months ended September 30, 2008, we issued 6,600,000 common shares resulting in net proceeds of $61,845. During the nine months ended September 30, 2009, we issued 7,251,500 common shares resulting in net proceeds of $17,716.  The Company reduced its quarterly common dividend rate by 72.2% from $0.18 per share to $0.05 per share beginning with the dividend and distribution payment in July of 2009.  The decrease in total dividends and distributions due to the decrease in the rate of dividends and distributions, was partially offset by an increase in dividend due to an increased number of shares outstanding.  Net proceeds from mortgages and notes payable were $27,474 during the nine months ended September 30, 2008 compared to net proceeds of $5,743 for the same period in 2009.  Net repayments of our credit facility were $8,421 during the nine months ended September 30, 2009 compared to net proceeds of $7,700 during the same period in 2008.  The decrease in borrowings from our credit facility is a result of a decrease in acquisition activity requiring short term borrowings and an effort to lower debt levels.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net (loss) income applicable to common shares	$(33,575)	$5,135	$(43,572)	$8,081
Income (loss) allocated to noncontrolling interest	(5,560)	1,425	(7,162)	2,156
Loss (income) from unconsolidated joint ventures	606	(1,629)	2,330	(2,251)
Gain on sale of assets	(1,868)	-	(1,868)	-
Depreciation and amortization	10,924	10,221	32,122	28,543
Depreciation and amortization from discontinued operations	139	636	1,129	1,948
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	(23)	(167)	(98)	(229)
Funds from consolidated hotel operations applicable to common shares and Partnership units	(29,357)	15,621	(17,119)	38,248

(Loss) income from Unconsolidated Joint Ventures	(606)	1,629	(2,330)	2,251
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	519	522	1,565	1,568
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,959	1,498	3,684	5,127
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	1,872	3,649	2,919	8,946

Funds from Operations applicable to common shares and Partnership units	$(27,485)	$19,271	$(14,200)	$47,194

Weighted Average Common Shares and Units Outstanding
Basic	51,878,482	47,764,168	49,187,465	44,315,615
Diluted	60,583,677	56,515,177	57,919,913	52,111,433

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO for the three and nine months ended September 30, 2009 was negatively impacted by total impairment charges of $39,091 taken during the third quarter of 2009.  Other than these impairment charges, the decrease in FFO was primarily a result of worsening economic conditions which has caused occupancies and average daily rates to decline at our hotel properties.  The decrease in revenues has only been partially offset by decreases in operating expenses resulting from declines in occupancy and our hotel operators cost reduction initiatives.

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

Investment in Hotel Properties

We follow an accounting model for the impairment or disposal of long-lived assets including discontinued operations in accordance with US GAAP.

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

As of September 30, 2009, based on our analysis, we have determined that our portfolio contains one hotel property in which the future cash flows of the properties is insufficient to recover its carrying value. As a result, we evaluated the fair value of the hotel property and determined that the property’s carrying value exceeded fair value by $1,558.  We have committed to a plan to sell this property and have recorded an impairment charge to reduce the carrying value to fair value.

In addition we evaluated two parcels of land which were being leased to hotel developers.  During the quarter ended September 30, 2009, we committed to a plan to exit our two remaining land leases and dispose of the related land parcels.  We determined that the carrying value of the land recorded as assets held for sale exceeded fair value and we recorded an impairment of $14,545.  We also determined that accrued rents under the leases were uncollectible and accrued rents receivable of $1,579 was expensed during the three months ended September 30, 2009.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investments in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  If the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of September 30, 2009, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

Investment in Development Loans

The Company accounts for the credit risk associated with its development loans receivable by monitoring the portfolio for indications of impairment.  Our methodology consists of the following:

·	Identifying loans for individual review. In general, these consist of development loans that are not performing in accordance with the contractual terms of the loan.
·
Assessing whether the loans identified for review are impaired. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.  We determine the amount of impairment by calculating the estimated fair value, discounted cash flows or the value of the underlying collateral.

Based on our reviews, we determined that our development loans to Brisam East 52, LLC and Brisam Greenwich, LLC, which were secured by the equity interest in each entity, were permanently impaired as of September 30, 2009.  We ceased accruing interest on the loans effective July 1, 2009.  As of September 30, 2009, we have determined that the fair value of each loan receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income paid in-kind.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. At September 30, 2009 we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate Line of Credit and certain variable rate mortgages and notes payable. At September 30, 2009, we had total variable rate debt outstanding of $168,570 consisting of outstanding borrowings of $80,000 under our line of credit and outstanding borrowings of $88,570 under variable rate mortgages and notes payable.  At September 30, 2009, our variable rate debt outstanding had a weighted average interest rate of 4.44%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at September 30, 2009, would be an increase or decrease in our interest expense for the three months ended September 30, 2009 of $338.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at September 30, 2009, would be an increase or decrease in our interest expense for the nine months ended September 30, 2009 of $1,081.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate swaps related to debt on the nu Hotel, Brooklyn, NY and Hilton Garden Inn, Edison, NJ and one interest rate cap related to debt on the Hotel 373, New York, NY. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2009 approximately 86.6% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 13.4% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2009 to be approximately $488,116, and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2008 to be approximately $570,354.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at September 30, 2009, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable	2009	2010	2011	2012	2013	Thereafter	Total

Fixed Rate Debt	$1,410	$14,560	$31,505	$7,561	$25,340	$492,484	$572,860
Weighted Average Interest Rate	6.05%	6.01%	6.12%	6.12%	6.11%	6.11%	6.08%

Floating Rate Debt	$156	$29,400	$27,688	$29,061	$182	$2,083	$88,570
Weighted Average Interest Rate	5.46%	6.99%	8.30%	3.00%	3.00%	3.00%	4.96%
	$1,566	$43,960	$59,193	$36,622	$25,522	$494,567	$661,430

Credit Facility
			$80,000				80,000
Weighted Average Interest Rate			3.25%				3.25%

TOTAL	$1,566	$43,960	$139,193	$36,622	$25,522	$494,567	$741,430

The table incorporates only those exposures that existed as of September 30, 2009 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates principal repayments and certain adjustments to reflect:

·           the Company’s exercise of each of the extension options within its discretion, and
·           the lender’s extension of the maturity of the revolving line of credit extension options.

	2009	2010	2011	2012	2013	Thereafter	Total

Principal repayments due as of September 30, 2009, as noted above	$1,566	$43,960	$139,193	$36,622	$25,522	$494,567	$741,430

Adjustments: Extension Options (1)
Hotel 373 - 5th Avenue, New York, NY (2)	-	(22,000)	-	22,000	-	-	-
Hilton Garden Inn TriBeCa - New York, NY (3)	-	-	-	(29,719)	-	29,719	-
nu Hotel Brooklyn - New York, NY (4)	-	-	(18,000)	-	18,000	-	-
Hilton Garden Inn - Edison, NJ (5)	-	-	(6,593)	6,593	-	-	-
TownePlace Suites - Harrisburg, PA (6)	-	-	(9,250)	9,250	-	-	-
Line of Credit Facility (7)	-	-	(80,000)	80,000	-	-	-

Pro Forma Principal Repayments	$1,566	$21,960	$25,350	$124,746	$43,522	$524,286	$741,430

(1) Adjustments reflects principal balances as of September 30, 2009.  Adjustment does not include amortization of prinicpal scheduled to occur subsequent to September 30, 2009 through maturity date or extended maturity date if options are exercised.

(2) Represents mortgage debt on the Hotel 373 - 5th Avenue, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from May of 2010 to May of 2012.

(3) Represents mortgage debt on the Hilton Garden Inn, TriBeCa, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from July of 2012 to July of 2014.

(4) Represents mortgage debt on the nu Hotel Brooklyn, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2013.

(5) Represents mortgage debt on the Hilton Garden Inn, Edison, NY which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2012.

(6) Represents the mortgage debt on the TownePlace Suites, Harrisburg, PA which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from July of 2011 to July of 2012.

(7) Represents the revolving line of credit, which contains a one-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from December of 2011 to December of 2012.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 4, 2009, HHLP entered into a contribution agreement with Hersha Northeast Associates, LLC and Kirit Patel and closed on the acquisition of 100% of the membership interests in 44 West Haven Hospitality, LLC, the indirect owner of the land, hotel and improvements associated with the Hampton Inn and Suites located at 410-544 Saw Mill Road, West Haven, CT.

The aggregate purchase price paid for the membership interests in 44 West Haven Hospitality, LLC was approximately $13.0 million, including the assumption of $7.7 million of existing mortgage debt secured by a first lien on the Hampton Inn and Suites, West Haven, CT, the release of $2.0 million of existing mezzanine financing provided by HHLP to 44 West Haven Hospitality, LLC, the cancellation of approximately $200,000 in accrued interest related to the existing mezzanine financing and approximately $3.1 million of cash paid by HHLP to the contributors.  The assumed mortgage debt has an outstanding principal balance of $7.7 million, bears interest at a fixed rate of 6.0% and matures in November 2012, with a three year extension subject to approval by the lenders.  In addition, HHLP paid the lenders a modification fee of ½% ($38,500) of the modified loan balance of $7.7 million.

Hersha Northeast Associates, LLC owned 67% of the membership interests in 44 West Haven Hospitality, LLC.  The following executive officers and trustees of Hersha have direct or indirect interests in Hersha Northeast:  Hasu P. Shah, the Chairman of our Board of Trustees, Kiran P. Patel, a member of our Board of Trustees; Jay H. Shah, a member of our Board of Trustees and our Chief Executive Officer; Neil H. Shah, our President and Chief Operating Officer; Ashish R. Parikh, our Chief Financial Officer, and David L. Desfor, our Treasurer and Secretary.

As a related party transaction, the transaction was approved by all of our independent trustees.  Hersha Hospitality Management L.P., our affiliated hotel management company, will continue to manage the Hampton Inn and Suites, West Haven, CT.

The preceding description of the material terms of the contribution agreement is qualified in its entirety by reference to the terms of the contribution agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1	Form of Performance Share Award Agreement.*

10.2	Contribution Agreement, dated as of November 4, 2009, by and among Hersha Northeast Associates, LLC and Kirit Patel, as Contributors, and Hersha Hospitality Limited Partnership, as Acquirer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHA HOSPITALITY TRUST

November 5, 2009	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer