Form 10-K
period 2009-12-31
HERSHA HOSPITALITY TRUST
filed 2010-03-05
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

The aggregate market value of the outstanding Class A Common Shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A Common Shares were last sold on June 30, 2009, was approximately $121.8 million.

As of March 3, 2010, the number of Class A common shares of beneficial interest outstanding was 109,433,818 and there were no Class B common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed with the Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III.

HERSHA HOSPITALITY TRUST

i

Index

PART I

Item 1.	Business

Unless the context otherwise requires, references in this report to: (1) “we,” “us,” “our,” the “Company” and “Hersha” mean Hersha Hospitality Trust and its consolidated subsidiaries, including Hersha Hospitality Limited Partnership, taken as a whole; (2) “HHLP” and “our operating partnership” mean Hersha Hospitality Limited Partnership; and (3) “common shares” mean our Class A common shares of beneficial interest, $0.01 par value per share.

All brand names, trademarks and service marks appearing in this report are the property of their respective owners. This report may contain registered trademarks owned or licensed to companies other than us, including, but not limited to, Comfort Inn®, Courtyard® by Marriott®, Fairfield Inn®, Fairfield Inn® by Marriott®, Hampton Inn® Hawthorne Suites®, Hilton®, Hilton Garden Inn®, Hilton Hotels®, Holiday Inn®, Holiday Inn Express®, Homewood Suites®, Homewood Suites by Hilton®, Hyatt Summerfield Suites®, Mainstay Suites®, Marriott®, Marriott Hotels & Resorts®, Residence Inn®, Residence Inn® by Marriott®, Sleep Inn® Springhill Suites® and Springhill Suites by Marriott®. None of the owners or licensees of any trademarks contained in this report or any of their respective present and future owners, subsidiaries, affiliates, officers, directors, agents or employees shall have any liability or responsibility for any financial statements or other financial information contained in this report.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report including, but not limited to those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

•	our business or investment strategy;
•	our projected operating results;
•	our distribution policy;
•	our liquidity;
•	completion of any pending transactions;
•	our ability to obtain future financing arrangements;
•	our understanding of our competition;
•	market trends; and
•	projected capital expenditures.

Forward-looking statements are based on our beliefs, assumptions and expectations, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Readers should not place undue reliance on forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;
•	changes in our business or investment strategy;
•	availability, terms and deployment of capital;
•	availability of qualified personnel;
•	changes in our industry and the market in which we operate, interest rates, or the general economy;
•	the degree and nature of our competition;
•
financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

•	the depth and duration of the current economic downturn;

Index

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
•	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
•	the degree and nature of our competition;
•	increased interest rates and operating costs;
•	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
•	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;
•	availability of and our ability to retain qualified personnel;
•	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
•	environmental uncertainties and risks related to natural disasters;
•	changes in real estate and zoning laws and increases in real property tax rates; and
•	the factors discussed in Item 1A of this report under the heading “Risk Factors” and in other reports we file with the Securities and Exchange Commission from time to time.

These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors, many of which are beyond our control, also could harm our results, performance or achievements.

All forward-looking statements contained in this report are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in central business districts, primary suburban office markets and stable destination and secondary markets in the Northeastern United States and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States and other markets with similar characteristics.  We have operated and intend to continue to operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax reporting purposes.

In addition to the direct acquisition of hotels, historically we have made investments in hotels through joint ventures with strategic partners or through equity contributions, secured mezzanine loans and land leases. Although we may invest in hotels through secured development loans and land leases, we do not expect to continue to originate any new secured mezzanine loans or enter into any new land leases as part of our hotel investment strategy.

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

As of December 31, 2009, our portfolio consisted of 57 wholly owned limited and full service properties and interests in 17 limited and full service properties owned through joint venture investments.  Of the 17 limited and full service properties owned through our investment in joint ventures, two are consolidated with us for financial reporting purposes. These 74 properties, with a total of 9,392 rooms, are located in Arizona, California, Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island and Virginia and operate under leading brands, such as Marriott ®, Courtyard by Marriott ®, Residence Inn ®, Fairfield Inn ®, Springhill Suites ®, TownePlace Suites ®,  Hilton ®, Hilton Garden Inn ®, Hampton Inn ®, Homewood Suites ®, Hyatt Summerfield Suites ®, Holiday Inn ®, Holiday Inn Express ®, Comfort Inn ®,  Mainstay Suites ®, Sleep Inn ®, Sheraton Hotel ®, and Hawthorn Suites ®.  In addition, some of our hotels operate as independent boutique hotels.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership ,for which we serve as general partner. As of December 31, 2009, we owned an approximate 86.9% partnership interest in our operating partnership.

Index

Our wholly-owned hotels are managed by independent, third party qualified management companies, including Hersha Hospitality Management, L.P. (“HHMLP”), a private management company owned by certain of our affiliated trustees and executive officers and other unaffiliated third party investors. Third party qualified management companies, including HHMLP, manage the hotels that we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”). Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.

Our principal executive office is located at 44 Hersha Drive, Harrisburg, Pennsylvania 17102. Our telephone number is (717) 236-4400. Our website address is www.hersha.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report.

AVAILABLE INFORMATION

We make available free of charge through our website (www.hersha.com) our code of ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information available on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

·
working together with our hotel management companies to increase occupancy levels and revenue per available room, or "RevPAR", through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and

·
maximizing our earnings by managing costs and positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale, mid-scale and extended-stay lodging segment, which we believe can be expected to follow from improving economic conditions.

As of December 31, 2009, we had 57 wholly owned limited and full service properties, with a total of 6,530 rooms.

INVESTMENT IN JOINT VENTURES

In addition to the direct acquisition of hotels, we may make investments in hotels through joint ventures with strategic partners. We have historically identified acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators.  We are not actively pursuing additional joint venture investments.

As of December 31, 2009, we maintain ownership interests in 17 hotels with a total of 2,862 rooms through joint ventures with third parties.  Of the 17 hotels owned through interests in joint ventures, 2 are consolidated with us for financial reporting purposes.

DEVELOPMENT LOANS

We take advantage of our relationships with hotel developers, including entities controlled by our officers or affiliated trustees, to identify development and renovation projects that may be attractive to us. While these developers have borne the risk of construction, we have historically invested in hotel development projects by providing secured mortgage or mezzanine financing to hotel developers. In many instances, we maintain a first right of refusal or right of first offer to purchase, at fair market value, the hotel for which we have provided development loan financing.  We are not actively pursuing additional development loan investments.

As of December 31, 2009, we had an investment of $46.1 million in loans to seven hotel development projects.

ACQUISITIONS

Our primary growth strategy is to selectively acquire high quality, upper- upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.  We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

Index

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

Since our initial public offering in January 1999 and through December 31, 2009, we have acquired, wholly or through joint ventures, a total of 86 hotels, including 28 hotels acquired from entities controlled by certain of our affiliated trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our affiliated trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. Because we do not develop properties, we take advantage of our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our affiliated trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our affiliated trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales. During the time since our initial public offering in 1999 through December 31, 2009, we have sold a total of 22 hotels.

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

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio. Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2009:

Index

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
HHMLP	49	5,322	6	872	55	6,194
Waterford Hotel Group	-	-	9	1,708	9	1,708
LodgeWorks	7	1,005	-	-	7	1,005
Jiten Management	-	-	2	282	2	282
Marriott	1	203	-	-	1	203

Total	57	6,530	17	2,862	74	9,392

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

CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT

We have established capital reserves for our hotels to maintain the hotels in a condition that complies with their respective franchise licenses among other requirements. In addition, we may upgrade the hotels in order to capitalize on opportunities to increase revenue, and, as deemed necessary by our management, to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements. All items that are deemed to be repairs and maintenance costs are expensed and recorded in Hotel Operating Expenses in the Consolidated Statements of Operations.

OPERATING PRACTICES

Our hotel managers utilize centralized accounting and data processing systems, which facilitate financial statement and budget preparation, payroll management, quality control and other support functions for the on-site hotel management team. Our hotel managers also provide centralized control over purchasing and project management (which can create economies of scale in purchasing) while emphasizing local discretion within specific guidelines.

DISTRIBUTIONS

We have made forty-four consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.  The following table sets forth distribution information for the last two calendar years.

Index

Quarter to which Distribution Relates	Class A Common Shares and Limited Partnership Unit Per Share Distribution Amount	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount	Record Date	Payment Date
2009
Fourth Quarter	$0.05	1/4/2010	1/15/2010	$0.50	1/1/2010	1/15/2010
Third Quarter	$0.05	9/30/2009	10/15/2009	$0.50	10/1/2009	10/15/2009
Second Quarter	$0.05	6/30/2009	7/15/2009	$0.50	7/1/2009	7/15/2009
First Quarter	$0.18	3/31/2009	4/15/2009	$0.50	4/1/2009	4/15/2009
2008
Fourth Quarter	$0.18	1/5/2009	1/16/2009	$0.50	1/1/2009	1/15/2009
Third Quarter	$0.18	9/30/2008	10/16/2008	$0.50	10/1/2008	10/15/2008
Second Quarter	$0.18	6/30/2008	7/16/2008	$0.50	7/1/2008	7/15/2008
First Quarter	$0.18	3/31/2008	4/16/2008	$0.50	4/1/2008	4/15/2008

Our Board of Trustees will determine the amount of our future distributions in its sole discretion and its decision will depend on a number of factors, including the amount of funds from operations, our partnership’s financial condition, debt service requirements, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the trustees deem relevant. Our ability to make distributions will depend on the profitability of and cash flow available from our hotels. There can be no assurance we will continue to pay distributions at the rates above or any other rate.  Additionally, we may, if necessary and allowable, pay taxable dividends of our shares or debt securities to meet the distribution requirements.  There are no assurances we will be able to continue to make quarterly distributions at the current rate.

SEASONALITY

Our hotels’ operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality causes fluctuations in our quarterly operating revenues and profitability. Hotel revenue is generally greater in the second and third quarters than in the first and fourth quarters.

COMPETITION

The upscale and mid-scale, limited service segment of the hotel business is highly competitive. Among many other factors, our hotels compete on the basis of location, room rates, quality, service levels, reputation, and reservation systems. There are many competitors in our market segments and new hotels are routinely being constructed.  Additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms.

We also compete for hotel acquisitions with entities that have investment objectives similar to ours. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

EMPLOYEES

As of December 31, 2009, we had 24 employees who were principally engaged in managing the affairs of the company unrelated to property management. Our relations with our employees are satisfactory.

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

Index

Franchisor	Franchises
Marriott International	Marriott, Residence Inn, Springhill Suites, Courtyard by Marriott, Fairfield Inn, TownePlace Suites
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn, Homewood Suites
Intercontinental Hotel Group	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites
Hyatt Hotels Corporation	Hyatt Summerfield Suites, Hawthorn Suites
Starwood Hotels	Sheraton Hotels
Choice Hotels International	Comfort Inn, Comfort Suites, Sleep Inn, Mainstay Suites

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

TAX STATUS

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ended December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax on the portion of our income that is currently distributed to shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we will be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

We own interest in several TRSs. We may own up to 100% of the stock of a TRS. A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to us, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 25% of the value of our assets may consist of securities of one or more TRSs. In addition, no more than 25% of our gross income for any year may consist of dividends from one or more TRSs and income from certain non-real estate related sources.

A TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager that qualifies as an "eligible independent contractor." To qualify for that treatment, the manager must satisfy the following requirements:

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

FINANCIAL INFORMATION ABOUT SEGMENTS

We are in the business of acquiring equity interests in hotels, and we manage our business in one reportable segment. See “Note 1 - Organization and Summary of Significant Accounting Policies” in Item 7 of this Annual Report on Form 10-K for segment financial information.

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

During the twelve months ended December 31, 2009, the U.S. economy has been negatively impacted by financial industry turmoil, growing unemployment and declining consumer sentiment. As a result, the lodging industry is experiencing slowing growth or, in some markets, negative growth which will have a negative impact on our future results of operations and financial condition.  These factors are likely to reduce revenues of the hotels and could adversely affect our ability to make distributions to our shareholders in 2010 and in subsequent periods.

Our hotels are subject to general hotel industry operating risks, which may impact our ability to make distributions to shareholders.

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have our hotels, and there can be no assurance that such volatility will not occur in the future. These risks include, among other things, competition from other hotels; over-building in the hotel industry that could adversely affect hotel revenues and hotel values; increases in operating costs due to inflation and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; adverse effects of general and local economic conditions; and adverse political conditions. These factors could reduce revenues of the hotels and adversely affect our ability to make distributions to our shareholders.

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

Our primary business strategy is to continue to acquire high quality, upscale and mid-scale limited service and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States and other markets with similar characteristics. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

Operating costs and capital expenditures for hotel renovation may be greater than anticipated and may adversely impact distributions to shareholders.

Hotels generally have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment. Under the terms of our management agreements, we are obligated to pay the cost of expenditures for items that are classified as capital items under GAAP that are necessary for the continued operation of our hotels. If these expenses exceed our estimate, the additional cost could have an adverse effect on amounts available for distribution to shareholders. In addition, we may acquire hotels in the future that require significant renovation. Renovation of hotels involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from hotels.

Index

The hotel industry is highly competitive.

The hotel industry is highly competitive. Our hotels compete with other existing and new hotels in their geographic markets. Many of our competitors have substantially greater marketing and financial resources than we do. Effective marketing by our competitors may reduce our hotel revenue and adversely impact our ability to make distributions to our shareholders.

Risks of operating hotels under franchise licenses, which may be terminated or not renewed, may impact our ability to make distributions to shareholders.

The continuation of the franchise licenses is subject to specified operating standards and other terms and conditions. All of the franchisors of our hotels periodically inspect our hotels to confirm adherence to their operating standards. The failure to maintain such standards or to adhere to such other terms and conditions could result in the loss or cancellation of the applicable franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that the trustees determine are too expensive or otherwise not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel. In that event, the trustees may elect to allow the franchise license to lapse or be terminated.

There can be no assurance that a franchisor will renew a franchise license at each option period. If a franchisor terminates a franchise license, we may be unable to obtain a suitable replacement franchise, or to successfully operate the hotel independent of a franchise license. The loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the related hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Our loss of a franchise license for one or more of the hotels could have a material adverse effect on our partnership’s revenues and our amounts available for distribution to shareholders.

The hotel industry is seasonal in nature.

The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. Our hotels’ operations historically reflect this trend.  As a result, our results of operations may vary on a quarterly basis, impairing comparability of operating data and financial performance on a quarter to quarter basis.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy.  The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.

The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand.

The widespread outbreak of infectious or contagious disease in the U.S., such as the H1N1 influenza (swine flu), could reduce travel and adversely affect the hotel industry generally and our business in particular.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

A general economic recession or depression could have a serious adverse economic impact on us.

In 2009, general worldwide economic conditions declined due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  Our business plans for 2010 and beyond depend on the general state of the global economy and specifically on the economies of the locations of our hotels. We cannot assure you that favorable economic conditions will exist in the future. A general economic recession or depression could have a serious adverse economic impact on us.

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2009, we had outstanding long-term debt, excluding capital leases, of $745.4 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels.  Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

Index

There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due.  In some such cases, we may lose the applicable hotels to foreclosure.  This risk is particularly significant.  See Item 6A for a detailed schedule of debt principal repayments.

Tightening credit markets have made financing development projects and acquiring new hotel properties more difficult.

The turmoil in the financial industry has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels without an operating history.  This could have a negative impact on the collectability of our portfolio of development loans receivable, which as of December 31, 2009 was approximately $46.1 million, if the hotel developers are unable to find financing to repay our development loans when development is complete.  In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties.  These factors could have a negative impact on our future results of operations and financial condition.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels.  Instead, we must engage an independent management company to operate our hotels.  As of December 31, 2009, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules.  The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions.  Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of our company.  Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests.  In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

Our acquisitions may not achieve expected performance, which may harm our financial condition and operating results.

We anticipate that acquisitions will largely be financed with the net proceeds of securities offerings and through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to acquire and market properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. Because we must distribute annually at least 90% of our taxable income each year to maintain our qualification as a REIT, our ability to rely upon income or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, were we unable to obtain funds from borrowings or the capital markets to finance our growth and acquisition activities, our ability to grow could be curtailed, amounts available for distribution to shareholders could be adversely affected and we could be required to reduce distributions.

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

Most of our hotels are located in the Eastern United States and many are located in the area from Washington, DC to Boston, MA, which may increase the effect of any regional or local economic conditions.

Most of our hotels are located in the area from Washington, DC to Boston, MA.  Thirty-eight of our wholly owned hotels and thirteen of our joint venture hotels are located in the states of Pennsylvania, New Jersey, New York, Rhode Island and Connecticut. As a result, regional or localized adverse events or conditions, such as an economic recession around these hotels, could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

Our ownership of hotels in the New York City market exposes us to concentration risk, which may lead to increased volatility in our results of operations.

Our consolidated portfolio of hotels in New York City have historically accounted for approximately 35% of our consolidated earnings before income taxes, depreciation and amortization, or EBITDA, and this percentage is expected to increase going forward with the acquisition during the first quarter of 2010 of three hotels located in Times Square.  The three Times Square hotels are newly-constructed hotels that opened for business in July 2009 and have limited operating history. As a result, our ability to forecast future operations accurately is limited and there is considerable risk the Times Square hotels may not generate sufficient revenue to cover the costs of their operations or provide attractive returns on our investment.  The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations.  Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations.  Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

•	the current downturn in lodging fundamentals is more severe or prolonged in New York City compared to the United States as a whole;
•	we adopt an unsuccessful strategy to ramp up and stabilize operations at the three, newly-constructed Times Square hotels; or
•
New York City is impacted by other unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2009, our portfolio consisted of 57 wholly-owned limited and full service properties and joint venture investments in 17 hotels with a total of 9,392 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance.  Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

Index

We focus on acquiring hotels operating under a limited number of franchise brands, which creates greater risk as the investments are more concentrated.

We place particular emphasis in our acquisition strategy on hotels similar to our current hotels. We invest in hotels operating under a few select franchises and therefore will be subject to risks inherent in concentrating investments in a particular franchise brand, which could have an adverse effect on amounts available for distribution to shareholders. These risks include, among others, the risk of a reduction in hotel revenues following any adverse publicity related to a specific franchise brand or the failure of the franchisor to maintain a certain brand.

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

We may enter into hedging transactions intended to protect us from the effects of interest rate fluctuations on floating rate debt and also intended to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or could adversely affect us because, among other things:

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

Index

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

Conflicts of interest with HHMLP may result in decisions that do not reflect our best interests.

The following officers and affiliated trustees own collectively approximately 70% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah, David L. Desfor and Kiran P. Patel.  Conflicts of interest may arise in respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP.  These officers and affiliated trustees also make decisions for our company with respect to property management.  Consequently, these officers and affiliated trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.

Conflicts of interest relating to sales or refinancing of hotels acquired from some of our affiliated trustees and officers may lead to decisions that are not in our best interest.

Some of our affiliated trustees and officers have unrealized gains associated with their interests in the hotels we have acquired from them and, as a result, any sale of these hotels or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these hotels may cause adverse tax consequences to such affiliated trustees and officers. Therefore, our interests and the interests of these individuals may be different in connection with the disposition or refinancing of these hotels.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2009, 2,400,000 shares of our Series A preferred shares were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $60.0 million, and annual dividends on our outstanding preferred shares are approximately $4.8 million. Holders of our Series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our Series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our Series A preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

Index

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

Future sales of our common shares by IRSA Inversiones y Representaciones Sociedad Anonima, or IRSA, and its affiliates, could depress the market price of our common shares.

We cannot predict whether future sales of our common shares or securities convertible into or exchangeable or exercisable for our commons shares or the availability of these securities for resale in the open market will decrease the market price of our common shares.  Based on information known by us as of March 3, 2010, IRSA and its affiliates beneficially own 17,346,756 common shares, including 5,700,000 common shares issuable by us upon exercise of outstanding options.  These shares, which represent approximately 15.9% our common shares outstanding as of March 3, 2010, may be resold by IRSA and its affiliates in the public market pursuant to shelf registration statement that has become effective under the Securities Act, or pursuant to any available exemption from registration.  Sales of a substantial number of common shares by IRSA and its affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices of the common shares.

IRSA and its affiliates beneficially own a significant percentage of our common shares, which could result in significant influence over the outcome of matters submitted to the vote of our shareholders.

Based on information known by us as of March 3, 2010, IRSA and its affiliates beneficially own approximately 15.9% of our common shares outstanding as of this date.  In addition, Real Estate Investment Group, L.P., or REIG, an affiliate of IRSA, has certain preemptive rights to acquire additional shares of beneficial interest.  Eduardo Elsztain, the Chairman and Chief Executive Officer of IRSA, also serves on our Board of Trustees.  Accordingly, IRSA and its affiliates have significant influence over us and the ownership level of IRSA and its affiliates may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all shareholders.

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

Our Board of Trustees is divided into two classes, the terms of which expire every two years. Trustees of each class are elected for two-year terms upon the expiration of their current terms and each year one class of trustees will be elected by the shareholders. The staggered terms of trustees may delay, deter or prevent a tender offer, a change in control of us or other transaction, even though such a transaction might be in the best interest of the shareholders.

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

Our shareholders have no right or power to take part in our management except through the exercise of voting rights on certain specified matters. The board of trustees is responsible for our management and strategic business direction, and our management is responsible for our day-to-day operations. Certain policies of our board of trustees may not be consistent with the immediate best interests of our shareholders.

RISKS RELATED TO OUR TAX STATUS

If we fail to qualify as a REIT, our dividends will not be deductible to us, and our income will be subject to taxation, which would reduce the cash available for distribution to our shareholders.

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner so as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke the REIT election.

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

We have distributed, and intend to continue to distribute, our income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we may borrow, to pay distributions to our shareholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein.  Additionally, we may, if necessary and allowable, pay taxable dividends of our shares or debt securities to meet the distribution requirements.

Under recently issued Internal Revenue Service, or IRS, guidance, we may pay taxable dividends of our common shares and cash, in which case shareholders may sell our common shares to pay tax on such dividends, placing downward pressure on the market price of our common shares.

Under recently issued IRS guidance, we may distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Under Revenue Procedure 2010-12, or the Revenue Procedure, up to 90% of any such taxable dividend paid with respect to our 2010 and 2011 taxable years could be payable in shares of our common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. If we utilize the Revenue Procedure and a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.  We do not currently intend to utilize the Revenue Procedure.

Index

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

The federal income tax laws governing REITs are complex.

We intend to continue to operate in a manner that will qualify us as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

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

The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets, that would be treated as sales for federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax upon a disposition of real property.  Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.  Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.

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

Index

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

The following table sets forth certain information with respect to the 57 hotels we wholly owned as of December 31, 2009 which are consolidated on the Company’s financial statements.

Name	Year Opened	Number of Rooms
Comfort Inn
North Dartmouth, MA	1986	84
Harrisburg, PA	1998	81
Courtyard
Alexandria, VA	2006	203
Scranton, PA	1996	120
Langhorne, PA	2002	118
Brookline/Boston, MA*	2003	188
Wilmington, DE	1999	78
Fairfield Inn
Bethlehem, PA	1997	103
Laurel, MD	1999	109
Hampton Inn
Brookhaven, NY	2002	161
Chelsea/Manhattan, NY	2003	144
Hershey, PA	1999	110
Carlisle,PA	1997	95
Danville, PA	1998	72
Selinsgrove, PA	1996	75
Herald Square, Manhattan, NY	2005	136
Philadelphia, PA	2001	250
Seaport, NY	2006	65
Smithfield, RI	2008	101
West Haven, CT	2009	98
Hawthorn Suites
Franklin, MA	1999	100
Hilton Garden Inn
JFK Airport, NY*	2005	188
TriBeCa, NY	2009	151
Edison, NJ*	2003	132
Holiday Inn
Norwich, CT	2006	134
Holiday Inn Express
Hauppauge, NY	2001	133
Cambridge, MA	1997	112
Hershey, PA	1997	85
New Columbia, PA	1997	81
Malvern, PA	2004	88
Oxford Valley, PA	2004	88
Chester, NY	2006	80
Camp Springs, MD	2008	127
Holiday Inn Express & Suites
Harrisburg, PA	1997	77
King of Prussia, PA	2004	155
Independent
Wilmington, DE	1999	71
Fifth Ave, NY	2007	70
TriBeCa, NY	2008	45
Brooklyn, NY	2008	93
Mainstay
Valley Forge, PA	2000	69
Residence Inn
North Dartmouth, MA	2002	96
Tysons Corner, VA	1984	96
Framingham, MA	2000	125
Greenbelt, MD	2002	120
Norwood, MA	2006	96
Langhorne, PA	2007	100
Carlisle,PA	2007	78

Index

Name	Year Opened	Number of Rooms
Sleep Inn
Valley Forge, PA	2000	87
Sheraton Hotel
JFK Airport, NY*	2008	150
Summerfield Suites
White Plains, NY	2000	159
Bridgewater, NJ	1998	128
Gaithersburg, MD	1998	140
Pleasant Hill, CA	2003	142
Pleasanton, CA	1998	128
Scottsdale, AZ	1999	164
Charlotte, NC	1989	144
TownePlace Suites
Harrisburg, PA	2008	107
TOTAL ROOMS		6,530

*      Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement.  These ground lease agreements typically have terms of between 75 and 99 years.  See Item 7, “Note 7 – Commitments and Contingencies and Related Party Transactions” for a description of our obligations underground these ground leases.

Index

The following table sets forth certain information with respect to the 17 hotels we owned through joint ventures with third parties as of December 31, 2009.  Of the 17 properties owned through interests in joint ventures, two are consolidated.

Name	Year Opened	Number of Rooms	HHLP Ownership in Asset	HHLP Preferred Return	Consolidated/ Unconsolidated
Courtyard
Norwich, CT	1997	144	66.7%	8.5%	Unconsolidated
South Boston, MA**	2005	164	50.0%	N/A	Unconsolidated
Warwick, RI	2003	92	66.7%	8.5%	Unconsolidated
Ewing/Princeton, NJ	2004	130	50.0%	11.0%	Unconsolidated
Hilton
Hartford, CT	2005	393	8.8%	8.5%	Unconsolidated
Homewood Suites
Glastonbury, CT	2006	136	48.0%	10.0%	Unconsolidated*
Marriott
Mystic, CT	2001	285	66.7%	8.5%	Unconsolidated
Hartford, CT	2005	409	15.0%	8.5%	Unconsolidated
Residence Inn
Danbury, CT	1999	78	66.7%	8.5%	Unconsolidated
Mystic, CT	1996	133	66.7%	8.5%	Unconsolidated
Southington, CT	2002	94	44.7%	8.5%	Unconsolidated
Williamsburg, VA	2002	108	75.0%	12.0%	Consolidated
Holiday Inn Express
South Boston, MA**	1998	118	50.0%	N/A	Unconsolidated
Manhattan, NY	2006	228	50.0%	N/A	Unconsolidated
Hilton Garden Inn
Glastonbury, CT	2003	150	48.0%	11.0%	Unconsolidated*
Springhill Suites
Waterford, CT	1998	80	66.7%	8.5%	Unconsolidated
Williamsburg, VA	2002	120	75.0%	12.0%	Consolidated
TOTAL ROOMS		2,862

*              On January 1, 2010, we acquired our joint venture partner’s 52.0% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels. As part of this transaction, our joint venture partner acquired our 48.0% minority membership interest in PRA Suites at Glastonbury, LLC, the entity owning the Homewood Suites, Glastonbury, CT, and assumed the outstanding mortgage debt secured by the Homewood Suites, Glastonbury, CT.
**            The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements.  These ground lease agreements typically have terms of between 75 and 99 years.

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

Index

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common shares began trading on the New York Stock Exchange on May 5, 2008 under the symbol “HT.” Our common shares were previously traded on the American Stock Exchange under the symbol “HT.”  As of March 3, 2010, the last reported closing price per common share on the New York Stock Exchange was $4.03. The following table sets forth the high and low sales price per common share reported on the American Stock Exchange and New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2009	High	Low	Dividend Per Common Share
Fourth Quarter	$3.29	$2.33	$0.05
Third Quarter	$3.43	$2.16	$0.05
Second Quarter	$3.74	$1.64	$0.05
First Quarter	$3.05	$1.08	$0.18

Year Ended December 31, 2008	High	Low	Dividend Per Common Share
Fourth Quarter	$7.25	$2.30	$0.18
Third Quarter	$8.61	$5.74	$0.18
Second Quarter	$10.41	$7.00	$0.18
First Quarter	$9.80	$7.61	$0.18

SHAREHOLDER INFORMATION

At March 3, 2010 we had approximately 115 holders of record and 10,266 beneficial owners of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares on a one for one basis subject to certain limitations) were held by approximately 51 entities and persons.

Our Declaration of Trust, subject to certain exceptions, provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.9% of the number of outstanding common shares of any class or series of common shares or the number of outstanding preferred shares of any class or series of preferred shares. For this purpose, a person includes a “group” and a “beneficial owner” as those terms are used for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any transfer of common or preferred shares that would result in any person owning, directly or indirectly, common or preferred shares in excess of the ownership limitation, result in the common and preferred shares being owned by fewer than 100 persons (determined without reference to any rules of attribution), result in our being “closely held” within the meaning of Section 856(h) of the Code, or cause us to own, actually or constructively, 10% or more of the ownership interests in a tenant (other than a TRS) of our or our operating partnership’s real property, within the meaning of Section 856(d)(2)(B) of the Code, will be null and void, and the intended transferee will acquire no rights in such common or preferred shares.

Any person who acquires or attempts to acquire common or preferred shares in violation of the foregoing restrictions, or any person who owned common or preferred shares that were transferred to a trust, will be required to give written notice immediately to us of such event and provide us with such other information as we may request in order to determine the effect, if any, of such transfer on our status as a REIT.

In addition, the trustees, upon receipt of advice of counsel or other evidence satisfactory to the trustees, in their sole and absolute discretion, may, in their sole and absolute discretion, exempt a person from the ownership limitation under certain circumstances. The foregoing restrictions continue to apply until the trustees determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT and there is an affirmative vote of two-thirds of the number of common and preferred shares entitled to vote on such matter at a regular or special meeting of our shareholders.

All certificates representing common or preferred shares bear a legend referring to the restrictions described above.

The restrictions on ownership and transfer described above could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of some, or a majority, of our common shares might receive a premium for their shares over the then-prevailing market price or which such holders might believe to be otherwise in their best interest.

Index

EQUITY COMPENSATION PLAN

See Part III, Item 11, for a description of securities authorized for issuance under our 2008 Equity Incentive Plan.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2004 and ending December 31, 2009, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	Period Ending December 31,
	2004	2005	2006	2007	2008	2009
Hersha Hospitality Trust	$100.00	$84.77	$114.69	$100.79	$36.79	$44.38
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Hotel REIT Index	100.00	109.80	141.22	109.91	43.96	72.82
S&P 500	100.00	104.90	121.47	128.14	80.73	102.10

Index

Item 5.	Selected Financial Data

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

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2009	2008	2007	2006	2005
Revenue:
Hotel Operating Revenues	$212,328	$236,162	$214,883	$117,705	$53,330
Interest Income From Development Loans	7,411	7,890	6,046	2,487	3,940
Other Revenues	751	1,141	980	737	529
Total Revenue	220,490	245,193	221,909	120,929	57,799
Operating Expenses:
Hotel Operating Expenses	124,433	133,817	119,499	65,915	29,465
Hotel Ground Rent	1,166	1,040	856	804	433
Real Estate and Personal Property Taxes and Property Insurance	13,879	12,384	10,803	5,492	2,848
General and Administrative	5,892	7,208	7,093	5,527	4,800
Stock Based Compensation	2,143	1,502	852	293	99
Acquisition and Terminated Transaction Costs	328	380	149	316	41
Impairment of Development Loan Receivable and Other Asset	21,408	21,004	-	-	-
Depreciation and Amortization	43,156	38,904	31,943	16,786	6,789
Total Operating Expenses	212,405	216,239	171,195	95,133	44,475
Operating Income	8,085	28,954	50,714	25,796	13,324
Interest Income	208	306	686	1,182	602
Interest Expense	43,359	41,218	40,237	23,500	10,687
Other Expense	165	129	83	102	12
Loss on Debt Extinguishment	-	1,568	-	1,485	-
(Loss) Income before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	(35,231)	(13,655)	11,080	1,891	3,227

Net (Loss) Income from Unconsolidated Joint Venture Investments	(7,190)	(517)	3,476	1,799	457

(Loss) Income from Continuing Operations	(42,421)	(14,172)	14,556	3,690	3,684

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	1,869	2,888	4,248	784	1,323
Loss from Impairment of Assets	(17,703)	-	-	-	-
(Loss) Income from Discontinued Operations	(203)	855	1,368	1,330	(1,555)
(Loss) Income from Discontinued Operations	(16,037)	3,743	5,616	2,114	(232)

Net (Loss) Income	(58,458)	(10,429)	20,172	5,804	3,452

Loss (Income) Allocated to Noncontrolling Interests	8,597	1,621	(2,325)	(706)	(155)
Distributions to Preferred Unitholders	-	-	-	-	-
Preferred Distributions	(4,800)	(4,800)	(4,800)	(4,800)	(1,920)

Net (Loss) Income applicable to Common Shareholders	$(54,661)	$(13,608)	$13,047	$298	$1,377

Basic (Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.81)	$(0.38)	$0.20	$(0.05)	$0.07
Diluted (Loss) Income from Continuing Operations applicable to Common Shareholders (1)	(0.81)	(0.38)	0.20	(0.05)	0.07
Dividends declared per Common Share	0.33	0.72	0.72	0.72	0.72

Index

	2009	2008	2007	2006	2005
Balance Sheet Data
Net investment in hotel properties	$938,954	$982,082	$893,297	$807,784	$317,980
Assets Held for Sale	21,073	-	-	-	3,407
Noncontrolling Interests Common Units	27,126	34,781	42,845	25,933	15,147
Redeemable Noncontrolling Interest	14,733	18,739	-	-	-
Noncontrolling Interests Consolidated Joint Ventures	267	1,854	1,908	3,092	2,079
Shareholder's equity	302,197	349,963	330,405	331,619	164,703
Total assets	1,111,044	1,178,405	1,067,607	968,208	455,355
Total debt	724,551	743,781	663,008	580,542	256,146
Debt related to Assets Held for Sale	20,892	-	-	-	375
Other Data
Funds from Operations (2)	$(15,912)	$31,441	$49,823	$25,936	$14,495
Net cash provided by operating activities	$21,532	$53,894	$59,300	$27,217	$15,002
Net cash used in investing activities	$(8,921)	$(114,870)	$(46,027)	$(413,881)	$(190,825)
Net cash (used in) provided by financing activities	$(16,904)	$64,346	$(11,262)	$388,200	$163,989
Weighted average shares outstanding
Basic	51,027,742	45,184,127	40,718,724	27,118,264	20,293,554
Diluted (1)	51,027,742	45,184,127	40,718,724	27,118,264	20,299,937

(1)           Income allocated to noncontrolling interest in HHLP has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.
(2)           See Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for an explanation of FFO, why we believe FFO is a meaningful measure of our operating performance and a reconciliation of FFO to net income calculated in accordance with GAAP.

Index

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements appearing in this Item 6 are forward-looking statements within the meaning of the federal securities laws.  Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. See Item 1, Part I (Business – CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS) for additional information regarding our forward-looking statements.

GENERAL

As of December 31, 2009, we owned interests in 74 hotels in the eastern United States including interests in 17 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of December 31, 2009, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

During the year ended December 31, 2009, the U.S. economy has been influenced by financial industry turmoil, growing unemployment and declining consumer sentiment. The recessionary environment in 2009 has and is forecasted to continue to negatively impact overall lodging demand and our results of operations and financial condition.  For the year ended December 31, 2009, we have seen decreases in Average Daily Rate (“ADR”), occupancy, and Revenue Per Available Room (“RevPAR”) due to these economic factors as compared to the years ended December 31, 2008 and 2007.

The turmoil in the financial industry has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  This turmoil in the financial industry may continue to have a negative impact on the collectability of our portfolio of development loans receivable.  While we have the intent to pursue collection of amounts contractually due to us, we recorded an impairment charge of $21,408 during the year ended December 31, 2009 related to amounts due to us for two development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued and will continue to monitor this portfolio on an on-going basis.  For more information, please see “Note 4 – Development Loans Receivable and Land Leases.”

In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties that do not have a history of profitable operations.  We monitor the maturity dates of our debt obligations and take steps in advance of the debt becoming due to extend or refinance the obligations.  Please refer to “Item 6A.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our debt maturities.

We are planning for a continued downward trend in consumer and commercial spending and lodging demand during the first half of 2010.  However, we believe this downward trend may begin to show signs of stabilizing in the second half of 2010. We do not anticipate an improvement in lodging demand until the current economic trends reverse course, particularly the expected continued weakness in the overall economy and the lack of liquidity in the credit markets. The general economic trends discussed above make it difficult to predict our future operating results.  There can be no assurances that we will not experience further declines in hotel revenues, occupancy, ADR or RevPAR at our properties or experience defaults under our development loans for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns, the continued impact of the trends identified above and the limited availability of permanent financing to refinance or repay existing development loans, as well as other factors identified under the heading “Risk Factors” in Item 1A. of this Annual Report.

Notwithstanding general economic and industry conditions, we believe our company is positioned well to take part in the economic recovery anticipated to occur in the second half of 2010, both operationally and strategically.  As we enter this next cycle of the lodging industry and as a result of our company’s growth over the last five years, we expect to see our hotel acquisition strategy shift slightly from that employed in prior years.  We will continue to seek acquisition opportunities in central business districts, primary suburban markets and stable secondary markets.  However, we do not expect to actively pursue acquisitions made through joint ventures similar to those we own today, and will consider opportunities to acquire our joint venture partners’, or sell our, interests in existing joint ventures, as we did with our PRA Glastonbury joint ventures in January 2010.  In addition, we do not expect to actively pursue additional development loans and land leases as part of our hotel acquisition strategy.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future growth, but we may pursue these types of investments in the future if we believe they present us with the potential for attractive risk-adjusted returns.

Index

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2009, 2008 and 2007:

CONSOLIDATED HOTELS:

	Year Ended	Year Ended	2009 vs. 2008	Year Ended	2008 vs. 2007
	2009	2008	% Variance	2007	% Variance

Rooms Available	2,378,088	2,241,165	6.1%	2,066,525	8.5%
Rooms Occupied	1,604,847	1,610,678	-0.4%	1,528,539	5.4%
Occupancy	67.48%	71.87%	-4.4%	73.97%	-2.1%
Average Daily Rate (ADR)	$126.28	$140.59	-10.2%	$134.56	4.5%
Revenue Per Available Room (RevPAR)	$85.22	$101.04	-15.7%	$99.53	1.5%

Room Revenues	$202,688,044	$226,443,272	-10.5%	$205,686,215	10.1%
Hotel Operating Revenues	$212,327,816	$236,162,286	-10.1%	$214,882,728	9.9%
Hotel Operating Revenues from Discontinued Operations	$7,816,286	$14,302,487	N/A	$21,263,000	N/A

The following table outlines operating results for the three years ended December 31, 2009, 2008 and 2007 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other minority interest holders.

UNCONSOLIDATED JOINT VENTURES:

	Year Ended	Year Ended	2009 vs. 2008	Year Ended	2008 vs. 2007
	2009	2008	% Variance	2007	% Variance

Rooms Available	961,407	963,892	-0.3%	954,114	1.0%
Rooms Occupied	619,558	677,485	-8.6%	682,169	-0.7%
Occupancy	64.44%	70.29%	-5.8%	71.50%	-1.2%
Average Daily Rate (ADR)	$131.86	$146.91	-10.2%	$144.51	1.7%
Revenue Per Available Room (RevPAR)	$84.98	$103.26	-17.7%	$103.32	-0.1%

Room Revenues	$81,717,987	$99,530,317	-17.9%	$98,580,629	1.0%
Total Revenues	$104,328,667	$127,874,193	-18.4%	$130,167,451	-1.8%

RevPAR for the year ended December 31, 2009 decreased 15.7% for our consolidated hotels and decreased 17.7% for our unconsolidated hotels when compared to the same period in 2008.  This represents a reversal of the growth trend in RevPAR experienced during the year ended December 31, 2008 over the same period in 2007.  This reversal in the growth trend in RevPAR is primarily due to deteriorating economic conditions in 2009.

The increase in RevPAR during the year ended December 31, 2008 was due primarily to our broadened strategic portfolio focus on stronger central business districts and primary suburban office parks; the size of the recent acquisitions as a percentage of the portfolio; franchise affiliations with stronger brands, such as Hyatt Summerfield Suite, Hilton Garden Inn, Residence Inn and Courtyard by Marriott; and a focus on improving the ADR. The increase in both rooms and total revenue can be attributed primarily to the hotels acquired during the respective periods.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 TO DECEMBER 31, 2008
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2009 consisted of hotel operating revenues, interest income from our development loan program, and other revenue. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues decreased $23,834, or 10.1%, from $236,162 for the year ended December 31, 2008 to $212,328 for the same period in 2009.  This decrease resulted from decreases in both ADR and occupancy.  ADR decreased 10.2% from $140.59 for year ended December 31, 2008 to $126.28 during the same period in 2009.  Our occupancy rate decreased 439 basis points from approximately 71.87% during the year ended December 31, 2008 to approximately 67.48% for the same period in 2009.

Index

The decrease in hotel operating revenues was only partially offset by the additional hotel operating revenues attributed to the following acquisitions consummated during the year ended December 31, 2009:

Brand	Location	Acquisition Date	Rooms	2009 Total Revenue

Hilton Garden Inn	TriBeCa, New York, NY	5/1/2009 *	151	$6,761
Hampton Inn & Suites	West Haven, CT	11/4/2009	98	$374

			249	$7,135

*  We acquired a 49% interest in the entity that owns the property on May 1, 2009 and acquired the remaining 51% interest on June 30, 2009.

Revenues for both hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2009 included revenues for a full year related to six hotels that were purchased during the year ended December 31, 2008. Hotels acquired during the year ended December 31, 2008 would have a full year of results included in the year ended December 31, 2009 but not necessarily a full year of results during the same period in 2008. We acquired interests in the following six consolidated hotels during the year ended December 31, 2008:

Brand	Location	Acquisition Date	Rooms	2009 Total Revenue	2008 Total Revenue
Duane Street Hotel (TriBeCa)	New York, NY	1/4/2008	45	$2,836	$3,688
TownePlace Suites	Harrisburg, PA	5/8/2008	107	2,440	1,755
Sheraton Hotel	JFK Airport, Jamaica, NY	6/13/2008	150	7,869	3,931
Holiday Inn Express	Camp Springs, MD	6/26/2008	127	2,587	1,313
nu Hotel	Brooklyn, NY	7/7/2008 *	93	4,488	2,314
Hampton Inn & Suites	Smithfield, RI	8/1/2008	101	2,033	848

			623	$22,253	$13,849

* The property was purchased on January 14, 2008 but did not open for business until July 7, 2008.

We invest in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 20.0%.  Interest income from development loans receivable was $7,411 for the year ended December 31, 2009 compared to $7,890 for the same period in 2008.  The decrease in interest income from development loans receivable was due to a decrease in the average balance of development loans receivable outstanding in 2009 and cessation of interest accrual on certain loans that were deemed to be impaired, which resulted in a $479, or 6.1% decrease in interest income.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  On June 30, 2009, we amended four development loans, with an aggregate principal balance of $40,000 prior to the amendment, to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, $4,502 in accrued interest on these loans was added to principal for the year ended December 31, 2009.

We monitor our development loan portfolio for indications of impairment considering the current economic environment, the borrowers’ access to other sources of financing to complete their hotel development projects, and the borrowers ability to repay amounts owed to us through the operation or eventual sale of the properties being financed by our loans receivable.  Based on our reviews, we determined that our development loans to Brisam East 52, LLC and Brisam Greenwich, LLC, which were secured by the equity interest in each entity, were permanently impaired as of December 31, 2009.  We ceased accruing interest on these two loans effective July 1, 2009.  As of December 31, 2009, we have determined that the fair value of these loan receivables are $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income paid in-kind.

During the year ended December 31, 2008, we recorded an impairment charge for one of our development loans to an unaffiliated developer for the remaining principal of $18,748, which is net of unamortized discount and loan fees in the amount of $1,252.  The loan was deemed to be fully impaired when the developer was unable to obtain additional construction financing to complete the project and consequently defaulted under his senior mortgage loan.  The project, located in Brooklyn, NY, was to include hotel, residential and retail components, however, the land acquisition financing and our loan were not sufficient to fund the ongoing construction.  A receivable for uncollected interest income of $569, which is net of unrecognized deferred loan fees of $143, was also recorded as an impairment charge.  In connection with the development loan, we also hold an option to acquire an interest in the hotel upon completion of the development project.  This option was valued at $1,687 at its inception and is deemed to be fully impaired.  The total impairment charge recorded during the year ended December 31, 2008 related to this development loan and option was $21,004.

Index

Of the $46,094 in development loans receivable outstanding as of December 31, 2009, $15,000, or 32.5%, is invested in hotels that are currently operating and generating revenue and $31,094, or 67.5%, is invested in hotel construction projects with significant progress made toward completion.  We have written off and no longer reflect any value for development loans to hotel development projects that are in the early phase of development where development has been limited to land acquisition and site preparation.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased from $1,141 for the year ended December 31, 2008 to $751 during the year ended December 31, 2009 primarily due to a decrease in asset management as a result of declining revenues at properties owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses decreased 7.0% to approximately $124,433 for the year ended December 31, 2009 from $133,817 for the year ended December 31, 2008. As a result of declining hotel operating revenues, our hotel operators implemented cost reduction and cost containment initiatives to reduce hotel operating expenses.  Decreases in our hotel operating expenses resulting from lower occupancies and our operators cost reduction initiatives were partially offset by increases in hotel operating expenses due to the acquisitions consummated since January 1, 2008, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization from $38,904 for the year ended December 31, 2008 to $43,156 for the year ended December 31, 2009. Similarly, real estate and personal property tax and property insurance increased $1,495, or 12.1%, in the year ended December 31, 2009 when compared to the same period in 2008.

General and administrative expense decreased by approximately $1,316 from $7,208 in 2008 to $5,892 in 2009.  As of December 31, 2009, discretionary incentive compensation related to 2009 fiscal year had not been determined and, accordingly, no expense had been accrued.  General and administrative expense for the year ended December 31, 2008 included a charge of $1,253 for incentive compensation related to the 2008 fiscal year.  Non-cash stock based compensation expense increased $641 when comparing the year ended December 31, 2009 to the same period in 2008 as a result of increased vesting of restricted shares and performance shares issued and earned during the year ended December 31, 2009.

Unconsolidated Joint Venture Investments

For the year ended December 31, 2009, we recorded $7,190 in loss from unconsolidated joint ventures compared to $517 in loss from unconsolidated joint ventures for the same period in 2008.

Included in the loss from unconsolidated joint ventures for the year ended December 31, 2009 was an impairment charge of $4,541.  Through our investment in Hiren Boston, LLC joint venture, we have a 50% interest the Courtyard, South Boston, MA.  We determined that our interest in this hotel was impaired and, as of December 31, 2009, we recorded an impairment loss of approximately $3,500 which represents our entire investment in the hotel.  Through our investment in PRA Suites at Glastonbury, LLC joint venture, we have a 48% interest the Homewood Suites, Glastonbury, CT.  In 2009, we entered into an agreement to transfer our interest in this hotel to our joint venture partner as partial consideration for the purchase of our joint venture partner’s 52% interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT.  This transaction closed effective January 1, 2010.  We determined that the carrying value of our interest in the Homewood Suites, Glastonbury, CT exceeded fair value and, as of December 31, 2009, and recorded an impairment loss of $1,041.  As a result of this transaction, as of January 1, 2010 we own a 100% interest in the Hilton Garden Inn, Glastonbury, CT and have no remaining interest in the Homewood Suites, Glastonbury, CT.  We believe the purchase of the Hilton Garden Inn, Glastonbury, CT in 2010 will result in a $1,918 gain as a result of applying purchase accounting and the subsequent remeasurement of our previously held 48% interest which will be recorded in the first quarter of 2010.

Through our investment in the Mystic Partners, LLC joint venture, we have an 8.8% interest in the Hilton Hotel in Hartford, CT.  In 2008, we determined that our interest in this hotel was impaired.  As of December 31, 2008, we recorded an impairment loss of approximately $1,890 which represents our entire investment in the hotel.

For the year ended December 31, 2009, loss from our investment in unconsolidated joint ventures, excluding the impairment charges noted above, was $2,649.  This compares to income from our investment in unconsolidated joint ventures, excluding the impairment charges noted above, of $1,373 for the same period in 2008.  This decrease was the result of deteriorating revenues in the hotels owned by our unconsolidated joint ventures.  The operating factors impacting the results of our hotels owned by our unconsolidated joint ventures are consistent with those described above in the discussion of our consolidated hotels, and include declining ADR, occupancy and RevPAR.

Index

Net Income/Loss

Net loss applicable to common shareholders for year ended December 31, 2009 was $54,661 compared to net loss applicable to common shareholders of $13,608 for the same period in 2008.

Operating income for the year ended December 31, 2009 was $8,085 compared to operating income of $28,954 during the same period in 2008. The $20,869, or 72.1%, decrease in operating income was primarily the result of the impairment charge of $21,408 related to our investment in a development loan and an option to acquire the hotel property upon completion, noted above.

Also contributing to the net loss recorded during the year ended December 31, 2009 was an impairment charge of $17,703 recorded on two parcels of land and a hotel, each of which is classified as held for sale as of December 31, 2009.  Due to the economic challenges facing hotel development projects, especially those that are in the early phase of development, we decided during the quarter ended September 30, 2009 to exit our two remaining land leases and dispose of the related land parcels.  Effective July 1, 2009, we ceased accruing rents under these leases.  We determined that the carrying value of the land exceeded fair value and we recorded an impairment of $14,545.  We also determined that accrued rents under the leases were uncollectible and accrued rents receivable of $1,579 was expensed during the year ended December 31, 2009.  In addition, we committed to a plan to sell one of our hotels and determined that carrying value of this property exceeded fair value by $1,558 which was recorded as an impairment charge during the year ended December 31, 2009.

In addition, we recorded a gain of $2,888 on the disposition of hotel properties during the year ended December 31, 2008, compared to a $1,869 gain during the same period in 2009.

Interest expense increased $2,141 from $41,218 for the year ended December 31, 2008 to $43,359 for the year ended December 31, 2009. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 TO DECEMBER 31, 2007
(dollars in thousands, except per share data)

Revenue

Hotel operating revenues increased $21,279, or 9.9%, from $214,883 for the year ended December 31, 2007 to $236,162 for the same period in 2008.  This increase resulted from increases in ADR, partially offset by decreases in occupancy.  ADR increased 4.5% from $134.56 per room for year ended December 31, 2007 to $140.59 per room during the same period in 2008.  Our occupancy rate decreased 210 basis points from approximately 73.97% during the year ended December 31, 2007 to approximately 71.87% for the same period in 2008.

In addition, we acquired interests in six consolidated hotels during the year ended December 31, 2008, as noted above.  Revenues for all six hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2008 included revenues for a full year related to the following six hotels that were purchased during the year ended December 31, 2007:

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

We invest in hotel development projects by providing secured first mortgage or mezzanine financing to hotel developers.  Interest income from development loans receivable was $7,890 for the year ended December 31, 2008 compared to $6,046 for the same period in 2007.  The average balance of development loans receivable outstanding in 2008 was higher than the average balance outstanding in 2007. This resulted in a $1,844, or 30.5% increase in interest income.  In addition, we recorded an impairment charge of $21,004 for the remaining principal, accrued interest and option to acquire an interest in the property during the year ended December 31, 2008, as mentioned above.

Index

Other revenue consists primarily of fees earned for asset management services provided to properties owned by two of our unconsolidated joint ventures.  Other revenues increased from $980 for the year ended December 31, 2007 to $1,141 during the year ended December 31, 2008.

Expenses

Total hotel operating expenses increased 12.0% to approximately $133,817 for the year ended December 31, 2008 from $119,499 for the year ended December 31, 2007. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2007, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization from $31,943 for the year ended December 31, 2007 to $38,904 for the year ended December 31, 2008. Similarly, real estate and personal property tax and property insurance increased $1,581, or 14.6%, in the year ended December 31, 2008 when compared to the same period in 2007.

General and administrative expense increased by $115, or 1.6%, from $7,093 in 2007 to $7,208 in 2008. Stock based Compensation increased $650 during the year ended December 31, 2008 when compared to the same period in 2007, due primarily to the issuance of additional stock awards in June 2008.

Unconsolidated Joint Venture Investments

As mentioned above, we recorded an impairment loss of approximately $1,890 on our investment in the Hilton Hotel in Hartford, CT which represents our entire investment in the hotel.  Offsetting this loss was approximately $1,373 in income from our unconsolidated joint venture investments.  For the year ended December 31, 2007, approximately $3,476 in income from unconsolidated joint venture investments was recorded.  The decrease in income from unconsolidated joint ventures during the year ended December 31, 2008 when compared to the same period in 2007 was due primarily to a decrease of $1,957 in income from the Mystic Partners, LLC joint venture and a decrease of $493 in income from the Hiren Boston, LLC joint venture.  These decreases were  partially offset by an increase in income recognized from the Metro 29th Street Associates, LLC joint venture, which was acquired on February 1, 2007.

Net Income/Loss

Net loss applicable to common shareholders for year ended December 31, 2008 was $13,608 compared to net income applicable to common shareholders of $13,047 for the same period in 2007.

Operating income for the year ended December 31, 2008 was $28,954 compared to operating income of $50,714 during the same period in 2007. The $21,760, or 42.9%, decrease in operating income was primarily the result of the impairment charge of $21,004 related to our investment in a development loan and an option to acquire the hotel property upon completion, noted above.

Interest expense increased $981 from $40,237 for the year ended December 31, 2007 to $41,218 for the year ended December 31, 2008. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit. For the year ended December 31, 2008, interest income decreased $380 compared to the same period in 2007. Increased levels of interest income in 2007 resulted from higher levels of interest bearing deposits related to the acquisition of hotel properties during 2007.

Included in net loss applicable to common shareholders for the year ended December 31, 2008 is $3,743 in income from discontinued operations compared to $5,616 in income during the same period in 2007.  Discontinued operations was driven primarily by a gain of $2,888 resulting from the sale of the Holiday Inn Conference Center in New Cumberland, PA in October 2008 and a gain of $4,248 results from the sale of the Fairfield Inn, Mt. Laurel, NJ and Hampton Inn, Linden, NJ in November 2007.

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

Index

Our organizational documents do not limit the amount of indebtedness that we may incur. In the current economic environment, the fair market value of certain of our hotel properties may have declined causing some of our indebtedness to exceed the percentage of an individual hotel property’s fair market value our Board of Trustees intended at the time we acquired the property.

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

We maintain a revolving credit facility with a syndicate of lenders that have committed up to $135,000.  The line of credit expires December 31, 2011 and includes an option extend to extend the maturity until December 31, 2012.  This option may be exercised at the sole discretion of the lenders.  As of December 31, 2009 remaining borrowing capacity under the Line of Credit was $51,982.  We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2009, we have $37,406 in debt coming due on or before December 31, 2010 and we currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of refinancing the existing debt with new lenders, draws on the remaining capacity on our existing credit facility, and issuing public debt or equity.

In 2009, we entered into a sales agreement with a broker dealer acting as a sales agent which allows us to sell Class A common shares in “at the market” offerings and in privately negotiated transactions.  The sales agreement allows us to instruct the broker to solicit sales of our common shares in quantities and at prices we determine.  The agreement also allows us discretion to suspend the solicitation of sales of our common shares.  During the year ended December 31, 2009, we sold 2,742,300 shares.  Net proceeds from these sales after the payment of fees but before expenses of the program were $8,258 for the year ended December 31, 2009.

On August 4, 2009, we sold to Real Estate Investment Group, LP (“REIG”), an affiliate of IRSA, 5,700,000 Class A common shares of beneficial interest at a price of $2.50 per share and an option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share.  The option is exercisable through August 4, 2014.  If at any time after August 4, 2011 the closing price for the our common shares on the New York Stock Exchange exceeds $5.00 for 20 consecutive trading days, we may call in and cancel the option in exchange for issuance of common shares with an aggregate value equal to the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the number of common shares remaining under the option.  Proceeds from this offering were used to pay down amounts outstanding under our line of credit.

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

On January 21, 2010, we completed a public offering of 51,750,000 common shares, including 6,750,000 common shares subject to an overallotment option exercised by the underwriters, for proceeds of approximately $148,955 net of underwriting discounts and commissions. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests.  The net offering proceeds were used as partial consideration to acquire a Hampton Inn, a Holiday Inn Express and a Candlewood Suites located in the area of Times Square, New York, NY.

Development Loans Receivable

This borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of December 31, 2009 we have $46,094 in development loan principal receivable and $2,451 in accrued interest receivable on these loans.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  We expect certain development loan borrowers to take advantage of these extension options.

In addition, we have modified the contractual terms of four development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $4,502 of accrued interest was added to loan principal for the year ended December 31, 2009.  As noted above, we ceased accruing interest on two of these development loans effective July 1, 2009.  During 2009, we determined that the fair value of these loans receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income paid in-kind.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

Index

Acquisitions

Each of our development loans provides us with a right of first offer on hotels constructed through the development loan program.  We converted $18,000 in principal and $1,555 in interest due to us on certain development loans into equity interests in the Hilton Garden Inn, TriBeCa, New York, NY.  We paid approximately $3,100 of cash and converted $2,000 in principal and $200 in interest due to us on certain development loans into equity interests in the Hampton Inn and Suites, West Haven, CT.  We plan to convert the principal and interest due to us on additional development loans into equity interests in the hotels developed allowing us to acquire new hotel properties, reducing the amount of cash necessary to complete an acquisition.

On January 1, 2010, we acquired our joint venture partner’s 52% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels. The consideration provided to our joint venture partner in exchange for its 52% membership interest consisted of:
•	cash of $253;
•	our 48% minority membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT;
•	our forgiveness of a $1,408 loan made to our former joint venture partner; and
•	our assumption of the $13,141 outstanding mortgage debt secured by the Hilton Garden Inn, Glastonbury, CT.

On February 9, 2010 we completed the acquisition of a Hampton Inn, a Holiday Inn Express and a Candlewood Suites located in the area of Times Square, New York, NY with an aggregate purchase price of $165,000.  We used cash of $160,500 generated primarily from the net proceeds of our recently completed public offering of common shares and borrowings under our line of credit.  In addition we issued of 1,451,613 Common Units to the seller.

Some of the purchase agreements for some of our previous acquisitions contain certain earn-out provisions that entitle the seller to a payment based on operating metrics of the hotel properties.  One such earn-out provision expired on December 31, 2009 and the thresholds stipulated in the agreement were not met.  As such, no amounts are payable under this earn-out provision.

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

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our line of credit.  We believe that the net cash provided by operations in the coming year will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws.  Beginning with the second quarter of 2009, the Company reduced its quarterly dividend payment by approximately 72% in order to preserve cash. This action is anticipated to strengthen our liquidity.  Cash provided by operating activities for the year ended December 31, 2009 was $21,532 while cash used for the payment of distributions and dividends was $31,462.  This shortfall was partially offset by $8,524 in proceeds from the sale of hotel properties during the year and utilization of cash and cash equivalents.  We believe our cash provided by operating activities will be sufficient over the next twelve months to fund the payment of our dividend at its current reduced level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions.

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

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. Our operators have implemented a policy of limiting capital expenditures in the current year to only those projects that impact safety of our guests or preserve the value of our assets.  As such, we have reduced amounts spent on capital improvements during the year ended December 31, 2009 when compared to the same period in 2008 and we do expect to increase amounts spent on capital improvements over the next twelve months.  While we have reduced the amounts we are spending on capital expenditures, we may be required to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests.

Index

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of year ended December 31, 2009 to year ended December 31, 2008

Net cash provided by operating activities for the year ended December 31, 2009, and 2008, was $21,532 and $53,894, respectively. Primarily as a result of declining ADR and occupancy at our wholly owned hotel properties, income before impairment charges, depreciation and amortization, and debt extinguishment decreased $27,380 during the year ended December 31, 2009 when compared to the same period in 2008.  In addition, the modification of four development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments resulted in $3,253 in current year development loan interest income that was added to principal and is not currently a source of operating cash.  Cash from operating activities of $3,770 has also been used to fund increases in our escrow deposits.  The increase in our escrow deposits is a result of reduced access to these funds due to decreases in our capital expenditures.

Net cash used in investing activities for the year ended December 31, 2009 decreased $105,949, from $114,870 in the year ended December 31, 2008 to $8,921 for the year ended December 31, 2009.  During the year ended December 31, 2008, we acquired six properties for a total purchase price of $115,859, including the assumption of $30,790 in mortgage debt, the issuance of a $500 note payable, the assumption of $318 of operating liabilities and the issuance of units in our operating partnership valued at $21,624 resulting in net cash paid for acquisitions of $63,626.  During the same period in 2009, we acquired two properties for a total purchase price of $80,000, including the assumption of $37,524 in mortgage debt, the assumption of $3,043 of operating liabilities, the conversion of $20,000 in development loans and accrued interest, the conveyance of land and accrued rent receivable with a net value of $10,118 and cash held back at settlement of $1,200 resulting in net cash paid for acquisitions of $9,315.  We used $1,200 of the cash held back at settlement to facilitate the conveyance of land to the seller of the property during the year ended December 31, 2009.  We decreased our capital expenditures from $19,226 during the year ended December 31, 2008 to $6,138 during the same period in 2009. This decrease was the result of our initiatives to defer capital expenditures where appropriate, reducing capital expenditures on a year over year basis.  In addition, cash used to invest in development loans receivable, net of repayments, was $41,784 for the year ended December 31, 2008 compared to $1,500 for the same period in 2009.  In addition, the sale of hotel properties during the year ended December 31, 2009 provided $8,524 in cash proceeds compared to $6,456 provided during 2008.  Net cash distributions from unconsolidated joint ventures decreased $2,509 from net distributions received of $2,017 during 2008 to net contributions made of $492 in 2009, primarily as a result of declining operating results in the hotels owned by our unconsolidated joint ventures.

Net cash used in financing activities for the year ended December 31, 2009 was $16,904 compared to cash provided by financing activities of $64,346 for the year ended December 31, 2008.  During year ended December 31, 2008, we issued 6,600,000 common shares resulting in net proceeds of $61,845. During the year ended December 31, 2009, we issued 8,442,300 common shares resulting in net proceeds of $21,339.  The Company reduced its quarterly common dividend rate by 72% from $0.18 per share to $0.05 per share beginning with the dividend and distribution payment in July of 2009.  Total dividends and distributions decreased $11,249 during the year ended December 31, 2009 when compared to the same period in 2008 due to the decrease in the rate of dividends and distributions, partially offset by an increase in dividend due to an increased number of shares outstanding.  Net proceeds from mortgages and notes payable were $1,735 during the year ended December 31, 2008 compared to net proceeds of $2,923 for the same period in 2009.  Net repayments of our credit facility were $9,221 during the year ended December 31, 2009 compared to net proceeds of $44,721 during the same period in 2008.  The decrease in borrowings from our credit facility is a result of a decrease in acquisition activity requiring short term borrowings and an effort to lower debt levels.

Comparison of year ended December 31, 2008 to year ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2008, and 2007, was $53,894 and $59,300, respectively. The decrease in net cash provided by operating activities was primarily the result of a decrease in distributions from unconsolidated joint ventures, an increase in due from related parties, and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2008 increased $68,843, from $46,027 in the year ended December 31, 2007 compared to $114,870 for the year ended December 31, 2008. Net cash used for the purchase of hotel properties increased $30,968 in 2008 over 2007. During the year ended December 31, 2007, we acquired nine properties for a total purchase price of $129,717 including the assumption of $70,564 in mortgage debt, the conversion of a $2,100 deposit made in 2006, the issuance of units in our operating partnership valued at $25,781 plus $798 paid for the operating assets of the hotel and $588 for the noncontrolling interests in the Hampton Inn, Philadelphia, PA resulting in net cash paid for acquisitions of $32,658.  During the same period in 2008, we acquired six properties for a total purchase price of $115,859 , including the assumption of $30,790 in mortgage debt, the issuance of a $500 note payable, the assumption of $318 of operating liabilities and the issuance of units in our operating partnership valued at $21,624 resulting in net cash paid for acquisitions of $63,626.  Also, cash provided by the disposition of hotel assets held for sale was $6,456 in 2008 compared to $11,905 in 2007. Cash provided by distributions from unconsolidated joint ventures decreased $4,372 while advances and capital contributions for unconsolidated joint ventures decreased from $2,309 in 2007 to $96 in 2008. We increased our capital expenditures from $16,773 in 2007 to $19,226 in 2008.  This increase was primarily related to $6,420 in new construction costs related to a building located in Brooklyn, in New York, NY we acquired in the first quarter of 2008 and opened as the nu Hotel in July of 2008.

Index

Net cash provided by financing activities for the year ended December 31, 2008 was $64,346 compared to cash used in financing activities of $11,262 for the year ended December 31, 2007.  Included in cash provided by financing activities in 2008 were net proceeds from the issuance of common stock of $61,845.  Also, the increase in cash provided by financing activities is the result of proceeds from our credit facility and mortgages and notes payable, net of repayments, of $46,456 in 2008 compared to net proceeds of $27,526 in 2007.  Dividends paid on common shares and our common partnership units increased $4,878 in 2008, from $33,033 during the year ended December 31, 2007 to $37,911 during the same period in 2008.

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

Index

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

	Twelve Months Ending
	December 31, 2009	December 31, 2008	December 31, 2007

Net (loss) income applicable to common shares	$(54,661)	$(13,608)	$13,047
(Loss) income allocated to noncontrolling interest	(8,597)	(1,621)	2,325
Loss (income) from unconsolidated joint ventures	7,190	517	(3,476)
Gain on sale of assets	(1,869)	(2,888)	(4,248)
Depreciation and amortization	43,156	38,904	31,943
Depreciation and amortization from discontinued operations	1,129	2,514	3,187
FFO related to the noncontrolling interest in consolidated joint ventures (1)	(98)	(240)	(652)
Funds from consolidated hotel operations applicable to common shares and Partnership units	(13,750)	23,578	42,126

(Loss) income from unconsolidated joint ventures	(7,190)	(517)	3,476
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	2,137	2,093	2,055
Interest in deferred financing costs written off in unconsolidated joint venture debt extinguishment	-	-	(2,858)
Interest in depreciation and amortization of unconsolidated joint venture (3)	2,891	6,287	5,024
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	(2,162)	7,863	7,697

Funds from Operations applicable to common shares and Partnership units	$(15,912)	$31,441	$49,823

Weighted Average Common Shares and Units Outstanding
Basic	51,027,742	45,184,127	40,718,724
Diluted	51,027,742	53,218,864	46,183,394

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures; Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)	Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures.

Comparison of the year ended December 31, 2009 to December 31, 2008

FFO was a deficit of $15,912 for the year ended December 31, 2009, which was a decrease of $47,353 or 150.6%, over FFO in the comparable period in 2008, which was $31,441. FFO for year ended December 31, 2009 was negatively impacted by total impairment charges of $43,652 recognized during 2009 compared to $22,894 in 2008.  Other than these impairment charges, the decrease in FFO was primarily a result of worsening economic conditions which has caused occupancies and average daily rates to decline at our hotel properties.  The decrease in revenues has only been partially offset by decreases in operating expenses resulting from declines in occupancy and our hotel operators cost reduction initiatives.

FFO was also negatively impacted by increases in our interest expense during the year ended December 31, 2009.

Comparison of the year ended December 31, 2008 to December 31, 2007

FFO was $31,441 for the year ended December 31, 2008, which was a decrease of $18,381 or 36.9%, over FFO in the comparable period in 2007, which was $49,823. The decrease in FFO was primarily a result of an impairment of development loan receivable and other asset of $21,004 and an impairment of our interest in an unconsolidated joint venture of $1,890. Partially offsetting the effect of these impairment charges were increases in operating income due to increases in RevPAR and due to hotel acquisitions consummated in 2007 and 2008.

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

Investment in Hotel Properties

Investments in hotel properties are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of up to 40 years for buildings and improvements, two to seven years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in hotel properties. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in hotel properties we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Most identifiable assets, liabilities, noncontrolling interests, and goodwill related to hotel properties acquired in a business combination are recorded at full fair value.  Estimating techniques and assumptions used in determining fair values involve significant estimates and judgments.  These estimates and judgments have a direct impact on the carrying value of our assets and liabilities which can directly impact the amount of depreciation expense recorded on an annual basis and could have an impact on our assessment of potential impairment of our investment in hotel properties.

The operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

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

Index

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. Subsequent changes in estimates could impact the determination of whether impairment exists. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of our investment in the unconsolidated joint venture.

Development Loans Receivable

The Company accounts for the credit risk associated with its development loans receivable by monitoring the portfolio for indications of impairment.  Our methodology consists of the following:

•	Identifying loans for individual review. In general, these consist of development loans that are not performing in accordance with the contractual terms of the loan.
•
Assessing whether the loans identified for review are impaired. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.  We determine the amount of impairment by calculating the estimated fair value, discounted cash flows or the value of the underlying collateral.

Any charge to earnings necessary based on our review is recorded on our income statement as an impairment of development loan receivable.  Our assessment of impairment is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of impairment to be charged against earnings. Such changes could impact future results.

Accounting for Derivative Financial Investments and Hedging Activities

We use derivatives to hedge, fix and cap interest rate risk and we account for our derivative and hedging activities by recording all derivative instruments at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges that are considered highly effective are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the income statements in the period or periods the hedged forecasted transaction affects earnings.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 7, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2009.

Contractual Obligations
(in thousands)	2010	2011	2012	2013	2014	Thereafter
Long Term Debt	$37,406	$58,208	$44,107	$31,989	$43,935	$450,648
Interest Expense on Long Term Debt	38,404	35,628	32,181	30,167	27,448	122,772
Credit Facility	-	79,200	-	-	-	-
Interest Expense on Credit Facility	3,366	3,366	-	-	-	-
Hotel Ground Rent	904	935	975	981	986	92,175
Total	$80,080	$177,337	$77,263	$63,137	$72,369	$665,595

Index

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. At December 31, 2009 we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate line of credit and certain variable rate mortgages and notes payable.  At December 31, 2009, we had total variable rate debt outstanding of $160,756, consisting of outstanding borrowings of $79,200 under our line of credit and outstanding borrowings of $81,556 under variable rate mortgages and notes payable.  At December 31, 2009, our variable rate debt outstanding had a weighted average interest rate of 4.57%.    The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding at December 31, 2009, would be an increase or decrease in our interest expense for the year ended December 31, 2009 of $1,381.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate swaps related to debt on the nu Hotel, Brooklyn, NY and Hilton Garden Inn, Edison, NJ and one interest rate cap related to debt on the Hotel 373, New York, NY. As of December 31, 2009, the principal balance of variable rate debt that is fixed or capped by instruments was $46,594.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

Approximately 86.7% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 13.3% of our outstanding mortgages payable are subject to floating rates.

The Company estimated the fair value of its fixed rate debt to be approximately $521,050 as of December 31, 2009.  Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred for cash flow. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in the fair value of our fixed-rate debt outstanding as of December 31, 2009 to be approximately $482,579, and a 100 basis point decrease in market interest rates would result in the fair value of our fixed-rate debt outstanding as of December 31, 2009 to be approximately $561,593.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding at December 31, 2009, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$14,834	$30,492	$15,104	$31,806	$41,853	$450,647	$584,736
Average Interest Rate	6.02%	6.12%	6.13%	6.11%	6.09%	6.09%	6.09%

Floating Rate Debt	$22,572	$27,716	$29,003	$183	$2,082	$0	$81,556
Average Interest Rate	6.98%	8.30%	2.98%	2.98%	2.98%	N/A	4.04%
subtotal	$37,406	$58,208	$44,107	$31,989	$43,935	$450,647	$666,292

Credit Facility
	-	79,200	-	-	-	-	$79,200
Average Interest Rate		4.25%					4.25%
TOTAL	$37,406	$137,408	$44,107	$31,989	$43,935	$450,647	$745,492

The table incorporates only those exposures that existed as of December 31, 2009 and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Index

The following table illustrates total principal repayments during certain periods, as adjusted to reflect (in each case as further described in the footnotes following the table):

•	debt assumed in the Company’s acquisition of the Hilton Garden Inn, Glastonbury, CT
•	the refinance of mortgage debt secured by the Hilton Garden Inn, TriBeCa, New York, NY
•	the Company’s exercise of each of the extension options within its discretion,
•	the Company’s exercise of each of the extension options subject to lender approval, and
•	the lender’s extension of the maturity of the revolving line of credit extension options.

	2010	2011	2012	2013	2014	Thereafter	Total

Principal repayments due as of December 31, 2009, as noted above	$37,406	$137,408	$44,107	$31,989	$43,935	$450,647	$745,492
Adjustments: (1)
Assumption of debt in connection with January 1, 2010 acquisition of Hilton Garden Inn, Glastonbury, CT (2)	-	-	-	-	-	13,141	13,141
Refinance of debt on Hilton Garden Inn, TriBeCa, New York, NY (3)	-	-	(29,632)	-	-	32,000	2,368
Extension Options
Hotel 373 - 5th Avenue, New York, NY (4)	(22,000)	-	22,000	-	-	-	-
nu Hotel - Brooklyn, New York, NY (5)	-	(18,000)	-	18,000	-	-	-
Hilton Garden Inn, Edison, NJ (6)	-	(5,250)	5,250	-	-	-	-
TownePlace Suites, Harrisburg, PA (7)	-	(9,250)	9,250	-	-	-	-
Hampton Inn, West Haven, CT (8)	-	-	(7,688)	-	-	7,688	-
Residence Inn, Carlisle, PA (9)	-	-	-	(6,857)	-	6,857	-
Line of Credit Facility (10)	-	(79,200)	79,200	-	-	-	-

Pro Forma Principal Repayments	$15,406	$25,708	$122,487	$43,132	$43,935	$510,333	$761,001

(1)
Adjustments reflect principal balances as of December 31, 2009.  Adjustments do not include amortization of principal scheduled to occur subsequent to December 31, 2009 through maturity date or extended maturity date if options are exercised.

(2)
On January 1, 2010, we acquired our joint venture partner’s 52% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.  We assumed the outstanding mortgage debt secured by the Hilton Garden Inn, Glastonbury, CT, which has an outstanding principal balance of approximately $13,141 as of December 31, 2009, bears interest at a fixed rate of 5.98% per annum and has an anticipated maturity date of April 1, 2016.

(3)
On January 29, 2010 we refinanced the mortgage debt secured by the Hilton Garden Inn, TriBeCa, New York, NY.  The refinanced mortgage balance equals $32,000, interest rate is fixed at 8.25% and the loan matures on February 10, 2015.

(4)
Represents mortgage debt on the Hotel 373, 5th Avenue, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from May of 2010 to May of 2012.

(5)
Represents mortgage debt on the nu Hotel, Brooklyn, New York, NY which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2013.

(6)
Represents mortgage debt on the Hilton Garden Inn, Edison, NJ which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2012.

(7)
Represents the mortgage debt on the TownePlace Suites, Harrisburg, PA which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from July of 2011 to July of 2012.

(8)
Represents the mortgage debt on the Hampton Inn, West Haven, CT, which contains a three-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from November of 2012 to November of 2015.

(9)
Represents the mortgage debt on the Residence Inn, Carlisle, PA, which contains a three-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from January of 2013 to January of 2016.

(10)
Represents the revolving line of credit, which contains a one-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from December of 2011 to December of 2012.

Index

Item 7.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Index

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of Hersha Hospitality Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 4, 2010

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31, 2009	December 31, 2008
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$938,954	$982,082
Investment in Unconsolidated Joint Ventures	39,182	46,283
Development Loans Receivable	46,094	81,500
Cash and Cash Equivalents	11,404	15,697
Escrow Deposits	16,174	12,404
Hotel Accounts Receivable, net of allowance for doubtful accounts of $34 and $120	7,103	6,870
Deferred Financing Costs, net of Accumulated Amortization of $4,262 and $3,606	8,696	9,157
Due from Related Parties	2,394	3,595
Intangible Assets, net of Accumulated Amortization of $803 and $595	7,542	7,300
Other Assets	12,428	13,517
Assets Held for Sale	21,073	-

Total Assets	$1,111,044	$1,178,405

Liabilities and Equity:
Line of Credit	$79,200	$88,421
Mortgages and Notes Payable, net of unamortized discount of $49 and $61	645,351	655,360
Accounts Payable, Accrued Expenses and Other Liabilities	16,216	17,745
Dividends and Distributions Payable	4,293	11,240
Due to Related Parties	769	302
Liabilities Related to Assets Held for Sale	20,892	-

Total Liabilities	766,721	773,068

Redeemable Noncontrolling Interests - Common Units (Note 1)	$14,733	$18,739

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at December 31, 2009 and December 31, 2008	24	24
Common Shares - Class A, $.01 Par Value, 150,000,000 and 80,000,000 Shares Authorized at December 31, 2009 and December 31, 2008, 57,682,917 and 48,276,222 Shares Issued and Outstanding at December 31, 2009 and December 31, 2008, respectively	577	483
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(160)	(109)
Additional Paid-in Capital	487,481	463,772
Distributions in Excess of Net Income	(185,725)	(114,207)
Total Shareholders' Equity	302,197	349,963

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	27,126	34,781
Noncontrolling Interests - Consolidated Joint Ventures	267	1,854
Total Noncontrolling Interests	27,393	36,635

Total Equity	329,590	386,598

Total Liabilities and Equity	$1,111,044	$1,178,405

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2009	2008	2007
Revenue:
Hotel Operating Revenues	$212,328	$236,162	$214,883
Interest Income from Development Loans	7,411	7,890	6,046
Other Revenues	751	1,141	980
Total Revenues	220,490	245,193	221,909

Operating Expenses:
Hotel Operating Expenses	124,433	133,817	119,499
Hotel Ground Rent	1,166	1,040	856
Real Estate and Personal Property Taxes and Property Insurance	13,879	12,384	10,803
General and Administrative	5,892	7,208	7,093
Stock Based Compensation	2,143	1,502	852
Acquisition and Terminated Transaction Costs	328	380	149
Impairment of Development Loans Receivable	21,408	21,004	-
Depreciation and Amortization	43,156	38,904	31,943
Total Operating Expenses	212,405	216,239	171,195

Operating Income	8,085	28,954	50,714

Interest Income	208	306	686
Interest Expense	43,359	41,218	40,237
Other Expense	165	129	83
Loss on Debt Extinguishment	-	1,568	-
(Loss) Income before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	(35,231)	(13,655)	11,080

(Loss) Income from Unconsolidated Joint Venture Investments	(7,190)	(517)	3,476

(Loss) Income from Continuing Operations	(42,421)	(14,172)	14,556

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	1,869	2,888	4,248
Impairment of Assets Held for Sale	(17,703)	-	-
(Loss) Income from Discontinued Operations	(203)	855	1,368
(Loss) Income from Discontinued Operations	(16,037)	3,743	5,616

Net (Loss) Income	(58,458)	(10,429)	20,172

Loss (Income) Allocated to Noncontrolling Interests	8,597	1,621	(2,325)
Preferred Distributions	(4,800)	(4,800)	(4,800)

Net (Loss) Income applicable to Common Shareholders	$(54,661)	$(13,608)	$13,047

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

	2009		2008		2007
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.81)		$(0.38)		$0.20
(Loss) Income from Discontinued Operations applicable to Common Shareholders	$(0.27)		0.07		0.12

Net (Loss) Income applicable to Common Shareholders	$(1.08)		$(0.31)		$0.32

DILUTED
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.81	) *	$(0.38	) *	$0.20	*
(Loss) Income from Discontinued Operations applicable to Common Shareholders	$(0.27	) *	0.07	*	0.12	*

Net (Loss) Income ap#plicable to Common Shareholders	$(1.08	) *	$(0.31	) *	$0.32	*

*
Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the year ended December 31, 2009, 2008 and 2007 were 8,724,725, 8,034,737 and 5,464,670, respectively.  Unvested stock awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the year ended December 31, 2009, 2008, and 2007 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity										Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares		Class B Common Shares		Series A Preferred Shares						Common Units					Common Units
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Shares	Dollars	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Shares	Dollars
Balance at December 31, 2006	40,671,950	$405	-	$-	2,400,000	$24	$381,592	$233	$(50,635)	$331,619	3,835,586	$25,933	$3,092	$29,025	$360,644	-	$-
Unit Conversion	306,460	3	-	-	-	-	2,366	-	-	2,369	(306,460)	(2,369)	-	(2,369)	-	-	-
Unit Conversion Costs	-	-	-	-	-	-	(142)	-	-	(142)	-	-	-	-	(142)	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	2,895,789	33,530	-	33,530	33,530	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	12,422	-	-	12,422	-	(12,422)	-	(12,422)	-	-	-
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(29,547)	(29,547)	-	(4,222)	-	(4,222)	(33,769)	-	-
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Consolidated Joint Ventures:
Acquisitions of Remaining Interest in Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	(587)	(587)	(587)	-	-
Distributions from Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	(527)	(527)	(527)	-	-
Dividend Reinvestment Plan	2,620	1	-	-	-	-	29	-	-	30	-	-	-	-	30	-	-
Stock Based Compensation
Restricted Share Award Grants	214,582	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	2	-	-	-	-	766	-	-	768	-	-	-	-	768	-	-
Share Grants to Trustees	8,000	1	-	-	-	-	94	-	-	95	-	-	-	-	95	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(256)	-	(256)	-	-	-	-	(256)	-	-
Net Income	-	-	-	-	-	-	-	-	17,847	17,847	-	2,395	(70)	2,325	20,172	-	-
Total Comprehensive Income										17,591	-	2,395	(70)	2,325	19,916	-	-
Balance at December 31, 2007	41,203,612	$412	-	$-	2,400,000	$24	$397,127	$(23)	$(67,135)	$330,405	6,424,915	$42,845	$1,908	$44,753	$375,158	-	$-
Common Stock Issuance	6,600,000	66	-	-	-	-	62,007	-	-	62,073	-	-	-	-	62,073	-	-
Issuance Costs	-	-	-	-	-	-	(228)	-	-	(228)	-	-	-	-	(228)	-	-
Unit Conversion	175,843	2	-	-	-	-	1,370	-	-	1,372	(175,843)	(1,372)	-	(1,372)	-	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	2,497,228	21,624	-	21,624	21,624	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	1,966	-	-	1,966	-	(683)	-	(683)	1,283	-	(1,283)
Reclassification of Noncontrolling Interests	-	-	-	-	-	-	-	-	-	-	(3,064,252)	(20,670)	-	(20,670)	(20,670)	3,064,252	20,670
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(33,464)	(33,464)	-	(5,492)	-	(5,492)	(38,956)	-	(552)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Dividend Reinvestment Plan	5,092	-	-	-	-	-	31	-	-	31	-	-	-	-	31	-	-
Stock Based Compensation
Restricted Share Award Grants	281,675	3	-	-	-	-	(3)	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	1,411	-	-	1,411	-	-	-	-	1,411	-	-
Share Grants to Trustees	10,000	-	-	-	-	-	91	-	-	91	-	-	-	-	91	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(86)	-	(86)	-	-	-	-	(86)	-	-
Net Loss	-	-	-	-	-	-	-	-	(8,808)	(8,808)	-	(1,471)	(54)	(1,525)	(10,333)	-	(96)
Total Comprehensive Loss										(8,894)	-	(1,471)	(54)	(1,525)	(10,419)	-	(96)
Balance at December 31, 2008	48,276,222	$483	-	$-	2,400,000	$24	$463,772	$(109)	$(114,207)	$349,963	5,682,048	$34,781	$1,854	$36,635	$386,598	3,064,252	$18,739
Common Stock Issuance	8,442,300	84	-	-	-	-	22,423	-	-	22,507	-	-	-	-	22,507	-	-
Issuance Costs	-	-	-	-	-	-	(1,165)	-	-	(1,165)	-	-	-	-	(1,165)	-	-
Unit Conversion	44,490	-	-	-	-	-	255	-	-	255	(44,490)	(255)	-	(255)	-	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends and Distributions declared:
Distribution to Noncontrolling Interest in Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	(124)	(124)	(124)	-	-
Common Stock ($0.33 per share)	-	-	-	-	-	-	-	-	(16,857)	(16,857)	-	(1,871)	-	(1,871)	(18,728)	-	(1,010)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Dividend Reinvestment Plan	9,943	-	-	-	-	-	25	-	-	25	-	-	-	-	25	-	-
Stock Based Compensation
Restricted Share Award Grants	862,462	9	-	-	-	-	(9)	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	-	-	-	2,039	-	-	2,039	-	-	-	-	2,039	-	-
Share Grants to Trustees	47,500	1	-	-	-	-	141	-	-	142	-	-	-	-	142	-	-
Disposition of JV	-	-	-	-	-	-	-	-	-	-	-	-	(1,391)	(1,391)	(1,391)	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(51)	-	(51)	-	-	-	-	(51)	-	-
Net Loss	-	-	-	-	-	-	-	-	(49,861)	(49,861)	-	(5,529)	(72)	(5,601)	(55,462)	-	(2,996)
Total Comprehensive Loss										(49,912)	-	(5,529)	(72)	(5,601)	(55,513)	-	(2,996)
Balance at December 31, 2009	57,682,917	$577	-	$-	2,400,000	$24	$487,481	$(160)	$(185,725)	$302,197	5,637,558	$27,126	$267	$27,393	$329,590	3,064,252	$14,733
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS],

	2009	2008	2007
Operating activities:
Net (loss) income	$(58,458)	$(10,429)	$20,172
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of hotel assets held for sale	(1,869)	(2,888)	(4,248)
Impairment of development loan receivable, other asset and assets held for sale	39,111	21,004	-
Depreciation	44,002	41,219	34,963
Amortization	2,285	1,958	1,812
Debt extinguishment	-	1,587	-
Development loan interest added to principal	(3,253)	-	-
Equity in loss (income) of unconsolidated joint ventures	7,190	517	(3,476)
Distributions from unconsolidated joint ventures	400	3,036	4,501
Loss (gain) recognized on change in fair value of derivative instrument	(172)	71	(89)
Stock based compensation expense	2,143	1,502	852
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(312)	420	(2,500)
Escrows	(3,770)	1,302	1,845
Other assets	(3,727)	(1,132)	(261)
Due from related party	2,159	(3,251)	3,691
Increase (decrease) in:
Due to related party	(634)	(1,115)	(1,291)
Accounts payable and accrued expenses	(3,563)	93	3,329
Net cash provided by operating activities	21,532	53,894	59,300

Investing activities:
Purchase of hotel property assets	(9,315)	(63,626)	(32,658)
Capital expenditures	(6,138)	(19,226)	(16,773)
Proceeds from disposition of hotel assets held for sale	8,524	6,456	11,905
Cash paid for franchise fee intangible	-	(57)	(11)
Repayment of notes receivable	-	1,350	34
Investment in development loans receivable	(2,000)	(64,200)	(65,700)
Repayment of development loans receivable	500	22,416	53,000
Distributions from unconsolidated joint venture	261	2,113	6,485
Advances and capital contributions to unconsolidated joint ventures	(753)	(96)	(2,309)
Net cash used in investing activities	(8,921)	(114,870)	(46,027)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	(9,221)	44,721	19,700
Principal repayment of mortgages and notes payable	(39,232)	(57,421)	(20,717)
Proceeds from mortgages and notes payable	42,155	59,156	28,543
Cash paid for deferred financing costs	(362)	(1,244)	(286)
Proceeds from issuance of common stock, net	21,342	61,845	-
Stock issuance costs related to conversion of partnership units	-	-	(143)
Distributions to partners in consolidated joint ventures	(124)	-	(526)
Dividends paid on common shares	(22,640)	(32,169)	(29,424)
Dividends paid on preferred shares	(4,800)	(4,800)	(4,800)
Distributions paid on common partnership units	(4,022)	(5,742)	(3,609)
Net cash (used in) provided by financing activities	(16,904)	64,346	(11,262)

Net (decrease) increase in cash and cash equivalents	(4,293)	3,370	2,011
Cash and cash equivalents - beginning of year	15,697	12,327	10,316

Cash and cash equivalents - end of year	$11,404	$15,697	$12,327

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

The Partnership formed a wholly owned taxable REIT subsidiary (“TRS”), 44 New England Management Company (“44 New England” or “TRS Lessee”), to lease certain of the Company’s hotels.

On May 5, 2008, we transferred the listing of our common shares of beneficial interest and 8.0% Series A preferred shares of beneficial interest from the American Stock Exchange to the New York Stock Exchange (the “NYSE”).  Hersha’s common shares now trade on the NYSE under the ticker symbol "HT" and its Series A preferred shares now trade on the NYSE under the ticker symbol "HT PR A."

As of December 31, 2009, the Company, through the Partnership and subsidiary partnerships, wholly owned fifty-seven limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2009, the Company owned joint venture interests in another seventeen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

The properties are managed by eligible independent management companies, including Hersha Hospitality Management, LP (“HHMLP”). HHMLP is owned in part by three of the Company’s executive officers, two of its affiliated trustees and other third party investors.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Our examination consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; Metro 29th Sublessee, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $27,043 as of December 31, 2009.  Also, Mystic Partners Leaseco, LLC; Hersha PRA LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC, and Metro 29th Sublessee, LLC lease hotel properties from our joint venture interests and are variable interest entities. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

We have consolidated the operations of the Logan Hospitality Associates, LLC; LTD Associates One, LLC; and LTD Associates Two, LLC joint ventures because each entity is a voting interest entity and the Company owns a majority voting interest in the venture.

We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment.  None of individual operating segments meets the threshold for a reportable segment. All of our other real estate investment activities are immaterial and meet the aggregation criteria, and thus, we report one segment: investment in hotel properties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Hotel Properties

The Company allocates the purchase price of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets and the fair value of liabilities assumed, including debt. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the following estimated useful lives:

Building and Improvements	7 to 40 Years
Furniture, Fixtures and Equipment	2 to 7 Years

The Company periodically reviews the carrying value of each hotel to determine if circumstances indicate impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel.  Based on the properties undiscounted future cash flows, the Company will determine if the investment in such hotel is recoverable. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value.

We consider a hotel to be held for sale when management and our independent trustees commit to a plan to sell the property, the property is available for sale, management engages in active program to locate a buyer for the property and it is probable the sale will be completed within a year of the initiation of the plan to sell.

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary.  When an impairment indicator is present, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount over the fair value of our investment in the unconsolidated joint venture.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2009, 2008 and 2007 was 86.9%, 84.5%, and 86.4%, respectively.

Effective January 1, 2009, we adopted a new accounting standard which defines a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Under this standard, such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the shareholders’ equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

We have reclassified the noncontrolling interests of our consolidated joint ventures from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests totaled $267 as of December 31, 2009 and $1,854 as of December 31, 2008.  In addition, certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) were reclassified from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests of Nonredeemable Common Units totaled $27,126 as of December 31, 2009 and $34,781 as of December 31, 2008.  As of December 31, 2009, there were 5,637,558 Nonredeemable Common Units outstanding with a fair market value of $17,702, based on the price per share of our common shares on the NYSE on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

Certain common units of limited partnership interests in HHLP (“Redeemable Common Units”) have been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units serve as collateral contains a provision that could result in a net cash settlement outside of the control of the Company.  As a result, the Redeemable Common Units will continue to be classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under US GAAP.  The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of December 31, 2009, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $9,622.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of December 31, 2009 and December 31, 2008, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $14,733 and $18,739, respectively, since historical cost exceeded the Redeemable Common Units redemption value as of each such date.

We also maintain noncontrolling interests for the equity interest owned by third parties in LTD Associates One, LLC and LTD Associates Two, LLC. Third parties own a 25% interest in each of LTD Associates One LLC and LTD Associates Two, LLC. We allocate the income (loss) of these joint ventures to the noncontrolling interest in consolidated joint ventures based upon the ownership of the entities, preferences in distributions of cash available and the terms of each venture agreement.

Net income or loss attributed to Nonredeemable Common Units and Redeemable Common Units (collectively, “Common Units”), as well as the net income or loss related to the noncontrolling interests of our consolidated joint ventures, is included in net income or loss in the consolidated statements of operations.  Net income or loss attributed to the Common Units and the noncontrolling interests of our consolidated joint ventures is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Shareholders’ Equity

On August 4, 2009, we entered into a purchase agreement with Real Estate Investment Group L.P. (“REIG”), pursuant to which we sold 5,700,000 Class A common shares of beneficial interest at a price of $2.50 per share to REIG for gross proceeds of $14,250.  REIG is a Bermuda limited partnership, whose general partner and majority limited partner is Tyrus S.A., a stock corporation organized under the laws of the Republic of Uruguay that is wholly-owned by IRSA Inversiones y Representaciones Sociedad Anуnima, a stock corporation organized under the laws of the Republic of Argentina (“IRSA”).  We also granted REIG the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share, which is exercisable through August 4, 2014.  If at any time after August 4, 2011 the closing price for our common shares on the NYSE exceeds $5.00 for 20 consecutive trading days, we may call in and cancel the option in exchange for issuance of common shares to REIG with an aggregate value equal to the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the number of common shares remaining under the option.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On June 12, 2009, we entered into a sales agreement with a broker-dealer acting as a sales agent, under which it may offer and sell up to 15,000,000 Class A common shares of beneficial interest.  Sales of shares under this agreement, if any, may be made by any method permitted by law deemed to be an “at the market offering” and in privately negotiated transactions.  The sales agent is to use its commercially reasonable efforts consistent with its normal trading and sales practice to sell the shares as directed by the Company.  The sales agent is entitled to compensation equal to 2.75% of the gross sales price per share for any shares sold under the agreement.  Under the sales agreement, during the year ended December 31, 2009, we sold 2,742,300 shares with net proceeds of $8,258.

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

Stock Based Compensation

We measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is amortized on a straight line basis over the period during which an employee is required to provide service in exchange for the award.  The compensation cost related to performance awards that are contingent upon market based criteria being met is recorded at the fair value of the award on the date of the grant and amortized over the performance period.

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

Other revenues consist primarily of fees earned for asset management services provided to hotels we own through unconsolidated joint ventures. Fees are earned as a percentage of the hotels revenue and are recorded in the period earned to the extent of the noncontrolling interest ownership.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Land	$161,449	$184,879
Buildings and Improvements	814,461	802,760
Furniture, Fixtures and Equipment	122,174	121,991
	1,098,084	1,109,630

Less Accumulated Depreciation	(159,130)	(127,548)

Total Investment in Hotel Properties	$938,954	$982,082

Depreciation expense was $44,002, $41,219 and $34,895 for the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Hilton Garden Inn, TriBeCa, New York, NY	6/30/2009	$21,077	$42,955	$2,668	$300	$67,000	$29,824
Hampton Inn, West Haven, CT	11/4/2009	1,053	10,751	1,196	-	13,000	7,700
Total		$22,130	$53,706	$3,864	$300	$80,000	$37,524

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

(1)
“Cash payable to the seller” of $1,387 was held back at settlement pending the seller’s completion of certain capital expenditures and the delivery on the Company’s obligation to transfer land to the seller.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

On November 4, 2009, we entered into a contribution agreement and closed on the acquisition of 100% of the membership interests in 44 West Haven Hospitality, LLC, the owner of the Hampton Inn and Suites, West Haven, CT.  The aggregate purchase price paid for the membership interests in 44 West Haven Hospitality, LLC was approximately $13,000, including the assumption of $7,700 of existing mortgage debt secured by a first lien on the Hampton Inn and Suites, West Haven, CT, the release of $2,000 of existing mezzanine financing provided by us to 44 West Haven Hospitality, LLC, the cancellation of approximately $200 in accrued interest related to the existing mezzanine financing and approximately $3,100 of cash.  The assumed mortgage debt bears interest at a fixed rate of 6.0% and matures in November 2012, with a three year extension subject to approval by the lenders.  In addition, we paid the lenders a modification fee of $39.  Certain of our officers and affiliated trustees had direct or indirect interests in 44 West Haven Hospitality, LLC.  As a related party transaction, the transaction was approved by all of our independent trustees.  HHMLP will continue to manage the Hampton Inn and Suites, West Haven, CT.

Included in the consolidated statements of operations for the year ended December 31, 2009 are total revenues for Hilton Garden Inn, Tribeca, NY and Hampton Inn, West Haven, CT of approximately $6,761 and $370, respectively, and net income of $764 and net loss of $123, respectively, since the date of the acquisition.

During the year ended December 31, 2008 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Duane Street Hotel, TriBeCa, New York, NY	1/4/2008	$8,213	$12,869	$2,793	$-	$23,875	$-
nu Hotel, Brooklyn, NY	1/14/2008	-	17,343	-	-	17,343	-
TownePlace Suites, Harrisburg, PA	5/8/2008	1,238	10,182	1,792	42	13,254	-
Sheraton Hotel, JFK Airport, Jamaica, NY	6/13/2008	-	27,584	4,413	2,893	34,890	23,800
Holiday Inn Express, Camp Springs, MD	6/26/2008	1,629	11,115	931	5	13,680	-
Hampton Inn, Smithfield, RI	8/1/2008	2,057	9,502	1,156	102	12,817	6,990
Total		$13,137	$88,595	$11,085	$3,042	$115,859	$30,790

In connection with the acquisitions made during the year ended December 31, 2008, we acquired $344 in working capital assets and assumed $662 in working capital liabilities.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

In connection with the acquisition of the Hampton Inn, Smithfield, RI, the Company assumed a $6,990 fixed rate mortgage which accrues interest at 6.98%.  The mortgage matures on December 12, 2016.  In connection with the acquisition of the property, the sellers provided a $500 note payable which accrued interest at a rate of 7.00% per annum.  This note was repaid prior to September 30, 2008.

The Duane Street Hotel, New York, NY was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees.  Included in the consideration paid for the Duane Street Hotel were 779,585 Common Units valued at $6,862. The Common Units were issued to certain executives and affiliated trustees of the Company.  The Sheraton Hotel, JFK Airport, Jamaica, NY, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Sheraton Hotel were 1,177,306 Common Units valued at $10,596.  The Common Units were issued to certain executives and affiliated trustees of the Company and an unrelated third party.  The Holiday Inn Express, Camp Springs, MD, was acquired from entities that are owned by certain of the Company’s executives and affiliated trustees and an unrelated third party.  Included in the consideration paid for the Holiday Inn Express were 540,337 Common Units valued at $4,166.  The Common Units were issued to certain executives and affiliated trustees of the Company and an unrelated third party.

Our newly acquired hotels are leased to 44 New England and all are managed by HHMLP.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 2 - INVESTMENT IN HOTEL PROPERTIES (continued)

Earn-out Provisions

The purchase agreements for some of our acquisitions contain certain provisions that entitle the seller to an earn-out payment based on the Net Operating Income of the properties, as defined in each purchase agreement.  The following table summarizes our existing earn-out provisions:

Acquisition Date	Acquisition Name	Maximum Earn-Out Payment Amount	Earn-Out Period Expiration
12/28/2006	Summerfield Suites Portfolio	$6,000,000	December 31, 2009	*
6/26/2008	Holiday Inn Express, Camp Springs, MD	1,905,000	December 31, 2010
8/1/2008	Hampton Inn & Suites, Smithfield, RI	1,515,000	December 31, 2010

*  As of December 31, 2009 the Summerfield Suites Portfolio earn-out period expired without meeting the required Net Operating Income thresholds established in the properties’ purchase agreement.  As such, no amounts are payable under this earn-out provision.

We are currently unable to determine whether amounts will be paid under the remaining two earn-out provisions since significant time remains until the expiration of the earn-out periods.  Due to uncertainty of the amounts that will ultimately be paid, no accrual has been recorded on the consolidated balance sheet for amounts due under these earn-out provisions. In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

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

	For the Year Ended December 31,
	2009	2008
Pro Forma Total Revenues	$224,681	$247,656

Pro Forma (Loss) income from Continuing Operations	$(43,519)	$(14,108)
Income (Loss) from Discontinued Operations	(16,037)	3,743
Pro Forma Net (Loss) income	(59,556)	(10,365)
Loss (Income) allocated to Noncontrolling Interest	8,757	1,611
Preferred Distributions	(4,800)	(4,800)
Pro Forma Net (Loss) income applicable to Common Shareholders	$(55,599)	$(13,554)

Pro Forma (Loss) income applicable to Common Shareholders per Common Share
Basic	$(1.09)	$(0.30)
Diluted	$(1.09)	$(0.30)

Weighted Average Common Shares Outstanding
Basic	51,027,742	45,184,127
Diluted	51,027,742	45,184,127

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2009 and December 31, 2008 our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	December 31,2009	December 31, 2008

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$561	$738
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	459	736
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	-	3,960
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,934	2,091
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	27,043	27,977
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	1,754	2,800
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,431	7,981

				$39,182	$46,283

During the year ended December 31, 2009, we determined that our investment in the Courtyard by Marriot, Boston, MA was impaired.  As a result, the Company recorded an impairment charge of $3,500 which is included in loss from unconsolidated joint venture investments on the Company’s consolidated statements of operations.  This charge reduced our investment in the Courtyard by Marriot, Boston, MA to $0.

On January 1, 2010, we acquired our joint venture partner’s 52.0% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels. The consideration provided to our joint venture partner in exchange for its 52% membership interest consisted of:

•	cash of $253,
•	our 48% minority membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT;
•	settlement of a note receivable and accrued interest made to our former joint venture partner with a principal balance of $1,267 and accrued interest receivable of $141; and
•
our assumption of the outstanding mortgage debt secured by the Hilton Garden Inn, Glastonbury, CT which has an outstanding principal balance of $13,141 as of December 31, 2009, bears interest at a fixed rate of 5.98% per annum and has an anticipated maturity date of April 1, 2016.

As a result of this transaction, our joint venture partner acquired our 48.0% minority membership interest in PRA Suites at Glastonbury, LLC, the entity owning the Homewood Suites, Glastonbury, CT, and assumed the outstanding mortgage debt secured by the Homewood Suites, Glastonbury, CT.  As of December 31, 2009, we determined that our investment in the Homewood Suites, Glastonbury, CT was impaired.  As a result, the Company recorded an impairment charge of $1,041 which is included in loss from unconsolidated joint venture investments on the Company’s consolidated statements of operations.  This charge reduced our investment in the Homewood Suites, Glastonbury, CT to $1,754.

During the year ended December 31, 2008, we determined that our investment in the Hartford Hilton, part of the Mystic Partners joint venture portfolio, was impaired.  As a result, the Company recorded an impairment charge of $1,890 which is included in loss from unconsolidated joint venture investments on the Company’s consolidated statements of operations.  This charge reduced our investment in the Hartford Hilton to $0.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Income from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income (loss) recognized during the years ended December 31, 2009, 2008, and 2007 for our Investments in Unconsolidated Joint Ventures is as follows:

	Twelve Months Ended
	12/31/2009	12/31/2008	12/31/2007
PRA Glastonbury, LLC	$(77)	$94	$47
Inn American Hospitality at Ewing, LLC	(127)	20	73
Hiren Boston, LLC	(460)	(189)	304
SB Partners, LLC	(156)	80	191
Mystic Partners, LLC	(1,686)	(345)	1,612
PRA Suites at Glastonbury, LLC	(6)	(8)	(7)
Metro 29th Street Associates, LLC	(137)	1,721	1,256
	(2,649)	1,373	3,476
Less: Impairment of Investment in Unconsolidated Joint Venture	(4,541)	(1,890)	-

(Loss) Income from Unconsolidated Joint Venture Investments	$(7,190)	$(517)	$3,476

The SB Partners, LLC and Hiren Boston, LLC joint venture agreements provided for a 10% preferred return during the first two years of the ventures based on our equity interest in the ventures.  The preferred return period expired on July 1, 2007 for Hiren Boston, LLC and October 1, 2007 for SB Partners, LLC.  Subsequent to this initial two year period, cash distributions are made 50% to us and 50% to our joint venture partners in the ventures.

The Mystic Partners, LLC joint venture agreement provides for an 8.5% non-cumulative preferred return based on our contributed equity interest in the venture. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to our joint venture partner to provide an 8.5% annual non-compounded return of their unreturned contributions. Any remaining cash available for distribution will be distributed to us 10.5% with respect to the net cash flow from the Hartford Marriott, 7.0% with respect to the Hartford Hilton and 56.7%, with respect to the remaining seven properties. Mystic Partners, LLC allocates income to us and our joint venture partner consistent with the allocation of cash distributions in accordance with the joint venture agreements.

Each of the Mystic Partners, LLC hotel properties, except the Hartford Hilton, is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England and recognized as income in the amount of 1% of operating revenues, except for the Hartford Marriott which is 0.25% of operating revenues.

The Company and our joint venture partner in Mystic Partners, LLC jointly and severally guarantee the performance of the terms of a loan to Adriaen’s Landing Hotel, LLC, owner of the Hartford Marriott, in the amount of $50,000, and 315 Trumbull Street Associates, LLC, owner of the Hartford Hilton, in the amount of $27,000, if at any time during the term of the note and during such time as the net worth of Mystic Partners falls below the amount of the guarantee.  We have determined that the probability of incurring loss under this guarantee is remote and the value attributed to the guarantee is de minimis.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009, 2008, and 2007.

Balance Sheets
	December 31,	December 31,
	2009	2008
Assets
Investment in hotel properties, net	$196,842	$209,468
Other Assets	28,473	25,334
Total Assets	$225,315	$234,802

Liabilities and Equity
Mortgages and notes payable	$218,116	$219,889
Other liabilities	18,219	11,636
Equity:
Hersha Hospitality Trust	44,178	44,938
Joint Venture Partner(s)	(55,198)	(41,661)
Total Equity	(11,020)	3,277

Total Liabilities and Equity	$225,315	$234,802

Statements of Operations
	Twelve Months Ended
	12/31/2009	12/31/2008	12/31/2007
Room Revenue	$81,718	$99,530	$98,581
Other Revenue	22,427	28,344	31,586
Operating Expenses	(68,389)	(82,327)	(81,873)
Interest Expense	(16,326)	(13,442)	(15,421)
Debt Extinguishment	-	-	(2,858)
Loss on Impairment of Building and Equipment	(7)	(9,171)	-
Lease Expense	(5,647)	(5,538)	(5,332)
Property Taxes and Insurance	(6,596)	(6,459)	(6,159)
Federal and State Income Taxes	-	121	(141)
General and Administrative	(7,332)	(7,835)	(7,446)
Loss Allocated to Noncontrolling Interests	705	-	-
Depreciation and Amortization	(14,423)	(16,171)	(16,680)

Net loss	$(13,870)	$(12,948)	$(5,743)

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
Company's share of equity recorded on the joint ventures' financial statements	$44,178	$44,938
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(4,996)	1,345
Investment in Unconsolidated Joint Ventures	$39,182	$46,283

(1)   Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:
- cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements,
- our basis in the investment in joint ventures not recorded on the joint ventures' financial statements, and
- accumulated amortization of our equity in joint venture that reflects our portion of the excess of the fair value of joint ventures' assets on the date of our investment over the carrying value of the assets recorded on the joint ventures finanical statements.  This excess investment is amortized over the life of the properties, and the amortization is included in (Loss) Income from Unconsolidated Joint Venture Investments on our consolidated statement of operations.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES

Development Loans

We have approved first mortgage and mezzanine lending to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%. As of December 31, 2009 and December 31, 2008, we had Development Loans Receivable of $46,094 and $81,500, respectively. Interest income from development loans was $7,411, $7,890, and $6,046 for the years ended December 31, 2009, 2008, and 2007, respectively.  Accrued interest on our development loans receivable was $2,451 as of December 31, 2009 and $2,785 as of December 31, 2008.

As of December 31, 2009 and 2008, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding 12/31/2009		Principal Outstanding 12/31/2008	Interest Rate	Maturity Date (1)
Operational Hotels
Independent Hotel - New York, NY	Maiden Hotel, LLC	$7,000		$10,000	20%	July 31, 2010
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2010	*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000		-	11%	August 6, 2010	*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2010	*
Hampton Inn & Suites - West Haven, CT	44 West Haven Hospitality, LLC	-		2,000	10%	N/A
Hilton Garden Inn - New York, NY	York Street, LLC	-		15,000	11%	N/A
Homewood Suites - Newtown, PA	Reese Hotels, LLC	-		500	11%	N/A

Construction Hotels
Lexington Avenue Hotel - New York, NY	44 Lexington Holding, LLC	11,591	(2)	10,000	11%	December 31, 2010*
Union Square Hotel - New York, NY	Risingsam Union Square, LLC	11,503	(2)	10,000	10%	December 31, 2010
32 Pearl - New York, NY	SC Waterview, LLC	8,000		8,000	10%	December 31, 2010

Early Phase Development
Hyatt Place - New York, NY	Brisam East 52, LLC	-	(2)	10,000	10%	N/A
Greenwich Street Courtyard - New York, NY	Brisam Greenwich, LLC	-	(2)	10,000	10%	N/A

Total Development Loans Receivable		$46,094		$81,500

* Indicates borrower is a related party

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

(2)
We amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan as of December 31, 2009:

Borrower	Interest Income Year Ended December 31, 2009	Cumulative Interest Income Paid In-Kind
Risingsam Union Square, LLC	$1,069	$1,503
Brisam East 52, LLC	503	672
44 Lexington Holding, LLC	1,178	1,591
Brisam Greenwich, LLC	503	736

Total	$3,253	$4,502

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (continued)

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Balance at January 1,	$81,500	$58,183	$47,016
New advances	2,000	64,200	65,700
Interest added to principal	4,502	-	-
Repayments	(500)	(22,416)	(53,000)
Principal exchanged for interest in hotel properties	(20,000)	-	-
Discount recorded	-	-	(1,687)
Amortization of discount	-	281	154
Impairments, net of discount	(21,408)	(18,748)	-
Balance at December 31,	$46,094	$81,500	$58,183

Impairment of Development Loans

We monitor our portfolio of development loans on an on-going basis to determine collectability of the loan principal and accrued interest.  We determined that our development loans to Brisam East 52, LLC and Brisam Greenwich, LLC, which were secured by the equity interest in each entity, were permanently impaired.  We ceased accruing interest on the loans effective July 1, 2009.  As of December 31, 2009, we determined that the fair value of each loan receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income that had been added to the principal balance of the loan.

In 2008, we determined that the developer of the Hilton Garden Inn/Homewood Suites – Brooklyn, NY had failed to make payments to the senior lender on the property’s first mortgage.   After discussions with the developer and the senior lender, we determined that the fair value of the loan receivable and discount was $0 as of December 31, 2008.  As a result, we incurred an impairment charge for the remaining principal of $18,748, which is net of unamortized discount in the amount of $1,252.  A receivable for uncollected interest income of $569, which is net of unrecognized deferred loan fees of $143, was also recorded as an impairment charge.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE AND LAND LEASES (continued)

Land Leases

We have acquired land and improvements and leased them to entities, including entities in which our executive officers and affiliated trustees own an interest, to enable such entities to construct hotels and related improvements on the leased land.

On July 20, 2009, we entered into a modification and extension agreement for a mortgage loan on our land parcel located at 39th Street and 8th Avenue, New York, NY.  As a result of this agreement we paid $1,250, reducing the principal balance from $13,250 to $12,000, and the interest rate was modified from a fixed rate of 7.75% to a floating rate equal to the Wall Street Journal variable prime rate plus 1.00%, with a minimum interest rate of 6.875%.  Payments required under this loan continue to be interest-only and the maturity date was extended to July 1, 2011.

Also on July 20, 2009, we entered into a modification and extension agreement for a mortgage loan on our land parcels located on Nevins Street, in Brooklyn, NY.  These parcels are leased to an entity that is owned, in part, by certain excutive officers and affiliated trustees of the Company.  As a result of this agreement we paid $500, reducing the principal balance from $6,500 to $6,000.  The agreement also modified the interest rate from a floating rate of 90-Day LIBOR plus 2.70%, with a minimum of 8.06%, to a floating rate equal to the Wall Street Journal variable prime rate plus 1.00%, with a minimum interest rate of 6.875%.  Payments required under this loan continue to be interest-only and the maturity date was extended to August 1, 2011.

On September 24, 2009, our land parcel located at 440 West 41st Street, New York, NY, was transferred to the lessee, an entity controlled by the seller of York Street, LLC, as partial consideration for our acquisition of York Street, LLC, the owner of the Hilton Garden Inn, Tribeca, New York, NY, as noted in Note 2, “Investment in Hotel Properties.”

During the year ended December 31, 2009, we decided to exit our two remaining land leases and dispose of the related land parcels located at 39th Street and 8th Avenue, New York, NY and Nevins Street, Brooklyn, NY.  Effective July 1, 2009, we ceased accruing rents under these leases.  The parcels of land are recorded as “assets held for sale” and our mortgage debt on the property is recorded as “liabilities related to assets held for sale” on our consolidated balance sheets as of December 31, 2009.  We determined that the carrying values of the two land parcels exceeded their respective fair values and we recorded an impairment charge of $14,545 as of December 31, 2009.  We also determined that accrued rents under the leases were uncollectible and accrued rents receivable of $1,581 was expensed during the year ended December 31, 2009.  See Note 12, “Discontinued Operations” for further discussion of the land parcels recorded as assets held for sale.

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

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at December 31, 2009 and 2008:

	2009	2008

Transaction Costs	$292	$237
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	1,412	1,267
Due from Lessees	-	1,907
Prepaid Expenses	4,468	3,182
Interest Receivable from Development Loans to Non-Related Parties	1,573	2,024
Deposits on Property Improvement Plans	167	149
Hotel Purchase Option	933	933
Other	2,035	2,270
	$12,428	$13,517

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities and issuances of equity securities which are recorded in other assets prior to the closing of the respective transactions.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Notes Receivable – Notes receivable as of December 31, 2009 includes a loan, and related accrued interest, made to one of our unconsolidated joint venture partners.  The $1,267 note bears interest at 11% and matures on December 31, 2009.  See Note 3 “Investment in Unconsolidated Joint Ventures” for information regarding subsequent events affecting this note.

Due from Lessees - Due from lessees represent rents due under our land leases, See Note 4, “Development Loans Receivable and Land Leases” for information regarding our land leases.

Prepaid Expense - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties – Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans from loans extended to related parties in the amounts of $878 and $761, as of December 31, 2009 and 2008, respectively, which is included in the Due from Related Parties on the consolidated balance sheets.

Deposits on Property Improvement Plans – Deposits on property improvement plans consists of amounts advanced to Hersha Construction Services that is to be used to fund capital expenditures as part of our property improvement programs at certain properties.

Hotel Purchase Option –We have an option to acquire a 50% interest in the entity that owns the Holiday Inn Express-Manhattan.  The option is exercisable after February 1, 2012 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

The Company has a total mortgages payable balance at December 31, 2009, and December 31, 2008, of $614,401 and $603,538, respectively, and consisted of mortgages with fixed and variable interest rates ranging from 2.23% to 8.94% as of December 31, 2009. As of December 31, 2009, the maturities for the outstanding mortgage loans ranged from April 2010 to September 2023. Aggregate interest expense incurred under the mortgages payable totaled $35,878, $34,855 and $33,767 during 2009, 2008 and 2007, respectively. The mortgages are secured by first deeds of trust on various hotel properties with a combined net book value of $892,825 and $919,815 as of December 31, 2009, and 2008, respectively.  Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  As of December 31, 2009 we were in compliance with all event of default covenants under the applicable loan agreements.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements. The $25,774 note issued to Hersha Statutory Trust I will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust II will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through June 30, 2010, and the note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to June 30, 2010 for notes issued to Hersha Statutory Trust I and July 30, 2010 for notes issued to Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in amount of $3,766, $3,729 and $3,793 was recorded during the years ended December 31, 2009, 2008, and 2007, respectively.

As part of the acquisition of the Hyatt Summerfield Suites Portfolio, HHLP entered into a management agreement with Lodgeworks, L.P. (“Lodgeworks”).  Lodgeworks extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  Because the interest rate on the note payable is below the market rate of interest at the date of the acquisition, a discount was recorded on the note payable.  The discount reduced the principal balances recorded in the mortgages and notes payable and is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $294 as of December 31, 2009 and $274 as of December 31, 2008.

Aggregate annual principal payments for the Company’s mortgages and notes payable for the five years following December 31, 2009 and thereafter are as follows:

Year Ending December 31,	Amount

2010	37,406
2011	58,208
2012	44,107
2013	31,989
2014	43,935
Thereafter	450,647
Net Unamortized Discount	(49)
$666,243

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

At our option, borrowings under the line of credit may be prime rate loans or LIBOR rate loans.  On December 11, 2009, we amended the credit agreement to modify certain financial covenants, resulting in the following changes to the annual interest rate incurred on prime rate and LIBOR rate loans borrowed under the line of credit:

•	The annual interest rate on prime rate loans was increased from the Wall Street Journal variable prime rate to the Wall Street Journal variable prime rate plus 1.50%.
•	The annual interest rate on LIBOR rate loans was increased from LIBOR plus 2.50% to the greater of (i) LIBOR plus 3.50% or (ii) 4.25%.

Hersha paid the lenders a fee of $338 in connection with the amendment the credit agreement.  As amended. the credit agreement includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $300,000; (2) a maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

•	a debt service coverage ratio of not less than 1.20 to 1.00;
•	a total funded liabilities to gross asset value ratio of not more than 0.67 to 1.00; and
•	a EBITDA to debt service ratio of not less than 1.25 to 1.00;
•
The sum of the aggregate amount of outstanding loans and letter of credit obligations may not exceed the lesser of the committed amount of $135,000 or 67% of the appraised value of the hotel properties pledged as collateral.  In the event the aggregate amount of outstanding loans and letter of credit obligations exceeds this amount, we will be required to repay a portion of the outstanding loans and letter of credit obligations or provide additional collateral to the lenders.

The Company is in compliance with each of the covenants listed above as of December 31, 2009.

The outstanding principal balance under the line of credit was $79,200 at December 31, 2009 and $88,421 at December 31, 2008. The Company recorded interest expense of $3,235, $3,094 and $4,239 related to the line of credit borrowings, for the years ended December 31, 2009, 2008, and 2007, respectively. The weighted average interest rate on our Line of Credit during the years ended December 31, 2009, 2008, and 2007 was 3.25%, 5.07%, and 7.30%, respectively.

As of December 31, 2009 we had $3,818 in irrevocable letters of credit issued and our remaining borrowing capacity under the Line of Credit was $51,982.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $745,443 and $688,662, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $743,781 and $695,330, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the years ended December 31, 2009, 2008, and 2007, we capitalized $10, $544 and $389, respectively, of interest expense related to these projects.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of December 31, 2009, deferred costs were $8,696, net of accumulated amortization of $4,262.  Deferred costs were $9,157, net of accumulated amortization of $3,606, as of December 31, 2008. Amortization of deferred costs for the years ended December 31, 2009, 2008, and 2007 was $2,059, $2,030 and $1,724, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

We are the sole general partner in our operating partnership subsidiary, HHLP, which is indirectly the sole general partner of the subsidiary partnerships. At December 31, 2009, there were 8,701,810 non-controlling Common Units outstanding with a fair market value of $27,324, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are redeemable by the unitholders for common shares on a one-for-one basis or, at our option, cash.

Management Agreements

Our wholly-owned TRS, 44 New England engages eligible independent contractors in accordance with the requirements for qualification as a REIT under the Federal income tax laws, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and affiliated trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the years ended December 31, 2009, 2008 and 2007, base management fees incurred totaled $5,485, $6,136 and $5,571, respectively and are recorded as Hotel Operating Expenses.  For the years ended December 31, 2009, 2008 and 2007, incentive management fees of $0, $363, and $0, respectively, were recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the years ended December 31, 2009, 2008, and 2007 was $14,019, $17,041 and $16,333 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.   For the years ended December 31, 2009, 2008 and 2007, the Company incurred accounting fees of $1,459, $1,426 and $1,408, respectively.  For the years ended December 31, 2009, 2008 and 2007, the Company incurred information technology fees of $325, $316 and $276, respectively. Accounting fees and information technology fees are included in General and Administrative expenses.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the years ended December 31, 2009, 2008 and 2007, we incurred fees of $158, $271, and $292, respectively, which were capitalized with the cost of fixed asset additions.

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

Hotel Supplies

For the years ended December 31, 2009, 2008 and 2007, we incurred expenses of $996, $1,588 and $2,113, respectively, for hotel supplies from Hersha Hotel Supply, an unconsolidated related party, which are expenses included in Hotel Operating Expenses. Approximately $2 and $39 is included in accounts payable at December 31, 2009 and 2008, respectively.

Due From Related Parties

The Due from Related Party balance as of December 31, 2009 and December 31, 2008 was approximately $2,394 and $3,595, respectively. The balances primarily consisted of accrued interest due on our development loans, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of December 31, 2009 and December 31, 2008 was approximately $769 and $302, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a land lease from a third party with an original term of 75 years. Monthly payments as determined by the lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the lease agreement and are due through the expiration in November 2103.  Each land leases provide rent increases at scheduled intervals. We record rent expense on a straight-line basis over the life of the lease from the beginning of the lease term. For the years ended December 31, 2009, 2008 and 2007, we incurred $1,166, $1,040, and $856 respectively, in hotel ground rent from continuing operations under the agreements.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2010	$904
2011	935
2012	975
2013	981
2014	986
Thereafter	92,175
$96,956

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

As of December 31, 2009, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and its counterparties.  However, as of December 31, 2009, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

On December 31, 2008, we entered into an interest rate swap agreement that fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $5,250 as of December 31, 2009.

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.

We maintained an interest rate swap that fixed our interest rate on a variable rate mortgage on the Sheraton Four Points, Revere, MA.  Under the terms of this interest rate swap, we paid fixed rate interest of 4.73% of the notional amount and we received floating rate interest equal to the one month U.S. dollar LIBOR.  Prior to January 1, 2008, the hedge relationship was deemed to be effective and the change in fair value related to the effective portion of the interest rate swap was recorded in Accumulated Other Comprehensive Income on the Balance Sheet.  Subsequent to January 1, 2008, the hedge relationship was no longer deemed to be effective.  This swap matured on July 23, 2009.  The change in fair value of the interest rate swap for the twelve months ended December 31, 2009 resulted in a gain of $172 and was recorded in income (loss) from discontinued operations.

At December 31, 2009 and December 31, 2008, the fair value of the interest rate swaps and cap were:

				Value
Date of Transaction	Hedged Debt	Type	Maturity Date	December 31, 2009	December 31, 2008
January 15, 2008	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	$(103)	$(6)
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(53)	(25)
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2010	-	-
July 2, 2004	Variable Rate Mortgage - Sheraton Four Points, Revere, MA	Swap	July 23, 2009	-	(172)
February 1, 2008	Revolving Variable Rate Credit Facility	Swap	February 1, 2009	-	(74)
				$(156)	$(277)

The fair value of the derivative instrument is included in Accounts Payable, Accrued Expenses and Other Liabilities at December 31, 2009 and December 31, 2008.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $51, $86, and $256 for the years ended December 31, 2009, 2008, and 2007, respectively.  These unrealized losses were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $1, $1, and $15 on cash flow hedges was recognized in interest expense for the years ended December 31, 2009, 2008, and 2007, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $313 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2009.  During 2010, the Company estimates that an additional $166 will be reclassified as an increase to interest expense.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
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

Compensation expense related to restricted stock awards and performance share awards issued to executives of the Company of $2,039, $1,411 and $766 was incurred during the years ended December 31, 2009, 2008 and 2007, respectively, related to the restricted share awards and is recorded in stock based compensation expense on the statement of operations. Unearned compensation as of December 31, 2009 and 2008 was $4,614 and $4,118, respectively.  The following table is a summary of all of the grants issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
June 1, 2005	71,000	$9.60	4 years	25%/year	$71,000	$53,250	$-	$71
June 1, 2006	89,500	$9.40	4 years	25%/year	67,125	44,750	87	298
June 1, 2007	214,582	$12.32	4 years	25%/year	107,291	53,645	935	1,597
June 2, 2008	278,059	$8.97	4 years	25%/year	69,515	-	1,506	2,130
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	654	-	6	22
June 1, 2009	744,128	$2.80	4 years	25%/year	-	-	1,780	-
September 10, 2009	108,334	$2.96	1 year	100%/year	-	-	280	-
September 25, 2009	10,000	$3.06	1 year	100%/year	-	-	20	-
Total	1,519,219				$315,585	$151,645	$4,614	$4,118

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 9 - SHARE-BASED PAYMENTS (continued)

Trustees

Compensation expense related to stock awards issued to the Board of Trustees of $104, $91, and $86 was incurred during the years ended December 31, 2009, 2008, and 2007, respectively and is recorded in stock based compensation on the statement of operations.  All shares issued to the Board of Trustees are immediately vested.  The following table is a summary of all of the grants issued to trustees under the 2004 and 2008 Plans:

Date of Award Issuance	Shares Issued	Share Price on date of grant
March 1, 2005	2,095	$11.97
January 3, 2006	5,000	9.12
January 2, 2007	4,000	11.44
July 2, 2007	4,000	12.12
January 2, 2008	4,000	9.33
June 2, 2008	6,000	8.97
January 2, 2009	12,500	2.96
June 1, 2009	17,000	2.80
December 31, 2009	18,000	3.14
Total	72,595

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - EARNINGS PER SHARE

The following table is a reconciliation of the income (numerator) and weighted average shares (denominator) used in the calculation of basic earnings per common share and diluted earnings per common share.  The computation of basic and diluted earnings per share is presented below.

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Numerator:
BASIC AND DILUTED*
(Loss) Income from Continuing Operations	$(42,421)	$(14,172)	$14,556
Loss (Income) from Continuing Operations allocated to Noncontrolling Interests	6,205	2,134	(1,612)
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(4,800)	(4,800)
Dividends Paid on Unvested Restricted Shares	(255)	(329)	(197)
(Loss) Income from Continuing Operations applicable to Common Shareholders	(41,271)	(17,167)	7,947

Discontinued Operations
Income from Discontinued Operations	(16,037)	3,743	5,616
Income from Discontinued Operations allocated to Noncontrolling Interests	2,392	(513)	(713)
Income from Discontinued Operations applicable to Common Shareholders	(13,645)	3,230	4,903

Net (Loss) Income applicable to Common Shareholders	$(54,916)	$(13,937)	$12,850

Denominator:
Weighted average number of common shares - basic	51,027,742	45,184,127	40,718,724
Effect of dilutive securities:
Stock awards	- **	- **	- **
Weighted average number of common shares - diluted*	51,027,742	45,184,127	40,718,724

* Income allocated to minority interest in the Partnership has been excluded from the numerator and OP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average OP Units outstanding for years ended December 31, 2009, 2008 and 2007 were 8,724,725, 8,034,737 and 5,464,670 respectively.

** Unvested stock awards have been omitted from the denominator for the purpose of computing diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 10 - EARNINGS PER SHARE (continued)

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Earnings Per Share:
BASIC
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.81)	$(0.38)	$0.20
Income from Discontinued Operations applicable to Common Shareholders	(0.27)	0.07	0.12
Net (Loss) Income applicable to Common Shareholders	$(1.08)	$(0.31)	$0.32

DILUTED*
(Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.81)	$(0.38)	$0.20
Income from Discontinued Operations applicable to Common Shareholders	(0.27)	0.07	0.12
Net (Loss) Income applicable to Common Shareholders	$(1.08)	$(0.31)	$0.32

* Income allocated to minority interest in the Partnership has been excluded from the numerator and OP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average OP Units outstanding for years ended December 31, 2009, 2008 and 2007 were 8,724,725, 8,034,737 and 5,464,670 respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2009, 2008 and 2007 totaled $42,471, $41,797 and $40,594, respectively. The following non-cash investing and financing activities occurred during 2009, 2008 and 2007:

	2009	2008	2007
Common Shares issued as part of the Dividend Reinvestment Plan	$25	$31	$30
Issuance of Common Shares to the Board of Trustees	141	91	95
Issuance of Common Units for acquisitions of hotel properties	-	21,624	25,781
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	4,502	-	-
Debt assumed in acquisition of hotel properties	37,524	30,790	70,564
Settlement of development loans receivable principal and accrued interest revenue receivable in connection with acquisition of hotel properties	21,760	-	-
Land and mortgage transferred to seller as part of acquisition of hotel property	10,118	-	-
Issuance of Common Units for acquisition of unconsolidated joint venture	-	-	6,817
Issuance of Common Units for acquisition of option to acquire interest in hotel property	-	-	933
Conversion of Common Units to Common Shares	255	1,372	2,369
Reallocation to noncontrolling interest	-	1,966	12,422

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for disposition are included in discontinued operations in the statements of operations for all periods presented.

In September of 2007, our Board of Trustees authorized management of the Company to sell the Hampton Inn, Linden, NJ (Hampton Inn) and Fairfield Inn, Mt. Laurel, NJ (Fairfield Inn).  The Company acquired the Hampton Inn in October 2003 and the Fairfield Inn in January 2006.   The operating results for these hotels have been reclassified to discontinued operations in the statement of operations for the year ended December 31, 2007.  Proceeds from the sales were $29,500, and the gain on the sale was $4,248, of which $503 was allocated to noncontrolling interest in HHLP.

In October 2008, the Company sold the Holiday Inn Conference Center, New Cumberland, PA (Holiday Inn).  We leased this hotel to an unrelated party and the lease agreement contained a purchase provision by the lessee.  The operating results for this hotel have been reclassified to discontinued operations in the statements of operation for years ended December 31, 2008 and 2007.  Proceeds from the sale of this property were $6,456 and the gain on this sale was $2,888, of which $436 was allocated to noncontrolling interest in HHLP.

In May 2009, our Board of Trustees authorized management of the Company to sell the Mainstay Suites, Frederick, MD (Mainstay Suites) and the Comfort Inn, Frederick, MD (Comfort Inn). The operating results for these hotels were reclassified to discontinued operations in the statements of operations for years ended December 31, 2009, 2008 and 2007. The Mainstay Suites was acquired by the Company in January 2002 and the Comfort Inn in May 2004. These two properties were sold to an unrelated buyer in July 2009.  These properties were sold for $10,250 and the gain on the sale was approximately $1,496.

In May 2009, our Board of Trustees authorized management of the Company to sell its 55% interest in its consolidated joint venture that owns the Sheraton Four Points, Revere, MA. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2009, 2008 and 2007. Our interest in the hotel was acquired in March 2004 and was sold to our joint venture partner in July 2009. Proceeds from the sale were $2,500 and the gain on the sale was approximately $165.

In June 2009, our Board of Trustees authorized management of the Company to sell the Hilton Garden Inn, Gettysburg, PA. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2009, 2008 and 2007. The hotel was acquired by the Company in July 2004 and was sold to an unrelated buyer in July 2009 for $7,750. The gain on the sale was approximately $208.

On September 24, 2009, we transferred our investment in the land parcel located at 440 West 41st Street, New York, NY to Metro Forty First Street, LLC, an entity controlled by a non-affiliated third party. This land parcel was part of the consideration given to acquire our 100% interest in York Street, LLC. The operating results from this land parcel were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2009, 2008 and 2007. The land parcel was acquired in June 2007.  See “Note 2 – Investment in Hotel Properties” for more information related to the acquisition of York Street, LLC.

Our Board of Trustees authorized management of the Company to sell the Comfort Inn, North Dartmouth, MA. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2009, 2008 and 2007. The hotel was acquired by the Company in May 2006. During 2009, we determined that carrying value of the property exceeded fair value and we recorded an impairment charge.  The impairment charge on this property is approximately $1,577.  The fair value of this property was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.  The property has a mortgage loan in the amount of $3,031 which is classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of December 31, 2009.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

Our Board of Trustees authorized management of the Company to sell our two remaining land parcels located at 39th Street and 8th Avenue, New York, NY and Nevins Street, Brooklyn, NY. The operating results from these land parcels were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2009, 2008 and 2007. The land parcels were acquired in July 2007. During 2009, we determined that carrying value of these land parcels exceeded fair value and we recorded an impairment charge on these land parcels of approximately $14,545.  The fair value of these land parcels was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.  The land parcels have mortgage loans in the aggregate amount of $17,861 which are classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of December 31, 2009.

We allocate interest and capital lease expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $1,772, $2,083, and $3,154 of interest and capital lease expense to discontinued operations for the years ended December 31, 2009, 2008, and 2007, respectively.

Assets held for sale consisted of the following as of December 31, 2009:

December 31, 2009

Land	$18,389
Buildings and Improvements	2,912
Furniture, Fixtures and Equipment	531
Intangible Assets	50
21,882

Less Accumulated Depreciation & Amortization	(809)

Assets Held for Sale	$21,073

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

The following table sets forth the components of discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Revenue:
Hotel Operating Revenues	$7,816	$14,302	$21,263
Hotel Lease Revenue	-	628	781
Land Lease Revenue	2,624	5,276	4,860
Total Revenue	10,440	20,206	26,904

Expenses:
Hotel Operating Expenses	6,202	11,155	15,411
Land Lease Expense	1,455	2,939	2,720
Real Estate and Personal Property Taxes and Property Insurance	548	634	1,056
Depreciation and Amortization	1,129	2,514	3,187
General and Administrative	(463)	7	8
Loss on Debt Extinguishment	-	19	-
Interest Expense	1,772	2,083	3,154
	10,643	19,351	25,536
Total Expenses

(Loss) Income from Discontinued Operations	(203)	855	1,368
Gain on Disposition of Hotel Properties	1,869	2,888	4,248
Impairment of Assets Held for Sale	(17,703)	-	-
(Loss) Income from Discontinued Operations	$(16,037)	$3,743	$5,616

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 13 - SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN PARTNERSHIP

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

Common Units

Units of interest in our limited partnership, or Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties.  The total number of Common Units outstanding as of December 31, 2009, 2008 and 2007 was 8,701,810, 8,746,300 and 6,424,915 respectively. These units can be converted to common shares which are issuable to the limited partners upon exercise of their redemption rights. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2009 and 2008, 44,490 and 175,843 common units were converted to Class A Common Shares, respectively.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. 44 New England and Revere Hotel Group LLC (“Revere”), a 55% owned taxable REIT subsidiary, (collectively “Consolidated TRS”) are both entities subject to income taxes at the applicable federal, state and local tax rates.  On July 23, 2009 we sold our interest in Revere to our joint venture partner.

In 2009, 2008 and 2007, 44 New England generated net operating losses of $6,555, $2,554, and $707, respectively. In 2008, 2007 and 2006, Revere generated net operating (income) losses of ($5), $265, and $313, respectively.  There was no income tax expense (benefit) recognized by the Consolidated TRS for 2009, 2008 and 2007.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2009	2008	2007
Computed "Expected" federal tax expense (benefit) of TRS, at 35%	$(1,061)	$(1,251)	$(270)
State income taxes, net of federal income tax effect	(421)	(181)	(66)
Changes in valuation allowance	1,482	1,432	336

Total income tax expense	$-	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2009 and 2008 were as follows:

	as of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$3,558	$3,185
Depreciation	(48)	(29)
Net deferred tax assets	3,510	3,156
Valuation allowance	(3,510)	(3,156)
Deferred tax assets	$-	$-

Upon the sale of our interest in Revere, we relinquished deferred tax assets related to Revere’s net operating loss carry forwards of $1,128 and a valuation allowance in the same amount.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Consolidated TRS will not realize the benefits of these deferred tax assets at December 31, 2009.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES (continued)

Earnings and profits, which will determine the taxability of dividends to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Preferred Shares - 8% Series A
Ordinary income	0.00%	86.46%	81.98%
Capital Gain Distribution	100.00%	13.54%	18.02%
Common Shares - Class A
Ordinary income	0.00%	44.61%	48.25%
Return of Capital	100.00%	48.40%	41.14%
Capital Gain Distribution	0.00%	6.99%	10.61%

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2009

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$45,083	$60,082	$61,906	$53,627
Total Expenses	54,261	58,747	83,256	59,665
(Loss) Income from Unconsolidated Joint Ventures	(1,329)	(395)	(606)	(4,860)
(Loss) Income from Continuing Operations	(10,507)	940	(21,956)	(10,898)

(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(176)	544	(15,979)	(426)
Net (Loss) Income	(10,683)	1,484	(37,935)	(11,324)

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(2,053)	451	(5,560)	(1,435)
Preferred Distributions	1,200	1,200	1,200	1,200
Net (Loss) Income applicable to Common Shareholders	$(9,830)	$(167)	$(33,575)	$(11,089)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.21)	$0.00	$(0.39)	$(0.19)
Discontinued Operations	-	-	(0.26)	(0.01)
Net (Loss) Income applicable to Common Shareholders	$(0.21)	$0.00	$(0.65)	$(0.20)
Weighted Average Common Shares Outstanding
Basic	47,786,503	47,964,818	51,878,482	56,488,607
Diluted	47,786,503	47,964,818	51,878,482	56,488,607

	Year Ended December 31, 2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$51,397	$66,053	$70,383	$57,663
Total Expenses	54,016	58,032	65,040	82,062
(Loss) Income from Unconsolidated Joint Ventures	(738)	1,360	1,629	(2,768)
(Loss) Income from Continuing Operations	(3,357)	9,381	6,972	(27,167)

(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(528)	581	788	2,901
Net (Loss) Income	(3,885)	9,962	7,760	(24,266)

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(1,006)	1,737	1,425	(3,777)
Preferred Distributions	1,200	1,200	1,200	1,200
Net (Loss) Income applicable to Common Shareholders	$(4,079)	$7,025	$5,135	$(21,689)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.09)	$0.15	$0.10	$(0.51)
Discontinued Operations	(0.01)	0.01	0.01	0.05
Net Loss (Income) applicable to Common Shareholders	$(0.10)	$0.16	$0.11	$(0.46)
Weighted Average Common Shares Outstanding
Basic	40,891,140	44,253,641	47,764,168	47,770,780
Diluted	40,891,140	44,253,641	47,764,168	47,770,780

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
[IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS]

NOTE 16 – SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2009:

On January 21, 2010, we completed a public offering of 51,750,000 common shares, including 6,750,000 common shares subject to an overallotment option exercised by the underwriters, for proceeds of approximately $148,955 net of underwriting discount. Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests.

On January 29, 2010 we refinanced the mortgage debt secured by the Hilton Garden Inn - TriBeCa, New York, NY.  The refinanced debt is a $32,000 amortizing non-recourse mortgage obligation, carrying fixed rate interest at 8.25%.  The loan matures on February 10, 2015.  The refinanced debt replaces a $29,632 variable rate debt at a rate of prime plus 2.00%, subject to an 8.75% floor, that matured in July of 2012.

On February 9, 2010, we closed on the acquisition of three hotels in New York City, including:

•	a Hampton Inn located at 337 West 39th Street, New York (the “Hampton Inn Times Square”) from Metro Eleven LLC;
•	a Candlewood Suites located at 339 West 39th Street, New York (the “Candlewood Suites Times Square”) from Metro Eleven LLC; and
•	a Holiday Inn Express located at 343 West 39th Street, New York (the “Holiday Inn Express Times Square”) from M&R Hotel LLC and Lincoln Avenue Center, LLC.

The sellers of the three hotels are related to each other, but not affiliated with the Company.  The total purchase price for the three hotels was $165,000, which consisted of $160,500 in cash and 1,451,613 units of limited partnership in HHLP.  As a result, the total purchase price for each hotel was as follows:

Hotel	Total Purchase Price
Hampton Inn Times Square	$ 56,000
Candlewood Suites Times Square	$ 51,000
Holiday Inn Express Times Square	$ 58,000

In addition, we paid $4,260 of closing costs and real estate taxes and assumed approximately $398 in net working capital liabilities.  The cash portion of the purchase price, closing costs and real estate taxes paid by us at closing was funded with net proceeds from our recently completed public offering and with borrowings drawn on our revolving credit facility.

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2009
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Hampton Inn, Carlisle, PA	$(3,383)	$300	$3,109	$200	$2,181	$500	$5,290	$5,790	$(1,653)	$4,137	06/01/97
Holiday Inn Exp, Hershey, PA	(5,970)	426	2,645	410	3,782	836	6,427	7,263	(1,973)	5,290	10/01/97
Holiday Inn Exp, New Columbia, PA	-	94	2,510	66	780	160	3,290	3,450	(999)	2,451	12/01/97
Comfort Inn, Harrisburg, PA	(2,055)	-	2,720	214	1,189	214	3,909	4,123	(1,164)	2,959	05/15/98
Hampton Inn, Selinsgrove, PA	(2,826)	157	2,511	93	2,359	250	4,870	5,120	(1,718)	3,402	09/12/96
Hampton Inn, Danville, PA	-	300	2,787	99	1,183	399	3,970	4,369	(1,177)	3,192	08/28/97
Holiday Inn Exp & Suites, Harrisburg, PA	-	213	1,934	81	1,093	294	3,027	3,321	(889)	2,432	03/06/98
Hampton Inn, Hershey, PA	(2,812)	807	5,714	4	1,038	811	6,752	7,563	(1,868)	5,695	01/01/00
Mainstay Suites & Sleep Inn, King of Prussia, PA	-	1,133	7,294	-	347	1,133	7,641	8,774	(1,663)	7,111	06/01/01
Hilton Garden Inn, Edison, NJ	(5,250)	-	12,159	-	331	-	12,490	12,490	(1,993)	10,497	10/01/04
Residence Inn, Framingham, MA	(8,639)	1,325	12,737	-	827	1,325	13,564	14,889	(2,092)	12,797	03/26/04
Hampton Inn, New York, NY	(25,791)	5,472	23,280	-	107	5,472	23,387	28,859	(2,939)	25,920	04/01/05
Residence Inn, Greenbelt, MD	(11,773)	2,615	14,815	-	255	2,615	15,070	17,685	(2,109)	15,576	07/16/04
Fairfield Inn, Laurel, MD	(7,313)	927	6,120	-	994	927	7,114	8,041	(1,027)	7,014	01/31/05
Holiday Inn Exp, Langhorne, PA	(6,390)	1,088	6,573	-	76	1,088	6,649	7,737	(784)	6,953	05/26/05
Holiday Inn Exp, Malvern, PA	(3,971)	2,639	5,324	654	109	3,293	5,433	8,726	(631)	8,095	05/24/05
Holiday Inn Exp, King of Prussia, PA	(12,634)	2,557	13,339	-	348	2,557	13,687	16,244	(1,620)	14,624	05/23/05
Courtyard Inn, Wilmington, DE	(7,805)	988	10,295	-	729	988	11,024	12,012	(1,401)	10,611	06/17/05
McIntosh Inn, Wilmington, DE	(4,615)	898	4,515	-	782	898	5,297	6,195	(755)	5,440	06/17/05
Residence Inn, Williamsburg, VA	(7,277)	1,911	11,625	(1)	610	1,910	12,235	14,145	(2,525)	11,620	11/22/05
Springhill Suites, Williamsburg, VA	(4,955)	1,430	10,293	-	85	1,430	10,378	11,808	(2,064)	9,744	11/22/05
Courtyard Inn, Brookline, MA	(38,913)	-	47,414	-	929	-	48,343	48,343	(5,516)	42,827	06/15/05
Courtyard Inn, Scranton, PA	(6,101)	761	7,193	-	1,120	761	8,313	9,074	(1,003)	8,071	02/01/06
Courtyard Inn, Langhorne, PA	(15,075)	3,064	16,068	-	421	3,064	16,489	19,553	(1,657)	17,896	01/03/06
Fairfield Inn, Bethlehem, PA	(6,025)	1,399	6,778	-	341	1,399	7,119	8,518	(800)	7,718	01/03/06
Residence Inn, Tyson's Corner, VA	(8,824)	4,283	14,475	-	286	4,283	14,761	19,044	(1,482)	17,562	02/02/06
Hilton Garden Inn, JFK Airport, NY	(21,000)	-	25,018	-	830	-	25,848	25,848	(2,592)	23,256	02/16/06
Hawthorne Suites, Franklin, MA	(8,302)	1,872	8,968	-	113	1,872	9,081	10,953	(863)	10,090	04/25/06
Residence Inn, Dartmouth, MA	(8,449)	1,933	10,434	-	252	1,933	10,686	12,619	(997)	11,622	05/01/06
Holiday Inn Exp, Cambridge, MA	(10,794)	1,956	9,793	-	653	1,956	10,446	12,402	(1,045)	11,357	05/03/06
Residence Inn, Norwood, MA	-	1,970	11,761	-	153	1,970	11,914	13,884	(1,027)	12,857	07/27/06

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2009 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Hampton Inn, Brookhaven, NY	$(14,442)	$3,130	$17,345	$1	$870	$3,131	$18,215	$21,346	$(1,638)	$19,708	09/06/06
Holiday Inn Exp, Hauppage, NY	(9,613)	2,737	14,080	-	694	2,737	14,774	17,511	(1,352)	16,159	09/01/06
Residence Inn, Langhorne, PA	-	1,463	12,094	93	889	1,556	12,983	14,539	(953)	13,586	01/08/07
Hampton Inn, Chelsea, NY	(35,938)	8,905	33,500	-	723	8,905	34,223	43,128	(2,924)	40,204	09/29/06
Hyatt Summerfield Suites, Bridgewater, NJ	(14,492)	3,373	19,685	-	165	3,373	19,850	23,223	(1,498)	21,725	12/28/06
Hyatt Summerfield Suites, Charlotte, NC	(7,330)	770	7,315	-	1,636	770	8,951	9,721	(968)	8,753	12/28/06
Hyatt Summerfield Suites, Gaithersburg, MD	(13,720)	2,912	16,001	-	352	2,912	16,353	19,265	(1,306)	17,959	12/28/06
Hyatt Summerfield Suites, Pleasant Hills, CA	(20,160)	6,216	17,229	-	143	6,216	17,372	23,588	(1,312)	22,276	12/28/06
Hyatt Summerfield Suites, Pleasanton, CA	(14,490)	3,941	12,560	-	155	3,941	12,715	16,656	(965)	15,691	12/28/06
Hyatt Summerfield Suites, Scottsdale, AZ	(16,778)	3,060	19,968	-	203	3,060	20,171	23,231	(1,525)	21,706	12/28/06
Hyatt Summerfield Suites, White Plains, NY	(33,030)	8,823	30,273	-	182	8,823	30,455	39,278	(2,300)	36,978	12/28/06
Holiday Inn Exp & Suites, Chester, NY	(6,700)	1,500	6,671	-	47	1,500	6,718	8,218	(491)	7,727	01/25/07
Residence Inn, Carlisle, PA	(6,857)	1,015	7,511	-	25	1,015	7,536	8,551	(564)	7,987	01/10/07
Hampton Inn, Seaport, NY	(19,672)	7,816	19,040	-	145	7,816	19,185	27,001	(1,412)	25,589	02/01/07
Hotel 373-5th Ave, New York, NY	(22,000)	14,239	16,778	-	81	14,239	16,859	31,098	(1,098)	30,000	06/01/07
Holiday Inn, Norwich, CT	-	1,984	12,037	-	381	1,984	12,418	14,402	(788)	13,614	07/01/07
Sheraton Hotel, JFK Airport, NY	-	-	27,315	-	210	-	27,525	27,525	(1,076)	26,449	06/13/08
Hampton Inn, Philadelphia, PA	-	3,490	24,382	-	2,803	3,490	27,185	30,675	(5,184)	25,491	02/15/06
Duane Street, Tribeca, NY	(15,000)	8,213	12,869	-	358	8,213	13,227	21,440	(706)	20,734	01/04/08
NU Hotel, Brooklyn, NY	(18,000)	-	22,042	-	15	-	22,057	22,057	(815)	21,242	01/14/08
Towneplace Suites, Harrisburg, PA	(9,250)	1,237	10,136	-	45	1,237	10,180	11,417	(420)	10,997	05/08/08
Holiday Inn Express, Camp Springs, MD	-	1,629	11,094	-	248	1,629	11,342	12,971	(450)	12,521	06/26/08
Hampton Inn, Smithfield, RI	(6,818)	2,057	9,486	-	18	2,057	9,503	11,560	(336)	11,224	08/01/08
Hilton Garden Inn, Tribeca, NY	(29,632)	-	-	21,077	42,964	21,077	42,963	64,040	(716)	63,324	05/01/09
Hampton Inn, West Haven, CT	(7,688)	-	-	1,053	10,751	1,053	10,750	11,803	(45)	11,758	11/04/09
Courtyard Inn, Alexandria, VA	(24,957)	6,376	26,089	-	359	6,377	26,447	32,824	(2,217)	30,607	09/29/06

Total Investment in Real Estate	$(593,509)	$137,404	$725,701	$24,044	$88,765	$161,449	$814,461	$975,910	$(83,085)	$892,825

Assets Held for Sale
Comfort Inn, Dartmouth	(3,031)	902	3,525	(282)	(720)	620	2,805	3,425	(455)	2,970	05/01/06
8th Ave Land, New York City, NY	(11,913)	21,575	-	(9,754)	108	11,821	108	11,929	(16)	11,913	06/28/06
Nevins Street Land, Brooklyn, NY	(5,948)	10,650	-	(4,702)	-	5,948	-	5,948	-	5,948	6/11/07 & 07/11/07
Total Assets Held for Sale	(20,892)	33,127	3,525	(14,738)	(612)	18,389	2,913	21,302	(471)	20,831

Total Real Estate	$(614,401)	$170,531	$729,226	$9,306	$88,153	$179,838	$817,374	$997,212	$(83,556)	$913,656

*  Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

Index

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2009 (continued)
[IN THOUSANDS]

	2009	2008	2007
Reconciliation of Real Estate
Balance at beginning of year	$987,639	$878,099	$776,609
Additions during the year	79,170	114,596	125,175
Dispositions during the year	(53,493)	(5,056)	(23,685)
Changes in Assets Held for Sale	(37,406)	-	-
Investment in Real Estate	975,910	987,639	878,099
Assets Held for Sale, net of impairment	21,302	-	-
Total Real Estate	$997,212	$987,639	$878,099

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$67,824	$49,091	$33,373
Depreciation for year	22,667	20,965	17,252
Accumulated depreciation on assets sold	(6,935)	(2,232)	(1,534)
Balance at the end of year	$83,556	$67,824	$49,091

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2009, 2008 and 2007 is approximately $911,634, $894,596, and $817,805 respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

Index

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2008. Based on that evaluation, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 4, 2010

Index

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

Index

PART III

Item 9.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2010 Annual Meeting of Shareholders.

AMENDMENT AND RESTATEMENT OF OUR BYLAWS

On March 3, 2010, our Board of Trustees upon the recommendation of our Nominating and Corporate Governance Committee (the “Committee”), approved and adopted an amendment and restatement of our bylaws (the “Amended and Restated Bylaws”).  The Amended and Restated Bylaws became effective upon adoption by the Board of Trustees.  The Committee recommended the amendment and restatement as part of its normal review of our corporate governance practices in an effort to bring them current with prevailing market provisions.  The Amended and Restated Bylaws implement certain clarifying and modernizing provisions and, among other things:

•
establish procedures for shareholders calling special meetings, including a requirement to request a record date to call a special meeting and granting the Board of Trustees certain limited authority to refuse to call a special meeting;

•	increase the number of shareholders necessary to call a special meeting from twenty-five percent to a majority;
•
clarify that previously scheduled meetings of shareholders may be postponed or cancelled by the Board of Trustees, authorize the chairman of the meeting to adjourn a meeting of the shareholders and clarify that a majority of the shares, excluding abstentions, may vote to adjourn a meeting in the absence of a quorum;

•
elaborate upon the advance notice procedures and requirements that apply to the nominations of persons for election to the Board of Trustees and the proposal of any other business to be considered at a meeting of shareholders;

•
require persons nominated for election to the Board of Trustees to complete a written questionnaire and make certain representations to us relating to voting commitments and other economic arrangements and future compliance with our corporate governance and other applicable policies and guidelines applicable to trustees;

•	authorize the Board of Trustees to appoint persons as “Advisory Trustees” or “Emeritus Trustees”;
•
modify the provisions relating to indemnification and advancement of expenses to, among other things, to provide that indemnification is available for expenses incurred as a witness in any proceeding, clarify that any adverse modifications to the indemnification and advancement rights may only be made prospectively; and

•	make other technical and conforming changes.

The foregoing is a brief summary of the changes effected by the Amended and Restated Bylaws, which is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.1 and incorporated herein by reference.

CHANGES TO OUR BOARD OF TRUSTEES

Effective March 3, 2010, our longstanding trustee, Michael A. Leven (Class II trustee), resigned from the Board, citing his increased duties and responsibilities and extensive international travel required his role as President and Chief Operating Officer of Las Vegas Sands.  The resignation was not related to any disagreement with the company.  Mr. Leven has been a Class II Trustee since May of 2001 and has provided valuable counsel to us throughout our growth during that period.  In light of Mr. Leven’s extensive hospitality industry experience and expertise, the Board of Trustees has appointed Mr. Leven to serve as an Emeritus Trustee, with such responsibilities as outlined in the Amended and Restated Bylaws, and he has graciously accepted that appointment.  Mr. Leven will not receive any compensation for his services as an Emeritus Trustee.

Item 10.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2010 Annual Meeting of Shareholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2010 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2009, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2009:

Index

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	1,660,364
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,660,364

(1)	Shares indicated are the aggregate of those issuable under the Company’s 2008 Equity Incentive Plan.

Item 12.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2010 Annual Meeting of Shareholders.

Item 13.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to our 2010Annual Meeting of Shareholders.

Index

PART IV

Item 14.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements:

The following financial statements are included in this report on pages 42 to 88:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

The following financial statement schedules is included in this report on pages 89 to 91: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2009

3.	Exhibits

The following exhibits listed are filed as a part of this report:

INDEX OF EXHIBITS
Exhibit No.	Description

3.1
Amended and Restated Declaration of Trust, as amended and supplemented (filed with the SEC as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed on August 7, 2009 and incorporated by reference herein).

3.2	Amended and Restated Bylaws.**

4.1	Form of Common Share Certificate.*

4.2
Junior Subordinated Indenture, dated as of May 13, 2005, between the Company and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on May 17, 2005 and incorporated by reference herein).

4.3
Amended and Restated Trust Agreement, dated as of May 13, 2005, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust. (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2005 and incorporated by reference herein).

4.4	Form of Junior Subordinated Note (included in Exhibit 4.2 hereto).

4.5	Form of Trust Preferred Security Certificate (included in Exhibit 4.3 hereto).

4.6
Junior Subordinated Indenture, dated as of May 31, 2005, between the Company and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on June 6, 2005 and incorporated by reference herein).

Index

Exhibit No.	Description
4.7
Amended and Restated Trust Agreement, dated as of May 31, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of the Trust (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on June 6, 2005 and incorporated by reference herein).

4.8	Form of Junior Subordinated Note (included in Exhibit 4.6 hereto).

4.9	Form of Trust Preferred Security Certificate (included in Exhibit 4.7 hereto).

4.10	Form of 8.00% Series A Cumulative Redeemable Preferred Share certificate (filed as Exhibit 3.4 to the Form 8-A filed on August 3, 2005 and incorporated by reference herein).

10.1	Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.*

10.2
Option Agreement dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H, Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni and Manhar Gandhi, and the Partnership.*†

10.3	Amendment to Option Agreement dated December 4, 1998.*†

10.4	Form of Percentage Lease.*

10.5
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Form 8-K filed on April 23, 2003 and incorporated by reference herein).

10.6	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed on February 24, 2004 and incorporated by reference herein).†

10.7
Purchase Agreement, dated as of May 11, 2005, among the Company, the Trust and Merrill Lynch International (previously filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2005 and incorporated by reference herein).

10.8
Placement Agreement, dated as of May 31, 2005, among the Company, the Trust and Credit Suisse First Boston LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2005 and incorporated by reference herein).

10.9
Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Group Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2005 and incorporated by reference herein).

10.10	Form of Limited Liability Company Agreement of Mystic Partners, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 21, 2005 and incorporated by reference herein).

10.11	Form of Management Agreement between Lessee and Waterford Hotel Group, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on June 21, 2005 and incorporated by reference herein).

10.12	Form of Limited Liability Company Agreement of Leaseco, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on June 21, 2005 and incorporated by reference herein).

10.13
Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, by and between Hersha Hospitality Trust and Hersha Hospitality Limited Partnership, dated August 5, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2005 and incorporated by reference herein).

Index

Exhibit No.	Description
10.14
Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC; Waterford Hospitality Group, LLC and First American Title Insurance Company (filed as Exhibit 10.5 to the Current Report on Form 8-K filed February 14, 2006 and incorporated by reference herein).

10.15
Second Amendment to Limited Liability Company Operating Agreement of Mystic Partners, LLC, dated February 8, 2006 (filed as Exhibit 10.6 to the Current Report on Form 8-K filed February 14, 2006 and incorporated by reference herein).

10.16
First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed February 14, 2006 and incorporated by reference herein).

10.17
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.8 to the Current Report on Form 8-K filed February 14, 2006 and incorporated by reference herein).

10.18
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit or Merrill Lynch Capital (filed as Exhibit 10.9 to the Current Report on Form 8-K filed February 14, 2006 and incorporated by reference herein).

10.19
Supplemental Limited Joinder, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors LLC (filed as Exhibit 10.10 to the Current Report on Form 8-K filed February 14, 2006 and incorporated by reference herein).

10.20
Purchase and Sale Agreement, dated as of the 18th day of December, 2006, between Bridgeworks Hotelworks Associates, L.P., Charlotte Hotelworks Associates, L.P., Gaithersburg Hotelworks Associates, L.P., Pleasant Hill Lodging Partners, L.P., Pleasanton Hotelworks Associates, L.P., Scottsdale Hotelworks Associates, L.P., and Harrison Hotelworks Associates, L.P., and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 18, 2006 and incorporated by reference herein).

10.21
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Hasu P. Shah (filed as Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2007 and incorporated by reference herein).†

10.22
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Jay H. Shah (filed as Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2007 and incorporated by reference herein).†

10.23
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Neil H. Shah (filed as Exhibit 10.3 to the Current Report on Form 8-K filed July 3, 2007 and incorporated by reference herein).†

10.24
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Ashish R. Parikh (filed as Exhibit 10.4 to the Current Report on Form 8-K filed July 3, 2007 and incorporated by reference herein).†

10.25
Amended and Restated Employment Agreement, dated June 28, 2007 by and between the Company and Michael R. Gillespie (filed as Exhibit 10.5 to the Current Report on Form 8-K filed July 3, 2007 and incorporated by reference herein).†

Index

Exhibit No.	Description
10.26
Contribution Agreement, dated as of January 8, 2008, by and among Shree Associates, Kunj Associates, Shanti III Associates, Trust FBO Sajni Mehta Browne under the Bharat and Devyani Mehta 2005 Trust dated January 13, 2006, Trust FBO Neelay Mehta under the Bharat and Devyani Mehta 2005 Trust dated January 13, 2006, Trust FBO Jay H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, Trust FBO Neil H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, PLM Associates LLC, David L. Desfor and Ashish R. Parikh and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on form 8-K filed January 10, 2008 and incorporated by reference herein).†

10.27	Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008 and incorporated by reference herein).†

10.28
Form of Stock Award Agreement under the Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein).†

10.29
Contribution Agreement, dated as of June 13, 2008, by and among Shree Associates, Kunj Associates, Devi Associates, Shanti III Associates, Trust FBO Jay H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, Trust FBO Neil H Shah under the Hasu and Hersha Shah 2004 Trust dated August 18, 2004, PLM Associates LLC, David L. Desfor and Ashish R. Parikh and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2008 and incorporated by reference herein).†

10.30
Contribution Agreement, dated as of June 26, 2008, by and among Akshar Limited Liability Company and Hersha Hospitality Limited Partnership (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on July 2, 2008 and incorporated by reference herein).

10.31
Contribution Agreement, dated as of August 1, 2008, by and among Hersha Northeast Associates, LLC, Kirit Patel, K&D Investment Associates, LLC, and Ashwin Shah, as contributors, and Hersha Hospitality Limited Partnership and Hersha Smithfield Managing Member, LLC, as acquirer (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on August 7, 2008 and incorporated by reference herein).

10.32
Revolving Credit Loan and Security Agreement, dated October 14, 2008, by and between Hersha Hospitality Limited Partnership, Hersha Hospitality Trust and TD   Bank, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on October 14, 2008 and incorporated by reference herein).

10.33
Purchase Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Hersha Hospitality Limited Partnership and Real Estate Investment Group L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on August 6, 2009 and incorporated by reference herein).

10.34
Investor Rights and Option Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima. (filed as Exhibit 10.2 to the Current Report on Form 8-K  filed on August 6, 2009 and incorporated by reference herein).

10.35
Registration Rights Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (filed as Exhibit 10.3 to the Current Report on Form 8-K  filed on August 6, 2009 and incorporated by reference herein).

10.36
Trustee Designation Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (filed as Exhibit 10.4 to the Current Report on Form 8-K  filed on August 6, 2009 and incorporated by reference herein).

Index

Exhibit No.	Description
10.37	Form of Performance Share Award Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2009 and incorporated by reference herein).†

10.38
Contribution Agreement, dated as of November 4, 2009, by and among Hersha Northeast Associates, LLC and Kirit Patel, as Contributors, and Hersha Hospitality Limited Partnership, as Acquirer (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 5, 2009 and incorporated by reference herein).

10.39
Amendment to Revolving Credit Loan and Security Agreement, dated December 11, 2009, by and among Hersha Hospitality Limited Partnership, Hersha Hospitality Trust, TD Bank, N.A, as Agent, and the other lenders (filed as Exhibit 10.1 to the Current Report on Form 8-K  filed on December 15, 2009 and incorporated by reference herein).

12.1	Statement regarding computation of ratio of earnings to combined fixed charges and preferred share dividends.**

14.1	Hersha Hospitality Trust Code of Ethics Adopted May 1, 2008 (filed as Exhibit 14.1 to the Current Report on Form 8-K filed May 5, 2009 and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant.**

23.1	Consent of KPMG LLP.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 and incorporated by reference herein.
**	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 4, 2010	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	March 4, 2010
Hasu P. Shah

Chief Executive Officer and Trustee
/s/ Jay H. Shah	(Principal Executive Officer)	March 4, 2010
Jay H. Shah

President and Chief Operating Officer
/s/ Neil H. Shah	(Chief Operating Officer)	March 4, 2010
Neil H. Shah

Chief Financial Officer
/s/ Ashish R. Parikh	(Principal Financial Officer)	March 4, 2010
Ashish R. Parikh

Chief Accounting Officer
/s/ Michael R. Gillespie	(Principal Accounting Officer)	March 4, 2010
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	March 4, 2010
Donald J. Landry

/s/ Thomas S. Capello	Trustee	March 4, 2010
Thomas S. Capello

	Trustee	March 4, 2010
Eduardo S. Elsztain

/s/ Thomas J. Hutchison III	Trustee	March 4, 2010
Thomas J. Hutchison III

/s/ Kiran P. Patel	Trustee	March 4, 2010
Kiran P. Patel

/s/ John M. Sabin	Trustee	March 4, 2010
John M. Sabin