Form 10-Q
period 2010-03-31
HERSHA HOSPITALITY TRUST
filed 2010-05-10
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

As of May 7, 2010, the number of Class A common shares of beneficial interest outstanding was 138,335,755 and there were no Class B common shares outstanding.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 [UNAUDITED] AND DECEMBER 31, 2009
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	March 31, 2010	December 31, 2009
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,111,255	$938,954
Investment in Unconsolidated Joint Ventures	35,831	39,182
Development Loans Receivable	46,700	46,094
Cash and Cash Equivalents	22,004	11,404
Escrow Deposits	18,112	16,174
Hotel Accounts Receivable, net of allowance for doubtful accounts of $109 and $34	8,865	7,103
Deferred Financing Costs, net of Accumulated Amortization of $4,690 and $4,262	8,074	8,696
Due from Related Parties	4,614	2,394
Intangible Assets, net of Accumulated Amortization of $864 and $803	7,771	7,542
Other Assets	12,663	12,428
Assets Held for Sale	21,073	21,073

Total Assets	$1,296,962	$1,111,044

Liabilities and Equity:
Line of Credit	$-	$79,200
Mortgages and Notes Payable, net of unamortized discount of $1,200 and $49	657,998	645,351
Accounts Payable, Accrued Expenses and Other Liabilities	23,067	16,216
Dividends and Distributions Payable	8,337	4,293
Due to Related Parties	282	769
Liabilities Related to Assets Held for Sale	20,876	20,892

Total Liabilities	710,560	766,721

Redeemable Noncontrolling Interests - Common Units (Note 1)	$15,874	$14,733

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at March 31, 2010 and December 31, 2009	24	24
Common Shares - Class A, $.01 Par Value, 300,000,000 and 150,000,000 Shares Authorized at March 31, 2010 and December 31, 2009, 137,246,278 and 57,682,917 Shares Issued and Outstanding at March 31, 2010 and December 31, 2009, respectively	1,372	577
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(165)	(160)
Additional Paid-in Capital	747,229	487,481
Distributions in Excess of Net Income	(208,409)	(185,725)
Total Shareholders' Equity	540,051	302,197

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	30,524	27,126
Noncontrolling Interests - Consolidated Joint Ventures	(47)	267
Total Noncontrolling Interests	30,477	27,393

Total Equity	570,528	329,590

Total Liabilities and Equity	$1,296,962	$1,111,044

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue:
Hotel Operating Revenues	$49,388	$42,397
Interest Income from Development Loans	1,374	2,397
Other Revenues	165	229
Total Revenues	50,927	45,023

Operating Expenses:
Hotel Operating Expenses	32,163	28,144
Hotel Ground Rent	292	292
Real Estate and Personal Property Taxes and Property Insurance	4,045	3,198
General and Administrative	2,834	1,480
Stock Based Compensation	656	421
Acquisition and Terminated Transaction Costs	3,336	7
Depreciation and Amortization	12,056	10,439
Total Operating Expenses	55,382	43,981

Operating (Loss) Income	(4,455)	1,042

Interest Income	41	60
Interest Expense	11,357	10,230
Other Expense	92	50
Loss on Debt Extinguishment	731	-
Loss before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	(16,594)	(9,178)

Loss from Unconsolidated Joint Ventures	(1,040)	(1,329)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	1,818	-
Income (Loss) from Unconsolidated Joint Venture Investments	778	(1,329)

Loss from Continuing Operations	(15,816)	(10,507)

Discontinued Operations (Note 12):
Loss from Discontinued Operations	(521)	(176)

Net Loss	(16,337)	(10,683)

Loss Allocated to Noncontrolling Interests	1,715	2,053
Preferred Distributions	(1,200)	(1,200)

Net Loss applicable to Common Shareholders	$(15,822)	$(9,830)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2010		March 31, 2009
Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.16)		$(0.21)
Loss from Discontinued Operations applicable to Common Shareholders	-		-

Net Loss applicable to Common Shareholders	$(0.16)		$(0.21)

DILUTED
Loss from Continuing Operations applicable to Common Shareholders	$(0.16	) *	$(0.21	) *
Loss from Discontinued Operations applicable to Common Shareholders	-	*	-	*

Net Loss applicable to Common Shareholders	$(0.16	) *	$(0.21	) *

*
Loss allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended March 31, 2010 and 2009 were 9,515,228 and 8,746,300, respectively.

Unvested stock awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2010 and 2009, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the three months ended March 31, 2010, there were 124,685 anti-dilutive unvested stock awards outstanding and 1,539,416 anti-dilutive options to acquire our common shares outstanding.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Shareholders' Equity							Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2009	$24	$577	$-	$487,481	$(160)	$(185,725)	$302,197	$27,126	$267	$27,393	$329,590	$14,733

Reallocation of Noncontrolling Interest	-	-	-	(1,745)	-	-	(1,745)	-	-	-	(1,745)	1,745
Unit Conversion	-	1	-	601	-	-	602	(602)	-	(602)	-	-
Units Issued for Acquisitions	-	-	-	-	-	-	-	5,299	-	5,299	5,299
Common Share Issuance, net of costs	-	794	-	260,233	-	-	261,027	-	-	-	261,027	-
Dividends and Distribution declared:
Preferred Shares ($0.50 per share)	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Common Shares ($0.05 per share)	-	-	-	-	-	(6,862)	(6,862)	-	-	-	(6,862)	-
Common Units ($0.05 per share)	-	-	-	-	-	-	-	(350)	-	(350)	(350)	(152)
Dividend Reinvestment Plan	-	-	-	3	-	-	3	-	-	-	3	-
Stock Based Compensation
Restricted Share Award Vesting	-	-	-	656	-	-	656	-	-	-	656	-
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	(5)	-	(5)	-	-	-	(5)	-
Net Loss	-	-	-	-	-	(14,622)	(14,622)	(949)	(314)	(1,263)	(15,885)	(452)
Total Comprehensive Loss							(14,627)	(949)	(314)	(1,263)	(15,890)	(452)

Balance at March 31, 2010	$24	$1,372	$-	$747,229	$(165)	$(208,409)	$540,051	$30,524	$(47)	$30,477	$570,528	$15,874

Balance at December 31, 2008	$24	$483	$-	$463,772	$(109)	$(114,207)	$349,963	$34,781	$1,854	$36,635	$386,598	$18,739

Reallocation of Noncontrolling Interest	-	-	-	155	-	-	155	(112)	-	(112)	43	(43)
Dividends and Distribution declared:
Preferred Stock ($0.50 per share)	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Common Stock ($0.18 per share)	-	-	-	-	-	(8,692)	(8,692)	-	-	-	(8,692)	-
Common Units ($0.18 per share)	-	-	-	-	-	-	-	(1,023)	-	(1,023)	(1,023)	(552)
Dividend Reinvestment Plan	-	-	-	9	-	-	9	-	-	-	9	-
Stock Based Compensation
Restricted Share Award Vesting	-	-	-	421			421	-	-	-	421	-
Share Grants to Trustees	-	-	-	37	-	-	37	-	-	-	37	-
Comprehensive Income (Loss):
Other Comprehensive Income	-	-	-	-	51	-	51	-		-	51	-
Net Loss	-	-	-	-	-	(8,630)	(8,630)	(1,026)	(475)	(1,501)	(10,131)	(552)
Total Comprehensive Loss							(8,579)	(1,026)	(475)	(1,501)	(10,080)	(552)

Balance at March 31, 2009	$24	$483	$-	$464,394	$(58)	$(132,729)	$332,114	$32,620	$1,379	$33,999	$366,113	$17,592

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS]

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Operating activities
Net loss	$(16,337)	$(10,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquisition and terminated transaction costs	3,248	-
Depreciation	11,973	10,871
Amortization of intangible assets and deferred costs	678	597
Debt extinguishment	580	-
Development loan interest added to principal	(606)	-
Equity in (income) loss of unconsolidated joint venture investments	(778)	1,329
Distributions from unconsolidated joint venture investments	-	400
Loss (gain) recognized on change in fair value of derivative instrument	2	(75)
Stock based compensation	656	422
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(1,530)	(93)
Escrow deposits	(1,938)	(874)
Other assets	179	(951)
Due from related parties	(2,059)	383
Increase (decrease) in:
Due to related parties	(488)	(658)
Accounts payable, accrued expenses and other liabilities	4,955	(1,066)
Net cash provided by operating activities	(1,465)	(398)

Investing activities:
Purchase of hotel property assets	(164,016)	-
Capital expenditures	(1,373)	(1,998)
Investment in development loans receivable	-	(2,000)
Advances and capital contributions to unconsolidated joint venture investments	-	(753)
Net cash used in investing activities	(165,389)	(4,751)

Financing activities:
(Repayments of) proceeds from borrowings under line of credit, net	(79,200)	16,900
Principal repayment of mortgages and notes payable	(31,384)	(1,380)
Proceeds from mortgages and notes payable	31,535	169
Cash paid for deferred financing costs	(8)	(9)
Proceeds from issuance of common shares, net of issuance costs	261,027	-
Dividends paid on common shares	(2,881)	(8,683)
Dividends paid on preferred shares	(1,200)	(1,200)
Distributions paid on common units	(435)	(1,575)
Net cash provided by financing activities	177,454	4,222

Net increase (decrease) in cash and cash equivalents	10,600	(927)
Cash and cash equivalents - beginning of period	11,404	15,697

Cash and cash equivalents - end of period	$22,004	$14,770

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (“HHLP”), which is indirectly the sole general partner of the subsidiary partnerships.

Sale of Common Shares

On January 21, 2010, we completed a public offering in which 51,750,000 common shares, including 6,750,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $148,955 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests.

On March 24, 2010, we completed a public offering in which 27,600,000 common shares, including 3,600,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $112,762 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Partnership interests.

Aggregate offering-related expenses associated with these two public offerings were approximately $690, resulting in net proceeds after expenses of $261,027.

Noncontrolling Interest

In accordance with US GAAP, we define noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the Company’s equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.  In addition, we classify securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the issuer, outside of permanent equity in the consolidated balance sheet.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considers the guidance in US GAAP to evaluate whether the Company controls the actions or events necessary to issue the maximum number of common shares that could be required to be delivered at the time of settlement of the contract.

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $30,524 as of March 31, 2010 and $27,126 as of December 31, 2009.  As of March 31, 2010, there were 6,963,961 Nonredeemable Common Units outstanding with a fair market value of $36,073, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

Certain common units of limited partnership interests in HHLP (“Redeemable Common Units”) have been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units serve as collateral contains a provision that could result in a net cash settlement outside the control of the Company.  As a result, the Redeemable Common Units are classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under US GAAP.  The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

As of March 31, 2010 and December 31, 2009, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $15,874.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the New York Stock Exchange on such date.  As of March 31, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at fair value since the Redeemable Common Units redemption value exceeded historical cost of $14,130.  As of December 31, 2009, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $14,733 since historical cost exceeded the Redeemable Common Units redemption value of $9,622.

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

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

On January 1, 2010, the Company adopted a pronouncement that amends existing US GAAP as follows: (a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to identify the primary beneficiary of a variable interest entity, (b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, (c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, (d) to amend certain guidance for determining whether an entity is a variable interest entity, (e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, (f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and (g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Upon adoption, the Company re-evaluated each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation, in light of the amendments described above.  Based on the evaluation performed, we have concluded that there is no change from our initial assessment with regard to these investments and contractual relationships.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Land	$195,394	$161,449
Buildings and Improvements	949,726	814,461
Furniture, Fixtures and Equipment	137,237	122,174
	1,282,357	1,098,084

Less Accumulated Depreciation	(171,102)	(159,130)

Total Investment in Hotel Properties	$1,111,255	$938,954

Acquisitions

During the three months ended March 31, 2010, we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Hilton Garden Inn, Glastonbury, CT	1/1/2010	$1,898	$12,981	$2,223	$24	$17,126	$11,937
Hampton Inn, Times Square, NY	2/9/2010	10,691	41,637	3,939	89	56,356	-
Holiday Inn Express, Times Square, NY	2/9/2010	11,075	43,113	4,078	108	58,374	-
Candlewood Suites, Times Square, NY	2/9/2010	10,281	36,687	4,298	93	51,359	-
Total		$33,945	$134,418	$14,538	$314	$183,215	$11,937

On January 1, 2010, we acquired our joint venture partner’s 52.0% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and as a result, this hotel became one of our wholly-owned properties.  We assumed $13,141 in mortgage debt with the acquisition of this property bearing interest at 5.98% which was determined on the date of acquisition to be below market rates.  We recorded a discount of $1,204 related to the assumption of this debt which will be amortized through the date of the debt’s maturity in April 2016.  Amortization of the discount is recorded as interest expense on our consolidated statement of operations.  See “Note 3 – Investment in Unconsolidated Joint Ventures” for further discussion of this transaction.

On February 9, 2010, we acquired a Hampton Inn, a Holiday Inn Express and a Candlewood Suites in the area of Times Square, New York, NY.  The sellers of the three hotels were related to each other, but not the Company.  The total purchase price for the three hotels was $166,089 and consisted of $160,500 in cash, $290 in franchise fees, and 1,451,613 Common Units, valued at $5,299.  In addition, we paid closing costs of $3,228 and acquired approximately $63 in net working capital assets.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Included in the consolidated statements of operations for the three months ended March 31, 2010 are total revenues and total net loss for the 2010 acquisitions of $4,193 and $(3,047), respectively.

	March 31, 2010
Hotel	Revenue	Net (Loss)
Hilton Garden Inn, Glastonbury, CT	$1,090	$(76)
Hampton Inn, Holiday Inn Express, Candlewood Suites, Times Square, NY	3,103	(2,971)
Total	$4,193	$(3,047)

Earn-out Provisions

The purchase agreements for some of our previous acquisitions contain certain provisions that entitle the seller to an earn-out payment based on the Net Operating Income of the properties, as defined in each purchase agreement.  The following table summarizes our existing earn-out provisions:

Acquisition Date	Acquisition Name	Maximum Earn-Out Payment Amount	Earn-Out Period Expiration
June 26, 2008	Holiday Inn Express, Camp Springs, MD	$1,905	December 31, 2010
August 1, 2008	Hampton Inn & Suites, Smithfield, RI	1,515	December 31, 2010

While we are unable to determine whether amounts will be paid under these two earn-out provisions until the expiration of the earn-out periods, based on the results of the hotel properties, we believe no amounts will be paid.  Due to uncertainty of the amounts that will ultimately be paid, no accrual has been recorded on the consolidated balance sheet for amounts due under these earn-out provisions.  In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all 2010 and 2009 acquisitions had been consummated as of January 1, 2009.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended March 31,
	2010	2009
Pro Forma Total Revenues	$52,854	$47,717

Pro Forma Loss from Continuing Operations	$(15,763)	$(12,120)
Loss from Discontinued Operations	(521)	(176)
Pro Forma Net Loss	(16,284)	(12,296)
Loss allocated to Noncontrolling Interest	1,710	2,303
Preferred Distributions	(1,200)	(1,200)
Pro Forma Net Loss applicable to Common Shareholders	$(15,774)	$(11,193)

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$(0.16)	$(0.23)
Diluted	$(0.16)	$(0.23)

Weighted Average Common Shares Outstanding
Basic	99,311,523	47,786,503
Diluted	99,311,523	47,786,503

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of March 31, 2010 and December 31, 2009, our investment in unconsolidated joint ventures consists of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2010	2009

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$362	$459
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	-	-
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,791	1,934
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	26,629	27,043
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,049	7,431
PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	-	561
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	-	1,754
				$35,831	$39,182

On January 1, 2010, we acquired our joint venture partner’s 52.0% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels. The consideration provided to our joint venture partner in exchange for its 52.0% membership interest consisted of:

•	cash of $253,
•	our 48% minority membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT;
•	settlement of a note receivable and accrued interest made to our former joint venture partner with a principal balance of $1,267 and accrued interest receivable of $141; and
•
our assumption of the outstanding mortgage debt secured by the Hilton Garden Inn, Glastonbury, CT which had an outstanding principal balance of $13,141 as of December 31, 2009, bears interest at a fixed rate of 5.98% per annum and has an anticipated maturity date of April 1, 2016.

As a result of this transaction, our joint venture partner acquired our 48.0% minority membership interest in PRA Suites at Glastonbury, LLC, the entity owning the Homewood Suites, Glastonbury, CT, and assumed the outstanding mortgage debt secured by the Homewood Suites, Glastonbury, CT.

Due to the increase in our ownership interest in PRA Glastonbury, LLC, the value of our existing 48.0% interest was remeasured resulting in a $1,818 gain which was recorded upon our acquisition of the remaining interests in the Hilton Garden Inn, Glastonbury, CT.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Gains and losses recognized during the three months ended March 31, 2010 and 2009 for our investments in unconsolidated joint ventures is as follows:

	March 31, 2010	March 31, 2009
Inn American Hospitality at Ewing, LLC	$(97)	$(74)
Hiren Boston, LLC	-	(233)
SB Partners, LLC	(144)	(162)
Mystic Partners, LLC	(415)	(409)
Metro 29th Street Associates, LLC	(384)	(371)
PRA Glastonbury, LLC	-	(81)
PRA Suites at Glastonbury, LLC	-	1
Loss from Unconsolidated Joint Ventures	(1,040)	(1,329)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	1,818	-
Net income (loss) from Investment in Unconsolidated Joint Ventures	$778	$(1,329)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

Balance Sheets
	March 31,	December 31,
	2010	2009
Assets
Investment in hotel properties, net	$165,848	$196,842
Other Assets	26,103	28,473
Total Assets	$191,951	$225,315

Liabilities and Equity
Mortgages and notes payable	$191,846	$218,116
Other liabilities	20,266	18,219
Equity:
Hersha Hospitality Trust	40,606	44,178
Joint Venture Partner(s)	(60,767)	(55,198)
Total Equity	(20,161)	(11,020)

Total Liabilities and Equity	$191,951	$225,315

Statements of Operations
	Three Months Ended
	March 31, 2010	March 31, 2009
Room Revenue	$15,584	$17,105
Other Revenue	4,718	5,313
Operating Expenses	(14,921)	(16,572)
Interest Expense	(3,391)	(3,234)
Lease Expense	(1,373)	(1,364)
Property Taxes and Insurance	(1,547)	(1,640)
Depreciation and Amortization	(3,121)	(3,588)
Loss Allocated to Noncontrolling Interests	229	-
General and Administrative	(1,798)	(1,833)

Net loss	$(5,620)	$(5,813)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Company's Share	$40,606	$44,178
Excess Investment (1)	(4,775)	(4,996)
Investment in Joint Venture	$35,831	$39,182

(1)	Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements;
•	our basis in the investment in joint ventures not recorded on the joint ventures' financial statements; and
•
accumulated amortization of our equity in joint ventures that reflect our portion of the excess of the fair value of joint ventures' assets on the date of our investment over the carrying value of the assets recorded on the joint ventures’ financial statements.  This excess investment is amortized over the life of the properties, and the amortization is included in Income(Loss) from Unconsolidated Joint Venture Investments on our consolidated statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which our executive officers and affiliated trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%.  These loans were initially originated as part of our acquisition strategy.  During the three months ended March 31, 2010, no such loans were originated by us.  Interest income from development loans was $1,374 and $2,397 for the three months ended March 31, 2010 and 2009, respectively.  Accrued interest on our development loans receivable was $3,138 as of March 31, 2010 and $2,451 as of December 31, 2009.  Accrued interest on our development loans receivable as of March 31, 2010 does not include $3,700 of cumulative interest income which has been accrued and paid–in kind by adding it to the principal balance of certain loans as indicated in the table below.

Hotel Property	Borrower	Principal Outstanding 3/31/2010	Principal Outstanding 12/31/2009	Interest Rate	Maturity Date (1)
Operational Hotels
Holiday Inn - New York, NY	Maiden Hotel, LLC	7,000	$7,000	20%	July 31, 2010
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000	5,000	11%	April 1, 2011	*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000	2,000	11%	August 6, 2010	*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000	1,000	10%	November 1, 2010	*

Construction Hotels
Lexington Avenue Hotel - New York, NY (2)	44 Lexington Holding, LLC	11,910	11,591	11%	December 31, 2010	*
Union Square Hotel - New York, NY (2)	Risingsam Union Square, LLC	11,790	11,503	10%	December 31, 2010
Hampton Inn - New York, NY	SC Waterview, LLC	8,000	8,000	10%	December 31, 2010

Total Development Loans Receivable		$46,700	$46,094

*	Indicates borrower is a related party.
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

(2)	We have amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan:

	Interest Income
Borrower	Three Months Ended March 31, 2010	Cumulative Interest Income Paid In-Kind
44 Lexington Holding, LLC	$319	$1,910
Risingsam Union Square, LLC	287	1,790

Total	$606	$3,700

For additional information regarding the development loan to Maiden Hotel, LLC, see Note 13, "Subsequent Events."

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Transaction Costs	$568	$292
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	-	1,412
Deposits on Hotel Acquisitions	1,500	20
Prepaid Expenses	4,517	4,468
Interest Receivable from Development Loans to Non-Related Parties	2,043	1,573
Deposit on Property Improvement Plans	279	167
Hotel Purchase Option	933	933
Other	1,275	2,015
	$12,663	$12,428

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

Notes Receivable – Notes receivable as of December 31, 2009 included a loan, and related accrued interest, made to one of our unconsolidated joint venture partners.  The $1,267 note accrued interest at 11% and matured on December 31, 2009.  The principal and accrued interest receivable under this note was settled in connection with our acquisition of the remaining interest in PRA Glastonbury, LLC as noted in “Note 3 – Investment in Unconsolidated Joint Ventures.”

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of March 31, 2010 and December 31, 2009, we had $1,500 and $20 in non-interest bearing deposits related to the acquisition of hotel properties.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,095 and $878 as of March 31, 2010 and December 31, 2009, respectively, which is included in due from related parties on the consolidated balance sheets.

Deposits on Property Improvement Plans – Deposits on property improvement plans consists of amounts advanced to HHMLP that are to be used to fund capital expenditures as part of our property improvement programs at certain properties.

Hotel Purchase Option – We have an option to acquire a 50% interest in the entity that owns the Holiday Inn Express – Manhattan.  This option is exercisable after February 1, 2012 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages and Notes Payable

We had total mortgages payable at March 31, 2010, and December 31, 2009, of $627,025 and $614,401, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.25% to 8.94% as of March 31, 2010. Aggregate interest expense incurred under the mortgage loans payable totaled $9,461 and $8,286 for the three months ended March 31, 2010 and 2009, respectively.  Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  As of March 31, 2010 we were in compliance with all events of default covenants under the applicable loan agreements.  As of March 31, 2010, the maturities for the outstanding mortgage loans ranged from January 2011 to September 2023.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to July 30, 2010 for notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  Interest expense in the amount of $935 and $935 was recorded for the three months ended March 31, 2010 and 2009, respectively.

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $301 as of March 31, 2010 and $294 as of December 31, 2009.

Revolving Line of Credit

We maintain a revolving credit facility with T.D. Bank, NA and a syndicate of lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The existing bank group has committed $135,000, and the credit agreement is structured to allow for an increase of up to an additional $40,000 under the line of credit at the discretion of the lenders and provided that additional collateral is supplied and additional lenders join the existing bank group.

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

At HHLP’s option, the interest rate on the line of credit is either (i) the Wall Street Journal variable prime rate plus 1.50% per annum or (ii) the greater of LIBOR plus three and one half percent (3.5%) per annum or 4.25%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties as of March 31, 2010:

- Hampton Inn, Danville, PA	- Holiday Inn Express, New Columbia, PA
- Hampton Inn, Philadelphia, PA	- Mainstay Suites and Sleep Inn, King of Prussia, PA
- Holiday Inn, Norwich, CT	- Residence Inn, Langhorne, PA
- Holiday Inn Express, Camp Springs, PA	- Residence Inn, Norwood, MA
- Holiday Inn Express and Suites, Harrisburg, PA	- Sheraton Hotel, JFK Airport, New York, NY

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $300,000; (2) a maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

-	a debt service coverage ratio of not less than 1.20 to 1.00;
-	a total funded liabilities to gross asset value ratio of not more than 0.67 to 1.00;
-	a EBITDA to debt service ratio of not less than 1.25 to 1.00; and
-
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

The Company is in compliance with each of the covenants listed above as of March 31, 2010.

The outstanding principal balance under the line of credit was $0 at March 31, 2010 and $79,200 at December 31, 2009. The Company recorded interest expense of $742 and $791 related to the line of credit borrowings for the three months ended March 31, 2010 and 2009, respectively.  The weighted average interest rate on our line of credit during the three months ended March 31, 2010 and 2009 was 4.32% and 3.54%, respectively.  As of March 31, 2010 we had $7,182 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $127,818.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt was $678,874 and $624,873, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $745,443 and $688,662 respectively.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of March 31, 2010, deferred financing costs were $8,074 net of accumulated amortization of $4,690. Deferred financing costs were $8,696 net of accumulated amortization of $4,262, as of December 31, 2009. Amortization of deferred costs for the three months ended March 31, 2010 and 2009 was $538 and $537, respectively.

Debt Extinguishment

On January 29, 2010, we repaid outstanding mortgage debt of $29,632 secured by the Hilton Garden Inn, Tribeca, New York, NY and simultaneously entered into a new mortgage obligation of $32,000.  The new mortgage debt has a fixed interest rate of 8.25% and matures on February 10, 2015.  As a result of this extinguishment, we expensed $731 in unamortized deferred costs and fees, which is recorded in loss on debt extinguishment on the consolidated statement of operations for the three months ended March 31, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended March 31, 2010 and 2009, base management fees incurred totaled $1,216 and $1,067, respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended March 31, 2010 and 2009 was $3,197 and $2,774, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended March 31, 2010 and 2009, the Company incurred accounting fees of $375 and $394, respectively.  For the three months ended March 31, 2010 and 2009, the Company incurred information technology fees of $84 and $83, respectively.  Accounting fees and information technology fees are included in General and Administrative expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended March 31, 2010 and 2009, we incurred fees of $40 and $42, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
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

Hotel Supplies

For the three months ended March 31, 2010 and 2009, we incurred charges of $406 and $41, respectively, for hotel supplies and capital expenditure purchases from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and affiliated trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations. Approximately $12 and $32 is included in accounts payable at March 31, 2010 and December 31, 2009, respectively.

Due from Related Parties

The Due from Related Party balance as of March 31, 2010 and December 31, 2009 was approximately $4,614 and $2,394 respectively. The balances primarily consisted of accrued interest due on our development loans, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of March 31, 2010 and December 31, 2009 was approximately $282 and $769, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

During 2003, in conjunction with the acquisition of the Hilton Garden Inn, Edison, NJ, we assumed a ground lease with an original term of 75 years. Monthly payments as determined by the ground lease agreement are due through the expiration in August 2074. On February 16, 2006, in conjunction with the acquisition of the Hilton Garden Inn, JFK Airport, we assumed a land lease with an original term of 99 years.  Monthly payments are determined by the ground lease agreement and are due through the expiration in July 2100.  On June 13, 2008, in conjunction with the acquisition of the Sheraton Hotel, JFK Airport, we assumed a ground lease with an original term of 99 years.  Monthly payments are determined by the ground lease agreement and are due through the expiration in November 2103.  Each ground lease provides for rent increases at scheduled intervals. We record rent expense on a straight-line basis over the lives of the ground leases from the beginning of each lease term. For the three months ended March 31, 2010 and 2009, we incurred $292 and $292, respectively, of rent expense related to these ground leases.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of March 31, 2010, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and its counterparties.  However, as of March 31, 2010, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap agreement that effectively fixed the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $5,212 as of March 31, 2010.

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.  This interest rate cap matured on May 9, 2010 and was replaced by an interest rate cap with identical terms that matures on May 9, 2011.

The following table shows the estimated fair value of our derivatives at March 31, 2010 and December 31, 2009:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	March 31, 2010	December 31, 2009
July 1, 2007	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2010	-	-
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(53)	(53)
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	(112)	(103)
				$(165)	$(156)

The fair value of the derivative instrument liabilities is included in accounts payable, accrued expenses and other liabilities at March 31, 2010 and December 31, 2009.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $9 and a gain of $51 for the three months ended March 31, 2010 and 2009, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income. Hedge ineffectiveness of $0 and $1 on cash flow hedges was recognized in interest expense for the three months ended March 31, 2010 and 2009, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
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

Executives

On August 5, 2009, the Company’s Compensation Committee awarded an aggregate of 354,250 performance shares pursuant to the 2008 Plan to our executive officers.  Performance shares are not considered to be outstanding at the time of grant, but are earned based on the Company’s Class A common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of Class A common shares.  A portion of the performance shares may be earned upon completion of the performance period, subject to the discretion of the Compensation Committee.  Unearned performance shares expire on August 4, 2010.  On March 22, 2010, the second defined stock price threshold was met and an aggregate of 81,250 Class A common shares were issued upon settlement of an equivalent number of earned performance shares.  Compensation expense of $140 was incurred during the three months ended March 31, 2010 for the performance shares and is recorded in stock based compensation on the consolidated statement of operations.  Unearned compensation related to performance share awards as of March 31, 2010 and December 31, 2009 was $140 and $280, respectively.  Subsequent to March 31, 2010, the third defined stock price threshold was met and an aggregate of 78,000 performance shares were earned, pending certification by the Company’s Compensation Committee.

Compensation expense related to the restricted share awards consisting of restricted common shares issued to executives of the Company of $516 and $421 was incurred during the three months ended March 31, 2010 and 2009, respectively, and is recorded in stock based compensation on the statement of operations.  Unearned compensation related to the restricted share awards as of March 31, 2010 and December 31, 2009 was $3,848 and $4,334, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
June 1, 2006	89,500	$9.40	4 years	25%/year	67,125	67,125	$34	$87
June 1, 2007	214,582	$12.32	4 years	25%/year	107,291	107,291	770	935
June 2, 2008	278,059	$8.97	4 years	25%/year	69,515	69,515	1,350	1,506
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	654	654	5	6
June 1, 2009	744,128	$2.80	4 years	25%/year	-	-	1,650	1,780
September 25, 2009	10,000	$3.06	1 year	100%/year	-	-	9	20
March 25, 2010	6,000	$5.02	2 years	50%/year	-	-	30	-
Total	1,345,885				244,585	244,585	$3,848	$4,334

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
BASIC AND DILUTED*
Loss from Continuing Operations	$(15,816)	$(10,507)
Loss from Continuing Operations allocated to Noncontrolling Interests	1,669	1,939
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)
Dividends Paid on Unvested Restricted Shares	(55)	(91)
Loss from Continuing Operations applicable to Common Shareholders	(15,402)	(9,859)

Discontinued Operations
Loss from Discontinued Operations	(521)	(176)
Loss from Discontinued Operations allocated to Noncontrolling Interests	46	114
Loss from Discontinued Operations applicable to Common Shareholders	(475)	(62)

Net Loss applicable to Common Shareholders	$(15,877)	$(9,921)

Denominator:
Weighted average number of common shares - basic	99,311,523	47,786,503
Effect of dilutive securities:
Stock Awards	- **	- **
Option to acquire common shares	- **	- **
Partnership Units	-	-
Weighted average number of common shares - diluted*	99,311,523	47,786,503

*           Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended March 31, 2010 and 2009 were 9,515,228 and 8,746,300, respectively.

**         Unvested stock awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2010 and 2009, since the effect of including these awards in the denominator would be anti-dilutive to income from continuing operations applicable to common shareholders.  For the three months ended March 31, 2010, there were 124,685 anti-dilutive unvested stock awards outstanding and 1,539,416 anti-dilutive options to acquire our common shares outstanding.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE (CONTINUED)

	Three Months Ended
	March 31, 2010	March 31, 2009
Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.16)	$(0.21)
Loss from Discontinued Operations applicable to Common Shareholders	-	-
Net Loss applicable to Common Shareholders	$(0.16)	$(0.21)

DILUTED*
Loss from Continuing Operations applicable to Common Shareholders	$(0.16)	$(0.21)
Loss from Discontinued Operations applicable to Common Shareholders	-	-
Net Loss applicable to Common Shareholders	$(0.16)	$(0.21)

*           Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended March 31, 2010 and 2009 were 9,515,228 and 8,746,300, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the three months ended March 31, 2010 and 2009 totaled $11,176 and $10,057, respectively.

The following non-cash activities occurred during the three months ended March 31, 2010 and 2009:

	Three Months Ended,
	March 31, 2010	March 31, 2009
Common Shares issued as part of the Dividend Reinvestment Plan	$3	$9
Issuance of Common Shares to the Board of Trustees	-	37
Acquisitions of hotel properties
Issuance of Common Units	5,299	-
Debt assumed, net of discount	11,937	-
Settlement of notes receivable and accrued interest receivable	1,408	-
Interests in unconsolidated joint ventures used as consideration	4,133	-
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	606	-
Conversion of Common Units to Common Shares	602	-
Reallocation to noncontrolling interest	1,745	155

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for disposition are included in discontinued operations in the statements of operations for all periods presented.

In May 2009, our Board of Trustees authorized management of the Company to sell the Mainstay Suites, Frederick, MD (Mainstay Suites) and the Comfort Inn, Frederick, MD (Comfort Inn).  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2009.  The Mainstay Suites was acquired by the Company in January 2002 and the Comfort Inn in May 2004.  These two properties were sold to an unrelated buyer in July 2009.

In May 2009, our Board of Trustees authorized management of the Company to sell its 55% interest in its consolidated joint venture that owns the Sheraton Four Points, Revere, MA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2009.  Our interest in the hotel was acquired in March 2004 and was sold to our joint venture partner in July 2009.

In June 2009, our Board of Trustees authorized management of the Company to sell the Hilton Garden Inn, Gettysburg, PA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2009.  The hotel was acquired by the Company in July 2004 and was sold to an unrelated buyer in July 2009.

On September 24, 2009, we transferred our investment in the land parcel located at 440 West 41st Street, New York, NY to Metro Forty First Street, LLC, an entity controlled by a non-affiliated third party.  This land parcel was part of the consideration given to acquire our 100% interest in York Street, LLC.  The operating results from this land parcel were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2009.  The land parcel was acquired in June 2007.

Our Board of Trustees authorized management of the Company to sell the Comfort Inn, North Dartmouth, MA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2010 and 2009.  The hotel was acquired by the Company in May 2006.  The property has a mortgage loan in the amount of $3,015 which is classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of March 31, 2010.

Our Board of Trustees authorized management of the Company to sell our two remaining land parcels located at 39th Street and 8th Avenue, New York, NY and Nevins Street, Brooklyn, NY.  The operating results from these land parcels were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2010 and 2009.  The land parcels were acquired in July 2007.   The land parcels have mortgage loans in the aggregate amount of $17,861, which are classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of March 31, 2010.

We allocate interest to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $384 and $389 for the three months ended March 31, 2010 and 2009, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS (CONTINUED)

Assets held for sale consisted of the following as of March 31, 2010:

	March 31, 2010	December 31, 2009

Land	$18,389	$18,389
Buildings and Improvements	2,912	2,912
Furniture, Fixtures and Equipment	531	531
Intangible Assets	50	50
	21,882	21,882

Less Accumulated Depreciation & Amortization	(809)	(809)

Assets Held for Sale	$21,073	$21,073

The following table sets forth the components of discontinued operations for the three months ended March 31, 2010, and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue:
Hotel Operating Revenues	$123	$2,672
Land Lease Revenue	-	1,308
Total Revenues	123	3,980

Expenses:
Hotel Operating Expenses	182	2,394
Land Lease Expense	-	724
Real Estate and Personal Property Taxes and Property Insurance	62	150
Depreciation and Amortization	-	499
General and Administrative	3	-
Loss from Impairment of Assets	13	-
Interest Expense	384	389
Total Expenses	644	4,156

Loss from Discontinued Operations	$(521)	$(176)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 — SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2010:

On April 1, 2010, we repaid the outstanding principal balances on mortgage obligations for three of our properties.  These properties had an aggregate outstanding balance of approximately $8,201 as of March 31, 2010, accrued interest at 8.94% and matured on April 1, 2010.

During the quarter ended March 31, 2010, Hiren Boston, LLC, a joint venture that owns the 164-room Courtyard by Marriot located in South Boston, MA, had been pursuing discussions with its lender to refinance a $16,200 mortgage loan secured by the hotel property, which had originally matured in September 2009.  On April 12, 2010, we purchased this mortgage loan, which had an unamortized principal balance of $15,628, for a purchase price of $13,750.  As amended, this $13,750 mortgage loan now requires the joint venture to make monthly interest payments beginning on May 1, 2010, bears interest at a fixed rate of 10% per annum and matures on April 12, 2012.  As a result of the purchase of this mortgage loan, we have determined that we are the primary beneficiary of Hiren Boston, LLC and the Courtyard by Marriott located in South Boston, MA will be recorded as a consolidated hotel for financial reporting purposes going forward.  As disclosed previously in our Annual Report on Form 10-K for the year ended December 31, 2009, we determined that our 50% interest in Hiren Boston, LLC, was fully impaired.

On April 19, 2010, we purchased an interest rate cap that effectively limits interest payments when LIBOR exceeds 2.00% on our two subordinated notes payable.  The notional amount of the interest rate cap is $51,548 and equals the principal of the variable interest rate debt being hedged.  The effective date of the interest rate cap is July 30, 2010, which correlates with the end of the fixed interest rate period on the notes payable.

On May 7, 2010, we entered into a contribution agreement with an unrelated third party and closed on the acquisition of 100% of the membership interests in Maiden Hotel LLC, the owner of the Wall Street Holiday Inn, New York, NY.  The aggregate purchase price paid for the membership interests in Maiden Hotel LLC was approximately $34,739.  The purchase price paid included the issuance of 200,000 units of limited partnership interst in HHLP, the settlement of $7,839 of existing mezzanine financing and accrued interest income provided by us to Maiden Hotel LLC, and the payment of approximately $25,900 in cash provided from borrowings under our existing line of credit.  The property is unencumbered by debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

•	the depth and duration of the current economic downturn;
•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
•	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
•	the degree and nature of our competition;
•	increased interest rates and operating costs;
•	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
•	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;
•	availability of and our ability to retain qualified personnel;
•	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
•	environmental uncertainties and risks related to natural disasters;
•	changes in real estate and zoning laws and increases in real property tax rates; and
•	the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

General

As of March 31, 2010, we owned interests in 76 hotels, located primarily in the eastern United States, including interests in 15 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of March 31, 2010, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

Over the past 18 months, the U.S. economy has been influenced by financial market turmoil, growing unemployment and declining consumer sentiment. The recessionary environment in 2009 had a negative impact on overall lodging demand and our results of operations and financial condition.  While we have seen slight increases in occupancy, and Revenue Per Available Room (“RevPAR”) for the three months ended March 31, 2010, we have continued to see decreases in Average Daily Rate (“ADR”) as compared to the three months ended March 31, 2009.

The turmoil in the financial markets over the past year and a half caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  This turmoil in the financial markets may continue to have a negative impact on the collectability of our portfolio of development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued and will continue to monitor this portfolio on an on-going basis.

In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties that do not have a history of profitable operations.  We monitor the maturity dates of our debt obligations and take steps in advance of these maturity dates to extend or refinance the obligations.  Please refer to “Item 3.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our debt maturities.  We cannot assure you that we will be able to extend or refinance these obligations with favorable terms or at all.

We are planning for a continued stabilization in consumer and commercial spending and lodging demand during 2010. We do not anticipate a significant improvement in lodging demand until the current economic trends also show signs of significant improvement, particularly the weakness in the overall economy and the lack of liquidity in the credit markets. The general economic trends discussed above make it difficult to predict our future operating results.  There can be no assurances that we will not experience further declines in hotel revenues, occupancy, ADR or RevPAR at our properties or experience defaults under our development loans for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns, the continued impact of the trends identified above and the limited availability of permanent financing to refinance or repay existing development loans, as well as other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other documents that we may file with the SEC in the future.

Notwithstanding general economic and industry conditions, we believe our company is positioned to take part in the economic recovery anticipated to occur in the second half of 2010, both operationally and strategically.  As we enter this next cycle of the lodging industry and as a result of our company’s growth over the last five years, we expect to see our hotel acquisition strategy shift slightly from that employed in prior years.  We will continue to seek acquisition opportunities in urban centers, central business districts, primary suburban markets and stable secondary markets.  However, we do not expect to actively pursue acquisitions made through joint ventures similar to those we own today, and will consider opportunities to acquire our joint venture partners’, or sell our, interests in existing joint ventures, as we did with our PRA Glastonbury joint ventures in January 2010.  In addition, we do not expect to actively pursue additional development loans and land leases as part of our hotel acquisition strategy.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future growth, but we may pursue these types of investments in the future on an opportunistic basis.

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three months ended March 31, 2010 and 2009:

CONSOLIDATED HOTELS:
	Three Months Ended,
	March 31, 2010	March 31, 2009	% Variance

Rooms Available	641,412	575,820	11.4%
Rooms Occupied	393,464	328,954	19.6%
Occupancy	61.34%	57.13%	4.2%
Average Daily Rate (ADR)	$119.02	$122.88	-3.1%
Revenue Per Available Room (RevPAR)	$73.01	$70.20	4.0%

Room Revenues	$46,829,227	$40,420,352	15.9%
Hotel Operating Revenues	$49,388,245	$42,396,963	16.5%

The following table outlines operating results for the three months ended March 31, 2010 and 2009, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.  This table excludes the operations of the Hilton Garden Inn, Glastonbury, CT and Homewood Suites, Glastonbury, CT.  On January 1, 2010, we acquired our joint venture partner’s membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.  As a result of this transaction, our joint venture partner acquired our membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended,
	March 31, 2010	March 31, 2009	% Variance

Rooms Available	211,320	211,320	0.0%
Rooms Occupied	125,392	120,042	4.5%
Occupancy	59.34%	56.81%	2.5%
Average Daily Rate (ADR)	$124.28	$128.03	-2.9%
Revenue Per Available Room (RevPAR)	$73.74	$72.73	1.4%

Room Revenues	$15,583,660	$15,368,701	1.4%
Total Revenues	$20,340,575	$20,482,994	-0.7%

RevPAR for the three months ended March 31, 2010 increased 4.0%, respectively, for our consolidated hotels and increased 1.4% for the three months ended March 31, 2010, respectively, for our unconsolidated hotels when compared to the same period in 2009.  This increase in RevPar was primarily due to an increase in demand as a result of improving economic conditions.  This rebound in demand resulted in an increase in occupancy for the portfolio that was slightly offset by continued decreases in ADR.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 TO MARCH 31, 2009
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the three months ended March 31, 2010 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $6,991 or 16.5%, from $42,397 for the three months ended March 31, 2009 to $49,388 for the same period in 2010.

The increase in hotel operating revenues was primarily attributed to the acquisitions consummated subsequent to the first quarter of 2009.  We acquired interests in the following six consolidated hotels which contributed the following operating revenues for the three months ended March 31, 2010:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hilton Garden Inn	TriBeCa, New York, NY	May 1, 2009	151	$2,091
Hampton Inn & Suites	West Haven, CT	November 4, 2009	98	585
Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	1,090
Hampton Inn	Times Square, NY	February 9, 2010	184	1,136
Candlewood Suites	Times Square, NY	February 9, 2010	188	852
Holiday Inn Express	Times Square, NY	February 9, 2010	210	1,115
			981	$6,869

Revenues for hotels acquired since March 31, 2009 are included in the three months ended March 31, 2010 but did not contribute to revenue during the same period in 2009.  In addition, occupancy at our existing portfolio increased and was only partially offset by decreases in ADR.  ADR decreased 3.1% from $122.88 per room for the three months ended March 31, 2009 to $119.02 per room during the same period in 2010.  Our occupancy rate increased 421 basis points from approximately 57.13% during the three months ended March 31, 2009 to approximately 61.34% for the same period in 2010.

Our interest income from development loans decreased $1,023 or 42.7% to approximately $1,374 for the three months ended March 31, 2010 from $2,397 for the three months ended March 31, 2009, due to the decrease in the average balances outstanding.  The average balance outstanding during the three months ended March 31, 2010 was lower than the average balance outstanding during the same period in 2009 due primarily to the settlement of several development loans in connection with hotel acquisitions occurring during the second and fourth quarters of 2009 and, as previously disclosed, the impairment of two loans in the third quarter of 2009.

Of the $46,700 in development loans receivable outstanding as of March 31, 2010, $15,000, or 32.1%, is invested in hotels that are operating and generating revenue, and $31,700, or 67.9%, is invested in hotel construction projects with significant progress made toward completion.  As a result of previous impairment charges, we currently do not reflect on our balance sheet any value for the development loans to hotel development projects that are in the early phase of development that includes land acquisition and site preparation.

As hotel developers are engaged in constructing new hotels or renovating existing hotels, the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Two of our development loans, including one such loan to an entity affiliated with certain of our trustees and executive officers, allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $606 in accrued interest on these loans was added to principal for the three months ended March 31, 2010.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $64, from $229 for the three months ended March 31, 2009 to $165 during the three months ended March 31, 2010.  The decrease in other revenue was due primarily to decreases in asset management fees as a result of declining revenues at the hotels owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased $4,019, or 14.3%, to approximately $32,163 for the three months ended March 31, 2010 from $28,144 for the three months ended March 31, 2009.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2009, as mentioned above.  The acquisitions also resulted in a $1,617, or 15.5%, increase in depreciation and amortization expense from $10,439 for the three months ended March 31, 2009 to $12,056 for the three months ended March 31, 2010. Real estate and personal property tax and property insurance increased $847, or 26.5%, in the three months ended March 31, 2010 when compared to the same period in 2009 primarily due to the acquisitions and from increases in assessments and rates at certain of the hotel properties.  Property insurance expense also increased due to the acquisitions consummated since the comparable period in 2009.

General and administrative expense increased $1,354, or 91.5%, from $1,480, for the three months ended March 31, 2009 to $2,834 for the three months ended March 31, 2010.  This increase was primarily due to an accrual for incentive compensation of $1,311 related to the Company’s performance during the 2009 fiscal year which was not approved by our Board of Trustees until March 17, 2010 and therefore was not recorded until the first quarter of 2010.  A similar charge was not included in the general and administrative expenses for the three months ended March 31, 2009.  Non-cash stock based compensation expense increased $235 when comparing the three months ended March 31, 2010 to the same period in 2009 as a result of increased vesting of restricted shares and performance shares issued and earned during the three months ended March 31, 2010.

Beginning January 1, 2009, US GAAP requires that costs related to business combinations, which includes the acquisition of hotel properties, are required to be expensed currently rather than included in the value of the business acquired.  As a result, amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs increased $3,329 from $7 for the three months ended March 31, 2009 to $3,336 for the three months ended March 31, 2010 due to acquisitions consummated during the three months ended March 31, 2010.  Of these costs incurred, $3,228 related to our acquisition of three hotels acquired in the vicinity of Times Square in New York, NY and $20 related to our acquisition of the Hilton Garden Inn, Glastonbury, CT.  The remaining costs related to transactions that we terminated during the quarter.  Acquisition costs typically consist of transfer taxes, legal fees and other costs typically associated with acquiring a hotel property.  No acquisitions were consummated during the same period in 2009.

Unconsolidated Joint Venture Investments

Our interest in the loss from unconsolidated joint ventures was $1,040 for the three months ended March 31, 2010 compared to $1,329 for the same period in 2009.  RevPAR for our unconsolidated hotel portfolio increased 1.4% during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.  Our loss from unconsolidated joint ventures for the first quarter of 2010 was offset by a $1,818 gain recognized from the remeasurement of our interest in PRA Glastonbury, LLC the owner of the Hilton Garden Inn, Glastonbury, CT, due to our acquisition of our joint venture partner’s 52.0% interest in the venture.

Net Loss

Net loss applicable to common shareholders for the three months ended March 31, 2010 was $15,822 compared to net loss applicable to common shareholders of $9,830 for the same period in 2009.

Operating loss for the three months ended March 31, 2010 was $4,455 compared to operating income of $1,042 during the same period in 2009. The $5,497 decrease in operating income was primarily due to the acquisition and terminated transaction costs associated with the hotel acquisitions consummated during the three months ended March 31, 2010, in addition to a decrease in interest income from our development loans, offset by an increase in depreciation and amortization as mentioned above.

Interest expense increased $1,127 from $10,230 for the three months ended March 31, 2009 to $11,357 for the three months ended March 31, 2010. The increase in interest expense is due primarily to debt incurred related to hotel acquisitions consummated since the comparable period in 2009.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

Debt and Equity Offerings

The current recession and related financial crisis has resulted in deleveraging attempts throughout the global financial system.  As banks and other financial intermediaries reduce their leverage and incur losses on their existing portfolio of loans, the ability to originate or refinance existing loans has become very restrictive for all borrowers, even for those borrowers that have strong balance sheets.  While we maintain a portfolio of what we believe to be high quality assets and we believe our leverage to be at acceptable levels, the market for new debt origination and refinancing of existing debt remains very challenging and there is little visibility on the length of debt terms, the loan to value parameters and loan pricing on new debt originations.

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

We maintain a revolving credit facility with a syndicate of lenders that have committed up to $135,000.  The line of credit expires December 31, 2011 and includes an option to extend the maturity until December 31, 2012.  This option may be exercised at the sole discretion of the lenders.  As of March 31, 2010 we had $7,182 in letters of credit outstanding under this facility resulting in a remaining borrowing capacity under the Line of Credit of $127,818.  We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2010, we have $35,785 coming due on or before December 31, 2010.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of refinancing the existing debt with new lenders, draws on the remaining capacity on our existing credit facility, and issuing public debt or equity.

On January 21, 2010, we completed a public offering in which 51,750,000 common shares, including 6,750,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $148,955 before the payment of offering-related expenses.  On March 24, 2010, we completed a public offering in which 27,600,000 common shares, including 3,600,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $112,762 before the payment of offering-related expenses.  Aggregate offering-related expenses associated with these two public offerings were approximately $690, resulting in net proceeds after expenses of $261,027.

Development Loans Receivable

This borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of March 31, 2010 we have $46,700 in development loan principal receivable and $3,138 in accrued interest receivable on these loans.

Each of these loans matures at some time within the next twelve to eighteen months.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  Each of these development loans also provides us with a right of first offer on hotels constructed through the development loan program.  We expect most development loan borrowers to take advantage of these extension options.  In addition, we may convert the principal and interest due to us on those development loans that are not extended into equity interests in the hotels developed allowing us to acquire new hotel properties without a significant outlay of cash.

In addition, the contractual terms of two development loans allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $606 of accrued interest was added to loan principal for the three months ended March 31, 2010.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

Acquisitions

On January 1, 2010, we acquired our joint venture partner’s 52% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.

On February 9, 2010, we completed the acquisition of a Hampton Inn, a Holiday Inn Express and a Candlewood Suites located in the area of Times Square, New York, NY.  The total purchase price for the three hotels was $166,089 and consisted of $160,500 in cash, $290 in franchise fees and 1,451,613 Common Units.  In addition, we paid closing costs of $3,228 and acquired approximately $63 in net working capital assets.  Cash required for this acquisition was generated primarily from the net proceeds of our recently completed public offering of common shares and borrowings under our line of credit.

Some of the purchase agreements for some of our previous acquisitions contain certain earn-out provisions that entitle the seller to a payment based on operating metrics of the hotel properties.  Based on results of the properties through March 31, 2010, we believe no amounts will be due under these earn-out provisions.

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

Beginning with the second quarter of 2009, the Company reduced its quarterly dividend payment by approximately 72% in order to preserve cash.  As noted above, we issued common shares in public offerings and issued Common Units in connection with our acquisition of hotel properties.  Assuming we continue to make distributions to our common shareholders and common unitholders at our current rate, these distributions would approximate $29,455 over the next twelve months.  We cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all.  While, due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter, we believe, based on our current forecasts, that our cash provided by operating activities will be sufficient over the next twelve months to fund the payment of our dividend at its current level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to further reduce or suspend these distributions.

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

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements. Our hotel managers have implemented a policy of limiting capital expenditures in the current year to only those projects that impact safety of our guests or preserve the value of our hotel assets.  As such, we have reduced amounts spent on capital improvements during the three months ended March 31, 2010 when compared to the same period in 2009.  While we have reduced the amounts we are spending on capital expenditures, we may be required to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests.

Cash Flow Analysis

Net cash used in operating activities increased $1,067 from $398 for the three months ended March 31, 2009 to $1,465 for the same period in 2010.  Income before, depreciation and amortization, debt extinguishment and acquisition and terminated transaction costs decreased $643 during the three months ended March 31, 2010 when compared to the same period in 2009, primarily as a result of declining income from our development loan portfolio,.  The modification of certain development loans to allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments resulted in $606 in current year development loan interest income that was added to principal and is not currently a source of operating cash.  Cash from operating activities of $1,938 has also been used to fund increases in our escrow deposits.  Escrow deposits increased as a result of a decrease in the draws on capital expenditures escrow deposits.

Net cash used in investing activities for the three months ended March 31, 2010 increased $160,638, from $4,751 in the three months ended March 31, 2009 compared to $165,389 for the three months ended March 31, 2010.  During the three months ended March 31, 2010, we used $163,983 to acquire four properties.  We decreased our capital expenditures from $1,998 during the three months ended March 31, 2009 to $1,373 during the same period in 2010. This decrease was the result of our initiatives to defer all non-essential capital expenditures, reducing capital expenditures on a year over year basis.  In addition, cash used to invest in development loans receivable was $2,000 for the three months ended March 31, 2009 compared to $0 for the same period in 2010.

Net cash provided by financing activities for the three months ended March 31, 2010 was $177,454 compared to cash provided by financing activities of $4,222 during the same period in 2009.  During the three months ended March 31, 2010, we issued 79,350 common shares resulting in net proceeds of $261,027.  The Company reduced its quarterly common dividend rate by approximately 72% from $0.18 per share during the three months ended March 31, 2009 to $0.05 per share during the same period of 2010.  The resulting decrease of $6,942 in total dividends and distributions due to the decrease in the rate of dividends and distributions, was partially offset by an increase in dividends due to an increased number of shares outstanding.  Net repayments of our credit facility were $79,200 during the three months ended March 31, 2010 compared to net proceeds of $16,900 during the same period in 2009.  The repayment of borrowings from our credit facility resulted from the proceeds of our offerings and is part of an effort to lower our consolidated indebtedness.

Off Balance Sheet Arrangements

The Company does not have off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Three Months Ended
	March 31, 2010	March 31, 2009

Net loss applicable to common shares	$(15,822)	$(9,830)
Loss allocated to noncontrolling interest	(1,715)	(2,053)
(Income) loss from unconsolidated joint ventures	(778)	1,329
Depreciation and amortization	12,056	10,439
Depreciation and amortization from discontinued operations	-	499
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	124	212
Funds from consolidated hotel operations applicable to common shares and Partnership units	(6,135)	596

Income (loss) from Unconsolidated Joint Ventures	778	(1,329)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	508	521
Interest in depreciation and amortization of unconsolidated joint ventures (3)	229	541
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	1,515	(267)

Funds from Operations applicable to common shares and Partnership units	$(4,620)	$329

Weighted Average Common Shares and Units Outstanding
Basic	99,311,523	47,786,503
Diluted	108,826,751	56,532,803

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO for the three months ended March 31, 2010 decreased $4,949 when compared to the three months ended March 31, 2009.  FFO for the three months ended March 31, 2010 was negatively impacted by acquisition and terminated transaction costs of $3,336 which were incurred in connection with the acquisition of hotel properties consummated during this period.  FFO was also negatively impacted by a decrease in interest income from development loans of $1,023 for the three months ended March 31, 2010 when compared to the same period in 2009.  In addition, real estate and personal property taxes and property insurance expense increased $847, or 26.5%, from $3,198 for the three months ended March 31, 2009 to $4,045 for the same period in 2010 due to increased assessments on our hotel properties.  The decrease in FFO was only partially offset by improving economic conditions that have caused slight increases in the RevPAR of certain hotel properties.

Critical Accounting Policies

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2010 and 2009 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2010, based on our analysis, we have determined that the future cash flow of our portfolio is sufficient to recover its carrying value.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investments in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  If the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of March 31, 2010, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

Based on our reviews, we determined that it is probable that all amounts will be collected according to the contractual terms of each of our development loan agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2010, we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate Line of Credit and certain variable rate mortgages and notes payable. As of March 31, 2010, we had total variable rate debt outstanding of $51,815 consisting of outstanding borrowings under variable rate mortgages and notes payable.  At March 31, 2010, our variable rate debt outstanding had a weighted average interest rate of 3.96%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2010 would be an increase or decrease in our interest expense for the three months ended March 31, 2010 of $259.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate swaps related to debt on the nu Hotel, Brooklyn, NY and Hilton Garden Inn, Edison, NJ, and one interest rate cap related to debt on the Hotel 373, New York, NY. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2010 approximately 92.4% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 7.6% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2010 to be approximately $534,414, and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2010 to be approximately $616,253.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2010, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable		2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt		$13,648	$31,023	$15,675	$32,416	$42,512	$492,985	$628,259
Weighted Average Interest Rate		6.14%	6.25%	6.25%	6.25%	6.24%	6.24%	6.23%

Floating Rate Debt		$22,137	$27,232	$182	$182	$2,082	$-	$51,815
Weighted Average Interest Rate		5.25%	3.00%	3.00%	3.00%	3.00%	N/A	2.88%
		$35,785	$58,255	$15,857	$32,598	$44,594	$492,985	$680,074

Credit Facility
			$-					$-
Weighted Average Interest Rate			4.25%					4.25%

	TOTAL	$35,785	$58,255	$15,857	$32,598	$44,594	$492,985	$680,074

The table incorporates only those exposures that existed as of March 31, 2010, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates principal repayments and certain adjustments to reflect:

•	the Company’s exercise of each of the extension options within its discretion, and
•	the lender’s extension of the maturity of the revolving line of credit extension options.

	2010	2011	2012	2013	2014	Thereafter	Total

Principal repayments due as of March 31, 2010, as noted above	$35,785	$58,255	$15,857	$32,598	$44,594	$492,985	$680,074

Adjustments:

Extension Options (1)
Hotel 373 - 5th Avenue, New York, NY (2)	(22,000)	-	22,000	-	-	-	-
nu Hotel Brooklyn - New York, NY (3)	-	(18,000)	-	18,000	-	-	-
Hilton Garden Inn - Edison, NJ (4)	-	(5,212)	5,212	-	-	-	-
TownePlace Suites - Harrisburg, PA (5)	-	(9,188)	9,188	-	-	-	-
Hampton Inn - West Haven, CT (6)	-	-	(7,653)	-	-	7,653	-
Residence Inn - Carlisle (7)	-	-	-	(6,826)	-	6,826	-
Line of Credit Facility (8)	-	-	-	-	-	-	-

Principal Repayments
Hampton Inn - Carlisle, PA; Hampton Inn - Selinsgrove, PA; and Comfort Inn - West Hanover, PA (9)	(8,201)	-	-	-	-	-	(8,201)

Pro Forma Principal Repayments (10)	$5,584	$25,855	$44,604	$43,772	$44,594	$507,464	$671,873

(1) Adjustments reflects principal balances as of March 31, 2010.  Adjustment does not include amortization of principal scheduled to occur subsequent to March 31, 2010 through maturity date or extended maturity date if options is exercised.

(2) Represents mortgage debt on the Hotel 373 - 5th Avenue, New York, NY, which contains two one-year extension options, exercisable at our discretion, effectively extending the maturity from May 2010 to May 2012.

(3) Represents mortgage debt on the nu Hotel Brooklyn - New York, NY, which contains two one-year extension options, exercisable at our discretion, effectively extending the maturity from January 2011 to January 2013.

(4) Represents mortgage debt on the Hilton Garden Inn - Edison, NY, which contains a one-year extension option, exercisable at our discretion, effectively extending the maturity from January 2011 to January 2012.

(5) Represents the mortgage debt on the TownePlace Suites - Harrisburg, PA, which contains a one-year extension option, exercisable at our discretion, effectively extending the maturity from July 2011 to July 2012.

(6) Represents the mortgage debt on the Hampton Inn - West Haven, CT, which contains a three-year extension option, subject to the lender's approval in its discretion, effectively extending the maturity from November 2012 to November 2015.

(7) Represents the mortgage debt on the Residence Inn - Carlisle, PA, which contains a three-year extension option, subject to the lender's approval in its discretion, effectively extending the maturity from January 2013 to January 2016.

(8) Represents the revolving line of credit, which contains a one-year extension option, the exercise of which is subject to the lenders’ approval in their sole discretion.  If the extension is approved, the maturity date of the line of credit can be extended from December 2011 to December 2012.

(9) Represents the April 1, 2010 principal repayment of the mortgage loans secured by the Hampton Inn – Carlisle, the Hampton Inn – Selinsgrove, and the Comfort Inn – West Hanover.

(10) Reflects principal balances as of March 31, 2010.  Figures do not include amortization of principal scheduled to occur subsequent to March 31, 2010 through maturity date or extended maturity date if options are exercised.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

2010 Executive Compensation Program

The Compensation Committee (the “Committee”) of the Board of Trustees, in consultation with FPL Associates L.P., the Committee’s independent compensation consultant, has conducted a comprehensive review of the Company’s executive compensation arrangements, including a comparison of compensation practices at several peer companies.  As a result of that review, on May 7, 2010, the Committee adopted the 2010 executive compensation program for the following named executive officers (“NEOs”):

•	Hasu P. Shah, Chairman of the Board;

•	Jay H. Shah, Chief Executive Officer;

•	Neil H. Shah, President and Chief Operating Officer;

•	Ashish R. Parikh, Chief Financial Officer; and

•	Michael R. Gillespie, Chief Accounting Officer.

Base Salaries

The Committee and the independent consultant undertook a comprehensive review of base salary practices at peer companies.  Based on that review, in furtherance of the Committee’s philosophy of targeting the 50th percentile of compensation practices at peer companies, and taking into consideration the Company’s recent performance, the Committee determined to increase 2010 base salaries for the NEOs other than Mr. H. Shah by between 12.6% and 19.0% over 2009 levels.  Base salaries for 2010 for the NEOs are as follows:  Mr. H. Shah—$150,000; Mr. J. Shah—$525,000 (a 17.6% increase over 2009); Mr. N. Shah—$500,000 (a 19.0% increase over 2009); Mr. Parikh—$354,866 (a 12.6% increase over 2009); and Mr. Gillespie—$227,500 (a 12.6% increase over 2009).

2010 Cash Bonus Opportunities

Except for Mr. H. Shah who does not participate in the Company’s annual cash bonus plan, each of the NEOs is eligible to receive a cash bonus for 2010 based upon the achievement of certain Company and individual-specific performance goals.  Eighty percent of the award is based on the achievement of Company performance goals relative to Adjusted Funds From Operations ("AFFO") per share (30%), an AFFO multiple (30%) and a fixed charge coverage ratio (20%).  The final twenty percent of the award is based on the achievement of individual-specific performance goals.  If minimum threshold goals are not met, the NEO could receive no bonus.  Minimum payouts to be made to the NEOs for achieving the performance goals range from 15% to 50% of the participating NEOs’ 2010 base salary. Maximum payouts to be made to the NEOs for achieving the performance goals range from 50% to 125% of the participating NEOs’ 2010 base salary.  The Committee retains discretion to determine the actual payout within the range established for each NEO if the Company and individual-specific performance goals are achieved for the 2010 performance year.

The possible ranges of cash bonus compensation for 2010 are as follows:

NEO	Range of Possible Cash Bonus
Jay H. Shah	$262,500 to $656,250
Neil H. Shah	$250,000 to $625,000
Ashish R. Parikh	$81,251 to $325,000
Michael R. Gillespie	$34,125 to $113,750

2010 Long-Term Equity Incentives

The Committee adopted an annual long-term equity inventive plan for the NEOs, pursuant to which the NEOs are eligible to earn equity awards in the form of stock awards or performance share awards.  The equity awards for 2010 will be determined and granted to the NEOs in the first quarter of 2011.  Half of the award will be made, subject to the sole discretion of the Committee, if the NEO is employed by the Company on the date awards are determined.  25% of the award will be based on RevPAR growth in 2010 on an absolute basis.  The final 25% of the award will be based on RevPAR growth in 2010 relative to a group of peer companies.  To assess RevPAR growth relative to the peer group, the peer group will comprise Ashford Hospitality Trust, DiamondRock Hospitality Co., FelCor Lodging Trust, Inc., Lasalle Hotel Properties, Inc., Strategic Hotels & Resorts, Inc., Sunstone Hotel Investors, Inc., Chatham Lodging Trust, Chesapeake Lodging Trust and Pebblebrook Hotel Trust.  All of the shares subject to these equity awards will be granted subject to time-based forfeiture restrictions that will lapse over a four-year period.

The equity awards for 2010 will be made pursuant to the Company’s 2008 Equity Incentive Plan or any other equity incentive plan approved by the Company’s shareholders.  The equity awards for 2010 will be based on a specified dollar amount for each NEO divided by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31 for the applicable performance year.  The following table sets forth the potential equity awards for 2010, in terms of dollar value, that each NEO may earn:

NEO	Dollar Value of Possible Equity Awards
Hasu P. Shah	$225,000 to $375,000
Jay H. Shah	$600,000 to $1,000,000
Neil H. Shah	$600,000 to $1,000,000
Ashish R. Parikh	$225,000 to $375,000
Michael R. Gillespie	$71,250 to $118,750

Multi-Year Long-Term Equity Incentives

The Committee also adopted a multi-year long-term equity incentive plan. This plan has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The performance goals are based upon the Company’s (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the total shareholder return of the same peer group described above (25% of the award).

For the absolute total shareholder return over the three-year performance period, the Committee set threshold performance at 10% per annum, target performance at 12% per annum and maximum performance at 14% per annum. For the relative total shareholder return compared to the peer group, the Committee set threshold performance as the peer group median less 150 basis points, target performance as the peer group median plus 50 basis points and maximum performance as the peer group median plus 250 basis points.

In the event the minimum thresholds are not met, the NEOs will not receive any awards under this plan, unless otherwise determined by the Committee.  In the event the Company outperforms the peer group on a relative total shareholder return basis, but delivers a negative total shareholder return over the three-year performance period on an absolute basis, the payouts related to relative performance will be reduced by one-third.  If absolute or relative performance falls between two performance objectives (i.e., between threshold and target performance or between target and maximum performance), linear interpolation will apply and the payout will be pro rated consistent with the level of performance achieved.

The following table sets forth, in terms of dollars, the estimated future payouts under the multi-year long-term equity incentive plan:

	Dollar Value of Estimated Future Equity Awards Under Multi-Year Long-Term Equity Incentive Plan
NEO	Threshold	Target	Maximum
Hasu P. Shah	$675,000	$900,000	$1,125,000
Jay H. Shah	$1,800,000	$2,400,000	$3,000,000
Neil H. Shah	$1,800,000	$2,400,000	$3,000,000
Ashish R. Parikh	$675,000	$900,000	$1,125,000
Michael R. Gillespie	$213,750	$285,000	$356,250

Payouts under the multi-year long-term equity incentive plan are denominated in a specified dollar amount for each NEO.  Depending on the level of performance achieved, payouts will be made with common shares based on the specified dollar amounts indicated in the table above for each NEO divided by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2009.  Half of the common shares issued, if any are issued, will be fully vested when granted at the conclusion of the three-year performance period.  The other half of the common shares issued, if any are issued, will be subject to forfeiture restrictions that will lapse on December 31, 2013.  Distributions on the multi-year long-term equity incentive awards accumulate from the beginning of the performance period and are paid if and when the restricted common shares vest.

2010 Non-Employee Trustee Compensation

On May 7, 2010, the Committee approved the changes discussed below to the Company’s compensation program for non-employee trustees, effective as of January 1, 2010.  The changes were made to:

•	increase the annual cash retainer from $24,000 to $25,000;

•
increase the equity award grant from $20,000 to $45,000 of common shares (paid/awarded semi-annually to non-employee trustees who are "independent" in accordance with applicable New York Stock Exchange listing standards);

•	increase the Lead Independent Trustee retainer from $5,000 to $10,000;

•	increase each of the committee chairperson retainer fees by $2,500; and

•	provide a $1,500 meeting fee for both in-person and telephonic meetings of the Board of Trustees.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHA HOSPITALITY TRUST

May 10, 2010	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer