Form 10-Q
period 2010-06-30
HERSHA HOSPITALITY TRUST
filed 2010-08-05
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

As of August 4, 2010, the number of Class A common shares of beneficial interest outstanding was 139,230,044 and there were no Class B common shares outstanding.

Hersha Hospitality Trust
Table of Contents for Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 [UNAUDITED] AND DECEMBER 31, 2009
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	June 30, 2010	December 31, 2009
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,152,597	$938,954
Investment in Unconsolidated Joint Ventures	35,700	39,182
Development Loans Receivable	40,329	46,094
Cash and Cash Equivalents	17,949	11,404
Escrow Deposits	17,471	16,174
Hotel Accounts Receivable, net of allowance for doubtful accounts of $64 and $34	12,333	7,103
Deferred Financing Costs, net of Accumulated Amortization of $4,760 and $4,262	7,715	8,696
Due from Related Parties	3,507	2,394
Intangible Assets, net of Accumulated Amortization of $927 and $803	7,855	7,542
Other Assets	12,679	12,428
Assets Held for Sale	23,555	21,073

Total Assets	$1,331,690	$1,111,044

Liabilities and Equity:
Line of Credit	$44,700	$79,200
Mortgages and Notes Payable, net of unamortized discount of $1,146 and $49	648,196	645,351
Accounts Payable, Accrued Expenses and Other Liabilities	23,566	16,216
Dividends and Distributions Payable	8,362	4,293
Due to Related Parties	542	769
Liabilities Related to Assets Held for Sale	20,861	20,892

Total Liabilities	746,227	766,721

Redeemable Noncontrolling Interests - Common Units (Note 1)	$14,166	$14,733

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at June 30, 2010 and December 31, 2009	24	24
Common Shares - Class A, $.01 Par Value, 300,000,000 and 150,000,000 Shares Authorized at June 30, 2010 and December 31, 2009, 139,229,394 and 57,682,917 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, respectively	1,392	577
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(360)	(160)
Additional Paid-in Capital	757,955	487,481
Distributions in Excess of Net Income	(212,015)	(185,725)
Total Shareholders' Equity	546,996	302,197

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	23,801	27,126
Noncontrolling Interests - Consolidated Joint Ventures	500	267
Total Noncontrolling Interests	24,301	27,393

Total Equity	571,297	329,590

Total Liabilities and Equity	$1,331,690	$1,111,044

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue:
Hotel Operating Revenues	$74,564	$57,352	$123,718	$99,526
Interest Income from Development Loans	1,176	2,166	2,550	4,563
Other Revenues	188	161	353	390
Total Revenues	75,928	59,679	126,621	104,479

Operating Expenses:
Hotel Operating Expenses	39,618	31,310	71,565	59,237
Hotel Ground Rent	354	291	646	583
Real Estate and Personal Property Taxes and Property Insurance	4,640	3,363	8,672	6,547
General and Administrative	1,903	1,371	4,737	2,850
Stock Based Compensation	1,499	499	2,156	921
Acquisition and Terminated Transaction Costs	222	37	3,558	44
Depreciation and Amortization	12,728	10,713	24,738	21,106
Total Operating Expenses	60,964	47,584	116,072	91,288

Operating Income	14,964	12,095	10,549	13,191

Interest Income	16	50	57	110
Interest Expense	10,953	10,811	22,310	21,041
Other Expense	86	31	178	81
Loss on Debt Extinguishment	2	-	733	-
Income (Loss) before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	3,939	1,303	(12,615)	(7,821)

Loss from Unconsolidated Joint Ventures	(131)	(395)	(1,171)	(1,724)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	2,190	-	4,008	-
Income (Loss) from Unconsolidated Joint Venture Investments	2,059	(395)	2,837	(1,724)

Income (Loss) from Continuing Operations	5,998	908	(9,778)	(9,545)

Discontinued Operations (Note 12):
Income from Discontinued Operations	(291)	576	(852)	346

Net Income (Loss)	5,707	1,484	(10,630)	(9,199)

(Income) Loss Allocated to Noncontrolling Interests	(1,151)	(451)	564	1,602
Preferred Distributions	(1,200)	(1,200)	(2,400)	(2,400)

Net Income (Loss) applicable to Common Shareholders	$3,356	$(167)	$(12,466)	$(9,997)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.02		$(0.01)		$(0.10)		$(0.22)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	0.00		0.01		(0.01)		0.01

Net Income (Loss) applicable to Common Shareholders	$0.02		$0.00		$(0.11)		$(0.21)

DILUTED
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.02	*	$(0.01	) *	$(0.10	) *	$(0.22	) *
Income (Loss) from Discontinued Operations applicable to Common Shareholders	0.00	*	0.01	*	(0.01	) *	0.01	*

Net Income (Loss) applicable to Common Shareholders	$0.02	*	$0.00	*	$(0.11	) *	$(0.21	) *

Weighted Average Common Shares Outstanding:
Basic	137,200,796		47,964,818		118,360,826		47,876,175
Diluted	140,351,846	*	47,964,818	*	118,360,826	*	47,876,175	*

*
Income (Loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2010 and 2009 were 9,239,135 and 8,746,300, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2010 and 2009 were 9,376,419 and 8,746,300, respectively.

Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the six months ended June 30, 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the six months ended June 30, 2010, there were 185,251 anti-dilutive unvested stock awards outstanding, 181,694 anti-dilutive contingently issuable share awards outstanding and 1,916,814 anti-dilutive options to acquire our common shares outstanding.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Shareholders' Equity							Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss ) Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2009	$24	$577	$-	$487,481	$(160)	$(185,725)	$302,197	$27,126	$267	$27,393	$329,590	$14,733

Unit Conversion	-	18	-	8,406	-	-	8,424	(8,424)	-	(8,424)	-	-
Units Issued for Acquisitions	-	-	-	-	-	-	-	6,256	-	6,256	6,256
Common Share Issuance, net of costs	-	794	-	259,970	-	-	260,764	-	-	-	260,764	-
Dividends and Distribution declared:
Preferred Shares ($1.00 per share)	-	-	-	-	-	(2,400)	(2,400)	-	-	-	(2,400)	-
Common Shares ($0.10 per share)	-	-	-	-	-	(13,824)	(13,824)	-	-	-	(13,824)
Common Units ($0.10 per share)	-	-	-	-	-	-	-	(620)	-	(620)	(620)	(307)
Dividend Reinvestment Plan	-	-	-	6	-	-	6	-	-	-	6	-
Stock Based Compensation							-
Restricted Share Award Grants	-	3		(3)			-
Restricted Share Award Vesting	-	-	-	1,970	-	-	1,970	-	-	-	1,970	-
Share Grants to Trustees	-	-		125			125				125
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	(200)	-	(200)	-	-	-	(200)	-
Net Loss	-	-	-	-	-	(10,066)	(10,066)	(537)	233	(304)	(10,370)	(260)
Total Comprehensive Loss							(10,266)	(537)	233	(304)	(10,570)	(260)

Balance at June 30, 2010	$24	$1,392	$-	$757,955	$(360)	$(212,015)	$546,996	$23,801	$500	$24,301	$571,297	$14,166

Balance at December 31, 2008	$24	$483	$-	$463,772	$(109)	$(114,207)	$349,963	$34,781	$1,854	$36,635	$386,598	$18,739

Common Share Issuance, net of costs	-	1	-	129	-	-	130		-	-	130
Dividends and Distribution declared:
Preferred Stock ($1.00 per share)	-	-	-	-	-	(2,400)	(2,400)	-	-	-	(2,400)	-
Common Stock ($0.23 per share)	-	-	-	-	-	(11,149)	(11,149)	-	-	-	(11,149)	-
Common Units ($0.23 per share)	-	-	-	-	-	-	-	(1,307)	-	(1,307)	(1,307)	(705)
Dividend Reinvestment Plan	-	-	-	19	-	-	19	-	-	-	19	-
Stock Based Compensation
Restricted Share Award Grants	-	7	-	(7)	-	-	-	-	-	-	-
Restricted Share Award Vesting	-	-	-	873			873	-	-	-	873	-
Share Grants to Trustees	-	-	-	84	-	-	84	-	-	-	84	-
Comprehensive Income (Loss):
Other Comprehensive Income	-	-	-	-	35	-	35	-		-	35	-
Net Loss	-	-	-	-	-	(7,597)	(7,597)	(903)	(214)	(1,117)	(8,714)	(485)
Total Comprehensive Loss							(7,562)	(903)	(214)	(1,117)	(8,679)	(485)

Balance at June 30, 2009	$24	$491	$-	$464,870	$(74)	$(135,353)	$329,958	$32,571	$1,640	$34,211	$364,169	$17,549

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS]

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Net loss	$(10,630)	$(9,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquisition and terminated transaction costs	3,438	-
Depreciation	24,698	22,084
Amortization of intangible assets and deferred costs	1,363	1,177
Debt extinguishment	580	-
Development loan interest added to principal	(1,235)	(2,061)
Equity in (income) loss of unconsolidated joint venture investments	(2,837)	1,724
Distributions from unconsolidated joint venture investments	-	400
Loss (gain) recognized on change in fair value of derivative instrument	5	(151)
Stock based compensation	2,156	921
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(4,602)	(2,230)
Escrow deposits	(1,297)	(1,244)
Other assets	1,391	(3,290)
Due from related parties	(952)	1,061
Increase (decrease) in:
Due to related parties	(528)	(1,125)
Accounts payable, accrued expenses and other liabilities	5,394	1,233
Net cash provided by operating activities	16,944	9,300

Investing activities:
Purchase of hotel property assets	(190,793)	(4,794)
Deposits on hotel acquistions	(1,500)	-
Capital expenditures	(3,850)	(4,033)
Cash paid for hotel development project	(3,441)	-
Investment in development loans receivable	-	(2,000)
Distributions from unconsolidated joint venture investments	-	100
Advances and capital contributions to joint venture investments	(13,750)	(753)
Net cash used in investing activities	(213,334)	(11,480)

Financing activities:
(Repayments of) proceeds from borrowings under line of credit, net	(34,500)	25,100
Principal repayment of mortgages and notes payable	(41,283)	(3,313)
Proceeds from mortgages and notes payable	31,510	182
Cash paid for deferred financing costs	(85)	(11)
Proceeds from issuance of common shares, net of issuance costs	260,764	131
Acquisiton of interest rate cap	(394)	-
Dividends paid on common shares	(9,741)	(17,366)
Dividends paid on preferred shares	(2,400)	(2,400)
Distributions paid on common units	(936)	(3,149)
Net cash provided by (used in) financing activities	202,935	(826)

Net increase (decrease) in cash and cash equivalents	6,545	(3,006)
Cash and cash equivalents - beginning of period	11,404	15,697

Cash and cash equivalents - end of period	$17,949	$12,691

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are the sole general partner in our operating partnership subsidiary, Hersha Hospitality Limited Partnership (“HHLP”), which is indirectly the sole general partner of the subsidiary partnerships.

Sale of Common Shares

On January 21, 2010, we completed a public offering in which 51,750,000 common shares, including 6,750,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $148,955 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional common units of limited partnership in HHLP.

On March 24, 2010, we completed a public offering in which 27,600,000 common shares, including 3,600,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $112,762 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional common units of limited partnership in HHLP.

Aggregate offering-related expenses associated with these two public offerings were approximately $953, resulting in net proceeds after expenses of $260,764.

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

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $23,801 as of June 30, 2010 and $27,126 as of December 31, 2009.  As of June 30, 2010, there were 5,472,056 Nonredeemable Common Units outstanding with a fair market value of $24,734, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

of carrying value based on the accumulation of historical cost or the redemption value.

As of June 30, 2010 and December 31, 2009, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $13,850.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the New York Stock Exchange on such date.  As of June 30, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at historical cost since the Redeemable Common Units redemption value was less than historical cost of $14,166.  As of December 31, 2009, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $14,733 since historical cost exceeded the Redeemable Common Units redemption value of $9,622.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Land	$207,386	$161,449
Buildings and Improvements	987,002	814,461
Furniture, Fixtures and Equipment	140,120	122,174
Construction in Progress	3,441	-
	1,337,949	1,098,084

Less Accumulated Depreciation	(185,352)	(159,130)

Total Investment in Hotel Properties	$1,152,597	$938,954

Acquisitions

During the six months ended June 30, 2010, we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Hilton Garden Inn, Glastonbury, CT	1/1/2010	$1,898	$12,981	$2,223	$27	$17,129	$11,937
Hampton Inn, Times Square, NY	2/9/2010	10,691	41,637	3,939	89	56,356	-
Holiday Inn Express, Times Square, NY	2/9/2010	11,075	43,113	4,078	105	58,371	-
Candlewood Suites, Times Square, NY	2/9/2010	10,281	36,687	4,298	96	51,362	-
Holiday Inn, Wall Street, NY	5/7/2010	12,152	21,100	1,567	57	34,876	-
Total		$46,097	$155,518	$16,105	$374	$218,094	$11,937

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

On May 7, 2010, we entered into a contribution agreement with an unrelated third party and closed on the acquisition of 100% of the membership interests in Maiden Hotel LLC, the owner of the Wall Street Holiday Inn, New York, NY. The aggregate purchase price paid for the membership interests in Maiden Hotel LLC was approximately $34,876. The purchase price paid included the issuance of 200,000 Common Units, valued at $957, the settlement of $7,839 of existing mezzanine

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

financing and accrued interest income, $57 in franchise fees and the payment of approximately $26,023 in cash provided, in part, from borrowings under our existing line of credit. The property was purchased unencumbered of debt.  In addition, we paid closing costs of $151 and acquired approximately $511 in net working capital.

Included in the consolidated statements of operations for the three and six months ended June 30, 2010 for the 2010 acqusitions are total revenues of $11,218 and $15,411, respectively, and total net income of $2,856 and loss of $191, respectively.

	Three Months Ended,		Six Months Ended,
	June 30, 2010		June 30, 2010
Hotel	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Hilton Garden Inn, Glastonbury, CT	$1,338	$(56)	$2,428	$(132)
Hampton Inn, Holiday Inn Express, Candlewood Suites, Times Square, NY	8,849	2,954	11,952	(17)
Holiday Inn, Wall Street, NY	1,031	(42)	1,031	(42)
Total	$11,218	$2,856	$15,411	$(191)

Construction in Progress

On April 2, 2010, we commenced renovations to convert two of our existing adjoining hotel properties in King of Prussia, PA into a Hyatt Place.  The hotels previously operated as a Mainstay Suites and a Sleep Inn and were closed at the time renovations commenced.  As such, we ceased recording depreciation expense on the two existing properties and we are capitalizing the cost of construction, including interest, as construction in progress in investments in hotel properties on the consolidated balance sheet.  As of June 30, 2010, we have capitalized $3,441 in renovation costs, including $22 in capitalized interest.

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

While we are unable to determine whether amounts will be paid under these two earn-out provisions until the expiration of the earn-out periods, based on the results of the hotel properties, we believe no amounts will be paid.  Due to uncertainty of the amounts that will ultimately be paid, no accrual has been recorded on the consolidated balance sheet for any amounts due, if any, under these earn-out provisions.  In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions had been consummated as of January 1, 2009.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pro Forma Total Revenues	$76,504	$63,273	$129,626	$111,109

Pro Forma Income (Loss) from Continuing Operations	$6,076	$582	$(9,693)	$(11,846)
(Loss) Income from Discontinued Operations	(291)	576	(852)	346
Pro Forma Net Income (Loss)	5,785	1,158	(10,545)	(11,500)
(Income) Loss allocated to Noncontrolling Interest	(1,156)	(401)	558	1,958
Preferred Distributions	(1,200)	(1,200)	(2,400)	(2,400)
Pro Forma Income (Loss) applicable to Common Shareholders	$3,429	$(443)	$(12,387)	$(11,942)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$0.02	$(0.01)	$(0.10)	$(0.25)
Diluted	$0.02	$(0.01)	$(0.10)	$(0.25)

Weighted Average Common Shares Outstanding
Basic	137,200,796	47,964,818	118,360,826	47,876,175
Diluted	140,351,846	47,964,818	118,360,826	47,876,175

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of June 30, 2010 and December 31, 2009, our investment in unconsolidated joint ventures consists of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	June 30, 2010	December 31, 2009

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$363	$459
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	-	-	*
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,870	1,934
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	26,214	27,043
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,253	7,431
PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	-	561
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	-	1,754
				$35,700	$39,182

* As of December 31, 2009, we had determined that our 50% interest in Hiren Boston, LLC, was fully impaired and our investment in the unconsolidated joint venture had been written down to $0.

On January 1, 2010, we acquired our joint venture partner’s 52.0% membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels. The consideration provided to our joint venture partner in exchange for its 52.0% membership interest consisted of:

·	cash of $253;
·	our 48% minority membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT;
·	settlement of a note receivable and accrued interest made to our former joint venture partner with a principal balance of $1,267 and accrued interest receivable of $141; and
·
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

Hiren Boston, LLC, a joint venture that owns the 164-room Courtyard by Marriot located in South Boston, MA, had been pursuing discussions with its lender to refinance a $16,200 mortgage loan secured by the hotel property, which had originally matured in September 2009. On April 13, 2010, we purchased this mortgage loan from the lender, which had an unamortized principal balance of $15,628, for a purchase price of $13,750, and amended the terms of the note.  As amended, this $13,750 mortgage loan now requires the joint venture to make monthly interest payments beginning on May 1, 2010, bears interest at a fixed rate of 10% per annum and matures on April 13, 2012. As a result of the purchase of this mortgage loan, we have determined that we are the primary beneficiary of Hiren Boston, LLC.  As of April 13, 2010, we no longer accounted for our investment in Hiren Boston, LLC under the equity method of accounting and began accounting for Hiren Boston, LLC as a consolidated subsidiary.  Hiren Boston, LLC’s results of operations

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

are included in our consolidated statement of operations for the period from April 13, 2010 through June 30, 2010 and its balance sheet is included in our consolidated balance sheet as of June 30, 2010.  Our interest in Hiren Boston, LLC was remeasured, and as a result, we recorded a gain of approximately $2,190.

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income and loss recognized during the three and six months ended June 30, 2010 and 2009 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Inn American Hospitality at Ewing, LLC	$1	$12	$(96)	$(63)
Hiren Boston, LLC	-	15	-	(217)
SB Partners, LLC	79	21	(65)	(141)
Mystic Partners, LLC	(415)	(449)	(830)	(857)
Metro 29th Street Associates, LLC	204	14	(180)	(357)
PRA Glastonbury, LLC	-	(6)	-	(87)
PRA Suites at Glastonbury, LLC	-	(2)	-	(2)
Loss from Unconsolidated Joint Ventures	(131)	(395)	(1,171)	(1,724)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	2,190	-	4,008	-
Net income (loss) from Investment in Unconsolidated Joint Ventures	$2,059	$(395)	$2,837	$(1,724)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

Balance Sheets
	June 30, 2010	December 31, 2009
Assets
Investment in hotel properties, net	$145,605	$196,842
Other Assets	27,001	28,473
Total Assets	$172,606	$225,315

Liabilities and Deficit
Mortgages and notes payable	$175,928	$218,116
Other liabilities	21,429	18,219
Equity (Deficit):
Hersha Hospitality Trust	37,515	44,178
Joint Venture Partner(s)	(62,266)	(55,198)
Total Deficit	(24,751)	(11,020)

Total Liabilities and Equity	$172,606	$225,315

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Room Revenue	$20,226	$21,444	$35,810	$38,550
Other Revenue	5,919	6,082	10,637	11,395
Operating Expenses	(16,108)	(17,209)	(31,029)	(33,781)
Interest Expense	(2,760)	(4,083)	(6,151)	(7,316)
Lease Expense	(1,324)	(1,378)	(2,698)	(2,743)
Property Taxes and Insurance	(2,209)	(1,630)	(3,755)	(3,271)
Federal & State Income Taxes	-	(19)	-	(19)
Depreciation and Amortization	(2,774)	(3,625)	(5,896)	(7,213)
Loss Allocated to Noncontrolling Interests	97	-	326	-
General and Administrative	(1,657)	(1,796)	(3,455)	(3,629)

Net income (loss)	$(590)	$(2,214)	$(6,211)	$(8,027)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Company's Share	$37,515	$44,178
Excess Investment (1)	(1,815)	(4,996)
Investment in Joint Venture	$35,700	$39,182

(1)	Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

·	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements;
·	our basis in the investment in joint ventures not recorded on the joint ventures' financial statements; and
·
accumulated amortization of our equity in joint ventures that reflect our portion of the excess of the fair value of joint ventures' assets on the date of our investment over the carrying value of the assets recorded on the joint ventures’ financial statements.  This excess investment is amortized over the life of the properties, and the amortization is included in Income (Loss) from Unconsolidated Joint Venture Investments on our consolidated statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%.  These loans were initially originated as part of our acquisition strategy.  During the six months ended June 30, 2010, no such loans were originated by us.  Interest income from development loans was $1,176 and $2,166 for the three months ended June 30, 2010 and 2009, respectively.  Interest income from development loans was $2,550 and $4,563 for the six months ended June 30, 2010 and 2009, respectively.  Accrued interest on our development loans receivable was $2,715 as of June 30, 2010 and $2,451 as of December 31, 2009.  Accrued interest on our development loans receivable as of June 30, 2010 does not include cumulative interest income of $4,329 which has been accrued and paid–in kind by adding it to the principal balance of certain loans as indicated in the table below.

Hotel Property	Borrower	Principal Outstanding 6/30/2010		Principal Outstanding 12/31/2009	Interest Rate	Maturity Date (1)
Operational Hotels
Holiday Inn - New York, NY	Maiden Hotel, LLC	-		$7,000	20%
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2011*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000		2,000	11%	August 6, 2011*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2010*

Construction Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	12,241	(2)	11,591	11%	December 31, 2010*
Hyatt Union Square - New York, NY	Risingsam Union Square, LLC	12,088	(2)	11,503	10%	December 31, 2010
Hampton Inn - New York, NY	SC Waterview, LLC	8,000		8,000	10%	December 31, 2010

Total Development Loans Receivable		$40,329		$46,094

*	Indicates borrower is a related party.
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

(2)	We have amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan:

	Interest Income
Borrower	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Cumulative Interest Income Paid In-Kind
44 Lexington Holding, LLC	$331	$650	$2,241
Risingsam Union Square, LLC	298	585	2,088

Total	$629	$1,235	$4,329

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Transaction Costs	$587	$292
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	-	1,412
Deposits on Hotel Acquisitions	1,500	20
Prepaid Expenses	4,697	4,468
Interest Receivable from Development Loans to Non-Related Parties	1,418	1,573
Deposit on Property Improvement Plans	168	167
Hotel Purchase Option	933	933
Other	1,828	2,015
	$12,679	$12,428

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

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of June 30, 2010 and December 31, 2009 we had $1,500 and $20, respectively, in non-interest bearing deposits related to the acquisition of hotel properties.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,297 and $878 as of June 30, 2010 and December 31, 2009, respectively, which is included in due from related parties on the consolidated balance sheets.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

We had total mortgages payable at June 30, 2010, and December 31, 2009, of $617,203 and $614,401, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.34% to 8.25% as of June 30, 2010. Aggregate interest expense incurred under the mortgage loans payable totaled $9,375 and $8,778 for the three months ended June 30, 2010 and 2009, respectively, and $18,836 and $17,064 for the six months ended June 30, 2010 and 2009, respectively.  Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  As of June 30, 2010 we were in compliance with all events of default covenants under the applicable loan agreements.  As of June 30, 2010, the maturities for the outstanding mortgage loans ranged from January 2011 to September 2023.

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement. The $25,774 note issued to Hersha Statutory Trust I bears interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II bears interest at a fixed rate of 7.173% per annum through July 30, 2010. Subsequent to July 30, 2010 for notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, the notes bear interest at a variable rate of LIBOR plus 3.0% per annum.  On April 19, 2010, we purchased an interest rate cap that effectively limits interest payments when LIBOR exceeds 2.00% on our two subordinated notes payable.  See “Note 8 -  Fair Value Measurements and Derivative Instruments” for more information. Interest expense in the amount of $940 and $940 was recorded for the three months ended June 30, 2010 and 2009, respectively and $1,875 and $1,875 was recorded for the six months ended June 30, 2010 and 2009, respectively.

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $306 as of June 30, 2010 and $294 as of December 31, 2009.

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

At our option, the interest rate on loans provided under the line of credit is either (i) the Wall Street Journal variable prime rate plus 1.50% per annum or (ii) LIBOR plus three and one-half percent (3.5%) per annum, subject to a minimum rate of 4.25%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties as of June 30, 2010:

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

The Company is in compliance with each of the covenants listed above as of June 30, 2010.

The outstanding principal balance under the line of credit was $44,700 at June 30, 2010 and $79,200 at December 31, 2009. The Company recorded interest expense of $440 and $946 related to the line of credit borrowings for the three months ended June 30, 2010 and 2009, respectively, and $1,182 and $1,738 for the six months ended June 30, 2010 and 2009, respectively.  The weighted average interest rate on our line of credit during the three months ended June 30, 2010 and 2009 was 4.39% and 3.25%, respectively, and for the six months ended June 30, 2010 and 2009 was 4.35% and 3.25%, respectively.  As of June 30, 2010 we had $7,882 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $82,418.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt was $713,757 and $662,784, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $745,443 and $688,662 respectively.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of June 30, 2010, deferred financing costs were $7,715 net of accumulated amortization of $4,760. Deferred financing costs were $8,696 net of accumulated amortization of $4,262, as of December 31, 2009. Amortization of deferred costs for the three months ended June 30, 2010 and 2009 was $537 and $530, respectively, and for the six months ended June 30, 2010 and 2009 was $1,076 and $1,067, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

Debt Extinguishment and Principal Paydowns

On January 29, 2010, we repaid outstanding mortgage debt of $29,632 secured by the Hilton Garden Inn, Tribeca, New York, NY and simultaneously entered into a new mortgage obligation of $32,000.  The new mortgage debt has a fixed interest rate of 8.25% and matures on February 10, 2015.  As a result of this extinguishment, we expensed $733 in unamortized deferred costs and fees, which is recorded in loss on debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2010.

On April 1, 2010, we repaid the outstanding principal balances on mortgage obligations for three of our properties. These properties had an aggregate outstanding balance of approximately $8,201 at the time of payment, accrued interest at 8.94% and matured on April 1, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended June 30, 2010 and 2009, base management fees incurred totaled $1,981 and $1,540, respectively, and for the six months ended June 30, 2010 and 2009, base management fees incurred totaled $3,197 and $2,607, respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended June 30, 2010 and 2009 was $5,029 and $3,896, respectively and for the six months ended June 30, 2010 and 2009 was $8,226 and $6,670, respectively. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended June 30, 2010 and 2009, the Company incurred accounting fees of $379 and $375, respectively.  For the six months ended June 30, 2010 and 2009, the Company incurred accounting fees of $753 and $745, respectively.   For the three months ended June 30, 2010 and 2009, the Company incurred information technology fees of $86 and $84, respectively.  For the six months ended June 30, 2010 and 2009, the Company incurred information technology fees of $169 and $166, respectively.  Accounting fees and information technology fees are included in General and Administrative expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended June 30, 2010 and 2009, we incurred fees of $66 and $38, respectively, and for the six months ended June 30, 2010 and 2009, we incurred fees of $107 and $80, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
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

Hotel Supplies

For the three months ended June 30, 2010 and 2009, we incurred charges for hotel supplies of $17 and $6, respectively and for the six months ended June 30, 2010 and 2009, we incurred charges of $44 and $47, respectively.  For the three months ended June 30, 2010 and 2009, we incurred charges for capital expenditure purchases of $2,154 and $349 respectively, and for the six months ended June 30, 2010 and 2009, we incurred charges of $2,534 and $486, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and affiliated trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $8 and $32 is included in accounts payable at June 30, 2010 and December 31, 2009, respectively.

Due from Related Parties

The Due from Related Party balance as of June 30, 2010 and December 31, 2009 was approximately $3,507 and $2,394 respectively. The balances primarily consisted of accrued interest due on our development loans, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The Due to Related Parties balance as of June 30, 2010 and December 31, 2009 was approximately $542 and $769, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended June 30, 2010 and 2009, we incurred $354 and $291, respectively, of rent expense related to these ground leases.  For the six months ended June 30, 2010 and 2009, we incurred $646 and $583, respectively, of rent expense related to these ground leases.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
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

As of June 30, 2010, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and its counterparties.  However, as of June 30, 2010 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap agreement that effectively fixed the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $5,173 as of June 30, 2010.

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.  This interest rate cap matured on May 9, 2010 and was replaced by a new interest rate cap with identical terms that matures on May 9, 2011.

On April 19, 2010, we purchased an interest rate cap of $379 that effectively limits interest payments when LIBOR exceeds 2.00% on our two subordinated notes payable. The notional amount of the interest rate cap is $51,548 and equals the principal of the variable interest rate debt being hedged. The effective date of the interest rate cap is July 30, 2010, which correlates with the end of the fixed interest rate period on the notes payable.

The following table shows the estimated fair value of our derivatives at June 30, 2010 and December 31, 2009:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	June 30, 2010	December 31, 2009
May 9, 2010	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2011	$-	$-
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(33)	(53)
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	(71)	(103)
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	136	-
				$32	$(156)

The fair value of the derivative instrument asset is included in other assets and the fair value of the derivative instrument liabilities are included in accounts payable, accrued expenses and other liabilities at June 30, 2010 and December 31, 2009.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $191 and a loss of $16 for the three months ended June 30, 2010 and 2009, respectively, and a loss of $200 and a gain of $35 for the six months ended June 30, 2010 and 2009, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income. Hedge ineffectiveness of $0 on cash flow hedges was recognized in interest expense for the three months ended June 30, 2010 and 2009, and $0 and $1 was recognized in interest expense for the six months ended June 30, 2010 and 2009, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
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

Executives

2010 Long-Term Equity Incentive

On May 7, 2010, the Compensation Committee adopted an annual long-term equity incentive plan for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance shares.  The equity awards for 2010 will be made pursuant to the 2008 Plan or any other equity incentive plan approved by the Company’s shareholders.  Half of the award will be made, subject to the sole discretion of the Committee, if the executive officer is employed by the Company on the date awards are determined.  25% of the award will be based on RevPAR growth in 2010 on an absolute basis.  The final 25% of the award will be based on RevPAR growth in 2010 relative to a group of peer companies.  The number of shares to be issued will be determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31 for the applicable performance year.  The Company accounts for these grants as performance awards for which the Company assesses the achievement of the grant at the end of each period.  Compensation expense of $61 was recorded for the three and six months ended June 30, 2010 for the long-term program and is included in stock based compensation on the consolidated statement of operations.

Multi-Year Long-Term Equity Incentive

On May 7, 2010, the Compensation Committee also adopted a multi-year long-term equity incentive plan.  This plan has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The awards to be granted are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The number of equity awards to be issued under this program are determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2009.  If shares are issued under this program, half will vest immediately on December 31, 2012 while the other half will vest on December 31, 2013 if the executive remains employed by the Company.  The Company accounts for these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is amortized into compensation cost over the vesting period.  The fair value of these market based awards is estimated using a simulation or Monte Carlo method. For the purpose of the simulation, on the grant date we made the following assumptions:

•
volatility of our shares within a range of 53% to 71% over three year performance period which is calculated based on the volatility of our stock price over the last three years and an implied volatility;

•
volatility of our peer groups shares within a range of 15% to 117% over three year performance period which is calculated based on the volatility of our peers’ stock prices over the last three years and an implied volatility; and

•	risk-free interest rates ranging from 0.13% to 1.34%, which reflects the yield on zero-coupon risk free instruments ranging from 3 months to 3 years maturity.

Compensation expense of $488 was recorded for the three and six months ended June 30, 2010 for the multi-year program and is included in stock based compensation on the consolidated statement of operations.  Unearned compensation related to the multi-year program as of June 30, 2010 was $11,171.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 — SHARE-BASED PAYMENTS (CONTINUED)

Performance Share Awards

On August 5, 2009, the Company’s Compensation Committee awarded an aggregate of 354,250 performance shares pursuant to the 2008 Plan to our executive officers.  Performance shares are not considered to be outstanding at the time of grant, but are earned based on the Company’s Class A common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of Class A common shares.  On March 22, 2010, the second defined stock price threshold was met and an aggregate of 81,250 Class A common shares were issued upon settlement of an equivalent number of earned performance shares.  On May 18, 2010, the third defined stock price threshold was met and an aggregate of 78,000 Class A common shares were issued upon settlement of an equivalent number of earned performance shares.  The remaining performance shares may be earned, subject to the discretion of the Compensation Committee, upon completion of the performance period which ended August 4, 2010.  The Compensation Committee has not determined the amount of discretionary performance shares that will be earned and settled with common shares, if any.  The Company accounts for these grants as market based awards where the Company estimates the grant date fair value and is amortized into compensation cost over the vesting of the plan.  Compensation expense of $105 and $245 was incurred during the three and six months ended June 30, 2010, respectively, for the awards and is recorded in stock based compensation on the consolidated statement of operations.  Unearned compensation related to the awards as of June 30, 2010 and December 31, 2009 was $35 and $280, respectively.

Restricted Share Awards

Compensation expense related to the restricted share awards consisting of restricted common shares issued to executives of the Company of $720 and $451 was incurred during the three months ended June 30, 2010 and 2009, respectively, and $1,237 and $873 was incurred during the six months ended June 30, 2010 and 2009, respectively and is recorded in stock based compensation on the consolidated statement of operations.  Unearned compensation related to the restricted share awards as of June 30, 2010 and December 31, 2009 was $3,985 and $4,334, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
June 1, 2006	89,500	$9.40	4 years	25%/year	89,500	67,125	$-	$87
June 1, 2007	214,582	$12.32	4 years	25%/year	160,933	107,291	606	935
June 2, 2008	278,059	$8.97	4 years	25%/year	139,028	69,515	1,195	1,506
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	1,654	654	11	6
June 1, 2009	744,128	$2.80	4 years	25%/year	186,241	-	1,519	1,780
September 25, 2009	10,000	$3.06	1 year	100%/year	10,000	-	-	20
March 25, 2010	6,000	$5.02	2 years	50%/year	-	-	27	-
June 1, 2010	185,639	$4.63	0-3 years	25-100%/year	46,115	-	627	-
Total	1,531,524				633,471	244,585	$3,985	$4,334

Trustees

Compensation expense related to stock awards issued to the Board of Trustees of $125 and $48 was incurred during the three and six months ended June 30, 2010 and 2009, respectively and is recorded in stock based compensation on the statement of operations.  All shares issued to the Board of Trustees are immediately vested.  On June 1, 2010, 27,000 shares were issued to the Board of Trustees at a price on the date of grant of $4.63.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
BASIC AND DILUTED*
Income (Loss) from Continuing Operations	$5,998	$908	$(9,778)	$(9,545)
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(1,169)	(345)	502	1,586
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(2,400)	(2,400)
Dividends Paid on Unvested Restricted Shares	(45)	(55)	(100)	(145)
Income (Loss) from Continuing Operations applicable to Common Shareholders	3,584	(692)	(11,776)	(10,504)

Discontinued Operations
(Loss) Income from Discontinued Operations	(291)	576	(852)	346
Loss (Income) from Discontinued Operations allocated to Noncontrolling Interests	18	(106)	62	16
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(273)	470	(790)	362

Net Income (Loss) applicable to Common Shareholders	$3,311	$(222)	$(12,566)	$(10,142)

Denominator:
Weighted average number of common shares - basic	137,200,796	47,964,818	118,360,826	47,876,175
Effect of dilutive securities:
Stock Awards	790,894	-	- **	-
Option to acquire common shares	2,360,156	-	- **	-
Partnership Units	- *	- *	- *	- *
Weighted average number of common shares - diluted	140,351,846	47,964,818	118,360,826	47,876,175

Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.02	$(0.01)	$(0.10)	$(0.22)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	0.00	0.01	(0.01)	0.01
Net Income (Loss) applicable to Common Shareholders	$0.02	$0.00	$(0.11)	$(0.21)

DILUTED*
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.02	$(0.01)	$(0.10)	$(0.22)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	0.00	0.01	(0.01)	0.01
Net Income (Loss) applicable to Common Shareholders	$0.02	$0.00	$(0.11)	$(0.21)

*
Income (Loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2010 and 2009 were 9,239,135 and 8,746,300, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2010 and 2009 were 9,376,419 and 8,746,300, respectively.

**
Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the six months ended June 30, 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the six months ended June 30, 2010, there were 185,251 anti-dilutive unvested stock awards outstanding, 181,694 anti-dilutive contingently issuable share awards outstanding, and 1,916,814 anti-dilutive options to acquire our common shares outstanding.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the six months ended June 30, 2010 and 2009 totaled $22,058 and $20,537, respectively.

The following non-cash activities occurred during the six months ended June 30, 2010 and 2009:

	Six Months Ended,
	June 30, 2010	June 30, 2009
Common Shares issued as part of the Dividend Reinvestment Plan	$6	$19
Issuance of Common Shares to the Board of Trustees	125	84
Acquisitions of hotel properties
Issuance of Common Units	6,256	-
Debt assumed, net of discount	11,937	29,824
Settlement of notes receivable and accrued interest receivable	1,408	-
Interests in unconsolidated joint ventures used as consideration	4,133	-
Settlement of development loans receivable principal and accrued interest revenue receivable	7,839	19,555
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	1,235	3,310
Conversion of Common Units to Common Shares	8,424	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for disposition are included in discontinued operations in the statements of operations for all periods presented.

In May 2009, our Board of Trustees authorized management of the Company to sell the Mainstay Suites, Frederick, MD (Mainstay Suites) and the Comfort Inn, Frederick, MD (Comfort Inn).  The operating results for these hotels were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2009.  The Mainstay Suites was acquired by the Company in January 2002 and the Comfort Inn in May 2004.  These two properties were sold to an unrelated buyer in July 2009.

In May 2009, our Board of Trustees authorized management of the Company to sell its 55% interest in its consolidated joint venture that owns the Sheraton Four Points, Revere, MA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2009.  Our interest in the hotel was acquired in March 2004 and was sold to our joint venture partner in July 2009.

In June 2009, our Board of Trustees authorized management of the Company to sell the Hilton Garden Inn, Gettysburg, PA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2009.  The hotel was acquired by the Company in July 2004 and was sold to an unrelated buyer in July 2009.

On September 24, 2009, we transferred our investment in the land parcel located at 440 West 41st Street, New York, NY to Metro Forty First Street, LLC, an entity controlled by a non-affiliated third party.  This land parcel was part of the consideration given to acquire our 100% interest in York Street, LLC, the owner of the Hilton Garden Inn, TriBeCa, New York, NY.  The operating results from this land parcel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2009.  The land parcel was acquired in June 2007.

During the third quarter of 2009, our Board of Trustees authorized management of the Company to sell the Comfort Inn, North Dartmouth, MA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2010 and 2009.  The hotel was acquired by the Company in May 2006.  The property has a mortgage loan in the amount of $3,000 which is classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of June 30, 2010.

During the third quarter of 2009, our Board of Trustees authorized management of the Company to sell our two remaining land parcels located at 39th Street and 8th Avenue, New York, NY and Nevins Street, Brooklyn, NY.  The operating results from these land parcels were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2010 and 2009.  The land parcels were acquired in July 2007.   The land parcels have mortgage loans in the aggregate amount of $17,861, which are classified as “Liabilities Related to Assets Held for Sale” on our consolidated balance sheets as of June 30, 2010.

In September 2009, our Board of Trustees authorized management of the company to sell the Holiday Inn Express, New Columbia, PA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2010 and 2009.  The hotel was acquired by the Company in December 1997 and was sold to an unrelated buyer in July 2010 for consideration of $3,000 with a gain on sale of $348, which will be recognized in the third quarter of 2010.

We allocate interest to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $388 and $378 for the three months ended June 30, 2010 and 2009, respectively, and $772 and $767 for the six months ended June 30, 2010 and 2009, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS (CONTINUED)

Assets held for sale consisted of the following as of June 30, 2010:

	June 30, 2010	December 31, 2009

Land	$18,548	$18,389
Buildings and Improvements	6,202	2,912
Furniture, Fixtures and Equipment	1,606	531
Intangible Assets	57	50
	26,413	21,882

Less Accumulated Depreciation & Amortization	(2,858)	(809)

Assets Held for Sale	$23,555	$21,073

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue:
Hotel Operating Revenues	$753	$4,024	$1,110	$6,919
Land Lease Revenue	-	1,316	-	2,624
Total Revenues	753	5,340	1,110	9,543

Expenses:
Hotel Operating Expenses	505	2,954	903	5,565
Land Lease Expense	-	732	-	1,456
Real Estate and Personal Property Taxes and Property Insurance	76	161	151	325
Depreciation and Amortization	42	537	87	1,082
General and Administrative	16	2	19	2
Loss from Impairment of Assets	17	-	30	-
Interest Expense	388	378	772	767
Total Expenses	1,044	4,764	1,962	9,197

(Loss) Income from Discontinued Operations	$(291)	$576	$(852)	$346

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

·	our business or investment strategy;
·	our projected operating results;
·	our distribution policy;
·	our liquidity;
·	completion of any pending transactions;
·	our ability to obtain future financing arrangements;
·	our understanding of our competition;
·	market trends; and
·	projected capital expenditures.

Forward-looking statements are based on our beliefs, assumptions and expectations, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Readers should not place undue reliance on forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements:

·	general volatility of the capital markets and the market price of our common shares;
·	changes in our business or investment strategy;
·	availability, terms and deployment of capital;
·	availability of qualified personnel;
·	changes in our industry and the market in which we operate, interest rates, or the general economy;
·	the degree and nature of our competition;
·
financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

·	the depth and duration of the current economic downturn;
·	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
·	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
·	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
·	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
·	the degree and nature of our competition;
·	increased interest rates and operating costs;
·	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
·	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;
·	availability of and our ability to retain qualified personnel;
·	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
·	environmental uncertainties and risks related to natural disasters;
·	changes in real estate and zoning laws and increases in real property tax rates; and
·	the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

General

As of June 30, 2010, we owned interests in 77 hotels, located primarily in the eastern United States, including interests in 15 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of June 30, 2010, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

Over the past seven quarters, the U.S. economy has been influenced by financial market turmoil, high unemployment and low consumer sentiment. The recessionary environment in 2009 had a negative impact on overall lodging demand and our results of operations and financial condition.  During the six months ended June 30, 2010, we started to see improvement as we saw increases in our occupancy, Revenue Per Available Room (“RevPAR”), and Average Daily Rate (“ADR”) as compared to the six months ended June 30, 2009.

The turmoil in the financial markets, which began in the fourth quarter of 2008, caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  This turmoil in the financial markets may continue to have a negative impact on the collectability of our portfolio of development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued and will continue to monitor this portfolio on an on-going basis.

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

We are planning for some stabilization and improvement in consumer and commercial spending and lodging demand during 2010. We do not anticipate a significant improvement in lodging demand until the current economic trends also show signs of significant improvement, particularly improvement from the weak overall economy and improvement in liquidity in the credit markets. The general economic trends discussed above make it difficult to predict our future operating results.  There can be no assurances that we will not experience declines in hotel revenues, occupancy, ADR or RevPAR at our properties or experience defaults under our development loans for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns, the continued impact of the trends identified above and the limited availability of permanent financing to refinance or repay existing development loans, as well as other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other documents that we may file with the SEC in the future.

Notwithstanding general economic and industry conditions, we believe we are positioned to take part in the economic recovery anticipated to occur in the second half of 2010, both operationally and strategically.  As we enter this next cycle of the lodging industry and as a result of our company’s growth over the last five years, we expect to see our hotel acquisition strategy shift slightly from that employed in prior years.  We will continue to seek acquisition opportunities in urban centers, central business districts, primary suburban markets and stable secondary markets.  However, we do not expect to actively pursue acquisitions made through joint ventures similar to those we own today, and will consider opportunities to acquire our joint venture partners’, or sell our, interests in existing joint ventures, as we did with our Glastonbury, CT, joint ventures in January 2010.  In addition, we do not expect to actively pursue additional development loans and land leases as part of our hotel acquisition strategy.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future growth, but we may pursue these types of investments in the future on an opportunistic basis.

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and six months ended June 30, 2010 and 2009:

CONSOLIDATED HOTELS:
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Variance	2010	2009	% Variance

Rooms Available	670,297	584,088	14.8%	1,304,509	1,152,708	13.2%
Rooms Occupied	521,225	432,539	20.5%	912,171	759,146	20.2%
Occupancy	77.76%	74.05%	3.71%	69.92%	65.86%	4.07%
Average Daily Rate (ADR)	$136.59	$126.64	7.9%	$129.13	$125.11	3.2%
Revenue Per Available Room (RevPAR)	$106.21	$93.78	13.3%	$90.29	$82.40	9.6%

Room Revenues	$71,193,609	$54,778,581	30.0%	$117,790,569	$94,977,980	24.0%
Hotel Operating Revenues	$74,564,372	$57,352,231	30.0%	$123,717,877	$99,526,011	24.3%

The following table outlines operating results for the three and six months ended June 30, 2010 and 2009, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.  This table excludes the operations of the Hilton Garden Inn, Glastonbury, CT and Homewood Suites, Glastonbury, CT.  On January 1, 2010, we acquired our joint venture partner’s membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.  As a result of this transaction, our joint venture partner acquired our membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.  In addition, this table excludes the operations of the Courtyard South Boston, MA.  On April 13, 2010, this hotel became one of our consolidated joint venture properties due to our acquisition of the mortgage note secured by Courtyard South Boston, MA.  The acquisition of this mortgage note caused us to be the primary beneficiary of the joint venture that owns the Courtyard South Boston, MA.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Variance	2010	2009	% Variance

Rooms Available	198,667	198,667	0.0%	395,227	395,227	0.0%
Rooms Occupied	147,172	133,693	10.1%	261,995	245,241	6.8%
Occupancy	74.08%	67.30%	6.8%	66.29%	62.05%	4.2%
Average Daily Rate (ADR)	$135.79	$134.64	0.9%	$131.78	$132.61	-0.6%
Revenue Per Available Room (RevPAR)	$100.59	$90.61	11.0%	$87.35	$82.28	6.2%

Room Revenues	$19,984,317	$18,000,910	11.0%	$34,524,639	$32,520,524	6.2%
Total Revenues	$25,939,788	$23,743,620	9.2%	$45,132,482	$43,276,287	4.3%

RevPAR for the three and six months ended June 30, 2010 increased 13.3% and 9.6%, respectively, for our consolidated hotels and increased 11.0% and 6.2% for the three and six months ended June 30, 2010, respectively, for our unconsolidated hotels when compared to the same period in 2009.  This increase in RevPAR was primarily due to an increase in demand as a result of improving economic conditions.  This rebound in demand resulted in an increase in occupancy, RevPAR, and ADR for the portfolio with the exception of a 0.6% decrease in ADR for the unconsolidated joint ventures portfolio for the six months ended June 30, 2010.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 TO JUNE 30, 2009
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the three months ended June 30, 2010 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $17,212 or 30.0%, from $57,352 for the three months ended June 30, 2009 to $74,564 for the same period in 2010.

The increase in hotel operating revenues was primarily attributed to the acquisitions consummated subsequent to the second quarter of 2009.  We acquired interests in the following six consolidated hotels which contributed the following operating revenues for the three months ended June 30, 2010:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hampton Inn & Suites	West Haven, CT	November 4, 2009	98	763
Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	1,338
Hampton Inn	Times Square, NY	February 9, 2010	184	3,052
Candlewood Suites	Times Square, NY	February 9, 2010	188	2,455
Holiday Inn Express	Times Square, NY	February 9, 2010	210	3,341
Holiday Inn	Wall Street, NY	May 7, 2010	113	1,031
			943	$11,980

Revenue for hotels acquired since June 30, 2009 is included in hotel operating revenue for the three months ended June 30, 2010 but did not contribute to revenue during the same period in 2009.  In addition, there has been improvement in the occupancy and ADR within our existing portfolio.  ADR increased 7.9% from $126.64 per room for the three months ended June 30, 2009 to $136.59 per room during the same period in 2010.  Our occupancy rate increased 371 basis points from 74.05% during the three months ended June 30, 2009 to 77.76% for the same period in 2010.

Interest income from development loans decreased $990 or 45.7% to approximately $1,176 for the three months ended June 30, 2010 from $2,166 for the three months ended June 30, 2009, due to the decrease in the average balances outstanding.  The average balance outstanding during the three months ended June 30, 2010 was lower than the average balance outstanding during the same period in 2009 due primarily to the settlement of several development loans in connection with hotel acquisitions occurring during the second and fourth quarter of 2009 and the second quarter of 2010 and, as previously disclosed, the impairment of two loans in the third quarter of 2009.

Of the $40,329 in development loans receivable outstanding as of June 30, 2010, $8,000, or 19.84%, is invested in hotels that are operating and generating revenue, and $32,329, or 80.16%, is invested in hotel construction projects with significant progress made toward completion.  As a result of previous impairment charges, we currently do not reflect on our balance sheet any value for the development loans to hotel development projects that are in the early phase of development that includes land acquisition and site preparation.

As hotel developers are engaged in constructing new hotels or renovating existing hotels, the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Two of our development loans, including one such loan to an entity affiliated with certain of our trustees and executive officers, allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $629 in accrued interest on these loans was added to principal for the three months ended June 30, 2010.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues increased $27, from $161 for the three months ended June 30, 2009 to $188 during the three months ended June 30, 2010.  The increase in other revenue was due primarily to increases in asset management fees as a result of increasing revenues at the hotels owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses increased $8,308, or 26.5%, to approximately $39,618 for the three months ended June 30, 2010 from $31,310 for the three months ended June 30, 2009.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2009, as mentioned above.  The acquisitions also resulted in a $2,015, or 18.8%, increase in depreciation and amortization expense from $10,713 for the three months ended June 30, 2009 to $12,728 for the three months ended June 30, 2010. Real estate and personal property tax and property insurance increased $1,277, or 38.0%, in the three months ended June 30, 2010 when compared to the same period in 2009 primarily due to the acquisitions and from increases in assessments and insurance premiums at certain of the hotel properties.  Property insurance expense also increased due to the acquisitions consummated since the comparable period in 2009.

General and administrative expense increased $532, or 38.8%, from $1,371, for the three months ended June 30, 2009 to $1,903 for the three months ended June 30, 2010.  In May of 2010, the Compensation Committee approved an increase in 2010 base salaries for the named executives over the 2009 levels which was to be applied retroactively to January 1, 2010.  The increase in general and administrative expense was due, in part, to an adjustment recorded during May 2010 for the cumulative effect of these salary increases for the first five months of the year.  In addition, incentive compensation of $124 was awarded to certain members of the non-named executive management team and was expensed during the quarter.

Non-cash stock based compensation expense increased $1,000 when comparing the three months ended June 30, 2010 to the same period in 2009.  In August of 2009, the Compensation Committee created performance share awards which provide the named executive officers with the Company’s common shares if the price of the common shares reaches certain defined thresholds.  As of June 30, 2010 each of the thresholds had been met.  Included in stock based compensation for the three months ended June 30, 2010 was $105 for the performance share awards which were not in place during the same period in 2009.  In May of 2010, the Compensation Committee modified the compensation of the Company’s named executives and created a multi-year long term equity incentive award program.  Under this program, the named executives will receive a certain number of the Company’s common shares if defined total shareholder return targets are met.  Included in stock based compensation for the three months ended June 30, 2010 was $488 for the multi-year long term equity incentive awards which were not in place during the same period in 2009.  In May of 2010, the Compensation Committee modified the compensation of the Company’s named executives and created an annual long term equity incentive award program.  Under this program, the named executives will receive a certain number of the Company’s common shares if defined RevPAR growth targets are met.  Included in the stock based compensation for the three months ended June 30, 2010 was $61 for the annual long term equity incentive awards which were not in place during the same period in 2009.  Stock based compensation expense related to shares issued to our trustees increased $77 of the three months ended June 30, 2010 when compared to the same period in 2009 due primarily to an increase in the number of trustees receiving the awards and an increase in the value of the Company’s common shares.  The remaining increase in stock based compensation is a result of an increase in the number of restricted shares outstanding.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the three and six months June 30, 2010 and 2009 (unaudited) for more information about our stock based compensation.

Beginning January 1, 2009, US GAAP requires that costs related to business combinations, which includes the acquisition of hotel properties, be expensed currently rather than included in the value of the business acquired.  As a result, amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs increased $185 from $37 for the three months ended June 30, 2009 to $222 for the three months ended June 30, 2010 due to acquisitions consummated during the three months ended June 30, 2010.  Of these costs incurred, $151 related to our acquisition of the Holiday Inn Wall Street in New York, NY.  The remaining costs related to transactions that we terminated during the quarter. One acquisition was consummated during the same period in 2009.  Acquisition costs typically consist of transfer taxes, legal fees and other costs typically associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

Our interest in the loss from unconsolidated joint ventures was $131 for the three months ended June 30, 2010 compared to $395 for the same period in 2009.  RevPAR for our unconsolidated hotel portfolio increased 11.0% during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.  Our loss from unconsolidated joint ventures for the second quarter of 2010 was offset by a $2,190 gain recognized for the remeasurement of our interest in Hiren Boston, LLC the owner of the Courtyard South Boston, MA.  Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the three and six months June 30, 2010 and 2009 (unaudited) for more information about the remeasurement of our interest in Hiren Boston, LLC.

Net Income (Loss)

Net income applicable to common shareholders for the three months ended June 30, 2010 was $3,356 compared to net loss applicable to common shareholders of $167 for the same period in 2009.

Operating income for the three months ended June 30, 2010 was $14,964 compared to operating income of $12,095 during the same period in 2009. The $2,869 increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred since June 30, 2009.

Interest expense increased $142 from $10,811 for the three months ended June 30, 2009 to $10,953 for the three months ended June 30, 2010. The increase in interest expense is due primarily to debt incurred related to hotel acquisitions consummated since the comparable period in 2009, offset by a decrease in interest expense on our line of credit, as the average balance was lower during the three months ended June 30, 2010 as compared to the same period in 2009.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 TO JUNE 30, 2009
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the six months ended June 30, 2010 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $24,192 or 24.3%, from $99,526 for the six months ended June 30, 2009 to $123,718 for the same period in 2010.

The increase in hotel operating revenues was primarily attributable to the acquisitions consummated subsequent to the second quarter of 2009.  We acquired interests in the following six consolidated hotels which contributed the following operating revenues for the six months ended June 30, 2010:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hampton Inn & Suites	West Haven, CT	November 4, 2009	98	1,349
Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	2,428
Hampton Inn	Times Square, NY	February 9, 2010	184	4,189
Candlewood Suites	Times Square, NY	February 9, 2010	188	3,307
Holiday Inn Express	Times Square, NY	February 9, 2010	210	4,456
Holiday Inn	Wall Street, NY	May 7, 2010	113	1,031
			943	$16,760

Revenues for hotels acquired since June 30, 2009 are included in the six months ended June 30, 2010 but did not contribute to revenue during the same period in 2009.  In addition, ADR increased 3.2% from $125.11 per room for the six months ended June 30, 2009 to $129.13 per room during the same period in 2010.  Our occupancy rate increased 406 basis points from approximately 65.86% during the six months ended June 30, 2009 to approximately 69.92% for the same period in 2010.

Interest income from development loans decreased $2,013 or 44.1% to approximately $2,550 for the six months ended June 30, 2010 from $4,563 for the six months ended June 30, 2009, due to the decrease in the average balances outstanding.  The average balance outstanding during the six months ended June 30, 2010 was lower than the average balance outstanding during the same period in 2009 due primarily to the settlement of several development loans in connection with hotel acquisitions occurring during the fourth quarter of 2009 and second quarter of 2010 and, as previously disclosed, the impairment of two loans in the third quarter of 2009.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.

Expenses

Total hotel operating expenses increased $12,328, or 20.8%, to approximately $71,565 for the six months ended June 30, 2010 from $59,237 for the six months ended June 30, 2009.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2009, as mentioned above.  The acquisitions also resulted in a $3,632, or 17.2%, increase in depreciation and amortization expense from $21,106 for the six months ended June 30, 2009 to $24,738 for the six months ended June 30, 2010. Real estate and personal property tax and property insurance increased $2,125, or 32.5%, in the six months ended June 30, 2010 when compared to the same period in 2009 primarily due to the acquisitions and from increases in assessments and rates at certain of the hotel properties.  Property insurance expense also increased due to the acquisitions consummated since the comparable period in 2009.

General and administrative expense increased $1,887, or 66.2%, from $2,850, for the six months ended June 30, 2009 to $4,737for the three months ended June 30, 2010.  This increase was primarily due to an accrual for incentive compensation of $1,311 related to the Company’s performance during the 2009 fiscal year which was not approved by our Board of Trustees until March 17, 2010 and therefore was not recorded until the first quarter of 2010.  A similar charge was not included in the general and administrative expenses for the six months ended June 30, 2009.  Also, in May of 2010, the Compensation Committee approved an increase in 2010 base salaries for the named executives over the 2009 levels which was to be applied retroactively to January 1, 2010.  A portion of the increase in general and administrative expense was due to an adjustment recorded May 2010 for the cumulative effect of these salary increases for the first five months of the year.  In addition, incentive compensation of $123 was awarded to certain members of the non-named executive management team and was expensed during the six months ended June 30, 2010.

Non-cash stock based compensation expense increased $1,235 when comparing the six months ended June 30, 2010 to the same period in 2009.  In August of 2009, the Compensation Committee created performance share awards which provide the named executive officers with the Company’s common shares if the price of the common shares reached certain defined thresholds.  As of June 30, 2010 each of the thresholds had been met.  Included in stock based compensation for the six months ended June 30, 2010 was $245 for the performance share awards which were not in place during the same period in 2009.  In May of 2010, the Compensation Committee modified the compensation of the Company’s named executives and created a multi-year long term equity incentive award program.  Under this program, the named executives will receive a certain number of the Company’s common shares if defined total shareholder return targets are met.  Included in stock based compensation for the six months ended June 30, 2010 was $488 for the multi-year long term equity incentive awards which were not in place during the same period in 2009.  In May of 2010, the Compensation Committee modified the compensation of the Company’s named executives and created an annual long term equity incentive award program.  Under this program, the named executives will receive a certain number of the Company’s common shares if defined RevPAR growth targets are met.  Included in the stock based compensation for the three months ended June 30, 2010 was $61 for the annual long term equity incentive awards which were not in place during the same period in 2009.  Stock based compensation expense related to shares issued to our trustees increased $77 for the six months ended June 30, 2010 when compared to the same period in 2009 due primarily to an increase in the number of trustees receiving the awards and an increase in the value of the Company’s common shares.  The remaining increase in stock based compensation is a result of an increase in the number of restricted shares outstanding.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the three and six months June 30, 2010 and 2009 (unaudited) for more information about our stock based compensation.

Acquisition and terminated transaction costs increased $3,514 from $44 for the six months ended June 30, 2009 to $3,558 for the six months ended June 30, 2010 due to acquisitions consummated during the six months ended June 30, 2010.  Of these costs incurred, $3,228 related to our acquisition of three hotels acquired in the vicinity of Times Square in New York, NY, $20 related to our acquisition of the Hilton Garden Inn, Glastonbury, CT, and $151 related to our acquisition of the Holiday Inn Wall Street in New York, NY.  The remaining costs related to transactions that we terminated during the quarter. One acquisition was consummated during the same period in 2009.  Acquisition costs typically consist of transfer taxes, legal fees and other costs typically associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

Our interest in the loss from unconsolidated joint ventures was $1,171 for the six months ended June 30, 2010 compared to $1,724 for the same period in 2009.  RevPAR for our unconsolidated hotel portfolio increased 6.2% during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.  Our loss from unconsolidated joint ventures for the six months ended June 30, 2010 was offset by a $1,818 gain recognized from the remeasurement of our interest in PRA Glastonbury, LLC the owner of the Hilton Garden Inn, Glastonbury, CT, due to our acquisition of our joint venture partner’s 52.0% interest in the venture.  In addition, we recorded a $2,190 gain recognized from the remeasurement of our interest in Hiren Boston, LLC the owner of the Courtyard South Boston, MA.  Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the three and six months June 30, 2010 and 2009 (unaudited) for more information about the remeasurement of our interests in PRA Glastonbury, LLC and Hiren Boston, LLC.

Net Loss

Net loss applicable to common shareholders for the six months ended June 30, 2010 was $12,466 compared to net loss applicable to common shareholders of $9,997 for the same period in 2009.

Operating income for the six months ended June 30, 2010 was $10,549 compared to operating income of $13,191 during the same period in 2009. The $2,642 decrease in operating income was primarily due to the acquisition and terminated transaction costs associated with the hotel acquisitions consummated during the six months ended June 30, 2010, as mentioned above.

Interest expense increased $1,269 from $21,041 for the six months ended June 30, 2009 to $22,310 for the six months ended June 30, 2010. The increase in interest expense is due primarily to debt incurred related to hotel acquisitions consummated since the comparable period in 2009, offset by a decrease in interest expense on our line of credit, as the average balance was lower during the six months ended June 30, 2010 as compared to the same period in 2009.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

Debt and Equity Offerings

The ability to originate or refinance existing loans has become and continues to be very restrictive for all borrowers, even for those borrowers that have strong balance sheets.  While we maintain a portfolio of what we believe to be high quality assets and we believe our leverage to be at acceptable levels, the market for new debt origination and refinancing of existing debt remains challenging and visibility on the length of debt terms, the loan to value parameters and loan pricing on new debt originations is limited.

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

We maintain a revolving credit facility with a syndicate of lenders that have committed up to $135,000.  The line of credit expires December 31, 2011 and includes an option to extend the maturity until December 31, 2012.  This option may be exercised at the sole discretion of the lenders.  As of June 30, 2010 we had $44,700 in borrowings under the line of credit and $7,882 in letters of credit outstanding under this facility resulting in a remaining borrowing capacity under the Line of Credit of $82,418.  We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2010, we have $4,026 coming due on or before December 31, 2010.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of refinancing the existing debt with new lenders, draws on the remaining capacity on our existing credit facility, and issuing public debt or equity.

On January 21, 2010, we completed a public offering in which 51,750,000 common shares, including 6,750,000 common shares subject to an overallotment option exercised by the underwriters, that were sold by us through several underwriters for net proceeds to us of approximately $148,955 before the payment of offering-related expenses.  On March 24, 2010, we completed a public offering in which 27,600,000 common shares, including 3,600,000 common shares subject to an overallotment option exercised by the underwriters, that were sold by us through several underwriters for net proceeds to us of approximately $112,762 before the payment of offering-related expenses.  Aggregate offering-related expenses associated with these two public offerings were approximately $953, resulting in net proceeds after expenses of $260,764.

Development Loans Receivable

This borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As June 30, 2010, we have $40,329 in development loan principal receivable and $2,715 in accrued interest receivable on these loans.

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

In addition, the contractual terms of two development loans allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $1,235 of accrued interest was added to loan principal for the six months ended June 30, 2010.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

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

On May 7, 2010, we entered into a contribution agreement with an unrelated third party and closed on the acquisition of 100% of the membership interests in Maiden Hotel LLC, the owner of the Wall Street Holiday Inn, New York, NY. The aggregate purchase price paid for the membership interests in Maiden Hotel LLC was approximately $34,876. The purchase price paid included the issuance of 200,000 Common Units, valued at $957, the settlement of $7,839 of existing mezzanine financing and accrued interest income, $57 in franchise fees and the payment of approximately $26,023 in cash provided, in part, from borrowings under our existing line of credit. The property was purchased unencumbered of debt.  In addition, we paid closing costs of $151 and acquired approximately $511 in net working capital.

Our purchase agreements for some of our previous acquisitions contain certain earn-out provisions that entitle the seller to a payment based on operating metrics of the hotel properties.  While we are unable to determine whether amounts will be paid under these two earn-out provisions until the expiration of the earn-out periods, based on results of the properties through June 30, 2010, we believe no amounts will be due under these earn-out provisions.

We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, issuances of Common Units, issuances of preferred units or other securities or borrowings.

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

Beginning with our dividend declaration in the second quarter of 2009, the Company reduced its quarterly dividend payment by approximately 72% in order to preserve cash.  As noted above, we issued common shares in public offerings and issued Common Units in connection with our acquisition of hotel properties.  Assuming we continue to make distributions to our common shareholders and common unitholders at our current rate and assuming no additional common shares or common units are issued, these distributions would approximate $29,552 over the next twelve months.  We cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all.  While, due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter, we believe, based on our current estimates, which include the addition of cash provided by hotels acquired in the first and second quarters of 2010, that our cash provided by operating activities will be sufficient over the next twelve months to fund the payment of our dividend at its current level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to further reduce or suspend these distributions.  Cash provided by operating activities for the six months ended June 30, 2010 was $16,944 while cash used for the payment of distributions and dividends was $13,077.

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

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements.  During 2009, our hotel managers had implemented a policy of limiting capital expenditures to only those projects that impact safety to our guests or preserve the value of our hotel assets.  As economic conditions have improved, we have begun to fund addition capital expenditures, including the lobby renovation of several of our hotels. In addition, we commenced renovations to convert two of our existing adjoining hotel properties in King of Prussia, PA into a Hyatt Place during the second quarter of 2010.  The total cost to complete this conversion is expected to be $7,500, of which we will receive $1,200 from the franchisor upon the completion of the conversion.  As of June 30, 2010, we have incurred and capitalized $3,441 in these renovation costs, including $22 in capitalized interest.  The remaining estimated cash required to complete this project is expected to be provided by undistributed cash from our operations or borrowings under our credit facilities. The Hyatt Place is expected to open during the third quarter of 2010.

We have increased our spending on capital improvements during the six months ended June 30, 2010 when compared to the same period in 2009.  We intend to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Net cash provided by operating activities increased $7,644, from $9,300 for the six months ended June 30, 2009 to $16,944 for the same period in 2010.  Net income, adjusted for non-cash items such as depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation decreased $395 during the six months ended June 30, 2010 when compared to the same period in 2009.  However, included in net income is a charge of $3,438 for acquisition and terminated transaction costs which are included in cash paid for the purchase of hotel property assets in investing activities.  In addition the Company benefited from a decrease in net cash used as a result of changes in working capital assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2010 increased $201,854, from $11,480 in the six months ended June 30, 2009 compared to $213,334 for the six months ended June 30, 2010.  During the six months ended June 30, 2010, we used $190,793 to acquire five properties.  This compares to just $4,794 to acquire one property during the same period in 2009.  We have also funded $3,441 in construction costs for the conversion of two of our existing adjoined hotels into a Hyatt Place and a $1,500 deposit for the acquisition of another hotel property.  In addition, we invested $13,750 in the Courtyard South Boston which is owned by a joint venture in which we have a 50% ownership interest.  Offsetting these increases in cash used in investing activities was a decrease of $2,000 in cash used to invest in development loans receivable for the six months ended June 30, 2010 when compared to the same period in 2010.

Net cash provided by financing activities for the six months ended June 30, 2010 was $202,935 compared to cash used in financing activities of $826 during the same period in 2009.  During the six months ended June 30, 2010, we issued 79,350,000 common shares resulting in net proceeds of $260,764.  Net repayments of our credit facility were $34,500 during the six months ended June 30, 2010 compared to net proceeds of $25,100 during the same period in 2009.  Net repayments of our mortgages and notes payable were $9,773 during the six months ended June 30, 2010 compared to net proceeds of $3,131 during the same period in 2009.  The repayment of borrowings from our credit facility and mortgages and notes payable resulted from the proceeds of our offerings and is part of an effort to lower our consolidated indebtedness.  The Company reduced its quarterly common dividend by approximately 72% from $0.36 per share during the six months ended June 30, 2009 to $0.10 per share during the same period of 2010.  The decrease in the rate of dividends and distributions was partially offset by an increase in number of shares outstanding.  The net decrease in total dividends and distributions paid was $9,838.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income (loss) applicable to common shares	$3,356	$(167)	$(12,466)	$(9,997)
Income (loss) allocated to noncontrolling interest	1,151	451	(564)	(1,602)
(Income) loss from unconsolidated joint ventures	(2,059)	395	(2,837)	1,724
Depreciation and amortization	12,728	10,713	24,738	21,106
Depreciation and amortization from discontinued operations	42	537	87	1,082
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	(124)	(287)	-	(75)
Funds from consolidated hotel operations applicable to common shares and Partnership units	15,094	11,642	8,958	12,238

Income (loss) from unconsolidated joint ventures	2,059	(395)	2,837	(1,724)
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	(2,190)	-	(4,008)	-
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	509	525	1,017	1,046
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,152	1,184	1,381	1,725
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	1,530	1,314	1,227	1,047

Funds from Operations applicable to common shares and Partnership units	$16,624	$12,956	$10,185	$13,285

Weighted Average Common Shares and Units Outstanding
Basic	137,200,796	47,964,818	118,360,826	47,876,175
Diluted	149,590,981	56,711,118	130,021,004	56,622,475

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $16,624 for the three months ended June 30, 2010, which was an increase of $3,668, or 28.3%, over FFO in the comparable period in 2009, which was $12,956.  The increase in FFO was due primarily to the accretive acquisition of hotel properties and improving economic conditions that have caused increases in the RevPAR of certain hotel properties.  FFO was negatively impacted by a decrease in interest income from development loans of $990 for the three months ended June 31, 2010 when compared to the same period in 2009.  In addition, real estate and personal property taxes and property insurance expense increased $1,277, or 38.0%, from $3,363 for the three months ended June 30, 2009 to $4,640 for the same period in 2010 due to the acquisition of hotel properties and increased assessments on our hotel properties.

FFO was $10,185 for the six months ended June 30, 2010, which was a decrease of $3,100 or 23.3%, over FFO in the comparable period in 2009, which was $13,285.   FFO for the six months ended June 30, 2010 was negatively impacted by acquisition and terminated transaction costs of $3,558 which were incurred in connection with the acquisition of hotel properties consummated during this period.  FFO was also negatively impacted by a decrease in interest income from development loans of $2,013 for the six months ended June 31, 2010 when compared to the same period in 2009.  In addition, real estate and personal property taxes and property insurance expense increased $2,125, or 32.5%, from $6,547 for the six months ended June 30, 2009 to $8,672 for the same period in 2010 due to the acquisition of hotel properties and increased assessments on our hotel properties.  The decrease in FFO was partially offset by the accretive acquisition of hotel properties and improving economic conditions that have caused increases in the RevPAR of certain hotel properties.

Critical Accounting Policies

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2010 and 2009 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.Investment in Hotel Properties

We follow an accounting model for the impairment or disposal of long-lived assets including discontinued operations in accordance with US GAAP.

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

As of June 30, 2010, based on our analysis, we have determined that the future cash flow of our portfolio is sufficient to recover its carrying value.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investments in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  If the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of June 30, 2010, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2010, we are exposed to interest rate risk with respect to our outstanding borrowings under our variable rate Line of Credit and certain variable rate mortgages and notes payable. As of June 30, 2010, we had total variable rate debt outstanding of $96,377 consisting of outstanding borrowings under variable rate mortgages and notes payable.  At June 30, 2010, our variable rate debt outstanding had a weighted average interest rate of 4.19%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2010 would be an increase or decrease in our interest expense for the three months ended June 30, 2010 of $186.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2010 would be an increase or decrease in our interest expense for the six months ended June 30, 2010 of $445.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate swaps related to debt on the nu Hotel, Brooklyn, NY and Hilton Garden Inn, Edison, NJ, and two interest rate caps related to debt on the Hotel 373, New York, NY and our two subordinated notes payable. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2010 approximately 86.5% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of a derivative instrument, while approximately 13.5% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2010 to be approximately $625,380, and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2010 to be approximately $704,549.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2010, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$3,750	$31,028	$15,682	$32,427	$42,526	$441,566	$566,979
Weighted Average Interest Rate	6.04%	6.15%	6.15%	6.14%	6.12%	6.12%	6.12%

Floating Rate Debt	$276	$48,954	$182	$182	$2,082	$51,548	$103,224
Weighted Average Interest Rate	3.69%	3.33%	3.33%	3.33%	3.34%	3.34%	3.39%
	$4,026	$79,982	$15,864	$32,609	$44,608	$493,114	$670,203

Credit Facility
	-	$44,700	$-	-	-	-	$44,700
Weighted Average Interest Rate		4.25%					4.25%

TOTAL	$4,026	$124,682	$15,864	$32,609	$44,608	$493,114	$714,903

The table incorporates only those exposures that existed as of June 30, 2010, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates principal repayments and certain adjustments to reflect:

·	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
·	the lender’s extension of the maturity of the revolving line of credit extension options.

	2010	2011	2012	2013	2014	Thereafter	Total

Principal repayments due as of June 30, 2010, as noted above	$4,026	$124,682	$15,864	$32,609	$44,608	$493,114	$714,903

Adjustments:

Extension Options (1)
Hotel 373 - 5th Avenue, New York, NY (2)	-	(22,000)	22,000	-	-	-	-
nu Hotel Brooklyn - New York, NY (3)	-	(18,000)	-	18,000	-	-	-
Hilton Garden Inn - Edison, NJ (4)	-	(5,173)	5,173	-	-	-	-
TownePlace Suites - Harrisburg, PA (5)	-	(9,096)	9,096	-	-	-	-
Hampton Inn - West Haven, CT (6)	-	-	(7,620)	-	-	7,620	-
Residence Inn - Carlisle (7)	-	-	-	(6,795)	-	6,795	-
Line of Credit Facility (8)	-	(44,700)	44,700	-	-	-	-

Pro Forma Principal Repayments (9)	$4,026	$25,713	$89,213	$43,814	$44,608	$507,529	$714,903

(1) Adjustments reflect principal balances as of June 30, 2010.  Adjustments do not include amortization of principal scheduled to occur subsequent to June 30, 2010 through maturity date or extended maturity date if options are exercised.

(2) Represents mortgage debt on the Hotel 373 - 5th Avenue, New York, NY, which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from May of 2011 to May of 2012.

(3) Represents mortgage debt on the nu Hotel Brooklyn - New York, NY, which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2013.

(4) Represents mortgage debt on the Hilton Garden Inn - Edison, NY, which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2012.

(5) Represents the mortgage debt on the TownePlace Suites - Harrisburg, PA, which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from July of 2011 to July of 2012.

(6) Represents the mortgage debt on the Hampton Inn - West Haven, CT, which contains a three-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from November of 2012 to November of 2015.

(7) Represents the mortgage debt on the Residence Inn - Carlisle, PA, which contains a three-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from January of 2013 to January of 2016.

(8) Represents the revolving line of credit, which contains a one-year extension option, which is subject to the lenders’ approval in its discretion, effectively extending the maturity from December of 2011 to December of 2012.

(9) Reflects principal balances as of June 30, 2010.  Figures do not include amortization of principal scheduled to occur subsequent to June 30, 2010 through maturity date or extended maturity date if options are exercised.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010.

There were no changes to the Company’s internal controls over financial reporting during the six months ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1
Amendment No. 1 to the Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, which was filed with the SEC on April 15, 2010, and incorporated by reference herein).

10.2
Amended and Restated Registration Rights Agreement, dated June 30, 2010, by and among Hersha Hospitality Trust, IRSA Inversiones y Representaciones Sociedad Anonima, Real Estate Investment Group, L.P., Dolphin Fund, Ltd., and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed with the SEC on June 30, 2010 and incorporated by reference herein).

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

HERSHA HOSPITALITY TRUST

August 5, 2010	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer