Form 10-Q
period 2010-09-30
HERSHA HOSPITALITY TRUST
filed 2010-11-05
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

None
(Title of class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes   ☒ No

As of November 4, 2010, the number of Class A common shares of beneficial interest outstanding was 169,130,592 and there were no Class B common shares outstanding.

Hersha Hospitality Trust

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 [UNAUDITED] AND DECEMBER 31, 2009
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	September 30, 2010	December 31, 2009
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,215,994	$938,954
Investment in Unconsolidated Joint Ventures	35,357	39,182
Development Loans Receivable	40,982	46,094
Cash and Cash Equivalents	18,454	11,404
Escrow Deposits	16,283	16,174
Hotel Accounts Receivable, net of Allowance for Doubtful Accounts of $46 and $34	12,988	7,103
Deferred Financing Costs, net of Accumulated Amortization of $5,425 and $4,262	7,151	8,696
Due from Related Parties	2,924	2,394
Intangible Assets, net of Accumulated Amortization of $994 and $794	7,974	7,542
Other Assets	17,003	12,428
Assets Held for Sale, net of Accumulated Depreciation	21,073	21,073

Total Assets	$1,396,183	$1,111,044

Liabilities and Equity:
Line of Credit	$115,700	$79,200
Mortgages and Notes Payable, net of Unamortized Discount of $1,091 and $49	646,476	645,351
Accounts Payable, Accrued Expenses and Other Liabilities	23,519	16,216
Dividends and Distributions Payable	8,366	4,293
Due to Related Parties	1,075	769
Liabilities Related to Assets Held for Sale	20,846	20,892

Total Liabilities	815,982	766,721

Redeemable Noncontrolling Interests - Common Units (Note 1)	$15,872	$14,733

Equity:
Shareholders' Equity:

Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at September 30, 2010 and December 31, 2009	24	24
Common Shares - Class A, $.01 Par Value, 300,000,000 and 150,000,000 Shares Authorized at September 30, 2010 and December 31, 2009, 139,830,060 and 57,682,917 Shares Issued and Outstanding at September 30, 2010 and December 31, 2009, respectively	1,398	577
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(424)	(160)
Additional Paid-in Capital	759,733	487,481
Distributions in Excess of Net Income	(218,867)	(185,725)
Total Shareholders' Equity	541,864	302,197

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	21,873	27,126
Noncontrolling Interests - Consolidated Joint Ventures	592	267
Total Noncontrolling Interests	22,465	27,393

Total Equity	564,329	329,590

Total Liabilities and Equity	$1,396,183	$1,111,044

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue:
Hotel Operating Revenues	$79,601	$59,832	$203,473	$159,512
Interest Income from Development Loans	1,049	1,427	3,599	5,990
Other Revenues	91	104	290	340
Total Revenues	80,741	61,363	207,362	165,842

Operating Expenses:
Hotel Operating Expenses	43,897	33,254	115,462	92,493
Hotel Ground Rent	364	293	1,010	876
Real Estate and Personal Property Taxes and Property Insurance	5,202	3,773	13,874	10,321
General and Administrative	1,967	1,511	6,704	4,361
Stock Based Compensation	1,869	579	4,025	1,500
Acquisition and Terminated Transaction Costs	1,213	32	4,771	76
Loss from Impairment of Assets	-	21,408	-	21,408
Depreciation and Amortization	13,327	10,878	38,065	31,983
Total Operating Expenses	67,839	71,728	183,911	163,018

Operating Income (Loss)	12,902	(10,365)	23,451	2,824

Interest Income	12	49	69	159
Interest Expense	11,040	11,129	33,350	32,170
Other Expense	74	29	256	110
Loss on Debt Extinguishment	-	-	733	-
Income (Loss) before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	1,800	(21,474)	(10,819)	(29,297)

Loss from Unconsolidated Joint Ventures	(243)	(606)	(1,414)	(2,330)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	-	4,008	-
(Loss) Income from Unconsolidated Joint Venture Investments	(243)	(606)	2,594	(2,330)

Income (Loss) from Continuing Operations	1,557	(22,080)	(8,225)	(31,627)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	360	1,868	360	1,868
Loss on Impairment of Assets Held for Sale	-	(17,683)	-	(17,683)
(Loss) Income from Discontinued Operations	(315)	(40)	(1,163)	308
Income (Loss) from Discontinued Operations	45	(15,855)	(803)	(15,507)

Net Income (Loss)	1,602	(37,935)	(9,028)	(47,134)

(Income) Loss Allocated to Noncontrolling Interests	(263)	5,560	302	7,162
Preferred Distributions	(1,200)	(1,200)	(3,600)	(3,600)

Net Income (Loss) applicable to Common Shareholders	$139	$(33,575)	$(12,326)	$(43,572)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$-		$(0.39)		$(0.09)		$(0.62)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$-		(0.26)		(0.01)		(0.27)

Net Income (Loss) applicable to Common Shareholders	$-		$(0.65)		$(0.10)		$(0.89)

DILUTED
Income (Loss) from Continuing Operations applicable to Common Shareholders	$-	*	$(0.39	)*	$(0.09	) *	$(0.62	)*
Income (Loss) from Discontinued Operations applicable to Common Shareholders	-	*	(0.26	)*	(0.01	) *	(0.27	)*

Net Income (Loss) applicable to Common Shareholders	$-	*	$(0.65	)*	$(0.10	) *	$(0.89	)*

Weighted Average Common Shares Outstanding:
Basic	138,636,206		51,878,482		125,193,554		49,187,465
Diluted	142,066,649	*	51,878,482	*	125,193,554	*	49,187,465	*

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended September 30, 2010 and 2009 were 8,242,509 and 8,705,195, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the nine months ended September 30, 2010 and 2009 were 8,994,295 and 8,732,448, respectively.

Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the nine months ended September 30, 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the nine months ended September 30, 2010, there were a weighted average of 258,125 anti-dilutive unvested stock awards outstanding, a weighted average of 455,283 anti-dilutive contingently issuable share awards outstanding and a weighted average of 2,006,695 anti-dilutive options to acquire our common shares outstanding.  For the three and nine months ended September 30, 2009, there were no potentially dilutive securities to be considered for inclusion in the denominator for purpose of computing diluted earnings per share.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

	Shareholders' Equity							Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2009	$24	$577	$-	$487,481	$(160)	$(185,725)	$302,197	$27,126	$267	$27,393	$329,590	$14,733
Reallocation of Noncontrolling Interests				(1,813)			(1,813)				(1,813)	1,813
Unit Conversion	-	23	-	10,203	-	-	10,226	(10,226)	-	(10,226)	-	-
Units Issued for Acquisitions	-	-	-	-	-	-	-	6,256	-	6,256	6,256
Common Share Issuance, net of costs	-	794	-	259,970	-	-	260,764	-	-	-	260,764	-
Dividends and Distribution declared:
Preferred Shares ($1.50 per share)	-	-	-	-	-	(3,600)	(3,600)	-	-	-	(3,600)	-
Common Shares ($0.15 per share)	-	-	-	-	-	(20,816)	(20,816)	-	-	-	(20,816)
Common Units ($0.15 per share)	-	-	-	-	-	-	-	(869)	-	(869)	(869)	(461)
Dividend Reinvestment Plan	-	-	-	9	-	-	9	-	-	-	9	-
Stock Based Compensation							-				-
Restricted and Performance Share Award Grants	-	4		441			445				445
Restricted Share Award Vesting	-	-	-	3,317	-	-	3,317	-	-	-	3,317	-
Share Grants to Trustees	-	-		125			125				125
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	(264)	-	(264)	-	-	-	(264)	-
Net Loss	-	-	-	-	-	(8,726)	(8,726)	(414)	325	(89)	(8,815)	(213)
Total Comprehensive Loss							(8,990)	(414)	325	(89)	(9,079)	(213)

Balance at September 30, 2010	$24	$1,398	$-	$759,733	$(424)	$(218,867)	$541,864	$21,873	$592	$22,465	$564,329	$15,872

Balance at December 31, 2008	$24	$483	$-	$463,772	$(109)	$(114,207)	$349,963	$34,781	$1,854	$36,635	$386,598	$18,739
Unit Conversion	-	-	-	255	-	-	255	(255)	-	(255)	-	-
Common Share Issuance, net of costs	-	73	-	17,648	-	-	17,721	-	-	-	17,721	-
Dividends and Distribution declared:
Distribution to noncontrolling interest in consolidated joint venture	-	-	-	-	-	-	-	-	(124)	(124)	(124)	-
Preferred Shares ($1.50 per share)	-	-	-	-	-	(3,600)	(3,600)	-	-	-	(3,600)	-
Common Shares ($0.28 per share)	-	-	-	-	-	(13,973)	(13,973)	-	-	-	(13,973)	-
Common Units ($0.28 per share)	-	-	-	-	-	-	-	(1,588)	-	(1,588)	(1,588)	(858)
Dividend Reinvestment Plan	-	-	-	22	-	-	22	-	-	-	22	-
Stock Based Compensation
Restricted and Performance Share Award Grants	-	8	-	62	-	-	70	-	-	-	70	-
Restricted Share Award Vesting	-	-	-	1,382	-	-	1,382	-	-	-	1,382	-
Share Grants to Trustees	-	-	-	85	-	-	85	-	-	-	85	-
Disposition of Consolidated Joint Venture	-	-	-	-	-	-	-	-	(1,391)	(1,391)	(1,391)	-
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	(51)	-	(51)	-	-	-	(51)	-
Net Loss	-	-	-	-	-	(39,972)	(39,972)	(4,609)	(63)	(4,672)	(44,644)	(2,490)
Total Comprehensive Loss							(40,023)	(4,609)	(63)	(4,672)	(44,695)	(2,490)

Balance at September 30, 2009	$24	$564	$-	$483,226	$(160)	$(171,752)	$311,902	$28,329	$276	$28,605	$340,507	$15,391

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS]

	Nine Months Ended
	September 30, 2010	September 30, 2009

Net loss	$(9,028)	$(47,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	(360)	(1,868)
Impairment of development loans receivable and assets held for sale	-	39,091
Acquisition and terminated transaction costs	4,620	-
Depreciation	37,957	33,095
Amortization of intangible assets and deferred costs	2,069	1,718
Debt extinguishment	580	-
Development loan interest added to principal	(1,888)	(2,649)
Equity in (income) loss of unconsolidated joint venture investments	(2,594)	2,330
Distributions from unconsolidated joint venture investments	-	400
Loss (gain) recognized on change in fair value of derivative instrument	9	(173)
Stock based compensation	4,025	1,500
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(5,071)	(2,993)
Escrow deposits	(109)	(3,184)
Other assets	(2,855)	(4,277)
Due from related parties	(369)	1,432
Increase (decrease) in:
Due to related parties	5	(1,262)
Accounts payable, accrued expenses and other liabilities	5,192	(1,767)
Net cash provided by operating activities	32,183	14,259

Investing activities:
Purchase of hotel property assets	(265,375)	(5,994)
Deposits on hotel acquistions	(1,500)	-
Capital expenditures	(5,227)	(5,237)
Cash paid for hotel development project	(5,790)	-
Proceeds from disposition of hotel properties	2,876	8,495
Cash paid for franchise fee intangible	-	(126)
Investment in development loans receivable	-	(2,000)
Distributions from unconsolidated joint ventures	100	-
Investment in unconsolidated joint ventures	(13,750)	(492)
Net cash used in investing activities	(288,666)	(5,354)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	36,500	(8,421)
Principal repayment of mortgages and notes payable	(43,098)	(36,395)
Proceeds from mortgages and notes payable	31,510	42,138
Cash paid for deferred financing costs	(85)	(17)
Proceeds from issuance of common shares, net of issuance costs	260,764	17,716
Acquisiton of interest rate cap	(395)	-
Distributions to noncontrolling interests in consolidated joint venture	-	(124)
Dividends paid on common shares	(16,699)	(19,819)
Dividends paid on preferred shares	(3,600)	(3,600)
Distributions paid on common units	(1,364)	(3,586)
Net cash provided by (used in) financing activities	263,533	(12,108)

Net increase (decrease) in cash and cash equivalents	7,050	(3,203)
Cash and cash equivalents - beginning of period	11,404	15,697

Cash and cash equivalents - end of period	$18,454	$12,494

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are a self-advised Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as general partner. As of September 30, 2010, we owned an approximate 94.6% partnership interest in our operating partnership, including a 1.0% general partnership interest.

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

Subsequent to September 30, 2010, we completed a public offering on October 22, 2010 in which 28,750,000 common shares, including 3,750,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $160,017 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional common units of limited partnership in HHLP.  HHLP used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and secured debt on several of our existing assets and intends to use the remainder for general corporate purposes, including repayment of debt and and future acquisitions.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 — BASIS OF PRESENTATION (CONTINUED)

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $21,873 as of September 30, 2010 and $27,126 as of December 31, 2009.  As of September 30, 2010, there were 4,958,706 Nonredeemable Common Units outstanding with a fair market value of $25,686, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

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

As of September 30, 2010 and December 31, 2009, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $15,872.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the New York Stock Exchange on such date.  As of September 30, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $14,060.  As of December 31, 2009, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $14,733 since historical cost exceeded the Redeemable Common Units redemption value of $9,622.

Net income or loss related to Nonredeemable Common Units and Redeemable Common Units (collectively, “Common Units”), as well as the net income or loss related to the noncontrolling interests of our consolidated joint ventures, is included in net income or loss in the consolidated statements of operations and is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

On January 1, 2010, the Company adopted a pronouncement that amends existing US GAAP as follows: (a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to identify the primary beneficiary of a variable interest entity, (b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, (c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, (d) to amend certain guidance for determining whether an entity is a variable interest entity, (e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, (f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and (g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Upon adoption, the Company re-evaluated each of its investments and contractual relationships to determine whether they met the guidelines of consolidation, in light of the amendments described above.  Based on the evaluation performed, we have concluded that there is no change from our initial assessment with regard to these investments and contractual relationships.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties is net of accumulated depreciation and consists of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land	$216,722	$161,449
Buildings and Improvements	1,048,427	814,461
Furniture, Fixtures and Equipment	147,586	122,174
	1,412,735	1,098,084

Less Accumulated Depreciation	(196,741)	(159,130)

Total Investment in Hotel Properties	$1,215,994	$938,954

Acquisitions

During the nine months ended September 30, 2010, we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Hilton Garden Inn, Glastonbury, CT	1/1/2010	$1,898	$12,981	$2,223	$27	$17,129	$11,937
Hampton Inn, Times Square, NY	2/9/2010	10,691	41,637	3,939	89	56,356	-
Holiday Inn Express, Times Square, NY	2/9/2010	11,075	43,113	4,078	105	58,371	-
Candlewood Suites, Times Square, NY	2/9/2010	10,281	36,687	4,298	96	51,362	-
Holiday Inn, Wall Street, NY	5/7/2010	12,152	21,100	1,567	57	34,876	-
Hampton Inn, Washington, DC	9/1/2010	9,335	58,048	5,605	108	73,096	-

Total		$55,432	$213,566	$21,710	$482	$291,190	$11,937

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

On February 9, 2010, we acquired a Hampton Inn, a Holiday Inn Express and a Candlewood Suites in the area of Times Square, New York, NY.  The sellers of the three hotels were related to each other, but not the Company.  The total purchase price for the three hotels was $166,089 and consisted of $160,790 in cash and 1,451,613 Common Units, valued at $5,299.  In addition, we paid closing costs of $3,228 and acquired approximately $63 in net working capital assets.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

On May 7, 2010, we entered into a contribution agreement with an unrelated third party and closed on the acquisition of 100% of the membership interests in Maiden Hotel LLC, the owner of the Wall Street Holiday Inn, New York, NY. The aggregate purchase price paid for the membership interests in Maiden Hotel LLC was approximately $34,876. The purchase price paid included the issuance of 200,000 Common Units, valued at $957, the settlement of $7,839 of existing mezzanine financing and accrued interest income, and the payment of approximately $26,080 in cash provided, in part, from borrowings under our existing line of credit. The property was purchased unencumbered of debt.  In addition, we paid closing costs of $151 and acquired approximately $511 in net working capital.

On September 1, 2010, we entered into a purchase and sale agreement with an unrelated third party and closed on the acquisition of the Hampton Inn, Washington, DC.  The total purchase price for this hotel was $73,096, which was paid in cash provided by borrowings under our revolving line of credit.  In addition, we paid closing costs of $1,188 and acquired approximately $304 in net working capital assets.

As shown in the table below, included in the consolidated statements of operations for the three and nine months ended September 30, 2010 are total revenues of $13,862 and $29,273, respectively, and total net income of $2,744 and $2,553, respectively, for the hotels we acquired a 100% interest in since January 1, 2010.  These amounts represent the results of operations for such hotels since the date of acquisition of our 100% interest in such hotels.

	Three Months Ended,		Nine Months Ended,
	September 30, 2010		September 30, 2010
Hotel	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Hilton Garden Inn, Glastonbury, CT	$1,341	$12	$3,769	$(120)
Hampton Inn, Holiday Inn Express, Candlewood Suites, Times Square, NY	9,794	3,233	21,746	3,216
Holiday Inn, Wall Street, NY	1,574	339	2,605	297
Hampton Inn, Washington, DC	1,153	(840)	1,153	(840)
Total	$13,862	$2,744	$29,273	$2,553

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 — INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions completed since January 1, 2010 had been completed on January 1, 2009.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2009 at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pro Forma Total Revenues	$82,892	$72,335	$215,967	$188,130

Pro Forma Income (Loss) from Continuing Operations	$2,339	$(18,700)	$(5,113)	$(28,102)
Income (Loss) from Discontinued Operations	45	(15,856)	(803)	(15,507)
Pro Forma Net Income (Loss)	2,384	(34,556)	(5,916)	(43,609)
(Income) Loss allocated to Noncontrolling Interest	(307)	5,152	93	6,876
Preferred Distributions	(1,200)	(1,200)	(3,600)	(3,600)
Pro Forma Income (Loss) applicable to Common Shareholders	$877	$(30,604)	$(9,423)	$(40,333)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$0.01	$(0.59)	$(0.08)	$(0.82)
Diluted	$0.01	$(0.59)	$(0.08)	$(0.82)

Weighted Average Common Shares Outstanding
Basic	138,636,206	51,878,482	125,193,554	49,187,465
Diluted	142,066,649	51,878,482	125,193,554	49,187,465

Renovation

On April 2, 2010, we commenced renovations to convert two of our existing adjoining hotel properties in King of Prussia, PA into a Hyatt Place.  The hotels previously operated as a Mainstay Suites and a Sleep Inn and were closed at the time renovations commenced.  As such, we ceased recording depreciation expense on the two existing properties and we capitalized the cost of construction, including interest, during the period of time the hotel was under renovation.  On August 17, 2010, the renovations were completed and the hotel opened.  We capitalized approximately $5,711 in renovation costs, which are included in Investment in Hotel Properties on the consolidated balance sheet.

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

While we are unable to determine whether amounts will be paid under these two earn-out provisions until the expiration of the earn-out periods, based on the historical operating results of the hotel properties, we believe no amounts will be paid.  Due to uncertainty of the amounts that may ultimately be paid, no accrual has been recorded on the consolidated balance sheet for any amounts due as of September 30, 2010, if any, under these earn-out provisions.  In the event amounts are payable under these provisions, payments made will be recorded as additional consideration given for the properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of September 30, 2010 and December 31, 2009, our investment in unconsolidated joint ventures consists of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	September 30, 2010	December 31, 2009

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$182	$459
Hiren Boston, LLC	Courtyard by Marriott, Boston, MA	50.0%	N/A	-	-
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,950	1,934
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	25,801	27,043
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,424	7,431
PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	-	561
PRA Suites at Glastonbury, LLC	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	-	1,754
				$35,357	$39,182

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Hiren Boston, LLC, a joint venture that owns the 164-room Courtyard by Marriot located in South Boston, MA, had been pursuing discussions with its lender to refinance a $16,200 mortgage loan secured by the hotel property, which had originally matured in September 2009. On April 13, 2010, we purchased this mortgage loan from the lender, which had an unamortized principal balance of $15,628, for a purchase price of $13,750, and amended the terms of the note.  As amended, this $13,750 mortgage loan now requires the joint venture to make monthly interest payments beginning on May 1, 2010, bears interest at a fixed rate of 10% per annum and matures on April 13, 2012. As a result of the purchase of this mortgage loan, we have determined that we are the primary beneficiary of Hiren Boston, LLC.  As of April 13, 2010, we no longer accounted for our investment in Hiren Boston, LLC under the equity method of accounting and began accounting for Hiren Boston, LLC as a consolidated subsidiary.  Hiren Boston, LLC’s results of operations are included in our consolidated statement of operations for the period from April 13, 2010 through September 30, 2010 and its balance sheet is included in our consolidated balance sheet as of September 30, 2010.  Our interest in Hiren Boston, LLC was remeasured, and as a result, we recorded a gain of approximately $2,190.

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income and loss recognized during the three and nine months ended September 30, 2010 and 2009 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Inn American Hospitality at Ewing, LLC	$(81)	$(36)	$(177)	$(98)
Hiren Boston, LLC	-	(159)	-	(376)
SB Partners, LLC	80	44	15	(98)
Mystic Partners, LLC	(413)	(417)	(1,243)	(1,274)
Metro 29th Street Associates, LLC	171	(43)	(9)	(401)
PRA Glastonbury, LLC	-	7	-	(80)
PRA Suites at Glastonbury, LLC	-	(2)	-	(3)
Loss from Unconsolidated Joint Ventures	(243)	(606)	(1,414)	(2,330)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	-	4,008	-
Net (loss) income from Investment in Unconsolidated Joint Ventures	$(243)	$(606)	$2,594	$(2,330)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.

Balance Sheets
	September 30,	December 31,
	2010	2009
Assets
Investment in hotel properties, net	$144,643	$196,842
Other Assets	28,775	28,473
Total Assets	$173,418	$225,315

Liabilities and Deficit
Mortgages and notes payable	$175,645	$218,116
Other liabilities	23,662	18,219
Equity (Deficit):
Hersha Hospitality Trust	37,681	44,178
Joint Venture Partner(s)	(63,570)	(55,198)
Total Deficit	(25,889)	(11,020)

Total Liabilities and Equity	$173,418	$225,315

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Room Revenue	$20,666	$22,157	$56,476	$60,706
Other Revenue	4,772	5,029	15,409	16,424
Operating Expenses	(16,170)	(17,180)	(47,199)	(50,960)
Interest Expense	(2,923)	(3,599)	(9,074)	(10,915)
Lease Expense	(1,332)	(1,503)	(4,030)	(4,245)
Property Taxes and Insurance	(1,603)	(1,704)	(5,358)	(4,975)
Federal & State Income Taxes	-	19	-	-
Depreciation and Amortization	(2,506)	(3,540)	(8,402)	(10,753)
Loss Allocated to Noncontrolling Interests	115	-	441	-
General and Administrative	(1,842)	(1,973)	(5,297)	(5,602)

Net loss	$(823)	$(2,294)	$(7,034)	$(10,320)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Company's Share	$37,681	$44,178
Excess Investment (1)	(2,324)	(4,996)
Investment in Joint Venture	$35,357	$39,182

(1)	Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

·	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements;
·	our basis in the investment in joint ventures not recorded on the joint ventures' financial statements; and
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 — DEVELOPMENT LOANS RECEIVABLE

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which our executive officers and affiliated trustees own an interest, that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%.  These loans were initially originated as part of our acquisition strategy.  During the nine months ended September 30, 2010, no such loans were originated by us.  Interest income from development loans was $1,049 and $1,427 for the three months ended September 30, 2010 and 2009, respectively.  Interest income from development loans was $3,599 and $5,990 for the nine months ended September 30, 2010 and 2009, respectively.  Accrued interest on our development loans receivable was $2,597 as of September 30, 2010 and $2,451 as of December 31, 2009.  Accrued interest on our development loans receivable as of September 30, 2010 does not include cumulative interest income of $4,982 which has been accrued and paid–in kind by adding it to the principal balance of certain loans as indicated in the table below.

Hotel Property	Borrower	Principal Outstanding 9/30/2010		Principal Outstanding 12/31/2009	Interest Rate	Maturity Date (1)
Operational Hotels
Holiday Inn - New York, NY	Maiden Hotel, LLC	-		$7,000	20%
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2011 *
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000		2,000	11%	August 6, 2011 *
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2010*

Construction Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	12,585	(2)	11,591	11%	December 31, 2010 *
Hyatt Union Square - New York, NY	Risingsam Union Square, LLC	12,397	(2)	11,503	10%	December 31, 2010
Hampton Inn - New York, NY	SC Waterview, LLC	8,000		8,000	10%	December 31, 2010

Total Development Loans Receivable		$40,982		$46,094

*	Indicates borrower is a related party.
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

(2)	We have amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan:

	Interest Income
Borrower	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Cumulative Interest Income Paid In-Kind
44 Lexington Holding, LLC	$344	$994	$2,585
Risingsam Union Square, LLC	309	894	2,397

Total	$653	$1,888	$4,982

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Transaction Costs	$2,163	$292
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	-	1,412
Deposits on Hotel Acquisitions	1,500	20
Prepaid Expenses	6,386	4,468
Interest Receivable from Development Loans to Non-Related Parties	1,563	1,573
Deposit on Property Improvement Plans	168	167
Hotel Purchase Option	933	933
Other	2,742	2,015
	$17,003	$12,428

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

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of September 30, 2010 and December 31, 2009, we had $1,500 and $20, respectively, in non-interest bearing deposits related to the acquisition of hotel properties.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,034 and $878 as of September 30, 2010 and December 31, 2009, respectively, which is included in due from related parties on the consolidated balance sheets.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT

Mortgages Payable

We had total mortgages payable at September 30, 2010, and December 31, 2009, of $615,462 and $614,401, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.26% to 8.25% as of September 30, 2010. Aggregate interest expense incurred under the mortgage loans payable totaled $9,443 and $9,138 for the three months ended September 30, 2010 and 2009, respectively, and $28,279 and $26,201 for the nine months ended September 30, 2010 and 2009, respectively.  Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  As of September 30, 2010 we were in compliance with all events of default covenants under the applicable loan agreements.  As of September 30, 2010, the maturities for the outstanding mortgage loans ranged from January 2011 to September 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement.  Effective July 30, 2010, the $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  For the period July 30, 2010, to October 29, 2010, we incurred interest expense at a variable rate of 3.475%.  Prior to this, the $25,774 note issued to Hersha Statutory Trust I incurred interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II incurred interest at a fixed rate of 7.173% per annum through July 30, 2010. On April 19, 2010, we purchased an interest rate cap that effectively limits interest payments when LIBOR exceeds 2.00% on our two subordinated notes payable.  See “Note 8 -  Fair Value Measurements and Derivative Instruments” for more information. Interest expense in the amount of $615 and $945 was recorded for the three months ended September 30, 2010 and 2009, respectively and $2,491 and $2,821 was recorded for the nine months ended September 30, 2010 and 2009, respectively.

Other Notes Payable

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $312 as of September 30, 2010 and $294 as of December 31, 2009.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

The line of credit is collateralized by a first lien-security interest in all existing and future assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following properties as of September 30, 2010:

- Hampton Inn, Danville, PA	- Residence Inn, Langhorne, PA
- Hampton Inn, Philadelphia, PA	- Residence Inn, Norwood, MA
- Holiday Inn, Norwich, CT	- Sheraton Hotel, JFK Airport, New York, NY
- Holiday Inn Express, Camp Springs, PA	- Holiday Inn Express, Times Square, NY
- Holiday Inn Express and Suites, Harrisburg, PA	- Hampton Inn, Washington, DC
- Hyatt Place, King of Prussia, PA

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $300,000; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

-	a debt service coverage ratio of not less than 1.20 to 1.00;
-	a total funded liabilities to gross asset value ratio of not more than 0.67 to 1.00;
-	an EBITDA to debt service ratio of not less than 1.25 to 1.00; and
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

The Company is in compliance with each of the covenants listed above as of September 30, 2010.

The outstanding principal balance under the line of credit was $115,700 at September 30, 2010 and $79,200 at December 31, 2009. The Company recorded interest expense of $768 and $780 related to the line of credit borrowings for the three months ended September 30, 2010 and 2009, respectively, and $1,951 and $2,518 for the nine months ended September 30, 2010 and 2009, respectively.  The weighted average interest rate on our line of credit during the three months ended September 30, 2010 and 2009 was 4.28% and 3.25%, respectively, and for the nine months ended September 30, 2010 and 2009 was 4.28% and 3.25%, respectively.  As of September 30, 2010 we had $6,927 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $12,373.

Subsequent to September 30, 2010, we entered into a Revolving Credit Loan and Security Agreement on November 5, 2010 with T.D. Bank, NA and various other lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for swing line loans.  On November 5, 2010, our previous line of credit was terminated and replaced by the new line of credit and as a result all amounts outstanding under our previous credit facility were repaid with borrowings from our new credit facility.  As of November 5, 2010, a total of $73,000 of borrowings were outstanding under the new line of credit.  Subject to available borrowing capacity, additional borrowings under the line of credit provided by T.D. Bank, NA may be used for working capital and general corporate purposes and for the future purchase of additional hotels.  The line of credit expires on November 5, 2013, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the line of credit for an additional one-year period.

The line of credit is collateralized by first-lien mortgages on 13 hotel properties and other assets.

At our option, the interest rate on loans provided under the line of credit will be either (i) the prime rate (as defined in the new credit agreement) plus an applicable margin ranging between 150 and 175 basis points per annum or (ii) LIBOR (as defined in the new credit agreement) plus an applicable margin ranging between 350 and 375 basis points per year, subject to a LIBOR floor of 75 basis points per year.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 — DEBT (CONTINUED)

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

-	a fixed charge coverage ratio of not less than 1.25 to 1.00 which will increase to 1.35 to 1.00 as of October 1, 2011, and 1.45 to 1.00 as of October 1, 2012; and
-	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of September 30, 2010, the carrying value and estimated fair value of the Company’s debt was $783,022 and $787,898, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $745,443 and $688,662 respectively.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of September 30, 2010, deferred financing costs were $7,151 net of accumulated amortization of $5,425. Deferred financing costs were $8,696 net of accumulated amortization of $4,262, as of December 31, 2009. Amortization of deferred costs for the three months ended September 30, 2010 and 2009 was $559 and $486, respectively, and for the nine months ended September 30, 2010 and 2009 was $1,635 and $1,553, respectively.

Debt Extinguishment and Principal Paydowns

On January 29, 2010, we repaid outstanding mortgage debt of $29,632 secured by the Hilton Garden Inn, Tribeca, New York, NY and simultaneously entered into a new mortgage obligation of $32,000.  The new mortgage debt has a fixed interest rate of 8.25% and matures on February 10, 2015.  As a result of this extinguishment, we expensed $733 in unamortized deferred costs and fees, which is recorded in loss on debt extinguishment on the consolidated statement of operations for the nine months ended September 30, 2010.

On April 1, 2010, we repaid the outstanding principal balances on mortgage obligations for three of our properties. These properties had an aggregate outstanding balance of approximately $8,201 at the time of payment, accrued interest at 8.94% and matured on April 1, 2010.

Subsequent to September 30, 2010, we repaid the following outstanding mortgages:

Date of Repayment	Property	Principal Repayment Amount	Interest Rate	Maturity Date	Unamortized Deferrred Fees & Expenses
October 22, 2010	Hampton Inn, Hershey, PA	$2,660	30 Day LIBOR + 2.75%	June 2014	$-
October 25, 2010	TownePlace Suites, Harrisburg, PA	8,972	30 Day LIBOR + 2.50%	July 2011	26
October 27, 2010	Hilton Garden Inn Edison, NJ	5,122	4.37%*	January 2011	52

* We maintained an interest rate swap on this variable rate mortgage, which effectively fixed our interest at a rate of 4.37%. This interest rate swap was terminated on October 27, 2010, prior to the swap’s maturity date, and as a result, we repaid the fair value of the interest rate swap of $21.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended September 30, 2010 and 2009, base management fees incurred totaled $2,113 and $1,567, respectively, and for the nine months ended September 30, 2010 and 2009, base management fees incurred totaled $5,310 and $4,174, respectively, and are recorded as Hotel Operating Expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended September 30, 2010 and 2009 was $5,414 and $4,017, respectively and for the nine months ended September 30, 2010 and 2009 was $13,640 and $10,687, respectively. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.  For the three months ended September 30, 2010 and 2009, the Company incurred accounting fees of $385 and $358, respectively.  For the nine months ended September 30, 2010 and 2009, the Company incurred accounting fees of $1,143 and $1,103, respectively.   For the three months ended September 30, 2010 and 2009, the Company incurred information technology fees of $83 and $79, respectively.  For the nine months ended September 30, 2010 and 2009, the Company incurred information technology fees of $251 and $245, respectively.  Accounting fees and information technology fees are included in General and Administrative expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended September 30, 2010 and 2009, we incurred fees of $58 and $45, respectively, and for the nine months ended September 30, 2010 and 2009, we incurred fees of $165 and $125, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
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

Hotel Supplies

For the three months ended September 30, 2010 and 2009, we incurred charges for hotel supplies of $23 and $18, respectively and for the nine months ended September 30, 2010 and 2009, we incurred charges of $67 and $65, respectively.  For the three months ended September 30, 2010 and 2009, we incurred charges for capital expenditure purchases of $1,207 and $177 respectively, and for the nine months ended September 30, 2010 and 2009, we incurred charges of $3,740 and $662, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and affiliated trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $7 and $32 is included in accounts payable at September 30, 2010 and December 31, 2009, respectively.

Due from Related Parties

The due from related parties balance as of September 30, 2010 and December 31, 2009 was approximately $2,924 and $2,394 respectively. The balances primarily consisted of accrued interest due on our development loans, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The due to related parties balance as of September 30, 2010 and December 31, 2009 was approximately $1,075 and $769, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended September 30, 2010 and 2009, we incurred $364 and $293, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.  For the nine months ended September 30, 2010 and 2009, we incurred $1,010 and $876, respectively, of rent expense to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
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

As of September 30, 2010, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of September 30, 2010 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

We maintain an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage on the nu Hotel, Brooklyn, NY, which bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of the interest rate swap, we pay fixed rate interest of 1.1925% on the $18,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on the mortgage debt at a rate of 3.1925%.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $5,135 as of September 30, 2010.

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

On April 19, 2010, we purchased an interest rate cap of $379 that effectively limits variable rate interest payments on the subordinated notes payable to Hersha Statutory Trust I and Hersha Statutory Trust II when LIBOR exceeds 2.00%. The notional amount of the interest rate cap is $51,548 and equals the principal of the variable interest rate debt being hedged. The effective date of the interest rate cap is July 30, 2010, which correlates with the end of the fixed interest rate period on the notes payable.

The following table shows the estimated fair value of our derivatives at September 30, 2010 and December 31, 2009:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	September 30, 2010	December 31, 2009
May 9, 2010	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2011	$-	$-
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	(20)	(53)
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	(46)	(103)
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	30	-
				$(36)	$(156)

The fair value of our interest rate caps is included in other assets and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2010 and December 31, 2009.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $67 and a loss of $86 for the three months ended September 30, 2010 and 2009, respectively, and a loss of $264 and a loss of $51 for the nine months ended September 30, 2010 and 2009, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income. Hedge ineffectiveness of $0 on cash flow hedges was recognized in interest expense for the three months ended September 30, 2010 and 2009, and $0 and $1 was recognized in interest expense for the nine months ended September 30, 2010 and 2009, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
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

Executives

2010 Long-Term Equity Incentive

On May 7, 2010, the Compensation Committee adopted an annual long-term equity incentive plan for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance shares.  The equity awards for 2010 will be made pursuant to the 2008 Plan or any other equity incentive plan approved by the Company’s shareholders.  Half of the award will be made, subject to the sole discretion of the Committee, if the executive officer is employed by the Company on the date awards are determined, and the remainder of the award will be based on absolute and relative RevPar growth, with 25% of the award based on RevPAR growth in 2010 on an absolute basis and 25% of the award based on RevPAR growth in 2010 relative to a group of peer companies.  The number of shares to be issued will be determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31 for the applicable performance year.  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the grant at the end of each period.  Stock based compensation expense of $79 and $139 was recorded for the three and nine months ended September 30, 2010, respectively, for the equity awards potentially issuable pursuant to the 2010 long-term equity incentive program.

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

·
volatility of our shares within a range of 53% to 71% over three year performance period which is calculated based on the volatility of our stock price over the last three years and an implied volatility;

·
volatility of our peer groups shares within a range of 15% to 117% over three year performance period which is calculated based on the volatility of our peers’ stock prices over the last three years and an implied volatility; and

·	risk-free interest rates ranging from 0.13% to 1.34%, which reflects the yield on zero-coupon risk free instruments ranging from 3 months to 3 years maturity.

Stock based compensation expense of $799 and $1,286 was recorded for the three and nine months ended September 30, 2010, respectively, for the multi-year long-term equity incentive program.  Unearned compensation related to the multi-year program as of September 30, 2010 was $10,373.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 — SHARE-BASED PAYMENTS (CONTINUED)

Performance Share Awards

On August 5, 2009, the Company’s Compensation Committee awarded an aggregate of 354,250 performance shares pursuant to the 2008 Plan to our executive officers.  Performance shares are not considered to be outstanding at the time of grant, but are earned based on the Company’s common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of common shares.  As of September 30, 2010, the performance shares have been earned in full and a total of 354,250 commons shares have been issued upon settlement of the performance shares.  On March 22, 2010, an aggregate of 81,250 common shares were issued upon settlement of an equivalent number of earned performance shares.  On May 18, 2010, an aggregate of 78,000 common shares were issued upon settlement of an equivalent number of earned performance shares.  On September 13, 2010, the Compensation Committee determined that the remaining performance shares had been earned and the Company issued an aggregate of 86,666 common shares upon settlement of an equivalent number of earned performance shares.  The Company accounts for these grants as market based awards where the Company estimates the unearned compensation at grant date fair value which is amortized into compensation cost over the vesting of the performance share awards.  Stock based compensation expense of $480 and $725 was incurred during the three and nine months ended September 30, 2010, respectively.  Stock based compensation expense of $70 was recorded for the three and nine months ended September 30, 2009, respectively.  Unearned compensation related to the awards as of December 31, 2009 was $280.

Restricted Share Awards

Stock based compensation expense related to the restricted share awards, consisting of restricted common shares issued to executives of the Company, of $512 and $509 was incurred during the three months ended September 30, 2010 and 2009, respectively, and $1,751 and $1,382 was incurred during the nine months ended September 30, 2010 and 2009, respectively. Unearned compensation related to the restricted share awards as of September 30, 2010 and December 31, 2009 was $3,472 and $4,334, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
June 1, 2006	89,500	$9.40	4 years	25%/year	89,500	67,125	$-	$87
June 1, 2007	214,582	$12.32	4 years	25%/year	160,936	107,291	441	935
June 2, 2008	278,059	$8.97	4 years	25%/year	139,029	69,515	1,039	1,506
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,308	654	10	6
June 1, 2009	744,128	$2.80	4 years	25%/year	186,032	-	1,388	1,780
September 25, 2009	10,000	$3.06	1 year	100%/year	10,000	-	-	20
March 25, 2010	6,000	$5.02	2 years	50%/year	-	-	23	-
June 1, 2010	185,639	$4.63	0-3 years	25-100%/year	174,471	-	571	-
Total	1,531,524				762,276	244,585	$3,472	$4,334

Trustees

Compensation expense related to stock awards issued to the Board of Trustees of $125 and $48 was incurred during the nine months ended September 30, 2010 and 2009, respectively and is recorded in stock based compensation on the statement of operations.  All shares issued to the Board of Trustees are immediately vested.  On June 1, 2010, 27,000 shares were issued to the Board of Trustees at a price on the date of grant of $4.63.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 — EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
BASIC AND DILUTED*
Income (Loss) from Continuing Operations	$1,557	$(22,080)	$(8,225)	$(31,627)
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(260)	3,301	248	4,774
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)	(3,600)	(3,600)
Dividends Paid on Unvested Restricted Shares	(38)	(55)	(132)	(200)
Income (Loss) from Continuing Operations applicable to Common Shareholders	59	(20,034)	(11,709)	(30,653)

Discontinued Operations
Income (Loss) from Discontinued Operations	45	(15,855)	(803)	(15,507)
(Income) Loss from Discontinued Operations allocated to Noncontrolling Interests	(3)	2,259	54	2,388
Income (Loss) from Discontinued Operations applicable to Common Shareholders	42	(13,596)	(749)	(13,119)

Net Income (Loss) applicable to Common Shareholders	$101	$(33,630)	$(12,458)	$(43,772)

Denominator:
Weighted average number of common shares - basic	138,636,206	51,878,482	125,193,554	49,187,465
Effect of dilutive securities:
Restricted Stock Awards	196,560	-	- **	-
Contingently Issued Shares	988,428	-	- **	-
Option to acquire common shares	2,245,455	-	- **	-
Partnership Units	- *	- *	- *	-
Weighted average number of common shares - diluted	142,066,649	51,878,482	125,193,554	49,187,465

Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$-	$(0.39)	$(0.09)	$(0.62)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	-	(0.26)	(0.01)	(0.27)
Net Income (Loss) applicable to Common Shareholders	$-	$(0.65)	$(0.10)	$(0.89)

DILUTED*
Income (Loss) from Continuing Operations applicable to Common Shareholders	$-	$(0.39)	$(0.09)	$(0.62)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	-	(0.26)	(0.01)	(0.27)
Net Income (Loss) applicable to Common Shareholders	$-	$(0.65)	$(0.10)	$(0.89)

*
Income (Loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended September 30, 2010 and 2009 were 8,242,509 and 8,705,195, respectively.  Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the nine months ended September 30, 2010 and 2009 were 8,994,295 and 8,732,448, respectively.

**
Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the nine months ended September 30, 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the nine months ended September 30, 2010, there were 258,125 anti-dilutive unvested stock awards outstanding, 455,283 anti-dilutive contingently issuable share awards outstanding, and 2,006,695 anti-dilutive options to acquire our common shares outstanding.  For the three and nine months ended September 30, 2009, there were no potentially dilutive securities to be considered for inclusion in the denominator for purpose of computing diluted earnings per share.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 — CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the nine months ended September 30, 2010 and 2009 totaled $32,968 and $31,278, respectively.

The following non-cash activities occurred during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended,
	September 30, 2010	September 30, 2009
Common Shares issued as part of the Dividend Reinvestment Plan	$9	$22
Issuance of Common Shares to the Board of Trustees	125	85
Acquisitions of hotel properties
Issuance of Common Units	6,256	-
Debt assumed, net of discount	11,937	29,824
Settlement of notes receivable and accrued interest receivable	1,408	-
Interests in unconsolidated joint ventures used as consideration	4,133	-
Settlement of development loans receivable principal and accrued interest revenue receivable	7,839	19,555
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	1,888	3,898
Conversion of Common Units to Common Shares	10,226	255

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

The following real estate assets were sold between the period of January 1, 2009 and September 30, 2010.  Our Board of Trustees authorized management of the Company to sell each of these assets prior to the final disposition.  Based on their disposal date, the operating results for these hotels were reclassified to discontinued operations for the three and nine months ended September 30, 2010 and 2009.

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
MainStay Suites, Frederick, MD	January 2002	July 2009	$5,125	$747	*
Comfort Inn, Frederick, MD	May 2004	July 2009	5,125	748	*
Sheraton Four Points, Revere, MD	March 2004	July 2009	2,500	165	*
Hilton Garden Inn, Gettysburg, PA	July 2004	July 2009	7,750	208	*
Holiday Inn Express, New Columbia, PA	December 1997	July 2010	3,000	360	*

Total			$23,500	$2,228

* Property was sold to an unrelated buyer
** Interest in the joint venture was sold to our joint venture partner

The following real estate assets are held for sale as of September 30, 2010.  Our Board of Trustees authorized management of the Company to sell each of these assets in the third quarter of 2009.  The operating results for these hotels were reclassified to discontinued operations for the three and nine months ended September 30, 2010 and 2009.

Hotel/Land Parcel	Acquisition Date	Mortgage Loan Balance as of September 30, 2010*
8th Ave Land, New York City, NY	July 2007	$11,913
Nevins Street Land, Brooklyn, NY	July 2007	5,948
Comfort Inn, Dartmouth, MA	May 2006	2,985

Total		$20,846

*  The mortgage loans have been classified as "Liabilities Related to Assets Held for Sale" on our consolidated balance sheet as of September 30, 2010

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 — DISCONTINUED OPERATIONS (CONTINUED)

Assets held for sale consisted of the following as of September 30, 2010:

	September 30, 2010	December 31, 2009

Land	$18,389	$18,389
Buildings and Improvements	2,912	2,912
Furniture, Fixtures and Equipment	531	531
Intangible Assets	50	50
	21,882	21,882

Less Accumulated Depreciation and Amortization	(809)	(809)

Assets Held for Sale	$21,073	$21,073

We allocate to income or loss from discontinued operations interest expense debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. We allocated $391 and $283 for the three months ended September 30, 2010 and 2009, respectively, and $1,163 and $1,050 for the nine months ended September 30, 2010 and 2009, respectively.

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue:
Hotel Operating Revenues	$501	$1,770	$1,611	$8,689
Land Lease Revenue	-	-	-	2,624
Total Revenues	501	1,770	1,611	11,313

Expenses:
Hotel Operating Expenses	329	1,222	1,232	6,785
Land Lease Expense	-	375	-	1,831
Real Estate and Personal Property Taxes and Property Insurance	79	161	230	485
Depreciation and Amortization	-	185	87	1,268
General and Administrative	2	(416)	21	(414)
Loss from Impairment of Assets	15	-	45	-
Other Expense	-	-	(4)	-
Interest Expense	391	283	1,163	1,050
Total Expenses	816	1,810	2,774	11,005

(Loss) Income from Discontinued Operations	$(315)	$(40)	$(1,163)	$308

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

General

As of September 30, 2010, we owned interests in 76 hotels, located primarily in the eastern United States, including interests in 15 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of September 30, 2010, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook
Over the past eight quarters, the U.S. economy has been influenced by financial market turmoil, high unemployment and low consumer sentiment. The recessionary environment in 2009 had a negative impact on overall lodging demand and our results of operations and financial condition.  During the nine months ended September 30, 2010, we started to see improvement as we saw increases in our occupancy, Revenue Per Available Room (“RevPAR”), and Average Daily Rate (“ADR”) as compared to the nine months ended September 30, 2009.

The turmoil in the financial markets, which began in the fourth quarter of 2008, caused credit to significantly tighten, making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  This turmoil in the financial markets may continue to have a negative impact on the collectability of our portfolio of development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued and will continue to monitor this portfolio on an on-going basis.

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

We are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2010. We do not anticipate a significant improvement in lodging demand until the current economic trends also show signs of significant improvement, particularly improvement from the weak overall economy and improvement in liquidity in the credit markets. The general economic trends discussed above make it difficult to predict our future operating results.  There can be no assurances that we will not experience declines in hotel revenues, occupancy, ADR or RevPAR at our properties or experience defaults under our development loans for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns, the continued impact of the trends identified above and the limited availability of permanent financing to refinance or repay existing development loans, as well as other factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other documents that we may file with the SEC in the future.

Notwithstanding general economic and industry conditions, we believe we are positioned to take part in the current economic recovery, both operationally and strategically.  As we enter this next cycle of the lodging industry and as a result of our company’s growth over the last five years, we expect to see our hotel acquisition strategy shift slightly from that employed in prior years.  We will continue to seek acquisition opportunities in urban centers, central business districts, primary suburban markets and stable secondary markets.  However, we do not expect to actively pursue acquisitions made through joint ventures similar to those we own today, and will consider opportunities to acquire our joint venture partners’, or sell our interests in existing joint ventures, as we did with our Glastonbury, CT, joint ventures in January 2010.  In addition, we do not expect to actively pursue additional development loans and land leases as part of our hotel acquisition strategy.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future growth, but we may pursue these types of investments in the future on an opportunistic basis.

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and nine months ended September 30, 2010 and 2009:

CONSOLIDATED HOTELS:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Variance	2010	2009	% Variance

Rooms Available	696,198	595,056	17.0%	2,000,797	1,747,764	14.5%
Rooms Occupied	545,038	445,262	22.4%	1,457,209	1,204,408	21.0%
Occupancy	78.29%	74.83%	3.5%	72.83%	68.91%	3.9%
Average Daily Rate (ADR)	$139.81	$128.39	8.9%	$133.13	$126.32	5.4%
Revenue Per Available Room (RevPAR)	$109.45	$96.07	13.9%	$96.96	$87.05	11.4%

Room Revenues	$76,200,788	$57,168,304	33.3%	$193,991,358	$152,146,284	27.5%
Hotel Operating Revenues	$79,600,709	$59,832,345	33.0%	$203,473,433	$159,512,480	27.6%

The following table outlines operating results for the three and nine months ended September 30, 2010 and 2009, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.  This table excludes the operations of the Hilton Garden Inn, Glastonbury, CT and Homewood Suites, Glastonbury, CT.  On January 1, 2010, we acquired our joint venture partner’s membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.  As a result of this transaction, our joint venture partner acquired our membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.  In addition, this table excludes the operations of the Courtyard South Boston, MA.  On April 13, 2010, this hotel became one of our consolidated joint venture properties due to our acquisition of the mortgage note secured by Courtyard South Boston, MA.  The acquisition of this mortgage note caused us to be the primary beneficiary of the joint venture that owns the Courtyard South Boston, MA.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Variance	2010	2009	% Variance

Rooms Available	193,075	192,902	0.1%	596,232	596,112	0.0%
Rooms Occupied	147,502	137,358	7.4%	409,497	382,599	7.0%
Occupancy	76.40%	71.21%	5.2%	68.68%	64.18%	4.5%
Average Daily Rate (ADR)	$140.11	$135.34	3.5%	$134.78	$133.59	0.9%
Revenue Per Available Room (RevPAR)	$107.04	$96.37	11.1%	$92.57	$85.74	8.0%

Room Revenues	$20,666,406	$18,589,855	11.2%	$55,191,045	$51,110,379	8.0%
Total Revenues	$25,509,076	$23,284,197	9.6%	$70,641,558	$66,560,485	6.1%

RevPAR for the three and nine months ended September 30, 2010 increased 13.9% and 11.4%, respectively, for our consolidated hotels and increased 11.1% and 8.0% for the three and nine months ended September 30, 2010, respectively, for our unconsolidated hotels when compared to the same period in 2009.  This increase in RevPAR was primarily due to an increase in demand as a result of improving economic conditions.  This rebound in demand resulted in an increase in occupancy, RevPAR, and ADR for the portfolio for the nine months ended September 30, 2010.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 TO SEPTEMBER 30, 2009
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the three months ended September 30, 2010 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $19,769, or 33.0%, from $59,832 for the three months ended September 30, 2009 to $79,601 for the same period in 2010.

The increase in hotel operating revenues was primarily attributable to the acquisitions consummated subsequent to the third quarter of 2009.  We acquired interests in the following seven consolidated hotels which contributed the following operating revenues for the three months ended September 30, 2010:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hampton Inn & Suites	West Haven, CT	November 4, 2009	98	785
Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	1,341
Hampton Inn	Times Square, NY	February 9, 2010	184	3,327
Candlewood Suites	Times Square, NY	February 9, 2010	188	2,740
Holiday Inn Express	Times Square, NY	February 9, 2010	210	3,728
Holiday Inn	Wall Street, NY	May 7, 2010	113	1,574
Hampton Inn	Washington, DC	September 1, 2010	228	1,152
			1,171	$14,647

Revenue for hotels acquired since September 30, 2009 is included in hotel operating revenue for the three months ended September 30, 2010 but did not contribute to revenue during the same period in 2009.  In addition, there has been improvement in the occupancy and ADR within our total consolidated portfolio.  ADR at our consolidated hotels increased 8.9% from $128.39 per room for the three months ended September 30, 2009 to $139.81 per room during the same period in 2010.  Our occupancy rate increased 346 basis points from 74.83% during the three months ended September 30, 2009 to 78.29% for the same period in 2010.

Interest income from development loans decreased $378 or 26.5% to approximately $1,049 for the three months ended September 30, 2010 from $1,427 for the three months ended September 30, 2009, due to the decrease in the average balances outstanding.  The average balance outstanding during the three months ended September 30, 2010 was lower than the average balance outstanding during the same period in 2009 due primarily to the settlement of certain development loans in connection with hotel acquisitions occurring during the second and fourth quarter of 2009 and the second quarter of 2010 and, as previously disclosed, the impairment of two loans in the third quarter of 2009.

Of the $40,982 in development loans receivable outstanding as of September 30, 2010, $8,000, or 19.5%, is invested in hotels that are operating and generating revenue, and $32,982, or 80.5%, is invested in hotel construction projects with significant progress made toward completion.  As a result of previous impairment charges, we currently do not reflect on our balance sheet any value for the development loans to hotel development projects that are in the early phase of development that includes land acquisition and site preparation.

As hotel developers are engaged in constructing new hotels or renovating existing hotels, the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Two of our development loans, including one such loan to an entity affiliated with certain of our trustees and executive officers, allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $653 in accrued interest on these loans was added to principal for the three months ended September 30, 2010.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $13, from $104 for the three months ended September 30, 2009 to $91 during the three months ended September 30, 2010.

Expenses

Total hotel operating expenses increased $10,643, or 32.0%, to approximately $43,897 for the three months ended September 30, 2010 from $33,254 for the three months ended September 30, 2009.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2009, as mentioned above.  The acquisitions also resulted in a $2,449, or 22.5%, increase in depreciation and amortization expense from $10,878 for the three months ended September 30, 2009 to $13,327 for the three months ended September 30, 2010. Real estate and personal property tax and property insurance increased $1,429, or 37.9%, in the three months ended September 30, 2010 when compared to the same period in 2009 primarily due to the acquisitions and from increases in assessments and insurance premiums at certain of the hotel properties.

General and administrative expense increased $456, or 30.2%, from $1,511, for the three months ended September 30, 2009 to $1,967 for the three months ended September 30, 2010, due primarily to increases in compensation and benefit costs.

Non-cash stock based compensation expense increased $1,290 when comparing the three months ended September 30, 2010 to the same period in 2009.  Included in stock based compensation for the three months ended September 30, 2010, but not for the comparable period in 2009, was $410 of stock based compensation expense for the performance share awards, $799 of stock based compensation expense for the multi-year long term equity incentive awards and $79 for the annual long term equity incentive awards.  The remaining increase in stock based compensation is a result of an increase in the number of restricted shares outstanding.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the three and nine months September 30, 2010 and 2009 (unaudited) for more information about our stock based compensation.

Beginning January 1, 2009, US GAAP requires that costs related to business combinations, which includes the acquisition of hotel properties, be expensed currently rather than included in the value of the business acquired.  As a result, amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs increased $1,181 from $32 for the three months ended September 30, 2009 to $1,213 for the three months ended September 30, 2010 due to acquisition consummated during the three months ended September 30, 2010.  Of these costs incurred, $1,188 related to our acquisition of the Hampton Inn D.C. in Washington, D.C.  The remaining costs related to transactions that we terminated during the quarter.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

Our interest in the loss from unconsolidated joint ventures was $243 for the three months ended September 30, 2010 compared to $606 for the same period in 2009.  RevPAR for our unconsolidated hotel portfolio increased 11.1% during the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.

Net Income (Loss)

Net income applicable to common shareholders for the three months ended September 30, 2010 was $139 compared to a net loss applicable to common shareholders of $33,575 for the same period in 2009.

Operating income for the three months ended September 30, 2010 was $12,902 compared to an operating loss of $10,365 during the same period in 2009. During the three months ended September 30, 2009, we recorded an impairment charge of $21,408 related to development loans that were deemed to be unrecoverable.  The remaining $1,859 increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred since September 30, 2009.

Interest expense decreased $89 from $11,129 for the three months ended September 30, 2009 to $11,040 for the three months ended September 30, 2010. The decrease in interest expense is due primarily to a lower average balance outstanding on our line of credit during the three months ended September 30, 2010 as compared to the same period in 2009.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 TO SEPTEMBER 30, 2009
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2010 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $43,961, or 27.6%, from $159,512 for the nine months ended September 30, 2009 to $203,473 for the same period in 2010.

The increase in hotel operating revenues was primarily attributable to the acquisitions consummated subsequent to the third quarter of 2009.  We acquired interests in the following seven consolidated hotels which contributed the following operating revenues for the nine months ended September 30, 2010:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hampton Inn & Suites	West Haven, CT	November 4, 2009	98	2,134
Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	3,769
Hampton Inn	Times Square, NY	February 9, 2010	184	7,516
Candlewood Suites	Times Square, NY	February 9, 2010	188	6,047
Holiday Inn Express	Times Square, NY	February 9, 2010	210	8,184
Holiday Inn	Wall Street, NY	May 7, 2010	113	2,605
Hampton Inn	Washington, DC	September 1, 2010	228	1,152
			1,171	$31,407

Revenues for hotels acquired since September 30, 2009 are included in the nine months ended September 30, 2010 but did not contribute to revenue during the same period in 2009.  In addition, ADR increased 5.4% from $126.32 per room for the nine months ended September 30, 2009 to $133.13 per room during the same period in 2010.  Our occupancy rate increased 392 basis points from approximately 68.91% during the nine months ended September 30, 2009 to approximately 72.83% for the same period in 2010.

Interest income from development loans decreased $2,391, or 39.9%, to approximately $3,599 for the nine months ended September 30, 2010 from $5,990 for the nine months ended September 30, 2009, due to the decrease in the average balances outstanding.  The average balance outstanding during the nine months ended September 30, 2010 was lower than the average balance outstanding during the same period in 2009 due primarily to the settlement of certain development loans in connection with hotel acquisitions occurring during the fourth quarter of 2009 and second quarter of 2010 and, as previously disclosed, the impairment of two loans in the third quarter of 2009.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $50, from $340 for the nine months ended September 30, 2009 to $290 during the nine months ended September 30, 2010.

Expenses

Total hotel operating expenses increased $22,969, or 24.8%, to approximately $115,462 for the nine months ended September 30, 2010 from $92,493 for the nine months ended September 30, 2009.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2009, as mentioned above.  The acquisitions also resulted in a $6,082, or 19.0%, increase in depreciation and amortization expense from $31,983 for the nine months ended September 30, 2009 to $38,065 for the nine months ended September 30, 2010. Real estate and personal property tax and property insurance increased $3,553, or 34.4%, in the nine months ended September 30, 2010 when compared to the same period in 2009 primarily due to the acquisitions and from increases in assessments and rates at certain of the hotel properties.  Property insurance expense also increased due to the acquisitions consummated since the comparable period in 2009.

General and administrative expense increased $2,343, or 53.7%, from $4,361, for the nine months ended September 30, 2009 to $6,704 for the nine months ended September 30, 2010.  This increase was, in part, due to an accrual for incentive compensation of $1,311 related to the Company’s performance during the 2009 fiscal year which was not approved by our Board of Trustees until March 17, 2010 and therefore was not recorded until the first quarter of 2010.  A similar charge was not included in the general and administrative expenses for the nine months ended September 30, 2009.  Also, in May of 2010, the Compensation Committee approved an increase in 2010 base salaries for the named executives over the 2009 levels which was to be applied retroactively to January 1, 2010.  A portion of the increase in general and administrative expense was due to an adjustment recorded May 2010 for the cumulative effect of these salary increases for the first five months of the year.  In addition, we recorded stock based compensation expense of $124 related to incentive compensation awarded to certain members of management other than the named executive officers which was expensed during the nine months ended September 30, 2010.

Non-cash stock based compensation expense increased $2,525 when comparing the nine months ended September 30, 2010 to the same period in 2009.  Included in stock based compensation for the three months ended September 30, 2010, but not for the comparable period in 2009, was $655 of stock based compensation expense for the performance share awards, $1,286 of stock based compensation expense for the multi-year long term equity incentive awards and $139 for the annual long term equity incentive awards.  Stock based compensation expense related to shares issued to our trustees increased $77 for the nine months ended September 30, 2010 when compared to the same period in 2009 due primarily to an increase in the number of trustees receiving the awards and an increase in the value of the Company’s common shares.  The remaining increase in stock based compensation is a result of an increase in the number of restricted shares outstanding.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the three and nine months September 30, 2010 and 2009 (unaudited) for more information about our stock based compensation.

Acquisition and terminated transaction costs increased $4,695 from $76 for the nine months ended September 30, 2009 to $4,771 for the nine months ended September 30, 2010 due to acquisitions consummated during the nine months ended September 30, 2010.  Of these costs incurred, $3,228 related to our acquisition of three hotels acquired in the vicinity of Times Square in New York, NY, $20 related to our acquisition of the Hilton Garden Inn, Glastonbury, CT, $151 related to our acquisition of the Holiday Inn Wall Street in New York, NY, and $1,188 related to our acquisition of the Hampton Inn, Washington, D.C.  The remaining costs related to transactions that we terminated during the quarter. One acquisition was consummated during the same period in 2009.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

Our interest in the income from unconsolidated joint ventures was $2,594 for the nine months ended September 30, 2010 compared to a loss of $2,330 for the same period in 2009.  Our income from unconsolidated joint ventures for the nine months ended September 30, 2010 was due, in part, to a $1,818 gain recognized from the remeasurement of our interest in PRA Glastonbury, LLC the owner of the Hilton Garden Inn, Glastonbury, CT, upon our acquisition of our joint venture partner’s 52.0% interest in the venture.  In addition, we recorded a $2,190 gain recognized from the remeasurement of our interest in Hiren Boston, LLC, the owner of the Courtyard South Boston, MA.  Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 (unaudited) for more information about the remeasurement of our interests in PRA Glastonbury, LLC and Hiren Boston, LLC.  Also, RevPAR for our unconsolidated hotel portfolio increased 8.0% during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.

Net Loss

Net loss applicable to common shareholders for the nine months ended September 30, 2010 was $12,326 compared to a net loss applicable to common shareholders of $43,572 for the same period in 2009.

Operating income for the nine months ended September 30, 2010 was $23,451 compared to operating income of $2,824 during the same period in 2009.  During the nine months ended September 30, 2009, we recorded an impairment charge of $21,408 related to development loans that were deemed to be unrecoverable.

Interest expense increased $1,180 from $32,170 for the nine months ended September 30, 2009 to $33,350 for the nine months ended September 30, 2010.

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

Prior to November 5, 2010, we maintained a revolving credit facility with a syndicate of lenders that had committed up to $135,000.  As of September 30, 2010, we had $115,700 in borrowings under the line of credit and $6,927 in letters of credit outstanding under this facility resulting in a remaining borrowing capacity under the line of credit of $12,373.  On November 5, 2010, we entered into a new revolving credit facility, which provides for a revolving line of credit in the principal amount of up to $250,000.  Our previous line of credit, which allowed for borrowings of up to $135,000 was replaced by this new line, and the new line of credit allows us additional borrowing capacity for future acquisitions.  As of November 5, 2010, we had $73,000 of borrowings under the new line of credit and $6,927 of letter of credit obligations outstanding under the new line of credit, resulting in a remaining borrowing capacity under the new line of credit of $170,073.  The new line of credit expires on November 5, 2013 and includes an option to extend the maturity date until November 5, 2014.  This option may be exercised at the sole discretion of the lenders.  We intend to repay indebtedness incurred under the new line of credit from time to time, for acquisitions or otherwise, out of cash flow from operations and from the proceeds of issuances of additional common shares and other securities.  For additional information, see Part II, Item 5 in this Quarterly Report on Form 10-Q.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2010, we have $2,053 coming due on or before December 31, 2010.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our credit facility and issuing public debt or equity.

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

On October 22, 2010, we completed a public offering in which 28,750,000 common shares, including 3,750,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $160,017 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional common units of limited partnership in HHLP.  We used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and secured debt on several of our existing assets and intend to use the remainder for general corporate purposes, including repayment of debt and future acquisitions.

Development Loans Receivable

The current borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of September 30, 2010, we have $40,982 in development loan principal receivable and $2,597 in accrued interest receivable on these loans.

Each of these loans matures at some time within the next twelve to eighteen months.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  Each of these development loans also provides us with a right of first offer on hotels constructed through the development loan program.  We expect most development loan borrowers to take advantage of these extension options.  In addition, we may convert the principal and interest due to us on those development loans that are not extended into equity interests in the hotels developed allowing us to acquire new hotel properties without a significant additional outlay of cash.

In addition, the contractual terms of two development loans allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $1,888 of accrued interest was added to loan principal for the nine months ended September 30, 2010.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

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

On September 1, 2010, we entered into a purchase and sale agreement with an unrelated third party and closed on the acquisition of Hampton Inn, Washington, DC.  The total purchase price for this this hotel was $73,096 and consisted of $72,988 in cash and $108 in franchise fees.  In addition, we paid closing costs of $1,188 and acquired approximately $304 in net working capital assets.

Our purchase agreements for some of our previous acquisitions contain certain earn-out provisions that entitle the seller to a payment based on operating metrics of the hotel properties.  While we are unable to determine whether amounts will be paid under these earn-out provisions until the expiration of the earn-out periods, based on the historical operating results of the properties through September 30, 2010, we believe no amounts will be due under these earn-out provisions.

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

Beginning with our dividend declaration in the second quarter of 2009, the Company reduced its quarterly dividend payment by approximately 72% in order to preserve cash.  As noted above, we issued common shares in public offerings and issued Common Units in connection with our acquisition of hotel properties.  Assuming we continue to make distributions to our common shareholders and common unitholders at our current rate and assuming no additional common shares or common units are issued, these distributions would approximate $35,321 over the next twelve months.  We cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all.  While, due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter, we believe, based on our current estimates, which include the addition of cash provided by hotels acquired in the first three quarters of 2010, that our cash provided by operating activities will be sufficient over the next twelve months to fund the payment of our dividend at its current level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to further reduce or suspend these distributions.  Cash provided by operating activities for the nine months ended September 30, 2010 was $32,183 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2010 was $21,663.

Owning hotels is a capital intensive enterprise.  Hotels are expensive to acquire or build and require regular significant capital expenditures to satisfy guest expectations.  However, even with current depressed cash flows, we project that our operating cash flow and credit facility will be sufficient to satisfy almost all of our liquidity and other capital needs over the next twelve to eighteen months.

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements.  During 2009, our hotel managers had implemented a policy of limiting capital expenditures to only those projects that impact safety to our guests or preserve the value of our hotel assets.  As economic conditions have improved, we have begun to fund addition capital expenditures, including the lobby renovation of several of our hotels. In addition, we completed a renovation converting two of our existing adjoining hotel properties in King of Prussia, PA into a Hyatt Place during the third quarter of 2010.  The total cost to complete this conversion was approximately $5,790, net of $1,200 received from the franchisor upon the completion of the conversion.  The renovations were completed and the hotel opened on August 17, 2010.  The cash required to complete this project was provided by undistributed cash from our operations and borrowings under our prior credit facility.

We have increased our spending on capital improvements during the nine months ended September 30, 2010 when compared to the same period in 2009.  We may spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Net cash provided by operating activities increased $17,924, from $14,259 for the nine months ended September 30, 2009 to $32,183 for the same period in 2010.  Net income, adjusted for non-cash items such as gain on dispositions of hotel properties, impairment of development loans receivable and assets held for sale, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $4,860 during the nine months ended September 30, 2010 when compared to the same period in 2009.  Also included in net income is a charge of $4,620 for acquisition costs which are included in cash paid for the purchase of hotel property assets in investing activities.  In addition, the Company benefited from a decrease in net cash used as a result of changes in working capital assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2010 increased $283,312, from $5,354 in the nine months ended September 30, 2009 compared to $288,666 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, we used $265,375 to acquire six properties.  This compares to just $5,994 to acquire one property during the same period in 2009.  We have also funded $5,790 in construction costs for the conversion of two of our existing adjoined hotels into a Hyatt Place and a $1,500 deposit for the acquisition of another hotel property.  In addition, we invested $13,750 to purchase a mortgage loan secured by the Courtyard by Marriott, located in South Boston, MA, a hotel which is owned by a joint venture in which we have a 50% ownership interest.  Offsetting these increases in cash used in investing activities was a decrease of $2,000 in cash used to invest in development loans receivable for the nine months ended September 30, 2010 when compared to the same period in 2009.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $263,533 compared to cash used in financing activities of $12,108 during the same period in 2009.  During the nine months ended September 30, 2010, we issued 79,350,000 common shares resulting in net proceeds of $260,764.  Net borrowing under our credit facility were $36,500 during the nine months ended September 30, 2010 compared to net repayments of $8,421 during the same period in 2009.  Net repayments of our mortgages and notes payable were $11,588 during the nine months ended September 30, 2010 compared to net proceeds of $5,743 during the same period in 2009.  The Company reduced its quarterly common dividend by approximately 72% from $0.41 per share during the nine months ended September 30, 2009 to $0.15 per share during the same period of 2010.  The decrease in the rate of dividends and distributions was partially offset by an increase in number of shares outstanding.  The net decrease in total dividends and distributions paid was $5,342.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net income (loss) applicable to common shares	$139	$(33,575)	$(12,326)	$(43,572)
Income (loss) allocated to noncontrolling interest	263	(5,560)	(302)	(7,162)
Loss (Income) from unconsolidated joint ventures	243	606	(2,594)	2,330
Gain on disposition of hotel properties	(360)	(1,868)	(360)	(1,868)
Depreciation and amortization	13,327	10,878	38,065	31,983
Depreciation and amortization from discontinued operations	-	185	87	1,268
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	(380)	(23)	(380)	(98)
Funds from consolidated hotel operations applicable to common shares and Partnership units	13,232	(29,357)	22,190	(17,119)

(Loss) income from unconsolidated joint ventures	(243)	(606)	2,594	(2,330)
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	-	-	(4,008)	-
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	508	519	1,525	1,565
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,808	1,958	3,189	3,683
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	2,073	1,871	3,300	2,918

Funds from Operations applicable to common shares and Partnership units	$15,305	$(27,486)	$25,490	$(14,201)

Weighted Average Common Shares and Units Outstanding
Basic	138,636,206	51,878,482	125,193,554	49,187,465
Diluted	150,309,158	60,583,677	136,907,952	57,919,913

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO was $15,305 for the three months ended September 30, 2010, representing an increase of $42,791, or 155.7%, over FFO in the comparable period in 2009.  This increase was largely attributable to impairment charges of $39,091 recognized during the third quarter of 2009.  The increase in FFO was also due to the acquisition of hotel properties and improving economic conditions that have caused increases in the RevPAR of certain hotel properties.  FFO for the three months ended September 30, 2010 was negatively impacted by acquisition and terminated transaction costs of $1,213 which were incurred in connection with the acquisition of hotel properties consummated during this period.  In addition, real estate and personal property taxes and property insurance expense increased $1,429, or 37.9%, from $3,773 for the three months ended September 30, 2009 to $5,202 for the same period in 2010 due to the acquisition of hotel properties and increased assessments on our hotel properties.

FFO was $25,490 for the nine months ended September 30, 2010, which was an increase of $39,691 or 279.5%, over FFO in the comparable period in 2009.  FFO for the nine months ended September 30, 2009 was negatively impacted by total impairment charges of $39,091 recognized during the third quarter of 2009.    Increases in FFO were also due to the acquisition of hotel properties and improving economic conditions that have caused increases in the RevPAR of certain hotel properties.  FFO for the nine months ended September 30, 2010 was negatively impacted by acquisition and terminated transaction costs of $4,771 which were incurred in connection with the acquisition of hotel properties consummated during this period.  FFO was also negatively impacted by a decrease in interest income from development loans of $2,391 for the nine months ended September 30, 2010 when compared to the same period in 2009.  In addition, real estate and personal property taxes and property insurance expense increased $3,553, or 34.4%, from $10,321 for the nine months ended September 30, 2009 to $13,874 for the same period in 2010 due to the acquisition of hotel properties and increased assessments on our hotel properties.

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

As of September 30, 2010, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investments in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  If the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of September 30, 2010, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2010, we are exposed to interest rate risk with respect to variable rate borrowings under our revolving line of credit and certain variable rate mortgages and notes payable. As of September 30, 2010, we had total variable rate debt outstanding of $218,786.  At September 30, 2010, our variable rate debt outstanding had a weighted average interest rate of 3.98%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2010 would be an increase or decrease in our interest expense for the three months ended September 30, 2010 of $346.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2010 would be an increase or decrease in our interest expense for the nine months ended September 30, 2010 of $791.

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

As of September 30, 2010 approximately 72.1% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of an interest rate swap, while approximately 27.9% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2010 to be approximately $539,178 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2010 to be approximately $600,949.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2010, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable	2010	2011	2012	2013	2014	Thereafter	Total

Fixed Rate Debt	$1,915	$31,031	$15,688	$32,437	$42,540	$441,716	$565,327
Weighted Average Interest Rate	6.04%	6.15%	6.15%	6.14%	6.12%	6.12%	6.12%

Floating Rate Debt	$138	$48,954	$182	$182	$2,082	$51,548	$103,086
Weighted Average Interest Rate	3.62%	3.25%	3.25%	3.25%	3.26%	3.26%	3.32%
	$2,053	$79,985	$15,870	$32,619	$44,622	$493,264	$668,413

Credit Facility
	$-	$115,700	$-	$-	$-	$-	$115,700
Weighted Average Interest Rate		4.25%					4.25%

TOTAL	$2,053	$195,685	$15,870	$32,619	$44,622	$493,264	$784,113

The table incorporates only those exposures that existed as of September 30, 2010, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

·	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
·	the lender’s extension of the maturity of the revolving line of credit extension options.

	2010	2011	2012	2013	2014	Thereafter	Total

Principal repayments due as of September 30, 2010, as noted above	$2,053	$195,685	$15,870	$32,619	$44,622	$493,264	$784,113

Adjustments:

Extension Options (1)
Hotel 373 - 5th Avenue, New York, NY (2)	-	(22,000)	22,000	-	-	-	-
nu Hotel Brooklyn - New York, NY (3)	-	(18,000)	-	18,000	-	-	-
Hampton Inn - West Haven, CT (4)	-	-	(7,587)	-	-	7,587	-
Residence Inn - Carlisle (5)	-	-	-	(6,764)	-	6,764	-
Line of Credit Facility (6)		(115,700)	-	-	115,700	-

Principal Repayments
Hampton Inn - Hershey, PA (7)	-	-	-	-	(2,675)	-	(2,675)
TownePlace Suites - Harrisburg, PA (7)	-	(9,003)	-	-	-	-	(9,003)
Hilton Garden Inn - Edison, NJ (7)	-	(5,135)	-	-	-	-	(5,135)

Pro Forma Principal Repayments (8)	$2,053	$25,847	$30,283	$43,855	$157,647	$507,615	$767,300

(1) Adjustments reflect principal balances as of September 30, 2010.  Adjustments do not include amortization of principal scheduled to occur subsequent to September 30, 2010 through maturity date or extended maturity date if options are exercised.

(2) Represents mortgage debt on the Hotel 373 – 5th Avenue, New York, NY, which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from May of 2011 to May of 2012.

(3) Represents mortgage debt on the nu Hotel Brooklyn – New York, NY, which contains two one-year extension options, which can be exercised at our discretion, effectively extending the maturity from January of 2011 to January of 2013.

(4) Represents the mortgage debt on the Hampton Inn – West Haven, CT, which contains a three-year extension option, which is subject to the lender’s approval in its discretion, effectively extending the maturity from November of 2012 to November of 2015.

(5) Represents the mortgage debt on the Residence Inn – Carlisle, PA, which contains a three-year extension option, which is subject to the lender’s approval in its discretion, effectively extending the maturity from January of 2013 to January of 2016.

(6) Represents the new revolving line of credit agreement entered into on November 5, 2010, which contains a one-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from November of 2013 to November of 2014.

(7) Represents principal payments which occurred subsequent to September 30, 2010.

(8) Reflects principal balances as of September 30, 2010.  Figures do not include amortization of principal scheduled to occur subsequent to September 30, 2010 through maturity date or extended maturity date if options are exercised.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010.

There were no changes to the Company’s internal controls over financial reporting during the nine months ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5. Other Information.

On November 5, 2010, the Company, as guarantor, and HHLP, as borrower, entered into a Revolving Credit Loan and Security Agreement (the “New Credit Agreement”) with the various lenders named therein (the “Lenders”), T.D. Bank, N.A. as administrative agent (the “Agent”), and TD Securities (USA) LLC, as arranger.  The New Credit Agreement replaces the $135.0 million senior secured revolving line of credit (the “Prior Credit Facility”) under the Revolving Loan and Security Agreement, dated October 14, 2008, as amended by Amendment to Revolving Credit Loan and Security Agreement, dated December 11, 2009 (as amended, the “Prior Credit Agreement”).

The New Credit Agreement provides for a $250.0 million senior secured revolving line of credit (the “New Credit Facility”), including a sub-limit of $25.0 million for irrevocable standby letters of credit and a sub-limit of $10.0 million for swing line loans.  The aggregate amount of loans and letter of credit obligations under the New Credit Facility may not exceed 65% of the appraised value of the 13 mortgaged properties included in the borrowing base. Additional hotel properties may be added or substituted to the borrowing base, subject to the approval of the Required Lenders (as defined in the New Credit Agreement).  Advances under the New Credit Facility were used to repay all amounts outstanding under the Company’s Prior Credit Facility.  Subject to available borrowing capacity, additional advances may be used for working capital and general corporate purposes, including the payment of distributions or dividends, and to acquire additional hotels or interests in additional hotels.

The 13 hotel properties included in the borrowing base are: the Holiday Inn Express and Suites, 5680 Allentown Boulevard, Harrisburg, PA; the Hyatt Place, 440 American Avenue, King of Prussia, PA; the Hampton Inn, 1301 Race Street, Philadelphia, PA; the Residence Inn, 15 Cabot Boulevard East, Langhorne, PA; the Residence Inn, 275 Norwood Park South, Norwood, MA; the Holiday Inn, 10 Laura Boulevard, Norwich, CT; the Hampton Inn, 97 Old Valley School Road, Danville, PA; the Holiday Inn Express, 5001 Mercedes Boulevard, Camp Springs, MD; the Sheraton JFK Hotel, 132-26 South Conduit Avenue, Jamaica, NY; the Hampton Inn, 7 Hampton Court, Carlisle, PA; the Hampton Inn, 3 Stetler Avenue, Shamokin Dam (Selinsgrove), PA; the Holiday Inn Express, Times Square, 343 W. 39th Street, New York, NY; and the Hampton Inn, 901 6th Street, NW, Washington DC

Loans provided under the New Credit Facility may be designated by the Company, at its options, as either prime rate loans or LIBOR rate loans.  The interest rate applicable to prime rate loans and LIBOR rate loans depends on a loan pricing ratio, which is a ratio of the sum of outstanding loans and letter of credit obligations under the New Credit Facility to the appraised value of the mortgaged properties included in the borrowing base.  If the loan pricing ratio is equal to or less than 60%, loans bear interest at a per annum rate equal to the prime rate plus 1.50%, in the case of prime rate loans, and the LIBOR rate plus 3.50%, in the case of LIBOR rate loans.  If the loan pricing ratio is more than 60% and does not exceed 65%, loans bear interest at a per annum rate equal to the prime rate plus 1.75%, in the case of prime rate loans, and the LIBOR rate plus 3.75%, in the case of LIBOR rate loans. LIBOR rate loans are subject to a LIBOR floor of 0.75% per annum.

The “prime rate” means, for any day, a fluctuating rate per annum equal to the higher of (i) the variable rate of interest published from time to time in the Wall Street Journal as the Prime Rate, (ii) the Federal Funds Rate (as defined in the New Credit Agreement) plus ½ of 1% and (iii) the LIBOR rate for an interest period of one month commencing on such day plus 1% per annum.  The “LIBOR rate” means, for any LIBOR rate loan, LIBOR for the period of 30, 60 or 90 days, subject to availability, divided by 1.00 less the Eurodollar Reserve Percentage calculated in accordance with the New Credit Agreement.

The New Credit Facility expires on November 5, 2013, and, provided no event of default occurs and remains uncured, the Company may request that the Lenders renew the New Credit Facility for an additional one-year period.  No Lender is under any obligation to renew the New Credit Facility, and each Lender may decline to do so in its sole and absolute discretion.

Pursuant to the New Credit Agreement, the Company and certain of its indirect subsidiaries guarantee to the Lenders the obligations of HHLP and each other guarantor under the New Credit Agreement, the guaranties and the other loan documents. From time to time, additional subsidiaries may become guarantors.  First priority mortgage liens on the hotel properties included in the borrowing base, as well as other property and assets of the Company and the other guarantors, secure the performance of the obligations of HHLP and each other guarantor under the New Credit Agreement, the guaranties and the other loan documents.

The New Credit Agreement contains customary representations, warranties, covenants, terms and conditions customary for transactions of this type, including limitations on, among other things, liens, incurrence of indebtedness, guaranties, investments, accounts and other receivables from affiliates, distributions and mergers and asset sales.  The New Credit Agreement also contains customary financial covenants, including but not limited to: (i) a minimum fixed charge coverage ratio, measured on a trailing four-quarter basis, of 1.25x for periods ending on or before September 30, 2011, 1.35x for periods ending on or after October 1, 2011 and on or before September 30, 2012 and 1.45x for period ending on or after October 1, 2012; (ii) a total funded debt to gross asset value of not more than 0.65x; (iii) a minimum tangible net worth requirement of at least $500.0 million, subject to increase in accordance with the New Credit Agreement; and (iv) a variable rate debt to total funded debt ratio of 0.30x.

The New Credit Agreement also includes default provisions, including defaults for, among other things, non-payment, breach of representations and warranties, bankruptcy or insolvency, non-performance of covenants, cross-defaults, change in control and guarantor defaults.  The occurrence of an event of default under the New Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the New Credit Facility being terminated, and allow the Lenders to exercise all rights and remedies available to the with respect to the collateral.

As of November 5, 2010, there were $73.0 million of borrowings under the New Credit Facility and $6.9 million of letter of credit obligations under the New Credit Facility, resulting in a remaining borrowing capacity of $170.1 million.

The foregoing summary of the material terms of the New Credit Agreement is not complete and is qualified in its entirety by reference to the entire New Credit Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated by reference herein. Investors are encouraged to read the New Credit Agreement in its entirety.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1
Amended and Restated Registration Rights Agreement, dated June 30, 2010, by and among Hersha Hospitality Trust, IRSA Inversiones y Representaciones Sociedad Anonima, Real Estate Investment Group, L.P., Dolphin Fund, Ltd., and Citibank, N.A. (filed as Exhibit 10.1 to Hersha Hospitality Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2010)

10.2
Revolving Credit Loan and Security Agreement, dated November 3, 2010, by and among Hersha Hospitality Limited Partnership, as Borrower, Hersha Hospitality Trust, as Guarantor, each of the other Guarantors party thereto, each of the financial institutions identified as Lenders on Schedule A thereto, TD Bank, N.A., as Lender and as administrative agent for the Lenders thereunder, and TD Securities (USA) LLC, as arranger.

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

HERSHA HOSPITALITY TRUST

November 5, 2010	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer