Form 10-K
period 2010-12-31
HERSHA HOSPITALITY TRUST
filed 2011-03-03
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive, Harrisburg, PA	17102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (717) 236-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes  ☐  No

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
☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2010, was approximately $629.3 million.

As of March 2, 2011, the number of Class A common shares outstanding was 169,273,542 and there were no Class B common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed with the Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III.

HERSHA HOSPITALITY TRUST

i

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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

·	the depth and duration of the current economic downturn;
·	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
·	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
·	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
·	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
·	the degree and nature of our competition;
·	increased interest rates and operating costs;
·	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
·	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;
·	availability of and our ability to retain qualified personnel;
·	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code;
·	environmental uncertainties and risks related to natural disasters;
·	changes in real estate and zoning laws and increases in real property tax rates; and
·	the factors discussed in Item 1A of this report under the heading “Risk Factors” and in other reports we file with the Securities and Exchange Commission from time to time.

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

PART I

Item 1.	Business

All brand names, trademarks and service marks appearing in this report are the property of their respective owners. This report may contain registered trademarks owned or licensed to companies other than us, including, but not limited to, Candlewood Suites®, Comfort Inn®, Courtyard® by Marriott®, Fairfield Inn®, Fairfield Inn® by Marriott®, Hampton Inn®, Hawthorne Suites®, Hilton®, Hilton Garden Inn®, Hilton Hotels®, Holiday Inn®, Holiday Inn Express®, Hyatt Summerfield Suites®, Hyatt Place®, Marriott®, Marriott Hotels & Resorts®, Residence Inn®, Residence Inn® by Marriott®, Springhill Suites® and Springhill Suites by Marriott®. None of the owners or licensees of any trademarks contained in this report or any of their respective present and future owners, subsidiaries, affiliates, officers, directors, agents or employees shall have any liability or responsibility for any financial statements or other financial information contained in this report.

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in central business districts, primary suburban office markets and stable destination and secondary markets in the Northeastern United States and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States and other markets with similar characteristics.  We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax reporting purposes.

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

As of December 31, 2010, our portfolio consisted of 62 wholly owned limited and full service properties and interests in 15 limited and full service properties owned through joint venture investments.  Of the 15 limited and full service properties owned through our investment in joint ventures, three are consolidated with us for financial reporting purposes. These 77 properties, with a total of 10,262 rooms, are located in Arizona, California, Connecticut, Delaware, District of Columbia, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island and Virginia and operate under leading brands, such as Candlewood Suites®, Comfort Inn®, Courtyard® by Marriott®, Fairfield Inn®, Fairfield Inn® by Marriott®, Hampton Inn®, Hawthorne Suites®, Hilton®, Hilton Garden Inn®, Hilton Hotels®, Holiday Inn®, Holiday Inn Express®, Hyatt Summerfield Suites®, Hyatt Place®, Marriott®, Marriott Hotels & Resorts®, Residence Inn®, Residence Inn® by Marriott®, Springhill Suites® and Springhill Suites by Marriott®. In addition, some of our hotels operate as independent boutique hotels.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. As of December 31, 2010, we owned an approximate 95.8% partnership interest in our operating partnership.

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

As of December 31, 2010, our portfolio included 62 wholly owned limited and full service properties, with a total of 7,686 rooms.

INVESTMENT IN JOINT VENTURES

In addition to the direct acquisition of hotels, we may make investments in hotels through joint ventures with strategic partners. We have historically identified acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators.  We are not actively pursuing additional joint venture investments.

As of December 31, 2010, we maintain ownership interests in 15 hotels with a total of 2,576 rooms through joint ventures with third parties.  Of the 15 hotels owned through interests in joint ventures, 3 are consolidated for financial reporting purposes.

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

As of December 31, 2010, we had an investment of $41.7 million in six loans, three loans which are collateralized by operating hotels and three of which relate to  hotel development projects.

ACQUISITIONS

Our primary growth strategy is to selectively acquire high quality branded upper-upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.  We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

·
nationally-franchised hotels operating under popular brands, such as Marriott Hotels & Resorts, Hilton Hotels, Courtyard by Marriott, Residence Inn by Marriott, Spring Hill Suites by Marriott, Hilton Garden Inn, Hampton Inn, Sheraton Hotels & Resorts, DoubleTree, Embassy Suites, Hyatt Summerfield Suites, Hyatt Place, TownePlace Suites and Holiday Inn Express;

·	hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;

·	hotels in our target markets where we can realize operating efficiencies and economies of scale; and

·	independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2010, we have acquired, wholly or through joint ventures, a total of 92 hotels, including 28 hotels acquired from entities controlled by certain of our affiliated trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our affiliated trustees and executive officers, 26 were newly constructed or substantially renovated by these entities prior to our acquisition. Because we do not develop properties, we take advantage of our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our affiliated trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our affiliated trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales. During the time since our initial public offering in 1999 through December 31, 2010, we have sold a total of 23 hotels.

FINANCING

The relative stability of the mid-scale, upscale and upper-upscale segments of the limited service lodging industry allows us to increase returns to our shareholders through the prudent application of leverage. We may employ a higher amount of leverage at a specific hotel to achieve a desired return when warranted by that hotel's historical operating performance and may use greater leverage across our portfolio if and when warranted by prevailing market conditions.

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio. Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2010:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
HHMLP	55	6,681	4	586	59	7,267
Waterford Hotel Group	-	-	9	1,708	9	1,708
LodgeWorks	7	1,005	-	-	7	1,005
Jiten Management	-	-	2	282	2	282

Total	62	7,686	15	2,576	77	10,262

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

DISTRIBUTIONS

We have made forty-eight consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.  The following table sets forth distribution information for the last two calendar years.

Quarter to which Distribution Relates	Class A Common Shares and Limited Partnership Unit Per Share Distribution Amount	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount	Record Date	Payment Date
2010
Fourth Quarter	$0.05	1/4/2011	1/17/2011	$0.50	1/1/2011	1/17/2011
Third Quarter	$0.05	9/30/2010	10/15/2010	$0.50	10/1/2010	10/15/2010
Second Quarter	$0.05	6/30/2010	7/15/2010	$0.50	7/1/2010	7/15/2010
First Quarter	$0.05	4/1/2010	4/15/2010	$0.50	4/1/2010	4/15/2010
2009
Fourth Quarter	$0.05	1/4/2010	1/15/2010	$0.50	1/1/2010	1/15/2010
Third Quarter	$0.05	9/30/2009	10/15/2009	$0.50	10/1/2009	10/15/2009
Second Quarter	$0.05	6/30/2009	7/15/2009	$0.50	7/1/2009	7/15/2009
First Quarter	$0.18	3/31/2009	4/15/2009	$0.50	4/1/2009	4/15/2009

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

COMPETITION

The upper-upscale, upscale and mid-scale, limited service segments of the hotel business are highly competitive. Among many other factors, our hotels compete on the basis of location, room rates, quality, service levels, reputation, and reservation systems. There are many competitors in our market segments and new hotels are routinely being constructed.  Additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms.

We also compete for hotel acquisitions with entities that have investment objectives similar to ours. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

EMPLOYEES

As of December 31, 2010, we had 28 employees who were principally engaged in managing the affairs of the company unrelated to property management. Our relations with our employees are satisfactory.

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

Franchisor	Franchises
Marriott International	Marriott, Residence Inn, Springhill Suites, Courtyard by Marriott, Fairfield Inn, TownePlace Suites
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn, Homewood Suites
Intercontinental Hotel Group	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt Summerfield Suites, Hawthorn Suites
Starwood Hotels	Sheraton Hotels
Choice Hotels International	Comfort Inn, Comfort Suites, Sleep Inn, Mainstay Suites

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

TAX STATUS

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ended December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax on the portion of our income that is currently distributed to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we will be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

We own interests in several TRSs. We may own up to 100% of the stock of a TRS. A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to us, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 25% of the value of our assets may consist of securities of one or more TRSs. In addition, no more than 25% of our gross income for any year may consist of dividends from one or more TRSs and income from certain non-real estate related sources.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

We are in the business of acquiring equity interests in hotels, and we manage our hotels as individual operating segments that meet the aggregation criteria and are therefore disclosed as one reportable segment. See “Note 1 Organization and Summary of Significant Accounting Policies” in Item 8 of this Annual Report on Form 10-K for segment financial information.

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

The U.S. economy has been negatively impacted by financial industry turmoil, high unemployment and poor consumer sentiment over the past two years. As a result, the lodging industry had experienced negative growth which had a negative impact on our results of operations and financial condition.  A return to these market conditions could reduce revenues of our hotels and could adversely affect our ability to make distributions to our shareholders.

Our hotels are subject to general hotel industry operating risks, which may impact our ability to make distributions to shareholders.

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have our hotels, and there can be no assurance that such volatility will not occur in the future. These risks include, among other things: competition from other hotels; over-building in the hotel industry that could adversely affect hotel revenues and hotel values; increases in operating costs due to inflation and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; adverse effects of general and local economic conditions; and adverse political conditions. These factors could reduce revenues of the hotels and adversely affect our ability to make distributions to our shareholders.

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

In 2010, general worldwide economic conditions suffered due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  Our business plans for 2011 and beyond depend on the general state of the global economy and specifically on the economies of the locations of our hotels. We cannot assure you that favorable economic conditions will exist in the future. A prolonged general economic recession could have a serious adverse economic impact on us.

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2010, we had outstanding long-term debt, excluding capital leases, of $694.7 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels.  Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due.  In some such cases, we may lose the applicable hotels to foreclosure.  This risk is particularly significant.  See Item 7A for a detailed schedule of debt principal repayments.

Tightening credit markets have made financing development projects and acquiring new hotel properties more difficult.

The turmoil in the financial industry has caused credit to significantly tighten making it more difficult for hotel developers to obtain financing for development projects or for hotels without an operating history.  This could have a negative impact on the collectability of our portfolio of development loans receivable, which as of December 31, 2010 was approximately $41.7 million, if the hotel developers are unable to find financing to repay our development loans when development is complete.  In addition, the tightening credit markets have made it more difficult to finance the acquisition of new hotel properties.  These factors could have a negative impact on our future results of operations and financial condition.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels.  Instead, we must engage an independent management company to operate our hotels.  As of December 31, 2010, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules.  The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions.  Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of our company.  Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests.  In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

Our acquisitions may not achieve expected performance, which may harm our financial condition and operating results.

We anticipate that acquisitions will largely be financed with the net proceeds of securities offerings and through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to acquire and market properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. As a result, we may not be able to generate enough cash from these hotels to make debt service payments or pay operating expenses.

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

Most of our hotels are located in the area from Washington, DC to Boston, MA.  Forty-one of our wholly owned hotels and eleven of our joint venture hotels are located in the states of Pennsylvania, New Jersey, New York, Rhode Island and Connecticut. As a result, regional or localized adverse events or conditions, such as an economic recession, could have a significant adverse effect on our operations, and ultimately on the amounts available for distribution to shareholders.

Our ownership of hotels in the New York City market exposes us to concentration risk, which may lead to increased volatility in our results of operations.

Our consolidated portfolio of hotels in New York City have historically accounted for approximately 35%-40% of our consolidated earnings before income taxes, depreciation and amortization, or EBITDA, and this percentage is expected to increase going forward with our 2010 acquisitions located in the Times Square and Wall Street area.  The three Times Square hotels are newly-constructed hotels that opened for business in July 2009 and have limited operating history. The Wall Street hotel was  also newly-constructed and has limited operating history prior to our purchase.  As a result, our ability to forecast future operations accurately is limited and there is considerable risk the Times Square and Wall Street hotels may not generate sufficient revenue to cover the costs of their operations or provide attractive returns on our investment.  The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations.  Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations.  Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

·	the current downturn in lodging fundamentals is more severe or prolonged in New York City compared to the United States as a whole;
·	negative economic conditions generally are more severe or prolonged in New York City compared to other areas, due to concentration of the financial industry in New York or otherwise;
·	we adopt an unsuccessful strategy to ramp up and stabilize operations at our newly acquired New York hotels; or
·
New York City is impacted by other unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2010, our portfolio consisted of 62 wholly-owned limited and full service properties and joint venture investments in 15 hotels with a total of 10,262 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance.  Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

We depend on key personnel.

We depend on the services of our existing senior management team, including Jay H. Shah, Neil H. Shah, Ashish R. Parikh and Michael R. Gillespie, to carry out our business and investment strategies. As we expand, we will continue to need to attract and retain qualified additional senior management. We have employment agreements with certain of our senior management; however, the employment agreements may be terminated under certain circumstances. The termination of an employment agreement and the loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

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

The following officers and affiliated trustees own collectively approximately 37% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah, David L. Desfor and Kiran P. Patel.  Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP.  These officers and affiliated trustees also make decisions for our company with respect to property management.  Consequently, these officers and affiliated trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.

Conflicts of interest relating to sales or refinancing of hotels acquired from some of our affiliated trustees and officers may lead to decisions that are not in our best interest.

Some of our non-independent trustees and officers have unrealized gains associated with their interests in the hotels we have acquired from them and, as a result, any sale of these hotels or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these hotels may cause adverse tax consequences to such affiliated trustees and officers. Therefore, our interests and the interests of these individuals may be different in connection with the disposition or refinancing of these hotels.

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

Under our operating partnership’s amended and restated partnership agreement, the holders of at least two-thirds of the interests in the partnership must approve a sale of all or substantially all of the assets of the partnership or a merger or consolidation of the partnership. Some of our officers and affiliated trustees own an approximately 2.5% interest in the operating partnership on a fully-diluted basis. Their large ownership percentage may make it less likely that a merger or sale of our company that would be in the best interests of our shareholders would be approved.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2010, 2,400,000 shares of our Series A preferred shares were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $60.0 million, and annual dividends on our outstanding preferred shares are approximately $4.8 million. Holders of our Series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our Series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our Series A preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

We cannot predict whether future sales of our common shares or securities convertible into or exchangeable or exercisable for our commons shares or the availability of these securities for resale in the open market will decrease the market price of our common shares.  Based on information known by us as of March 2, 2011, IRSA and its affiliates beneficially own 18,134,548 common shares, including 5,700,000 common shares issuable by us upon exercise of outstanding options.  These shares, which represent approximately 10.7% our common shares outstanding as of March 2, 2011, may be resold by IRSA and its affiliates in the public market pursuant to a shelf registration statement that has become effective under the Securities Act, or pursuant to any available exemption from registration.  Sales of a substantial number of common shares by IRSA and its affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices of the common shares.

IRSA and its affiliates beneficially own a significant percentage of our common shares, which could result in significant influence over the outcome of matters submitted to the vote of our shareholders.

Based on information known by us as of March 2, 2011, IRSA and its affiliates beneficially own approximately 10.7% of our common shares outstanding as of this date.  In addition, Real Estate Investment Group, L.P., or REIG, an affiliate of IRSA, has certain preemptive rights to acquire additional shares of beneficial interest.  Eduardo Elsztain, the Chairman and Chief Executive Officer of IRSA, also serves on our Board of Trustees.  Accordingly, IRSA and its affiliates have significant influence over us and the ownership level of IRSA and its affiliates may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all shareholders.

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
·
classify or reclassify any unissued common or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including the issuance of additional common shares or preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters

Any one of these events could cause dilution to our common shareholders, delay, deter or prevent a transaction or a change in control that might involve a premium price for the common shares or otherwise not be in the best interest of holders of common shares.

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

Under the Maryland General Corporation Law, as amended (MGCL), as applicable to REITs, certain “business combinations” (including certain issuances of equity securities) between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares, or an affiliate thereof, are prohibited for five years after the most recent date on which such shareholder acquired at least ten percent of the voting power of the trust’s shares. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions could delay, deter or prevent a change of control or other transaction in which holders of our equity securities might receive a premium for their shares above then-current market prices or which such shareholders otherwise might believe to be in their best interests.

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

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner so as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke our REIT election.

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

Under Internal Revenue Service, or IRS, guidance, we may pay taxable dividends of our common shares and cash, in which case shareholders may sell our common shares to pay tax on such dividends, placing downward pressure on the market price of our common shares.

Under IRS guidance, we may distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Under Revenue Procedure 2010-12, or the Revenue Procedure, up to 90% of any such taxable dividend paid with respect to our 2011 taxable year could be payable in shares of our common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. If we utilize the Revenue Procedure and a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.  We do not currently intend to utilize the Revenue Procedure.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders taxed at individual rates has been reduced by legislation to 15% through the end of 2012. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

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

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status.  If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.  As a result, we may be required to liquidate otherwise attractive investments.

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

The following table sets forth certain information with respect to the 62 hotels we wholly owned as of December 31, 2010, all of which are consolidated on the Company’s financial statements.

	Name	Year Opened	Number of Rooms
Candlewood Suites
	Times Square, NY	2009	188
Comfort Inn
	North Dartmouth, MA	1986	84
	Harrisburg, PA	1998	81
Courtyard
	Alexandria, VA	2006	203
	Scranton, PA	1996	120
	Langhorne, PA	2002	118
	Brookline/Boston, MA*	2003	188
	Wilmington, DE	1999	78
Fairfield Inn
	Bethlehem, PA	1997	103
	Laurel, MD	1999	109
Hampton Inn
	Brookhaven, NY	2002	161
	Chelsea/Manhattan, NY	2003	144
	Hershey, PA	1999	110
	Carlisle, PA	1997	95
	Danville, PA	1998	72
	Selinsgrove, PA	1996	75
	Herald Square, Manhattan, NY	2005	136
	Philadelphia, PA	2001	250
	Seaport, NY	2006	65
	Smithfield, RI	2008	101
	Times Square, NY	2009	184
	West Haven, CT	2009	98
	Washington, DC	2005	228
Hawthorn Suites
	Franklin, MA	1999	100
Hilton Garden Inn
	JFK Airport, NY*	2005	188
	TriBeCa, NY	2009	151
	Edison, NJ*	2003	132
	Glastonbury, CT	2003	150
Holiday Inn
	Norwich, CT	2006	134
	Wall Street, NY	2010	113
Holiday Inn Express
	Hauppauge, NY	2001	133
	Cambridge, MA	1997	112
	Hershey, PA	1997	85
	Malvern, PA	2004	88
	Oxford Valley, PA	2004	88
	Chester, NY	2006	80
	Camp Springs, MD	2008	127
	Times Square, NY	2009	210
Holiday Inn Express & Suites
	Harrisburg, PA	1997	77
	King of Prussia, PA	2004	155
Hyatt Place
	King of Prussia, PA	2010	129
Independent
	Wilmington, DE	1999	71
	Fifth Ave, NY	2007	70
	TriBeCa, NY	2008	45
	Brooklyn, NY	2008	93

	Name	Year Opened	Number of Rooms
Residence Inn
	North Dartmouth, MA	2002	96
	Tysons Corner, VA	1984	96
	Framingham, MA	2000	125
	Greenbelt, MD	2002	120
	Norwood, MA	2006	96
	Langhorne, PA	2007	100
	Carlisle,PA	2007	78
Sheraton Hotel
	JFK Airport, NY*	2008	150
	New Castle, DE	2011	191
Summerfield Suites
	White Plains, NY	2000	159
	Bridgewater, NJ	1998	128
	Gaithersburg, MD	1998	140
	Pleasant Hill, CA	2003	142
	Pleasanton, CA	1998	128
	Scottsdale, AZ	1999	164
	Charlotte, NC	1989	144
TownePlace Suites
	Harrisburg, PA	2008	107
TOTAL ROOMS			7,686

*Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement.  These ground lease agreements typically have terms of between 75 and 99 years.

The following table sets forth certain information with respect to the 15 hotels we owned through joint ventures with third parties as of December 31, 2010.  Of the 15 properties owned through interests in joint ventures, three are consolidated.

	Name	Year Opened	Number of Rooms	HHLP Ownership in Asset	HHLP Preferred Return	Consolidated/ Unconsolidated
Courtyard
	Norwich, CT	1997	144	66.7%	8.5%	Unconsolidated
	South Boston, MA**	2005	164	50.0%	N/A	Consolidated
	Warwick, RI	2003	92	66.7%	8.5%	Unconsolidated
	Ewing/Princeton, NJ	2004	130	50.0%	11.0%	Unconsolidated
Hilton
	Hartford, CT	2005	393	8.8%	8.5%	Unconsolidated
Marriott
	Mystic, CT	2001	285	66.7%	8.5%	Unconsolidated
	Hartford, CT	2005	409	15.0%	8.5%	Unconsolidated
Residence Inn
	Danbury, CT	1999	78	66.7%	8.5%	Unconsolidated
	Mystic, CT	1996	133	66.7%	8.5%	Unconsolidated
	Southington, CT	2002	94	44.7%	8.5%	Unconsolidated
	Williamsburg, VA	2002	108	75.0%	12.0%	Consolidated
Holiday Inn Express
	South Boston, MA**	1998	118	50.0%	N/A	Unconsolidated
	Manhattan, NY	2006	228	50.0%	N/A	Unconsolidated
Springhill Suites
	Waterford, CT	1998	80	66.7%	8.5%	Unconsolidated
	Williamsburg, VA	2002	120	75.0%	12.0%	Consolidated
TOTAL ROOMS			2,576

**The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements.  These ground lease agreements typically have terms of between 75 and 99 years.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common shares began trading on the New York Stock Exchange on May 5, 2008 under the symbol “HT.”  As of March 2, 2011, the last reported closing price per common share on the New York Stock Exchange was $6.44. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2010	High	Low	Dividend Per Common Share
Fourth Quarter	$6.69	$5.05	$0.05
Third Quarter	$5.65	$4.16	$0.05
Second Quarter	$5.98	$4.20	$0.05
First Quarter	$5.41	$3.14	$0.05

Year Ended December 31, 2009	High	Low	Dividend Per Common Share
Fourth Quarter	$3.29	$2.33	$0.05
Third Quarter	$3.43	$2.16	$0.05
Second Quarter	$3.74	$1.64	$0.05
First Quarter	$3.05	$1.08	$0.18

SHAREHOLDER INFORMATION

At December 31, 2010 we had approximately 14,795 holders of record of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares on a one for one basis subject to certain limitations) were held by approximately 41 entities and persons.

Our Declaration of Trust, subject to certain exceptions, provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.9% of the number of outstanding common shares of any class or series of common shares or the number of outstanding preferred shares of any class or series of preferred shares. For this purpose, a person includes a “group” and a “beneficial owner” as those terms are used for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any transfer of common or preferred shares that would result in any person owning, directly or indirectly, common or preferred shares in excess of the ownership limitation, result in the common and preferred shares being owned by fewer than 100 persons (determined without reference to any rules of attribution), result in our being “closely held” within the meaning of Section 856(h) of the Code, or cause us to own, actually or constructively, 10% or more of the ownership interests in a tenant (other than a TRS) of our or our operating partnership’s real property, within the meaning of Section 856(d)(2)(B) of the Code, will be null and void, and the intended transferee will acquire no rights in such common or preferred shares.

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

EQUITY COMPENSATION PLAN

See Part III, Item 12, for a description of securities authorized for issuance under our 2008 Equity Incentive Plan.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2005 and ending December 31, 2010, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	Period Ending December 31,
	2005	2006	2007	2008	2009	2010
Hersha Hospitality Trust	$100.00	$135.29	$118.89	$43.40	$52.35	$114.23
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Hotel REITs Index	100.00	128.62	100.10	40.04	66.32	93.27
S&P 500	100.00	115.79	122.15	76.96	97.33	111.99

Item 6.	Selected Financial Data

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

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2010	2009	2008	2007	2006
Revenue:
Hotel Operating Revenues	$277,708	$212,352	$236,247	$215,110	$117,572
Interest Income From Development Loans	4,686	7,411	7,890	6,046	2,487
Other Revenues	381	1,981	3,984	3,518	1,860
Total Revenue	282,775	221,744	248,121	224,674	121,919
Operating Expenses:
Hotel Operating Expenses	158,717	124,294	133,762	119,559	65,700
Hotel Ground Rent	1,374	1,166	1,040	856	804
Real Estate and Personal Property Taxes and Property Insurance	19,335	14,060	12,559	10,902	5,516
General and Administrative	10,263	5,891	7,208	7,094	5,527
Stock Based Compensation	6,649	2,143	1,502	852	293
Acquisition and Terminated Transaction Costs	4,827	328	380	149	316
Loss from Impairment of Assets	2,433	39,111	21,004	-	-
Depreciation and Amortization	52,012	43,187	38,989	31,974	16,737
Total Operating Expenses	255,610	230,180	216,444	171,386	94,893
Operating Income	27,165	(8,436)	31,677	53,288	27,026
Interest Income	169	208	306	686	1,182
Interest Expense	45,868	45,183	43,306	41,980	24,183
Other Expense	464	165	129	83	102
Loss on Debt Extinguishment	932	-	1,552	-	1,485
(Loss) Income before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	(19,930)	(53,576)	(13,004)	11,911	2,438

(Loss) Income from Unconsolidated Joint Ventures	(1,751)	(7,190)	(517)	3,476	1,799
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	4,008	-	-	-	-
Net Income (Loss) from Unconsolidated Joint Venture Investments	2,257	(7,190)	(517)	3,476	1,799

(Loss) Income from Continuing Operations	(17,673)	(60,766)	(13,521)	15,387	4,237

Discontinued Operations:
Gain on Disposition of Hotel Properties	347	1,869	2,888	4,248	784
Income from Discontinued Operations	124	439	204	537	783
Income from Discontinued Operations	471	2,308	3,092	4,785	1,567

Net (Loss) Income	(17,202)	(58,458)	(10,429)	20,172	5,804

Loss (Income) Allocated to Noncontrolling Interests	845	8,597	1,621	(2,325)	(706)
Preferred Distributions	(4,800)	(4,800)	(4,800)	(4,800)	(4,800)

Net (Loss) Income applicable to Common Shareholders	$(21,157)	$(54,661)	$(13,608)	$13,047	$298

Basic (Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.16)	$(1.08)	$(0.31)	$0.20	$(0.05)
Diluted (Loss) Income from Continuing Operations applicable to Common Shareholders (1)	(0.16)	(1.08)	(0.31)	0.20	(0.05)
Dividends declared per Common Share	0.20	0.33	0.72	0.72	0.72

	2010	2009	2008	2007	2006
Balance Sheet Data
Net investment in hotel properties	$1,245,851	$938,954	$982,082	$893,297	$807,784
Assets Held for Sale	-	21,073	-	-	-
Noncontrolling Interests Common Units	19,410	27,126	34,781	42,845	25,933
Redeemable Noncontrolling Interest	19,894	14,733	18,739	-	-
Noncontrolling Interests Consolidated Joint Ventures	474	267	1,854	1,908	3,092
Shareholder's equity	683,434	302,197	349,963	330,405	331,619
Total assets	1,457,277	1,111,044	1,178,405	1,067,607	968,208
Total debt	694,720	724,551	743,781	663,008	580,542
Debt related to Assets Held for Sale	-	20,892	-	-	-
Other Data
Funds from Operations (2)	$31,373	$(15,912)	$31,441	$49,823	$25,936
Net cash provided by operating activities	$46,246	$21,532	$53,894	$59,300	$27,217
Net cash used in investing activities	$(314,358)	$(8,921)	$(114,870)	$(46,027)	$(413,881)
Net cash provided by (used in) financing activities	$322,304	$(16,904)	$64,346	$(11,262)	$388,200
Weighted average shares outstanding
Basic	134,370,172	51,027,742	45,184,127	40,718,724	27,118,264
Diluted (1)	134,370,172	51,027,742	45,184,127	40,718,724	27,118,264

(1)           Income allocated to noncontrolling interest in HHLP has been excluded from the numerator and Partnership units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.
(2)           See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for an explanation of FFO, why we believe FFO is a meaningful measure of our operating performance and a reconciliation of FFO to net income calculated in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements appearing in this Item 7 are forward-looking statements within the meaning of the federal securities laws.  Our actual results may differ materially. We caution you not to place undue reliance on any such forward-looking statements. See “CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS” for additional information regarding our forward-looking statements.

BACKGROUND

As of December 31, 2010, we owned interests in 77 hotels, many of which are located in clusters around major markets in the Northeastern Corridor, including 62 wholly-owned hotels and interests in 15 hotels owned through consolidated and unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December 31, 2010, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe 2010 was a transformative year for the lodging industry generally, lodging fundamentals in the markets on which we focus, and for our Company in particular.  In mid-2008, U.S. lodging demand started to decline as a result of the economic recession, which led industry RevPAR to decline.  Throughout 2009, the decrease in lodging demand accelerated, resulting in one of the largest RevPAR declines ever in the modern lodging industry.  The economic recession generally, and turmoil in the financial markets in particular, caused credit to significantly tighten, making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  Early in 2010, fundamentals in the U.S. lodging industry began showing signs of improvement with demand for rooms increasing in many major markets, as general economic indicators began to experience improvement.  As a result, the lodging industry experienced increases in occupancy in the early and middle parts of 2010, and with increasing demand, rates began to rebound in the middle and latter parts of the year, particularly in major urban markets such as New York, Boston and Washington, D.C.  These positive trends continued, strengthened and expanded to other markets during the latter part of the year, which we expect positions the lodging industry for continued growth in ADR and RevPAR during  2011.

During this same period, we took steps to better position our portfolio and our Company to take advantage of the anticipated economic recovery.  During 2010, we accessed the equity capital markets three times, raising a total of approximately $421.7 million in net proceeds from sales of common shares.  In late 2010, we refinanced our primary credit facility with a syndicate of eleven major financial institutions, expanding the facility from $135 million to $250 million of total capacity and extending the maturity into late 2013.  These improvements to our overall capitalization improved our financial stability and flexibility coming out of the economic downturn.

We simultaneously repositioned our portfolio to focus more on high barrier to entry and major urban markets -- New York and Washington D.C. in particular.  In the latter part of 2009 and throughout 2010, we acquired nine hotels -- including five in New York and one in Washington, D.C., bringing our New York City portfolio to 13 hotels comprising a substantial portion of our overall portfolio performance.  Already in 2011, we have committed to acquiring a hotel on Capitol Hill in Washington, D.C.  During 2010, we also began renovations programs at nine properties, accelerating those projects in our core markets in an effort to take advantage of what we expect to be stronger market conditions and operating fundamentals in the middle to late part of 2011.  These efforts to reposition our portfolio are already showing results.  As shown on the tables below under “Summary of Operating Results,” in 2010, we grew occupancy by 3.3 percentage points, ADR by 7.9% and RevPAR by 13.2% across our consolidated hotels.  Increases were similar, but less substantial, across our joint venture portfolio.

As we enter 2011, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvements in lodging fundamentals.  During 2011, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston and Washington.  We will continue to seek acquisition opportunities in urban centers, central business districts, primary suburban markets and stable secondary markets.  In addition, we are looking, and will continue to look, for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.  We do not expect to actively pursue acquisitions made through joint ventures; however, we may seek to buyout, or sell our joint venture interest to, select existing joint venture partners.  We do not expect to actively pursue additional development loans or land leases.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future.

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2011, the manner in which the economy will recover is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped.  In addition, the market for hotel level financing for new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Further, we cannot assure that we will not experience defaults under our development loans.  The lack of financing for our borrowers and potential buyers may result in borrower defaults or prevent borrowers or us from disposing of properties held for sale.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2010, 2009 and 2008:

CONSOLIDATED HOTELS:

	Year Ended 2010	Year Ended 2009	2010 vs. 2009 % Variance	Year Ended 2008	2009 vs. 2008 % Variance

Rooms Available	2,747,788	2,379,919	15.5%	2,242,629	6.1%
Rooms Occupied	1,941,862	1,603,264	21.1%	1,609,950	-0.4%
Occupancy	70.67%	67.37%	3.3%	71.79%	-4.4%
Average Daily Rate (ADR)	$136.27	$126.23	7.9%	$140.51	-10.2%
Revenue Per Available Room (RevPAR)	$96.30	$85.04	13.2%	$100.87	-15.7%

Room Revenues	$264,609,257	$202,386,640	30.7%	$226,219,989	-10.5%
Hotel Operating Revenues	$277,707,839	$212,352,643	30.8%	$236,246,808	-10.1%

The following table outlines operating results for the three years ended December 31, 2010, 2009 and 2008 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.  This table excludes the operations of the Hilton Garden Inn, Glastonbury, CT and Homewood Suites, Glastonbury, CT.  On January 1, 2010, we acquired our joint venture partner’s membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.  As a result of this transaction, our joint venture partner acquired our membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.  In addition, this table excludes the operations of the Courtyard South Boston, MA.  On April 13, 2010, this hotel became one of our consolidated joint venture properties due to our acquisition of the mortgage note secured by Courtyard South Boston, MA.  The acquisition of this mortgage note caused us to be the primary beneficiary of the joint venture that owns the Courtyard South Boston, MA.

UNCONSOLIDATED JOINT VENTURES:

	Year Ended 2010	Year Ended 2009	2010 vs. 2009 % Variance	Year Ended 2008	2009 vs. 2008 % Variance

Rooms Available	797,160	797,157	0.0%	963,892	-17.3%
Rooms Occupied	537,686	510,739	5.3%	677,485	-24.6%
Occupancy	67.45%	64.07%	3.4%	70.29%	-6.2%
Average Daily Rate (ADR)	$136.76	$134.61	1.6%	$146.91	-8.4%
Revenue Per Available Room (RevPAR)	$92.24	$86.24	7.0%	$103.26	-16.5%

Room Revenues	$73,532,283	$68,750,708	7.0%	$99,530,317	-30.9%
Total Revenues	$94,826,036	$90,020,445	5.3%	$127,874,193	-29.6%

RevPAR for the year ended December 31, 2010 increased 13.2% for our consolidated hotels and increased 7.0% for our unconsolidated hotels when compared to the same period in 2009.  This represents a growth trend in RevPAR experienced during the year ended December 31, 2010 over the same period in 2009.  This growth trend in RevPAR is primarily due to improving economic conditions in 2010 and the acquisition of hotel properties in 2010 that are accretive to RevPAR.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 TO DECEMBER 31, 2009
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2010 consisted of hotel operating revenues, interest income from our development loan program, and other revenues. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $65,356, or 30.8%, from $212,352 for the year ended December 31, 2009 to $277,708 for the same period in 2010.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2010 and 2009.

We acquired interests in the following six consolidated hotels which contributed the following operating revenues for the year ended December 31, 2010:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	5,046
Hampton Inn	Times Square, NY	February 9, 2010	184	11,188
Candlewood Suites	Times Square, NY	February 9, 2010	188	9,215
Holiday Inn Express	Times Square, NY	February 9, 2010	210	12,278
Holiday Inn	Wall Street, NY	May 7, 2010	113	4,496
Hampton Inn	Washington, DC	September 1, 2010	228	3,923
			1,073	$46,146

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2010 included revenues for a full year related to two hotels that were purchased during the year ended December 31, 2009. Hotels acquired during the year ended December 31, 2009 would have a full year of results included in the year ended December 31, 2010 but not necessarily a full year of results during the same period in 2009. We acquired interests in the following two consolidated hotels during the year ended December 31, 2009:

Brand	Location	Acquisition Date	Rooms	2010 Hotel Operating Revenues	2009 Hotel Operating Revenues

Hilton Garden Inn	TriBeCa, New York, NY	May 1, 2009 *	151	$11,675	$6,761
Hampton Inn & Suites	West Haven, CT	November 4, 2009	98	2,746	374

			249	$14,421	$7,135

*We acquired a 49% interest in the entity that owns the property on May 1, 2009 and acquired the remaining 51% interest on June 30, 2009.

In addition, our existing portfolio experienced improvement in ADR and occupancy during the year ended December 31, 2010 when compared to the same period in 2009.  Occupancy in our consolidated hotels increased 340 basis points from approximately 67.4% during the year ended December 31, 2009 to approximately 70.7% for the same period in 2010.  ADR improved 7.9%, increasing from $126.23 for the year ended December 31, 2009 to $136.27 during the same period in 2010.  These improvements were due to improvements in lodging trends in the markets in which we operate.

We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 20.0%.  Interest income from development loans receivable was $4,686 for the year ended December 31, 2010 compared to $7,411 for the same period in 2009.  The decrease in interest income from development loans receivable was due to a decrease in the average balance of development loans receivable outstanding in 2010 due primarily to the settlement of $7.0 million in development loans receivable which was converted into equity in a hotel acquisition.  Also contributing to the decrease in interest income from development loans was the impairment of certain loans in 2009.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  On June 30, 2009, we amended four development loans, with an aggregate principal balance of $40,000 prior to the amendment, to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, $5,653 in accrued interest on these loans was added to principal since July 1, 2009.

Of the $41,653 in development loans receivable outstanding as of December 31, 2010, $8,000, or 19.2%, is invested in hotels that are currently operating and generating revenue and $33,653, or 80.8%, is invested in hotel construction projects with significant progress made toward completion.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures and land lease revenue.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased from $1,981 for the year ended December 31, 2009 to $381 during the year ended December 31, 2010 primarily due to the exit of our two remaining land leases.  Because of the economic challenges facing hotel development projects, especially those that are in the early phase of development, we decided during the quarter ended September 30, 2009 to exit our two remaining land leases and dispose of the related land parcels.

Expenses

Total hotel operating expenses increased 27.7% to approximately $158,717 for the year ended December 31, 2010 from $124,294 for the year ended December 31, 2009. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2009, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization from $43,187 for the year ended December 31, 2009 to $52,012 for the year ended December 31, 2010. Similarly, real estate and personal property tax and property insurance increased $5,275, or 37.5%, in the year ended December 31, 2010 when compared to the same period in 2009 due to numerous New York acquisitions which carry a high tax rate along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $4,372 from $5,891 in 2009 to $10,263 in 2010.  Discretionary incentive compensation related to the 2009 fiscal year was determined subsequent to December 31, 2009.  As result, incentive compensation of $1,256 earned for the year ended December 31, 2009 was recorded in 2010.  Incentive compensation of $1,720 earned for the year ended December 31, 2010 was accrued in the fourth quarter of 2010.  In addition, compensation expense increased in 2010 due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $4,506 when comparing the year ended December 31, 2010 to the same period in 2009.  In August of 2009, our Compensation Committee established a performance share award program which resulted in $725 in compensation expense during the year ended December 31, 2010 and $140 in compensation expense during the same period in 2009.  In April of 2010, our Compensation Committee adopted an annual long term equity incentive program and a multi-year long term equity incentive program.  Non-cash compensation expense of $3,397 was recorded in 2010 related to these two programs.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Included in operating expenses for the year ended December 31, 2009 was an impairment charge of $17,703 recorded on two parcels of land and a hotel.  During the year ended December 31, 2010 we determined an additional impairment charge of $2,433 was incurred on one of these parcels of land and the hotel as conditions in these specific markets worsened.  Also during the year ended December 31, 2009, we determined that two of our development loans were permanently impaired and, accordingly, we recorded an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408.

Acquisition and terminated transaction costs increased $4,499 from $328 for the year ended December 31, 2009 to $4,827 for the year ended December 31, 2010 due to acquisitions consummated during period ended December 31, 2010.  Of these costs incurred, $3,269 related to our acquisition of three hotels acquired in the vicinity of Times Square in New York, NY, $21 related to our acquisition of the Hilton Garden Inn, Glastonbury, CT, $174 related to our acquisition of the Holiday Inn Wall Street in New York, NY, and $1,196 related to our acquisition of the Hampton Inn, Washington, D.C.  The remaining costs related to transactions that were terminated during the year. Two acquisitions were consummated during the same period in 2009.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

Our interest in the income from unconsolidated joint ventures was $2,257 for the year ended December 31, 2010 compared to a loss of $7,190 for the same period in 2009.  Our income from unconsolidated joint ventures for the period ended December 31, 2010 was due, in part, to a $1,818 gain recognized from the remeasurement of our interest in PRA Glastonbury, LLC the owner of the Hilton Garden Inn, Glastonbury, CT, upon our acquisition of our joint venture partner’s 52.0% interest in the venture.  In addition, we recorded a $2,190 gain recognized from the remeasurement of our interest in Hiren Boston, LLC, the owner of the Courtyard South Boston, MA. Included in the loss from unconsolidated joint ventures for the year ended December 31, 2009 was an impairment charge of $4,541.  Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the year ended December 31, 2010 and 2009 for more information about the remeasurement of our interests in PRA Glastonbury, LLC and Hiren Boston, LLC.  RevPAR for our unconsolidated hotel portfolio increased 7.0% during the year ended December 31, 2010 when compared to the year ended December 31, 2009, which contributed to the increase in income from unconsolidated joint ventures.

Net Income/Loss

Net loss applicable to common shareholders for the year ended December 31, 2010 was $21,157 compared to net loss applicable to common shareholders of $54,661 for the same period in 2009.  This improvement was driven primarily by an increase in operating income.  Operating income for the year ended December 31, 2010 was $27,165 compared to operating loss of $8,436 during the same period in 2009.  We recorded a gain of $1,869 on the disposition of hotel properties during the year ended December 31, 2009, compared to a $347 gain during the same period in 2010.

Interest expense increased $685 from $45,183 for the year ended December 31, 2009 to $45,868 for the year ended December 31, 2010. Overall, interest expense has remained consistent with our steady debt balance throughout 2010. We incurred $932 of loss on the extinguishment of $54,684 of mortgage indebtedness and notes payable.  Proceeds from equity offerings consummated during the year were used to extinguish this debt.  The loss on the extinguishment of debt related primarily to write-off of remaining unamortized deferred financing costs at the time of the extinguishment.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 TO DECEMBER 31, 2008
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2009 consisted of hotel operating revenues, interest income from our development loan program, and other revenue. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues decreased $23,895, or 10.1%, from $236,247 for the year ended December 31, 2008 to $212,352 for the same period in 2009.  This decrease resulted from decreases in both ADR and occupancy.  ADR decreased 10.2% from $140.51 for year ended December 31, 2008 to $126.23 during the same period in 2009.  Our occupancy rate decreased 439 basis points from approximately 71.8% during the year ended December 31, 2008 to approximately 67.4% for the same period in 2009.

The decrease in hotel operating revenues was only partially offset by the additional hotel operating revenues attributed to the following acquisitions consummated during the year ended December 31, 2009:

Brand	Location	Acquisition Date	Rooms	2009 Hotel Operating Revenues

Hilton Garden Inn	TriBeCa, New York, NY	May 1, 2009 *	151	$6,761
Hampton Inn & Suites	West Haven, CT	November 4, 2009	98	374

			249	$7,135

*We acquired a 49% interest in the entity that owns the property on May 1, 2009 and acquired the remaining 51% interest on June 30, 2009.

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

We acquired interests in the following six consolidated hotels during the year ended December 31, 2008:

Brand	Location	Acquisition Date	Rooms	2009 Hotel Operating Revenue	2008 Hotel Operating Revenue
Duane Street Hotel (TriBeCa)	New York, NY	1/4/2008	45	$2,836	$3,688
TownePlace Suites	Harrisburg, PA	5/8/2008	107	2,440	1,755
Sheraton Hotel	JFK Airport, Jamaica, NY	6/13/2008	150	7,869	3,931
Holiday Inn Express	Camp Springs, MD	6/26/2008	127	2,587	1,313
nu Hotel	Brooklyn, NY	7/7/2008*	93	4,488	2,314
Hampton Inn & Suites	Smithfield, RI	8/1/2008	101	2,033	848

			623	$22,253	$13,849

* The property was purchased on January 14, 2008 but did not open for business until July 7, 2008.

We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 20.0%.  Interest income from development loans receivable was $7,411 for the year ended December 31, 2009 compared to $7,890 for the same period in 2008.  The decrease in interest income from development loans receivable was due to a decrease in the average balance of development loans receivable outstanding in 2009 and cessation of interest accrual on certain loans that were deemed to be impaired, which resulted in a $98, or 32.0% decrease in interest income.

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

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased from $3,984 for the year ended December 31, 2008 to $1,981 during the year ended December 31, 2009 primarily due to a decrease in asset management as a result of declining revenues at properties owned by certain of our unconsolidated joint ventures.

Expenses

Total hotel operating expenses decreased 7.1% to approximately $124,294 for the year ended December 31, 2009 from $133,762 for the year ended December 31, 2008. As a result of declining hotel operating revenues, our hotel operators implemented cost reduction and cost containment initiatives to reduce hotel operating expenses.  Decreases in our hotel operating expenses resulting from lower occupancies and our operators cost reduction initiatives were partially offset by increases in hotel operating expenses due to the acquisitions consummated since January 1, 2008, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization from $38,989 for the year ended December 31, 2008 to $43,187 for the year ended December 31, 2009. Similarly, real estate and personal property tax and property insurance increased $1,501, or 12.0%, in the year ended December 31, 2009 when compared to the same period in 2008.

General and administrative expense decreased by approximately $1,317 from $7,208 in 2008 to $5,891 in 2009.  As of December 31, 2009, discretionary incentive compensation related to 2009 fiscal year had not been determined and, accordingly, no expense had been accrued.  General and administrative expense for the year ended December 31, 2008 included a charge of $1,253 for incentive compensation related to the 2008 fiscal year.  Non-cash stock based compensation expense increased $641 when comparing the year ended December 31, 2009 to the same period in 2008 as a result of increased vesting of restricted shares and performance shares issued and earned during the year ended December 31, 2009.

Unconsolidated Joint Venture Investments

For the year ended December 31, 2009, we recorded $7,190 in loss from unconsolidated joint ventures compared to $517 in loss from unconsolidated joint ventures for the same period in 2008.

Included in the loss from unconsolidated joint ventures for the year ended December 31, 2009 was an impairment charge of $4,541.  Through our investment in Hiren Boston, LLC joint venture, we have a 50% interest the Courtyard, South Boston, MA.  We determined that our interest in this hotel was impaired and, as of December 31, 2009, we recorded an impairment loss of approximately $3,500 which represents our entire investment in the hotel.  Through our investment in PRA Suites at Glastonbury, LLC joint venture, we have a 48% interest in the Homewood Suites, Glastonbury, CT.  In 2009, we entered into an agreement to transfer our interest in this hotel to our joint venture partner as partial consideration for the purchase of our joint venture partner’s 52% interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT.  This transaction closed effective January 1, 2010.  We determined that the carrying value of our interest in the Homewood Suites, Glastonbury, CT exceeded fair value and, as of December 31, 2009, we recorded an impairment loss of $1,041.  As a result of this transaction, as of January 1, 2010 we own a 100% interest in the Hilton Garden Inn, Glastonbury, CT and have no remaining interest in the Homewood Suites, Glastonbury, CT.  The purchase of the Hilton Garden Inn, Glastonbury, CT in 2010 resulted in a $1,818 gain as a result of applying purchase accounting and the subsequent remeasurement of our previously held 48% interest was recorded in the first quarter of 2010.

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

Operating loss for the year ended December 31, 2009 was $8,436 compared to operating income of $31,677 during the same period in 2008. The $40,113, or 126.6%, decrease in operating income was primarily the result of the impairment charge of $21,408 related to our investment in a development loan and an option to acquire the hotel property upon completion, noted above.

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

Interest expense increased $1,877 from $43,306 for the year ended December 31, 2008 to $45,183 for the year ended December 31, 2009. The increase in interest expense is the result of mortgages placed on newly acquired properties and increased average balances on our line of credit.

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

Prior to November 5, 2010, we maintained a revolving credit facility with a syndicate of lenders that had committed up to $135,000.   On November 5, 2010, we entered into a new revolving credit facility, which provides for a revolving line of credit in the principal amount of up to $250,000.  Our previous line of credit, which allowed for borrowings of up to $135,000 was replaced by this new line, and the new line of credit allows us additional borrowing capacity for future acquisitions and working capital.  As of December 31, 2010, we had $46,000 in borrowings under the line of credit and $6,927 in letters of credit outstanding under this facility resulting in a remaining borrowing capacity under the line of credit of $197,073.  The new line of credit expires on November 5, 2013 and includes an extension of the maturity date until November 5, 2014 at the sole discretion of the lenders.  We intend to repay indebtedness incurred under the new line of credit from time to time, for acquisitions or otherwise, out of cash flow from operations and from the proceeds of issuances of additional common shares and other securities.  For additional information regarding our revolving credit facility, including important terms, covenants and financial ratios, see “Note 6 – Debt” in our consolidated financial statements included herein.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2010, we have $17,861 coming due on or before December 31, 2011.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our credit facility and issuing public debt or equity.

During 2010, we completed three public offerings, in which 108,100,000 common shares were sold by us through several underwriters for net proceeds to us of approximately $421,734 before the payment of offering-related expenses.  Immediately upon closing of each offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional common units of limited partnership in HHLP, or Common Units.  Aggregate offering-related expenses associated with these three offerings were approximately $1,293, resulting in net proceeds after expenses of $420,441.

Development Loans Receivable

The current borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of December 31, 2010, we have $41,653 in development loan principal receivable and $3,013 in accrued interest receivable on these loans.

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

In addition, the contractual terms of two development loans allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $2,559 of accrued interest was added to loan principal for year ended December 31, 2010.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

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

On May 7, 2010, we entered into a contribution agreement with an unrelated third party and closed on the acquisition of 100% of the membership interests in Maiden Hotel LLC, the owner of the Wall Street Holiday Inn, New York, NY. The aggregate purchase price paid for the membership interests in Maiden Hotel LLC was approximately $34,876. The purchase price paid included the issuance of 200,000 Common Units, valued at $957, the settlement of $7,839 of existing mezzanine financing and accrued interest income, $57 in franchise fees and the payment of approximately $26,023 in cash provided, in part, from borrowings under our existing line of credit. Upon completion of the acquisition of the membership interests, the hotel owned by Maiden Hotel LLC was unencumbered of debt.  In addition, we paid closing costs of $151 and acquired approximately $511 in net working capital.

On September 1, 2010, we entered into a purchase and sale agreement with an unrelated third party and closed on the acquisition of Hampton Inn, Washington, DC.  The total purchase price for this hotel was $73,096 and consisted of $72,988 in cash and $108 in franchise fees.  In addition, we paid closing costs of $1,188 and acquired approximately $304 in net working capital assets.

On December 28, 2010 we closed on the acquisition of a parcel of land which included a multi-story vacant hotel building with an unrelated third party in New Castle, DE.  The total purchase price for this hotel was $15,301, which was paid in cash.  We have begun the process of converting this hotel building into a Sheraton.  The conversion is currently budgeted at $5.5 million and has an estimated completion date of June 2011.

Purchase agreements related to the Holiday Inn Express, Camp Springs, MD  and Hampton Inn and Suites, Smithfield, RI hotels contained certain earn-out provisions that entitled the seller to a payment based on operating metrics of the hotel properties.  As of December 31, 2010, the earnout period expired for these properties.  These properties did not meet the required net operating income thresholds established in the properties’ purchase agreements.  As such, no amounts were paid or are payable to the sellers under these earn-out provisions.

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

Beginning with our dividend declaration in the second quarter of 2009, the Company reduced its quarterly dividend payment by approximately 72% in order to preserve cash.  As noted above, we issued common shares in public offerings and issued Common Units in connection with our acquisition of hotel properties.  Assuming we continue to make distributions to our common shareholders and common unitholders at our current rate and assuming no additional common shares or common units are issued, these distributions would approximate $35,325 over the next twelve months.  We cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all.  While, due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter, we believe, based on our current estimates, which include the addition of cash provided by hotels acquired in 2010, that our cash provided by operating activities will be sufficient over the next twelve months to fund the payment of our dividend at its current level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to further reduce or suspend these distributions.  Cash provided by operating activities for the year ended December 31, 2010 was $46,246 and cash used for the payment of distributions and dividends for the year ended December 31, 2010 was $30,253.

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

We make available to the TRS Lessees of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that this reserve is a prudent estimate for future capital expenditure requirements.  During 2009, our hotel managers had implemented a policy of limiting capital expenditures to only those projects that impact safety to our guests or preserve the value of our hotel assets.  As economic conditions have improved, we have begun to fund addition capital expenditures, including the lobby renovation of several of our hotels. In addition, we completed a renovation converting two of our existing adjoining hotel properties in King of Prussia, PA into one Hyatt Place during the third quarter of 2010.  The total cost to complete this conversion was approximately $6,471, net of $1,200 received from the franchisor upon the completion of the conversion.  The renovations were completed and the hotel opened on August 17, 2010.  The cash required to complete this project was provided by cash from our equity offerings and operations, as well as borrowings under credit facility.

We have increased our spending on capital improvements during the year ended December 31, 2010 when compared to the same period in 2009.  During the year ended December 31, 2010 we spent $10,328 on capital expenditures to renovate, improve or replace assets at our hotels.  This compares to $6,138 during the same period in 2009.  Our increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.  We expect further expansion of our capital expenditures in 2011 in an effort to invest in projects that we believe will generate additional returns as economic conditions improve.  We may spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Net cash provided by operating activities for the year ended December 31, 2010, and 2009, was $46,246 and $21,532, respectively. Primarily as a result of our acquisitions and improving ADR and occupancy at our wholly owned hotel properties, income before gain on disposition of hotel properties, impairment charges, depreciation and amortization, debt extinguishment and stock based compensation increased $24,495 during the year ended December 31, 2010 when compared to the same period in 2009.

Net cash used in investing activities for the year ended December 31, 2010 increased $305,437, from $8,921 in the year ended December 31, 2009 compared to $314,358 for the year ended December 31, 2010.  During the year ended December 31, 2010, we used $280,731 to acquire seven properties.  This compares to just $9,315 to acquire two properties during the same period in 2009.  We have also funded $6,471 in construction costs for the conversion of two of our existing adjoined hotels into a Hyatt Place and a $5,500 deposit for the acquisition of hotel properties.  In addition, we invested $13,750 to purchase a mortgage loan secured by the Courtyard by Marriott, located in South Boston, MA, a hotel which is owned by a joint venture in which we have a 50% ownership interest.  Offsetting these increases in cash used in investing activities was a decrease of $2,000 in cash used to invest in development loans receivable for the year ended December 31, 2010 when compared to the same period in 2009.

Net cash provided by financing activities for the year ended December 31, 2010 was $322,304 compared to cash used in financing activities of $16,904 during the same period in 2009.  During the year ended December 31, 2010, we issued 108,100,000 common shares resulting in net proceeds of $420,441.  Net repayments under our credit facility were $33,200 during the year ended December 31, 2010 compared to net repayments of $9,221 during the same period in 2009.  Net repayments of our mortgages and notes payable were $30,274 during the year ended December 31, 2010 compared to net proceeds of $2,923 during the same period in 2009.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods.

	Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Net (loss) income applicable to common shares	$(21,157)	$(54,661)	$(13,608)
(Loss) income allocated to noncontrolling interest	(845)	(8,597)	(1,621)
Loss (income) from unconsolidated joint ventures	(2,257)	7,190	517
Gain on sale of assets	(347)	(1,869)	(2,888)
Depreciation and amortization	52,012	43,187	38,989
Depreciation and amortization from discontinued operations	87	1,098	2,429
FFO related to the noncontrolling interest in consolidated joint ventures (1)	(307)	(98)	(240)
Funds from consolidated hotel operations applicable to common shares and Partnership units	27,186	(13,750)	23,578

(Loss) income from unconsolidated joint ventures	2,257	(7,190)	(517)
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	(4,008)	-	-
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	2,033	2,137	2,093
Interest in depreciation and amortization of unconsolidated joint venture (3)	3,905	2,891	6,287
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	4,187	(2,162)	7,863

Funds from Operations applicable to common shares and Partnership units	$31,373	$(15,912)	$31,441

Weighted Average Common Shares and Units Outstanding
Basic	134,370,172	51,027,742	45,184,127
Diluted	146,656,308	59,752,467	53,218,864

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures; represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)	Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures.

Comparison of the year ended December 31, 2010 to December 31, 2009

FFO was $31,373 for the year ended December 31, 2010, which was an increase of $47,285 or 297.2% over FFO in the comparable period in 2009, which was a deficit of $15,912.  FFO for the year ended December 31, 2009 was negatively impacted by impairment charges of $39,111 incurred during the twelve months ended December 31, 2009 compared to $2,433 incurred during the same period in 2010.  The increase in FFO was also a result of the acquisitions consummated in 2010 and 2009 and a strengthening economy.

Comparison of the year ended December 31, 2009 to December 31, 2008

FFO was a deficit of $15,912 for the year ended December 31, 2009, which was a decrease of $47,353 or 150.6%, over FFO in the comparable period in 2008, which was $31,441.  FFO for year ended December 31, 2009 was negatively impacted by impairment charges of $39,111 incurred during the twelve months ended December 31, 2009 compared to $21,004 incurred during the same period in 2008.  Other than these impairment charges, the decrease in FFO was primarily a result of worsening economic conditions which has caused occupancies and average daily rates to decline at our hotel properties.  The decrease in revenues has only been partially offset by decreases in operating expenses resulting from declines in occupancy and our hotel operators cost reduction initiatives.  FFO was also negatively impacted by increases in our interest expense during the year ended December 31, 2009.

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

Other revenues consist primarily of fees earned for asset management services provided to hotels we own through unconsolidated joint ventures. Fees are earned as a percentage of hotel revenue and are recorded in the period earned.

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

As of December 31, 2010, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Investment in Joint Ventures

Properties owned in joint ventures are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE through means other than voting rights. Our examination of each joint venture consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Control can also be demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. This evaluation requires significant judgment.

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

As of December 31, 2010, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

Any charge to earnings necessary based on our review is recorded on our income statement as an impairment of a development loan receivable.  Our assessment of impairment is based on information known at the time of the review. Changes in factors underlying the assessment could have a material impact on the amount of impairment to be charged against earnings. Such changes could impact future results.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

On January 1, 2010, the Company adopted a pronouncement that amends existing US GAAP as follows: (a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and to identify the primary beneficiary of a variable interest entity, (b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, (c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, (d) to amend certain guidance for determining whether an entity is a variable interest entity, (e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, (f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and (g) to require advanced disclosures that are intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Upon adoption, the Company re-evaluated each of its investments and contractual relationships to determine whether they met the guidelines of consolidation, in light of the amendments described above.  Based on the evaluation performed, we have concluded that there is no change from our initial assessment with regard to these investments and contractual relationships.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 7, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2010.

Contractual Obligations (in thousands)	2011	2012	2013	2014	2015	Thereafter
Long Term Debt	$47,799	$33,694	$32,444	$42,550	$88,640	$404,576
Interest Expense on Long Term Debt	34,353	33,393	31,339	28,633	22,896	56,466
Credit Facility	-	-	46,000	-	-	-
Interest Expense on Credit Facility	1,955	1,955	1,955	-	-	-
Hotel Ground Rent	1,226	1,266	1,271	1,276	1,276	97,296
Total	$103,333	$52,308	$113,009	$72,459	$112,812	$558,338

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2010, we are exposed to interest rate risk with respect to variable rate borrowings under our revolving line of credit and certain variable rate mortgages and notes payable. As of December 31, 2010, we had total variable rate debt outstanding of $137,409.  At December 31, 2010, our variable rate debt outstanding had a weighted average interest rate of 3.92%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2010 would be an increase or decrease in our interest expense for the year ended December 31, 2010 of $1,064.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate caps related to debt on the Hotel 373, New York, NY and our two subordinated notes payable. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2010 approximately 80.2% of our outstanding mortgages and notes payable are subject to fixed rates, including variable rate debt that is effectively fixed through our use of an interest rate swap, while approximately 19.8% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2010 to be approximately $487,571 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2010 to be approximately $541,061.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2010, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

Mortgages & Notes Payable	2011	2012	2013	2014	2015	Thereafter	Total

Fixed Rate Debt	$7,938	$33,694	$32,444	$42,550	$88,640	$353,028	$558,294
Weighted Average Interest Rate	6.04%	6.14%	6.13%	6.10%	6.01%	6.01%	6.07%

Floating Rate Debt	39,861	-	-	-	-	51,548	91,409
Weighted Average Interest Rate	3.26%	3.26%	3.26%	3.26%	3.26%	3.26%	3.26%
	$47,799	$33,694	$32,444	$42,550	$88,640	$404,576	$649,703

Credit Facility
	-	-	46,000	-	-	-	$46,000
Weighted Average Interest Rate			4.25%				4.25%
TOTAL	$47,799	$33,694	$78,444	$42,550	$88,640	$404,576	$695,703

The table incorporates only those exposures that existed as of December 31, 2010, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

·	the Company’s exercise of each of the extension options within its discretion or upon lender approval
·	the lender’s extension of the maturity of the revolving line of credit extension options, and
·	the refinance of mortgage debt on the hotel properties.

	2011	2012	2013	2014	2015	Thereafter	Total

Principal repayments due as of December 31, 2010, as noted above	$47,799	$33,694	$78,444	$42,550	$88,640	$404,576	$695,703

Adustments (1)

Extension Options
Hotel 373 - 5th Avenue, New York, NY (2)	(22,000)	22,000	-	-	-	-	-
Hampton Inn - West Haven, CT (3)	-	(7,552)	-	-	7,552	-	-
Residence Inn - Carlisle (4)	-	-	(6,732)	-	-	6,732	-
Line of Credit Facility (5)	-	-	(46,000)	46,000	-	-

Refinance
NU Hotel Brooklyn - New York, NY (6)	-	(18,000)	18,000	-	-	-	-

Pro Forma Principal Repayments (7)	$25,799	$30,142	$43,712	$88,550	$96,192	$411,308	$695,703

(1)
Adjustments reflect principal balances as of December 31, 2010.  Adjustments do not include amortization of principal scheduled to occur subsequent to December 31, 2010 through maturity date or extended maturity date if options are exercised.

(2)
Represents mortgage debt on the Hotel 373, 5th Avenue, New York, NY which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from May of 2011 to May of 2012.

(3)
Represents the mortgage debt on the Hampton Inn, West Haven, CT, which contains a three-year extension option, which is subject to the lender’s approval in its discretion, which, if granted, effectively extends the maturity from November of 2012 to November of 2015.

(4)
Represents mortgage debt on Residence Inn, Carlisle, PA, which contains a three-year extension option, which is subject to the lenders’ approval in its discretion, which, if granted, effectively extends the maturity from January of 2013 to January of 2016.

(5)
Represents the revolving line of credit agreement, which contains a one-year extension option, which is subject to the lender’s approval in its discretion, which, if granted, effectively extends the maturity date from September of 2013 to September of 2014.

(6)
Represents the mortgage debt on the Nu Hotel, Brooklyn, NY, which contains a one-year extension option, which can be exercised at out discretion, effectively extending the maturity date from January 2012 to January 2013.

(7)
Reflects principal balances as of December 31, 2010 unless otherwise noted.  Figures do not include amortization of principal scheduled to occur subsequent to December 31, 2010 through maturity date or extended maturity date if options are exercised.

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Page

Report of Independent Auditors	45
Consolidated Balance Sheets as of December 31, 2010 and 2009	46
Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008	47-48
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	49
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	50
Notes to Consolidated Financial Statements	51-88
Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2010	89-91

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of Hersha Hospitality Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 3, 2011

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31, 2010	December 31, 2009
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,245,851	$938,954
Investment in Unconsolidated Joint Ventures	35,561	39,182
Development Loans Receivable	41,653	46,094
Cash and Cash Equivalents	65,596	11,404
Escrow Deposits	17,384	16,174
Hotel Accounts Receivable, net of allowance for doubtful accounts of $31 and $34	9,611	7,103
Deferred Financing Costs, net of Accumulated Amortization of $5,852 and $4,262	10,204	8,696
Due from Related Parties	5,069	2,394
Intangible Assets, net of Accumulated Amortization of $1,084 and $794	7,934	7,542
Other Assets	18,414	12,428
Assets Held for Sale	-	21,073

Total Assets	$1,457,277	$1,111,044

Liabilities and Equity:
Line of Credit	$46,000	$79,200
Mortgages and Notes Payable, net of unamortized discount of $983 and $49	648,720	645,351
Accounts Payable, Accrued Expenses and Other Liabilities	28,601	16,216
Dividends and Distributions Payable	9,805	4,293
Due to Related Parties	939	769
Liabilities Related to Assets Held for Sale	-	20,892

Total Liabilities	734,065	766,721

Redeemable Noncontrolling Interests - Common Units (Note 1)	$19,894	$14,733

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at December 31, 2010 and 2009	24	24
Common Shares - Class A, $.01 Par Value, 300,000,000 and 150,000,000 Shares Authorized at December 31, 2010 and 2009, 169,205,638 and 57,682,917 Shares Issued and Outstanding at December 31, 2010 and 2009, respectively	1,692	577
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(338)	(160)
Additional Paid-in Capital	918,215	487,481
Distributions in Excess of Net Income	(236,159)	(185,725)
Total Shareholders' Equity	683,434	302,197

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	19,410	27,126
Noncontrolling Interests - Consolidated Joint Ventures	474	267
Total Noncontrolling Interests	19,884	27,393

Total Equity	703,318	329,590

Total Liabilities and Equity	$1,457,277	$1,111,044

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2010	2009	2008
Revenue:
Hotel Operating Revenues	$277,708	$212,352	$236,247
Interest Income from Development Loans	4,686	7,411	7,890
Other Revenues	381	1,981	3,984
Total Revenues	282,775	221,744	248,121

Operating Expenses:
Hotel Operating Expenses	158,717	124,294	133,762
Hotel Ground Rent	1,374	1,166	1,040
Real Estate and Personal Property Taxes and Property Insurance	19,335	14,060	12,559
General and Administrative	10,263	5,891	7,208
Stock Based Compensation	6,649	2,143	1,502
Acquisition and Terminated Transaction Costs	4,827	328	380
Loss from Impairment of Assets	2,433	39,111	21,004
Depreciation and Amortization	52,012	43,187	38,989
Total Operating Expenses	255,610	230,180	216,444

Operating Income (Loss)	27,165	(8,436)	31,677

Interest Income	169	208	306
Interest Expense	45,868	45,183	43,306
Other Expense	464	165	129
Loss on Debt Extinguishment	932	-	1,552
Loss before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	(19,930)	(53,576)	(13,004)

Loss from Unconsolidated Joint Ventures	(1,751)	(7,190)	(517)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	4,008	-	-
Income (Loss) from Unconsolidated Joint Venture Investments	2,257	(7,190)	(517)

Loss from Continuing Operations	(17,673)	(60,766)	(13,521)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	347	1,869	2,888
Income from Discontinued Operations	124	439	204
Income from Discontinued Operations	471	2,308	3,092

Net Loss	(17,202)	(58,458)	(10,429)

Loss Allocated to Noncontrolling Interests	845	8,597	1,621
Preferred Distributions	(4,800)	(4,800)	(4,800)

Net Loss applicable to Common Shareholders	$(21,157)	$(54,661)	$(13,608)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2010		2009		2008
Earnings Per Share:
BASIC
(Loss) from Continuing Operations applicable to Common Shareholders	$(0.16)		$(1.12)		$(0.37)
Income from Discontinued Operations applicable to Common Shareholders	$-		0.04		0.06

Net (Loss) applicable to Common Shareholders	$(0.16)		$(1.08)		$(0.31)

DILUTED
(Loss) from Continuing Operations applicable to Common Shareholders	$(0.16	) *	$(1.12	) *	$(0.37	) *
Income from Discontinued Operations applicable to Common Shareholders	$-	*	0.04	*	0.06	*

Net (Loss) applicable to Common Shareholders	$(0.16	) *	$(1.08	) *	$(0.31	) *

Weighted Average Common Shares Outstanding:
Basic	134,370,172		51,027,742		45,184,127
Diluted	134,370,172	*	51,027,742	*	45,184,127	*

*
Income allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the year ended December 31, 2010, 2009 and 2008 were 8,628,492, 8,724,725 and 8,034,737, respectively.

Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the year ended December 31, 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the year ended December 31, 2010, there were 396,328 anti-dilutive unvested stock awards outstanding, 934,097 anti-dilutive contingently issuable share awards outstanding, and 2,327,219 anti-dilutive options to acquire our common shares outstanding.  As a result of the application of the treasury stock method, there were no potentially dilutive securities to be considered for inclusion in the denominator for purpose of computing diluted earnings per share for years ended December 31, 2009 and 2008.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

	Shareholders' Equity										Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares		Class B Common Shares		Series A Preferred Shares						Common Units					Common Units
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Shares	Dollars	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Shares	Dollars
Balance at December 31, 2007	41,203,612	$412	-	$-	2,400,000	$24	$397,127	$(23)	$(67,135)	$330,405	6,424,915	$42,845	$1,908	$44,753	$375,158	-	$-
Common Stock Issuance	6,600,000	66	-	-	-	-	62,007	-	-	62,073	-	-	-	-	62,073	-	-
Issuance Costs	-	-	-	-	-	-	(228)	-	-	(228)	-	-	-	-	(228)	-	-
Unit Conversion	175,843	2	-	-	-	-	1,370	-	-	1,372	(175,843)	(1,372)	-	(1,372)	-	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	2,497,228	21,624	-	21,624	21,624	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	1,966	-	-	1,966	-	(683)	-	(683)	1,283	-	(1,283)
Reclassification of Noncontrolling Interests	-	-	-	-	-	-	-	-	-	-	(3,064,252)	(20,670)	-	(20,670)	(20,670)	3,064,252	20,670
Dividends declared:
Common Stock ($0.72 per share)	-	-	-	-	-	-	-	-	(33,464)	(33,464)	-	(5,492)	-	(5,492)	(38,956)	-	(552)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Dividend Reinvestment Plan	5,092	-	-	-	-	-	31	-	-	31	-	-	-	-	31	-	-
Stock Based Compensation
Restricted Share Award Grants	281,675	3	-	-	-	-	(3)	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Amortization	-	-	-	-	-	-	1,411	-	-	1,411	-	-	-	-	1,411	-	-
Share Grants to Trustees	10,000	-	-	-	-	-	91	-	-	91	-	-	-	-	91	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(86)	-	(86)	-	-	-	-	(86)	-	-
Net Loss	-	-	-	-	-	-	-	-	(8,808)	(8,808)	-	(1,471)	(54)	(1,525)	(10,333)	-	(96)
Total Comprehensive Loss										(8,894)	-	(1,471)	(54)	(1,525)	(10,419)	-	(96)
Balance at December 31, 2008	48,276,222	$483	-	$-	2,400,000	$24	$463,772	$(109)	$(114,207)	$349,963	5,682,048	$34,781	$1,854	$36,635	$386,598	3,064,252	$18,739
Common Stock Issuance	8,442,300	84	-	-	-	-	22,423	-	-	22,507	-	-	-	-	22,507	-	-
Issuance Costs	-	-	-	-	-	-	(1,165)	-	-	(1,165)	-	-	-	-	(1,165)	-	-
Unit Conversion	44,490	-	-	-	-	-	255	-	-	255	(44,490)	(255)	-	(255)	-	-	-
Dividends and Distributions declared:
Distribution to Noncontrolling Interest in Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	(124)	(124)	(124)	-	-
Common Stock ($0.33 per share)	-	-	-	-	-	-	-	-	(16,857)	(16,857)	-	(1,871)	-	(1,871)	(18,728)	-	(1,010)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Dividend Reinvestment Plan	9,943	-	-	-	-	-	25	-	-	25	-	-	-	-	25	-	-
Stock Based Compensation
Restricted and Performance Share Award Grants	862,462	9	-	-	-	-	(9)	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Amortization	-	-	-	-	-	-	2,039	-	-	2,039	-	-	-	-	2,039	-	-
Share Grants to Trustees	47,500	1	-	-	-	-	141	-	-	142	-	-	-	-	142	-	-
Disposition of Consolidated Joint Venture	-	-	-	-	-	-	-	-	-	-	-	-	(1,391)	(1,391)	(1,391)	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(51)	-	(51)	-	-	-	-	(51)	-	-
Net Loss	-	-	-	-	-	-	-	-	(49,861)	(49,861)	-	(5,529)	(72)	(5,601)	(55,462)	-	(2,996)
Total Comprehensive Loss										(49,912)	-	(5,529)	(72)	(5,601)	(55,513)	-	(2,996)
Balance at December 31, 2009	57,682,917	$577	-	$-	2,400,000	$24	$487,481	$(160)	$(185,725)	$302,197	5,637,558	$27,126	$267	$27,393	$329,590	3,064,252	$14,733
Common Stock Issuance	108,100,000	1,081	-	-	-	-	420,653	-	-	421,734	-	-	-	-	421,734	-	-
Issuance Costs	-	-	-	-	-	-	(1,293)	-	-	(1,293)	-	-	-	-	(1,293)	-	-
Unit Conversion	2,934,511	29	-	-	-	-	12,405	-	-	12,434	(2,884,511)	(12,203)	-	(12,203)	231	(50,000)	(230)
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	1,651,613	6,256	-	6,256	6,256	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	(6,374)	-	-	(6,374)	-	-	-	-	(6,374)	-	6,374
Dividends and Distributions declared:
Distribution to Noncontrolling Interest in Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common Stock ($0.20 per share)	-	-	-	-	-	-	-	-	(29,277)	(29,277)	-	(1,090)	-	(1,090)	(30,367)	-	(610)
Preferred Stock ($2.00 per share)	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Dividend Reinvestment Plan	2,655	-	-	-	-	-	12	-	-	12	-	-	-	-	12	-	-
Stock Based Compensation
Restricted and Performance Share Award Grants	437,555	4	-	-	-	-	(4)	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Amortization	-	-	-	-	-	-	5,072	-	-	5,072	-	-	-	-	5,072	-	-
Share Grants to Trustees	48,000	1	-	-	-	-	263	-	-	264	-	-	-	-	264	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	(178)	-	(178)	-	-	-	-	(178)	-	-
Net Loss	-	-	-	-	-	-	-	-	(16,357)	(16,357)	-	(679)	207	(472)	(16,829)	-	(373)
Total Comprehensive Loss										(16,535)	-	(679)	207	(472)	(17,007)	-	(373)
Balance at December 31, 2010	169,205,638	$1,692	-	$-	2,400,000	$24	$918,215	$(338)	$(236,159)	$683,434	4,404,660	$19,410	$474	$19,884	$703,318	3,014,252	$19,894

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS]

	2010	2009	2008
Operating activities:
Net loss	$(17,202)	$(58,458)	$(10,429)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposition of hotel properties	(347)	(1,869)	(2,888)
Impairment of assets	2,410	39,111	21,004
Acquisition costs	4,676	-	-
Depreciation	51,823	44,002	41,219
Amortization	2,975	2,285	1,958
Debt extinguishment	725	-	1,587
Development loan interest added to principal	(2,559)	(3,253)	-
Equity in (income) loss of unconsolidated joint ventures	(2,257)	7,190	517
Distributions from unconsolidated joint ventures	-	400	3,036
Loss (gain) recognized on change in fair value of derivative instrument	12	(172)	71
Stock based compensation expense	6,649	2,143	1,502
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(1,694)	(312)	420
Escrows	(1,210)	(3,770)	1,302
Other assets	(273)	(3,727)	(1,132)
Due from related party	(2,514)	2,159	(3,251)
Increase (decrease) in:
Due to related party	(131)	(634)	(1,115)
Accounts payable and accrued expenses	5,163	(3,563)	93
Net cash provided by operating activities	46,246	21,532	53,894

Investing activities:
Purchase of hotel property assets	(280,731)	(9,315)	(63,626)
Deposits on hotel acquisitions	(5,500)	-	-
Capital expenditures	(10,328)	(6,138)	(19,226)
Cash paid for hotel development project	(6,471)	-	-
Proceeds from disposition of hotel properties	2,863	8,524	6,456
Distributions from unconsolidated joint venture	100	261	2,113
Advances and capital contributions to unconsolidated joint ventures	(14,291)	(753)	(96)
Investment in development loans receivable	-	(2,000)	(64,200)
Repayment of development loans receivable	-	500	22,416
Repayment of notes receivable	-	-	1,350
Cash paid for franchise fee intangible	-	-	(57)
Net cash used in investing activities	(314,358)	(8,921)	(114,870)

Financing activities:
Proceeds (repayments of) from borrowings under line of credit, net	(33,200)	(9,221)	44,721
Principal repayment of mortgages and notes payable	(61,779)	(39,232)	(57,421)
Proceeds from mortgages and notes payable	31,505	42,155	59,156
Cash paid for deferred financing costs	(4,016)	(362)	(1,244)
Proceeds from issuance of common stock, net	420,441	21,342	61,845
Acquisition of interest rate cap	(394)	-	-
Distributions to partners in consolidated joint ventures	-	(124)	-
Dividends paid on common shares	(23,688)	(22,640)	(32,169)
Dividends paid on preferred shares	(4,800)	(4,800)	(4,800)
Distributions paid on common partnership units	(1,765)	(4,022)	(5,742)
Net cash provided by (used in) financing activities	322,304	(16,904)	64,346

Net increase (decrease) in cash and cash equivalents	54,192	(4,293)	3,370
Cash and cash equivalents - beginning of year	11,404	15,697	12,327

Cash and cash equivalents - end of year	$65,596	$11,404	$15,697

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hersha Hospitality Trust (“we” or the “Company”) was formed in May 1998 as a self-administered, Maryland real estate investment trust.  We have elected to be taxed and expect to continue to elect to be taxed as a real estate investment trust, or REIT, for federal income tax purposes.

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

The Partnership owns a taxable REIT subsidiary (“TRS”), 44 New England Management Company (“44 New England” or “TRS Lessee”), to lease certain of the Company’s hotels.

Hersha’s common shares of beneficial interest trade on the New York Stock Exchange (“the NYSE”) under the ticker symbol "HT" and its 8.0% Series A preferred shares of beneficial interest trade on the NYSE under the ticker symbol "HT PR A."

As of December 31, 2010, the Company, through the Partnership and subsidiary partnerships, wholly owned sixty-two limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2010, the Company owned joint venture interests in another fifteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

Joint Venture	Ownership	Property	Location	Lessee/Sublessee

Unconsolidated Joint Ventures
Inn America Hospitality at Ewing, LLC	50.0%	Courtyard	Ewing/Princeton, NJ	Hersha Inn America TRS Inc.
Mystic Partners, LLC	66.7%	Marriott	Mystic, CT	Mystic Partners Leaseco, LLC
	8.8%	Hilton	Hartford, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Norwich, CT	Mystic Partners Leaseco, LLC
	66.7%	Courtyard	Warwick, RI	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Danbury, CT	Mystic Partners Leaseco, LLC
	66.7%	Residence Inn	Mystic, CT	Mystic Partners Leaseco, LLC
	44.7%	Residence Inn	Southington, CT	Mystic Partners Leaseco, LLC
	66.7%	Springhill Suites	Waterford, CT	Mystic Partners Leaseco, LLC
	15.0%	Marriott	Hartford, CT	Mystic Partners Leaseco, LLC
SB Partners, LLC	50.0%	Holiday Inn Express	South Boston, MA	South Bay Sandeep, LLC
Metro 29th Street Associates, LLC.	50.0%	Holiday Inn Express	New York, NY	Metro 29th Sublessee, LLC

Consolidated Joint Ventures
Hiren Boston, LLC	50.0%	Courtyard	South Boston, MA	South Bay Boston, LLC
LTD Associates One, LLC	75.0%	Springhill Suites	Williamsburg, VA	HT LTD Williamsburg One LLC
LTD Associates Two, LLC	75.0%	Residence Inn	Williamsburg, VA	HT LTD Williamsburg Two LLC

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

Consolidated properties are either wholly owned or owned less than 100% by the Partnership and are controlled by the Company as general partner of the Partnership. Properties owned in joint ventures are also consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest in the entity. Control can be demonstrated when the general partner has the power to impact the economic performance of the partnership, which includes the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. Control can be demonstrated by the limited partners if the limited partners have the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause or have rights to participate in the significant decisions made in the ordinary course of the partnership’s business.

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Our examination consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and the obligation to absorb expected losses and expected gains, including residual returns. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; Metro 29th Sublessee, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $25,935 as of December 31, 2010.  Also, Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC, and Metro 29th Sublessee, LLC lease hotel properties from our joint venture interests and are VIEs. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

We have consolidated the operations of LTD Associates One, LLC; and LTD Associates Two, LLC joint ventures because each entity is a voting interest entity and the Company owns a majority voting interest in the venture.  In addition, we have consolidated the operations of the Hiren Boston, LLC joint venture beginning on April 13, 2010, due to debt restructuring event which caused Hiren Boston, LLC to become a VIE.  Since HHLP is considered the primary beneficiary of this VIE, we have consolidated this joint venture.

We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment.  All of our individual operating segments meet the aggregation criteria.  All of our other real estate investment activities are immaterial and meet the aggregation criteria, and thus, we report one segment: investment in hotel properties.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

The Company periodically reviews the carrying value of each hotel to determine if circumstances indicate impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel.  Based on the properties undiscounted future cash flows, the Company will determine if the investment in such hotel is recoverable. If impairment is indicated, an adjustment will be made to reduce the carrying value of the hotel to reflect the hotel at fair value.

We consider a hotel to be held for sale when management and our independent trustees commit to a plan to sell the property, the property is available for sale, management engages in an active program to locate a buyer for the property and it is probable the sale will be completed within a year of the initiation of the plan to sell.

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

Development Loans Receivable

The Company provides secured first-mortgage and mezzanine financing to hotel developers. Development loans receivable are recorded at cost and are reviewed for potential impairment on an on-going basis. The Company’s development loans receivable are each secured by various hotel or hotel development properties or partnership interests in hotel or hotel development properties. We have determined that development loans receivable do not constitute a financial interest in a VIE and do not consolidate the operating results of the borrower in our consolidated financial statements.  Our evaluation consists of reviewing the sufficiency of the borrower’s equity at risk, controlling financial interests in the borrower, voting rights of the borrower, and the borrower’s obligation to absorb expected losses and expected gains, including residual returns. The analysis utilized by the Company in evaluating the development loans receivable involves considerable management judgment and assumptions.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

Due from/to Related Parties

Due from/to Related Parties represents current receivables and payables resulting from transactions related to hotel management and project management with affiliated entities. Due from related parties results primarily from advances of shared costs incurred and interest receivable on development loans made to related parties. Due to affiliates results primarily from hotel management and project management fees incurred. Both due to and due from related parties are generally settled within a period not to exceed one year.

Intangible Assets

Intangible assets consist of leasehold intangibles for above-market and below-market value of in-place leases and deferred franchise fees.  The leasehold intangibles are amortized over the remaining lease term. Deferred franchise fees are amortized using the straight-line method over the life of the franchise agreement.

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2010, 2009 and 2008 was 95.8%, 86.9%, and 84.5%, respectively.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

We classify the noncontrolling interests of our consolidated joint ventures within equity on our consolidated balance sheets.  These noncontrolling interests totaled $474 as of December 31, 2010 and $267 as of December 31, 2009.  In addition, certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) are reclassified from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests of Nonredeemable Common Units totaled $19,410 as of December 31, 2010 and $27,126 as of December 31, 2009.  As of December 31, 2010, there were 4,404,660 Nonredeemable Common Units outstanding with a fair market value of $29,071, based on the price per share of our common shares on the NYSE on such date.  These units are only redeemable by the unit holders for common shares on a one-for-one basis or, at our option, cash.

Certain common units of limited partnership interests in HHLP (“Redeemable Common Units”) have been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units serve as collateral contains a provision that could result in a net cash settlement outside of the control of the Company.  As a result, the Redeemable Common Units will continue to be classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under US GAAP.  The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of December 31, 2010, there were 3,014,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $19,894.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of December 31, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $13,521.  As of December 31, 2009, the Redeemable Common Units were valued on the consolidated balance sheets at carrying value based on historical cost of $14,733 since historical cost exceeded the Redeemable Common Units redemption value of $9,622.

We also maintain noncontrolling interests for the equity interest owned by third parties in LTD Associates One, LLC and LTD Associates Two, LLC. Third parties own a 25% interest in each of LTD Associates One, LLC and LTD Associates Two, LLC. In addition, we maintain noncontrolling interest for the equity interest owned by third parties in Hiren Boston, LLC.  A third party owns a 50% interest in Hiren Boston, LLC.  We allocate the income (loss) of these joint ventures to the noncontrolling interest in consolidated joint ventures based upon the ownership of the entities, preferences in distributions of cash available and the terms of each venture agreement.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

Aggregate offering-related expenses associated with these three public offerings were approximately $1,293, resulting in net proceeds after expenses of $420,441.

On August 4, 2009, we entered into a purchase agreement with Real Estate Investment Group L.P. (“REIG”), pursuant to which we sold 5,700,000 Class A common shares of beneficial interest at a price of $2.50 per share to REIG for gross proceeds of $14,250.  REIG is a Bermuda limited partnership, whose general partner and majority limited partner wholly-owned by IRSA Inversiones y Representaciones Sociedad Anуnima, a stock corporation organized under the laws of the Republic of Argentina (“IRSA”).  We also granted REIG the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share, which is exercisable through August 4, 2014.  If at any time after August 4, 2011 the closing price for our common shares on the NYSE exceeds $5.00 for 20 consecutive trading days, we may call in and cancel the option in exchange for issuance of common shares to REIG with an aggregate value equal to the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the number of common shares remaining under the option.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

Other revenues consist primarily of fees earned for asset management services provided to hotels we own through unconsolidated joint ventures. Fees are earned as a percentage of hotel revenue and are recorded in the period earned to the extent of the noncontrolling interest ownership.

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

Recent Accounting Pronouncements

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Costs

In July 2010, the FASB issued a new accounting standard that expands existing disclosures about the credit quality of financial receivables and the related allowance for credit losses.  The expanded disclosure requirements, which are effective for ending balances as of December 31, 2010, are applicable to our Development Loans Receivable, and have been included in Note 4.  Disclosures regarding activity that occurs during the reporting period will be effective beginning January 1, 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Land	$233,869	$161,449
Buildings and Improvements	1,057,344	814,461
Furniture, Fixtures and Equipment	150,723	122,174
Construction in Progress	15,301	-
	1,457,237	1,098,084

Less Accumulated Depreciation	(211,386)	(159,130)

Total Investment in Hotel Properties	$1,245,851	$938,954

Depreciation expense was $51,823, $44,002 and $41,219 for the years ended December 31, 2010, 2009 and 2008, respectively.

Acquisitions

During the year ended December 31, 2010 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
Hilton Garden Inn, Glastonbury, CT	1/1/2010	$1,898	$12,981	$2,223	$27	$-	$17,129	$11,937
Hampton Inn, Times Square, NY	2/9/2010	10,691	41,637	3,939	89	-	56,356	-
Holiday Inn Express, Times Square, NY	2/9/2010	11,075	43,113	4,078	105	-	58,371	-
Candlewood Suites, Times Square, NY	2/9/2010	10,281	36,687	4,298	96	-	51,362	-
Holiday Inn, Wall Street, NY	5/7/2010	12,152	21,100	1,567	57	-	34,876	-
Hampton Inn, Washington, DC	9/1/2010	9,335	58,048	5,605	108	-	73,096	-
Sheraton, New Castle, DE	12/28/2010	-	-	-	-	15,301	15,301	-

Total		$55,432	$213,566	$21,710	$482	$15,301	$306,491	$11,937

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

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

On December 28, 2010 we closed on the acquisition of a parcel of land which includes a multi-story vacant hotel building with an unrelated third party in New Castle, DE.  The total purchase price for this hotel was $15,301, which was paid in cash.  We have begun the process of converting this hotel building into a branded hotel.  The conversion has an estimated completion date of June 2011.

As shown in the table below, included in the consolidated statements of operations for the year ended December 31, 2010 are total revenues of $46,147 and total net income of $7,518 for the hotels we acquired a 100% interest in since January 1, 2010.  These amounts represent the results of operations for such hotels since the date of acquisition of our 100% interest in such hotels.

	Twelve Months Ended,
	December 31, 2010
Hotel	Revenue	Net (Loss) Income
Hilton Garden Inn, Glastonbury, CT	$5,046	$(142)
Hampton Inn, Holiday Inn Express, Candlewood Suites, Times Square, NY	32,681	7,025
Holiday Inn, Wall Street, NY	4,496	962
Hampton Inn, Washington, DC	3,924	(327)
Total	$46,147	$7,518

During the year ended December 31, 2009 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
Hilton Garden Inn, TriBeCa, New York, NY	6/30/2009	$21,077	$42,955	$2,668	$300	$-	$67,000	$29,824
Hampton Inn, West Haven, CT	11/4/2009	1,053	10,751	1,196	-	-	13,000	7,700
Total		$22,130	$53,706	$3,864	$300	$-	$80,000	$37,524

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions had been completed on January 1, 2009.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2009 at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Year Ended December 31,
	2010	2009
Pro Forma Total Revenues	$294,049	$260,145

Pro Forma (Loss) income from Continuing Operations	$(13,698)	$(53,548)
Income (Loss) from Discontinued Operations	471	2,308
Pro Forma Net (Loss) income	(13,227)	(51,240)
Loss (Income) allocated to Noncontrolling Interest	605	7,543
Preferred Distributions	(4,800)	(4,800)
Pro Forma Net (Loss) income applicable to Common Shareholders	$(17,422)	$(48,497)

Pro Forma (Loss) income applicable to Common Shareholders per Common Share
Basic	$(0.16)	$(0.95)
Diluted	$(0.16)	$(0.95)

Weighted Average Common Shares Outstanding
Basic	134,370,172	51,027,742
Diluted	134,370,172	51,027,742

Renovation

On April 2, 2010, we commenced renovations to convert two of our existing adjoining hotel properties in King of Prussia, PA into a Hyatt Place.  The hotels previously operated as a Mainstay Suites and a Sleep Inn and were closed at the time renovations commenced.  As such, we ceased recording depreciation expense on the two existing properties and we capitalized the cost of construction, including interest, during the period of time the hotel was under renovation.  On August 17, 2010, the renovations were completed and the hotel opened.  We capitalized approximately $6,471 in renovation costs, which are included in Investment in Hotel Properties on the consolidated balance sheet.

Earn-out Provisions

Purchase agreements related to the Holiday Inn Express, Camp Springs, MD  and Hampton Inn and Suites, Smithfield, RI hotels contained certain earn-out provisions that entitled the seller to a payment based on operating metrics of the hotel properties.  As of December 31, 2010, the earnout period expired for these properties.  These properties did not meet the required net operating income thresholds established in the properties’ purchase agreements.  As such, no amounts were paid or are payable to the sellers under these earn-out provisions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2010 and December 31, 2009 our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	December 31, 2010	December 31, 2009

PRA Glastonbury, LLC	Hilton Garden Inn, Glastonbury, CT	48.0%	11.0% cumulative	$-	$561
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	28	459
Hiren Boston, LLC*	Courtyard by Marriott, Boston, MA	50.0%	N/A	-	-
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,852	1,934
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	25,935	27,043
PRA Suites at Glastonbury, LLC**	Homewood Suites, Glastonbury, CT	48.0%	10.0% non-cumulative	-	1,754
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,746	7,431
				$35,561	$39,182

*During the year ended December 31, 2009, we determined that our investment in the Courtyard by Marriott, Boston, MA was impaired.  As a result, the Company recorded an impairment charge of $3,500 which is included in loss from unconsolidated joint venture investments on the Company’s consolidated statements of operations.  This charge reduced our investment in the Courtyard by Marriott, Boston, MA to $0.

**During the year ended  December 31, 2009, we determined that our investment in the Homewood Suites, Glastonbury, was impaired.  As result, the Company recorded an impairment charge of $1,041 which is included in loss from unconsolidated joint venture investments on the Company’s consolidated statements of operations.  This charged reduced our investment in the Homewood Suites, Glastonbury, to $1,754.

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
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Hiren Boston, LLC, a joint venture that owns the 164-room Courtyard by Marriott located in South Boston, MA, had been pursuing discussions with its lender to refinance a $16,200 mortgage loan secured by the hotel property, which had originally matured in September 2009. On April 13, 2010, we purchased this mortgage loan from the lender, which had an unamortized principal balance of $15,628, for a purchase price of $13,750, and amended the terms of the note.  As amended, this $13,750 mortgage loan now requires the joint venture to make monthly interest payments beginning on May 1, 2010, bears interest at a fixed rate of 10% per annum and matures on April 13, 2012. As a result of the purchase of this mortgage loan, we have determined that we are the primary beneficiary of Hiren Boston, LLC.  As of April 13, 2010, we no longer accounted for our investment in Hiren Boston, LLC under the equity method of accounting and began accounting for Hiren Boston, LLC as a consolidated subsidiary.  Hiren Boston, LLC’s results of operations are included in our consolidated statement of operations for the period from April 13, 2010 through December 31, 2010 and its balance sheet is included in our consolidated balance sheet as of December 31, 2010.  Our interest in Hiren Boston, LLC was remeasured, and as a result, we recorded a gain of approximately $2,190.

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

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets.  Income (loss) recognized during the years ended December 31, 2010, 2009, and 2008 for our Investments in Unconsolidated Joint Ventures is as follows:

	Twelve Months Ended December 31,
	2010	2009	2008
PRA Glastonbury, LLC	$-	$(77)	$94
Inn American Hospitality at Ewing, LLC	(331)	(127)	20
Hiren Boston, LLC	-	(460)	(189)
SB Partners, LLC	(83)	(156)	80
Mystic Partners, LLC	(1,650)	(1,686)	(345)
PRA Suites at Glastonbury, LLC	-	(6)	(8)
Metro 29th Street Associates, LLC	313	(137)	1,721
	(1,751)	(2,649)	1,373
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	4,008	-	-
Less: Impairment of Investment in Unconsolidated Joint Venture	-	(4,541)	(1,890)

Income (Loss) from Unconsolidated Joint Venture Investments	$2,257	$(7,190)	$(517)

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
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, 2009, and 2008.

Balance Sheets
	December 31,	December 31,
	2010	2009
Assets
Investment in hotel properties, net	$144,675	$196,842
Other Assets	27,970	28,473
Total Assets	$172,645	$225,315

Liabilities and Equity
Mortgages and notes payable	$156,976	$218,116
Other liabilities	37,797	18,219
Equity:
Hersha Hospitality Trust	38,394	44,178
Joint Venture Partner(s)	(60,522)	(55,198)
Total Equity	(22,128)	(11,020)

Total Liabilities and Equity	$172,645	$225,315

Statements of Operations
	Twelve Months Ended December 31,
	2010	2009	2008
Room Revenue	$74,817	$81,718	$99,530
Other Revenue	21,298	22,427	28,344
Operating Expenses	(63,113)	(68,389)	(82,327)
Interest Expense	(11,817)	(16,326)	(13,442)
Loss on Impairment of Building and Equipment	-	(7)	(9,171)
Lease Expense	(5,363)	(5,647)	(5,538)
Property Taxes and Insurance	(6,827)	(6,596)	(6,459)
Federal and State Income Taxes	-	-	121
General and Administrative	(7,025)	(7,332)	(7,835)
Loss Allocated to Noncontrolling Interests	478	705	-
Depreciation and Amortization	(10,345)	(14,423)	(16,171)

Net loss	$(7,897)	$(13,870)	$(12,948)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
Company's share of equity recorded on the joint ventures' financial statements	$38,394	$44,178
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(2,833)	(4,996)
Investment in Unconsolidated Joint Ventures	$35,561	$39,182

(1)   Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:
- cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements,
- our basis in the investment in joint ventures not recorded on the joint ventures' financial statements, and
- accumulated amortization of our equity in joint ventures that reflects our portion of the excess of the fair value of joint          ventures' assets on the date of our investment over the carrying value of the assets recorded on the joint ventures financial statements.  This excess investment is amortized over the life of the properties, and the amortization is included in Income (Loss) from Unconsolidated Joint Venture Investments on our consolidated statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 4 - DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which our executive officers and affiliated trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 20%.  These loans were initially originated as part of our acquisition strategy.  During the year ended December 31, 2010, no such loans were originated by us.  Interest income from development loans was $4,686, $7,411 and $7,890 for the years ended December 31, 2010, 2009, and 2008, respectively.   Accrued interest on our development loans receivable was $3,013 as of December 31, 2010 and $2,451 as of December 31, 2009.  Accrued interest on our development loans receivable as of December 31, 2010 does not include cumulative interest income of $5,653 which has been accrued and paid in kind by adding it to the principal balance of certain loans as indicated in the table below.

As of December 31, 2010 and 2009, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding December 31, 2010		Principal Outstanding December 31, 2009	Interest Rate	Maturity Date (1)
Operational Hotels
Holiday Inn - New York, NY	Maiden Hotel, LLC	-		$7,000	20%
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2011	*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000		2,000	11%	August 6, 2011	*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2011	*

Construction Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	12,939	(2)	11,591	11%	December 31, 2011	*
Hyatt Union Square - New York, NY	Risingsam Union Square, LLC	12,714	(2)	11,503	10%	December 31, 2011
Hampton Inn - New York, NY	SC Waterview, LLC	8,000		8,000	10%	December 31, 2011

Total Development Loans Receivable		$41,653		$46,094

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

(2)
We amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan as of December 31, 2010 and 2009:

	Interest Income Year Ended December 31,
Borrower	2010	2009	Cumulative Interest Income Paid In Kind
Risingsam Union Square, LLC	$1,211	$1,069	$2,714
44 Lexington Holding, LLC	1,348	1,178	2,939

Total	$2,559	$2,247	$5,653

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE (continued)

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Balance at January 1,	$46,094	$81,500	$58,183
New advances	-	2,000	64,200
Interest added to principal	2,559	4,502	-
Repayments	-	(500)	(22,416)
Principal exchanged for interest in hotel properties	(7,000)	(20,000)	-
Amortization of discount	-	-	281
Impairments, net of discount	-	(21,408)	(18,748)
Balance at December 31,	$41,653	$46,094	$81,500

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 — OTHER ASSETS

Other Assets consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Transaction Costs	$340	$292
Investment in Statutory Trusts	1,548	1,548
Notes Receivable	-	1,412
Deposits on Hotel Acquisitions	5,500	20
Prepaid Expenses	6,986	4,468
Interest Receivable from Development Loans to Non-Related Parties	1,767	1,573
Deposit on Property Improvement Plans	167	167
Hotel Purchase Option	933	933
Other	1,173	2,015
	$18,414	$12,428

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

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of December 31, 2010 and 2009, we had $5,500 and $20, respectively, in non-interest bearing deposits related to the acquisition of hotel properties.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,246 and $878 as of December 31, 2010 and 2009, respectively, which is included in due from related parties on the consolidated balance sheets.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

We had total mortgages payable at December 31, 2010 and 2009, of $596,949 and $614,401, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.26% to 8.25% as of December 31, 2010. Aggregate interest expense incurred under the mortgage loans payable totaled $37,600, $35,878, and $34,855 during 2010, 2009, and 2008, respectively.  The mortgages are secured by first deeds of trust on various hotel properties with a combined net book value of $1,179,052 and $892,825 as of December 31, 2010, and 2009, respectively.  Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing fifteen of our hotel properties were not met as of December 31, 2010 due to recent economic conditions. These covenants do not constitute an event of default for these loans. As of December 31, 2010 we were in compliance with all events of default covenants under the applicable loan agreements. As of December 31, 2010, the maturities for the outstanding mortgage loans ranged from May 2011 to September 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, beginning on July 30, 2010 in accordance with the provisions of the indenture agreement.  Effective July 30, 2010, the $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  For the period October 30, 2010, to January 29, 2011, we incur interest expense at a variable rate of 3.29%.  Prior to this, the $25,774 note issued to Hersha Statutory Trust I incurred interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II incurred interest at a fixed rate of 7.173% per annum through July 30, 2010. On April 19, 2010, we purchased an interest rate cap that effectively limits interest payments when LIBOR exceeds 2.00% on our two subordinated notes payable.  See “Note 8 -  Fair Value Measurements and Derivative Instruments” for more information. Interest expense in the amount of $2,934, $3,766, $3,729 was recorded for the years ended 2010, 2009, and 2008, respectively.

Other Notes Payable

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  On December 31, 2010, we terminated the management agreement with Lodgeworks, L.P. (“Lodgeworks”), for the management services they provided for the two Hyatt Summerfield Suites located in White Plains, NY, and Gaithersburg, MD.  In connection with this termination, we repaid $149 as a partial repayment of the interest free loan due to Lodgeworks as a result of our acquisition of the Summerfield Suites portfolio.  The remaining balance of the note payable, net of unamortized discount, was $223 as of December 31, 2010 and $294 as of December 31, 2009.

Aggregate annual principal payments for the Company’s mortgages and notes payable for the five years following December 31, 2010 and thereafter are as follows:

Year Ending December 31,	Amount

2011	47,799
2012	33,694
2013	32,444
2014	42,550
2015	88,640
Thereafter	404,576
Net Unamortized Discount	(983)
$648,720

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Revolving Line of Credit

On October 14, 2008, we entered into a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders, which provided for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The bank group had committed $135,000, and the credit agreement was structured to allow for an increase of an additional $40,000 under the line of credit, provided that additional collateral was supplied and additional lenders joined the bank group.

On December 11, 2009, we amended the credit agreement to modify certain financial covenants, resulting in changes to the annual interest rate incurred on prime rate and LIBOR rate loans borrowed under the line of credit.  Hersha paid the lenders a fee of $338 in connection with the amendment the credit agreement.  As amended, the credit agreement included certain financial covenants and required that we maintain (1) a minimum tangible net worth of $300,000; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios.

On November 5, 2010, we entered into a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for the swing line loans.  On November 5, 2010, our previous line of credit was terminated and replaced by the new line of credit and as a result all amounts outstanding under our previous credit facility were repaid with borrowings from our new credit facility.  Additional borrowings under the line of credit provided by T.D. Bank, NA may be used for working capital and general corporate purposes and for the future purchase of additional hotels.  The line of credit expires on November 1, 2013, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the line of credit for an additional one-year period.

The line of credit is collateralized by a first lien-security interest in all existing and future unencumbered assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following hotel properties:

- Hampton Inn, Danville, PA	- Residence Inn, Langhorne, PA
- Hampton Inn, Philadelphia, PA	- Residence Inn, Norwood, MA
- Hampton Inn, Carlisle, PA	- Sheraton Hotel, JFK Airport, New York, NY
- Hampton Inn, Selinsgrove, PA	- Holiday Inn Express, Times Square, NY
- Holiday Inn, Norwich, CT	- Hampton Inn, Washington, DC
- Towneplace Suites, Harrisburg, PA	- Hyatt Place, King of Prussia, PA
- Holiday Inn Express and Suites, Harrisburg, PA

At our option, the interest rate on loans provided under the line of credit will be either (i) the Wall Street Journal variable prime rate plus an applicable margin ranging between 150 and 175 basis points per annum or (ii) LIBOR plus an applicable margin ranging between 350 and 375 basis points per year, subject to a floor of 4.25%.

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

-	a fixed charge coverage ratio of not less than 1.25 to 1.00 which will increase to 1.35 to 1.00 as of September 30, 2011, and 1.45 to 1.00 as of September 30, 2012; and
-	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00

The Company is in compliance with each of the covenants listed above as of December 31, 2010.

The outstanding principal balance under the line of credit was $46,000 at December 31, 2010 and $79,200 at December 31, 2009. The Company recorded interest expense of $2,737, $3,235, and $3,094 related to the line of credit borrowings, for the years ended December 31, 2010, 2009, and 2008, respectively. The weighted average interest rate on our Line of Credit during the years ended December 31, 2010, 2009, and 2008 was 4.29%, 3.25%, and 5.07%, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

As of December 31, 2010 we had $6,927 in irrevocable letters of credit issued and our remaining borrowing capacity under the Line of Credit was $197,073.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $694,720 and $658,487, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $745,443 and $688,662 respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the years ended December 31, 2010, 2009, and 2008, we capitalized $46, $10 and $544, respectively, of interest expense related to these projects.

Deferred Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred costs is recorded in interest expense. As of December 31, 2010, deferred costs were $10,204, net of accumulated amortization of $5,852.  As of December 31, 2009, deferred costs were $8,696, net of accumulated amortization of $4,262.  Amortization of deferred costs for the years ended December 31, 2010, 2009, and 2008 was $2,381, $2,059 and $2,030, respectively.

Debt Extinguishment and Principal Paydowns

During 2008, we repaid one mortgage and settled on the defeasance of loans associated with four of our properties.  In addition, we replaced our previous line of credit with Commerce Bank and various other lenders with a new credit facility with T.D. Bank, NA and various other lenders.  As a result of these extinguishments, we expensed $1,552 in unamortized deferred costs and defeasance premiums, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2008.

During 2010, we repaid seven mortgages and two notes payable.  In addition, we replaced our previous line of credit with a new credit facility with T.D. Bank, NA and various other lenders.  As a result of these extinguishments, we expensed $932 in unamortized deferred costs and fees, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned TRS, 44 New England, engages eligible independent contractors in accordance with the requirements for qualification as a REIT under the Federal income tax laws, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and affiliated trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee, and if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the years ended December 31, 2010, 2009 and 2008, base management fees incurred totaled $7,099, $5,485 and $6,136, respectively and are recorded as Hotel Operating Expenses.  For the years ended December 31, 2010, 2009 and 2008, incentive management fees of $0, $0, and $363, respectively, were recorded as Hotel Operating Expenses.

On December 3, 2010, we terminated the management agreement held with Marriott International Inc. for the management services they provided for the Courtyard by Marriott, Alexandria, VA. In connection with this termination, we paid $250 in termination fees. Effective December 4, 2010, this hotel is now managed by HHMLP.   Also, on December 31, 2010, we terminated the management agreement held with Lodgeworks, L.P. for the management services they provided for the Hyatt Summerfield Suites, White Plains, NY and Hyatt Summerfield Suites, Gaithersburg, MD.  In connection with this termination, we repaid $149 as a partial repayment of the interest free loan due to Lodgeworks, L.P. as a result of our acquisition of the Hyatt Summerfield Suites portfolio.  See “Note 6 – Debt” for more information.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.   Franchise fee expense for the years ended December 31, 2010, 2009, and 2008 was $18,560, $14,019 and $17,041 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.   Monthly fees for accounting services are $2 per property and monthly information technology fees are $0.5 per property. In addition, each of the wholly owned hotels not managed by HHMLP, but for which the accounting is provided by HHMLP incurs a monthly accounting fee of $3.   For the years ended December 31, 2010, 2009 and 2008, the Company incurred accounting fees of $1,537, $1,459 and $1,426, respectively.  For the years ended December 31, 2010, 2009 and 2008, the Company incurred information technology fees of $347, $325 and $316, respectively. Accounting fees and information technology fees are included in General and Administrative expenses.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the years ended December 31, 2010, 2009 and 2008, we incurred fees of $257, $158, and $271, respectively, which were capitalized with the cost of fixed asset additions.

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

Hotel Supplies

For the years ended December 31, 2010, 2009, and 2008, we incurred charges for hotel supplies of $156, $73, and $41, respectively. For the years ended December 31, 2010, 2009 and 2008, we incurred charges for capital expenditure purchases of $6,755, $824, and $1,547 respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and affiliated trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $22 and $32 is included in accounts payable at December 31, 2010 and 2009, respectively.

Due From Related Parties

The due from related parties balance as of December 31, 2010 and 2009 was approximately $5,069 and $2,394 respectively. The balances primarily consisted of accrued interest due on our development loans, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The due to related parties balance as of December 31, 2010 and 2009 was approximately $939 and $769, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the years ended December 31, 2010, 2009, and 2008, we incurred $1,374, $1,166, and $1,040, respectively, of rent expense related to these ground leases.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2011	$1,226
2012	1,266
2013	1,271
2014	1,276
2015	1,276
Thereafter	97,296
$103,611

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
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
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

As of December 31, 2010, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of December 31, 2010 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing related to Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.  This interest rate cap matured on May 9, 2010 and was replaced by a new interest rate cap with identical terms that matures on May 9, 2011.

On April 19, 2010, we purchased an interest rate cap for $379 that effectively limits variable rate interest payments on the subordinated notes payable to Hersha Statutory Trust I and Hersha Statutory Trust II when LIBOR exceeds 2.00%. The notional amount of the interest rate cap is $51,548 and equals the principal of the variable interest rate debt being hedged. The effective date of the interest rate cap is July 30, 2010, which correlates with the end of the fixed interest rate period on the notes payable.

We maintain an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage on the nu Hotel, Brooklyn, NY, which bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of the interest rate swap, we pay fixed rate interest of 1.1925% on the $18,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on the mortgage debt at a rate of 3.1925%.  This interest rate swap agreement matured on January 10, 2011, and we did not replace it with another agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 — FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (continued)

We maintained an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.0%, originated upon the refinance of the debt associated with the Hilton Garden Inn, Edison, NJ.  Under the terms of this interest rate swap, we pay fixed rate interest of 1.37% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 4.37%.  The notional amount amortized in tandem with the amortization of the underlying hedged debt.  This interest rate swap agreement was terminated upon the repayment of the principal balance of the underlying hedged debt in October 2010.  As a result of this termination, we repaid the fair value of the interest rate swap of $21.

We maintained an interest rate swap agreement that fixes the interest rate on a $40,000 portion of our floating revolving credit facility with Commerce Bank, which bears interest at one month U.S. dollar LIBOR plus 2.5%.  Under the terms of this interest rate swap, we pay fixed rate interest of 2.6275% on the $40,000 notional amount and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest on this portion of the line of credit at a rate of 5.1275%.  This interest rate swap agreement matured on February 1, 2009, and we did not replace it with another agreement.

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

At December 31, 2010 and December 31, 2009, the fair value of the interest rate swaps and cap were:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	December 31, 2010	December 31, 2009
May 9, 2010	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2011	$-	$-
December 31, 2008	Variable Rate Mortgage - Hilton Garden Inn, Edison, NJ	Swap	January 1, 2011	-	(53)
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	(4)	(103)
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	50	-
				$46	$(156)

The fair value of the derivative instrument is included in Accounts Payable, Accrued Expenses and Other Liabilities at December 31, 2010 and December 31, 2009.

The change in fair value of derivative instruments designated as cash flow hedges was a gain of $178, a loss of $51, and a loss of  $86 for the years ended December 31, 2010, 2009, and 2008, respectively.  These unrealized gains and losses were reflected on our Balance Sheet in Accumulated Other Comprehensive Income. Hedge ineffectiveness of $0, $1, and $1 on cash flow hedges was recognized in interest expense for the years ended December 31, 2010, 2009, and 2008, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $252 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2009.  During 2010, the Company estimates that an additional $128 will be reclassified as an increase to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

Executives

2010 Long-Term Equity Incentive

On May 7, 2010, the Compensation Committee adopted an annual long-term equity incentive plan for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance shares.  The equity awards for 2010 will be made pursuant to the 2008 Plan or any other equity incentive plan approved by the Company’s shareholders.  Half of the award will be made, subject to the sole discretion of the Committee, if the executive officer is employed by the Company on the date awards are determined, and the remainder of the award will be based on absolute and relative RevPar growth, with 25% of the award based on RevPAR growth in 2010 on an absolute basis and 25% of the award based on RevPAR growth in 2010 relative to a group of peer companies.  The number of shares to be issued will be determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31 for the applicable performance year.  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the grant at the end of each period.  As of December 31, 2010, the Company concluded that it was probable that the grants under this plan would be achieved, and, as such, the Company recognized stock based compensation expense of $1,314 for the year ended December 31, 2010, for the equity awards potentially issuable pursuant to the 2010 long-term equity incentive program.

Multi-Year Long-Term Equity Incentive

On May 7, 2010, the Compensation Committee also adopted a multi-year long-term equity incentive plan.  This plan has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The awards to be granted are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The number of equity awards to be issued under this program is determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2009.  If shares are issued under this program, half will vest immediately on December 31, 2012 while the other half will vest on December 31, 2013 if the executive remains employed by the Company.  The Company accounts for these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is amortized into compensation cost over the vesting period.  The fair value of these market based awards is estimated using a simulation or Monte Carlo method. For the purpose of the simulation, on the grant date we made the following assumptions:

·
volatility of our shares within a range of 53% to 71% over three year performance period which is calculated based on the volatility of our stock price over the last three years and an implied volatility;

·
volatility of our peer group’s shares within a range of 15% to 117% over three year performance period which is calculated based on the volatility of our peers’ stock prices over the last three years and an implied volatility; and

·	risk-free interest rates ranging from 0.13% to 1.34%, which reflects the yield on zero-coupon risk free instruments ranging from 3 months to 3 years maturity.

Stock based compensation expense of $2,084 was recorded for the year ended December 31, 2010, for the multi-year long-term equity incentive program.  Unearned compensation related to the multi-year program as of December 31, 2010 was $9,575.

Performance Share Awards

On August 5, 2009, the Company’s Compensation Committee awarded an aggregate of 354,250 performance shares pursuant to the 2008 Plan to our executive officers.  Performance shares are not considered to be outstanding at the time of grant, but are earned based on the Company’s common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of common shares.  As of December 31, 2010, the performance shares have been earned in full and a total of 354,250 commons shares have been issued upon settlement of the performance shares.  On March 22, 2010, an aggregate of 81,250 common shares were issued upon settlement of an equivalent number of earned performance shares.  On May 18, 2010, an aggregate of 78,000 common shares were issued upon settlement of an equivalent number of earned performance shares.  On September 13, 2010, the Compensation Committee determined that the remaining performance shares had been earned and the Company issued an aggregate of 86,666 common shares upon settlement of an equivalent number of earned performance shares.  The Company accounts for these grants as market based awards where the Company estimates the unearned compensation at grant date fair value which is amortized into compensation cost over the vesting of the performance share awards.  Stock based compensation expense of $725 and $140 was incurred during the years ended December 31, 2010 and 2009, respectively.  Unearned compensation related to the awards as of December 31, 2010 was $0.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 - SHARE-BASED PAYMENTS (continued)

Restricted Share Awards

Stock based compensation expense related to the restricted share awards, consisting of restricted common shares issued to executives of the Company, of $2,263, $1,899, and $1,411 was incurred during the years ended December 31, 2010, 2009, and 2008, respectively. Unearned compensation related to the restricted share awards as of December 31, 2010 and 2009 was $2,960 and $4,334, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
June 1, 2006	89,500	$9.40	4 years	25%/year	89,500	67,125	$-	$87
June 1, 2007	214,582	$12.32	4 years	25%/year	160,933	107,291	275	935
June 2, 2008	278,059	$8.97	4 years	25%/year	139,028	69,515	883	1,506
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,308	654	9	6
June 1, 2009	744,128	$2.80	4 years	25%/year	186,241	-	1,258	1,780
September 25, 2009	10,000	$3.06	1 year	100%/year	10,000	-	-	20
March 25, 2010	6,000	$5.02	2 years	50%/year	-	-	20	-
June 1, 2010	185,639	$4.63	0-3 years	25-100%/year	46,115	-	515	-
Total	1,531,524				634,125	244,585	$2,960	$4,334

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 9 - SHARE-BASED PAYMENTS (continued)

Trustees

Compensation expense related to stock awards issued to the Board of Trustees of $263, $104, and $91 was incurred during the years ended December 31, 2010, 2009, and 2008, respectively and is recorded in stock based compensation on the statement of operations.  All shares issued to the Board of Trustees are immediately vested.  The following table is a summary of all of the grants issued to trustees during the years ended 2010, 2009, and 2008.

Date of Award Issuance	Shares Issued	Share Price on date of grant
January 2, 2008	4,000	9.33
June 2, 2008	6,000	8.97
January 2, 2009	12,500	2.96
June 1, 2009	17,000	2.80
December 31, 2009	18,000	3.14
June 1, 2010	27,000	4.63
December 31, 2010	21,000	6.60

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 - EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Numerator:
BASIC AND DILUTED*
(Loss) from Continuing Operations	$(17,673)	$(60,766)	$(13,521)
Loss from Continuing Operations allocated to Noncontrolling Interests	873	8,884	2,036
Distributions to 8.0% Series A Preferred Shareholders	(4,800)	(4,800)	(4,800)
Dividends Paid on Unvested Restricted Shares	(189)	(255)	(329)
(Loss) from Continuing Operations applicable to Common Shareholders	(21,789)	(56,937)	(16,614)

Discontinued Operations
Income from Discontinued Operations	471	2,308	3,092
(Income) from Discontinued Operations allocated to Noncontrolling Interests	(28)	(287)	(415)
Income from Discontinued Operations applicable to Common Shareholders	443	2,021	2,677

Net (Loss) applicable to Common Shareholders	$(21,346)	$(54,916)	$(13,937)

Denominator:
Weighted average number of common shares - basic	134,370,172	51,027,742	45,184,127
Effect of dilutive securities:
Restricted Stock Awards	-	- **	-
Contingently Issued Shares	-	- **	-
Option to acquire common shares	-	- **	-
Partnership Units	- *	- *	-
Weighted average number of common shares - diluted	134,370,172	51,027,742	45,184,127

Earnings Per Share:
BASIC
(Loss) from Continuing Operations applicable to Common Shareholders	$(0.16)	$(1.12)	$(0.37)
Income from Discontinued Operations applicable to Common Shareholders	-	0.04	0.06
Net (Loss) applicable to Common Shareholders	$(0.16)	$(1.08)	$(0.31)

DILUTED*
(Loss) from Continuing Operations applicable to Common Shareholders	$(0.16)	$(1.12)	$(0.37)
Income from Discontinued Operations applicable to Common Shareholders	-	0.04	0.06
Net (Loss) applicable to Common Shareholders	$(0.16)	$(1.08)	$(0.31)

* Income (Loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator, and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator, for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the year ended December 31, 2010, 2009 and 2008 were 8,628,492, 8,724,725 and 8,034,737, respectively.

** Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the year ended December 31, 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the year ended December 31, 2010, there were 396,328 anti-dilutive unvested stock awards outstanding, 934,097 anti-dilutive contingently issuable share awards outstanding, and 2,327,219 anti-dilutive options to acquire our common shares outstanding.  As a result of the application of the treasury stock method, there were no potentially dilutive securities to be considered for inclusion in the denominator for purpose of computing diluted earnings per share for years ended December 31, 2009 and 2008.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 - CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2010, 2009 and 2008 totaled $43,756, $42,471 and $41,797, respectively. The following non-cash investing and financing activities occurred during 2010, 2009 and 2008:

	2010	2009	2008
Common Shares issued as part of the Dividend Reinvestment Plan	$12	$25	$31
Issuance of Common Shares to the Board of Trustees	264	142	91
Acquisitions of hotel properties
Issuance of Common Units	6,256	-	21,624
Debt assumed, net of discount	11,937	37,524	30,790
Settlement of development loans receivable principal and accrued interest revenue receivable	7,839	21,760	-
Land and Mortgage transferred to Seller	-	10,118	-
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	2,559	4,502	-
Conversion of Common Units to Common Shares	12,434	255	1,372
Reallocation of noncontrolling interest	(6,374)	-	1,966
Accrued payables for fixed assets placed in service	3,997	-	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for disposition are included in discontinued operations in the statements of operations for all periods presented.

The following real estate assets were sold between the period of January 1, 2008 and December 31, 2010.  Our Board of Trustees authorized management of the Company to sell each of these assets prior to the final disposition.  Based on their disposal date, the operating results for these hotels were reclassified to discontinued operations for the years ended December 31, 2010, 2009 and 2008:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Holiday Inn New Cumberland, PA	January 1999	October 2008	$6,456	$2,888	***
MainStay Suites, Frederick, MD	January 2002	July 2009	5,125	748	*
Comfort Inn, Frederick, MD	May 2004	July 2009	5,125	748	*
Sheraton Four Points, Revere, MD	March 2004	July 2009	2,500	165	**
Hilton Garden Inn, Gettysburg, PA	July 2004	July 2009	7,750	208	*
Holiday Inn Express, New Columbia, PA	December 1997	July 2010	3,000	347	*

Total			$29,956	$5,104

* Property was sold to an unrelated buyer
** Interest in the joint venture was sold to our joint venture partner
***Leased hotel to an unrelated party which had a purchase provision by the lessee in the lease agreement

Assets Held for Sale

The following real estate assets were held for sale as of December 31, 2009.  Our Board of Trustees authorized management of the Company to sell each of these assets in the third quarter of 2009.  Based on changing market conditions and the inability to find a suitable buyer, these assets were no longer considered held for sale as of December 31, 2010.  As such, the operating results of these assets are included in continuing operations in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.  Assets held for sale and liabilities related to assets held for sale consisted of the following as of December 31, 2009:

December 31, 2009

Land	$18,389
Buildings and Improvements	2,912
Furniture, Fixtures and Equipment	531
Intangible Assets	50
21,882

Less Accumulated Depreciation & Amortization	(809)

Assets Held for Sale	$21,073

Liabilities Related to Assets Held for Sale	$20,892

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 - DISCONTINUED OPERATIONS (continued)

Impairment of Assets Previously Held for Sale

We determined that the carrying value of the following properties exceeded fair value and as such we recorded an impairment charge as noted below during the years ended December 31, 2010 and 2009.  The fair value of these properties was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.

		For the Year Ended December 31,
		2010	2009
Asset	Asset Type	Impairment Charge
Comfort Inn, North Dartmouth, MA	Hotel Property	$944	$1,577
39th Street and 8th Avenue, New York, NY	Land Parcel	16	4,702
Nevins Street, Brooklyn, NY	Land Parcel	1,473	9,843

We allocate to income or loss from discontinued operations interest expense debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.  We allocated $0, $1,121 and $2,425 of interest expense to discontinued operations for the years ended December 31, 2010, 2009, and 2008, respectively.

The following table sets forth the components of discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Revenue:
Hotel Operating Revenues	$822	$8,100	$14,525
Hotel Lease Revenues	-	-	628
Other Revenue	-	1,086	2,125
Total Revenues	822	9,186	17,278
Expenses:
Hotel Operating Expenses	580	6,341	11,210
Real Estate and Personal Property Taxes and Property Insurance	32	649	968
Depreciation and Amortization	87	1,098	2,429
General and Administrative	3	(462)	7
Other Expense	(4)	-	-
Interest Expense	-	1,121	2,425
Loss on Debt Extinguishment	-	-	35
Total Expenses	698	8,747	17,074

Income from Discontinued Operations	$124	$439	$204

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

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

Common Units

Units of interest in our limited partnership, or Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties.  The total number of Common Units outstanding as of December 31, 2010, 2009 and 2008 was 7,418,912, 8,701,810 and 8,746,300 respectively. These units can be converted to common shares which are issuable to the limited partners upon exercise of their redemption rights. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2010, 2009 and 2008, 2,934,511, 44,490 and 175,843 common units were converted to Class A Common Shares, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 14 - INCOME TAXES

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. 44 New England is subject to income taxes at the applicable federal, state and local tax rates.  On June 23, 2009, we sold our interest in Revere Hotel Group(“Revere”), a 55% owned taxable REIT subsidiary.  Prior to this sale, Revere was subject to income taxes at the applicable federal, state and local tax rates.

In 2010, 2009 and 2008, 44 New England generated net operating losses of $4,726, $6,555, and $2,554, respectively. In 2008, Revere generated net operating income of $5.  There was no income tax expense (benefit) recognized by 44 New England or Revere for 2010, 2009 and 2008.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2010	2009	2008
Computed "Expected" federal tax expense (benefit) of TRS, at 35%	$(1,875)	$(1,061)	$(1,251)
State income taxes, net of federal income tax effect	(304)	(421)	(181)
Changes in valuation allowance	2,179	1,482	1,432

Total income tax expense	$-	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$5,755	$3,558
Depreciation	(66)	(48)
Net deferred tax assets	5,689	3,510
Valuation allowance	(5,689)	(3,510)
Deferred tax assets	$-	$-

Upon the sale of our interest in Revere in 2009, we relinquished deferred tax assets related to Revere’s net operating loss carry forwards of $1,128 and a valuation allowance in the same amount.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that 44 New England will not realize the benefits of these deferred tax assets at December 31, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES (continued)

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Preferred Shares - 8% Series A
Ordinary income	0.00%	0.00%	86.46%
Return of Capital	100.00%	100.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	13.54%
Common Shares - Class A
Ordinary income	0.00%	0.00%	44.61%
Return of Capital	100.00%	100.00%	48.40%
Capital Gain Distribution	0.00%	0.00%	6.99%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$50,857	$76,234	$81,129	$74,724
Total Expenses	67,935	72,706	79,685	82,548
Income (Loss) from Unconsolidated Joint Ventures	778	2,059	(243)	(337)
(Loss) Income from Continuing Operations	(16,300)	5,587	1,201	(8,161)

(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(37)	120	401	(13)
Net (Loss) Income	(16,337)	5,707	1,602	(8,174)

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(1,715)	1,151	263	(544)
Preferred Distributions	1,200	1,200	1,200	1,200
Net (Loss) Income applicable to Common Shareholders	$(15,822)	$3,356	$139	$(8,830)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.16)	$0.02	$-	$(0.05)
Discontinued Operations	-	-	-	-
Net (Loss) Income applicable to Common Shareholders	$(0.16)	$0.02	$-	$(0.05)
Weighted Average Common Shares Outstanding
Basic	99,311,523	137,200,796	138,636,206	161,600,788
Diluted	99,311,523	140,351,846	142,066,649	161,600,788

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$45,799	$60,771	$61,834	$53,548
Total Expenses	54,836	59,297	101,353	60,042
(Loss) Income from Unconsolidated Joint Ventures	(1,329)	(395)	(606)	(4,860)
(Loss) Income from Continuing Operations	(10,366)	1,079	(40,125)	(11,354)

(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(317)	405	2,190	30
Net (Loss) Income	(10,683)	1,484	(37,935)	(11,324)

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(2,053)	451	(5,560)	(1,435)
Preferred Distributions	1,200	1,200	1,200	1,200
Net (Loss) Income applicable to Common Shareholders	$(9,830)	$(167)	$(33,575)	$(11,089)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.21)	$-	$(0.39)	$(0.20)
Discontinued Operations	-	-	(0.26)	-
Net Loss (Income) applicable to Common Shareholders	$(0.21)	$-	$(0.65)	$(0.20)
Weighted Average Common Shares Outstanding
Basic	47,786,503	47,964,818	51,878,482	56,488,607
Diluted	47,786,503	47,964,818	51,878,482	56,488,607

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 16 – SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2010:

Acquisition

On January 20, 2011, the Company entered into a purchase and sale agreement to acquire the Capitol Hill Suites, Washington, DC for approximately $47,500.  The closing of this acquisition is expected to occur by the end of the first quarter 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2010 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Hampton Inn, Carlisle, PA	$-	$300	$3,109	$200	$2,394	$500	$5,503	$6,003	$(1,819)	$4,184	06/01/97
Holiday Inn Exp, Hershey, PA	(5,874)	426	2,645	410	4,043	836	6,688	7,524	(2,249)	5,275	10/01/97
Comfort Inn, Harrisburg, PA	-	-	2,720	214	1,203	214	3,923	4,137	(1,277)	2,860	05/15/98
Hampton Inn, Selinsgrove, PA	-	157	2,511	93	2,507	250	5,018	5,268	(1,861)	3,407	09/12/96
Hampton Inn, Danville, PA	-	300	2,787	99	1,267	399	4,054	4,453	(1,283)	3,170	08/28/97
Holiday Inn Exp & Suites, Harrisburg, PA	-	213	1,934	81	1,414	294	3,348	3,642	(999)	2,643	03/06/98
Hampton Inn, Hershey, PA	-	807	5,714	4	1,067	811	6,781	7,592	(2,141)	5,451	01/01/00
Hilton Garden Inn, Edison, NJ	-	-	12,159	-	333	-	12,492	12,492	(2,347)	10,145	10/01/03
Residence Inn, Framingham, MA	(8,409)	1,325	12,737	-	869	1,325	13,606	14,931	(2,529)	12,402	03/26/04
Hampton Inn, New York, NY	(25,303)	5,472	23,280	-	664	5,472	23,944	29,416	(3,587)	25,829	04/01/05
Residence Inn, Greenbelt, MD	(11,482)	2,615	14,815	-	784	2,615	15,599	18,214	(2,535)	15,679	07/16/04
Courtyard South Boston, MA	-	-	19,939	-	(2,061)	-	17,878	17,878	(2,723)	15,155	09/30/05
Fairfield Inn, Laurel, MD	(7,196)	927	6,120	-	997	927	7,117	8,044	(1,289)	6,755	01/31/05
Holiday Inn Exp, Langhorne, PA	(6,275)	1,088	6,573	-	158	1,088	6,731	7,819	(962)	6,857	05/26/05
Holiday Inn Exp, Malvern, PA	(3,899)	2,639	5,324	654	171	3,293	5,495	8,788	(781)	8,007	05/24/05
Holiday Inn Exp, King of Prussia, PA	(12,406)	2,557	13,339	-	848	2,557	14,187	16,744	(2,001)	14,743	05/23/05
Courtyard Inn, Wilmington, DE	(12,195)	988	10,295	-	1,178	988	11,473	12,461	(1,770)	10,691	06/17/05
McIntosh Inn, Wilmington, DE	-	898	4,515	-	786	898	5,301	6,199	(982)	5,217	06/17/05
Residence Inn, Williamsburg, VA	(6,921)	1,911	11,625	-	615	1,911	12,240	14,151	(2,843)	11,308	11/22/05
Springhill Suites, Williamsburg, VA	(4,712)	1,430	10,293	-	117	1,430	10,410	11,840	(2,349)	9,491	11/22/05
Courtyard Inn, Brookline, MA	(38,710)	-	47,414	-	1,524	-	48,938	48,938	(6,896)	42,042	06/15/05
Courtyard Inn, Scranton, PA	(5,987)	761	7,193	-	1,598	761	8,791	9,552	(1,347)	8,205	02/01/06
Courtyard Inn, Langhorne, PA	(14,791)	3,064	16,068	-	920	3,064	16,988	20,052	(2,180)	17,872	01/03/06
Fairfield Inn, Bethlehem, PA	(5,912)	1,399	6,778	-	343	1,399	7,121	8,520	(1,019)	7,501	01/03/06
Residence Inn, Tyson's Corner, VA	(8,588)	4,283	14,475	-	307	4,283	14,782	19,065	(1,880)	17,185	02/02/06
Hilton Garden Inn, JFK Airport, NY	(20,838)	-	25,018	-	861	-	25,879	25,879	(3,330)	22,549	02/16/06
Hawthorne Suites, Franklin, MA	(8,165)	1,872	8,968	-	201	1,872	9,169	11,041	(1,109)	9,932	04/25/06
Comfort Inn, Dartmouth, MA (1)	(2,968)	902	3,525	(447)	(1,470)	455	2,055	2,510	(536)	1,974	05/01/06
Residence Inn, Dartmouth, MA	(8,268)	1,933	10,434	-	266	1,933	10,700	12,633	(1,291)	11,342	05/01/06
Holiday Inn Exp, Cambridge, MA	(10,604)	1,956	9,793	-	1,056	1,956	10,849	12,805	(1,389)	11,416	05/03/06
Residence Inn, Norwood, MA	-	1,970	11,761	-	156	1,970	11,917	13,887	(1,329)	12,558	07/27/06
Hampton Inn, Brookhaven, NY	(14,085)	3,130	17,345	1	871	3,131	18,216	21,347	(2,196)	19,151	09/06/06
Holiday Inn Exp, Hauppauge, NY	(9,415)	2,737	14,080	-	853	2,737	14,933	17,670	(1,815)	15,855	09/01/06
Residence Inn, Langhorne, PA	-	1,463	12,094	94	889	1,557	12,983	14,540	(1,282)	13,258	01/08/07

1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2010 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Hampton Inn, Chelsea, NY	$(35,543)	$8,905	$33,500	$-	$1,213	$8,905	$34,713	$43,618	$(3,870)	$39,748	09/29/06
Hyatt Summerfield Suites, Bridgewater, NJ	(14,492)	3,373	19,685	-	271	3,373	19,956	23,329	(2,006)	21,323	12/28/06
Hyatt Summerfield Suites, Charlotte, NC	(7,330)	770	7,315	-	1,647	770	8,962	9,732	(1,372)	8,360	12/28/06
Hyatt Summerfield Suites, Gaithersburg, MD	(13,720)	2,912	16,001	-	363	2,912	16,364	19,276	(1,752)	17,524	12/28/06
Hyatt Summerfield Suites, Pleasant Hills, CA	(20,160)	6,216	17,229	-	148	6,216	17,377	23,593	(1,753)	21,840	12/28/06
Hyatt Summerfield Suites, Pleasanton, CA	(14,490)	3,941	12,560	-	155	3,941	12,715	16,656	(1,291)	15,365	12/28/06
Hyatt Summerfield Suites, Scottsdale, AZ	(16,778)	3,060	19,968	-	218	3,060	20,186	23,246	(2,044)	21,202	12/28/06
Hyatt Summerfield Suites, White Plains, NY	(33,030)	8,823	30,273	-	1,558	8,823	31,831	40,654	(3,102)	37,552	12/28/06
Holiday Inn Exp & Suites, Chester, NY	(6,640)	1,500	6,671	-	105	1,500	6,776	8,276	(667)	7,609	01/25/07
Residence Inn, Carlisle, PA	(6,732)	1,015	7,511	-	28	1,015	7,539	8,554	(755)	7,799	01/10/07
Hampton Inn, Seaport, NY	(19,349)	7,816	19,040	-	158	7,816	19,198	27,014	(1,903)	25,111	02/01/07
Hotel 373-5th Ave, New York, NY	(22,000)	14,239	16,778	-	82	14,239	16,860	31,099	(1,526)	29,573	06/01/07
Holiday Inn, Norwich, CT	-	1,984	12,037	-	562	1,984	12,599	14,583	(1,138)	13,445	07/01/07
Sheraton Hotel, JFK Airport, NY	-	-	27,315	-	264	-	27,579	27,579	(1,793)	25,786	06/13/08
Hampton Inn, Philadelphia, PA	-	3,490	24,382	-	3,458	3,490	27,840	31,330	(5,967)	25,363	02/15/06
Duane Street, Tribeca, NY	(15,000)	8,213	12,869	-	559	8,213	13,428	21,641	(1,088)	20,553	01/04/08
NU Hotel, Brooklyn, NY	(18,000)	-	22,042	-	50	-	22,092	22,092	(1,372)	20,720	01/14/08
Towneplace Suites, Harrisburg, PA	-	1,237	10,136	-	45	1,237	10,181	11,418	(675)	10,743	05/08/08
Holiday Inn Express, Camp Springs, MD	-	1,629	11,094	-	295	1,629	11,389	13,018	(768)	12,250	06/26/08
Hampton Inn, Smithfield, RI	(6,684)	2,057	9,486	-	40	2,057	9,526	11,583	(575)	11,008	08/01/08
Hilton Garden Inn, Tribeca, NY	(32,000)	21,077	42,955	-	74	21,077	43,029	64,106	(1,799)	62,307	05/01/09
Hampton Inn, West Haven, CT	(7,552)	1,053	10,751	-	34	1,053	10,785	11,838	(315)	11,523	11/04/09
Hilton Garden Inn, Glastonbury, CT	(11,902)	1,898	12,981	-	5	1,898	12,986	14,884	(325)	14,559	01/01/10
Hampton Inn, Times Square, NY	-	10,691	41,637	-	-	10,691	41,637	52,328	(924)	51,404	02/09/10
Holiday Inn Express, Times Square, NY	-	11,075	43,113	-	1	11,075	43,114	54,189	(957)	53,232	02/09/10
Candlewood Suites, Times Square, NY	-	10,281	36,687	-	1	10,281	36,688	46,969	(815)	46,154	02/09/10
Hyatt Place, KOP, PA	-	1,133	7,267	-	3,762	1,133	11,029	12,162	(1,863)	10,299	08/17/10
Holiday Inn Express, Wall Street, NY	-	12,152	21,100	-	1	12,152	21,101	33,253	(344)	32,909	05/09/10
Hampton Inn, Washington, DC	-	9,335	58,048	-	-	9,335	58,048	67,383	(484)	66,899	09/01/10
Courtyard Inn, Alexandria, VA	(24,683)	6,376	26,089	-	510	6,376	26,599	32,975	(2,927)	30,048	09/29/06
8th Ave Land, New York City, NY (1)	(11,913)	21,575	-	(9,365)	108	12,210	108	12,318	(65)	12,253	06/28/06
Nevins Street Land, Brooklyn, NY (1)	(5,948)	10,650	-	(6,168)	-	4,482	-	4,482	-	4,482	6/11/07 & 07/11/07

Total Real Estate	$(596,949)	$247,999	$1,013,900	$(14,130)	$43,444	$233,869	$1,057,344	$1,291,213	$(112,161)	$1,179,052

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

*  Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2010 (continued)
[IN THOUSANDS]

	2010	2009	2008
Reconciliation of Real Estate
Balance at beginning of year	$997,212	$987,639	$878,099
Additions during the year	297,450	79,170	114,596
Dispositions during the year	(3,449)	(53,493)	(5,056)
Changes in Assets Held for Sale	-	(37,406)	-
Investment in Real Estate	1,291,213	975,910	987,639
Assets Held for Sale, net of impairment	-	21,302	-
Total Real Estate	$1,291,213	$997,212	$987,639

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$83,556	$67,824	$49,091
Depreciation for year	29,654	22,667	20,965
Accumulated depreciation on assets sold	(1,049)	(6,935)	(2,232)
Balance at the end of year	$112,161	$83,556	$67,824

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2010, 2009 and 2008 is approximately $1,183,694, $911,634, and $894,596 respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2010. Based on that evaluation, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 3, 2011

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2011 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2010, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	1,217,593
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,217,593

(1)	Shares indicated are the aggregate of those issuable under the Company’s 2008 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements:

The following financial statements are included in this report on pages 45 to 88:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 89 to 91: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2010

3.	Exhibits

The following exhibits listed are filed as a part of this report:

Exhibit
No.	Description
3.1
Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed by Hersha Hospitality Trust on May 10, 2010 and incorporated by reference herein).

3.2
Amended and Restated Bylaws of Hersha Hospitality Trust (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed by Hersha Hospitality Trust on March 5, 2010 and incorporated by reference herein)

4.1	Form of Common Share Certificate.*
4.2
Junior Subordinated Indenture, dated as of May 13, 2005, between Hersha Hospitality Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 17, 2005 and incorporated by reference herein).

4.3	Form of Junior Subordinated Note (included in Exhibit 4.2).
4.4
Amended and Restated Trust Agreement of Hersha Statutory Trust I, dated as of May 13, 2005, among Hersha Hospitality Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of Hersha Statutory Trust I (filed as Exhibit 4.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on May 17, 2005 and incorporated by reference herein).

4.5	Form of Trust Preferred Security Certificate (included in Exhibit 4.4).
4.6
Junior Subordinated Indenture, dated as of May 31, 2005, between Hersha Hospitality Limited Partnership and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 6, 2005 and incorporated by reference herein).

4.7	Form of Junior Subordinated Note (included in Exhibit 4.6 hereto).
4.8
Amended and Restated Trust Agreement of Hersha Statutory Trust II, dated as of May 31, 2005, among Hersha Hospitality Limited Partnership, as depositor, Wilmington Trust Company, as property trustee and as Delaware trustee, the Administrative Trustees named therein and the holders of undivided beneficial interests in the assets of Hersha Statutory Trust II (filed as Exhibit 4.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 6, 2005 and incorporated by reference herein).

4.9	Form of Trust Preferred Security Certificate (included in Exhibit 4.8 hereto).

Exhibit
No.	Description
4.10
Form of 8.00% Series A Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 3.4 to the Form 8-A filed by Hersha Hospitality Trust on August 3, 2005 and incorporated by reference herein).

4.11
Investor Rights and Option Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 6, 2009 and incorporated by reference herein).†

4.12
Trustee Designation Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anonima (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 6, 2009 and incorporated by reference herein).†

4.13
Amended and Restated Registration Rights Agreement, dated June 30, 2010, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P., IRSA Inversiones y Representaciones Sociedad Anonima, Dolphin Fund Ltd. and Citibank, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 30, 2010 and incorporated by reference herein).†

10.1	Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.*
10.2
Option Agreement, dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H. Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Hersha Hospitality Limited Partnership.*†

10.3
Amendment to Option Agreement, dated December 4, 1998 (filed as Exhibit 10.19(a) to the Registration Statement on Form S-11/A filed by Hersha Hospitality Trust on December 7, 1998 and incorporated by reference herein).†

10.4	Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.*†
10.5
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 23, 2003 and incorporated by reference herein).

10.6	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed by Hersha Hospitality Trust on February 24, 2004 and incorporated by reference herein).
10.7
Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Limited Partnership (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 21, 2005 and incorporated by reference herein).

10.8
Form of Limited Liability Company Agreement of Mystic Partners, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 21, 2005 and incorporated by reference herein).

10.9
Form of Management Agreement between the lessee entity and Waterford Hotel Group, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 21, 2005 and incorporated by reference herein).

10.10
Form of Limited Liability Company Agreement of Leaseco, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 21, 2005 and incorporated by reference herein.

10.11
Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated August 5, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 8, 2005 and incorporated by reference herein).

10.12
Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC, Waterford Hospitality Group LLC and First American Title Insurance Company (filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 14, 2006 and incorporated by reference herein).

10.13
First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 14, 2006 and incorporated by reference herein).

Exhibit
No.	Description
10.14
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit of Merrill Lynch Capital (filed as Exhibit 10.8 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 14, 2006 and incorporated by reference herein).

10.15
Conditional Payment Guaranty, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors, LLC to and for the benefit of Merrill Lynch Capital (filed as Exhibit 10.9 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 14, 2006 and incorporated by reference herein).

10.16
Supplemental Limited Joinder, dated February 8, 2006, made by Hersha Hospitality Limited Partnership and Mystic Hotel Investors LLC (filed as Exhibit 10.10 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 14, 2006 and incorporated by reference herein).

10.17
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Hasu P. Shah (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on July 3, 2007 and incorporated by reference herein).†

10.18
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Jay H. Shah (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on July 3, 2007 and incorporated by reference herein).†

10.19
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Neil H. Shah (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on July 3, 2007 and incorporated by reference herein).†

10.20
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Ashish R. Parikh (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on July 3, 2007 and incorporated by reference herein).†

10.21
Amended and Restated Employment Agreement, dated June 28, 2007, by and between the Company and Michael R. Gillespie (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on July 3, 2007 and incorporated by reference herein).†

10.22
Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed by Hersha Hospitality Trust on April 18, 2008 and incorporated by reference herein).†

10.23
Form of Stock Award Agreement under the Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 29, 2008 and incorporated by reference herein).†

10.24
Form of Performance Share Award Agreement under the Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed by Hersha Hospitality Trust on November 5, 2009 and incorporated by reference herein).†

10.25
Amendment No. 1 to the Hersha Hospitality Trust 2008 Equity Incentive Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Hersha Hospitality Trust on April 15, 2010 and incorporated by reference herein).†

10.26
Revolving Credit Loan and Security Agreement, dated November 5, 2010, by and among Hersha Hospitality Limited Partnership, as Borrower, Hersha Hospitality Trust, as Guarantor, each of the other Guarantors party thereto, each of the financial institutions identified as Lenders on Schedule A thereto, TD Bank, N.A., as Lender and as administrative agent for the Lenders thereunder, and TD Securities (USA) LLC, as arranger (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed by Hersha Hospitality Trust on November 5, 2010 and incorporated by reference herein).

12.1	Statement Regarding Computation of Ratio of Per Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.**

Exhibit
No.	Description
21.1	List of Subsidiaries of the Registrant.**
23.1	Consent of KPMG LLP.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 and incorporated by reference herein.
**	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

March 3, 2011	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	March 3, 2011
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	March 3, 2011
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	March 3, 2011
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	March 3, 2011
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2011
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	March 3, 2011
Donald J. Landry

/s/ Thomas S. Capello	Trustee	March 3, 2011
Thomas S. Capello

/s/ Eduardo S. Elsztain	Trustee	March 3, 2011
Eduardo S. Elsztain

/s/ Thomas J. Hutchison III	Trustee	March 3, 2011
Thomas J. Hutchison III

/s/ Dianna F. Morgan	Trustee	March 3, 2011
Dianna F. Morgan

/s/ Kiran P. Patel	Trustee	March 3, 2011
Kiran P. Patel

/s/ John M. Sabin	Trustee	March 3, 2011
John M. Sabin