Form 10-Q
period 2011-03-31
HERSHA HOSPITALITY TRUST
filed 2011-05-05
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, the number of Class A common shares of beneficial interest outstanding was 169,796,897 and there were no Class B common shares outstanding.

Hersha Hospitality Trust

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 [UNAUDITED] AND DECEMBER 31, 2010
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	March 31, 2011	December 31, 2010
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,277,181	$1,245,851
Investment in Unconsolidated Joint Ventures	34,580	35,561
Development Loans Receivable	42,327	41,653
Cash and Cash Equivalents	19,336	65,596
Escrow Deposits	20,594	17,384
Hotel Accounts Receivable, net of allowance for doubtful accounts of $19 and $31	10,151	9,611
Deferred Financing Costs, net of Accumulated Amortization of $6,629 and $5,852	9,599	10,204
Due from Related Parties	6,740	5,069
Intangible Assets, net of Accumulated Amortization of $1,156 and $1,084	7,944	7,934
Other Assets	21,573	18,414

Total Assets	$1,450,025	$1,457,277

Liabilities and Equity:
Line of Credit	$63,000	$46,000
Mortgages and Notes Payable, net of unamortized discount of $932 and $983	646,886	648,720
Accounts Payable, Accrued Expenses and Other Liabilities	27,553	28,601
Dividends and Distributions Payable	9,827	9,805
Due to Related Parties	1,359	939

Total Liabilities	748,625	734,065

Redeemable Noncontrolling Interests - Common Units (Note 1)	$17,905	$19,894

Equity:
Shareholders' Equity:
Preferred Shares - 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at March 31, 2011 and December 31, 2010	24	24
Common Shares - Class A, $.01 Par Value, 300,000,000 Shares Authorized at March 31, 2011 and December 31, 2010, 169,751,195 and 169,205,638 Shares Issued and Outstanding at March 31, 2011 and December 31, 2010, respectively	1,697	1,692
Common Shares - Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(356)	(338)
Additional Paid-in Capital	922,638	918,215
Distributions in Excess of Net Income	(259,237)	(236,159)
Total Shareholders' Equity	664,766	683,434

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	18,692	19,410
Noncontrolling Interests - Consolidated Joint Ventures	37	474
Total Noncontrolling Interests	18,729	19,884

Total Equity	683,495	703,318

Total Liabilities and Equity	$1,450,025	$1,457,277

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue:
Hotel Operating Revenues	$57,811	$49,354
Interest Income from Development Loans	1,091	1,374
Other Revenues	78	88
Total Revenues	58,980	50,816

Operating Expenses:
Hotel Operating Expenses	37,837	32,129
Hotel Ground Rent	364	292
Real Estate and Personal Property Taxes and Property Insurance	5,134	4,094
General and Administrative	1,961	2,836
Stock Based Compensation	1,485	657
Acquisition and Terminated Transaction Costs	815	3,336
Loss from Impairment of Assets	-	13
Depreciation and Amortization	14,016	12,010
Total Operating Expenses	61,612	55,367

Operating Loss	(2,632)	(4,551)

Interest Income	102	41
Interest Expense	10,623	11,741
Other Expense	284	96
Loss on Debt Extinguishment	-	731
Loss before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	(13,437)	(17,078)

Loss from Unconsolidated Joint Ventures	(981)	(1,040)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	1,818
(Loss) Income from Unconsolidated Joint Venture Investments	(981)	778

Loss from Continuing Operations	(14,418)	(16,300)

Discontinued Operations (Note 12):
Loss from Discontinued Operations	-	(37)

Net Loss	(14,418)	(16,337)

Loss Allocated to Noncontrolling Interests	1,027	1,715
Preferred Distributions	(1,200)	(1,200)

Net Loss applicable to Common Shareholders	$(14,591)	$(15,822)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2011		March 31, 2010
Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.09)		$(0.16)
Loss from Discontinued Operations applicable to Common Shareholders	$0.00		(0.00)

Net Loss applicable to Common Shareholders	$(0.09)		$(0.16)

DILUTED
Loss from Continuing Operations applicable to Common Shareholders	$(0.09	) *	$(0.16	) *
Loss from Discontinued Operations applicable to Common Shareholders	$0.00	*	(0.00	) *

Net Loss applicable to Common Shareholders	$(0.09	) *	$(0.16	)*

Weighted Average Common Shares Outstanding:
Basic	168,334,982		99,311,523
Diluted	168,334,982	*	99,311,523	*

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended March 31, 2011 and 2010 were 7,395,023 and 9,515,228, respectively.

Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2011 and 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the three months ended March 31, 2011, there were 310,728 anti-dilutive unvested stock awards outstanding, 1,690,980 anti-dilutive contingently issuable share awards outstanding, and 3,040,591 anti-dilutive options to acquire our common shares outstanding.  For the three months ended March 31, 2010, there were 122,492 anti-dilutive unvested stock awards outstanding and 1,539,416 anti-dilutive options to acquire our common shares outstanding.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

	Shareholders' Equity							Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2010	$24	$1,692	$-	$918,215	$(338)	$(236,159)	$683,434	$19,410	$474	$19,884	$703,318	$19,894

Issuance Costs	-	-	-	(78)	-	-	(78)	-	-	-	(78)	-
Unit Conversion	-	-	-	168	-	-	168	(168)	-	(168)	-	-
Reallocation of Noncontrolling Interest	-	-	-	1,584	-	-	1,584	13	-	13	1,597	(1,597)
Dividends and Distributions declared:
Common Stock ($0.05 per share)	-	-	-	-	-	(8,486)	(8,486)	(215)	-	(215)	(8,701)	(151)
Preferred Stock ($0.50 per share)	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Dividend Reinvestment Plan	-	-	-	3	-	-	3	-	-	-	3	-
Stock Based Compensation
Grants	-	5	-	1,339	-	-	1,344	-	-	-	1,344	-
Amortization	-	-	-	1,407	-	-	1,407	-	-	-	1,407	-
Comprehensive Income (Loss):
Other Comprehenive Loss	-	-	-	-	(18)	-	(18)	-	-	-	(18)	-
Net Loss	-	-	-	-	-	(13,392)	(13,392)	(348)	(437)	(785)	(14,177)	(241)
Total Comprehensive Loss							(13,410)	(348)	(437)	(785)	(14,195)	(241)

Balance at March 31, 2011	$24	$1,697	$-	$922,638	$(356)	$(259,237)	$664,766	$18,692	$37	$18,729	$683,495	$17,905

Balance at December 31, 2009	$24	$577	$-	$487,481	$(160)	$(185,725)	$302,197	$27,126	$267	$27,393	$329,590	$14,733

Common Stock Issuance	-	794	-	260,233	-	-	261,027	-	-	-	261,027	-
Unit Conversion	-	1	-	601	-	-	602	(602)	-	(602)	-	-
Units Issued for Acquisitions	-	-	-	-	-	-	-	5,299	-	5,299	5,299	-
Reallocation of Noncontrolling Interest	-	-	-	(1,745)	-	-	(1,745)	-	-	-	(1,745)	1,745
Dividends and Distributions declared:
Common Stock ($0.05 per share)	-	-	-	-	-	(6,862)	(6,862)	(350)	-	(350)	(7,212)	(152)
Preferred Stock ($0.50 per share)	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Dividend Reinvestment Plan	-	-	-	3	-	-	3	-	-	-	3	-
Stock Based Compensation
Amortization	-	-	-	656	-	-	656	-	-	-	656	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	(5)	-	(5)	-	-	-	(5)	-
Net Loss	-	-	-	-	-	(14,622)	(14,622)	(949)	(314)	(1,263)	(15,885)	(452)
Total Comprehensive Loss							(14,627)	(949)	(314)	(1,263)	(15,890)	(452)

Balance at March 31, 2010	$24	$1,372	$-	$747,229	$(165)	$(208,409)	$540,051	$30,524	$(47)	$30,477	$570,528	$15,874

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS]

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating activities:
Net loss	$(14,418)	$(16,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,946	11,973
Amortization	924	678
Debt extinguishment	-	580
Development loan interest added to principal	(674)	(606)
Equity in loss (income) of unconsolidated joint ventures	981	(778)
Loss recognized on change in fair value of derivative instrument	7	2
Stock based compensation expense	1,485	657
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(498)	(1,530)
Escrows	(1,548)	(674)
Other assets	351	178
Due from related parties	(671)	(2,059)
Increase (decrease) in:
Due to related parties	420	(488)
Accounts Payable, Accrued Expenses and Other Liabilities	3,897	4,955
Net cash provided by (used in) operating activities	4,202	(3,449)

Investing activities:
Purchase of hotel property assets	(38,516)	(160,768)
Deposits on hotel acquisitions	(3,500)	-
Capital expenditures	(10,507)	(1,373)
Cash paid for hotel development project	(124)	-
Advances to capital expenditure escrows	(1,982)	(1,521)
Investment in notes receivable from unconsolidated joint venture	(1,000)	-
Cash paid for franchise fee intangible	(40)	-
Net cash used in investing activities	(55,669)	(163,662)

Financing activities:
Proceeds (repayments of) from borrowings under line of credit, net	17,000	(79,200)
Principal repayment of mortgages and notes payable	(1,590)	(31,127)
Proceeds from mortgages and notes payable	-	31,535
Cash paid for deferred financing costs	(173)	(8)
Proceeds from issuance of common stock, net	-	261,027
Dividends paid on common shares	(8,457)	(2,881)
Dividends paid on preferred shares	(1,200)	(1,200)
Distributions paid on common partnership units	(373)	(435)
Net cash provided by financing activities	5,207	177,711

Net (decrease) increase in cash and cash equivalents	(46,260)	10,600
Cash and cash equivalents - beginning of period	65,596	11,404

Cash and cash equivalents - end of period	$19,336	$22,004

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are a self-advised Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as general partner. As of March 31, 2011, we owned an approximate 95.8% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

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

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $18,692 as of March 31, 2011 and $19,410 as of December 31, 2010.  As of March 31, 2011, there were 4,354,660 Nonredeemable Common Units outstanding with a fair market value of $25,867, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for cash or, at our option, common shares on a one-for-one basis.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (continued)

As of March 31, 2011, there were 3,014,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $17,905.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of March 31, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $13,127.  As of December 31, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value of $19,894 was greater than historical cost of $13,521.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES
Investment in Hotel Properties consists of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Land	$241,381	$233,869
Buildings and Improvements	1,089,140	1,057,344
Furniture, Fixtures and Equipment	154,804	150,723
Construction in Progress	15,425	15,301
	1,500,750	1,457,237

Less Accumulated Depreciation	(223,569)	(211,386)

Total Investment in Hotel Properties	$1,277,181	$1,245,851

Acquisitions

During the three months ended March 31, 2011, we acquired the following wholly owned hotel property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price
Holiday Inn Express, Water Street, New York, NY	3/25/2011	$7,341	$28,591	$2,704	$28	$38,664

Included in the consolidated statements of operations for the three months ended March 31, 2011 are total revenues and total net loss for the 2011 acquisition of $107 and $684, respectively, which represents the results of operations of the Holiday Inn Express, Water Street since the date of acquisition of our 100% interest in the hotel, described above.

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions completed since January 1, 2010 had been completed on January 1, 2010.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2010 at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

	For the Three Months Ended March 31,
	2011	2010
Pro Forma Total Revenues	$59,383	$56,472

Pro Forma Loss from Continuing Operations	$(14,490)	$(14,915)
Loss from Discontinued Operations	-	(37)
Pro Forma Net Loss	(14,490)	(14,952)
Loss allocated to Noncontrolling Interest	1,030	1,594
Preferred Distributions	(1,200)	(1,200)
Pro Forma Net Loss applicable to Common Shareholders	$(14,660)	$(14,558)

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$(0.09)	$(0.15)
Diluted	$(0.09)	$(0.15)

Weighted Average Common Shares Outstanding
Basic	168,334,982	99,311,523
Diluted	168,334,982	99,311,523

Renovation

On December 28, 2010, we closed on the acquisition of a parcel of land, which includes a multi-story vacant building, from an unrelated third party in New Castle, DE.  The total purchase price for the parcel of land and the improvements was $15,301, which was paid in cash.  We have begun the process of converting this hotel building into a Sheraton branded hotel.  As of March 31, 2011 we have spent $124 in conversion cost.

Hotel Closing

Effective March 31, 2011, we ceased operations at the Comfort Inn, located in North Dartmouth, MA and are in the process of conveying the asset to the lender.  The closure of the property coincided with the expiration of its franchise agreement.  The property has a carrying value of $2,005 as of March 31, 2011, which approximates its fair value.  See “Note 6 – Debt” for additional discussion regarding the closure of this property.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of March 31, 2011 and December 31, 2010, our investment in unconsolidated joint ventures consists of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	March 31, 2011	December 31, 2010

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$-	$28
SB Partners, LLC	Holiday Inn Express, Boston, MA	50.0%	N/A	1,628	1,852
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	25,509	25,935
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,443	7,746
				$34,580	$35,561

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income and loss recognized during the three months ended March 31, 2011 and 2010 for our investments in unconsolidated joint ventures is as follows:

	March 31, 2011	March 31, 2010
Inn American Hospitality at Ewing, LLC	(27)	(97)
SB Partners, LLC	(224)	(144)
Mystic Partners, LLC	(427)	(415)
Metro 29th Street Associates, LLC	(303)	(384)
	(981)	(1,040)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	1,818

(Loss) Income from Unconsolidated Joint Venture Investments	$(981)	$778

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2011 and December 31, 2010.

Balance Sheets
	March 31, 2011	December 31, 2010
Assets
Investment in hotel properties, net	$145,133	$144,675
Other Assets	27,323	27,970
Total Assets	$172,456	$172,645

Liabilities and Equity
Mortgages and notes payable	$157,768	$156,976
Other liabilities	39,782	37,797
Equity:
Hersha Hospitality Trust	37,778	38,394
Joint Venture Partner(s)	(62,872)	(60,522)
Total Equity	(25,094)	(22,128)

Total Liabilities and Equity	$172,456	$172,645

Statements of Operations
	Three Months Ended
	March 31, 2011	March 31, 2010
Room Revenue	$15,970	$15,584
Other Revenue	4,637	4,718
Operating Expenses	(14,777)	(14,921)
Interest Expense	(2,412)	(3,391)
Lease Expense	(1,305)	(1,373)
Property Taxes and Insurance	(1,441)	(1,547)
General and Administrative	(1,660)	(1,798)
Loss Allocated to Noncontrolling Interests	22	229
Depreciation and Amortization	(1,978)	(3,121)

Net loss	$(2,944)	$(5,620)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Company's share of equity recorded on the joint ventures' financial statements	$37,778	$38,394
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(3,198)	(2,833)
Investment in Unconsolidated Joint Ventures	$34,580	$35,561

(1)	Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

·	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements;
·	our basis in the investment in joint ventures not recorded on the joint ventures' financial statements; and
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which our executive officers and affiliated trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the three months ended March 31, 2011, no such loans were originated by us.  Interest income from development loans was $1,091 and $1,374 for the three months ended March 31, 2011 and 2010, respectively.   Accrued interest on our development loans receivable was $3,367 and $3,013 as of March 31, 2011 and December 31, 2010, respectively.  Accrued interest on our development loans receivable as of March 31, 2011 does not include cumulative interest income of $6,327 which has been accrued and paid–in kind by adding it to the principal balance of certain loans as indicated in the table below.

Hotel Property	Borrower	Principal Outstanding March 31, 2011		Principal Outstanding December 31, 2010	Interest Rate	Maturity Date (1)
Operational Hotels
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2012 *
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000		2,000	11%	August 6, 2011 *
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2011 *

Construction Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	13,295	(2)	12,939	11%	December 31, 2011 *
Hyatt Union Square - New York, NY	Risingsam Union Square, LLC	13,032	(2)	12,714	10%	December 31, 2011
Hampton Inn - New York, NY (3)	SC Waterview, LLC	8,000		8,000	10%	December 31, 2011

Total Development Loans Receivable		$42,327		$41,653

*	Indicates borrower is a related party.
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

(2)	We have amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan:

	Interest Income Three Months Ended March 31,
Borrower	2011	2010	Cumulative Interest Income Paid In Kind
Risingsam Union Square, LLC	$318	$287	$3,032
44 Lexington Holding, LLC	356	319	3,295

Total	$674	$606	$6,327

(3)
Subsequent to March 31, 2011, we entered into a purchase and sale agreement to acquire a vacant property located in New York, NY from SC Waterview, LLC.  Consideration to be given in exchange for the property will include conversion of the $8,000 principal balance and $300 of the accrued interest receivable on the development loan receivable with the seller into equity.  See Note 13 – Subsequent Events for additional discussion of this purchase and sale agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS

Other Assets consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Transaction Costs	$737	$340
Investment in Statutory Trusts	1,548	1,548
Deposits on Hotel Acquisitions	9,000	5,500
Prepaid Expenses	6,097	6,986
Interest Receivable from Development Loans to Non-Related Parties	1,922	1,767
Hotel Purchase Option	933	933
Other	1,336	1,340
	$21,573	$18,414

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

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of March 31, 2011 we had $9,000, in non-interest bearing deposits related to the acquisition of hotel properties.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,444 as of March 31, 2011, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – We have an option to acquire a 50% interest in the entity that owns the Holiday Inn Express – Manhattan.  This option is exercisable after February 1, 2012 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

We had total mortgages payable at March 31, 2011, and December 31, 2010 of $595,111 and $596,949, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.22% to 8.25% as of March 31, 2011. Aggregate interest expense incurred under the mortgage loans payable totaled $9,060 and $9,461 for the three months ended March 31, 2011 and 2010, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing fourteen of our hotel properties were not met as of March 31, 2011 due to recent economic conditions. These covenants do not constitute an event of default for these loans. As of March 31, 2011 we were in compliance with all events of default covenants under the applicable loan agreements, with the exception of our non-recourse mortgage loan payable on the Comfort Inn, North Dartmouth, MA.  As noted in “Note 2 – Investment in Hotel Properties,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  We are currently in discussions to transfer title to the property to the lender.  As of March 31, 2011, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,968 and $65, respectively.

As of March 31, 2011, the maturities for the outstanding mortgage loans ranged from July 2011 to September 2023, including $17,861 due in 2011.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  Effective July 30, 2010, the $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  For the period from January 30, 2011, to April 29, 2011, we incurred interest expense at a variable rate of 3.304%.  Prior to this, the $25,774 note issued to Hersha Statutory Trust I incurred interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II incurred interest at a fixed rate of 7.173% per annum through July 30, 2010.Interest expense in the amount of $425 and $935 was recorded for the three months ended March 31, 2011 and 2010.

Other Notes Payable

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $349 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $227 as of March 31, 2011 and $223 as of December 31, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 - DEBT(continued)

Revolving Line of Credit

We maintain a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for the swing line loans.  Borrowings under the line of credit provided by T.D. Bank, NA may be used for working capital and general corporate purposes and for the future purchase of additional hotels.  The line of credit expires on November 5, 2013, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the line of credit for an additional one-year period.

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
- Comfort Inn, Harrisburg, PA

At our option, the interest rate on loans provided under the line of credit will be either (i) the variable prime rate, as defined in the credit agreement, plus an applicable margin ranging between 150 and 175 basis points per annum or (ii) LIBOR plus an applicable margin ranging between 350 and 375 basis points per year, subject to a floor of 4.25%.

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

The Company is in compliance with each of the covenants listed above as of March 31, 2011.

The outstanding principal balance under the line of credit was $63,000 at March 31, 2011. The Company recorded interest expense of $504 and $742 related to the line of credit borrowings for the three months ended March 31, 2011 and 2010.  The weighted average interest rate on our line of credit during the three months ended March 31, 2011 and 2010 was 4.25% and 4.32%.

As of March 31, 2011 we had $7,397 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $179,603.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 - DEBT(continued)

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of March 31, 2011, the carrying value and estimated fair value of the Company’s debt was $709,886 and $675,290, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended March 31, 2011 and 2010, we capitalized $170 and $0, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of March 31, 2011, deferred financing costs were $9,599 net of accumulated amortization of $6,629.  Amortization of deferred costs for the three months ended March 31, 2011 and 2010 was $777 and $538, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned TRS, 44 New England Management Company (“44 New England”) engages eligible independent contractors in accordance with the requirements for qualification as a REIT under the Federal income tax laws, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended March 31, 2011 and 2010, base management fees incurred totaled $1,538 and $1,216, respectively and are recorded as hotel operating expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended March 31, 2011 and 2010 was $3,935 and $3,197. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees are approximately $1 per property. For the three months ended March 31, 2011 and 2010, the Company incurred accounting fees of $452 and $375, respectively.  For the three months ended March 31, 2011 and 2010, the Company incurred information technology fees of $111 and $84, respectively.  Accounting fees and information technology fees are included in general and administrative expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended March 31, 2011 and 2010, we incurred fees of $279 and $40, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

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

Hotel Supplies

For the three months ended March 31, 2011 and 2010, we incurred charges for hotel supplies of $24 and $27.  For the three months ended March 31, 2011 and 2010, we incurred charges for capital expenditure purchases of $3,475 and $379, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 and $22 is included in accounts payable at March 31, 2011 and December 31, 2010, respectively.

Due from Related Parties

The due from related party balance as of March 31, 2011 and December 31, 2010 was approximately $6,740 and $5,069, respectively. The balances primarily consisted of accrued interest due on our development loans, a notes receivable to one of our unconsolidated joint ventures, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The due to related parties balance as of March 31, 2011 and December 31, 2010 was approximately $1,359 and $939, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended March 31, 2011 and 2010, we incurred $364 and $292, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

As of March 31, 2011, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of March 31, 2011 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on our debt financing Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable interest rate debt being hedged.  This interest rate cap matures on May 9, 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (continued)

We maintain an interest rate cap that effectively limits variable rate interest payments on the subordinated notes payable to Hersha Statutory Trust I and Hersha Statutory Trust II when LIBOR exceeds 2.00%. The notional amount of the interest rate cap is $51,548 and equals the principal of the variable interest rate debt being hedged. The effective date of the interest rate cap is July 30, 2010, which correlates with the end of the fixed interest rate period on the notes payable.  This cap matures on July 30, 2012.

We maintained an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage on the nu Hotel, Brooklyn, NY.  The debt secured by this property bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of the interest rate swap, we paid fixed rate interest of 1.1925% on the $18,000 notional amount and we received floating rate interest equal to the one month U.S. dollar LIBOR, which effectively fixed our interest on the mortgage debt at a rate of 3.1925%.  This swap matured on January 10, 2011 and was not replaced.

The following table shows the estimated fair value of our derivatives at March 31, 2011 and December 31, 2010:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	March 31, 2011	December 31, 2010
May 9, 2010	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2011	$-	$-
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	-	(4)
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	21	50
				$21	$46

The fair value of our interest rate caps is included in other assets at March 31, 2011 and December 31, 2010and the fair value of our interest rate swap was included in accounts payable, accrued expenses and other liabilities at December 31, 2010.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $25 and a loss of $9 for the three months ended March 31, 2011 and 2010, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS

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

Executives& Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance based” and “time based.”

•
2011 Annual Long-Term Incentive Program (“2011 Annual LTIP")- On March 16, 2011, the Compensation Committee adopted the 2011 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of common shares.  Shares are earned under the 2011 Annual LTIP based on achieving a threshold, target or maximum level of performance in certain defined areas of performance.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  No stock based compensation expense was recorded for the three months ended March 31, 2011 under the 2011 Annual LTIP.  Any common shares issued in settlement of equity awards under the 2011 Annual LTIP will be made pursuant to the 2008 Plan or any other equity incentive plan approved by the Company’s shareholders.

•
2010 Annual Long-Term Incentive Program (“2010 Annual LTIP”) - On March 30, 2011, 440,669 shares were issued pursuant to the 2010 Annual LTIP of which 25% vested immediately and the remaining will vest 25% on December 31, 2011, 25% on December 31, 2012, and 25% on December 31, 2013.  The grant date fair value of the shares awarded was $5.98 per share.  Stock based compensation expense related to the 2010 Annual LTIP program of $99 was recorded for the three months ended March 31, 2011.  As of December 31, 2010, the Company determined that it was probable the performance conditions for the 2010 Annual LTIP would be satisfied and a liability of $1,321 was included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheet for unissued shares under this program.

Multi-Year Long-Term Equity Incentive Program (“Multi-Year LTIP”)

On May 7, 2010, the Compensation Committee also adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares to be issued in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $798 was recorded for the three months ended March 31, 2011 for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of March 31, 2011 was $8,777.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Performance Share Awards

Performance shares granted in the third quarter of 2010 were earned in their entirety based on the Company’s common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of common shares.  The Company accounted for these grants as market based awards where the Company estimated the unearned compensation at grant date fair value which was amortized into compensation cost over the performance period, which ended on August 4, 2010.  Stock based compensation expense of $140 was incurred during the three months ended March 31, 2010 related to these performance share awards.

Restricted Share Awards

Stock based compensation expense related to the restricted share awards, consisting of restricted common shares issued to executives and employees of the Company, of $509 and $472 was incurred during the three months ended March 31, 2011 and 2010, respectively. Unearned compensation related to the restricted share awards as of March 31, 2011 and December 31, 2010 was $2,431 and $2,940, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
June 1, 2006	89,500	$9.40	4 years	25%/year	89,500	89,500	$-	$-
June 1, 2007	214,582	$12.32	4 years	25%/year	160,933	160,933	110	275
June 2, 2008	278,059	$8.97	4 years	25%/year	139,028	139,028	727	883
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,308	2,308	7	9
June 1, 2009	744,128	$2.80	4 years	25%/year	186,241	186,241	1,128	1,258
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	42,784	42,784	459	515
Total	1,512,193				620,794	620,794	$2,431	$2,940

Trustees

Annual Retainer

On March 16, 2011, the Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. The number of shares to be issued was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2010.  Shares issued under this program become fully vested on December 31, 2011.  Compensation expense incurred for the three months ended March 31, 2011 was $36.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	Unearned Compensation March 31, 2010
March 30, 2011	24,384	$5.98	1 year	100%	$109

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Multi-Year Long-Term Equity Incentive

On March 30, 2011, the Company issued 12,600 restricted common shares, 1,800 to each non-management trustee, which will vest 33% on December 31, 2011, 33% on December 31, 2012, and 33% on December 31, 2013. Compensation expense for the Multi-year LTI incurred for the three months ended March 31, 2011 was $6.  Unearned compensation related to the multi-year LTI was $69 for three months ended March 31, 2011.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $37 and $45 for the three months ended March 31, 2011 and March 31, 2010, respectively. Unearned compensation related to the restricted share awards as of March 31, 2011 and December 31, 2010 was $96 and $20. The following table is a summary of all unvested share awards issued to non-employees under the 2011 Incentive Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
January 6, 2011	17,410	$6.66	1.5 years	50%/year	-	-	77	-
March 25, 2010	6,000	$5.02	2 years	50%/year	-	-	19	20
June 1, 2010	3,331	$4.63	2 years	50%/year	3,331	3,331	-	-
September 25, 2009	10,000	$3.06	1 year	100%/year	10,000	10,000	-	-
Total	36,741				13,331	13,331	$96	$20

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
BASIC AND DILUTED*
Loss from Continuing Operations	$(14,418)	$(16,300)
Loss from Continuing Operations allocated to Noncontrolling Interests	1,027	1,712
Distributions to 8.0% Series A Preferred Shareholders	(1,200)	(1,200)
Dividends Paid on Unvested Restricted Shares	(64)	(55)
Loss from Continuing Operations applicable to Common Shareholders	(14,655)	(15,843)

Discontinued Operations
Loss from Discontinued Operations	-	(37)
Loss from Discontinued Operations allocated to Noncontrolling Interests	-	3
Loss from Discontinued Operations applicable to Common Shareholders	-	(34)

Net Loss applicable to Common Shareholders	$(14,655)	$(15,877)

*
Income (Loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended March 31, 2011 and 2010 were 7,395,023 and 9,515,228, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (continued)

Three Months Ended
	March 31, 2011		March 31, 2010
Denominator:
Weighted average number of common shares - basic	168,334,982		99,311,523
Effect of dilutive securities:
Restricted Stock Awards	-	**	-	**
Contingently Issued Shares	-	**	-
Option to acquire common shares	-	**	-	**
Partnership Units	-	*	-	*
Weighted average number of common shares - diluted	168,334,982		99,311,523

	Three Months Ended
	March 31, 2011	March 31, 2010
Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.09)	$(0.16)
Loss from Discontinued Operations applicable to Common Shareholders	0.00	(0.00)
Net Loss applicable to Common Shareholders	$(0.09)	$(0.16)

DILUTED*
Loss from Continuing Operations applicable to Common Shareholders	$(0.09)	$(0.16)
Loss from Discontinued Operations applicable to Common Shareholders	0.00	(0.00)
Net Loss applicable to Common Shareholders	$(0.09)	$(0.16)

*
Income (Loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended March 31, 2011 and 2010 were 7,395,023 and 9,515,228, respectively.

**
Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2011 and 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the three months ended March 31, 2011, there were 310,728 anti-dilutive unvested stock awards outstanding, 1,690,980 anti-dilutive contingently issuable share awards outstanding, and 3,040,591 anti-dilutive options to acquire our common shares outstanding.  For the three months ended March 31, 2010, there were 122,492 anti-dilutive unvested stock awards outstanding and 1,539,416 anti-dilutive options to acquire our common shares outstanding.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the three months ended March 31, 2011 and 2010 totaled $9,962 and $11,176, respectively.

The following non-cash activities occurred during the three months ended March 31, 2011 and 2010:

	Three Months Ended,
	March 31, 2011	March 31, 2010
Common Shares issued as part of the Dividend Reinvestment Plan	$3	$3
Acquisitions of hotel properties
Issuance of Common Units	-	5,299
Debt assumed, net of discount	-	11,937
Settlement of notes receivable and accrued interest receivable	-	1,408
Interests in unconsolidated joint ventures used as consideration	-	4,133
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	674	606
Conversion of Common Units to Common Shares	168	602
Reallocation of noncontrolling interest	1,597	1,745

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

In September 2009, our Board of Trustees authorized management of the company to sell the Holiday Inn Express, New Columbia, PA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2010.  The hotel was acquired by the Company in December 1997 and was sold to an unrelated buyer in July 2010 for consideration of $3,000 with a gain on sale of $347.

The following table sets forth the components of discontinued operations for the three months ended March 31, 2010:

Three Months Ended March 31, 2010
Revenue:
Hotel Operating Revenues	$234
Total Revenues	234
Expenses:
Hotel Operating Expenses	216
Real Estate and Personal Property Taxes and Property Insurance	13
Depreciation and Amortization	45
General and Administrative	1
Other Expense	(4)
Total Expenses	271

(Loss) from Discontinued Operations	$(37)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SUBSEQUENT EVENTS

On March 18, 2011, the Company entered into a purchase and sale agreement to acquire the Courtyard Los Angeles Westside from an unaffiliated seller for a total purchase price of $47,000, excluding closing costs. The purchase price will be funded with cash and borrowings from the line of credit.  The acquisition is subject to customary closing conditions.

On April 11, 2011, the Company entered into an agreement with an unaffiliated seller to acquire the real property and improvements located at 32 Pearl Street, New York, NY for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company is acquiring the real property and the improvements for cash and converting its $8,000 development loan on the re-development project made to an affiliate of the seller to equity. The acquisition is subject to customary closing conditions and is expected to be completed in the second quarter of 2011.

On April 15, 2011, the Company closed on the acquisition of the Capitol Hill Suites in Washington, D.C. for a total purchase price of $47,500. The purchase price was funded with cash and through the assumption of a mortgage loan having an outstanding principal balance of $32,500 as of April 15, 2011.  The assumed mortgage loan bears interest at a fixed rate of 5.81% per annum, requires monthly interest only payments, and matures on February 8, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

·	the depth and duration of the current economic downturn;
·	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
·	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
·	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
·	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
·	the degree and nature of our competition;
·	increased interest rates and operating costs;
·	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
·	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;
·	availability of and our ability to retain qualified personnel;
·	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
·	environmental uncertainties and risks related to natural disasters;
·	changes in real estate and zoning laws and increases in real property tax rates; and
·	the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

General

As of March 31, 2011, we owned interests in 78 hotels, located primarily in the eastern United States, including interests in 15 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of March 31, 2011, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

We believe the improvements we made in our equity and debt capitalization and repositioning of our portfolio in 2010 better enables us to capitalize on further improvements in lodging fundamentals.  During the first quarter of 2011, we have seen continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston and Washington.  We will continue to seek acquisition opportunities in urban centers, central business districts, primary suburban markets and stable secondary markets.  In addition, we are looking, and will continue to look, for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.  Presently, we do not expect to actively pursue acquisitions made through joint ventures; however, we may seek to buyout, or sell our joint venture interest to, select existing joint venture partners.  We do not expect to actively pursue additional development loans or land leases.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future.

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2011, the manner in which the economy will recover is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped.  In addition, the market for hotel level financing for new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Further, we cannot assure that we will not experience defaults under our development loans.  The lack of financing for our borrowers and potential buyers may result in borrower defaults or prevent borrowers or us from disposing of properties held for sale. Factors that might contribute to less than anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

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

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three months ended March 31, 2011 and 2010:

CONSOLIDATED HOTELS:
	Three Months Ended,
	March 31, 2011	March 31, 2010	% Variance

Rooms Available	707,571	641,772	10.3%
Rooms Occupied	430,017	392,870	9.5%
Occupancy	60.77%	61.22%	-0.4%
Average Daily Rate (ADR)	$126.93	$118.92	6.7%
Revenue Per Available Room (RevPAR)	$77.14	$72.80	6.0%

Room Revenues	$54,579,944	$46,718,890	16.8%
Total Revenues	$57,810,592	$49,353,531	17.1%

The following table outlines operating results for the three months ended March 31, 2011 and 2010, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.  This table excludes the operations of the Courtyard South Boston, MA.  On April 13, 2010, this hotel became one of our consolidated joint venture properties due to our acquisition of the mortgage note secured by Courtyard South Boston, MA.  The acquisition of this mortgage note caused us to be the primary beneficiary of the joint venture that owns the Courtyard South Boston, MA.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended,
	March 31, 2011	March 31, 2010	% Variance

Rooms Available	196,560	196,560	0.0%
Rooms Occupied	122,958	114,823	7.1%
Occupancy	62.55%	58.42%	4.1%
Average Daily Rate (ADR)	$129.88	$126.63	2.6%
Revenue Per Available Room (RevPAR)	$81.25	$73.97	9.8%

Room Revenues	$15,970,246	$14,540,323	9.8%
Total Revenues	$20,641,853	$19,192,694	7.6%

RevPAR for the three months ended March 31, 2011 increased 6.0% for our consolidated hotels and increased 9.8% for the three months ended March 31, 2011, for our unconsolidated hotels when compared to the same period in 2010.  This increase in RevPAR was primarily due to continued stabilization in demand as a result of improving economic conditions.  This stabilization in demand resulted in an increase in RevPARdriven by increases in ADR for the portfolio for the three months ended March 31, 2011.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 TO March 31, 2010
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the three months ended March 31, 2011 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $8,457, or 17.1%, from $49,354 for the three months ended March 31, 2010 to $57,811 for the same period in 2011.

The increase in hotel operating revenues was primarily attributed to the acquisitions consummated subsequent to the first quarter of 2010.  We acquired interests in the following three consolidated hotels which contributed the following operating revenues for the three months ended March 31, 2011:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Holiday Inn	Wall Street, NY	May 7, 2010	113	1,003
Hampton Inn	Washington, DC	September 1, 2010	228	3,025
Holiday Inn Express	Water Street, NY	March 25, 2011	112	82
			453	$4,110

Revenue from these hotels acquired since first quarter 2010 is included in hotel operating revenue for the three months ended March 31, 2011 but did not contribute to revenue during the same period in 2010.  We also acquired interests in the following three consolidated hotels during the first quarter of 2010 which contributed the following operating revenues for the three months ended March 31, 2011 and March 31, 2010:
				Hotel Operating Revenues Three Months Ended
Brand	Location	Acquisition Date	Rooms	March 31, 2011	March 31, 2010

Hampton Inn	Times Square, NY	February 9, 2010	184	2,073	1,136
Candlewood Suites	Times Square, NY	February 9, 2010	188	1,656	852
Holiday Inn Express	Times Square, NY	February 9, 2010	210	2,064	1,115
			582	$5,793	$3,143

These hotels were owned, and contributed revenue, for the entire three months ended March 31, 2011 but were owned, and contributed revenue, for only a portion of the three months ended March 31, 2010.

In addition, there has been improvement in the ADR within our total consolidated portfolio.  ADR at our consolidated hotels increased 6.7% from $118.92 per room for the three months ended March 31, 2010 to $126.93 per room during the same period in 2011.  Our occupancy rate decreased 45 basis points from 61.22% during the three months ended March 31, 2010 to 60.77% for the same period in 2011.

Interest income from development loans decreased $283 or 20.6% to approximately $1,091 for the three months ended March 31, 2011 from $1,374 for the three months ended March 31, 2010, due to the decrease in the average balances outstanding.  The average balance outstanding during the three months ended March 31, 2011 was lower than the average balance outstanding during the same period in 2010 due primarily to the settlement of certain development loans in connection with hotel acquisitions.

Of the $42,327 in development loans receivable outstanding as of March 31, 2011, $8,000, or 18.9%, is invested in hotels that are operating and generating revenue, and $34,327, or 81.1%, is invested in hotel construction projects with significant progress made toward completion.  As a result of impairment charges prior to 2010, we currently do not reflect on our balance sheet any value for the development loans to hotel development projects that are in the early phase of development that includes land acquisition and site preparation.

As hotel developers are engaged in constructing new hotels or renovating existing hotels, the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Two of our development loans, including one such loan to an entity affiliated with certain of our trustees and executive officers, allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $674 in accrued interest on these loans was added to principal for the three months ended March 31, 2011.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $10, from $88 for the three months ended March 31, 2010 to $78 during the three months ended March 31, 2011.

Expenses

Total hotel operating expenses increased $5,708, or 17.8%, to approximately $37,837 for the three months ended March 31, 2011 from $32,129 for the three months ended March 31, 2010.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since March 31, 2010, as mentioned above.  The acquisitions also resulted in a $2,006, or 16.7%, increase in depreciation and amortization expense from $12,010 for the three months ended March 31, 2010 to $14,016 for the three months ended March 31, 2011. Real estate and personal property tax and property insurance increased $1,040, or 25.4%, in the three months ended March 31, 2011 when compared to the same period in 2010 primarily due to the acquisitions and from increases in assessments and insurance premiums at certain of the hotel properties.  Additionally, one of our hotel properties was negatively impacted by higher non-recurring expenses related to a sales tax audit during the three months ended March 31, 2011 and the three months ended March 31, 2010 benefitted from a property tax credit.

General and administrative expense decreased $875, or 30.9%, from $2,836, for the three months ended March 31, 2010 to $1,961 for the three months ended March 31, 2011.  During the fourth quarter of 2010, we accrued a liability in the amount of $1,720, representing the 2010 cash bonuses payable to our executive officers, while the 2009 year-end bonuses were not determined and recorded until the first quarter of 2010.  As a result, incentive compensation of $1,256 earned for the year ended December 31, 2009 was recorded in the first quarter of 2010.  Offsetting this decrease were increases to compensation expense due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $828 when comparing the three months ended March 31, 2011 to the same period in 2010.  Included in stock based compensation for the three months ended March 31, 2011, but not for the comparable period in 2010, is $798 of stock based compensation expense for the multi-year long term equity incentive awards approved by the Compensation Committee in May 2010.  The remaining increase in stock based compensation is a result of an increase in the number of restricted shares outstanding during the three months ended March 31, 2011.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the three months March 31, 2011 and 2010 (unaudited) for more information about our stock based compensation.

Beginning January 1, 2010, US GAAP requires that costs related to business combinations, which includes the acquisition of hotel properties, be expensed currently rather than included in the value of the business acquired.  As a result, amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $2,521 from $3,336 for the three months ended March 31, 2010 to $815 for the three months ended March 31, 2011 due to the number of acquisitions consummated during the three months ended March 31, 2010, as compared to the three months ended March 31, 2011.  For the three months ended March 31, 2011, we incurred $715 in acquisition costs related to our acquisition of the Holiday Inn Express, Water Street.  For the three months ended March 31, 2010, acquisition costs were incurred related to our acquisitions of three hotels in the vicinity of Times Square in New York, NY and the Hilton Garden Inn, Glastonbury.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

Our interest in the loss from unconsolidated joint ventures was $981 for the three months ended March 31, 2011 compared to $1,040 for the same period in 2010.  Offsetting the loss from unconsolidated joint ventures for the three months ended March 31, 2010 was a $1,818 gain on the remeasurement of our interest in an unconsolidated joint venture that owned the Hilton Garden Inn in Glastonbury, CT.  On January 1, 2010 we acquired our joint venture partners remaining interest in the venture and the property became a wholly owned property.

Net Loss

Net loss applicable to common shareholders for the three months ended March 31, 2011 was $14,591 compared to a net loss applicable to common shareholders of $15,822 for the same period in 2010.

Operating loss for the three months ended March 31, 2011 was $2,632 compared to an operating loss of $4,551 during the same period in 2010.  The decrease in operating loss resulted primarily from improved performance of our portfolio and acquisitions that have occurred since March 31, 2010.

Interest expense decreased $1,118 from $11,741 for the three months ended March 31, 2010 to $10,623 for the three months ended March 31, 2011. The decrease in interest expense is due primarily to a lower average balance outstanding on our line of credit during the three months ended March 31, 2011 as compared to the same period in 2010.  In 2010 we completed three equity offerings and used a portion of the proceeds to reduce borrowings on our line of credit and certain other mortgage debt obligations.

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

We maintain a revolving credit facility with a syndicate of lenders that have committed up to $250,000.  The line of credit expires November 5, 2013 and includes an option to extend the maturity until November 5, 2014.  This option may be exercised at the sole discretion of the lenders.  As of March 31, 2011 we had $63,000 in borrowings under the line of credit and $7,397 in letters of credit outstanding under this facility resulting in a remaining borrowing capacity under the Line of Credit of $179,603.  We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2011, we have $17,861 coming due on or before December 31, 2011.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our credit facility and issuing public debt or equity.

Development Loans Receivable

The current borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of March 31, 2011, we have $42,327 in development loan principal receivable and $3,367 in accrued interest receivable on these loans.

Each of these loans matures at some time within the next twelve to eighteen months.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  Each of these development loans also provides us with a right of first offer on hotels constructed through the development loan program.  We expect most development loan borrowers to take advantage of these extension options.  In addition, we may convert the principal and interest due to us on those development loans that are not extended into equity interests in the hotels developed allowing us to reduce the amount of cash required to fund the acquisition.

In addition, the contractual terms of two development loans allow borrowers the option to add accrued interest to the loan principal in lieu of making current interest payments.  As a result of these amendments, $674 of accrued interest was added to loan principal for the three months ended March 31, 2011.  We do not expect the payments of principal or accrued interest on the development loans to be a significant source of liquidity over the next twelve to eighteen months.

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

We issued common shares in public offerings and issued Common Units in connection with our acquisition of hotel properties.  Assuming we continue to make distributions to our common shareholders and common unitholders at our current rate and assuming no additional common shares or common units are issued, these distributions would approximate $35,424 over the next twelve months.  We cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all.  While, due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter, we believe, based on our current estimates, which include the addition of cash provided by hotels acquired during the first three quarters of 2010, that our cash provided by operating activities will be sufficient over the next twelve months to fund the payment of our dividend at its current level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to further reduce or suspend these distributions.  Cash provided by operating activities for the three months ended March 31, 2011 was $4,202 and cash used for the payment of distributions and dividends for the three months ended March 31, 2011 was $10,030.  Dividend payments in the first quarter are primarily funded by cash provided from operations during the second, third, and fourth quarter of the prior year.

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

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements.  During 2010, our hotel managers had implemented a policy of limiting capital expenditures to only those projects that impact safety to our guests or preserve the value of our hotel assets.  As economic conditions have improved, we have significantly increased the funding of additional capital expenditures, including the lobby renovation of several of our hotels and the completion of one hotel that was acquired prior to completion.

We have increased our spending on capital improvements during the three months ended March 31, 2011 when compared to the same period in 2010.  We may spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Net cash provided by operating activities increased $7,651, from cash used in operating activities of $3,449 for the three months ended March 31, 2010 to $4,202 provided by operating activities for the same period in 2011.  Net income, adjusted for non-cash items such as depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $6,082 during the three months ended March 31, 2011 when compared to the same period in 2010.  This was due, in part, to a $2,521 decrease in acquisition and terminated transaction costs incurred during the three months ended March 31, 2011 when compared to the same period in 2010.   Also, contributing to the increase in operating cash flow was an increase in net cash provided by changes in working capital assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2011 decreased $107,993, from $163,662 in the three months ended March 31, 2010 compared to $55,669 for the three months ended March 31, 2011.  During the three months ended March 31, 2011, we used $38,516 to acquire one property.  This compares to $160,768 to acquire three properties during the same period in 2010.  Offsetting these decreases in cash used in investing activities was an increase of $9,134 in capital expenditures for the three months ended March 31, 2011 when compared to the same period in 2010.  We have also funded $3,500 in deposits for the acquisition of additional hotel properties and invested $1,000 in a note receivable from an unconsolidated joint venture which will be used by the venture to fund a renovation.

Net cash provided by financing activities for the three months ended March 31, 2011 was $5,207 compared to $177,711 during the same period in 2010.  During the three months ended March 31, 2010, we completed two equity offerings with net proceeds of $261,027. These offerings and a subsequent offering in 2010 increased our share count causing a net increase in total dividends and distributions paid of $5,514 when comparing the three months ended March 31, 2011 to the same period in 2010.  Offsetting the proceeds from these offerings in 2010 were net repayments of $79,200 on our credit facility during the three months ended March 31, 2010 compared to net borrowings of $17,000 during the same period in 2011.  Net repayments of our mortgages and notes payable were $1,590 during the three months ended March 31, 2011 compared to net proceeds of $408 during the same period in 2010.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Net loss applicable to common shares	$(14,591)	$(15,822)
Loss allocated to noncontrolling interest	(1,027)	(1,715)
Loss (income) from unconsolidated joint ventures	981	(778)
Depreciation and amortization	14,016	12,010
Depreciation and amortization from discontinued operations		45
FFO related to the noncontrolling interest in consolidated joint ventures (1)	340	124
Funds from consolidated hotel operations applicable to common shares and Partnership units	(281)	(6,136)

(Loss) income from unconsolidated joint ventures	(981)	778
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	-	(1,818)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	525	508
Interest in depreciation and amortization of unconsolidated joint venture (3)	202	229
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	(254)	(303)

Funds from Operations applicable to common shares and Partnership units	$(535)	$(6,439)

Weighted Average Common Shares and Units Outstanding
Basic	168,334,982	99,311,523
Diluted	180,772,304	110,488,659

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO for the three months ended March 31, 2011 increased $5,904 when compared to the three months ended March 31, 2010.  FFO for the three months ended March 31, 2010 was negatively impacted by acquisition and terminated transaction costs of $3,336, compared to only $815 during the same period in 2011.   These costs were primarily the result of the acquisition of three hotel properties consummated during the three months ended March 31, 2010 compared to one acquisition during the same period in 2011.  The increase in FFO was also due to the accretive acquisition of hotel properties and improving economic conditions that have caused increases in the RevPAR of certain hotel properties.  FFO for the three months ended March 31, 2011 was negatively impacted by an increase in real estate and personal property taxes and property insurance expense of $1,040, or 25.4%, from $4,094 for the three months ended March 31, 2010 to $5,134 for the same period in 2010 due to the acquisition of hotel properties and increased assessments on our hotel properties.

Critical Accounting Policies

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2011 and 2010 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2011, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investments in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  If the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of March 31, 2011, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2011, we are exposed to interest rate risk with respect to variable rate borrowings under our revolving line of credit and certain variable rate mortgages and notes payable. As of March 31, 2011, we had total variable rate debt outstanding of $172,409.  At March 31, 2011, our variable rate debt outstanding had a weighted average interest rate of 3.76%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2011 would be an increase or decrease in our interest expense for the three months ended March 31, 2011 of $348.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate caps related to debt on the Hotel 373, New York, NY and our two subordinated notes payable, we have no interest rate swaps related to debt. The swap on the nu Hotel, Brooklyn, NY matured in January 2011.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2011 approximately 75.7% of our outstanding mortgages and notes payable and borrowings under our revolving line of credit are subject to fixed rates, while approximately 24.3% of our outstanding mortgages payable are subject to floating rates.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2011 to be approximately $477,983 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2011 to be approximately $529,231.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2011, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

		2011	2012	2013	2014	2015	Thereafter	Total
Mortgages & Notes Payable
Fixed Rate Debt		$6,004	$15,698	$32,450	$42,556	$88,664	$353,037	$538,409
Weighted Average Interest Rate		6.14%	6.14%	6.13%	6.10%	6.01%	6.01%	6.09%

Floating Rate Debt		17,861	40,000	-	-	-	51,548	109,409
Weighted Average Interest Rate		2.78%	3.22%	3.22%	3.22%	3.22%	3.22%	3.15%
		$23,865	$55,698	$32,450	$42,556	$88,664	$404,585	$647,818

Credit Facility
		$-	$-	$63,000	$-	$-	$-	$63,000
Weighted Average Interest Rate				4.25%				4.25%
	TOTAL	$23,865	$55,698	$95,450	$42,556	$88,664	$404,585	$710,818

The table incorporates only those exposures that existed as of March 31, 2011, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates principal repayments and certain adjustments to reflect:

·	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
·	the lender’s extension of the maturity of the revolving line of credit extension option.

	2011	2012	2013	2014	2015	Thereafter	Total

Principal repayments due as of March 31, 2011, as noted above	$23,865	$55,698	$95,450	$42,556	$88,664	$404,585	$710,818

Adjustments (1)

Hampton Inn - West Haven, CT (2)	-	(7,515)	-	-	7,515	-	-
Residence Inn - Carlisle (3)	-	-	(6,697)	-	-	6,697	-
Nu Hotel - Brooklyn, NY (4)	-	(18,000)	18,000	-	-	-	-
Line of Credit Facility (5)	-	-	(63,000)	63,000	-	-	-

Pro Forma Principal Repayments	$23,865	$30,183	$43,753	$105,556	$96,179	$411,282	$710,818

(1)
Adjustments reflect principal balances as of March 31, 2011.  Adjustments do not include amortization of principal scheduled to occur subsequent to March 31, 2011 through maturity date or extended maturity date if options are exercised.

(2)
Represents the mortgage debt on the Hampton Inn – West Haven, CT, which contains a three-year extension option, which is subject to the lender’s approval in its discretion, effectively extending the maturity from November of 2012 to November of 2015.

(3)
Represents the mortgage debt on the Residence Inn – Carlisle, PA, which contains a three-year extension option, which is subject to the lender’s approval in its discretion, effectively extending the maturity from January of 2013 to January of 2016.

(4)
Represents mortgage debt on the nu Hotel Brooklyn – New York, NY, which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from January of 2012 to January of 2013.

(5)
Represents the revolving line of credit agreement entered into on November 5, 2010, which contains a one-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from November of 2013 to November of 2014.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011.

There were no changes to the Company’s internal controls over financial reporting during the nine months ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHA HOSPITALITY TRUST

May 5, 2011	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer