Form 10-Q
period 2011-06-30
HERSHA HOSPITALITY TRUST
filed 2011-08-08
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of August 4, 2011, the number of Class A common shares of beneficial interest outstanding was 169,884,428 and there were no Class B common shares outstanding.

Hersha Hospitality Trust

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 [UNAUDITED] AND DECEMBER 31, 2010
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	June 30, 2011	December 31, 2010
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,346,914	$1,245,851
Investment in Unconsolidated Joint Ventures	39,171	35,561
Development Loans Receivable	42,968	41,653
Cash and Cash Equivalents	67,280	65,596
Escrow Deposits	26,183	17,384
Hotel Accounts Receivable, net of allowance for doubtful accounts of $33 and $31	14,361	9,611
Deferred Financing Costs, net of Accumulated Amortization of $7,441 and $5,852	9,289	10,204
Due from Related Parties	7,625	5,069
Intangible Assets, net of Accumulated Amortization of $1,210 and $1,084	7,940	7,934
Other Assets	34,947	18,414
Hotel Assets Held for Sale	2,886	-

Total Assets	$1,599,564	$1,457,277

Liabilities and Equity:
Line of Credit	$28,000	$46,000
Mortgages and Notes Payable, net of unamortized discount of $879 and $983	719,637	648,720
Accounts Payable, Accrued Expenses and Other Liabilities	27,458	28,601
Dividends and Distributions Payable	12,702	9,805
Due to Related Parties	1,260	939

Total Liabilities	789,057	734,065

Redeemable Noncontrolling Interests - Common Units (Note 1)	$17,068	$19,894

Equity:
Shareholders' Equity:
Preferred Shares: 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at June 30, 2011 and December 31, 2010	24	24
Preferred Shares: 8% Series B, $.01 Par Value, 4,600,000 shares authorized, 4,600,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $115,000) at June 30, 2011 and none issued and outstanding at December 31, 2010	46	-
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at June 30, 2011 and December 31, 2010, 169,546,878 and 169,205,638 Shares Issued and Outstanding at June 30, 2011 and December 31, 2010, respectively	1,699	1,692
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(630)	(338)
Additional Paid-in Capital	1,036,850	918,215
Distributions in Excess of Net Income	(262,790)	(236,159)
Total Shareholders' Equity	775,199	683,434

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	18,018	19,410
Noncontrolling Interests - Consolidated Joint Ventures	222	474
Total Noncontrolling Interests	18,240	19,884

Total Equity	793,439	703,318

Total Liabilities and Equity	$1,599,564	$1,457,277

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Hotel Operating Revenues	$89,346	$74,453	$146,885	$123,550
Interest Income from Development Loans	1,063	1,176	2,154	2,550
Other Revenues	97	111	175	199
Total Revenues	90,506	75,740	149,214	126,299

Operating Expenses:
Hotel Operating Expenses	46,541	39,518	84,109	71,396
Hotel Ground Rent	364	354	728	646
Real Estate and Personal Property Taxes and Property Insurance	5,425	4,685	10,540	8,761
General and Administrative	2,179	1,918	4,140	4,753
Stock Based Compensation	1,785	1,499	3,270	2,156
Acquisition and Terminated Transaction Costs	1,276	221	2,091	3,557
Loss from Impairment of Assets	-	17	-	30
Depreciation and Amortization	14,400	12,681	28,374	24,643
Total Operating Expenses	71,970	60,893	133,252	115,942

Operating Income	18,536	14,847	15,962	10,357

Interest Income	117	16	219	57
Interest Expense	11,588	11,341	22,211	23,034
Other Expense	283	86	567	178
Loss on Debt Extinguishment	34	1	34	732
Income (Loss) before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	6,748	3,435	(6,631)	(13,530)

Loss from Unconsolidated Joint Ventures	(198)	(131)	(1,179)	(1,171)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	2,757	2,190	2,757	4,008
Income from Unconsolidated Joint Venture Investments	2,559	2,059	1,578	2,837

Income (Loss) from Continuing Operations	9,307	5,494	(5,053)	(10,693)

Discontinued Operations (Note 12):
Income (Loss) from Discontinued Operations	41	213	(17)	63

Net Income (Loss)	9,348	5,707	(5,070)	(10,630)

Income (Loss) Allocated to Noncontrolling Interests	459	1,151	(618)	(564)
Preferred Distributions	2,299	1,200	3,499	2,400

Net Income (Loss) applicable to Common Shareholders	$6,590	$3,356	$(7,951)	$(12,466)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.04		$0.02		$(0.05)		$(0.11)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.00		0.00		$(0.00)		0.00

Net Income (Loss) applicable to Common Shareholders	$0.04		$0.02		$(0.05)		$(0.11)

DILUTED
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.04	*	$0.02	*	$(0.05	) *	$(0.11	) *
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.00	*	0.00	*	$(0.00	) *	0.00	*

Net Income (Loss) applicable to Common Shareholders	$0.04	*	$0.02	*	$(0.05	) *	$(0.11	) *

Weighted Average Common Shares Outstanding:
Basic	168,672,936		137,200,796		168,504,893		118,360,826
Diluted	173,687,233	*	140,284,117	*	168,504,893	*	118,360,826	*

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2011 and 2010 were 7,294,791 and 9,239,135, respectively. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2011 and 2010 were 7,344,630 and 9,376,419, respectively.

Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the six months ended June 30, 2011 and 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the six months ended June 30, 2011, there were 509,384 anti-dilutive unvested stock awards outstanding, 1,719,502 anti-dilutive contingently issuable share awards outstanding, and 2,882,867 anti-dilutive options to acquire our common shares outstanding.  For the six months ended June 30, 2010, there were 182,499 anti-dilutive unvested stock awards outstanding, 143,122 anti-dilutive contingently issuable share awards outstanding, and 1,916,814 anti-dilutive options to acquire our common shares outstanding.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

	Shareholders' Equity								Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Series B Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2010	$24	$-	$1,692	$-	$918,215	$(338)	$(236,159)	$683,434	$19,410	$474	$19,884	$703,318	$19,894

Unit Conversion	-	-	1	-	477	-	-	478	(707)	-	(707)	(229)	229
Reallocation of Noncontrolling Interest	-	-	-	-	2,593	-	-	2,593	(13)	-	(13)	2,580	(2,578)

Preferred Stock Offering, net of costs	-	46	-	-	111,114	-	-	111,160	-	-	-	111,160	-
	-	-	-	-		-	-		-	-	-		-
Dividends and Distributions declared:
Common Stock ($0.11 per share)	-	-	-	-	-	-	(18,680)	(18,680)	-	-	-	(18,680)	-
Preferred Stock ($1.00 per Series A share)	-	-	-	-	-	-	(2,400)	(2,400)	-	-	-	(2,400)	-
Preferred Stock ($0.24 per Series B share)	-	-	-	-	-	-	(1,099)	(1,099)	-	-	-	(1,099)
Common Units ($0.11 per share)	-	-	-	-	-	-	-	-	(468)	-	(468)	(468)	(335)
Contribution by Noncontrolling Interests in consolidated joint venture	-	-	-	-	-	-	-	-	-	342	342	342	-
Deconsolidation of consolidated joint venture	-	-	-	-	-	-	-	-		(322)	(322)	(322)	-
Dividend Reinvestment Plan	-	-	-	-	7	-	-	7	-	-	-	7	-
Stock Based Compensation
Grants	-	-	6	-	1,471	-	-	1,477	-	-	-	1,477	-
Amortization	-	-	-	-	2,973	-	-	2,973	-	-	-	2,973	-
Comprehensive Income (Loss):
Other Comprehenive Loss	-	-	-	-	-	(292)	-	(292)	-	-	-	(292)	-
Net Loss	-	-	-	-	-	-	(4,452)	(4,452)	(204)	(272)	(476)	(4,928)	(142)
Total Comprehensive Loss								(4,744)	(204)	(272)	(476)	(5,220)	(142)

Balance at June 30, 2011	$24	$46	$1,699	$-	$1,036,850	$(630)	$(262,790)	$775,199	$18,018	$222	$18,240	$793,439	$17,068

Balance at December 31, 2009	$24	$-	$577	$-	$487,481	$(160)	$(185,725)	$302,197	$27,126	$267	$27,393	$329,590	$14,733

Unit Conversion	-	-	18	-	8,406	-	-	8,424	(8,424)	-	(8,424)	-	-
Units Issued for Acquisitions	-	-	-	-	-	-	-	-	6,256	-	6,256	6,256	-
Common Share Issuance, net of costs	-	-	794	-	259,970	-	-	260,764	-	-	-	260,764	-
Dividends and Distribution declared:
Preferred Shares ($1.00 per share)	-	-	-	-	-	-	(2,400)	(2,400)	-	-	-	(2,400)	-
Common Shares ($0.10 per share)	-	-	-	-	-	-	(13,824)	(13,824)	-	-	-	(13,824)	-
Common Units ($0.10 per share)	-	-	-	-	-	-	-	-	(620)	-	(620)	(620)	(307)
Dividend Reinvestment Plan	-	-	-	-	6	-	-	6	-	-	-	6	-
Stock Based Compensation
Grants	-	-	3	-	122	-	-	125	-	-	-	-	-
Amortization	-	-	-	-	1,970	-	-	1,970	-	-	-	1,970	-
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	-	(200)	-	(200)	-	-	-	(200)	-
Net Loss	-	-	-	-	-	-	(10,066)	(10,066)	(537)	233	(304)	(10,370)	(260)
Total Comprehensive Loss								(10,266)	(537)	233	(304)	(10,570)	(260)

Balance at June 30, 2010	$24	$-	$1,392	$-	$757,955	$(360)	$(212,015)	$546,996	$23,801	$500	$24,301	$571,172	$14,166

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS]

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Operating activities:
Net loss	$(5,070)	$(10,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,315	24,698
Amortization	1,927	1,363
Debt extinguishment	-	580
Development loan interest added to principal	(1,315)	(1,235)
Equity in income of unconsolidated joint ventures	(1,578)	(2,837)
Loss recognized on change in fair value of derivative instrument	14	5
Stock based compensation expense	3,270	2,156
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(4,596)	(4,602)
Escrows	(2,374)	756
Other assets	902	1,391
Due from related parties	(1,236)	(952)
Increase (decrease) in:
Due to related parties	321	(528)
Accounts Payable, Accrued Expenses and Other Liabilities	(823)	5,394
Net cash provided by operating activities	17,757	15,559

Investing activities:
Purchase of hotel property assets	(100,770)	(187,355)
Deposits on hotel acquisitions	(21,250)	(1,500)
Capital expenditures	(12,862)	(3,850)
Cash paid for hotel development project	(1,547)	(3,441)
Advances to capital expenditure escrows	(2,858)	(2,053)
Repayments from and advances to unconsolidated joint ventures	13,406	(13,750)
Investment in notes receivable from unconsolidated joint venture	(1,320)	-
Cash paid for franchise fee intangible	(40)	-
Net cash used in investing activities	(127,241)	(211,949)

Financing activities:
Repayments of borrowings under line of credit, net	(18,000)	(34,500)
Principal repayment of mortgages and notes payable	(3,419)	(41,283)
Proceeds from mortgages and notes payable	41,778	31,510
Cash paid for deferred financing costs	(273)	(85)
Proceeds from issuance of preferred stock, net	111,160	-
Proceeds from issuance of common stock, net	-	260,764
Acquisition of interest rate cap	-	(394)
Dividends paid on common shares	(16,941)	(9,741)
Dividends paid on preferred shares	(2,400)	(2,400)
Distributions paid on common partnership units	(737)	(936)
Net cash provided by financing activities	111,168	202,935

Net increase in cash and cash equivalents	1,684	6,545
Cash and cash equivalents - beginning of period	65,596	11,404

Cash and cash equivalents - end of period	$67,280	$17,949

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are a self-advised Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as general partner. As of June 30, 2011, we owned an approximate 95.8% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $18,018 as of June 30, 2011 and $19,410 as of December 31, 2010.  As of June 30, 2011, there were 4,209,660 Nonredeemable Common Units outstanding with a fair market value of $23,448, based on the price per share of our common shares on the New York Stock Exchange on such date.  These units are only redeemable by the unit holders for cash or, at our option, common shares on a one-for-one basis.

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

As of June 30, 2011, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $17,068.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of June 30, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $13,273.  As of December 31, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value of $19,894 was greater than historical cost of $13,521.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
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

Shareholders’ Equity

On May 18, 2011, we completed a public offering of 4,600,000 8% Series B Cumulative Convertible Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, including 600,000 Preferred Shares subject to an overallotment option exercised by the underwriters.  Net proceeds of the offering, less expenses and underwriters commissions, were approximately $111,160.  Proceeds from the offering were used to reduce some of the indebtedness outstanding under our revolving line of credit facility and the purchase of Courtyard by Marriot, Westside, Los Angeles, CA.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Land	$262,784	$233,869
Buildings and Improvements	1,132,366	1,057,344
Furniture, Fixtures and Equipment	166,284	150,723
Construction in Progress	16,848	15,301
	1,578,282	1,457,237

Less Accumulated Depreciation	(231,368)	(211,386)

Total Investment in Hotel Properties	$1,346,914	$1,245,851

Acquisitions

During the six months ended June 30, 2011, we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Holiday Inn Express, Water Street, New York, NY	3/25/2011	$7,341	$28,591	$2,704	$28	$38,664	$-
Capitol Hill Suites, Washington, DC	4/15/2011	$8,095	$35,141	$4,264	$254	$47,754	$32,500
Courtyard by Marriot, Westside, Los Angeles, CA	5/19/2011	$13,489	$27,025	$6,486	$148	$47,148	$-

Total		$28,925	$90,757	$13,454	$430	$133,566	$32,500

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

Included in the consolidated statements of operations for the three and six months ended June 30, 2011 are total revenues of $4,702 and $4,809, respectively, and total net loss of $442 and $1,126, respectively, which represents the results of operations of the Holiday Inn Express Water Street, New York, NY, Capitol Hill Suites, Washington, DC and the Courtyard by Marriot, Westside, Los Angeles, CA since the date of acquisition of our 100% interest in the hotels, described above.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Hotel	Revenue	Net Income (Loss)	Revenue	Net (Loss) Income
Holiday Inn Express, Water Street, New York, NY	$1,665	$348	$1,772	$(336)
Capitol Hill Suites, Washington, DC	1,770	(971)	1,770	(971)
Courtyard by Marriot, Westside, Los Angeles, CA	1,267	181	1,267	181
Total	$4,702	$(442)	$4,809	$(1,126)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Pro Forma Total Revenues	$92,026	$84,634	$155,025	$144,867
Pro Forma Income (Loss) from Continuing Operations	$9,726	$6,698	$(3,972)	$(7,247)
Income (Loss) from Discontinued Operations	41	213	(17)	63
Pro Forma Net Income (Loss)	9,767	6,911	(3,989)	(7,184)
(Loss) Income allocated to Noncontrolling Interest	(476)	(1,208)	573	311
Preferred Distributions	(2,299)	(1,200)	(3,499)	(2,400)
Pro Forma Net Income (Loss) applicable to Common Shareholders	$6,992	$4,503	$(6,915)	$(9,273)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$0.04	$0.03	$(0.04)	$(0.08)
Diluted	$0.04	$0.03	$(0.04)	$(0.08)

Weighted Average Common Shares Outstanding
Basic	168,672,936	137,200,796	168,504,893	118,360,826
Diluted	173,687,233	140,284,117	168,504,893	118,360,826

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

Renovation

On December 28, 2010, we closed on the acquisition of a parcel of land, which includes a multi-story vacant building from an unrelated third party in New Castle, DE.  The total purchase price for the parcel of land and the improvements was $15,301, which was paid in cash.  We have begun the process of converting this building into a Sheraton branded hotel.  As of June 30, 2011 we have spent $1,547 in conversion cost.

Hotel Closing

Effective March 31, 2011, we ceased operations at the Comfort Inn, located in North Dartmouth, MA and are in the process of conveying the asset to the lender.  The closure of the property coincided with the expiration of its franchise agreement.  The property has a carrying value of $1,980, as of June 30, 2011, which approximates its fair value.  See “Note 6 – Debt” for additional discussion regarding the closure of this property.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of June 30, 2011 and December 31, 2010, our investment in unconsolidated joint ventures consists of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	June 30, 2011	December 31, 2010

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$-	$28
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	1,663	1,852
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,871	-
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	24,973	25,935
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,664	7,746
				$39,171	$35,561

On April 13, 2010, we purchased a mortgage loan secured by the Courtyard by Marriot, South Boston, MA from Hiren Boston, LLC’s lender for a purchase price of $13,750.  As a result of the purchase of this mortgage loan, we determined that we were the primary beneficiary of Hiren Boston, LLC and, as such, we ceased to account for our investment in Hiren Boston, LLC under the equity method of accounting and began accounting for Hiren Boston, LLC as a consolidated subsidiary.  Our interest in Hiren Boston, LLC was remeasured, and as a result, we recorded a gain of approximately $2,190 during the three months ended June 30, 2010.

On June 20, 2011, Hiren Boston, LLC refinanced its debt with a third party institutional lender and, as a result, our mortgage interest in the property was terminated and the outstanding principal balance of $13,750 was repaid to us in full.  We have determined that we are no longer the primary beneficiary of Hiren Boston, LLC and it is no longer a consolidated subsidiary of the Company and we have begun to account for our investment in Hiren Boston, LLC under the equity method of accounting.  Our interest in Hiren Boston, LLC has been remeasured and, as a result, we have recorded a gain of approximately $2,757 for the three and six months ended June 30, 2011.  The fair value of our interest in Hiren Boston, LLC was based on a third party appraisal, which utilized the market approach.

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income recognized during the three and six months ended June 30, 2011 and 2010 for our investments in unconsolidated joint ventures is as follows:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Inn American Hospitality at Ewing, LLC	-	1	(28)	(96)
SB Partners, LLC	30	79	(194)	(65)
Hiren Boston, LLC	-	-	-	-
Mystic Partners, LLC	(449)	(415)	(875)	(830)
Metro 29th Street Associates, LLC	221	204	(82)	(180)
	(198)	(131)	(1,179)	(1,171)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	2,757	2,190	2,757	4,008

Income from Unconsolidated Joint Venture Investments	$2,559	$2,059	$1,578	$2,837

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

The following tables set forth the total assets, liabilities, equity and components of net income (loss), including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:

	June 30, 2011	December 31, 2010
Assets
Investment in hotel properties, net	$162,050	$144,675
Other Assets	29,936	27,970
Total Assets	$191,986	$172,645

Liabilities and Equity
Mortgages and notes payable	$171,433	$156,976
Other liabilities	40,430	37,797
Equity:
Hersha Hospitality Trust	42,136	38,394
Joint Venture Partner(s)	(62,013)	(60,522)
Total Equity	(19,877)	(22,128)

Total Liabilities and Equity	$191,986	$172,645

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Room Revenue	$20,373	$20,226	$36,344	$35,810
Other Revenue	6,201	5,919	10,839	10,637
Operating Expenses	(16,538)	(16,108)	(31,314)	(31,029)
Interest Expense	(2,438)	(2,760)	(4,850)	(6,151)
Lease Expense	(1,319)	(1,324)	(2,625)	(2,698)
Property Taxes and Insurance	(1,458)	(2,209)	(2,899)	(3,755)
General and Administrative	(1,730)	(1,657)	(3,390)	(3,455)
Loss Allocated to Noncontrolling Interests	(64)	97	(42)	326
Depreciation and Amortization	(2,009)	(2,774)	(3,988)	(5,896)

Net Income (loss)	$1,018	$(590)	$(1,925)	$(6,211)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Company's share of equity recorded on the joint ventures' financial statements	$42,136	$38,394
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(2,965)	(2,833)
Investment in Unconsolidated Joint Ventures	$39,171	$35,561

(1)	Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

●	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements;
●	our basis in the investment in joint ventures not recorded on the joint ventures' financial statements; and
●
accumulated amortization of our equity in joint ventures that reflect our portion of the excess of the fair value of joint ventures' assets on the date of our investment over the carrying value of the assets recorded on the joint ventures’ financial statements.  This excess investment is amortized over the life of the properties, and the amortization is included in Income from Unconsolidated Joint Venture Investments on our consolidated statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and trustees own an interest, that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the six months ended June 30, 2011, no such loans were originated by us.  Interest income from development loans was $1,063 and $1,176 for the three months ended June 30, 2011 and 2010, respectively.   Interest income from development loans was $2,154 and $2,550 for the six months ended June 30, 2011 and 2010, respectively.   Accrued interest on our development loans receivable was $3,727 and $3,013 as of June 30, 2011 and December 31, 2010, respectively.  Accrued interest on our development loans receivable as of June 30, 2011 does not include cumulative interest income of $6,968 which has been accrued and paid in-kind by adding it to the principal balance of certain loans as indicated in the table below.

Hotel Property	Borrower	Principal Outstanding June 30, 2011		Principal Outstanding December 31, 2010	Interest Rate	Maturity Date (1)
Operational Hotels
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2012	*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000		2,000	11%	August 6, 2012	*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2011	*

Construction Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	13,665	(2)	12,939	11%	December 31, 2011	*
Hyatt Union Square - New York, NY (3)	Risingsam Union Square, LLC	13,303	(2)	12,714	10%	December 31, 2011
Hampton Inn - New York, NY (4)	SC Waterview, LLC	8,000		8,000	10%	December 31, 2011

Total Development Loans Receivable		$42,968		$41,653

*	Indicates borrower is a related party.
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

(2)	We have amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan:

	Interest Income Three Months Ended June 30,		Interest Income Six Months Ended June 30,		Cumulative Interest Income Paid In Kind
Borrower	2011	2010	2011	2010
Risingsam Union Square, LLC	$271	$298	$589	$585	$3,303
44 Lexington Holding, LLC	370	331	726	650	3,665

Total	$641	$629	$1,315	$1,235	$6,968

(3)
On June 14, 2011 we entered into a purchase and sale agreement to acquire the Hyatt Union Square hotel in New York, NY for total consideration of $104,303.  The consideration to the seller consists of $36,000 to be paid to the seller in cash, the cancellation by the Company of a $10,000 development loan, and $3,303 of accrued interest on the loan and the assumption by the Company of two mortgage loans secured by the hotel in the original aggregate principal amount of $55,000. In accordance with terms of the purchase and sale agreement, we have ceased accruing interest on this $10,000 development loan as of June 14, 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE (continued)

(4)
On July 22, 2011, we completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from SC Waterview, LLC.  Consideration given in exchange for the property include the cancellation of a development loan in the original principal amount of $8,000, made to an affiliate of the seller and the cancellation of $2,093 of accrued interest receivable on the development loan.  See Note 13 – Subsequent Events for additional discussion of this transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS

Other Assets consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Transaction Costs	$619	$340
Investment in Statutory Trusts	1,548	1,548
Deposits on Hotel Acquisitions	22,713	5,500
Prepaid Expenses	5,327	6,986
Interest Receivable from Development Loans to Non-Related Parties	2,107	1,767
Hotel Purchase Option	933	933
Other	1,700	1,340
	$34,947	$18,414

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

Deposits on Hotel Acquisitions - Deposits paid in connection with the acquisition of hotels, including accrued interest, are recorded in other assets. As of June 30, 2011 we had $22,713, in non-interest bearing deposits related to the acquisition of hotel properties of which $15,000 is related to the deposit on Hyatt Union Square, New York, NY.  Please see “Note 4 – Development Loans Receivable,” for more information.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,664 as of June 30, 2011, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – We have an option to acquire a 49% interest in the entity that owns the Holiday Inn Express – Manhattan.  This option is exercisable after October 31, 2011 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

We had total mortgages payable at June 30, 2011, and December 31, 2010 of $667,858 and $596,949, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.19% to 8.25% as of June 30, 2011. Aggregate interest expense incurred under the mortgage loans payable totaled $9,745 and $9,375 for the three months ended June 30, 2011 and 2010, respectively, and $18,805 and $18,836 for the six months ended June 30, 2011 and 2010, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing fifteen of our hotel properties were not met as of June 30, 2011.  Pursuant to the loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties.   However, these covenants do not constitute an event of default for these loans. As of June 30, 2011 we were in compliance with all event of default covenants under the applicable loan agreements, with the exception of our non-recourse mortgage loan payable on the Comfort Inn, North Dartmouth, MA.  As noted in “Note 2 – Investment in Hotel Properties,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  We are currently in discussions to transfer title to the property to the lender.  As of June 30, 2011, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,968 and $114, respectively.

As of June 30, 2011, the maturities for the outstanding mortgage loans ranged from July 2011 to September 2023, including $17,861 due in 2011.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  Effective July 30, 2010, the $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  Prior to this, the $25,774 note issued to Hersha Statutory Trust I incurred interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II incurred interest at a fixed rate of 7.173% per annum through July 30, 2010.  The weighted average interest rate on our two junior subordinated notes payable during the three months ended June 30, 2011 and 2010 was 3.30% and 7.26%, respectively.  The weighted average interest rate on our two junior subordinated notes payable for the six months ended June 30, 2011 and 2010 was 3.31% and 7.28%, respectively.  Interest expense in the amount of $428 and $940 was recorded for the three months ended June 30, 2011 and 2010, respectively and $853 and $1,875 was recorded for the six months ended June 30, 2011 and 2010, respectively.

Other Notes Payable

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $349 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  The balance of the note payable, net of unamortized discount, was $231 as of June 30, 2011 and $223 as of December 31, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Revolving Line of Credit

We maintain a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for the swing line loans.  Borrowings under the line of credit provided by T.D. Bank, NA may be used for working capital and general corporate purposes and for the purchase of additional hotels.  The line of credit expires on November 5, 2013, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the line of credit for an additional one-year period.

The line of credit is collateralized by a first lien-security interest in all existing and future unencumbered assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following hotel properties:

- Hampton Inn, Danville, PA	- Residence Inn, Langhorne, PA
- Hampton Inn, Philadelphia, PA	- Residence Inn, Norwood, MA
- Hampton Inn, Carlisle, PA	- Sheraton Hotel, JFK Airport, New York, NY
- Hampton Inn, Selinsgrove, PA	- Hampton Inn, Washington, DC
- Holiday Inn, Norwich, CT	- Hyatt Place, King of Prussia, PA
- Towneplace Suites, Harrisburg, PA	- Courtyard by Marriot, Westside, Los Angeles, CA
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

The credit agreement providing for the line of credit includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

●	a fixed charge coverage ratio of not less than 1.25 to 1.00 which will increase to 1.35 to 1.00 as of September 30, 2011, and 1.45 to 1.00 as of September 30, 2012; and
●	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00

The Company is in compliance with each of the covenants listed above as of June 30, 2011.

The outstanding principal balance under the line of credit was $28,000 at June 30, 2011 and $46,000 at December 31, 2010. The Company recorded interest expense of $682 and $440 related to the line of credit borrowings for the three months ended June 30, 2011 and 2010, respectively, and $1,187 and $1,182 for the six months ended June 30, 2011 and 2010, respectively.  The weighted average interest rate on our line of credit during the three months ended June 30, 2011 and 2010 was 4.42% and 4.39%, respectively, and for the six months ended June 30, 2011 and 2010 was 4.35% and 4.35%, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

As of June 30, 2011, we had $8,562 in irrevocable letters of credit issued and our remaining borrowing capacity under the facility was $213,438.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of June 30, 2011, the carrying value and estimated fair value of the Company’s debt was $747,637 and $750,637, respectively.  As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $694,720 and $658,487, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months and six months ended June 30, 2011, we capitalized interest of $181 and $351, respectively.  No interest was capitalized for the three and six months ended June 30, 2010.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of June 30, 2011, deferred financing costs were $9,289, net of accumulated amortization of $7,441.  Amortization of deferred costs for the three months ended June 30, 2011 and 2010 was $853 and $537, respectively, and for the six months ended June 30, 2011 and 2010 was $1,630 and $1,076, respectively.

New Debt

On May 31, 2011, we entered into a $42,000 mortgage loan secured by our Holiday Inn Express Times Square, New York, NY, property.  Previously, this property was included as collateral on our line of credit.  The new mortgage loan bears interest at a variable interest rate of three month U.S. dollar LIBOR plus 4.0% and matures on June 1, 2016.  As a result of this new debt, we incurred $222 in deferred costs.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 5.24%.  See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned TRS, 44 New England Management Company (“44 New England”), engages eligible independent contractors in accordance with the requirements for qualification as a REIT under the Federal income tax laws, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended June 30, 2011 and 2010, base management fees incurred totaled $2,496 and $1,981, respectively, and for the six months ended June 30, 2011 and 2010, base management fees incurred totaled $4,034 and $3,197, respectively and are recorded as hotel operating expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended June 30, 2011 and 2010 was $6,259 and $5,029, respectively, and for the six months ended June 30, 2011 and 2010 was $10,194 and $8,226, respectively and are recorded as hotel operating expense.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended June 30, 2011 and 2010, the Company incurred accounting fees of $457 and $379, respectively, and for the six months ended June 30, 2011 and 2010, the Company incurred accounting fees of $909 and $753, respectively.  For the three months ended June 30, 2011 and 2010, the Company incurred information technology fees of $114 and $86, respectively, and for the six months ended June 30, 2011 and 2010 we incurred $225 and $169, respectively.  Accounting fees and information technology fees are included in hotel operating expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended June 30, 2011 and 2010, we incurred fees of $294 and $66, respectively, and for the six months ended June 30, 2011 and 2010, we incurred fees of $572 and $107, respectively, which were capitalized with the cost of fixed asset additions.

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

Hotel Supplies

For the three months ended June 30, 2011 and 2010, we incurred charges for hotel supplies of $22 and $17, respectively and for the six months ended June 30, 2011 and 2010 we incurred charges of $45 and $44, respectively.  For the three months ended June 30, 2011 and 2010, we incurred charges for capital expenditure purchases of $3,807 and $2,154, respectively and for the six months ended June 30, 2011 and 2010 we incurred charges of $7,282 and $2,534, respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $158 and $22 is included in accounts payable at June 30, 2011 and December 31, 2010, respectively.

Due from Related Parties

The due from related party balance as of June 30, 2011 and December 31, 2010 was approximately $7,625 and $5,069, respectively. The balances primarily consisted of accrued interest due on our development loans, a note receivable to one of our unconsolidated joint ventures, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The due to related parties balance as of June 30, 2011 and December 31, 2010 was approximately $1,260 and $939, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended June 30, 2011 and 2010, we incurred $364 and $354, respectively, and for the six months ended June 30, 2011 and 2010, we incurred $728 and $646, respectively of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
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

As of June 30, 2011, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of June 30, 2011 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

We maintain an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.75% on a variable rate mortgage on Hotel 373, New York, NY.  The notional amount of the interest rate cap is $22,000 and equals the principal of the variable rate mortgage being hedged.  This interest rate cap matures on May 9, 2012.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
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

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 4%, originated concurrently with the debt associated with the Holiday Inn Express Times Square, NY. Under the terms of this interest rate swap, we pay fixed rate interest of 1.24% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 5.24%. The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $42,000 as of June 30, 2011. This swap matures on June 1, 2014.

We maintained an interest rate swap agreement that effectively fixed the interest rate on a variable rate mortgage on the Nu Hotel, Brooklyn, NY.  The debt secured by this property bears interest at one month U.S. dollar LIBOR plus 2.0%.  Under the terms of the interest rate swap, we paid fixed rate interest of 1.1925% on the $18,000 notional amount and we received floating rate interest equal to the one month U.S. dollar LIBOR, which effectively fixed our interest on the mortgage debt at a rate of 3.1925%.  This swap matured on January 10, 2011 and was not replaced.

The following table shows the estimated fair value of our derivatives at June 30, 2011 and December 31, 2010:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	June 30, 2011	December 31, 2010
May 9, 2011	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2012	-	-
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	-	(4)
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	6	50
May 31, 2011	Variable Rate Mortgage - HIE Times Square, New York, NY	Swap	June 1, 2014	(266)	-
				$(260)	$46

The fair value of our interest rate caps is included in other assets at June 30, 2011 and December 31, 2010 and the fair value of our interest rate swap was included in accounts payable, accrued expenses and other liabilities at June 30, 2011 and December 31, 2010.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $281 and a loss of $191 for the three months ended June 30, 2011 and 2010, respectively and  loss of $292 and a loss of $200 for the six months ended June 30, 2011 and 2010, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS

In May 2008, the Company established and our shareholders approved the Hersha Hospitality Trust 2008 Equity Incentive Plan (the “2008 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company. Prior to the 2008 Plan, the Company made awards pursuant to the 2004 Equity Incentive Plan (the “2004 Plan”). Upon approval of the 2008 Plan by the Company’s shareholders on May 22, 2008, the Company terminated the 2004 Plan. Termination of the 2004 Plan did not have any effect on equity awards and grants previously made under that plan.

In May 2011, the Company established and our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.  The 2012 Plan provides that no awards may be granted, and no common shares may be issued in settlement of awards under the Company’s 2010 Annual Long-Term Incentive Program (“2010 Annual LTIP”), 2011 Annual Long-Term Incentive Program (“2011 Annual LTIP”), or under the Multi-Year Long-Term Incentive Program (Multi-Year LTIP) prior to January 1, 2012, at which time the Company will terminate the 2008 Plan.  Termination of the 2008 Plan will not have any effect on equity awards and grants previously made under that plan.

Executives & Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance based” and “time based.”

●
2011 Annual LTIP - On March 16, 2011, the Compensation Committee adopted the 2011 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of common shares.  Shares are earned under the 2011 Annual LTIP based on achieving a threshold, target or maximum level of performance in certain defined areas of performance.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  No stock based compensation expense was recorded for the six months ended June 30, 2011 under the 2011 Annual LTIP.  Any common shares issued in settlement of equity awards under the 2011 Annual LTIP will be made pursuant to the 2012 Plan.  Compensation expense of $124 was recorded for the three and six months ended June 30, 2011 for the 2011 Annual LTIP and is included in stock based compensation on the consolidated statement of operations.

●
2010 Annual LTIP - On March 30, 2011, 440,669 shares were issued pursuant to the 2010 Annual LTIP of which 25% vested immediately and the remaining will vest 25% on December 31, 2011, 25% on December 31, 2012, and 25% on December 31, 2013.  The grant date fair value of the shares awarded was $5.98 per share.  Stock based compensation expense related to the 2010 Annual LTIP program of $206 and $61 was recorded for the three months ended June 30, 2011 and 2010, respectively, and $292 and $61 was recorded for the six months ended June 30, 2011 and 2010, respectively.  As of December 31, 2010, the Company determined that it was probable the performance conditions for the 2010 Annual LTIP would be satisfied and a liability of $1,017 was included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheet as of June 30, 2011 for unissued shares under this program.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Multi-Year LTIP

On May 7, 2010, the Compensation Committee also adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares to be issued in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $798 and $488 for the three months ended June 30, 2011 and 2010, respectively, and $1,596 and $488 was recorded for the six months ended June 30, 2011 and 2010, respectively for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of June 30, 2011 was $7,979 and as of December 31, 2010 was $9,575.

Performance Share Awards

Performance shares granted in the third quarter of 2010 were earned in their entirety based on the Company’s common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of common shares.  The Company accounted for these grants as market based awards where the Company estimated the unearned compensation at grant date fair value which was amortized into compensation cost over the performance period, which ended on August 4, 2010.  Stock based compensation expense of $105 was incurred during the three months ended June 30, 2010 and $245 was incurred during the six months ended June 30, 2010 related to these performance share awards.

Restricted Share Awards

Stock based compensation expense related to the restricted share awards, consisting of restricted common shares issued to executives and employees of the Company, of $454 and $705 was incurred during the three months ended June 30, 2011 and 2010, respectively, and $962 and $1,210 was incurred during the six months ended June 30, 2011 and 2010, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2011 and December 31, 2010 was $2,056 and $2,940, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
June 1, 2007	214,582	$12.32	4 years	25%/year	214,582	160,933	-	275
June 2, 2008	278,059	$8.97	4 years	25%/year	208,542	139,028	572	883
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,308	2,308	6	9
June 1, 2009	744,128	$2.80	4 years	25%/year	372,483	186,241	997	1,258
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	91,151	42,784	403	515
June 30, 2011	14,035	$5.57	2-4 years	25-50%/year	-	-	78	-
Total	1,436,728				889,066	531,294	$2,056	$2,940

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Trustees

Annual Retainer

On March 16, 2011, the Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. The number of shares issued on March 31, 2011 was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2010.  Shares issued under this program become fully vested on December 31, 2011.  Compensation expense incurred for the three and six months ended June 30, 2011, respectively was $36 and $73.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	Unearned Compensation June 30, 2011
March 30, 2011	24,384	$5.98	1 year	100%	$73

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued 12,600 restricted common shares, 1,800 to each non-management trustee, which will vest 33% on December 31, 2011, 33% on December 31, 2012, and 33% on December 31, 2013. Compensation expense for the multi-year long-term equity incentive incurred for the three months ended June 30, 2011 was $6 and for the six months ended June 30, 2011 was $13.  Unearned compensation related to the multi-year LTI was $63 for June 30, 2011.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $133 and $125 was incurred during the three and six months ended June 30, 2011 and 2010, respectively and is recorded in stock based compensation on the statement of operations.  Shares awards issued to the Board of Trustees are immediately vested.  On June 1, 2011, 22,800 shares were issued to the Board of Trustees at a price on the date of grant of $5.83.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $31 and $11 for the three months ended June 30, 2011 and 2010, respectively   The Company recorded stock based compensation expense of $70 and $23 for the six months ended June 30, 2011 and 2010, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2011 and December 31, 2010 was $66 and $20. The following table is a summary of all unvested share awards issued to non-employees under the 2008 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
January 6, 2011	17,410	$6.66	1.5 years	50%/year	8,705	-	53	-
March 25, 2010	6,000	$5.02	2 years	50%/year	3,000	-	13	20
Total	23,410				11,705	0	$66	$20

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
BASIC AND DILUTED*
Income (Loss) from Continuing Operations	$9,307	$5,494	$(5,053)	$(10,693)
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(457)	(1,138)	617	569
Distributions to 8.0% Preferred Shareholders	(2,299)	(1,200)	(3,499)	(2,400)
Dividends Paid on Unvested Restricted Shares	(56)	(45)	(120)	(100)
Income (Loss) from Continuing Operations applicable to Common Shareholders	6,495	3,111	(8,055)	(12,624)

Discontinued Operations
Income (Loss) from Discontinued Operations	41	213	(17)	63
(Income) Loss from Discontinued Operations allocated to Noncontrolling Interests	(2)	(13)	1	(5)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	39	200	(16)	58

Net Income (Loss) applicable to Common Shareholders	$6,534	$3,311	$(8,071)	$(12,566)

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2011 and 2010 were 7,294,791 and 9,239,135, respectively. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2011 and 2010 were 7,344,630 and 9,376,419, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (continued)

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Denominator:
Weighted average number of common shares - basic	168,672,936		137,200,796		168,504,893		118,360,826
Effect of dilutive securities:
Restricted Stock Awards	598,402		255,401		-	**	-	**
Contingently Issued Shares	1,689,808		467,764		-	**	-	**
Option to acquire common shares	2,726,087		2,360,156		-	**	-	**
Partnership Units	-	*	-	*	-	*	-	*
Weighted average number of common shares - diluted	173,687,233		140,284,117		168,504,893		118,360,826

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.04	$0.02	$(0.05)	$(0.11)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	0.00	0.00	(0.00)	0.00
Net Income (Loss) applicable to Common Shareholders	$0.04	$0.02	$(0.05)	$(0.11)

DILUTED*
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.04	$0.02	$(0.05)	$(0.11)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	0.00	0.00	(0.00)	0.00
Net Income (Loss) applicable to Common Shareholders	$0.04	$0.02	$(0.05)	$(0.11)

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the three months ended June 30, 2011 and 2010 were 7,294,791 and 9,239,135, respectively. Weighted average units of limited partnership interest in Hersha Hospitality Limited Partnership outstanding for the six months ended June 30, 2011 and 2010 were 7,344,630 and 9,376,419, respectively.

**
Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the six months ended June 30, 2011 and 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.  For the six months ended June 30, 2011, there were 509,384 anti-dilutive unvested stock awards outstanding, 1,719,502 anti-dilutive contingently issuable share awards outstanding, and 2,882,867 anti-dilutive options to acquire our common shares outstanding.  For the six months ended June 30, 2010, there were 182,499 anti-dilutive unvested stock awards outstanding, 143,122 anti-dilutive contingently issuable share awards outstanding, and 1,916,814 anti-dilutive options to acquire our common shares outstanding.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the six months ended June 30, 2011 and 2010 totaled $20,615 and $22,058, respectively.

The following non-cash activities occurred during the six months ended June 30, 2011 and 2010:

	Six Months Ended,
	June 30, 2011	June 30, 2010
Common Shares issued as part of the Dividend Reinvestment Plan	$7	$6
Issuance of Common Shares to the Board of Trustees	$133	$125
Acquisitions of hotel properties
Issuance of Common Units	-	6,256
Debt assumed, net of discount	32,500	11,937
Settlement of notes receivable and accrued interest receivable	-	1,408
Interests in unconsolidated joint ventures used as consideration	-	4,133
Settlement of development loans receivable principal and accrued interest revenue receivable	-	7,839
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	1,315	1,235
Conversion of Common Units to Common Shares	478	8,424
Reallocation of noncontrolling interest	2,593	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

In September 2009, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, New Columbia, PA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2010.  The hotel was acquired by the Company in January 1999 and was sold to an unrelated buyer in July 2010 for consideration of $3,000 with a gain on sale of $347.

Our Board of Trustees authorized management of the Company to sell the Comfort Inn, West Hanover, PA in May 2011.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2011 and 2010.  The hotel was acquired by the Company in May 1998 and was sold to an unrelated buyer in July 2011 for consideration of $5,250 with a gain on sale of approximately $986.

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Hotel Operating Revenues	$371	$941	$643	$1,432
Total Revenues	371	941	643	1,432
Expenses:
Hotel Operating Expenses	269	605	538	1,072
Real Estate and Personal Property Taxes and Property Insurance	19	31	38	62
Depreciation and Amortization	42	89	84	182
General and Administrative	-	1	-	3
Other Expense	-	2	-	50
Total Expenses	330	728	660	1,369

Income (Loss) from Discontinued Operations	$41	$213	$(17)	$63

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SUBSEQUENT EVENTS

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from an unaffiliated seller for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company acquired the real property and the improvements for cash and by cancelling an $8,000 development loan on the re-development project made to an affiliate of the seller and by cancelling a $2,093 accrued interest receivable from the seller’s affiliate .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

●	our business or investment strategy;
●	our projected operating results;
●	our distribution policy;
●	our liquidity;
●	completion of any pending transactions;
●	our ability to obtain future financing arrangements;
●	our understanding of our competition;
●	market trends; and
●	projected capital expenditures.

Forward-looking statements are based on our beliefs, assumptions and expectations, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Readers should not place undue reliance on forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements:

●	general volatility of the capital markets and the market price of our common shares;
●	changes in our business or investment strategy;
●	availability, terms and deployment of capital;
●	availability of qualified personnel;
●	changes in our industry and the market in which we operate, interest rates, or the general economy;
●	the degree and nature of our competition;
●
financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

●	the depth and duration of the current economic downturn;
●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
●	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
●	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
●	the degree and nature of our competition;
●	increased interest rates and operating costs;
●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
●	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;

●	availability of and our ability to retain qualified personnel;
●	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
●	environmental uncertainties and risks related to natural disasters;
●	changes in real estate and zoning laws and increases in real property tax rates; and
●	the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

General

As of June 30, 2011, we owned interests in 79 hotels, located primarily in the eastern United States, including interests in 15 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of June 30, 2011, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

We believe the improvements we made in our equity and debt capitalization and repositioning of our portfolio in 2010 better enables us to capitalize on further improvements in lodging fundamentals.  During the first six months of 2011, we have seen continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston and Philadelphia.  We will continue to seek acquisition opportunities primarily in high barrier to entry markets, such as New York, Washington, D.C., Boston, and Los Angeles.  In addition, we are looking, and will continue to look, for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.  Presently, we do not expect to actively pursue acquisitions made through joint ventures; however, we may seek to buyout or sell our joint venture interest to select existing joint venture partners.  We do not expect to actively pursue additional development loans or land leases.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future.

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2011, the manner in which the economy will recover is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped.  In addition, the market for hotel level financing for new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Further, we cannot assure that we will not experience defaults under our development loans.  The lack of financing for our borrowers and potential buyers may result in borrower defaults or prevent borrowers or us from disposing of properties held for sale. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

The turmoil in the financial markets, which began in the fourth quarter of 2008, caused credit to significantly tighten, making it more difficult for hotel developers to obtain financing for development projects or for hotels with limited operating history.  The current financial markets environment may continue to have a negative impact on the collectability of our portfolio of development loans receivable.  We monitor this portfolio to determine the collectability of the loan principal and interest accrued and will continue to monitor this portfolio on an on-going basis.

In addition, the tightened credit markets have made it more difficult to finance the acquisition of new hotel properties or refinance existing hotel properties that do not have a history of profitable operations.  We monitor the maturity dates of our debt obligations and take steps in advance of these maturity dates to extend or refinance the obligations.  Please refer to “Item 3.  Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our debt maturities.  We cannot assure that we will be able to extend or refinance these obligations with favorable terms or at all.

The following table outlines operating results for the Company’s portfolio of wholly-owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended,			Six Months Ended,
	June 30, 2011	June 30, 2010	% Variance	June 30, 2011	June 30, 2010	% Variance

Occupancy	77.70%	77.38%	0.3%	69.49%	69.59%	-0.1%
Average Daily Rate (ADR)	$149.02	$136.83	8.9%	$139.79	$129.33	8.1%
Revenue Per Available Room (RevPAR)	$115.79	$105.88	9.4%	$97.14	$90.00	7.9%

Room Revenues	$85,129	$71,008	19.9%	$139,458	$117,474	18.7%
Total Revenues	$89,346	$74,453	20.0%	$146,885	$123,550	18.9%

The following table outlines operating results for the three and six months ended June 30, 2011 and 2010, for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the properties including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended,			Six Months Ended,
	June 30, 2011	June 30, 2010	% Variance	June 30, 2011	June 30, 2010	% Variance

Occupancy	67.93%	74.20%	-6.3%	67.59%	66.60%	1.0%
Average Daily Rate (ADR)	$141.26	$135.86	4.0%	$136.02	$130.57	4.2%
Revenue Per Available Room (RevPAR)	$102.51	$100.81	1.7%	$91.94	$86.93	5.8%

Room Revenues	$20,373	$20,226	0.7%	$36,344	$35,810	1.5%
Total Revenues	$26,652	$26,195	1.7%	$47,294	$46,536	1.6%

RevPAR for the three and six months ended June 30, 2011 increased 9.4% and 7.9%, respectively, for our consolidated hotels and increased 1.7% and 5.8%, respectively, for our unconsolidated hotels when compared to the same period.  This increase in RevPAR was primarily due to continued stabilization in demand as a result of improving economic conditions.  This stabilization in demand resulted in an increase in RevPAR driven by increases in ADR for the portfolio for the six months ended June 30, 2011.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 TO JUNE 30, 2010
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the three months ended June 30, 2011 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $14,893, or 20.0%, from $74,453 for the three months ended June 30, 2010 to $89,346 for the same period in 2011.

The increase in hotel operating revenues was primarily attributable to the acquisitions consummated subsequent to the second quarter of 2010.  We acquired interests in the following four consolidated hotels which contributed the following operating revenues for the three months ended June 30, 2011:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hampton Inn	Washington, DC	September 1, 2010	228	3,828
Holiday Inn Express	Water Street, New York, NY	March 25, 2011	112	1,665
Capitol Hill Suites	Washington, DC	April 15, 2011	152	1,762
Courtyard by Marriot	Westside, Los Angeles, CA	May 19, 2011	260	1,267
			752	$8,522

Revenue from these hotels acquired since the second quarter 2010 is included in hotel operating revenue for the three months ended June 30, 2011 but did not contribute to revenue during the same period in 2010.  We also acquired an interest in the following consolidated hotel during the second quarter of 2010, which contributed the following operating revenues for the three months ended June 30, 2011 and June 30, 2010:

				Hotel Operating Revenues Three Months Ended
Brand	Location	Acquisition Date	Rooms	June 30, 2011	June 30, 2010

Holiday Inn	Wall Street, New York, NY	May 7, 2010	113	1,805	1,031
			113	$1,805	$1,031

This hotel was owned, and contributed revenue, for the entire three months ended June 30, 2011, but was owned, and contributed revenue, for only a portion of the three months ended June 30, 2010.

In addition, there has been improvement in the ADR within our total consolidated portfolio.  ADR at our consolidated hotels increased 8.9% from $136.83 per room for the three months ended June 30, 2010 to $149.02 per room during the same period in 2011.  Our occupancy rate increased 32 basis points from 77.38% during the three months ended June 30, 2010 to 77.70% for the same period in 2011.

Interest income from development loans decreased $113 or 9.6% to approximately $1,063 for the three months ended June 30, 2011 from $1,176 for the three months ended June 30, 2010.  In connection with entering into the purchase and sale agreement to acquire the Hyatt Union Square in New York, NY on June 14, 2011, we ceased accruing interest for this loan.

Of the $42,968 in development loans receivable outstanding as of June 30, 2011, $8,000, or 18.6%, is invested in hotels that are operating and generating revenue, and $34,968, or 81.4%, is invested in hotel construction projects with significant progress made toward completion.

As hotel developers are engaged in constructing new hotels or renovating existing hotels, the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Two of our development loans, including one such loan to an entity affiliated with certain of our trustees and executive officers, allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $641 in accrued interest on these loans was added to principal for the three months ended June 30, 2011.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $14, from $111 for the three months ended June 30, 2010 to $97 during the three months ended June 30, 2011.

Expenses

Total hotel operating expenses increased $7,023, or 17.8%, to approximately $46,541 for the three months ended June 30, 2011 from $39,518 for the three months ended June 30, 2010.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since June 30, 2010, as mentioned above.  The acquisitions also resulted in a $1,719, or 13.6%, increase in depreciation and amortization expense from $12,681 for the three months ended June 30, 2010 to $14,400 for the three months ended June 30, 2011. Real estate and personal property tax and property insurance increased $740, or 15.8%, in the three months ended June 30, 2011 when compared to the same period in 2010 primarily due to the acquisitions and from increases in assessments and insurance premiums at certain of the hotel properties.

General and administrative expense increased $261, or 13.6%, from $1,918, for the three months ended June 30, 2010 to $2,179 for the three months ended June 30, 2011.  Expenses increased due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $286 when comparing the three months ended June 30, 2011 to the same period in 2010.  The increase in non-cash stock based compensation is due primarily to the recognition of non-cash compensation expense associated with equity-based awards approved by the Compensation Committee in May 2010 under the Multi-Year LTIP program.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the three months June 30, 2011 and 2010 (unaudited) for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs increased $1,055 from $221 for the three months ended June 30, 2010 to $1,276 for the three months ended June 30, 2011 due to the number of acquisitions consummated during the three months ended June 30, 2010, as compared to the three months ended June 30, 2011.  For the three months ended June 30, 2011, we incurred $1,098 in acquisition costs related to our acquisitions.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

We recorded income from our investment in unconsolidated joint ventures of $2,559 and $2,059 for the three months ended June 30, 2011 and 2010, respectively.  As a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, we recorded gains of $2,757 and $2,190 during the three months ended June 30, 2011 and 2010, respectively.  Excluding these remeasurement gains, we incurred a loss from unconsolidated joint ventures of $198 for the three months ended June 30, 2011 compared to a loss of $131 for the same period in 2010.

Net Income (Loss)

Net income applicable to common shareholders for the three months ended June 30, 2011 was $6,590 compared to a net income applicable to common shareholders of $3,356 for the same period in 2010.

Operating income for the three months ended June 30, 2011 was $18,536 compared to an operating income of $14,847 during the same period in 2010.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred since June 30, 2010.

During the three months ended June 30, 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $1,099 for the second quarter of 2011 when compared to the same period in 2010.

Interest expense increased $247 from $11,341 for the three months ended June 30, 2010 to $11,588 for the three months ended June 30, 2011.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 TO JUNE 30, 2010
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the six months ended June 30, 2011 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $23,335, or 18.9%, from $123,550 for the three months ended June 30, 2010 to $146,885 for the same period in 2011.

The increase in hotel operating revenues was primarily attributed to the acquisitions consummated subsequent to the second quarter of 2010.  We acquired interests in the following four consolidated hotels which contributed the following operating revenues for the six months ended June 30, 2011:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Hampton Inn	Washington, DC	September 1, 2010	228	6,853
Holiday Inn Express	Water Street, New York, NY	March 25, 2011	112	1,747
Capitol Hill Suites	Washington, DC	April 15, 2011	152	1,762
Courtyard by Marriot	Westside, Los Angeles, CA	May 19, 2011	260	1,267
			752	$11,629

Revenue from these hotels acquired since the second quarter of 2010 is included in hotel operating revenue for the six months ended June 30, 2011, but did not contribute to revenue during the same period in 2010.  We also acquired interests in the following four consolidated hotels during the first six months of 2010 which contributed the following operating revenues for the six months ended June 30, 2011 and June 30, 2010:

				Hotel Operating Revenues Six Months Ended
Brand	Location	Acquisition Date	Rooms	June 30, 2011	June 30, 2010

Holiday Inn	Wall Street, New York, NY	May 7, 2010	113	2,807	1,031
Hampton Inn	Times Square, New York, NY	February 9, 2010	184	5,536	4,189
Holiday Inn Express	Times Square, New York, NY	February 9, 2010	188	5,837	4,456
Candlewood Suites	Times Square, New York, NY	February 9, 2010	210	4,556	3,307
			695	$18,736	$12,983

These hotels were owned, and contributed revenue, for the entire six months ended June 30, 2011, but were owned, and contributed revenue, for only a portion of the six months ended June 30, 2010.

In addition, there has been improvement in the ADR within our total consolidated portfolio.  ADR at our consolidated hotels increased 8.1% from $129.33 per room for the six months ended June 30, 2010 to $139.79 per room during the same period in 2011.  Our occupancy rate decreased 10 basis points from 69.59% during the six months ended June 30, 2010 to 69.49% for the same period in 2011.

Interest income from development loans decreased $396 or 15.5% to approximately $2,154 for the six months ended June 30, 2011 from $2,550 for the six months ended June 30, 2010, due to the decrease in the average balances outstanding.  The average balance outstanding during the six months ended June 30, 2011 was lower than the average balance outstanding during the same period in 2010.

Of the $42,968 in development loans receivable outstanding as of June 30, 2011, $8,000, or 18.6%, is invested in hotels that are operating and generating revenue, and $34,968, or 81.4%, is invested in hotel construction projects with significant progress made toward completion.  A total of $1,315 in accrued interest on these loans was added to principal for the six months ended June 30, 2011.  As a result of impairment charges prior to 2010, we currently do not reflect on our balance sheet any value for the development loans to hotel development projects that are in the early phase of development that includes land acquisition and site preparation.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $24, from $199 for the six months ended June 30, 2010 to $175 during the six months ended June 30, 2011.

Expenses

Total hotel operating expenses increased $12,713, or 17.8%, to approximately $84,109 for the six months ended June 30, 2011 from $71,396 for the six months ended June 30, 2010.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since June 30, 2010, as mentioned above.  The acquisitions also resulted in a $3,731, or 15.1%, increase in depreciation and amortization expense from $24,643 for the six months ended June 30, 2010 to $28,374 for the six months ended June 30, 2011. Real estate and personal property tax and property insurance increased $1,779, or 20.3%, in the six months ended June 30, 2011 when compared to the same period in 2010 primarily due to the acquisitions and from increases in assessments and insurance premiums at certain of the hotel properties.  Additionally, one of our hotel properties was negatively impacted by higher non-recurring expenses related to a sales tax audit during the six months ended June 30, 2011, while another property benefitted from a property tax credit during the six months ended June 30, 2010.

General and administrative expense decreased $613, or 12.9%, from $4,753, for the six months ended June 30, 2010 to $4,140 for the six months ended June 30, 2011.  During the fourth quarter of 2010, we accrued a liability in the amount of $1,720, representing the 2010 cash bonuses payable to our executive officers, while the 2009 year-end bonuses were not determined and recorded until the first quarter of 2010.  As a result, incentive compensation of $1,256 earned for the year ended December 31, 2009 was recorded in the first quarter of 2010.  Offsetting this decrease were increases to compensation expense due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $1,114 when comparing the six months ended June 30, 2011 to the same period in 2010.  Included in stock based compensation for the six months ended June 30, 2011 is $1,596 of stock based compensation expense for the awards approved by the Compensation Committee in May 2010 under the Multi-Year LTIP.  During the six months ended June 30, 2010, the Company recognized $488 of non-cash stock based compensation expense for the Multi-Year LTIP awards approved in May 2010.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the six months June 30, 2011 and 2010 (unaudited) for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $1,466 from $3,557 for the six months ended June 30, 2010 to $2,091 for the six months ended June 30, 2011 due to the number of acquisitions consummated during the six months ended June 30, 2010, as compared to the six months ended June 30, 2011.  For the six months ended June 30, 2011, we incurred $1,840 in acquisition costs related to our acquisitions of the following hotels: Holiday Inn Express, Water Street, New York, NY; Capitol Hill Suites, Washington, DC; Courtyard by Marriott, Westside, Los Angeles, CA.  For the six months ended June 30, 2010, we incurred $3,557 in acquisition costs related to our acquisitions of the following hotels: Hilton Garden Inn, Glastonbury, CT; Hampton Inn Times Square, New York, NY; Holiday Inn Express, Times Square, New York, NY; Candlewood Suites Times Square, New York, NY; Holiday Inn Wall Street, New York, NY. Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

We recorded income from our investment in unconsolidated joint ventures of $1,578 and $2,837 for the six months ended June 30, 2011 and 2010, respectively.  As a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, the owner of the Courtyard in South Boston, MA, we recorded gains of $2,757 and $2,190 during the six months ended June 30, 2011 and 2010, respectively.  In addition, for the six months ended June 30, 2010, we also recorded a $1,818 gain on the remeasurement of our interest in an unconsolidated joint venture that owned the Hilton Garden Inn in Glastonbury, CT.  Excluding these remeasurement gains, we incurred a loss from unconsolidated joint ventures of $1,179 for the six months ended June 30, 2011 compared to a loss of $1,171 for the same period in 2010.

Net Income (Loss)

Net loss applicable to common shareholders for the six months ended June 30, 2011 was $7,951 compared to a net loss applicable to common shareholders of $12,466 for the same period in 2010.

Operating income for the six months ended June 30, 2011 was $15,962 compared to an operating income of $10,357 during the same period in 2010.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred since June 30, 2010.

During the six months ended June 30, 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $1,099 for the six months ended June 30, 2011 when compared to the same period in 2010.

Interest expense decreased $823 from $23,034 for the six months ended June 30, 2010 to $22,211 for the six months ended June 30, 2011. The decrease in interest expense is due primarily to the decrease in interest rates on the two junior subordinated notes payable which have an aggregate principal balance of $51,548.  The weighted average interest rate on our two junior subordinated notes payable for the six months ended June 30, 2011 and 2010 was 3.31% and 7.28%, respectively.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

Debt and Equity Offerings

The ability to originate or refinance existing loans has become and continues to be very restrictive for all borrowers, even for those borrowers that have strong balance sheets.  While we maintain a portfolio of what we believe to be high quality assets and we believe our leverage to be at acceptable levels, the market for new debt origination and refinancing of existing debt remains challenging and visibility on the length of debt terms, the loan-to-value parameters and loan pricing on new debt originations is limited.

Our organizational documents do not limit the amount of indebtedness that we may incur. In the current economic environment, the fair market value of certain of our hotel properties may have declined causing some of our indebtedness to exceed the percentage of an individual hotel property’s fair market value that our Board of Trustees intended at the time we acquired the property.

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

In addition, our mortgage indebtedness contains various financial and non‐financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of June 30, 2011.   Pursuant to the loan agreements, the certain lenders have elected to escrow the operating cash flow for these properties.  Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a revolving credit facility with a syndicate of lenders that have committed up to $250,000.  The line of credit expires November 5, 2013 and includes an option to extend the maturity until November 5, 2014.  This option may be exercised at the sole discretion of the lenders.  As of June 30, 2011 we had $28,000 in borrowings under the line of credit and $8,562 in letters of credit outstanding under this facility resulting in a remaining borrowing capacity under the Line of Credit of $213,438.  We intend to repay indebtedness incurred under the line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2011, we have repayment obligation of $17,861 due on or before December 31, 2011.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our credit facility and issuing public debt or equity.

Development Loans Receivable

The current borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of June 30, 2011, we have $42,968 in development loan principal receivable and $3,727 in accrued interest receivable on these loans.

Each of these loans matures at some time within the next 12 to 18 months.  Most of our development loans have options to extend the maturity of the loan for periods up to three years from the original maturity date of the loan.  Each of these development loans also provides us with a right of first offer on hotels constructed through the development loan program.  We expect most development loan borrowers to take advantage of these extension options.  In addition, we may convert the principal and interest due to us on development loans outstanding into equity interests in the hotels developed by entering into purchase and sale agreements to acquire hotel properties from developers of their affiliates that allow us to pay a portion of the purchase price by forgiving and cancelling amounts owed to us under development loans, allowing us to reduce the amount of cash required to fund these acquisitions.  See “Note 4 – Development Loan Receivable,” for further information.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income.  This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties.  However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all.  In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all.  Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter.  However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during the first two quarters of 2011, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Cash provided by operating activities for the six months ended June 30, 2011 was $17,757 and cash used for the payment of distributions and dividends for the six months ended June 30, 2011 was $20,078.

Owning hotels is a capital intensive enterprise.  Hotels are expensive to acquire or build and require regular significant capital expenditures to satisfy guest expectations.  Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovation and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and schedule debt repayments.  We will seek to satisfy these long-term liquidity requirements through various sources of capital, including borrowings under our $250 million credit facility and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties.  In addition, we may seek to raise capital through public or private offerings of our equity of debt securities.  Certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.  We project that our operating cash flow and our $250 million credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

We make available to the TRS of our hotels 4% (6% for full service properties) of gross revenues per quarter, on a cumulative basis, for periodic replacement or refurbishment of furniture, fixtures and equipment at each of our hotels. We believe that a 4% (6% for full service hotels) reserve is a prudent estimate for future capital expenditure requirements.  During 2010, our hotel managers had implemented a policy of limiting capital expenditures to only those projects that impact safety to our guests or preserve the value of our hotel assets.  As economic conditions have improved, we have significantly increased the funding of additional capital expenditures, including the lobby renovation of several of our hotels and the completion of one hotel that was acquired prior to completion of construction.

We have increased our spending on capital improvements during the three months ended June 30, 2011 when compared to the same period in 2010.  We may spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Net cash provided by operating activities increased $2,198, from $15,559 for the six months ended June 30, 2010 to $17,757 for the same period in 2011.  Net income, adjusted for non-cash items such as depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $11,463 during the six months ended June 30, 2011 when compared to the same period in 2010.  This is primarily due to cash provided by properties acquired over the past eighteen months and improving operating results within our existing portfolio.  In addition, acquisition and terminated transaction costs incurred during the six months ended June 30, 2011 decreased $1,466 when compared to the same period in 2010.  Offsetting the increases cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities such as accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2011 decreased $84,708, from $211,949 in the six months ended June 30, 2010 compared to $127,241 for the six months ended June 30, 2011.  During the six months ended June 30, 2011, we used $100,770 to acquire three properties.  This compares to $187,355 to acquire four properties during the same period in 2010.  We also received $13,406 from one of our unconsolidated joint ventures as a result of it refinancing its debt.  Offsetting these decreases in cash used in investing activities was an increase of $9,012 in capital expenditures for the six months ended June 30, 2011 when compared to the same period in 2010.  We have also funded $21,250 in deposits for the acquisition of additional hotel properties and invested $1,320 in a note receivable from an unconsolidated joint venture which will be used by the venture to fund a renovation.

Net cash provided by financing activities for the six months ended June 30, 2011 was $111,168 compared to $202,935 during the same period in 2010.  During the six months ended June 30, 2010 we completed two equity offerings with net proceeds of $260,764.  These offerings and a subsequent equity offering in October 2010 increased our share count causing a net increase in total dividends and distributions paid of $7,001 when comparing the six months ended June 30, 2011 to the same period in 2010.  During the six months ended June 30, 2011 we completed an offering of preferred shares with net proceeds of $111,160.  Offsetting the proceeds from these offerings in 2010 and 2011 were net repayments of $34,500 on our credit facility during the six months ended June 30, 2010 compared to net repayments of $18,000 during the same period in 2011.  Net proceeds on our mortgages and notes payable were $38,359 during the six months ended June 30, 2011 compared to net repayments of $9,773 during the same period in 2010.

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

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be a meaningful, additional measure of operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. We show both FFO from consolidated hotel operations and FFO from unconsolidated joint ventures because we believe it is meaningful for the investor to understand the relative contributions from our consolidated and unconsolidated hotels. The display of both FFO from consolidated hotels and FFO from unconsolidated joint ventures allows for a detailed analysis of the operating performance of our hotel portfolio by management and investors. We present FFO applicable to common shares and Common Units because our Common Units are redeemable for common shares. We believe it is meaningful for the investor to understand FFO applicable to all common shares and Common Units.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net income (loss) applicable to common shares	$6,590	$3,356	$(7,951)	$(12,466)
Income (loss) allocated to noncontrolling interest	459	1,151	(618)	(564)
Income from unconsolidated joint ventures	(2,559)	(2,059)	(1,578)	(2,837)
Depreciation and amortization	14,400	12,681	28,374	24,643
Depreciation and amortization from discontinued operations	42	89	84	182
FFO related to the noncontrolling interest in consolidated joint ventures (1)	(101)	(124)	239	-
Funds from consolidated hotel operations applicable to common shares and Partnership units	18,831	15,094	18,550	8,958

Income from unconsolidated joint ventures	2,559	2,059	1,578	2,837
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	(2,757)	(2,190)	(2,757)	(4,008)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	567	509	1,092	1,017
Interest in depreciation and amortization of unconsolidated joint venture (3)	1,785	1,153	1,987	1,382
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	2,154	1,531	1,900	1,228

Funds from Operations applicable to common shares and Partnership units	$20,985	$16,625	$20,450	$10,186

Weighted Average Common Shares and Units Outstanding
Basic	168,672,936	137,200,796	168,504,893	118,360,826
Diluted	180,982,024	149,523,252	180,961,276	129,979,680

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

FFO for the three months ended June 30, 2011 increased $4,360 when compared to the three months ended June 30, 2010.  The increase in FFO was due primarily to the acquisition of hotel properties and improving economic conditions that have caused increases in the RevPAR of certain hotel properties.  FFO for the three months ended June 30, 2011 was also negatively impacted by an increase in acquisition and terminated transaction costs which were $1,276, compared to $221 during the same period in 2010.   The increase in these costs was primarily the result of the increase in the number of acquisitions completed.  We acquired one hotel property during the three months ended June 30, 2010 compared to the same period in 2011.  FFO for the three months ended June 30, 2011 was negatively impacted by an increase in real estate and personal property taxes and property insurance expense of $740, or 15.8%, from $4,685 for the three months ended June 30, 2010 to $5,425 for the same period in 2011 due to the acquisition of hotel properties and increased assessments on our hotel properties.

FFO for the six months ended June 30, 2011 increased $10,264 when compared to the six months ended June 30, 2010.  The increase in FFO was due to the acquisition of hotel properties and improving economic conditions that have caused increases in the RevPAR of certain hotel properties.  In addition, FFO for the six months ended June 30, 2010 was negatively impacted by acquisition and terminated transaction costs of $3,557, compared to only $2,091 during the same period in 2011.   These costs were primarily the result of the acquisition of five hotel properties consummated during the six months ended June 30, 2010 compared to acquisition of the three hotel properties during the same period in 2011.    FFO for the six months ended June 30, 2011 was also negatively impacted by an increase in real estate and personal property taxes and property insurance expense of $1,779, or 20.3%, from $8,761 for the six months ended June 30, 2010 to $10,540 for the same period in 2011 due to the acquisition of hotel properties and increased assessments on our hotel properties.

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

Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:

●	a significant decrease in the market price of a long-lived asset;
●	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
●	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
●	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;
●
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

●	a current expectation that, it is more likely than not that, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

As of June 30, 2011, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Investment in Unconsolidated Joint Ventures

In addition, we periodically review the carrying value of our investments in unconsolidated joint ventures to determine if circumstances exist indicating impairment to the carrying value of the investment. When an impairment indicator is present, we will review the recoverability of our investment.  If the investment’s carrying value is not considered recoverable, we will estimate the fair value of the investment.  Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. As of June 30, 2011, based on our analysis, we have determined that the fair value of each of our investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

Investment in Development Loans

The Company accounts for the credit risk associated with its development loans receivable by monitoring the portfolio for indications of impairment.  Our methodology consists of the following:

●	Identifying loans for individual review. In general, these consist of development loans that are not performing in accordance with the contractual terms of the loan.
●
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2011, we are exposed to interest rate risk with respect to variable rate borrowings under our revolving line of credit and certain variable rate mortgages and notes payable. As of June 30, 2011, we had total variable rate debt outstanding of $137,409.  At June 30, 2011, our variable rate debt outstanding had a weighted average interest rate of 3.64%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2011 would be an increase or decrease in our interest expense for the three months ended June 30, 2011 of $381. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2011 would be an increase or decrease in our interest expense for the six months ended June 30, 2011 of $729.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate caps related to debt on the Hotel 373, New York, NY and our two subordinated notes payable, and we have one interest rate swap related to new debt on the Holiday Inn Express Times Square, New York, NY.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2011 approximately 81.6% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while approximately 18.4% of our outstanding are subject to floating rates, including borrowings under our revolving line of credit..

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2011 to be approximately $585,324 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2011 to be approximately $642,691.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2011, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Mortgages & Notes Payable
Fixed Rate Debt	$4,452	$49,067	$33,369	$43,528	$89,712	$390,979	$611,107
Weighted Average Interest Rate	6.06%	6.07%	6.06%	6.03%	5.94%	5.94%	6.02%

Floating Rate Debt	17,861	40,000	-	-	-	51,548	109,409
Weighted Average Interest Rate	2.75%	3.19%	3.19%	3.19%	3.19%	3.19%	3.12%
	$22,313	$89,067	$33,369	$43,528	$89,712	$442,527	$720,516

Credit Facility
	$-	$-	$28,000	$-	$-	$-	$28,000
Weighted Average Interest Rate			4.25%				4.25%
TOTAL	$22,313	$89,067	$61,369	$43,528	$89,712	$442,527	$748,516

The table incorporates only those exposures that existed as of June 30, 2011, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates principal repayments and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2011	2012	2013	2014	2015	Thereafter	Total

Principal repayments due as of June 30, 2011, as noted above	$22,313	$89,067	$61,369	$43,528	$89,712	$442,527	$748,516

Adjustments (1)

Hampton Inn - West Haven, CT (2)	-	(7,480)	-	-	7,480	-	-
Residence Inn - Carlisle (3)	-	-	(6,665)	-	-	6,665	-
Nu Hotel - Brooklyn, NY (4)	-	(18,000)	18,000	-	-	-	-
Line of Credit Facility (5)	-	-	(28,000)	28,000	-	-	-

Pro Forma Principal Repayments	$22,313	$63,587	$44,704	$71,528	$97,192	$449,192	$748,516

(1) Adjustments reflect principal balances as of June 30, 2011.  Adjustments do not include amortization of principal scheduled to occur subsequent to June 30, 2011 through maturity date or extended maturity date if options are exercised.

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

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011.

There were no changes to the Company’s internal controls over financial reporting during the six months ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented.

10.1	Fourth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated May 18, 2011.

10.2
Hersha Hospitality Trust 2012 Equity Incentive Plan (previously filed on April 18, 2011 as Annex A to Hersha Hospitality Trust's Definitive Proxy Statement on Schedule 14A and incorporated by reference herein).

10.3
Amendment No. 1 to the Hersha Hospitality Trust 2012 Equity Incentive Plan (previously filed on May 31, 2011 as Exhibit 10.1 to Hersha Hospitality Trust's Current Report on Form 8-K and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHA HOSPITALITY TRUST

August 8, 2011	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer