Form 10-Q
period 2011-09-30
HERSHA HOSPITALITY TRUST
filed 2011-11-04
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
☐ Yes ☒ No

As of November 2, 2011, the number of Class A common shares of beneficial interest outstanding was 169,939,126 and there were no Class B common shares outstanding.

Hersha Hospitality Trust

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 [UNAUDITED] AND DECEMBER 31, 2010
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	September 30, 2011	December 31, 2010
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,250,665	$1,245,851
Investment in Unconsolidated Joint Ventures	37,601	35,561
Development Loans Receivable	35,352	41,653
Cash and Cash Equivalents	68,147	65,596
Escrow Deposits	26,701	17,384
Hotel Accounts Receivable, net of allowance for doubtful accounts of $33 and $31	15,219	9,611
Deferred Financing Costs, net of Accumulated Amortization of $8,174 and $5,852	9,287	10,204
Due from Related Parties	6,282	5,069
Intangible Assets, net of Accumulated Amortization of $1,283 and $1,084	7,870	7,934
Deposits on Hotel Acquisitions	30,000	5,500
Other Assets	13,690	12,914
Hotel Assets Held for Sale	93,830	-

Total Assets	$1,594,644	$1,457,277

Liabilities and Equity:
Line of Credit	$29,000	$46,000
Mortgages and Notes Payable, net of unamortized discount of $784 and $983	685,191	648,720
Accounts Payable, Accrued Expenses and Other Liabilities	29,792	28,601
Dividends and Distributions Payable	13,903	9,805
Due to Related Parties	105	939
Liabilities Related to Assets Held for Sale	62,160	-

Total Liabilities	820,151	734,065

Redeemable Noncontrolling Interests - Common Units (Note 1)	$12,638	$19,894

Equity:
Shareholders' Equity:
Preferred Shares: 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at September 30, 2011 and December 31, 2010	24	24
Preferred Shares: 8% Series B, $.01 Par Value, 4,600,000 shares authorized, 4,600,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $115,000) at September 30, 2011 and none issued and outstanding at December 31, 2010	46	-
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at September 30, 2011 and December 31, 2010, 169,938,085 and 169,205,638 Shares Issued and Outstanding at September 30, 2011 and December 31, 2010, respectively	1,699	1,692
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(1,247)	(338)
Additional Paid-in Capital	1,042,048	918,215
Distributions in Excess of Net Income	(297,994)	(236,159)
Total Shareholders' Equity	744,576	683,434

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	16,977	19,410
Noncontrolling Interests - Consolidated Joint Ventures	302	474
Total Noncontrolling Interests	17,279	19,884

Total Equity	761,855	703,318

Total Liabilities and Equity	$1,594,644	$1,457,277

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue:
Hotel Operating Revenues	$80,053	$67,992	$207,006	$172,631
Interest Income from Development Loans	656	1,049	2,810	3,599
Other Revenues	90	79	240	252
Total Revenues	80,799	69,120	210,056	176,482

Operating Expenses:
Hotel Operating Expenses	41,653	36,150	112,605	94,872
Hotel Ground Rent	181	256	692	685
Real Estate and Personal Property Taxes and Property Insurance	4,861	4,713	14,422	12,435
General and Administrative	2,498	1,968	6,619	6,714
Stock Based Compensation	1,495	1,869	4,765	4,025
Acquisition and Terminated Transaction Costs	147	1,213	2,263	4,751
Depreciation and Amortization	12,796	11,381	37,628	32,155
Total Operating Expenses	63,631	57,550	178,994	155,637

Operating Income	17,168	11,570	31,062	20,845

Interest Income	144	12	363	69
Interest Expense	10,621	10,288	30,761	30,906
Other Expense	299	77	866	255
Loss on Debt Extinguishment	21	-	55	730
Income (Loss) before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	6,371	1,217	(257)	(10,977)

Income (Loss) from Unconsolidated Joint Ventures	107	(243)	(1,072)	(1,414)
Impairment of Investment in Unconsolidated Joint Venture	(1,677)	-	(1,677)	-
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	-	2,757	4,008

(Loss) Income from Unconsolidated Joint Venture Investments	(1,570)	(243)	8	2,594

Income (Loss) from Continuing Operations	4,801	974	(249)	(8,383)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	843	345	843	315
Impairment of Assets Held for Sale	(30,248)	-	(30,248)	-
Income (Loss) from Discontinued Operations	2,100	283	2,080	(960)
(Loss) Income from Discontinued Operations	(27,305)	628	(27,325)	(645)

Net (Loss) Income	(22,504)	1,602	(27,574)	(9,028)

(Loss) Income Allocated to Noncontrolling Interests	(1,001)	263	(1,619)	(302)
Preferred Distributions	3,500	1,200	6,999	3,600

Net (Loss) Income applicable to Common Shareholders	$(25,003)	$139	$(32,954)	$(12,326)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.01		$(0.00)		$(0.04)		$(0.09)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	$(0.16)		0.00		$(0.16)		(0.01)

Net Loss applicable to Common Shareholders	$(0.15)		$0.00		$(0.20)		$(0.10)

DILUTED
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.01	*	$(0.00	) *	$(0.04	) *	$(0.09)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.16	) *	$0.00	*	$(0.16	) *	(0.01)

Net Loss applicable to Common Shareholders	$(0.15	) *	$0.00	*	$(0.20	) *	$(0.10)

Weighted Average Common Shares Outstanding:
Basic	168,985,193		138,636,206		168,666,752		125,193,554
Diluted	172,266,298	*	138,636,206	*	168,666,752	*	125,193,554

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Common Units of Limited Partnership Interest	7,246,195	8,242,509	7,331,458	8,994,295
Unvested Stock Awards Outstanding	-	196,560	510,677	258,125
Contingenty Issuable Share Awards	-	988,428	1,754,130	455,283
Options to Acquire Common Shares Outstanding	-	2,245,455	2,503,738	2,006,695
Total potentially dilutive securities excluded from the denominator	7,246,195	11,672,952	12,100,003	11,714,398

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

	Shareholders' Equity								Noncontrolling Interests				Redeemable Noncontrolling Interests
	Series A Preferred Shares	Series B Preferred Shares	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2010	$24	$-	$1,692	$-	$918,215	$(338)	$(236,159)	$683,434	$19,410	$474	$19,884	$703,318	$19,894

Unit Conversion	-	-	2	-	637	-	-	639	(868)	-	(868)	(229)	229
Reallocation of Noncontrolling Interest	-	-	-	-	6,387	-	-	6,387	(13)	-	(13)	6,374	(6,374)
Preferred Stock Offering
Preferred Stock Offering, net of costs	-	46	-	-	110,951	-	-	110,997	-	-	-	110,997	-
Dividends and Distributions declared:
Common Stock ($0.17 per share)	-	-	-	-	-	-	(28,881)	(28,881)	-	-	-	(28,881)	-
Preferred Stock ($1.50 per Series A share)	-	-	-	-	-	-	(3,600)	(3,600)	-	-	-	(3,600)	-
Preferred Stock ($0.74 per Series B share)	-	-	-	-	-	-	(3,399)	(3,399)	-	-	-	(3,399)	-
Common Units ($0.17 per share)	-	-	-	-	-	-	-	-	(718)	-	(718)	(718)	(518)
Contribution by Noncontrolling Interests in consolidated joint venture	-	-	-	-	-	-	-	-	-	342	342	342	-
Deconsolidation of consolidated joint venture	-	-	-	-	-	-	-	-	-	(322)	(322)	(322)	-
Dividend Reinvestment Plan	-	-	-	-	11	-	-	11	-	-	-	11	-
Stock Based Compensation
Grants	-	-	5	-	1,471	-	-	1,476	-	-	-	1,476	-
Amortization	-	-	-	-	4,376	-	-	4,376	-	-	-	4,376	-
Comprehensive Income (Loss):
Other Comprehenive Loss	-	-	-	-	-	(909)	-	(909)	-	-	-	(909)	-
Net Loss	-	-	-	-	-	-	(25,955)	(25,955)	(834)	(192)	(1,026)	(26,981)	(593)
Total Comprehensive Loss								(26,864)	(834)	(192)	(1,026)	(27,890)	(593)

Balance at September 30, 2011	$24	$46	$1,699	$-	$1,042,048	$(1,247)	$(297,994)	$744,576	$16,977	$302	$17,279	$761,855	$12,638

Balance at December 31, 2009	$24	$-	$577	$-	$487,481	$(160)	$(185,725)	$302,197	$27,126	$267	$27,393	$329,590	$14,733

Unit Conversion	-	-	23	-	10,203	-	-	10,226	(10,226)	-	(10,226)	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	(1,813)	-		(1,813)				(1,813)	1,813
Units Issued for Acquisitions	-	-	-	-	-	-	-	-	6,256	-	6,256	6,256	-
Common Share Issuance, net of costs	-	-	794	-	259,970	-	-	260,764	-	-	-	260,764	-
Dividends and Distribution declared:
Preferred Shares ($1.50 per share)	-	-	-	-	-	-	(3,600)	(3,600)	-	-	-	(3,600)	-
Common Shares ($0.15 per share)	-	-	-	-	-	-	(20,816)	(20,816)	-	-	-	(20,816)	-
Common Units ($0.15 per share)	-	-	-	-	-	-	-	-	(869)	-	(869)	(869)	(461)
Dividend Reinvestment Plan	-	-	-	-	9	-	-	9	-	-	-	9	-
Stock Based Compensation
Grants	-	-	4	-	566	-	-	570	-	-	-	570	-
Amortization	-	-	-	-	3,317	-	-	3,317	-	-	-	3,317	-
Comprehensive Loss:
Other Comprehensive Income	-	-	-	-	-	(264)	-	(264)	-	-	-	(264)	-
Net Loss	-	-	-	-	-	-	(8,726)	(8,726)	(414)	325	(89)	(8,815)	(213)
Total Comprehensive Loss								(8,990)	(414)	325	(89)	(9,079)	(213)

Balance at September 30, 2010	$24	$-	$1,398	$-	$759,733	$(424)	$(218,867)	$541,864	$21,873	$592	$22,465	$564,329	$15,872

 The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS]

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Operating activities:
Net loss	$(27,574)	$(9,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	(843)	(315)
Impairment of assets	30,248	-
Depreciation	42,266	37,957
Amortization	2,853	2,069
Debt extinguishment	-	580
Development loan interest added to principal	(1,699)	(1,888)
Equity in income (loss) of unconsolidated joint ventures	(8)	(2,594)
Loss recognized on change in fair value of derivative instrument	55	9
Stock based compensation expense	4,765	4,025
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(5,454)	(5,071)
Escrows	(4,911)	(221)
Other assets	489	(2,900)
Due from related parties	(1,213)	(369)
Increase (decrease) in:
Due to related parties	(834)	5
Accounts Payable, Accrued Expenses and Other Liabilities	766	5,192
Net cash provided by operating activities	38,906	27,451

Investing activities:
Purchase of hotel property assets	(100,780)	(260,755)
Deposits on hotel acquisitions	(28,500)	(1,500)
Capital expenditures	(21,086)	(5,227)
Cash paid for hotel development project	(26,667)	(5,790)
Proceeds from disposition of hotel properties	3,643	2,876
Net changes in capital expenditure escrows	(840)	47
Repayments from and advances to unconsolidated joint ventures	13,406	(13,650)
Investment in notes receivable from unconsolidated joint venture	(1,420)	-
Cash paid for franchise fee intangible	(64)	-
Net cash used in investing activities	(162,308)	(283,999)

Financing activities:
(Repayments of) proceeds from borrowings under line of credit, net	(17,000)	36,500
Principal repayment of mortgages and notes payable	(5,827)	(43,033)
Proceeds from mortgages and notes payable	71,353	31,510
Cash paid for deferred financing costs	(568)	(85)
Proceeds from issuance of preferred stock, net	110,997	-
Proceeds from issuance of common stock, net	-	260,764
Acquisition of interest rate cap	-	(395)
Dividends paid on common shares	(27,130)	(16,699)
Dividends paid on preferred shares	(4,699)	(3,600)
Distributions paid on common partnership units	(1,173)	(1,364)
Net cash provided by financing activities	125,953	263,598

Net increase in cash and cash equivalents	2,551	7,050
Cash and cash equivalents - beginning of period	65,596	11,404

Cash and cash equivalents - end of period	$68,147	$18,454

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are a self-advised Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner. As of September 30, 2011, we owned an approximate 95.9% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $16,977 as of September 30, 2011 and $19,410 as of December 31, 2010.  As of September 30, 2011, there were 4,159,660 Nonredeemable Common Units outstanding with a fair market value of $14,392, based on the price per share of our common shares on the New York Stock Exchange on such date.  In accordance with HHLP's partnership agreement, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

As of September 30, 2011, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the carrying value of the Redeemable Common Units, or $12,638.  The redemption value of the Redeemable Common Units is based on the historical value.  As of September 30, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units historical cost was greater than the fair value of $10,602.  As of December 31, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at fair value since the Redeemable Common Units redemption value of $19,894 was greater than historical cost of $13,521.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
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

Shareholders’ Equity

On May 18, 2011, we completed a public offering of 4,600,000 8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”), liquidation preference $25.00 per share, including 600,000 Series B Preferred Shares subject to an overallotment option exercised by the underwriters.  Net proceeds of the offering, less expenses and underwriters commissions, were approximately $110,997.  Net proceeds from the offering were used to reduce some of the indebtedness outstanding under our revolving line of credit facility and to fund a portion of the purchase price of Courtyard by Marriott, Westside, Los Angeles, CA, which was acquired on May 19, 2011.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Investment in Hotel Properties consists of the following at September 30, 2011 and December 31, 2010:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties consists of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Land	$245,382	$233,869
Buildings and Improvements	1,014,015	1,057,344
Furniture, Fixtures and Equipment	138,946	150,723
Construction in Progress	50,281	15,301
	1,448,624	1,457,237

Less Accumulated Depreciation	(197,959)	(211,386)

Total Investment in Hotel Properties	$1,250,665	$1,245,851

Acquisitions

During the three months ended September 30, 2011, no additional operating hotel properties were acquired.  During the nine months ended September 30, 2011, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Total Purchase Price	Fair Value of Assumed Debt
Holiday Inn Express, Water Street, New York, NY	3/25/2011	$7,341	$28,591	$2,704	$28	$38,664	$-
Capitol Hill Suites, Washington, DC	4/15/2011	$8,095	$35,141	$4,264	$254	$47,754	$32,500
Courtyard by Marriott, Westside, Los Angeles, CA	5/19/2011	$13,489	$27,025	$6,486	$148	$47,148	$-

Total		$28,925	$90,757	$13,454	$430	$133,566	$32,500

Included in the consolidated statements of operations for the three and nine months ended September 30, 2011 are total revenues of $6,731 and $11,540, respectively, and total net income of $766 and net loss of $359, respectively, which represents the results of operations and acquisition costs of the hotels in the table above since the date of acquisition of each of these hotels.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Hotel	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Holiday Inn Express, Water Street, New York, NY	$1,835	$511	$3,606	$175
Capitol Hill Suites, Washington, DC	1,825	(354)	3,596	(1,325)
Courtyard by Marriot, Westside, Los Angeles, CA	3,071	609	4,338	791
Total	$6,731	$766	$11,540	$(359)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data is presented as if all acquisitions completed since January 1, 2010 had been completed on January 1, 2010.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2010 at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Pro Forma Total Revenues	$80,799	$77,268	$215,867	$203,426
Pro Forma Income (Loss) from Continuing Operations	$4,801	$5,219	$832	$(692)
Income (Loss) from Discontinued Operations	(27,305)	628	(27,325)	(645)
Pro Forma Net Income (Loss)	(22,504)	5,847	(26,493)	(1,337)
(Loss) Income allocated to Noncontrolling Interest	1,001	(575)	1,574	(213)
Preferred Distributions	(3,500)	(1,200)	(6,999)	(3,600)
Pro Forma Net Income (Loss) applicable to Common Shareholders	$(25,003)	$4,072	$(31,918)	$(5,150)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$(0.15)	$0.03	$(0.19)	$(0.04)
Diluted	$(0.15)	$0.03	$(0.19)	$(0.04)

Weighted Average Common Shares Outstanding
Basic	168,985,193	138,636,206	168,666,752	125,193,554
Diluted	172,266,298	138,636,206	168,666,752	125,193,554

Asset Development

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from an unaffiliated seller for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company acquired the real property and the improvements for cash and by cancelling an $8,000 development loan on the re-development project made to the seller and by cancelling $300 of accrued interest receivable from the seller.  We have begun the process of re-developing this building into a Hampton Inn.   As of September 30, 2011, we have spent $2,702 in development costs.

On December 28, 2010, we closed on the acquisition of a parcel of land, which includes a multi-story vacant building from an unrelated third party in New Castle, DE.  The total purchase price for the parcel of land and the improvements was $15,301, which was paid in cash.  We have begun the process of converting this building into a Sheraton branded hotel, which is expected to open during the fourth quarter of 2011.  As of September 30, 2011, we have spent $3,978 in development costs.

Purchase and Sale Agreements

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  See “Note 3 – Investment in Unconsolidated Joint Ventures” and “Note 12 – Discontinued Operations” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

Hotel Closing

Effective March 31, 2011, we ceased operations at the Comfort Inn, located in North Dartmouth, MA and are in the process of conveying the asset to the lender.  The closure of the property coincided with the expiration of its franchise agreement.  The property has a carrying value of $1,964, as of September 30, 2011, which approximates its fair value.  See “Note 6 – Debt” for additional discussion regarding the closure of this property.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

We account for our investment in the following unconsolidated joint ventures using the equity method of accounting.  As of September 30, 2011 and December 31, 2010, our investment in unconsolidated joint ventures consists of the following:

Joint Venture	Hotel Properties	Percent Owned	Preferred Return	September 30, 2011	December 31, 2010

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$-	$28
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	1,736	1,852
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	5,017	-
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	22,905	25,935
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	7,943	7,746
				$37,601	$35,561

On April 13, 2010, we purchased a mortgage loan secured by the Courtyard by Marriott, South Boston, MA from Hiren Boston, LLC’s lender for a purchase price of $13,750.  As a result of the purchase of this mortgage loan, we determined that we were the primary beneficiary of Hiren Boston, LLC and, as such, we ceased to account for our investment in Hiren Boston, LLC under the equity method of accounting and began accounting for Hiren Boston, LLC as a consolidated subsidiary.  Our interest in Hiren Boston, LLC was remeasured, and as a result, during the nine months ended September 30, 2010 we recorded a gain of approximately $2,190.

On June 20, 2011, Hiren Boston, LLC refinanced its debt with a third party institutional lender and, as a result, our mortgage interest in the property was terminated and the outstanding principal balance of $13,750 was repaid to us in full.  We have determined that we are no longer the primary beneficiary of Hiren Boston, LLC and it is no longer a consolidated subsidiary of the Company and we have begun to account for our investment in Hiren Boston, LLC under the equity method of accounting.  Our interest in Hiren Boston, LLC has been remeasured and, as a result, we have recorded a gain of approximately $2,757 for the nine months ended September 30, 2011.  The fair value of our interest in Hiren Boston, LLC was based on a third party appraisal, which utilized the market approach.

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $1,677 for those assets for which our investment in the unconsolidated joint venture did not exceed the net proceeds distributable to us based on the purchase price.  These purchase and sale agreements provide that sales of the individual properties may close at different times, and ultimately not all properties may transfer.  However, management believes all sales of all such properties will close and anticipate recording a gain of approximately $1,886 for those hotel properties in which the net proceeds distributable to us exceeds our investment in the joint venture.  Any recognized gain will be recorded upon the disposition. See “Note 12 – Discontinued Operations” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income recognized during the three and nine months ended September 30, 2011 and 2010 for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Inn American Hospitality at Ewing, LLC	-	(81)	(28)	(177)
SB Partners, LLC	73	80	(116)	15
Hiren Boston, LLC	145	-	140	-
Mystic Partners, LLC	(390)	(413)	(1,265)	(1,243)
Metro 29th Street Associates, LLC	279	171	197	(9)
	107	(243)	(1,072)	(1,414)
Impairment from Unconsolidated Joint Ventures	(1,677)	-	(1,677)	-
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	-	2,757	4,008

Income (Loss) from Unconsolidated Joint Venture Investments	$(1,570)	$(243)	$8	$2,594

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

The following tables set forth the total assets, liabilities, equity and components of net income (loss), including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:

Balance Sheets
	September 30, 2011	December 31, 2010
Assets
Investment in hotel properties, net	$141,556	$144,675
Other Assets	33,282	27,970
Assets Held For Sale	19,147	-
Total Assets	$193,985	$172,645

Liabilities and Equity
Mortgages and notes payable	$139,700	$156,976
Other liabilities	41,130	37,797
Liabilities Related to Assets Held For Sale	31,361	-
Equity:
Hersha Hospitality Trust	42,972	38,394
Joint Venture Partner(s)	(61,178)	(60,522)
Total Equity	(18,206)	(22,128)

Total Liabilities and Equity	$193,985	$172,645

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Room Revenue	$20,153	$16,921	$50,116	$46,726
Other Revenue	4,911	4,655	15,590	15,128
Operating Expenses	(15,984)	(14,197)	(43,678)	(41,793)
Interest Expense	(2,197)	(2,440)	(6,101)	(7,630)
Lease Expense	(1,406)	(1,332)	(4,031)	(4,030)
Property Taxes and Insurance	(1,171)	(1,443)	(3,742)	(4,904)
General and Administrative	(1,461)	(1,632)	(4,399)	(4,666)
Loss Allocated to Noncontrolling Interests	(51)	115	(93)	441
Depreciation and Amortization	(1,862)	(2,173)	(5,224)	(7,447)

Net Income (loss) From Continuing Operations	$932	$(1,526)	$(1,562)	$(8,175)
Income from Discontinued Operations	889	703	1,458	1,141

Net Income (Loss)	$1,821	$(823)	$(104)	$(7,034)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Company's share of equity recorded on the joint ventures' financial statements	$42,972	$38,394
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(5,371)	(2,833)
Investment in Unconsolidated Joint Ventures	$37,601	$35,561

(1)	Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

●       cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements;
●       our basis in the investment in joint ventures not recorded on the joint ventures' financial statements; and
●       accumulated amortization of our equity in joint ventures that reflects our portion of the excess of the fair value of joint ventures' assets on the date of our investment over the carrying value of the assets recorded on the joint ventures’ financial statements.  This basis difference is amortized over the life of the properties with the amortization being included in Income from Unconsolidated Joint Venture Investments on our consolidated statements of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 - DEVELOPMENT LOANS RECEIVABLE

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the nine months ended September 30, 2011, no such loans were originated by us.  Interest income from development loans was $656 and $1,049 for the three months ended September 30, 2011 and 2010, respectively.   Interest income from development loans was $2,810 and $3,599 for the nine months ended September 30, 2011 and 2010, respectively.   Accrued interest on our development loans receivable was $3,486 and $3,013 as of September 30, 2011 and December 31, 2010, respectively.  Accrued interest on our development loans receivable as of September 30, 2011 does not include cumulative interest income of $7,353 which has been accrued and paid in-kind by adding it to the principal balance of certain loans as indicated in the table below.

Hotel Property	Borrower	Principal Outstanding September 30, 2011		Principal Outstanding December 31, 2010	Interest Rate	Maturity Date (1)
Operational Hotels
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC*	5,000		5,000	11%	April 1, 2012
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC*	2,000		2,000	11%	August 6, 2012
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC*	1,000		1,000	10%	November 1, 2012
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC*	14,048	(2)	12,939	11%	December 31, 2011

Construction Hotels
Hyatt Union Square - New York, NY (3)	Risingsam Union Square, LLC	13,304	(2)	12,714	10%	December 31, 2011
Hampton Inn - New York, NY (4)	SC Waterview, LLC	-		8,000	10%	December 31, 2011

Total Development Loans Receivable		$35,352		$41,653

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

(2)	We have amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan:

	Three Months Ended September 30,		Interest Income Nine Months Ended September 30,		Cumulative
Borrower	2011	2010	2011	2010	Interest Income Paid In Kind
Risingsam Union Square, LLC	$-	$309	$589	$894	$3,304
44 Lexington Holding, LLC	384	344	1,110	994	4,049

Total	$384	$653	$1,699	$1,888	$7,353

(3)
On June 14, 2011, we entered into a purchase and sale agreement to acquire the Hyatt Union Square hotel in New York, NY for total consideration of $104,303.  The consideration to the seller consists of $36,000 to be paid to the seller in cash, the cancellation by the Company of a $10,000 development loan, and $3,304 of accrued interest on the loan and the assumption by the Company of two mortgage loans secured by the hotel in the original aggregate principal amount of $55,000. In accordance with terms of the purchase and sale agreement, we have ceased accruing interest on this $10,000 development loan as of June 14, 2011.

(4)
On July 22, 2011, we completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from SC Waterview, LLC.  Consideration given in exchange for the property and improvements include the cancellation of a development loan in the original principal amount of $8,000, made to an affiliate of the seller and the cancellation $300 of the accrued interest receivable on the development loan.  See “Note 2 – Investment in Hotel Properties” for additional discussion of this transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Transaction Costs	$711	$340
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	6,608	6,986
Interest Receivable from Development Loans to Non-Related Parties	1,600	1,767
Hotel Purchase Option	933	933
Other	2,343	1,340
	$13,743	$12,914

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

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,887 as of September 30, 2011, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – We have an option to acquire a 49% interest in the entity that owns the Holiday Inn Express – Manhattan.  This option is exercisable after October 31, 2011 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.

Deposits on Hotel Acquisitions

As of September 30, 2011, we had $30,000 in non-interest bearing deposits related to the acquisition of hotel properties, of which $19,000 is related to the deposit on Hyatt Union Square, New York, NY.  Please see “Note 4 – Development Loans Receivable,” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages and Notes Payable

We had total mortgages payable at September 30, 2011, and December 31, 2010 of $695,656 (including $62,160 in outstanding mortgage indebtness related to assets held for sale) and $596,949, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.24% to 8.25% as of September 30, 2011. Aggregate interest expense incurred under the mortgage loans payable totaled $10,248 and $9,443 for the three months ended September 30, 2011 and 2010, respectively, and $29,053 and $28,279 for the nine months ended September 30, 2011 and 2010, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 13 of our hotel properties were not met as of September 30, 2011.  Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties.   However, these covenants do not constitute an event of default for these loans. As of September 30, 2011, we were in compliance with all events of default covenants under the applicable loan agreements, with the exception of our non-recourse mortgage loan payable on the Comfort Inn, North Dartmouth, MA.  As noted in “Note 2 – Investment in Hotel Properties,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  We are currently in discussions to transfer title to the property to the lender.  As of September 30, 2011, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,968 and $163, respectively.

As of September 30, 2011, the maturity dates for the outstanding mortgage loans ranged from January 2012 to September 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  Effective July 30, 2010, the $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  Prior to this, the $25,774 note issued to Hersha Statutory Trust I incurred interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II incurred interest at a fixed rate of 7.173% per annum through July 30, 2010.  The weighted average interest rate on our two junior subordinated notes payable during the three months ended September 30, 2011 and 2010 was 3.33% and 4.77%, respectively.  The weighted average interest rate on our two junior subordinated notes payable for the nine months ended September 30, 2011 and 2010 was 3.31% and 6.44%, respectively.  Interest expense in the amount of $429 and $615 was recorded for the three months ended September 30, 2011 and 2010, respectively and $1,282 and $2,491 was recorded for the nine months ended September 30, 2011 and 2010, respectively.

Other Notes Payable

HHLP has entered into a management agreement with an unaffiliated hotel manager that has extended a $217 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  On September 1, 2011, we terminated the management agreements with Lodgeworks, L.P. (“Lodgeworks”), with respect to the two Hyatt Summerfield Suites located in Charlotte, NC, and Bridgewater, NJ.  In connection with this termination, we repaid $84 as a partial repayment of the interest free loan due to Lodgeworks as a result of our acquisition of Summerfield Suites portfolio.  The remaining balance of the note payable, net of unamortized discount, was $147 as of September 30, 2011 and $223 as of December 31, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Revolving Line of Credit

We maintain a revolving line of credit, pursuant to a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for the swingline loans.  Borrowings under the revolving line of credit may be used for working capital and general corporate purposes and for the purchase of additional hotels.  The revolving line of credit expires on November 5, 2013, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the revolving line of credit for an additional one-year period.

The revolving line of credit is collateralized by a first lien-security interest in all existing and future unencumbered assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following hotel properties:

- Hampton Inn, Danville, PA	- Residence Inn, Langhorne, PA
- Hampton Inn, Philadelphia, PA	- Residence Inn, Norwood, MA
- Hampton Inn, Carlisle, PA	- Sheraton Hotel, JFK Airport, New York, NY
- Hampton Inn, Selinsgrove, PA	- Hampton Inn, Washington, DC
- Holiday Inn, Norwich, CT	- Hampton Inn (Pearl Street), New York, NY
- Towneplace Suites, Harrisburg, PA	- Hyatt Place, King of Prussia, PA
- Comfort Inn, Harrisburg, PA

At our option, the interest rate on loans provided under the revolving line of credit will be either (i) the variable prime rate, as defined in the credit agreement, plus an applicable margin ranging between 150 and 175 basis points per annum or (ii) LIBOR plus an applicable margin ranging between 350 and 375 basis points per year, subject to a floor of 4.25%.

The credit agreement providing for the revolving line of credit includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

●	a fixed charge coverage ratio of not less than 1.25 to 1.00 for periods prior to September 30, 2011, 1.35 to 1.00 for periods prior to September 30, 2012, and 1.45 to 1.00 thereafter; and
●	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00

The Company is in compliance with each of the covenants listed above as of September 30, 2011.

The outstanding principal balance under the revolving line of credit was $29,000 as of September 30, 2011 and $46,000 as of December 31, 2010. The Company recorded interest expense of $487 and $768 related to the revolving line of credit borrowings for the three months ended September 30, 2011 and 2010, respectively, and $1,674 and $1,951 for the nine months ended September 30, 2011 and 2010, respectively.  The weighted average interest rate on our revolving line of credit during the three months ended September 30, 2011 and 2010 was 4.45% and 4.28%, respectively, and for the nine months ended September 30, 2011 and 2010 was 4.37% and 4.28%, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

As of September 30, 2011, we had $8,563 in irrevocable letters of credit issued and our remaining borrowing capacity under the revolving line of credit was $212,437.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of September 30, 2011, the carrying value and estimated fair value of the Company’s debt was $776,351 and $777,850, respectively.  As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $694,720 and $658,487, respectively.

Capitalized Interest

We utilize mortgage debt and our revolving line of credit to finance on-going capital improvement projects at our properties.  Interest incurred on mortgages and the revolving line of credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months and nine months ended September 30, 2011, we capitalized interest of $536 and $887, respectively.  No interest was capitalized for the three and nine months ended September 30, 2010.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of September 30, 2011, deferred financing costs were $9,287, net of accumulated amortization of $8,174.  Amortization of deferred costs for the three months ended September 30, 2011 and 2010 was $877 and $559, respectively, and for the nine months ended September 30, 2011 and 2010 was $2,507 and $1,635, respectively.

New Debt/Refinance

On September 29, 2011, we entered into a $30,000 mortgage loan secured by our Courtyard by Marriott, Westside, Los Angeles, CA, property.   Previously, this property was included as collateral on our line of credit.  The new mortgage loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.85% with a floor of 0.75% and matures on September 29, 2015.  As a result of this new debt, we capitalized $404 in deferred financing costs.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 4.947%.  See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

Also, on September 29, 2011, we refinanced the $11,913 mortgage loan secured by a land parcel located on Eighth Avenue, New York, NY.  The new mortgage loan bears interest at a variable rate of Wall Street Journal Prime Rate plus 1.0%, at no time less than 6.0% or more than 16.0% and matures on July 1, 2013.  As a result of this refinancing, we incurred $152 in deferred financing costs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended September 30, 2011 and 2010, base management fees incurred totaled $2,659 and $2,113, respectively, and for the nine months ended September 30, 2011 and 2010, base management fees incurred totaled $6,693 and $5,310, respectively and are recorded as hotel operating expenses.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended September 30, 2011 and 2010 was $6,461 and $5,414, respectively, and for the nine months ended September 30, 2011 and 2010 was $16,655 and $13,640, respectively and are recorded as hotel operating expense.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended September 30, 2011 and 2010, the Company incurred accounting fees of $454 and $385, respectively, and for the nine months ended September 30, 2011 and 2010, the Company incurred accounting fees of $1,363 and $1,143, respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred information technology fees of $115 and $83, respectively, and for the nine months ended September 30, 2011 and 2010 we incurred $340 and $251, respectively.  Accounting fees and information technology fees are included in hotel operating expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended September 30, 2011 and 2010, we incurred fees of $400 and $58, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred fees of $972 and $165, respectively, which were capitalized with the cost of fixed asset additions.

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

Hotel Supplies

For the three months ended September 30, 2011 and 2010, we incurred charges for hotel supplies of $35 and $23, respectively and for the nine months ended September 30, 2011 and 2010 we incurred charges of $80 and $67, respectively.  For the three months ended September 30, 2011 and 2010, we incurred charges for capital expenditure purchases of $6,482 and $1,207, respectively and for the nine months ended September 30, 2011 and 2010 we incurred charges of $13,764 and $3,740, respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $123 and $22 is included in accounts payable at September 30, 2011 and December 31, 2010, respectively.

Due from Related Parties

The due from related party balance as of September 30, 2011 and December 31, 2010, was approximately $6,282 and $5,069, respectively. The balances primarily consisted of accrued interest due on our development loans, a note receivable from one of our unconsolidated joint ventures, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The due to related parties balance as of September 30, 2011 and December 31, 2010, was approximately $105 and $939, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended September 30, 2011 and 2010, we incurred $181 and $256, respectively, and for the nine months ended September 30, 2011 and 2010, we incurred $692 and $685, respectively of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
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

As of September 30, 2011, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of September 30, 2011 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
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

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 4%, originated concurrently with the debt associated with the Holiday Inn Express Times Square, NY. Under the terms of this interest rate swap, we pay fixed rate interest of 1.24% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 5.24%. The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $41,580 as of September 30, 2011. This swap matures on June 1, 2014.

On September 29, 2011, we entered into an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.85%, originated concurrently with the debt associated with the Courtyard by Marriott, Westside, Los Angeles, CA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.947% per annum.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $30,000 as of September 30, 2011.  This interest rate swap matures on September 29, 2015.

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

The following table shows the estimated fair value of our derivatives at September 30, 2011 and December 31, 2010:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	September 30, 2011	December 31, 2010
May 9, 2011	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2012	-	-
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	-	(4)
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	2	50
May 31, 2011	Variable Rate Mortgage - Holiday Inn Express, Times Square, New York, NY	Swap	June 1, 2014	(675)	-
September 29, 2011	Variable Rate Mortgage - Courtyard by Marriot, Westside, Los Angeles, CA	Swap	September 29, 2015	(244)
				$(917)	$46

The fair value of our interest rate caps is included in other assets at September 30, 2011 and December 31, 2010 and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2011 and December 31, 2010.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $658 and a loss of $67 for the three months ended September 30, 2011 and 2010, respectively and loss of $909 and a loss of $264 for the nine months ended September 30, 2011 and 2010, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
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

●
2011 Annual LTIP - On March 16, 2011, the Compensation Committee adopted the 2011 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of common shares.  Shares are earned under the 2011 Annual LTIP based on achieving a threshold, target or maximum level of performance in certain defined areas of performance.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  Any common shares issued in settlement of equity awards under the 2011 Annual LTIP will be made pursuant to the 2012 Plan.  Stock based compensation expense of $93 was recorded for the three months ended September 30, 2011 and $216 for the nine months ended September 30, 2011, for the 2011 Annual LTIP and is included in stock based compensation on the consolidated statement of operations.

●
2010 Annual LTIP - On March 30, 2011, 440,669 shares were issued pursuant to the 2010 Annual LTIP of which 25% vested immediately and the remaining will vest 25% on December 31, 2011, 25% on December 31, 2012, and 25% on December 31, 2013.  The grant date fair value of the shares awarded was $5.98 per share.  Stock based compensation expense related to the 2010 Annual LTIP program of $205 and $79 was recorded for the three months ended September 30, 2011 and 2010, respectively, and $497 and $139 was recorded for the nine months ended September 30, 2011 and 2010, respectively.  As of December 31, 2010, the Company determined that it was probable the performance conditions for the 2010 Annual LTIP would be satisfied and a liability of $812 was included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheet as of September 30, 2011 for unissued shares under this program.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

 Multi-Year LTIP

On May 7, 2010, the Compensation Committee also adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares to be issued in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $798 and $799 for the three months ended September 30, 2011 and 2010, respectively, and $2,393 and $1,286 was recorded for the nine months ended September 30, 2011 and 2010, respectively, for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of September 30, 2011 was $7,181 and as of December 31, 2010 was $9,575.

Performance Share Awards

Performance shares granted in the third quarter of 2009 were earned in their entirety based on the Company’s common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of common shares.  The Company accounted for these grants as market based awards where the Company estimated the unearned compensation at grant date fair value which was amortized into compensation cost over the performance period, which ended on August 4, 2010.  Stock based compensation expense of $480 was incurred during the three months ended September 30, 2010 and $725 was incurred during the nine months ended September 30, 2010 related to these performance share awards.

Restricted Share Awards

Stock based compensation expense related to the restricted share awards, consisting of restricted common shares issued to executives and employees of the Company, of $350 and $508 was incurred during the three months ended September 30, 2011 and 2010, respectively, and $1,312 and $1,720 was incurred during the nine months ended September 30, 2011 and 2010, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2011 and December 31, 2010 was $1,720 and $2,940, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
June 1, 2007	214,582	$12.32	4 years	25%/year	214,582	160,933	-	275
June 2, 2008	278,059	$8.97	4 years	25%/year	208,542	139,028	416	883
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,962	2,308	5	9
June 1, 2009	744,128	$2.80	4 years	25%/year	372,483	186,241	867	1,258
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	91,151	42,784	347	515
June 30, 2011	17,692	$5.57	2-4 years	25-50%/year	-	-	85	-
Total	1,440,385				889,720	531,294	$1,720	$2,940

Trustees

Annual Retainer

On March 16, 2011, the Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. The number of shares issued on March 31, 2011 was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2010.  Shares issued under this program become fully vested on December 31, 2011.  Compensation expense incurred for the three and nine months ended September 30, 2011, respectively was $36 and $109.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	Unearned Compensation September 30, 2011
March 30, 2011	24,384	$5.98	1 year	100%	$36

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, which will vest 33% on December 31, 2011, 33% on December 31, 2012, and 33% on December 31, 2013. Compensation expense for the multi-year long-term equity incentive incurred for the three months ended September 30, 2011 was $6 and for the nine months ended September 30, 2011 was $18.  Unearned compensation related to the multi-year long term equity incentives was $57 for September 30, 2011.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $133 and $125 was incurred during nine months ended September 30, 2011 and 2010, respectively and is recorded in stock based compensation on the statement of operations.  Shares awards issued to the Board of Trustees are immediately vested.  On June 1, 2011, 22,800 shares were issued to the Board of Trustees at a price on the date of grant of $5.83.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $7 and $3 for the three months ended September 30, 2011 and 2010, respectively   The Company recorded stock based compensation expense of $87 and $30 for the nine months ended September 30, 2011 and 2010, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2011 and December 31, 2010 was $73 and $20, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2008 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
January 6, 2011	17,410	$6.66	1.5 years	50%/year	8,705	-	58	-
March 25, 2010	6,000	$5.02	2 years	50%/year	3,000	-	15	20
Total	23,410				11,705	0	$73	$20

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
BASIC AND DILUTED*
Income (Loss) from Continuing Operations	$4,801	$974	$(249)	$(8,383)
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(45)	(186)	527	275
Distributions to 8.0% Preferred Shareholders	(3,500)	(1,200)	(6,999)	(3,600)
Dividends Paid on Unvested Restricted Shares	(56)	(45)	(176)	(144)
Income (Loss) from Continuing Operations applicable to Common Shareholders	1,200	(457)	(6,897)	(11,852)

Discontinued Operations
(Loss) Income from Discontinued Operations	(27,305)	628	(27,325)	(645)
Loss (Income) from Discontinued Operations allocated to Noncontrolling Interests	1,046	(77)	1,092	26
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(26,259)	551	(26,233)	(619)

Net (Loss) Income applicable to Common Shareholders	$(25,059)	$94	$(33,130)	$(12,471)

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact..

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (continued

	Three Months Ended			Nine Months Ended
	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Denominator:
Weighted average number of common shares - basic	168,985,193	138,636,206		168,666,752	125,193,554
Effect of dilutive securities:
Restricted Stock Awards	296,101	-	**	- **	- **
Contingently Issued Shares	1,385,723	-	**	- **	- **
Option to acquire common shares	1,599,281	-	**	- **	- **
Partnership Units	- *	-	*	- *	- *
Weighted average number of common shares - diluted	172,266,298	138,636,206		168,666,752	125,193,554

	Three Months Ended			Nine Months Ended
	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.01	$(0.00)		$(0.04)	$(0.09)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.16)	0.00		(0.16)	(0.01)
Net (Loss) Income applicable to Common Shareholders	$(0.15)	$0.00		$(0.20)	$(0.10)

DILUTED*
Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.01	$(0.00)		$(0.04)	$(0.09)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.16)	0.00		(0.16)	(0.01)
Net (Loss) Income applicable to Common Shareholders	$(0.15)	$0.00		$(0.20)	$(0.10)

           *Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Common Units of Limited Partnership Interest	7,246,195	8,242,509	7,331,458	8,994,295
Unvested Stock Awards Outstanding	-	196,560	510,677	258,125
Contingenty Issuable Share Awards	-	988,428	1,754,130	455,283
Options to Acquire Common Shares Outstanding	-	2,245,455	2,503,738	2,006,695
Total potentially dilutive securities excluded from the denominator	7,246,195	11,672,952	12,100,003	11,714,398

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON-CASH ACTIVITIES

Interest paid during the nine months ended September 30, 2011 and 2010 totaled $31,744 and $32,968, respectively.

The following non-cash activities occurred during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended,
	September 30, 2011	September 30, 2010
Common Shares issued as part of the Dividend Reinvestment Plan	$11	$9
Issuance of Common Shares to the Board of Trustees	133	125
Acquisitions of hotel properties:
Issuance of Common Units	-	6,256
Debt assumed, net of discount	32,500	11,937
Settlement of notes receivable and accrued interest receivable	-	1,408
Interests in unconsolidated joint ventures used as consideration	-	4,133
Settlement of development loans receivable principal and accrued interest revenue receivable	8,300	7,839
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	1,699	1,888
Conversion of Common Units to Common Shares	639	10,226
Reallocation of noncontrolling interest	6,387	(1,813)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

In September 2009, our Board of Trustees authorized management of the Company to sell the Holiday Inn Express, New Columbia, PA.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2010.  The hotel was acquired by the Company in January 1999 and was sold to an unrelated buyer in July 2010 for consideration of $3,000 with a gain on sale of $345.

Our Board of Trustees authorized management of the Company to sell the Comfort Inn, West Hanover, PA in May 2011.  The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2011 and 2010.  The hotel was acquired by the Company in May 1998 and was sold to an unrelated buyer in July 2011 for consideration of $5,250 with a gain on sale of approximately $967.

On August 15, 2011, the company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties for an aggregate purchase price of approximately $155,000. Four of the properties included in the purchase and sale agreements are owned in part by the Company through an unconsolidated joint venture.  See “Note 3 – Investment in Unconsolidated Joint Ventures” for information on these four properties. On May 2011, our Board of Trustees authorized management of the Company to sell this portfolio.  The operating results of this portfolio were reclassified to discontinued operations in the statement of operations for the three and nine months ended September 30, 2011 and 2010.  The 18 non-core hotel properties in the portfolio were acquired by the Company between 1998 and 2006.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $30,248 for those consolidated assets for which the anticipated net proceeds do not exceed the carrying value.  These purchase and sale agreements provide that sales of the individual properties may close at different times, and ultimately not all properties may transfer.  However, management believes all sales of all such properties will close and anticipate recording a gain of approximately $4,900 for those consolidated hotel properties in which the carrying value exceeds the purchase price, which will be recorded upon their disposition.

Assets held for sale and liabilities related to assets held for sale consisted of the following as of September 30, 2011:

September 30, 2011

Land	$12,313
Buildings and Improvements	100,399
Furniture, Fixtures and Equipment	28,459
141,171

Less Accumulated Depreciation	(47,341)

Assets Held for Sale	$93,830

Liabilities Related to Assets Held for Sale	$62,160

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (continued)

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue:
Hotel Operating Revenues	$12,647	$12,110	$33,222	$32,453
Other Revenues	10	12	35	38
Total Revenues	12,657	12,122	33,257	32,491
Expenses:
Hotel Operating Expenses	$7,645	$8,076	$21,340	$21,822
Hotel Ground Rent	112	108	329	325
Real Estate and Personal Property Taxes and Property Insurance	510	568	1,527	1,669
General and Administrative	(5)	1	14	11
Acquisition and Termination Transaction Costs	-	-	(25)	20
Interest Expense	1,042	1,143	3,113	3,607
Depreciation and Amortization	1,229	1,946	4,855	5,997
Other Expense	2	(3)	2	(3)
Loss on Debt Extinguishment	22	-	22	3
Total Expenses	10,557	11,839	31,177	33,451

Income (Loss) from Discontinued Operations	$2,100	$283	$2,080	$(960)

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

General

As of September 30, 2011, we owned interests in 79 hotels, located primarily in the eastern United States, including interests in 15 hotels owned through joint ventures. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a taxable REIT subsidiary (“TRS”), provided that the TRS engages an eligible independent contractor to manage the hotels.  As of September 30, 2011, we have leased all of our hotels to a wholly-owned TRS, a joint venture-owned TRS, or an entity owned in part by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with eligible independent contractors, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS.

The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to hotel operations. The TRS is also subject to income tax on its earnings.

Outlook

We believe the improvements we made in our equity and debt capitalization and repositioning of our portfolio in 2010 better enables us to capitalize on further improvements in lodging fundamentals.  During the first nine months of 2011, we have seen continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston and Philadelphia.  We will continue to seek acquisition opportunities primarily in high barrier to entry markets, such as New York, Washington, D.C., Boston, and Los Angeles.  In addition, we are looking, and will continue to look, for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.  Presently, we do not expect to actively pursue acquisitions made through joint ventures; however, we may seek to buyout or sell our joint venture interest to select existing joint venture partners.  We do not expect to actively pursue additional development loans or land leases.  While property joint ventures, development loans and land leases played an important role in our growth over the last five years, we do not expect them to play the same role in our near-term future.

While lodging demand has continued to improve on a year-over-year basis in the quarter, we believe several key factors continue to negatively affect the economic recovery and add to general market uncertainty. These factors, include, but are not limited to: (i) the sovereign debt crisis in Europe, (ii) continued high unemployment, (iii) slower than expected growth in GDP, and (iv) a lack of confidence in the ability of the U.S. political process to address long-term budget and policy issues. Therefore, while we believe that lodging demand will continue to increase in the fourth quarter of 2011, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.  In addition, the market for hotel level financing for new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Further, we cannot assure that we will not experience defaults under our development loans.  The lack of financing for our borrowers and potential buyers may result in borrower defaults or prevent borrowers or us from disposing of properties held for sale. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third-party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

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

The following table outlines operating results (excluding those hotel assets which are currently held for sale) for the Company’s portfolio of wholly-owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and nine months ended September 30, 2011 and 2010:

CONSOLIDATED HOTELS:
	Three Months Ended,			Nine Months Ended,
	September 30, 2011	September 30, 2010	% Variance	September 30, 2011	September 30, 2010	% Variance

Occupancy	80.66%	79.62%	1.0%	74.41%	74.50%	-0.1%
Average Daily Rate (ADR)	$157.94	$147.75	6.9%	$151.20	$140.34	7.7%
Revenue Per Available Room (RevPAR)	$127.40	$117.64	8.3%	$112.50	$104.56	7.6%

Room Revenues	$76,599	$65,308	17.3%	$197,821	$165,413	19.6%
Total Revenues	$80,053	$67,992	17.7%	$207,006	$172,631	19.9%

The following table outlines operating results for the three and nine months ended September 30, 2011 and 2010, for hotels we own through an unconsolidated joint venture interest (excluding those hotel assets which are currently held for sale). These operating results reflect 100% of the operating results of the properties including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended,			Nine Months Ended,
	September 30, 2011	September 30, 2010	% Variance	September 30, 2011	September 30, 2010	% Variance

Occupancy	72.76%	69.98%	2.8%	67.53%	65.93%	1.6%
Average Daily Rate (ADR)	$153.37	$146.08	5.0%	$146.60	$139.55	5.1%
Revenue Per Available Room (RevPAR)	$111.59	$102.23	9.2%	$99.00	$92.01	7.6%

Room Revenues	$20,153	$16,921	19.1%	$50,116	$46,726	7.3%
Total Revenues	$25,151	$21,631	16.3%	$65,811	$61,935	6.3%

RevPAR for the three and nine months ended September 30, 2011 increased 8.3% and 7.6%, respectively, for our consolidated hotels and increased 9.2% and 7.6%, respectively, for our unconsolidated hotels when compared to the same period.  This increase in RevPAR was primarily due to continued stabilization in demand as a result of improving economic conditions.  This stabilization in demand resulted in an increase in RevPAR driven by increases in ADR for the portfolio for the nine months ended September 30, 2011.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 TO SEPTEMBER 30, 2010
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the three months ended September 30, 2011 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $12,061, or 17.7%, from $67,992 for the three months ended September 30, 2010 to $80,053 for the same period in 2011.

Acquisitions consummated subsequent to the third quarter of 2010, were responsible for $6,731 of the increase in hotel operating revenues.  We acquired interests in the following three consolidated hotels which contributed the following operating revenues for the three months ended September 30, 2011:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Holiday Inn Express	Water Street, New York, NY	March 25, 2011	112	1,835
Capitol Hill Suites	Washington, DC	April 15, 2011	152	1,825
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	3,071
			524	$6,731

Revenue from these hotels acquired since the third quarter 2010 is included in hotel operating revenue for the three months ended September 30, 2011, but did not contribute to revenue during the same period in 2010.

We also acquired an interest in the following consolidated hotel during the third quarter of 2010, which accounted for an increase in hotel operating revenues of $1,955 for the three months ended September 30, 2011 when compared to the same period in 2010:

				Hotel Operating Revenues Three Months Ended
Brand	Location	Acquisition Date	Rooms	September 30, 2011	September 30, 2010

Hampton Inn	Washington, DC	September 1, 2010	228	3,107	1,152

This hotel was owned, and contributed revenue, for the entire three months ended September 30, 2011, but was owned, and contributed revenue, for only a portion of the three months ended September 30, 2010.

In addition, accounting for $3,375 in the total increase in hotel operating revenues, is improvement in the ADR and occupancy within our total consolidated portfolio for the three months ended September 30, 2011 when compared to the same period in 2010.  ADR at our consolidated hotels increased 6.9% from $147.75 per room for the three months ended September 30, 2010 to $157.94 per room during the same period in 2011.  Our occupancy rate increased 104 basis points from 79.62% during the three months ended September 30, 2010 to 80.66% for the same period in 2011.

Interest income from development loans decreased $393 or 37.5% to approximately $656 for the three months ended September 30, 2011 from $1,049 for the three months ended September 30, 2010.  In connection with entering into a purchase and sale agreement to acquire the Hyatt Union Square in New York, NY on June 14, 2011 and acquiring a development project on Pearl Street in New York, NY, we ceased accruing interest for both development loans.

Of the $35,352 in development loans receivable outstanding as of September 30, 2011, $22,048, or 62.4%, is invested in hotels that are operating and generating revenue, and $13,304, or 37.6%, is invested in a hotel construction project with significant progress made toward completion.

As hotel developers are engaged in constructing new hotels or renovating existing hotels, the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  One of our development loans, which is a loan to an entity affiliated with certain of our non-independent trustees and executive officers, allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $384 in accrued interest on this loan was added to principal for the three months ended September 30, 2011.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues increased $11, from $90 for the three months ended September 30, 2011 to $79 during the three months ended September 30, 2010.

Expenses

Total hotel operating expenses increased $5,503, or 15.2%, to approximately $41,653 for the three months ended September 30, 2011 from $36,150 for the three months ended September 30, 2010.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2010, as mentioned above.  The acquisitions also resulted in a $1,415, or 12.4%, increase in depreciation and amortization expense from $11,381 for the three months ended September 30, 2010 to $12,796 for the three months ended September 30, 2011.  Real estate and personal property tax and property insurance increased $148, or 3.1%, in the three months ended September 30, 2011 when compared to the same period in 2010.

General and administrative expense increased $530, or 26.9%, from $1,968, for the three months ended September 30, 2010 to $2,498 for the three months ended September 30, 2011.  Expenses increased due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense decreased $374 when comparing the three months ended September 30, 2011 to the same period in 2010.  The decrease in non-cash stock based compensation is due primarily to 2010 performance shares approved by the Compensation Committee of the Board of Trustees on on September 13, 2010, for which $480 in stock based compensation expense was recognized for the three months ended September 30, 2010.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $1,066 from $1,213 for the three months ended September 30, 2010 to $147 for the three months ended September 30, 2011 due to the number of acquisitions consummated during the three months ended September 30, 2010, as compared to the three months ended September 30, 2011.  For the three months ended September 30, 2011, we incurred $59 in acquisition costs related to our acquisitions.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

We recorded a loss from our investment in unconsolidated joint ventures of $1,570 and a loss of $243 for the three months ended September 30, 2011 and 2010, respectively.  On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $1,677 for those assets for which our investment in the joint venture exceeds the anticipated net proceeds distributable to us based on the purchase price.  See “Note 12 – Discontinued Operations” of the notes to the consolidated financial statements for the nine months September 30, 2011 and 2010 (unaudited) for more information.

Partially, offsetting this impairment loss was income of approximately $145 recorded from our investment in the Hiren Boston, LLC joint venture, recorded during the three months ended September 30, 2011.  Effective June 20, 2011, we determined we were no longer the primary beneficiary of Hiren Boston, LLC and began to account for our investment under the equity method of accounting.  For the three months ended September 30, 2010, Hiren Boston, LLC was a consolidated subsidiary of the Company.  See “Note 3-Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the nine months September 30, 2011 and 2010 (unaudited) for more information.

Net Income (Loss)

Net loss applicable to common shareholders for the three months ended September 30, 2011 was $25,003 compared to a net income applicable to common shareholders of $139 for the same period in 2010.

Operating income for the three months ended September 30, 2011 was $17,168 compared to an operating income of $11,570 during the same period in 2010.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred since September 30, 2010.

In May 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $2,300 for the third quarter of 2011 when compared to the same period in 2010.

Interest expense increased $333 from $10,288 for the three months ended September 30, 2010 to $10,621 for the three months ended September 30, 2011, due primarily to an increased average balance on our line of credit.

As noted above, we entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $30,248 for those consolidated assets which the anticipated net proceeds do not exceed the carrying value. These purchase and sale agreements provide that sales of the individual properties may close at different times and ultimately not all properties may transfer.  However management believes all sales of all such properties will close and anticipate recording a gain of approximately $4,900 for those hotel properties in which the carrying value exceeds the purchase price, which will be recorded upon their disposition.  The operating results of this portfolio were reclassified to discontinued operations in the statement of operations for the three months ended September 30, 2011 and 2010.  See “Note 12 – Discontinued Operations” of the notes to the consolidated financial statements for the nine months September 30, 2011 and 2010 (unaudited) for more information.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 TO SEPTEMBER 30, 2010
(dollars in thousands, except per room and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2011 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly-owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $34,375 or 19.9%, from $172,631 for the nine months ended September 30, 2010 to $207,006 for the same period in 2011.

Acquisitions consummated subsequent to the third quarter of 2010, were responsible for $11,507 of the increase in hotel operating revenues.  We acquired interests in the following three consolidated hotels which contributed the following operating revenues for the nine months ended September 30, 2011:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues

Holiday Inn Express	Water Street, New York, NY	March 25, 2011	112	3,581
Capitol Hill Suites	Washington, DC	April 15, 2011	152	3,588
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	4,338
			524	$11,507

Revenue from these hotels acquired since the third quarter of 2010 is included in hotel operating revenue for the nine months ended September 30, 2011, but did not contribute to revenue during the same period in 2010.

We also acquired interests in the following five consolidated hotels during the first nine months of 2010 which accounted for an increase in hotel operating revenues of $16,064 for the nine months ended September 30, 2011 when compared to the same period in 2010:

				Hotel Operating Revenues Nine Months Ended
Brand	Location	Acquisition Date	Rooms	September 30, 2011	September 30, 2010

Holiday Inn	Wall Street, New York, NY	May 7, 2010	113	4,653	2,605
Hampton Inn	Times Square, New York, NY	February 9, 2010	184	9,288	7,516
Holiday Inn Express	Times Square, New York, NY	February 9, 2010	188	9,812	8,184
Candlewood Suites	Times Square, New York, NY	February 9, 2010	210	7,855	6,047
Hampton Inn	Washington, DC	September 1, 2010	228	9,960	1,152
			923	$41,568	$25,504

These hotels were owned, and contributed revenue, for the entire nine months ended September 30, 2011, but were owned, and contributed revenue, for only a portion of the nine months ended September 30, 2010.

In addition, accounting for $6,804 in the total increase in hotel operating revenues, is improvement in the ADR within our total consolidated portfolio for the nine months ended September 30, 2011 when compared to the same period in 2010.  ADR at our consolidated hotels increased 7.7% from $140.34 per room for the nine months ended September 30, 2010 to $151.20 per room during the same period in 2011.  Our occupancy rate decreased 99 basis points from 75.40% during the nine months ended September 30, 2010 to 74.41% for the same period in 2011.

Interest income from development loans decreased $789 or 21.9% to approximately $2,810 for the nine months ended September 30, 2011 from $3,599 for the nine months ended September 30, 2010, due to the decrease in the average balances outstanding.  The average balance outstanding during the nine months ended September 30, 2011 was lower than the average balance outstanding during the same period in 2010.

Of the $35,352 in development loans receivable outstanding as of September 30, 2011, $22,048, or 62.4%, is invested in hotels that are operating and generating revenue, and $13,304, or 37.6%, is invested in hotel construction projects with significant progress made toward completion.  A total of $1,699 in accrued interest on these loans was added to principal for the nine months ended September 30, 2011.  As a result of impairment charges prior to 2010, we currently do not reflect on our balance sheet any value for the development loans to hotel development projects that are in the early phase of development that includes land acquisition and site preparation.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased $12, from $252 for the nine months ended September 30, 2010 to $240 during the nine months ended September 30, 2011.

Expenses

Total hotel operating expenses increased $17,733, or 18.7%, to approximately $112,605 for the nine months ended September 30, 2011 from $94,872 for the nine months ended September 30, 2010.  Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2010, as mentioned above.  These acquisitions also resulted in a $5,473, or 17.0%, increase in depreciation and amortization expense from $32,155 for the nine months ended September 30, 2010 to $37,628 for the nine months ended September 30, 2011. Real estate and personal property tax and property insurance increased $1,987, or 16.0%, in the nine months ended September 30, 2011 when compared to the same period in 2010 primarily due to these acquisitions.

General and administrative expense decreased $95, or 1.4%, from $6,714, for the nine months ended September 30, 2010 to $6,619 for the nine months ended September 30, 2011.  During the fourth quarter of 2010, we accrued a liability in the amount of $1,720, representing the 2010 cash bonuses payable to our executive officers, while the 2009 year-end bonuses were not determined and recorded until the first quarter of 2010.  As a result, incentive compensation of $1,256 earned for the year ended December 31, 2009 was recorded in the first quarter of 2010.  Offsetting this decrease were increases to compensation expense due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $740 when comparing the nine months ended September 30, 2011 to the same period in 2010.  Included in stock based compensation for the nine months ended September 30, 2011 is $2,393 of stock based compensation expense for the awards approved by the Compensation Committee in May 2010 under the Multi-Year LTIP.  During the nine months ended September 30, 2010, the Company recognized $1,286 of non-cash stock based compensation expense for the Multi-Year LTIP awards approved in May 2010.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for the nine months September 30, 2011 and 2010 (unaudited) for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $2,488 from $4,751 for the nine months ended September 30, 2010 to $2,263 for the nine months ended September 30, 2011 due to the number of acquisitions consummated during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2011.  For the nine months ended September 30, 2011, we incurred $1,899 in acquisition costs related to our acquisitions of the following hotels: Holiday Inn Express, Water Street, New York, NY; Capitol Hill Suites, Washington, DC; Courtyard by Marriott, Westside, Los Angeles, CA.  For the nine months ended September 30, 2010, we incurred $4,620 in acquisition costs related to our acquisitions of the following hotels: Hilton Garden Inn, Glastonbury, CT; Hampton Inn Times Square, New York, NY; Holiday Inn Express, Times Square, New York, NY; Candlewood Suites Times Square, New York, NY; Holiday Inn Wall Street, New York, NY; and Hampton Inn, Washington, DC. Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

We recorded an income from our investment in unconsolidated joint ventures of $8 and income of $2,594 for the nine months ended September 30, 2011 and 2010, respectively.  As a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, the owner of the Courtyard by Marriott, in South Boston, MA, we recorded gains of $2,757 and $2,190 during the nine months ended September 30, 2011 and 2010, respectively.  In addition, for the nine months ended September 30, 2010, we also recorded a $1,818 gain on the remeasurement of our interest in an unconsolidated joint venture that owned the Hilton Garden Inn in Glastonbury, CT.

Excluding these remeasurement gains, we incurred a loss from unconsolidated joint ventures of $1,072 for the nine months ended September 30, 2011 compared to a loss of $1,414 for the same period in 2010. As noted above, we entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $1,677 for those assets for which our investment in the joint venture exceeds the anticipated net proceeds distributable to us based on the purchase price.  See “Note 12 – Discontinued Operations” of the notes to the consolidated financial statements for the nine months September 30, 2011 and 2010 (unaudited) for more information.

Partially offsetting this impairment loss, was income of approximately $140 recorded from our investment in the Hiren Boston, LLC joint venture, recorded during the nine months ended September 30, 2011.  Effective June 20, 2011, we determined we were no longer the primary beneficiary of Hiren Boston, LLC and began to account for our investment under the equity method of accounting.  For the majority of the nine months ended September 30, 2010, Hiren Boston, LLC was a consolidated subsidiary of the Company.  See “Note 3-Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the nine months September 30, 2011 and 2010 (unaudited) for more information

Net Income (Loss)

Net loss applicable to common shareholders for the nine months ended September 30, 2011 was $32,954 compared to a net loss applicable to common shareholders of $12,326 for the same period in 2010.

Operating income for the nine months ended September 30, 2011 was $31,062 compared to an operating income of $20,845 during the same period in 2010.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred since September 30, 2010.

During the nine months ended September 30, 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $3,399 for the nine months ended September 30, 2011 when compared to the same period in 2010.

Interest expense decreased $145 from $30,906 for the nine months ended September 30, 2010 to $30,761 for the nine months ended September 30, 2011. The decrease in interest expense is due primarily to the decrease in interest rates on the two junior subordinated notes payable which have an aggregate principal balance of $51,548.  The weighted average interest rate on our two junior subordinated notes payable for the nine months ended September 30, 2011 and 2010 was 3.31% and 6.44%, respectively.

As noted above, we entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $30,248 for those consolidated assets where the anticipated net proceeds do not exceed the carrying value.  These purchase and sale agreements provide that sales of the individual properties may close at different times and ultimately not all properties may transfer.  However management believes all sales of all such properties will close and anticipate recording a gain of approximately $4,900 for those hotel properties in which the carrying value exceeds the purchase price, which will be recorded upon their disposition.  The operating results of this portfolio were reclassified to discontinued operations in the statement of operations for the nine months ended September 30, 2011 and 2010.  See “Note 12 – Discontinued Operations” of the notes to the consolidated financial statements for the nine months September 30, 2011 and 2010 (unaudited) for more information.

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

 In addition, our mortgage indebtedness contains various financial and non‐financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of September 30, 2011.   Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties.  Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a revolving line of credit with a syndicate of lenders that have committed up to $250,000.  The line of credit expires November 5, 2013 and includes an option to extend the maturity until November 5, 2014.  This option may be exercised at the sole discretion of the lenders.  As of September 30, 2011, we had $29,000 in borrowings under the line of credit and $8,563 in letters of credit outstanding under this facility resulting in a remaining borrowing capacity under the revolving line of credit of $212,437.  We intend to repay indebtedness incurred under the revolving line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common shares and other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2011, we have no repayment obligation due on or before December 31, 2011 due to the extension of maturity dates with respect to certain loans.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing existing debt with new lenders, entering into new financings with respect to unencumbered hotels, draws on our revolving line of credit and issuing equity or debt securities.

Development Loans Receivable

The current borrowing environment has made it difficult for our development loan borrowers to obtain or renew construction financing to complete certain hotel development projects for which we have provided development loan financing.  As of September 30, 2011, we have $35,352 in development loan principal receivable and $3,486 in accrued interest receivable on these loans.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income.  This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties.  However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all.  In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all.  Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter.  However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during the first two quarters of 2011, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level.  However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Cash provided by operating activities for the nine months ended September 30, 2011 was $38,906 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2011 was $33,002.

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

We have increased our spending on capital improvements during the three and nine months ended September 30, 2011 when compared to the same period in 2010.  We may spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We will use undistributed cash or borrowings under credit facilities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

Cash Flow Analysis

Net cash provided by operating activities increased $11,455, from $27,451 for the nine months ended September 30, 2010 to $38,906 for the same period in 2011.  Net income, adjusted for non-cash items such as gain on disposition of hotel properties, impairment of assets, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $19,248 during the nine months ended September 30, 2011 when compared to the same period in 2010.  This is primarily due to cash provided by properties acquired over the past eighteen months and improving operating results within our existing portfolio.  In addition, acquisition and terminated transaction costs incurred during the nine months ended September 30, 2011 decreased $2,488 when compared to the same period in 2010.  Offsetting the increases in cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities such as accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2011 decreased $121,691, from $283,999 in the nine months ended September 30, 2010 compared to $162,308 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we used $100,780 to acquire four hotel properties.  This compares to $260,755 to acquire five properties during the same period in 2010.  In 2011 we also received $13,406 from one of our unconsolidated joint ventures as a result of it refinancing its debt.  Off setting these decreases in cash used in investing activities was an increase of $36,736 in capital expenditures and hotel development projects for the nine months ended September 30, 2011 when compared to the same period in 2010.  We have also funded $28,500 in deposits for the acquisition of additional hotel properties and invested $1,420 in a note receivable from an unconsolidated joint venture which will be used by the venture to fund a renovation.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $125,953 compared to $263,598 during the same period in 2010.  During the nine months ended September 30, 2010 we completed two equity offerings with net proceeds of $260,764.  During the nine months ended September 30, 2011, we completed an offering of preferred shares with net proceeds of $110,997.  These offerings and an additional  equity offering in October 2010 increased our share count and preferred dividend obligations causing a net increase in total dividends and distributions paid of $11,339 when comparing the nine months ended September 30, 2011 to the same period in 2010.   Offsetting the proceeds from these offerings in 2010 and 2011 were net repayments of $17,000 on our credit facility during the nine months ended September 30, 2010 compared to net proceeds of $36,500 during the same period in 2011.  Net proceeds on our mortgages and notes payable were $65,526 during the nine months ended September 30, 2011 compared to net repayments of $11,523 during the same period in 2010.

Off Balance Sheet Arrangements

The Company does not have off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO applicable to common shares and Common Units in accordance with the April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, plus certain non-cash items, such as loss from impairment of assets and depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our interpretation of the NAREIT definition is that noncontrolling interest in net income (loss) should be added back to (deducted from) net income (loss) as part of reconciling net income (loss) to FFO. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net (loss) income applicable to common shares	$(25,003)	$139	$(32,954)	$(12,326)
(Loss) income allocated to noncontrolling interest	(1,001)	263	(1,619)	(302)
Income (loss) from unconsolidated joint ventures	1,570	243	(8)	(2,594)
Gain on disposition of hotel property	(843)	(345)	(843)	(315)
Loss from impairment of assets	30,248	-	30,248	-
Depreciation and amortization	12,796	11,381	37,628	32,155
Depreciation and amortization from discontinued operations	1,229	1,946	4,855	5,997
FFO related to the noncontrolling interest in consolidated joint ventures (1)	-	(381)	239	(381)
Funds from consolidated hotel operations applicable to common shares and Partnership units	18,996	13,246	37,546	22,234

(Loss) Income from unconsolidated joint ventures	(1,570)	(243)	8	2,594
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	-	-	(2,757)	(4,008)
Add:
Impairment of investment in unconsolidated joint ventures	1,677	-	1,677	-
Depreciation and amortization of purchase price in excess of historical cost (2)	537	508	1,629	1,525
Interest in depreciation and amortization of unconsolidated joint venture (3)	2,437	1,808	4,424	3,189
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership units	3,081	2,073	4,981	3,300

Funds from Operations applicable to common shares and Partnership units	$22,077	$15,319	$42,527	$25,534

Weighted Average Common Shares and Units Outstanding
Basic	168,985,193	138,636,206	168,666,752	125,193,554
Diluted	179,512,493	150,309,158	180,746,755	136,907,952

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

Certain amounts in the prior year FFO reconciliation have been recast to conform to the current year presentation.

FFO for the three months ended September 30, 2011 increased $6,758 when compared to the three months ended September 30, 2010.  FFO for the three months ended September 30, 2011 was positively impacted by economic conditions that have caused increases in the RevPAR of certain hotel properties.  In addition, a decrease in acquisition and terminated transaction costs positively impacted FFO for three months ended September 30, 2011 when compared to the same period in 2010.

FFO for the nine months ended September 30, 2011 increased $16,993 when compared to the nine months ended September 30, 2010.   FFO for the three months ended September 30, 2011 was positively impacted by economic conditions that have caused increases in the RevPAR of certain hotel properties.  In addition, a decrease in acquisition and terminated transaction costs and decrease in interest expense positively impacted FFO for nine months ended September 30, 2011 when compared to the same period in 2010.

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

As of September 30, 2011, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value, except certain properties included in our portfolio of assets held for sale as previously disclosed.  See “Note 12 – Discontinued Operations” for more information.

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

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $1,677 for those assets for which our investment in the unconsolidated joint venture did not exceed the net proceeds distributable to us based on the purchase price.  See “Note 3 – Investment in Unconsolidated Joint Ventures” for more information.  As of September 30, 2011, based on our analysis, we have determined that the fair value of the remaining investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(dollars in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2011, we are exposed to interest rate risk with respect to variable rate borrowings under our revolving line of credit and certain variable rate mortgages and notes payable. As of September 30, 2011, we had total variable rate debt outstanding of $138,409.  At September 30, 2011, our variable rate debt outstanding had a weighted average interest rate of 3.65%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2011 would be an increase or decrease in our interest expense for the three months ended September 30, 2011 of $336. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2011 would be an increase or decrease in our interest expense for the nine months ended September 30, 2011 of $1,065.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate caps related to debt on the Hotel 373, New York, NY and our two subordinated notes payable, and we have two interest rate swaps related to new debt on the Holiday Inn Express Times Square, New York, NY and Courtyard by Marriott, Westside, Los Angeles, CA.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2011 approximately 94.8% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while approximately 5.2% of our outstanding long term indebtedness is subject to floating rates, excluding borrowings under our revolving line of credit.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2011 to be approximately $611,977 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2011 to be approximately $668,365.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2011, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Mortgages & Notes Payable
Fixed Rate Debt	$1,816	$47,284	$21,887	$36,192	$111,107	$358,279	$576,565
Weighted Average Interest Rate	6.01%	6.02%	6.01%	5.98%	5.94%	5.94%	5.98%

Floating Rate Debt	$24	$46,096	$11,742	$-	$-	$51,548	$109,410
Weighted Average Interest Rate	3.37%	3.75%	3.24%	3.24%	3.24%	3.24%	3.35%
	$1,840	$93,380	$33,629	$36,192	$111,107	$409,827	$685,975

Credit Facility
	$-	$-	$29,000	$-	$-	$-	$29,000
Weighted Average Interest Rate			4.25%				4.25%
	$-	$-	$29,000	$-	$-	$-	$29,000

Discontinued Operations (1)
	$410	$1,700	$11,405	$7,773	$8,174	$32,698	$62,160
Average Interest Rate	6.00%	6.00%	5.93%	5.83%	5.87%	5.87%	5.92%

	$2,250	$95,080	$74,034	$43,965	$119,281	$442,525	$777,135

(1) Represents 9 of the 14 Consolidated properties, with mortgage debt, under definitive agreement to be sold to an unrelated affililate.

The table incorporates only those exposures that existed as of September 30, 2011, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates principal repayments and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2011	2012	2013	2014	2015	Thereafter	Total

Principal repayments due as of September 30, 2011, as noted above	$2,250	$95,080	$74,034	$43,965	$119,281	$442,525	$777,135

Less: Discontinued Operations (1)	$(410)	$(1,700)	$(11,405)	$(7,773)	$(8,174)	$(32,698)	$(62,160)

Adjustments: Extension Options (2)

Hampton Inn - West Haven, CT (3)	-	(7,245)	170	181	6,894	-	-
Residence Inn - Carlisle, PA (4)	-	-	(6,287)	169	180	5,938	-
nu Hotel - Brooklyn, NY (5)	-	(18,000)	18,000	-	-	-	-
Courtyard - Los Angeles, CA (6)	-	-	-		(28,000)	28,000	-
Line of Credit Facility (7)	-	-	-	-	-	-	-
			(29,000)	29,000	-	-	-
As Adjusted Principal Repayments	$1,840	$68,135	$45,512	$65,542	$90,181	$443,765	$714,975

(1) Represents nine of the 14 consolidated hotel properties, that are encumbered by outstanding mortgage debt and are under definitive agreement to be sold to an unrelated affiliate.

(2) Adjustments include amortization of principal scheduled to occur subsequent to September 30, 2011 through maturity date or extended maturity date if options are exercised.

(3) Represents the mortgage debt on the Hampton Inn, West Haven, CT, which contains a three-year extension option, which is subject to the lender’s approval in its discretion, effectively extending the maturity from November of 2012 to November of 2015.

(4) Represents the mortgage debt on the Residence Inn, Carlisle, PA, which contains a three-year extension option, which is subject to the lender’s approval in its discretion, effectively extending the maturity from January of 2013 to January of 2016.

(5) Represents mortgage debt on the nu Hotel, Brooklyn, New York, NY, which contains a one-year extension option, which can be exercised at our discretion, effectively extending the maturity from January of 2012 to January of 2013.

(6) Represents mortgage debt on the Courtyard, Los Angeles, CA, which contains a one-year extension option, which is subject to the lenders’ approval in its discretion, effectively extending the maturity from September 2015 to September 2016.

(7) Represents the revolving line of credit agreement entered into on November 5, 2010, which contains a one-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from November of 2013 to November of 2014.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011.

There were no changes to the Company’s internal controls over financial reporting during the nine months ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.Risk Factors.

Concerns regarding the downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have a material adverse effect on financial markets and economic conditions in the U.S. and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of EU members. These factors could have an adverse effect on our business, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Master Purchase and Sale Agreement (regarding the sale of six hotel properties), dated August 15, 2011, by and among PRA Glastonbury, LLC, 44 Hersha Norwich Associates, LLC, Danbury Suites, LLC, Whitehall Mansion Partners, LLC, Southington Suites, LLC, 790 West Street, LLC and Waterford Suites, LLC, individually and collectively as sellers, and SOF-VIII U.S. Hotel Co-Invest Holdings L.P., or its designee, as purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2011).

10.2
Master Purchase and Sale Agreement (regarding the sale of 12 hotel properties), dated August 15, 2011, by and among LTD Associates Two, LLC, LTD Associates One, LLC, HHLP Dartmouth Two Associates, LLC, HHLP Charlotte Associates, LLC, 994 Associates, 3544 Associates, 2144 Associates – Sellinsgrove, HHLP Malvern Associates, 44 Edison Associates, LLC, HHLP Scranton Associates, LLC, HHLP Bethlehem Associates, LP and 44 Laurel Associates, LLC, individually and collectively as sellers, and SOF-VIII U.S. Hotel Co-Invest Holdings L.P., or its designee, as purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 18, 2011).

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

HERSHA HOSPITALITY TRUST

November 4, 2011	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer