Form 10-K
period 2011-12-31
HERSHA HOSPITALITY TRUST
filed 2012-02-29
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive, Harrisburg, PA	17102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (717) 236-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒ No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2011, was approximately $946.3 million.

As of February 23, 2012, the number of Class A common shares outstanding was 172,500,691 and there were no Class B common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III.

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

●	the depth and duration of the current economic downturn;
●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
●	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
●	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
●	the degree and nature of our competition;
●	increased interest rates and operating costs;
●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
●	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;
●	availability of and our ability to retain qualified personnel;
●	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code;
●	environmental uncertainties and risks related to natural disasters;

ii

●	changes in real estate and zoning laws and increases in real property tax rates; and
●
the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors” and in other reports we file with the Securities and Exchange Commission (“SEC”) from time to time.

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

iii

PART I

Item 1.	Business

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in central business districts, primary suburban office markets and stable destination and secondary markets in the Northeastern United States, Florida and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States, Florida and other markets with similar characteristics.  We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax reporting purposes.

In addition to the direct acquisition of hotels, historically we have made investments in hotels through joint ventures with strategic partners or through equity contributions, secured mezzanine loans and land leases. Although we may invest in hotels through joint ventures, secured development loans and land leases, we are not actively pursuing additional joint venture investments and do not expect to continue to originate any new secured mezzanine loans or enter into any new land leases as part of our hotel investment strategy.

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

As of December 31, 2011, our portfolio consisted of 65 wholly owned limited and full service properties with a total of 8,377 rooms and interests in 15 limited and full service properties owned through joint venture investments with a total of 2,576 rooms.  Of the 15 limited and full service properties owned through our investment in joint ventures, two are consolidated with us for financial reporting purposes. These 80 properties, with a total of 10,953 rooms, are located in Arizona, California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island and Virginia and operate under leading brands, owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) or Choice Hotels International, Inc. (“Choice”).  In addition, some of our hotels operate as independent boutique hotels.  As of December 31, 2011, we had an investment of $35.7 million in five loans, four loans which are collateralized by operating hotels and one of which relates to a hotel development project.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. As of December 31, 2011, we owned an approximate 95.9% partnership interest in our operating partnership.

Our wholly-owned hotels are managed by independent, third party qualified management companies, including Hersha Hospitality Management, L.P. (“HHMLP”), a private management company owned by certain of our trustees and executive officers and other unaffiliated third party investors. Third party qualified management companies, including HHMLP, manage the hotels that we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”). Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.

Our principal executive office is located at 44 Hersha Drive, Harrisburg, Pennsylvania 17102. Our telephone number is (717) 236-4400. Our website address is www.hersha.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this report.

AVAILABLE INFORMATION

We make available free of charge through our website (www.hersha.com) our code of ethics, corporate governance guidelines and the charters of the committees of our Board of Trustees (Acquisition Committee, Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Sub-Committee of the Audit Committee). We also make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information available on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

—
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

—
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

ACQUISITIONS

Our primary growth strategy is to selectively acquire high quality branded upper-upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.  We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

—
nationally-franchised hotels operating under popular brands, such as Marriott Hotels & Resorts, Hilton Hotels, Courtyard by Marriott, Residence Inn by Marriott, Spring Hill Suites by Marriott, Hilton Garden Inn, Hampton Inn, Sheraton Hotels & Resorts, DoubleTree, Embassy Suites, Hyatt House, Hyatt Place, TownePlace Suites and Holiday Inn Express;

—	hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;

—	hotels in our target markets where we can realize operating efficiencies and economies of scale; and

—	independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2011, we have acquired, wholly or through joint ventures, a total of 97 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. Because we do not develop properties, we take advantage of our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by our Board of Trustees, including our independent trustees. A majority of the independent trustees must approve the terms of all asset sales. During the time since our initial public offering in 1999 through December 31, 2011, we have sold a total of 24 hotels.

On August 15, 2011, we and certain joint ventures in which we own an interest entered into two separate master purchase and sale agreements.  The two agreements taken together provide for the sale of 18 hotel properties.  The transaction is expected to close in part by the end of the first quarter of 2012 and is subject to the satisfaction of customary closing conditions, including the receipt of lender and franchisor consents.  Please refer to “Note 12 – Discontinued Operations” of the notes to the consolidated financial statements included in this report for more information.

FINANCING

We intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes mortgage debt secured by our hotel properties and may include unsecured debt in the future. We anticipate using our $250 million senior secured revolving credit facility to fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under our revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

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

Franchisor	Franchises
Marriott International	Marriott, Residence Inn, Springhill Suites, Courtyard by Marriott, Fairfield Inn, TownePlace Suites
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt House, Hyatt Place
Starwood Hotels	Sheraton Hotels
Choice Hotels	Comfort Inn

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

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio. Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2011:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
HHMLP	62	7,943	4	586	66	8,529
Waterford Hotel Group	-	-	9	1,708	9	1,708
LodgeWorks	3	434	-	-	3	434
Jiten Management	-	-	2	282	2	282

Total	65	8,377	15	2,576	80	10,953

Each management agreement provides for a set term and is subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, all managers, including HHMLP, must qualify as an “eligible independent contractor” during the term of the management agreements.

Under the management agreements, the manager generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by the manager in performing its authorized duties are reimbursed or borne by our applicable TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. Our managers are not obligated to advance any of their own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2011 these thresholds were not met and incentive management fees were not earned.  The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT

Under certain loan agreements, we have established capital reserves for our hotels to maintain the hotels in a condition that complies with their respective requirements. These capital reserves typically range from 3% to 4% of each hotel’s gross revenues.  In addition, we may upgrade hotels in our portfolio in order to capitalize on opportunities to increase revenue, and, as deemed necessary by our management, to seek to meet competitive conditions and preserve asset quality. We will also renovate hotels when we believe the investment in renovations will provide an attractive return to us through increased revenues and profitability and is in the best interests of our shareholders. We maintain a capital expenditures policy by which replacements and renovations are monitored to determine whether they qualify as capital improvements. All items that are deemed to be repairs and maintenance costs are expensed and recorded in Hotel Operating Expenses in the Consolidated Statements of Operations.

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

DISTRIBUTIONS

We have made fifty-two consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.  The following table sets forth distribution information for the last two calendar years.

Common Shares

Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Limited Partnership Unit Per Share Distribution Amount
2011
Fourth Quarter	1/3/2012	1/13/2012	$0.06
Third Quarter	9/30/2011	10/14/2011	$0.06
Second Quarter	6/30/2011	7/15/2011	$0.06
First Quarter	3/31/2011	4/15/2011	$0.05
2010
Fourth Quarter	1/4/2011	1/17/2011	$0.05
Third Quarter	9/30/2010	10/15/2010	$0.05
Second Quarter	6/30/2010	7/15/2010	$0.05
First Quarter	4/1/2010	4/15/2010	$0.05

Preferred Shares

Quarter to which Distribution Relates	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount	Series B Preferred Per Share Distribution Amount
2011
Fourth Quarter	1/1/2012	1/17/2011	$0.50	$0.50
Third Quarter	10/1/2011	10/17/2011	$0.50	$0.50
Second Quarter	7/1/2011	7/15/2011	$0.50	$0.24
First Quarter	4/1/2011	4/15/2011	$0.50	N/A
2010
Fourth Quarter	1/1/2011	1/17/2011	$0.50	N/A
Third Quarter	10/1/2010	10/15/2010	$0.50	N/A
Second Quarter	7/1/2010	7/15/2010	$0.50	N/A
First Quarter	4/1/2010	4/15/2010	$0.50	N/A

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

EMPLOYEES

As of December 31, 2011, we had 36 employees who were principally engaged in managing the affairs of the Company unrelated to property management. Our relations with our employees are satisfactory.
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

We own interests in several TRSs. We may own up to 100% of the stock of a TRS. A TRS is a taxable corporation that may lease hotels under certain circumstances.  Overall, no more than 25% of the value of our assets may consist of securities of one or more TRSs. In addition, no more than 25% of our gross income for any year may consist of dividends from one or more TRSs and income from certain non-real estate related sources.

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

The deductibility of interest paid or accrued by a TRS to us is limited to assure that the TRS is subject to an appropriate level of corporate taxation. A 100% excise tax is imposed on transactions between a TRS and us that are not on an arm’s-length basis.

REGULATION

General

Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our hotels must comply with applicable provisions of the Americans with Disabilities Act of 1993, or ADA , to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

Environmental Matters

Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our hotels may expose us to third-party liability or materially and adversely affect our ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.

Our hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. Our hotels incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance.

Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

Some of our hotels may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of our hotels could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at our hotels and others if property damage or health concerns arise.

INSURANCE

We require comprehensive insurance to be maintained by our hotel management companies, including HHMLP, on each of our hotels, including liability and fire and extended coverage in amounts sufficient to permit the replacement of the hotel in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace the applicable hotel after such applicable hotel has been damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the applicable hotel. If any of these or similar events occur, it may reduce the return from the attached property and the value of our investment.

COMPETITION

The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt or IHG brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.

We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these competitors have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

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

Risks Related to the Economy and Credit Markets

Recent economic conditions may continue to adversely affect the hotel industry.

The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand. As these indicators improve, we anticipate that hotel operating fundamentals will improve as well. However, if the early-stage economic recovery should falter and there is a further extended period of economic weakness, our revenues and profitability could be adversely affected.

A recession could result in declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

The performance of the hotel industry has traditionally been closely linked with the general economy. During the recession in 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results improved during 2010 and 2011, uncertainty in the strength and direction of the recovery and continued high unemployment have slowed the pace of the overall economic recovery. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. A stall in the economic recovery or a resurgent recession would have a material adverse effect on our results of operations. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses.

In addition, if operating results decline at our hotels secured by mortgage debt there may not be sufficient operating profit from the hotel to cover the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our revolving credit facility, selling the hotel on disadvantageous terms, including an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our shareholders.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs, including expansion, acquisition and other activities, on favorable terms or at all, which could materially and adversely affect us.

In recent years, the U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies which otherwise are qualified to obtain financing. In addition, several banks and other institutions that historically have been reliable sources of financing have gone out of business, which has reduced significantly the number of lending institutions and the availability of credit. Continued volatility and uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our capital needs, including expansion, acquisition activities and other purposes, on favorable terms or at all, which may negatively affect our business. Additionally, due to this uncertainty, we may in the future be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity capital or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

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

RISKS RELATED TO THE HOTEL INDUSTRY

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

The cyclical nature of the hotel industry may cause fluctuations in our operating performance, which could have a material adverse effect on us.

The hotel industry historically has been highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the hotel industry's performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.

The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, some of our hotel rooms will be booked through Internet travel intermediaries. Typically, these Internet travel intermediaries purchase rooms at a negotiated discount from participating hotels, which could result in lower room rates than the franchisor or manager otherwise could have obtained. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and any hotel management companies that we engage. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as "three-star downtown hotel," at the expense of brand identification or quality of product or service. If consumers develop brand loyalties to Internet reservations systems rather than to the brands under which our hotels are franchised, the value of our hotels could deteriorate and our business could be materially and adversely affected. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be materially and adversely affected.

The need for business-related travel and, thus, demand for rooms in our hotels may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, demand for our hotel rooms may decrease and we could be materially and adversely affected.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2011, we had outstanding long-term debt, excluding capital leases, of $820.1 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels.  Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

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

We face competition for investment opportunities in high quality, upscale and mid-scale limited service and extended-stay hotels from entities organized for purposes substantially similar to our objectives, as well as other purchasers of hotels. We compete for such investment opportunities with entities that have substantially greater financial resources than we do, including access to capital or better relationships with franchisors, sellers or lenders. Our competitors may generally be able to accept more risk than we can manage prudently and may be able to borrow the funds needed to acquire hotels on more favorable terms. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels.  Instead, we must engage an independent management company to operate our hotels.  As of December 31, 2011, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules.  The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions.  Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company.  Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests.  In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

Our acquisitions may not achieve expected performance, which may harm our financial condition and operating results.

We anticipate that acquisitions will largely be financed with the net proceeds of securities offerings and through externally generated funds such as borrowings under our $250 million revolving credit facility and other secured and unsecured debt financing. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to acquire and market properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. As a result, we may not be able to generate enough cash from these hotels to make debt service payments or pay operating expenses.

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

We face risks associated with the development of a 93-room oceanfront tower adjacent to our Miami Beach hotel.

We plan to commence construction of an additional 93-room oceanfront tower at the site our 263-room Courtyard, Miami, FL hotel. This construction project exposes us to several risks, including construction cost overruns and delays; the investment not resulting in the returns on investment that we expect; closure of part of the adjacent hotel for longer than expected; and reduction in demand for the portion of the hotel that remains open while construction and other capital improvements are underway. These costs and delays could have a material adverse effect on the operating results of our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

As of December 31, 2011, our consolidated portfolio of hotels in New York City have accounted for approximately 40-45% of our hotel operating revenues.  The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations.  Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations.  Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

—	downturns in lodging fundamentals are more severe or prolonged in New York City compared to the United States as a whole;
—	negative economic conditions are more severe or prolonged in New York City compared to other areas, due to concentration of the financial industry in New York or otherwise;
—	we adopt an unsuccessful strategy to ramp up and stabilize operations at our newly acquired New York hotels; or
—	New York City is impacted by other unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2011, our portfolio consisted of 65 wholly-owned limited and full service properties and joint venture investments in 15 hotels with a total of 10,953 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance.  Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

We may enter into hedging transactions intended to protect us from the effects of interest rate fluctuations on floating rate debt and also intended to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or could adversely affect us because, among other things:

—	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought.
—	The duration of the hedge may not match the duration of the related liability.
—	The party at risk in the hedging transaction may default on its obligation to pay.
—	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.
—	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.

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

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend. We and our hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

Our hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which hotel guests or employees could be exposed at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which could be costly. In addition, exposure to mold by guests or employees, management company employees or others could expose us to liability if property damage or health concerns arise.

Costs associated with complying with the ADA may adversely affect our financial condition and operating results.

Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our hotels are substantially in compliance with these requirements, a determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the hotels, including changes to building codes and fire and life-safety codes, may occur. If we were required to make substantial modifications at the hotels to comply with the ADA or other changes in governmental rules and regulations, our ability to make expected distributions to our shareholders could be adversely affected.

RISKS RELATED TO CONFLICTS OF INTEREST

Due to conflicts of interest, many of our existing agreements may not have been negotiated on an arm’s-length basis and may not be in our best interest.

Some of our officers and trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement between our operating partnership and some of the trustees and officers and our property management agreements with HHMLP may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders.

Conflicts of interest with HHMLP may result in decisions that do not reflect our best interests.

The following officers and trustees own collectively approximately 37% of HHMLP: Hasu P. Shah, Jay H. Shah, Neil H. Shah, David L. Desfor and Kiran P. Patel.  Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP.  These officers and trustees also make decisions for our company with respect to property management.  Consequently, these officers and trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.

Conflicts of interest relating to sales or refinancing of hotels acquired from some of our trustees and officers may lead to decisions that are not in our best interest.

Some of our non-independent trustees and officers have unrealized gains associated with their interests in the hotels we have acquired from them and, as a result, any sale of these hotels or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these hotels may cause adverse tax consequences to such trustees and officers. Therefore, our interests and the interests of these individuals may be different in connection with the disposition or refinancing of these hotels.

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

RISKS RELATING TO OUR STRUCTURE

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

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2011, 2,400,000 Series A Preferred Shares and 4,600,000 Series B Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

We may change our distribution policy in the future.

In the past we have reduced the quarterly distribution paid to our shareholders, and we may reduce or eliminate the quarterly distribution paid to our shareholders in the future. The decision to declare and pay distributions on our common shares in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our board of trustees and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred shares, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, state law and such other factors as our board of trustees deems relevant. Any change in our distribution policy could have a material adverse effect on the market price of our common shares.

The market price of our securities could be volatile and could decline, resulting in a substantial or complete loss of your investment in our securities.

The stock markets have experienced significant price and volume fluctuations. As a result, the market price of our securities could be similarly volatile, and investors in our securities may experience a decrease in the value of their investments, including decreases unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a number of factors, including:

—	our operating performance and the performance of other similar companies;
—	actual or anticipated differences in our operating results;
—	changes in our revenues or earnings estimates or recommendations by securities analysts; publication of research reports about us or our industry by securities analysts;
—	additions and departures of key personnel;
—	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
—	the passage of legislation or other regulatory developments that adversely affect us or our industry;
—	speculation in the press or investment community; actions by institutional shareholders;
—	changes in accounting principles;
—	terrorist acts; and
—	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Future sales of our common shares or securities convertible into or exchangeable or exercisable for our commons shares could depress the market price of our common shares.

We cannot predict whether future sales of our common shares or securities convertible into or exchangeable or exercisable for our commons shares or the availability of these securities for resale in the open market will decrease the market price of our common shares. Sales of a substantial number of these securities in the public market, including sales upon the redemption of operating partnership units held by the limited partners of our operating partnership (other than us and our subsidiaries) or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment.

Future issuances of our common shares or other securities convertible into or exchangeable or exercisable for our common shares, including, without limitation, operating partnership units in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our equity incentive plans, could have an adverse effect on the market price of our common shares. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our common shares may be dilutive to existing shareholders.

IRSA and its affiliates beneficially own a significant percentage of our common shares, which could result in significant influence over the outcome of matters submitted to the vote of our shareholders.

IRSA and its affiliates beneficially own a significant percentage of our common shares outstanding.  In addition, Real Estate Investment Group, L.P., or REIG, an affiliate of IRSA, has certain preemptive rights to acquire additional shares of beneficial interest.  Daniel Elsztain, an affiliate and executive officer of IRSA, also serves on our Board of Trustees.  Accordingly, IRSA and its affiliates have significant influence over us and the ownership level of IRSA and its affiliates may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all shareholders.

Our Board of Trustees may issue additional shares that may cause dilution or prevent a transaction that is in the best interests of our shareholders.

Our Declaration of Trust authorizes the Board of Trustees, without shareholder approval, to:

—
amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have the authority to issue;

—	cause us to issue additional authorized but unissued common shares or preferred shares; and
—
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

Our Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees.

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

The Maryland Business Combination Law may discourage a third party from acquiring us.

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

In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our actual distributions in any year are less than the sum of:

—	85% of our REIT ordinary income for that year;
—	95% of our REIT capital gain net income for that year; and
—	100% of our undistributed taxable income required to be distributed from prior years.

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

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease our hotels to our TRSs. A TRS will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent the TRS leases properties from us that are managed by an “eligible independent contractor.”

We believe that the rent paid by our TRSs is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as taxable REIT subsidiaries for federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the IRS successfully challenged this treatment, we would likely fail to satisfy the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to satisfy either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless certain relief provisions applied.

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRSs must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to continue to monitor ownership of our shares by our hotel managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

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

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status.  If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the Internal Revenue Service, or IRS, describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.  As a result, we may be required to liquidate otherwise attractive investments.

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

We may pay taxable dividends partly in shares and partly in cash, in which case shareholders may sell our shares to pay tax on such dividends, placing downward pressure on the market price of our shares.

We may make taxable dividends that are payable partly in cash and partly in shares.  The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our 2012 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and shares.  Although we have no current intention of paying dividends in our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive.  If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

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

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities).  Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Internal Revenue Code) of more than (a) 9.9% of the aggregate number of outstanding common shares of any class or series or (b) 9.9% of the aggregate number of outstanding preferred shares of any class or series of outstanding preferred shares by any shareholder or group, or the Ownership Limitation.  Generally, the shares of beneficial interest owned by related or owners will be aggregated for purposes of the Ownership Limitation.  The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests.  Any transfer of shares of beneficial interest that would violate the Ownership Limitation, cause us to have fewer than 100 shareholders, cause us to be “closely held” within the meaning of Section 856(h) of the Internal Revenue Code or cause us to own, directly or indirectly, 10% or more of the ownership interest in any tenant (other than a TRS) will be void, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.”  Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event).  Therefore, the holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

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

The following table sets forth certain information with respect to the 65 hotels we wholly owned as of December 31, 2011, all of which are consolidated on the Company’s financial statements.

	Name	Year Opened	Number of Rooms
Candlewood Suites
	Times Square, NY	2009	188
Comfort Inn
	Harrisburg, PA	2011	76
Courtyard
	Alexandria, VA	2006	203
	Scranton, PA	1996	120
	Langhorne, PA	2002	118
	Brookline/Boston, MA*	2003	188
	Wilmington, DE	1999	78
	Los Angeles, CA	2008	260
	Miami, FL	2004	263
Fairfield Inn
	Bethlehem, PA	1997	103
	Laurel, MD	1999	109
Hampton Inn
	Brookhaven, NY	2002	161
	Chelsea/Manhattan, NY	2003	144
	Hershey, PA	1999	110
	Carlisle, PA	1997	97
	Danville, PA	1998	71
	Selinsgrove, PA	1996	75
	Herald Square, Manhattan, NY	2005	136
	Philadelphia, PA	2001	250
	Seaport, NY	2006	65
	Smithfield, RI	2008	101
	Times Square, NY	2009	184
	West Haven, CT	2009	98
	Washington, DC	2005	228
	Pearl Street, Manhattan, NY	2012	81
Hawthorn Suites by Wyndham
	Franklin, MA	1999	100
Hilton Garden Inn
	JFK Airport, NY*	2005	191
	TriBeCa, NY	2009	151
	Edison, NJ*	2003	132
	Glastonbury, CT	2003	150
Holiday Inn
	Norwich, CT	2006	134
	Wall Street, NY	2010	113
Holiday Inn Express
	Hauppauge, NY	2001	133
	Cambridge, MA	1997	112
	Hershey, PA	1997	78
	Malvern, PA	2004	88
	Oxford Valley, PA	2004	88
	Chester, NY	2006	80
	Camp Springs, MD	2008	127
	Times Square, NY	2009	210
	Manhattan, NY	2010	112
Holiday Inn Express & Suites
	King of Prussia, PA	2004	155
Hyatt Place
	King of Prussia, PA	2010	129
Independent
	Wilmington, DE	1999	71
	Fifth Ave, NY	2007	70
	TriBeCa, NY	2008	45
	Brooklyn, NY	2008	93
	Washington, DC	2007	152

	Name	Year Opened	Number of Rooms
Residence Inn
	North Dartmouth, MA	2002	96
	Tysons Corner, VA	1984	96
	Framingham, MA	2000	125
	Greenbelt, MD	2002	120
	Norwood, MA	2006	96
	Langhorne, PA	2007	100
	Carlisle, PA	2007	78
Sheraton Hotel
	JFK Airport, NY*	2008	150
	New Castle, DE	2011	192
Hyatt House
	White Plains, NY	2000	159
	Bridgewater, NJ	1998	128
	Gaithersburg, MD	1998	140
	Pleasant Hill, CA	2003	142
	Pleasanton, CA	1998	128
	Scottsdale, AZ	1999	164
	Charlotte, NC	1989	135
TownePlace Suites
	Harrisburg, PA	2008	107
TOTAL ROOMS			8,377

*Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement.  These ground lease agreements typically have terms of between 75 and 99 years.

The following table sets forth certain information with respect to the 15 hotels we owned through joint ventures with third parties as of December 31, 2011.  Of the 15 properties owned through interests in joint ventures, two are consolidated.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common shares began trading on the New York Stock Exchange on May 5, 2008 under the symbol “HT.”  As of February 23, 2012, the last reported closing price per common share on the New York Stock Exchange was $5.35. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2011	High	Low	Dividend Per Common Share
Fourth Quarter	$4.95	$3.14	$0.06
Third Quarter	$5.88	$3.20	$0.06
Second Quarter	$6.20	$5.10	$0.06
First Quarter	$6.94	$5.78	$0.05

Year Ended December 31, 2010	High	Low	Dividend Per Common Share
Fourth Quarter	$6.69	$5.05	$0.05
Third Quarter	$5.65	$4.16	$0.05
Second Quarter	$5.98	$4.20	$0.05
First Quarter	$5.41	$3.14	$0.05

SHAREHOLDER INFORMATION

At December 31, 2011 we had approximately 112 shareholders of record of our common shares. Units of limited partnership interest in our operating partnership (which are redeemable for common shares on a one for one basis subject to certain limitations) were held by approximately 40 entities and persons, including our company.

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

EQUITY COMPENSATION PLAN

See Part III, Item 12, for a description of securities authorized for issuance under our 2012 Equity Incentive Plan.  Beginning on January 1, 2008, no additional awards will be made under the 2008 Equity Incentive Plan.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2006 and ending December 31, 2011, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2006	2007	2008	2009	2010	2011
Hersha Hospitality Trust	100.00	87.88	32.08	38.70	84.43	65.56
Russell 2000	100.00	98.43	65.18	82.90	105.14	100.75
Hotel REITs Index	100.00	77.83	31.13	51.56	72.52	63.08
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75

Total Return Performance

150
125
100
75
50
25
Index Value
12/31/2006
12/31/2007
12/30/2008
12/30/2009
12/30/2010
12/30/2011
Hersha
Russell 2000
SNL US REIT Hotel
S&P 500

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

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2011	2010	2009	2008	2007
Revenue:
Hotel Operating Revenues	$282,684	$237,176	$177,668	$196,881	$177,515
Interest Income From Development Loans	3,427	4,686	7,411	7,890	6,046
Other Revenues	333	325	1,427	2,881	3,001
Total Revenue	286,444	242,187	186,506	207,652	186,562
Operating Expenses:
Hotel Operating Expenses	153,427	130,823	101,310	108,475	95,647
Hotel Ground Rent	877	941	733	607	406
Real Estate and Personal Property Taxes and Property Insurance	19,286	17,151	12,291	10,808	9,307
General and Administrative	10,950	10,230	5,921	7,186	7,157
Stock Based Compensation	7,590	6,649	2,143	1,502	852
Acquisition and Terminated Transaction Costs	2,742	4,802	352	380	149
Loss from Impairment of Assets	-	960	33,255	21,004	-
Depreciation and Amortization	50,718	44,223	35,942	31,898	26,125
Total Operating Expenses	245,590	215,779	191,947	181,860	139,643
Operating Income	40,854	26,408	(5,441)	25,792	46,919
Interest Income	457	168	207	303	668
Interest Expense	41,702	40,718	40,441	38,353	37,174
Other Expense	973	463	164	129	70
Loss on Debt Extinguishment	123	878	-	1,539	-
(Loss) Income before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	(1,487)	(15,483)	(45,839)	(13,926)	10,343

Income (Loss) from Unconsolidated Joint Ventures	210	(1,751)	(2,649)	1,373	3,476
Impairment of Investment in Unconsolidated Joint Venture	(1,677)	-	(4,541)	(1,890)	-
Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	2,757	4,008	-	-	-
Net Income (Loss) from Unconsolidated Joint Venture Investments	1,290	2,257	(7,190)	(517)	3,476

(Loss) Income from Continuing Operations	(197)	(13,226)	(53,029)	(14,443)	13,819

Discontinued Operations:
Gain on Disposition of Hotel Properties	991	347	1,869	2,888	4,248
Impairment of Assets Held for Sale	(30,248)	(1,473)	(5,856)	-	-
Income (Loss) from Discontinued Operations	2,486	(2,850)	(1,442)	1,126	2,105
(Loss) Income from Discontinued Operations	(26,771)	(3,976)	(5,429)	4,014	6,353

Net (Loss) Income	(26,968)	(17,202)	(58,458)	(10,429)	20,172

Loss (Income) Allocated to Noncontrolling Interests	1,734	845	8,597	1,621	(2,325)
Preferred Distributions	(10,499)	(4,800)	(4,800)	(4,800)	(4,800)

Net (Loss) Income applicable to Common Shareholders	$(35,733)	$(21,157)	$(54,661)	$(13,608)	$13,047

Basic (Loss) Income from Continuing Operations applicable to Common Shareholders	$(0.06)	$(0.13)	$(0.99)	$(0.31)	$0.20
Diluted (Loss) Income from Continuing Operations applicable to Common Shareholders (1)	$(0.06)	$(0.13)	$(0.99)	$(0.31)	$0.20
Dividends declared per Common Share	$0.23	$0.20	$0.33	$0.72	$0.72

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2011	2010	2009	2008	2007
Balance Sheet Data
Net investment in hotel properties	$1,340,876	$1,245,851	$938,954	$982,082	$893,297
Assets Held for Sale	93,829	-	21,073	-	-
Noncontrolling Interests Common Units	16,864	19,410	27,126	34,781	42,845
Redeemable Noncontrolling Interest	14,955	19,894	14,733	18,739	-
Noncontrolling Interests Consolidated Joint Ventures	307	474	267	1,854	1,908
Shareholder's equity	730,671	683,434	302,197	349,963	330,405
Total assets	1,630,909	1,457,277	1,111,044	1,178,405	1,067,607
Total debt	758,374	694,720	724,551	743,781	663,008
Debt related to Assets Held for Sale	61,758	-	20,892	-	-
Other Data
Net cash provided by operating activities	$58,668	$42,486	$21,532	$53,894	$59,300
Net cash used in investing activities	$(230,758)	$(310,567)	$(8,921)	$(114,870)	$(46,027)
Net cash provided by (used in) financing activities	$131,062	$322,273	$(16,904)	$64,346	$(11,262)
Weighted average shares outstanding
Basic	168,753,382	134,370,172	51,027,742	45,184,127	40,718,724
Diluted (1)	168,753,382	134,370,172	51,027,742	45,184,127	40,718,724

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

BACKGROUND

As of December 31, 2011, we owned interests in 80 hotels, many of which are located in clusters around major markets in the Northeastern Corridor, including 65 wholly-owned hotels and interests in 15 hotels owned through consolidated and unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December 31, 2011, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

In 2011, lodging fundamentals in the markets on which we focus, and for our Company in particular continued to stabilize following the economic recession began in 2008 and 2009.  Throughout 2009, the decrease in lodging demand accelerated, resulting in one of the largest RevPAR declines ever in the modern lodging industry.  Early in 2010, fundamentals in the U.S. lodging industry began showing signs of improvement with demand for rooms increasing in many major markets, as general economic indicators began to experience improvement.  As a result, the lodging industry experienced increases in occupancy in the early and middle parts of 2010, and with increasing demand, rates began to rebound in the middle and latter parts of the year, particularly in major urban markets such as New York, Boston and Washington, D.C.  These positive trends continued, strengthened and expanded to other markets during the latter part of the year, resulting in continued growth in ADR and RevPAR during  2011.

During this same period, we took steps to better position our portfolio and our Company to take advantage of the anticipated economic recovery.   During 2010, we accessed the equity capital markets three times, raising a total of approximately $420.4 million in net proceeds from sales of common shares.  In late 2010, we refinanced our primary credit facility with a syndicate of eleven major financial institutions, expanding the facility from $135 million to $250 million of total capacity and extending the maturity into late 2013.  During 2011, we accessed the equity capital markets, raising approximately $111.0 million in net proceeds from the sale of our Series B preferred shares.  These improvements to our overall capitalization improved our financial stability and flexibility coming out of the economic downturn.

We simultaneously repositioned our portfolio to focus more on high barrier to entry and major urban markets -- New York and Washington D.C. in particular.  We also made an entrance in two new major urban markets – Los Angeles and Miami.  In 2010 and 2011, we acquired twelve hotels -- including six in New York and two in Washington, D.C., bringing our New York City portfolio to 16 hotels comprising a substantial portion of our overall portfolio performance.  In 2011 we entered into a purchase and sale agreements for 18 hotels in secondary and tertiary markets that we determined to be non-core.  We expect to complete the sale of these properties in 2012.  During 2010 and continuing in 2011, we also began renovations programs at a number of properties, accelerating those projects in our core markets in an effort to take advantage of what we expect to be stronger market conditions and operating fundamentals.  These efforts to reposition our portfolio are yielding results.  As shown on the tables below under “Summary of Operating Results,” in 2011, we grew occupancy by 0.8 percentage points, ADR by 6.7% and RevPAR by 7.9% across our consolidated hotels.  This follows our 2010 results, a year in which we grew occupancy by 3.7 percentage points, ADR by 8.7% and RevPAR by 14.5% across our consolidated hotels.  Increases were similar across our joint venture portfolio.

As we enter 2012, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further stablization in lodging fundamentals.  During 2012, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston, Philadelphia, Miami and Los Angeles.  We will continue to seek acquisition opportunities in urban centers and central business districts.  In addition, we will continue to look, for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.  We do not expect to actively pursue acquisitions made through joint ventures; however, we may seek to buy out, or sell our joint venture interest to, select existing joint venture partners.  We do not expect to actively pursue additional development loans or land leases.  While property joint ventures, development loans and land leases played an important role in our growth in the past, we do not expect them to play the same role in our near-term future.

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2012, the manner in which the economy will recover is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped.  In addition, the market for hotel level financing for new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Further, we cannot assure that we will not experience defaults under our development loans.  The lack of financing for our borrowers and potential buyers may result in borrower defaults or prevent borrowers or us from disposing of properties held for sale.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2011, 2010 and 2009

CONSOLIDATED HOTELS:

	Year Ended 2011	Year Ended 2010	2011 vs. 2010 % Variance	Year Ended 2009	2010 vs. 2009 % Variance

Occupancy	73.8%	73.0%	0.8%	69.3%	3.7%
Average Daily Rate (ADR)	$154.01	$144.29	6.7%	$132.69	8.7%
Revenue Per Available Room (RevPAR)	$113.66	$105.31	7.9%	$91.96	14.5%

Room Revenues	$269,974	$227,174	18.8%	$169,578	34.0%
Hotel Operating Revenues	$282,684	$237,176	19.2%	$177,668	33.5%

The following table outlines operating results for the three years ended December 31, 2011, 2010 and 2009 for hotels we own through an unconsolidated joint venture interest (excluding those hotel assets which are currently held for sale). These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Year Ended 2011	Year Ended 2010	2011 vs. 2010 % Variance	Year Ended 2009	2010 vs. 2009 % Variance

Occupancy	67.8%	64.9%	2.9%	61.1%	3.8%
Average Daily Rate (ADR)	$150.00	$142.93	4.9%	$141.29	1.2%
Revenue Per Available Room (RevPAR)	$101.84	$92.79	9.8%	$86.33	7.5%

Room Revenues	$69,945	$62,297	12.3%	$56,687	9.9%
Total Revenues	$92,756	$97,285	-4.7%	$77,504	25.5%

RevPAR for the year ended December 31, 2011 increased 7.9% for our consolidated hotels and increased 9.8% for our unconsolidated hotels when compared to the same period in 2010.  This represents a growth trend in RevPAR experienced during the year ended December 31, 2011 over the same period in 2010.  This growth trend in RevPAR is primarily due to improving economic conditions in 2011 and the acquisition of hotel properties in 2011 that are accretive to RevPAR.

On January 1, 2010, we acquired our joint venture partner’s membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.  As a result of this transaction, our joint venture partner acquired our membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.  In addition, this table excludes the operations of the Courtyard South Boston, MA.  On April 13, 2010, this hotel became one of our consolidated joint venture properties due to our acquisition of the mortgage note secured by Courtyard South Boston, MA.  The acquisition of this mortgage note caused us to be the primary beneficiary of the joint venture that owns the Courtyard South Boston, MA.  On July 1, 2011, Courtyard South Boston, MA transferred back to an unconsolidated joint venture property and is represented for six months worth of activity in the table above.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO DECEMBER 31, 2010
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2011 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues were approximately 98.7% and 97.9% of total revenues for the years ended December 31, 2011 and 2010, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $45,508, or 19.2%, from $237,176 for the year ended December 31, 2010 to $282,684 for the same period in 2011.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2011 and 2010.

We acquired interests in the following five consolidated hotels which contributed the following operating revenues for the year ended December 31, 2011.  While we acquired a 100% interest in the Sheraton, New Castle, DE in 2010, the property did not open until December 2011.

Brand	Location	Acquisition Date	Rooms	2011 Hotel Operating Revenues

Holiday Inn Express	Water Street, NY	March 25, 2011	112	5,605
Capitol Hill Suites	Washington, DC	April 15, 2011	152	5,327
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	6,760
Courtyard by Marriott	Miami, FL	November 16, 2011	263	1,716
Sheraton	New Castle, DE	December 28, 2010	192	68
			979	$19,476

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the year ended December 31, 2011 included revenues for a full year related to five hotels that were purchased during the year ended December 31, 2010. Hotels acquired during the year ended December 31, 2010 would have a full year of results included in the year ended December 31, 2011 but not necessarily a full year of results during the same period in 2010. We acquired interests in the following six consolidated hotels during the year ended December 31, 2010:

Brand	Location	Acquisition Date	Rooms	2011 Hotel Operating Revenues	2010 Hotel Operating Revenues
Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	5,371	5,046
Hampton Inn	Times Square, NY	February 9, 2010	184	13,283	11,188
Holiday Inn Express	Times Square, NY	February 9, 2010	188	14,117	12,278
Candlewood Suites	Times Square, NY	February 9, 2010	210	11,305	9,215
Holiday Inn	Wall Street, NY	May 7, 2010	113	6,756	4,496
Hampton Inn	Washington, DC	September 1, 2010	228	13,341	3,924
			1,073	$64,173	$46,147

In addition, our existing portfolio experienced improvement in ADR and occupancy during the year ended December 31, 2011 when compared to the same period in 2010.  Occupancy in our consolidated hotels increased 80 basis points from approximately 73.0% during the year ended December 31, 2010 to approximately 73.8% for the same period in 2011.  ADR improved 6.7%, increasing from $144.29 for the year ended December 31, 2010 to $154.01 during the same period in 2011.  These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 11.0%.  Interest income from development loans receivable was $3,427 for the year ended December 31, 2011 compared to $4,686 for the same period in 2010.

Of the $35,747 in development loans receivable outstanding as of December 31, 2011, $22,444, or 62.8%, is invested in hotels that are currently operating and generating revenue and $13,303, or 37.2%, is invested in a hotel construction project to develop the Hyatt Union Square in New York, NY, which has made significant progress toward completion. On June 14, 2011, in connection with entering into a purchase and sale agreement to acquire the Hyatt Union Square project, we ceased accruing interest for this development loan.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Currently, one of our development loans, which is a loan to an entity affiliated with certain of our non-independent trustees and executive officers, allows the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $2,094 and $2,559 in accrued interest on these development loans was added to principal for the year ended December 31, 2011 and 2010, respectively.

Expenses

Total hotel operating expenses increased 17.3% to approximately $153,427 for the year ended December 31, 2011 from $130,823 for the year ended December 31, 2010. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2010, as mentioned above. In addition, hotel operating expense increased due to an increase in bad debt expense resulting from the bankruptcy of an airline customer with outstanding receivable balances at two of our hotel properties. The acquisitions also resulted in an increase in depreciation and amortization to $50,718 for the year ended December 31, 2011 from $44,223 for the year ended December 31, 2010. Similarly, real estate and personal property tax and property insurance increased $2,135, or 12.4%, in the year ended December 31, 2011 when compared to the same period in 2010 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $720 from $10,230 in 2010 to $10,950 in 2011.  Discretionary incentive compensation related to the 2009 fiscal year was determined subsequent to December 31, 2009.  As result, incentive compensation of $1,256 earned for the year ended December 31, 2009 was recorded in 2010.  Incentive compensation of $1,720 earned for the year ended December 31, 2010 was accrued in the fourth quarter of 2010.   Incentive compensation of $1,747 earned for the year ended December 31, 2011 was accrued in the fourth quarter of 2011.  An increase in employee headcount and base compensation offsets the decrease in incentive compensation in 2011, due to the 2009 and 2010 incentive compensation being recorded in 2010.

Non-cash stock based compensation expense increased $941 when comparing the year ended December 31, 2011 to the same period in 2010.  Included in stock based compensation for the year ended December 31, 2011 and 2010, respectively is $3,192 and $2,084 of stock based compensation expense for the awards approved by the Compensation Committee in May 2010 under the Multi-Year LTIP.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $2,060 from $4,802 for the year ended December 31, 2010 to $2,742 for the year ended December 31, 2011 due to acquisitions consummated during the period ended December 31, 2011.  The costs incurred in 2011 were related to the following hotels: $716 related to our acquisition of Holiday Inn Express Water Street, NY; $1,043 related to acquisition of Capitol Hill Suites Washington, DC; $165 related to our acquisition of Courtyard Westside LA, CA; $236 related to our acquisition of Courtyard Miami, FL.  The costs incurred in 2010 were related to following hotels: Hilton Garden Inn, Glastonbury, CT; Hampton Inn Times Square, New York, NY; Holiday Inn Express, Times Square, New York, NY; Candlewood Suites Times Square, New York, NY; Holiday Inn Wall Street, New York, NY; and Hampton Inn, Washington, DC.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.  The remaining costs related to transactions that were terminated during the year.

Unconsolidated Joint Venture Investments

We recorded income from our investment in unconsolidated joint ventures of $1,290 and income of $2,257 for the year ended December 31, 2011 and 2010, respectively.  As a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, the owner of the Courtyard by Marriott, in South Boston, MA, we recorded gains of $2,757 and $2,190 for the year ended December 31, 2011 and 2010, respectively.  In addition, for 2010, we also recorded a $1,818 gain on the remeasurement of our interest in an unconsolidated joint venture that owned the Hilton Garden Inn in Glastonbury, CT.

Excluding these remeasurement gains, we incurred a gain from unconsolidated joint ventures of $210 for the year ended December 31, 2011 compared to a loss of $1,751 for 2010.  As noted above, we entered into two purchase and sale agreements to dispose of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $1,677 for those assets where our investment in the joint venture exceeds the anticipated net proceeds distributable to us based on the purchase price.  See “Note 12-Discontinued Operations” of the notes to the consolidated financial statements for the year ended December 31, 2011 and 2010 for more information.

Partially offsetting this impairment loss, was income of approximately $158 recorded from our investment in the Hiren Boston, LLC joint venture, recorded during the year ended December 31, 2011. Effective June 20, 2011, we determined we were no longer the primary beneficiary of Hiren Boston, LLC and began to account for our investment under the equity method of accounting.  For the majority of 2010 Hiren Boston, LLC was a consolidated subsidiary of the Company.  On July 1, 2011, Hiren Boston LLC became an unconsolidated joint venture and is classified as of December 31, 2011 with unconsolidated joint ventures.  See “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the years ended December 31, 2011 and 2010 for more information.

Net Income/Loss

Net loss applicable to common shareholders for the year ended December 31, 2011 was $35,733 compared to net loss applicable to common shareholders of $21,157 for the same period in 2010.

Operating income for the year ended December 31, 2011 was $40,854 compared to operating income of $26,408 during the same period in 2010.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred in 2011.

During the year ended December 31, 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $5,699 for the year ended December 31, 2011 when compared to 2010.  See “Note 1 – Organization And Summary Of Significant Accounting Policies” of the notes to the consolidated financial statements for the years ended December 31, 2011 and 2010 for more information.

Interest expense increased $984 from $40,718 for the year ended December 31, 2010 to $41,702 for the year ended December 31, 2011. The increase in interest expense is due primarily to the new debt and associated interest expense for the acquired properties during 2011 and the replacement of our previous line of credit with Commerce Bank and various other lenders with a new credit facility with TD Bank, NA and various other lenders, which caused an increase in interest expense from 2011 compared to 2010.

As noted above, we entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $30,248 for those consolidated assets for which the anticipated net proceeds do not exceed the carrying value. These purchase and sale agreements provide that sales of the individual properties may close at different times and ultimately not all properties may transfer.  However management believes all sales of all such properties will close and anticipate recording a gain of approximately $4,900 for those hotel properties where the purchase price exceeds the carry value, which will be recorded upon their disposition.  The operating results of this portfolio and in addition the land parcel, located on Nevins Street, NY, was sold December 2011 therefore operations were reclassified to discontinued operations in the statement of operations for the years ended December 31, 2011 and 2010.  See “Note 12 – Discontinued Operations” of the notes to the consolidated financial statements for the years ended December 31, 2011 and 2010 for more information.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 TO DECEMBER 31, 2009
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2010 consisted of hotel operating revenues, interest income from our development loan program, and other revenue.  Hotel operating revenues increased $59,508, or 33.5%, from $177,668 for the year ended December 31, 2009 to $237,176 for the same period in 2010.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2010 and 2009.

We acquired interests in the following six consolidated hotels which contributed the following operating revenues for the year ended December 31, 2010:

Brand	Location	Acquisition Date	Rooms	2010 Hotel Operating Revenues
Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	5,046
Hampton Inn	Times Square, NY	February 9, 2010	184	11,188
Holiday Inn Express	Times Square, NY	February 9, 2010	188	12,278
Candlewood Suites	Times Square, NY	February 9, 2010	210	9,215
Holiday Inn	Wall Street, NY	May 7, 2010	113	4,496
Hampton Inn	Washington, DC	September 1, 2010	228	3,924
			1,073	$46,147

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

In addition, our existing portfolio experienced improvement in ADR and occupancy during the year ended December 31, 2010 when compared to the same period in 2009.  Occupancy in our consolidated hotels increased 3.7% from approximately 69.3% during the year ended December 31, 2009 to approximately 73.0% for the same period in 2010.  ADR improved 8.7% increasing from $132.69 for the year ended December 31, 2009 to $144.29 during the same period in 2010.  These improvements were due to improvements in lodging trends in the markets in which we operate.

Interest income from development loans receivable was $4,686 for the year ended December 31, 2010 compared to $7,411 for the same period in 2009.  The decrease in interest income from development loans receivable was due to a decrease in the average balance of development loans receivable outstanding in 2010 due primarily to the cancellation of $7,000 in development loans receivable which was converted into equity in a hotel acquisition.  Also contributing to the decrease in interest income from development loans was a $21,408 impairment loss related to certain development loans recorded in 2009.

On June 30, 2009, we amended four development loans, with an aggregate principal balance of $40,000 prior to the amendment, to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, $4,806 in accrued interest on these loans was added to principal from July 1, 2009 to December 31, 2010.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures and land lease revenue.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues decreased from $1,427 for the year ended December 31, 2009 to $325 during the year ended December 31, 2010 primarily due to the exit of our two remaining land leases.  Because of the economic challenges facing hotel development projects, especially those that are in the early phase of development, we decided during the quarter ended September 30, 2009 to exit our two remaining land leases and dispose of the related land parcels.

Expenses

Total hotel operating expenses increased 29.1% to approximately $130,823 for the year ended December 31, 2010 from $101,310 for the year ended December 31, 2009. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2009, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization from $35,942 for the year ended December 31, 2009 to $44,223 for the year ended December 31, 2010. Similarly, real estate and personal property tax and property insurance increased $4,860, or 39.5%, in the year ended December 31, 2010 when compared to the same period in 2009 due to numerous New York acquisitions which carry a high tax rate along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $4,309 from $5,921 in 2009 to $10,230 in 2010.  Discretionary incentive compensation related to the 2009 fiscal year was determined subsequent to December 31, 2009.  As a result, incentive compensation of $1,256 earned for the year ended December 31, 2009 was recorded in 2010.  Incentive compensation of $1,720 earned for the year ended December 31, 2010 was accrued in the fourth quarter of 2010.  In addition, compensation expense increased in 2010 due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $4,506 when comparing the year ended December 31, 2010 to the same period in 2009.  In August 2009, our Compensation Committee established a performance share award program which resulted in $725 in compensation expense during the year ended December 31, 2010 and $140 in compensation expense during the same period in 2009.  In April 2010, our Compensation Committee adopted an annual long term equity incentive program and a multi-year long term equity incentive program.  Non-cash compensation expense of $3,398 was recorded in 2010 related to these two programs.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Included in operating expenses for the year ended December 31, 2009 was an impairment charge of $11,847 recorded on two parcels of land and a hotel.  During the year ended December 31, 2010 we determined an additional impairment charge of $960 was incurred on one of these parcels of land and the hotel as conditions in these specific markets worsened.  Also during the year ended December 31, 2009, we determined that two of our development loans were permanently impaired and, accordingly, we recorded an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408.

Acquisition and terminated transaction costs increased $4,450 from $352 for the year ended December 31, 2009 to $4,802 for the year ended December 31, 2010 due to acquisitions consummated during period ended December 31, 2010.  Of these costs incurred, $3,271 related to our acquisition of three hotels acquired in the vicinity of Times Square in New York, NY, $24 related to our acquisition of the Hilton Garden Inn, Glastonbury, CT, $175 related to our acquisition of the Holiday Inn Wall Street in New York, NY, and $1,194 related to our acquisition of the Hampton Inn, Washington, D.C.  The remaining costs related to transactions that were terminated during the year. Two acquisitions were consummated during the same period in 2009.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.

Unconsolidated Joint Venture Investments

Our interest in the income from unconsolidated joint ventures was $2,257 for the year ended December 31, 2010 compared to a loss of $7,190 for the same period in 2009.  Our income from unconsolidated joint ventures for the period ended December 31, 2010 was due, in part, to a $1,818 gain recognized from the remeasurement of our interest in PRA Glastonbury, LLC the owner of the Hilton Garden Inn, Glastonbury, CT, upon our acquisition of our joint venture partner’s 52.0% interest in the venture.  In addition, we recorded a $2,190 gain recognized from the remeasurement of our interest in Hiren Boston, LLC, the owner of the Courtyard South Boston, MA. Included in the loss from unconsolidated joint ventures for the year ended December 31, 2009 was an impairment charge of $4,541.  Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for the year ended December 31, 2010 and 2009 for more information about the remeasurement of our interests in PRA Glastonbury, LLC and Hiren Boston, LLC.  RevPAR for our unconsolidated hotel portfolio increased 7.5% during the year ended December 31, 2010 when compared to the year ended December 31, 2009, which contributed to the increase in income from unconsolidated joint ventures.

Net Income/Loss

Net loss applicable to common shareholders for the year ended December 31, 2010 was $21,157 compared to a net loss applicable to common shareholders of $54,661 for the same period in 2009.  This improvement was driven primarily by an increase in operating income.  Operating income for the year ended December 31, 2010 was $26,408 compared to an operating loss of $5,441 during the same period in 2009.  We recorded a gain of $1,869 on the disposition of hotel properties during the year ended December 31, 2009, compared to a $347 gain during the same period in 2010.

Interest expense increased $277 from $40,441 for the year ended December 31, 2009 to $40,718 for the year ended December 31, 2010. Overall, interest expense has remained consistent with our steady debt balance throughout 2010. We incurred $878 of loss on the extinguishment of $54,684 of mortgage indebtedness and notes payable.  Proceeds from equity offerings consummated during the year were used to extinguish this debt.  The loss on the extinguishment of debt related primarily to a write-off of remaining unamortized deferred financing costs at the time of the extinguishment.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

Potential Sources of Capital

The ability to originate or refinance existing loans has become and continues to be very restrictive for all borrowers, even for those borrowers that have strong balance sheets.  While we maintain a portfolio of what we believe to be high quality assets and we believe our leverage to be at acceptable levels, the market for new debt origination and refinancing of existing debt remains challenging and visibility on the length of debt terms, the loan to value parameters and loan pricing on new debt originations is limited.  In the current economic environment, the fair market value of certain of our hotel properties may have declined causing an individual hotel property’s indebtedness as a percentage of the property’s fair market value to exceed the percentage our Board of Trustees intended at the time we acquired the property.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of December 31, 2011.  Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties.  However, these covenants do not constitute an event of default for these loans.  Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a $250,000 revolving credit facility that is secured by, among other things, 13 hotel properties.  The $250,000 revolving credit facility expires November 1, 2013, and includes an option to extend the maturity until November 1, 2014.  This option may be exercised at the sole discretion of the lenders.  As of December 31, 2011, we had $51,000 in borrowings under the $250,000 revolving credit facility and $8,563 in letters of credit outstanding under this facility, resulting in a remaining borrowing capacity under the $250,000 revolving credit facility of $190,437.  We intend to repay indebtedness incurred under the revolving line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2011, we have $84,487 consolidated indebtedness (excluding liabilities related to assets held for sale) payable on or before December 31, 2012 due to the maturity dates with respect to certain loans.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our $250,000 revolving credit facility and issuance of our securities.

On May 18, 2011, as noted above, we completed a public offering of 4,600,000 8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B Preferred Shares”), liquidation preference $25.00 per share, including 600,000 Series B Preferred Shares subject to an overallotment option exercised by the underwriters.  Net proceeds of the offering, less expenses and underwriters commissions, were approximately $110,977. Net proceeds from the offering were used to reduce some of the indebtedness outstanding under our $250,000 revolving credit facility and to fund a portion of the purchase price of Courtyard by Marriott, Westside, Los Angeles, CA, which was acquired on May 19, 2011.

Development Loans Receivable

As of December 31, 2011, we have $35,747 in development loan principal receivable and $3,096 in accrued interest receivable on these loans.  We may convert the principal and interest due to us on those development loans that are not extended into equity interests in the hotels developed by entering into purchase and sale agreements to acquire hotel properties from developers of their affiliates that allow us to pay a portion of the purchase price by forgiving and cancelling amounts owed to us under development loans, allowing us to reduce the amount of cash required to fund these acquisitions.  See “Note 4 – Development Loan Receivable,” for further information.

Acquisitions

During the year ended December 31, 2011, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible (Liability)	Acquisition Costs	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
Holiday Inn Express, Water Street, New York, NY	3/25/2011	$7,341	$28,591	$2,704	$28	$716	$-	$39,380	$-
Capitol Hill Suites, Washington, DC	4/15/2011	$8,095	$35,141	$4,264	$254	$1,043	$-	$48,797	$32,500
Courtyard by Marriott, Westside, Los Angeles, CA	5/19/2011	$13,489	$27,025	$6,486	$148	$165	$-	$47,313	$-
Hampton Inn, Pearl Street, New York, NY	7/22/2011	$-	$-	$-	$-	$-	$28,300	$28,300
Courtyard by Marriott, Miami, FL	11/16/2011	$35,699	$55,805	$6,142	$(1,979)	$236	$-	$95,903	$30,052

Total		$64,624	$146,562	$19,596	$(1,549)	$2,160	$28,300	$259,693	$62,552
We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings.

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our $250,000 revolving credit facility.  We believe that the net cash provided by operations in the coming year and borrowings drawn on our $250,000 revolving credit facility will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2011, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the year ended December 31, 2011 was $58,668 and cash used for the payment of distributions and dividends for the year ended December 31, 2011 was $47,132.

We also project that our operating cash flow and $250,000 revolving credit facility will be sufficient to satisfy almost all of our liquidity and other capital needs over the next twelve to eighteen months.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovation and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and schedule debt repayments. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including borrowings under our $250,000 revolving credit facility and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. Certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We project that our operating cash flow and our $250,000 revolving credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

We have increased our spending on capital improvements during the year ended December 31, 2011 when compared to the same period in 2010.  During the year ended December 31, 2011 we spent $26,201 on capital expenditures to renovate, improve or replace assets at our hotels.  This compares to $10,328 during the same period in 2010.  Our increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.  We expect further expansion of our capital expenditures in 2012 in an effort to invest in projects that we believe will generate additional returns as economic conditions improve.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have three ongoing hotel development projects.  We are constructing an additional hotel tower at our Courtyard by Marriott in Miami Beach, FL.  We are also completing the construction of a Hampton Inn in lower Manhattan, New York, NY.  Finally, we have entered into a purchase and sale agreement to acquire the Hyatt Union Square, New York, NY upon completion of construction.  These projects will require significant capital which we expect to fund with various sources of capital, including borrowings under our $250,000 revolving credit facility and through secured, non-recourse mortgage financings.  In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

We may spend additional amounts, if necessary, to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We expect to use operating cash flow, borrowings under our $250,000 revolving credit facility, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Years Ended December 31, 2011 and December 31, 2010

Net cash provided by operating activities increased $16,182, from $42,486 for the year ended December 31, 2010 to $58,668 for 2011.  Net income, adjusted for non-cash items such as gain on disposition of hotel properties, impairment of assets, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $24,028 for the year ended December 31, 2011 when compared to 2010.  This is primarily due to cash provided by properties acquired over the past eighteen months and improving operating results within our existing portfolio.  In addition, acquisition and terminated transaction costs incurred for the year ended December 31, 2011 decreased $2,060 when compared to the same period in 2010.  Offsetting the increases in cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities, such as accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2011 decreased $79,809, from $310,567 for year ended December 31, 2010 compared to $230,758 for 2011.  During the year of 2011, we used $167,149 to acquire five hotel properties.  This compares to $260,755 to acquire seven properties during the same period in 2010.  In 2011 we also received $13,285 from one of our unconsolidated joint ventures as a result of it refinancing its debt.  Offsetting these decreases in cash used in investing activities was an increase to $26,201 in capital expenditures and hotel development projects for the year ended 2011 when compared to the year ended 2010.  We have also funded $18,000 in deposits for the acquisition of additional hotel properties and invested $1,570 in a note receivable from an unconsolidated joint venture which will be used by the venture to fund a renovation.

Net cash provided by financing activities for year ended December 31, 2011 was $131,062 compared to $322,273 during the same period in 2010.  During the year ended 2010 we completed three equity offerings with net proceeds of $420,411.  During the year ended 2011, we completed an offering of preferred shares with net proceeds of $110,977.  These offerings and an additional equity offering in October 2010 increased our share count and preferred dividend obligations causing a net increase in total dividends and distributions paid of $16,879 when comparing the year ended 2011 to the year ended 2010.   Offsetting the proceeds from these offerings in 2010 and 2011 were net proceeds of $5,000 on our credit facility during 2010 compared to net repayments of $33,200 during the same period in 2011.  Net proceeds on our mortgages and notes payable were $63,085 during the year ended December 31, 2011 compared to net repayments of $30,305 during the same period in 2010.

Comparison of the Years Ended December 31, 2010 and December 31, 2009

Net cash provided by operating activities for the year ended December 31, 2010, and 2009, was $42,486 and $21,532, respectively. Primarily as a result of our acquisitions and improving ADR and occupancy at our wholly owned hotel properties, income before gain on disposition of hotel properties, impairment charges, depreciation and amortization, debt extinguishment and stock based compensation increased $10,850 during the year ended December 31, 2010 when compared to the same period in 2009.

Net cash used in investing activities for the year ended December 31, 2010 increased $301,646, from $8,921 in the year ended December 31, 2009 compared to $310,567 for the year ended December 31, 2010.  During the year ended December 31, 2010, we used $260,755 to acquire seven properties.  This expenditure compares to $9,315 to acquire two properties during the same period in 2009.  We have also funded $21,771 in construction costs for the conversion of two of our existing adjoined hotels into a Hyatt Place and a $5,500 deposit for the acquisition of hotel properties.  In addition, we invested $14,291 to purchase a mortgage loan secured by the Courtyard by Marriott, located in South Boston, MA, a hotel which is owned by a joint venture in which we have a 50% ownership interest.  Offsetting these increases in cash used in investing activities was a decrease of $2,000 in cash used to invest in development loans receivable for the year ended December 31, 2010 when compared to the same period in 2009.

Net cash provided by financing activities for the year ended December 31, 2010 was $322,273 compared to cash used in financing activities of $16,904 during the same period in 2009.  During the year ended December 31, 2010, we issued 108,100,000 common shares resulting in net proceeds of $420,441.  Net repayments under our credit facility were $33,200 during the year ended December 31, 2010 compared to net repayments of $9,221 during the same period in 2009.  Net repayments of our mortgages and notes payable were $30,305 during the year ended December 31, 2010 compared to net proceeds of $2,923 during the same period in 2009.

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

The GAAP measure that we believe to be most directly comparable to FFO, net income (loss) applicable to common shareholders, includes loss from the impairment of certain depreciable assets, our investment in unconsolidated joint ventures and land depreciation and amortization expenses, gains or losses on property sales, noncontrolling interest and preferred dividends. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from our property operations.  We determined that the loss from the impairment of certain depreciable assets including investments in unconsolidated joint ventures and land, was driven by a measurable decrease in the fair value of certain hotel properties and other assets as determined by our analysis of those assets in accordance with applicable GAAP.  As such, these impairments have been eliminated from net loss to determine FFO.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Net loss applicable to common shares	$(35,733)	$(21,157)	$(54,661)
Loss allocated to noncontrolling interest	(1,734)	(845)	(8,597)
(Income) loss from unconsolidated joint ventures	(1,290)	(2,257)	7,190
Gain on disposition of hotel properties	(991)	(347)	(1,869)
Loss from impairment of depreciable assets	30,248	2,433	16,122
Depreciation and amortization	50,718	44,223	35,942
Depreciation and amortization from discontinued operations	4,986	7,876	8,343
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	147	(307)	(98)
Funds from consolidated hotel operations applicable to common shares and Partnership Units	46,351	29,619	2,372

Income (loss) from Unconsolidated Joint Ventures	1,290	2,257	(7,190)
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	(2,757)	(4,008)	-
Add:
Impairment of investment in unconsolidated joint ventures	1,677	-	4,541
Depreciation and amortization of purchase price in excess of historical cost (2)	1,965	2,033	2,137
Interest in depreciation and amortization of unconsolidated joint ventures (3)	5,905	3,905	2,891
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership Units	8,080	4,187	2,379

FFO applicable to common shares and Partnership Units	$54,431	$33,806	$4,751

Weighted Average Common Shares and Units Outstanding
Basic	168,753,382	134,370,172	51,027,742
Diluted	181,090,322	146,656,308	59,752,467

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
(3)
Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

Certain amounts related to depreciation and amortization and depreciation and amortization from discontinued operations in the prior year FFO reconciliation have been recast to conform to the current year presentation.  In addition, based on guidance provided by NAREIT, we have eliminated loss from the impairment of certain depreciable assets, including investments in unconsolidated joint ventures and land, from net loss to arrive at FFO in each year presented.

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

Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:

—	a significant decrease in the market price of a long-lived asset;
—	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
—	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;
—	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;
—
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

—	a current expectation that, it is more likely than not that, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

As of December 31, 2011, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value, except certain properties included in our portfolio of assets held for sale as previously disclosed.  See “Note 12 – Discontinued Operations” for more information.

Investment in Joint Ventures

Properties owned in joint ventures are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE through means other than voting rights. Our examination of each joint venture consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and which entity has the power to direct the activities that most significantly impact the entity’s performance, and the obligation to absorb losses that could be significant, and receive gains that could be significant, including residual returns. Control can also be demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the limited partners and the inability of the limited partners to replace the general partner. This evaluation requires significant judgment.

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

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $1,677 for those assets for which our investment in the unconsolidated joint venture did not exceed the net proceeds distributable to us based on the purchase price.  See “Note 3 – Investment in Unconsolidated Joint Ventures” for more information.  As of December 31, 2011, based on our analysis, we have determined that the fair value of the remaining investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

Development Loans Receivable

The Company accounts for the credit risk associated with its development loans receivable by monitoring the portfolio for indications of impairment.  Our methodology consists of the following:

—	Identifying loans for individual review. In general, these consist of development loans that are not performing in accordance with the contractual terms of the loan.
—
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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued ASC Update No. 2011-05 concerning the presentation of comprehensive income. The amendment provides guidance to improve comparability, consistency, and transparency of financial reporting. The amendment also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, entities will be required to present all non-owner changes in the stockholders’ equity as either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment will be effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption, or January 1, 2012 for us.

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 7, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2011.

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter
Long Term Debt	$101,120	$63,038	$43,969	$119,296	$215,717	$226,659
Interest Expense on Long Term Debt	38,151	34,938	32,160	24,908	11,873	38,439
Credit Facility	-	51,000	-	-	-	-
Interest Expense on Credit Facility	2,257	2,257	-	-	-	-
Hotel Ground Rent	975	981	986	986	994	90,195
Total	$142,503	$152,214	$77,115	$145,190	$228,584	$355,293

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2011, we are exposed to interest rate risk with respect to variable rate borrowings under our $250,000 revolving credit facility and certain variable rate mortgages and notes payable. As of December 31, 2011, we had total variable rate debt outstanding of $154,438 with a weighted average interest rate of 3.60%.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2011 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2011 of $1,390.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have two interest rate caps related to debt on the Hotel 373, New York, NY and our two subordinated notes payable, and we have three interest rate swaps related to new debt on the Holiday Inn Express Times Square, New York, NY, Courtyard by Marriott, Westside, Los Angeles, CA, and Capitol Hill Suites, Washington DC.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2011 approximately 95.8% of our outstanding consolidated long-term indebtedness (excluding $61,758 in outstanding mortgage indebtedness related to assets held for sale) is subject to fixed rates or effectively capped, while approximately 4.2% of our outstanding long term indebtedness is subject to floating rates, excluding borrowings under our revolving line of credit.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2011 to be approximately $605,895 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2011 to be approximately $657,440, excluding outstanding mortgage indebtedness related to assets held for sale.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2011, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages & Notes Payable
Fixed Rate Debt	$77,272	$21,891	$36,195	$111,120	$190,344	$167,781	$604,603
Weighted Average Interest Rate	6.02%	6.01%	5.98%	5.94%	5.82%	5.82%	5.93%

Floating Rate Debt	$22,148	$29,742	$-	$-	$-	$51,548	$103,438
Weighted Average Interest Rate	3.45%	3.28%	3.28%	3.28%	3.28%	3.28%	3.31%
	$99,420	$51,633	$36,195	$111,120	$190,344	$219,329	$708,041

Revolving Credit Facility
	$-	$51,000	$-	$-	$-	$-	$51,000
Weighted Average Interest Rate		4.25%					4.25%
	$-	$51,000	$-	$-	$-	$-	$51,000

Discontinued Operations (1)
	$1,700	$11,405	$7,774	$8,176	$25,373	$7,330	$61,758
Average Interest Rate	6.00%	5.93%	5.83%	5.87%	5.59%	5.59%	5.80%

	$101,120	$114,038	$43,969	$119,296	$215,717	$226,659	$820,799

(1)	Represents 9 of the 14 Consolidated properties, with mortgage debt, under definitive agreement to be sold to an unrelated affililate.

The table incorporates only those exposures that existed as of December 31, 2011, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2012	2013	2014	2015	2016	Thereafter	Total

Principal repayments due as of December 31, 2011, as noted above	$101,120	$114,038	$43,969	$119,296	$215,717	$226,659	$820,799

Less: Discontinued Operations (1)	$(1,700)	$(11,405)	$(7,774)	$(8,176)	$(25,373)	$(7,330)	$(61,758)

Adjustments: Extension Options (2)

Hampton Inn - West Haven, CT (3)	(7,245)	170	180	6,895	-	-	-
Capitol Hill Suites - Washington, DC (4)	(32,500)	1,094	1,359	1,412	1,467	22,168	(5,000)
Residence Inn - Carlisle, PA (5)	-	(6,287)	169	180	5,938	-	-
Courtyard - Los Angeles, CA (6)	-	-	-	(27,500)	27,500	-	-
Hampton Inn - Smithfield, RI (7)	-	-	-	-	(5,643)	5,643	-
Lodgeworks Notes Payable (8)	-	-	-	-	-	(217)	(217)
Revolving Credit Facility (9)	-	(51,000)	51,000	-	-	-	-
							-
As Adjusted Principal Repayments	$59,675	$46,610	$88,903	$92,107	$219,606	$246,923	$753,824

(1)	Represents 9 of the 14 consolidated hotel properties, with mortgage debt, under definitive agreement to be sold.
(2)	Adjustments include amortization of principal scheduled to occur subsequent to December 31, 2011 through maturity date or extended maturity date if options are exercised.
(3)
Represents the mortgage debt on the Hampton Inn, West Haven, CT, which contains a three-year extension option, which is subject to the lender’s approval in its discretion which, if granted, effectively extends the maturity from November of 2012 to November of 2015.

(4)
Reflects the refinancing of the mortgage debt on the Capitol Hill Suites.  The mortgage debt of $32,500 as of December 31, 2011 was replaced in January 2012 with mortgage debt of $27,500 which contains a two-year extension option, subject to the lender’s approval in its discretion, effectively extending the maturity date from February 2015 to February of 2017.

(5)
Represents the mortgage debt on the Residence Inn, Carlisle, PA, which contains a three-year extension option, which is subject to the lender’s approval in its discretion which, if granted, effectively extends the maturity from January of 2013 to January of 2016.

(6)
Represents mortgage debt on the Courtyard, Los Angeles, CA, which contains a one-year extension option, which is subject to the lenders’ approval in its discretion which, if granted, effectively extends the maturity from September 2015 to September 2016.

(7)
Represents mortgage debt on the Hampton Inn, Smithfield, RI, which contains a one-year extension option, which is subject to the lender’s approval in its discretion which, if granted, effectively extends the maturity date from December 2016 to December 2017.

(8)
The Company terminated the management agreement with Lodgeworks, L.P., for the management services they provided for the seven Hyatt Summerfield Suites locations.  In connection with this termination, we repaid an interest free loan due to Lodgeworks as a result of our acquisition of the Summerfield Portfolio.  The balance of the note payable, $217 as of December 31, 2011, was repaid on January 5, 2012.

(9)
Represents the revolving credit facility, which contains a one-year extension option, which is subject to the lender's approval in its discretion which, if granted, effectively extends the maturity from November of 2013 to November of 2014.

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of Hersha Hospitality Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2012

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	December 31, 2011	December 31, 2010
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,340,876	$1,245,851
Investment in Unconsolidated Joint Ventures	38,839	35,561
Development Loans Receivable	35,747	41,653
Cash and Cash Equivalents	24,568	65,596
Escrow Deposits	27,321	17,384
Hotel Accounts Receivable, net of allowance for doubtful accounts of $495 and $31	11,353	9,611
Deferred Financing Costs, net of Accumulated Amortization of $9,138 and $5,852	9,023	10,204
Due from Related Parties	6,189	5,069
Intangible Assets, net of Accumulated Amortization of $1,357 and $1,084	8,013	7,934
Deposits on Hotel Acquisitions	19,500	5,500
Other Assets	15,651	12,914
Hotel Assets Held for Sale	93,829	-

Total Assets	$1,630,909	$1,457,277

Liabilities and Equity:
Line of Credit	$51,000	$46,000
Mortgages and Notes Payable, net of unamortized discount of $667 and $983	707,374	648,720
Accounts Payable, Accrued Expenses and Other Liabilities	31,140	28,601
Dividends and Distributions Payable	13,908	9,805
Due to Related Parties	2,932	939
Liabilities Related to Assets Held for Sale	61,758	-

Total Liabilities	868,112	734,065

Redeemable Noncontrolling Interests - Common Units (Note 1)	$14,955	$19,894

Equity:
Shareholders' Equity:
Preferred Shares: 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at December 31, 2011 and December 31, 2010	24	24
Preferred Shares: 8% Series B, $.01 Par Value, 4,600,000 shares authorized, 4,600,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $115,000) at December 31, 2011 and none issued and outstanding at December 31, 2010	46	-
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at December 31, 2011 and December 31, 2010, 169,969,973 and 169,205,638 Shares Issued and Outstanding at December 31, 2011 and December 31, 2010, respectively	1,699	1,692
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(1,151)	(338)
Additional Paid-in Capital	1,041,027	918,215
Distributions in Excess of Net Income	(310,974)	(236,159)
Total Shareholders' Equity	730,671	683,434

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	16,864	19,410
Noncontrolling Interests - Consolidated Joint Ventures	307	474
Total Noncontrolling Interests	17,171	19,884

Total Equity	747,842	703,318

Total Liabilities and Equity	$1,630,909	$1,457,277

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2011	2010	2009
Revenue:
Hotel Operating Revenues	$282,684	$237,176	$177,668
Interest Income from Development Loans	3,427	4,686	7,411
Other Revenues	333	325	1,427
Total Revenues	286,444	242,187	186,506

Operating Expenses:
Hotel Operating Expenses	153,427	130,823	101,310
Hotel Ground Rent	877	941	733
Real Estate and Personal Property Taxes and Property Insurance	19,286	17,151	12,291
General and Administrative	10,950	10,230	5,921
Stock Based Compensation	7,590	6,649	2,143
Acquisition and Terminated Transaction Costs	2,742	4,802	352
Loss from Impairment of Assets	-	960	33,255
Depreciation and Amortization	50,718	44,223	35,942
Total Operating Expenses	245,590	215,779	191,947

Operating Income (Loss)	40,854	26,408	(5,441)

Interest Income	457	168	207
Interest Expense	41,702	40,718	40,441
Other Expense	973	463	164
Loss on Debt Extinguishment	123	878	-
Loss before Income (Loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	(1,487)	(15,483)	(45,839)

Income (Loss) from Unconsolidated Joint Ventures	210	(1,751)	(2,649)
Impairment of Investment in Unconsolidated Joint Venture	(1,677)	-	(4,541)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	2,757	4,008	-
Income (Loss) from Unconsolidated Joint Venture Investments	1,290	2,257	(7,190)

Loss from Continuing Operations	(197)	(13,226)	(53,029)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	991	347	1,869
Impairment of Discontinued Assets	(30,248)	(1,473)	(5,856)
Income (Loss) from Discontinued Operations	2,486	(2,850)	(1,442)
Loss from Discontinued Operations	(26,771)	(3,976)	(5,429)

Net Loss	(26,968)	(17,202)	(58,458)

Loss Allocated to Noncontrolling Interests	1,734	845	8,597
Preferred Distributions	(10,499)	(4,800)	(4,800)

Net Loss applicable to Common Shareholders	$(35,733)	$(21,157)	$(54,661)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2011		2010		2009

Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations applicable to Common Shareholders	$(0.06)		$(0.13)		$(0.99)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	$(0.15)		(0.03)		(0.09)

Net Loss applicable to Common Shareholders	$(0.21)		$(0.16)		$(1.08)

DILUTED
Income (Loss) from Continuing Operations applicable to Common Shareholders	$(0.06	) *	$(0.13	) *	$(0.99	) *
(Loss) Income from Discontinued Operations applicable to Common Shareholders	$(0.15	) *	(0.03	) *	(0.09	) *

Net Loss applicable to Common Shareholders	$(0.21	) *	$(0.16	) *	$(1.08	) *

Weighted Average Common Shares Outstanding:
Basic	168,753,382		134,370,172		51,027,742
Diluted	168,753,382	*	134,370,172	*	51,027,742	*

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the twelve months ended December 31, 2011, 2010, and 2009, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Common Units of Limited Partnership Interest	7,295,112	8,628,492	8,724,725
Unvested Stock Awards Outstanding	584,216	396,328	-
Contingently Issuable Share Awards	2,097,456	934,097	-
Options to Acquire Common Shares Outstanding	2,360,156	2,327,219	-
Total potentially dilutive securities excluded from the denominator	12,336,940	12,286,136	8,724,725

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

	Shareholders' Equity												Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares		Class B Common Shares		Series A Preferred Shares		Series B Preferred Shares						Common Units					Common Units
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Additional Paid-In Capital	Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Shares	Dollars	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Shares	Dollars
Balance at December 31, 2008	48,276,222	$ 483	-	$ -	2,400,000	$ 24	-	$ -	$ 463,772	$ (109)	$ (114,207)	$ 349,963	5,682,048	$ 34,781	$ 1,854	$ 36,635	$ 386,598	3,064,252.00	$ 18,739
Unit Conversion	44,490	-	-	-	-	-	-	-	255	-	-	255	(44,490)	(255)	-	(255)	-	-	-
Common Stock Offering
Common Stock Offering, net of costs	8,442,300	84	-	-	-	-	-	-	21,258	-	-	21,342	-	-	-	-	21,342	-	-
Dividends and Distributions declared:
Common Stock ($0.33 per share)	-	-	-	-	-	-	-	-	-	-	(16,857)	(16,857)	-	-	-	-	(16,857)	-	-
Preferred Stock ($2.00 per Series A share)	-	-	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Common Units ($0.33 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,871)	-	(1,871)	(1,871)	-	(1,010)
Distribution to Noncontrolling Interest in Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(124)	(124)	(124)	-	-
Dividend Reinvestment Plan	9,943	-	-	-	-	-	-	-	25	-	-	25	-	-	-	-	25	-	-
Stock Based Compensation
Restricted and Performance Share Award Grants	862,462	9	-	-	-	-	-	-	(9)	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Amortization	-	-	-	-	-	-	-	-	2,039	-	-	2,039	-	-	-	-	2,039	-	-
Share Grants to Trustees	47,500	1	-	-	-	-	-	-	141	-	-	142	-	-	-	-	142	-	-
Disposition of Consolidated Joint Venture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,391)	(1,391)	(1,391)	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	-	-	(51)	-	(51)	-	-	-	-	(51)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	(49,861)	(49,861)	-	(5,529)	(72)	(5,601)	(55,462)	-	(2,996)
Total Comprehensive Loss												(49,912)	-	(5,529)	(72)	(5,601)	(55,513)	-	(2,996)
Balance at December 31, 2009	57,682,917	$ 577	-	$ -	2,400,000	$ 24	-	$ -	$ 487,481	$ (160)	$ (185,725)	$ 302,197	5,637,558	$ 27,126	$ 267	$ 27,393	$ 329,590	3,064,252	$ 14,733
Unit Conversion	2,934,511	29	-	-	-	-	-	-	12,405	-	-	12,434	(2,884,511)	(12,203)	-	(12,203)	231	(50,000)	(230)
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	(6,374)	-	-	(6,374)	-	-	-	-	(6,374)	-	6,374
Common Stock Offering
Common Stock Offering, net of costs	108,100,000	1,081	-	-	-	-	-	-	419,360	-	-	420,441	-	-	-	-	420,441	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	1,651,613	6,256	-	6,256	6,256	-	-
Dividends and Distributions declared:
Common Stock ($0.20 per share)	-	-	-	-	-	-	-	-	-	-	(29,277)	(29,277)	-	0	-	-	(29,277)	-	-
Preferred Stock ($2.00 per Series A share)	-	-	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Common Units ($0.20 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,090)	-	(1,090)	(1,090)	-	(610)
Distribution to Noncontrolling Interest in Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividend Reinvestment Plan	2,655	-	-	-	-	-	-	-	12	-	-	12	-	-	-	-	12	-	-
Stock Based Compensation
Restricted and Performance Share Award Grants	437,555	4	-	-	-	-	-	-	(4)	-	-	-	-	-	-	-	-	-	-
Restricted Share Award Amortization	-	-	-	-	-	-	-	-	5,072	-	-	5,072	-	-	-	-	5,072	-	-
Share Grants to Trustees	48,000	1	-	-	-	-	-	-	263	-	-	264	-	-	-	-	264	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	-	-	(178)	-	(178)	-	-	-	-	(178)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	(16,357)	(16,357)	-	(679)	207	(472)	(16,829)	-	(373)
Total Comprehensive Loss												(16,535)	-	(679)	207	(472)	(17,007)	-	(373)
Balance at December 31, 2010	169,205,638	$ 1,692	-	$ -	2,400,000	$ 24	-	$ -	$ 918,215	$ (338)	$ (236,159)	$ 683,434	4,404,660	$ 19,410	$ 474	$ 19,884	$ 703,318	3,014,252	$ 19,894
Unit Conversion	195,000	2	-	-	-	-	-	-	637	-	-	639	(245,000)	(868)	-	(868)	(229)	50,000	230
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	3,835	-	-	3,835	-	(13)	-	(13)	3,822	-	(3,822)
Preferred Stock Offering
Preferred Stock Offering, net of costs	-	-	-	-	-	-	4,600,000	46	110,931	-	-	110,977	-	-	-	-	110,977	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	46,404	204	-	204	204	-	-
Dividends and Distributions declared:
Common Stock ($0.23 per share)	-	-	-	-	-	-	-	-	-	-	(39,080)	(39,080)	-	-	-	-	(39,080)	-	-
Preferred Stock ($2.00 per Series A share)	-	-	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	(4,800)	-	-
Preferred Stock ($1.24 per Series B share)	-	-	-	-	-	-	-	-	-	-	(5,699)	(5,699)	-	-	-	-	(5,699)
Common Units ($0.23 per unit)	-	-	-	-	-	-	-	-	-	-	-	-	-	(970)	-	(970)	(970)	-	(702)
Contribution by Noncontrolling Interests in consolidated joint venture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	342	342	342
Deconsolidation of consolidated joint venture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(322)	(322)	(322)	-	-
Dividend Reinvestment Plan	2,933	-	-	-	-	-	-	-	14	-	-	14	-	-	-	-	14	-	-
Stock Based Compensation
Restricted and Performance Share Award Grants	504,820	5	-	-	-	-	-	-	1,343	-	-	1,348	-	-	-	-	1,348	-	-
Restricted Share Award Amortization	-	-	-	-	-	-	-	-	5,765	-	-	5,765	-	-	-	-	5,765	-	-
Restricted and Share Grants to Trustees	61,582	-	-	-	-	-	-	-	287	-	-	287	-	-	-	-	287	-	-
Comprehensive Income (Loss):
Other Comprehensive Loss	-	-	-	-	-	-	-	-	-	(813)	-	(813)	-	-	-	-	(813)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	(25,236)	(25,236)	-	(899)	(187)	(1,086)	(26,322)	-	(645)
Total Comprehensive Loss												(26,049)	-	(899)	(187)	(1,086)	(27,135)	-	(645)
Balance at December 31, 2011	169,969,973	$ 1,699	-	$ -	2,400,000	$ 24	4,600,000	$ 46	$ 1,041,027	$ (1,151)	$ (310,974)	$ 730,671	4,206,064	$ 16,864	$ 307	$ 17,171	$ 747,842	3,064,252	$ 14,955

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS]

	2011	2010	2009
Operating activities:
Net loss	$(26,968)	$(17,202)	$(58,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	(991)	(347)	(1,869)
Impairment of assets	30,165	2,410	39,111
Depreciation	55,704	51,823	44,002
Amortization	3,739	2,975	2,285
Debt extinguishment	145	725	-
Development loan interest added to principal	(2,094)	(2,559)	(3,253)
Equity in (loss) income of unconsolidated joint ventures	(1,290)	(2,257)	7,190
Distributions from unconsolidated joint ventures	132	-	400
Loss (gain) recognized on change in fair value of derivative instrument	125	12	(172)
Stock based compensation expense	7,590	6,649	2,143
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(1,358)	(1,694)	(312)
Escrows	(4,378)	(294)	(3,770)
Other assets	(914)	(273)	(3,727)
Due from related parties	(1,120)	(2,514)	2,159
Increase (decrease) in:
Due to related parties	1,993	(131)	(634)
Accounts Payable, Accrued Expenses and Other Liabilities	(1,812)	5,163	(3,563)
Net cash provided by operating activities	58,668	42,486	21,532

Investing activities:
Purchase of hotel property assets	(167,149)	(260,755)	(9,315)
Deposits on hotel acquisitions	(18,000)	(5,500)	-
Capital expenditures	(26,201)	(10,328)	(6,138)
Cash paid for hotel development projects	(32,120)	(21,771)	-
Proceeds from disposition of hotel properties	2,361	2,863	8,524
Net changes in capital expenditure escrows	(1,299)	(885)	-
Repayments from and advances to unconsolidated joint ventures, net	13,285	(14,291)	(753)
Distributions from unconsolidated joint ventures	-	100	261
Investment in development loans receivable	-	-	(2,000)
Repayment of development loans receivable	-	-	500
Investment in notes receivable from unconsolidated joint venture	(1,570)	-	-
Cash paid for franchise fee intangible	(65)	-	-
Net cash used in investing activities	(230,758)	(310,567)	(8,921)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	5,000	(33,200)	(9,221)
Principal repayment of mortgages and notes payable	(8,193)	(61,810)	(39,232)
Proceeds from mortgages and notes payable	71,278	31,505	42,155
Cash paid for deferred financing costs	(868)	(4,016)	(362)
Proceeds from issuance of preferred stock, net	110,977	-	-
Proceeds from issuance of common stock, net	-	420,441	21,342
Acquisition of interest rate cap	-	(394)	-
Distributions to partners in consolidated joint ventures	-	-	(124)
Dividends paid on common shares	(37,323)	(23,688)	(22,640)
Dividends paid on preferred shares	(8,199)	(4,800)	(4,800)
Distributions paid on common partnership units	(1,610)	(1,765)	(4,022)
Net cash provided by (used in) financing activities	131,062	322,273	(16,904)

Net (decrease) increase in cash and cash equivalents	(41,028)	54,192	(4,293)
Cash and cash equivalents - beginning of period	65,596	11,404	15,697

Cash and cash equivalents - end of period	$24,568	$65,596	$11,404

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Hersha’s common shares of beneficial interest trade on the New York Stock Exchange (“the NYSE”) under the ticker symbol "HT", its 8.0% Series A preferred shares of beneficial interest trade on the NYSE under the ticker symbol "HT PR A”, and its 8.0% Series B preferred shares of beneficial interest trade on the NYSE under the ticker symbol “HT PR B.”

As of December 31, 2011, the Company, through the Partnership and subsidiary partnerships, wholly owned sixty-five limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2011, the Company owned joint venture interests in another fifteen properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

The properties are managed by eligible independent management companies, including Hersha Hospitality Management, LP (“HHMLP”). HHMLP is owned in part by three of the Company’s executive officers, two of its trustees and other third party investors.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Our examination consists of reviewing the sufficiency of equity at risk, controlling financial interests, voting rights, and which entity has the power to direct the activities that most significantly impact the entity’s performance, and the obligation to absorb losses that could be significant, and receive gains that could be significant, including residual returns. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC; Metro 29th Sublessee, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II.  Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $23,762 as of December 31, 2011.  Also, Mystic Partners Leaseco, LLC; South Bay Boston, LLC; HT LTD Williamsburg One LLC; HT LTD Williamsburg Two LLC, and Metro 29th Sublessee, LLC lease hotel properties from our joint venture interests and are VIEs. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. The accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Hotel Properties

The Company allocates the purchase price of hotel properties acquired based on the fair value of the acquired real estate, furniture, fixtures and equipment, and intangible assets and the fair value of liabilities assumed, including debt. The fair value allocations were determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over the following estimated useful lives:

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

Development Loans Receivable

The Company provides secured first-mortgage and mezzanine financing to hotel developers. Development loans receivable are recorded at cost and are reviewed for potential impairment on an on-going basis. The Company’s development loans receivable are each secured by various hotel or hotel development properties or partnership interests in hotel or hotel development properties. We have determined that development loans receivable do not constitute a financial interest in a VIE and do not consolidate the operating results of the borrower in our consolidated financial statements.  Our evaluation consists of reviewing the sufficiency of the borrower’s equity at risk, controlling financial interests in the borrower, voting rights of the borrower, and which entity has the power to direct the activities that most significantly impact the entity’s performance, and the obligations to absorb losses that could be significant, and receive gains that could be significant, including residual returns. The analysis utilized by the Company in evaluating the development loans receivable involves considerable management judgment and assumptions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deferred Financing Costs

Deferred financing costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method.

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

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2011, 2010 and 2009 was 95.9%, 95.8%, and 86.9%, respectively.

We define a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the shareholders’ equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We classify the noncontrolling interests of our consolidated joint ventures within equity on our consolidated balance sheets.  These noncontrolling interests totaled $307 as of December 31, 2011 and $474 as of December 31, 2010.  In addition, certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) are reclassified from the mezzanine section of our consolidated balance sheets to equity.  These noncontrolling interests of Nonredeemable Common Units totaled $16,864 as of December 31, 2011 and $19,410 as of December 31, 2010.  As of December 31, 2011, there were 4,206,064 Nonredeemable Common Units outstanding with a fair market value of $20,526, based on the price per share of our common shares on the NYSE on such date.  In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Certain common units of limited partnership interests in HHLP (“Redeemable Common Units”) have been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units serve as collateral contains a provision that could result in a net cash settlement outside of the control of the Company.  As a result, the Redeemable Common Units will continue to be classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under US GAAP.  The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of December 31, 2011, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $14,955.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of December 31, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $12,402.  As of December 31, 2010, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $13,521.

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

Shareholders’ Equity

On May 18, 2011, we completed a public offering of 4,600,000 8.00% Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”), liquidation preference $25.00 per share, including 600,000 Series B Preferred Shares subject to an overallotment option exercised by the underwriters.  Net proceeds of the offering, less expenses and underwriters commissions, were approximately $110,977.  Net proceeds from the offering were used to reduce some of the indebtedness outstanding under our revolving line of credit facility and to fund a portion of the purchase price of Courtyard by Marriott, Westside, Los Angeles, CA, which was acquired on May 19, 2011.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On August 4, 2009, we entered into a purchase agreement with Real Estate Investment Group L.P. (“REIG”), pursuant to which we sold 5,700,000 common shares at a price of $2.50 per share to REIG for gross proceeds of $14,250.  We also granted REIG the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share, which is exercisable through August 4, 2014.  On February 9, 2012 the closing price for our common shares on the NYSE exceeded $5.00 for 20 consecutive trading days, and, in accordance with the terms of the option, we called in and canceled the option in exchange for issuing 2,521,561 common shares to REIG with an aggregate value equal to $13,566.  This amount equals the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the 5,700,000 common shares remaining under the option.

On June 12, 2009, we entered into a sales agreement with a broker-dealer acting as a sales agent, under which it could offer and sell up to 15,000,000 common shares.  Sales of shares under this agreement, if any, could be made by any method permitted by law deemed to be an “at the market offering” and in privately negotiated transactions.  Under the sales agreement, during the year ended December 31, 2009, we sold 2,742,300 shares with net proceeds of $8,258.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2011, 2010 and 2009, the Company did not record any uncertain tax positions.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASC Update No. 2011-05 concerning the presentation of comprehensive income. The amendment provides guidance to improve comparability, consistency, and transparency of financial reporting. The amendment also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, entities will be required to present all non-owner changes in the stockholders’ equity as either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment will be effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption, or January 1, 2012 for us.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Land	$278,442	$233,869
Buildings and Improvements	1,090,280	1,057,344
Furniture, Fixtures and Equipment	151,600	150,723
Construction in Progress	31,638	15,301
	1,551,960	1,457,237

Less Accumulated Depreciation	(211,084)	(211,386)

Total Investment in Hotel Properties	$1,340,876	$1,245,851

Depreciation expense was $55,336, $51,823 and $44,002 (including depreciation on assets held for sale) for the years ended December 31, 2011, 2010, and 2009, respectively.

Acquisitions

During the year ended December 31, 2011, we acquired the following wholly-owned hotel and hotel development properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible (Liability)	Acquisition Costs	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
Holiday Inn Express, Water Street, New York, NY	3/25/2011	$7,341	$28,591	$2,704	$28	$716	$-	$39,380	$-
Capitol Hill Suites, Washington, DC	4/15/2011	$8,095	$35,141	$4,264	$254	$1,043	$-	$48,797	$32,500
Courtyard by Marriott, Westside, Los Angeles, CA	5/19/2011	$13,489	$27,025	$6,486	$148	$165	$-	$47,313	$-
Hampton Inn, Pearl Street, New York, NY	7/22/2011	$-	$-	$-	$-	$-	$28,300	$28,300
Courtyard by Marriott, Miami, FL	11/16/2011	$35,699	$55,805	$6,142	$(1,979)	$236	$-	$95,903	$30,052

Total		$64,624	$146,562	$19,596	$(1,549)	$2,160	$28,300	$259,693	$62,552

As shown in the table below, included in the consolidated statements of operations for the year ended December 31, 2011 are total revenues of $19,476 and total net loss of $684 for the hotels we acquired a 100% interest in since January 1, 2011.  While we acquired a 100% interest in the Sheraton, New Castle, DE in December 2010, the property did not open until December 2011.  These amounts represent the results of operations for such hotels since the date of acquisition of our 100% interest in such hotels or, in the case of the Sheraton, New Castle, DE, the results of operations for such hotel since the date operations commenced.

	Twelve Months Ended,
	December 31, 2011
Hotel	Revenue	Net Income (Loss)
Holiday Inn Express, Water Street, New York, NY	$5,605	$785
Capitol Hill Suites, Washington, DC	5,327	(1,601)
Courtyard by Marriott, Westside, Los Angeles, CA	6,760	557
Courtyard by Marriott, Miami, FL	1,716	(135)
Sheraton, New Castle, DE	68	(290)
Total	$19,476	$(684)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

During the year ended December 31, 2010 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible (Liability)	Acquisition Costs	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
Hilton Garden Inn, Glastonbury, CT	1/1/2010	$1,898	$12,981	$2,223	$27	$24	$-	$17,153	$11,937
Hampton Inn, Times Square, NY	2/9/2010	10,691	41,637	3,939	89	1,109	-	57,465	-
Holiday Inn Express, Times Square, NY	2/9/2010	11,075	43,113	4,078	105	1,146	-	59,517	-
Candlewood Suites, Times Square, NY	2/9/2010	10,281	36,687	4,298	96	1,016	-	52,378	-
Holiday Inn, Wall Street, NY	5/7/2010	12,152	21,100	1,567	57	175	-	35,051	-
Hampton Inn, Washington, DC	9/1/2010	9,335	58,048	5,605	108	1,194	-	74,290	-
Sheraton, New Castle, DE	12/28/2010	-	-	-	-	-	15,301	15,301	-

Total		$55,432	$213,566	$21,710	$482	$4,664	$15,301	$311,155	$11,937

As shown in the table below, included in the consolidated statements of operations for the year ended December 31, 2011 and 2010 are total revenues of $64,173 and $46,147, respectively, and total net income of $12,353 and $7,518, respectively, for the hotels we acquired a 100% interest in since January 1, 2010.  These amounts represent the results of operations for such hotels since the date of acquisition of our 100% interest in such hotels.

	Twelve Months Ended,		Twelve Months Ended,
	December 31, 2011		December 31, 2010
Hotel	Revenue	Net Income (Loss)	Revenue	Net (Loss) Income
Hilton Garden Inn, Glastonbury, CT	$5,371	$333	$5,046	$(142)
Hampton Inn, Holiday Inn Express, Candlewood Suites, Times Square, New York, NY	38,705	11,588	32,681	7,025
Holiday Inn, Wall Street, New York, NY	6,756	1,929	4,496	962
Hampton Inn, Washington, DC	13,341	(1,497)	3,924	(327)
Total	$64,173	$12,353	$46,147	$7,518

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2010 had been completed on January 1, 2010.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2010 at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Year Ended December 31,
	2011	2010
Pro Forma Total Revenues	$306,910	$288,818

Pro Forma (Loss) income from Continuing Operations	$884	$(5,978)
Loss from Discontinued Operations	(26,771)	(3,976)
Pro Forma Net Loss	(25,887)	(9,954)
Loss allocated to Noncontrolling Interest	1,689	408
Preferred Distributions	(10,499)	(4,800)
Pro Forma Net Loss applicable to Common Shareholders	$(34,697)	$(14,346)

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$(0.21)	$(0.11)
Diluted	$(0.21)	$(0.11)

Weighted Average Common Shares Outstanding
Basic	168,753,382	134,370,172
Diluted	168,753,382	134,370,172

Asset Development and Renovation

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from an unaffiliated seller for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company acquired the real property and the improvements for cash and by cancelling an $8,000 development loan on the re-development project made to the seller and by cancelling $300 of accrued interest receivable from the seller.  We have begun the process of re-developing this building into a Hampton Inn.   As of December 31, 2011, we have spent $3,338 in development costs.

On December 28, 2010, we closed on the acquisition of a parcel of land, which includes a multi-story vacant building from an unrelated third party in New Castle, DE.  The total purchase price for the parcel of land and the improvements was $15,301, which was paid in cash.  On December 5, 2011, the renovations were completed and the hotel open as a Sheraton branded hotel.  We capitalized approximately $7,771 in development costs, which are included in Investment in Hotel Properties on the consolidated balance sheet.

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

Hotel Closing

Effective March 31, 2011, we ceased operations at the Comfort Inn, located in North Dartmouth, MA and are in the process of conveying the asset to the lender.  The closure of the property coincided with the expiration of its franchise agreement.  The property has a carrying value of $1,949, as of December 31, 2011, which approximates its fair value.  See “Note 6 – Debt” for additional discussion regarding the closure of this property.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2011 and December 31, 2010 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	December 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2011	2010

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$-	$28
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	1,681	1,852
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	5,035	-
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	23,762	25,935
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	8,361	7,746
				$38,839	$35,561

On April 13, 2010, we purchased a mortgage loan secured by the Courtyard by Marriott, South Boston, MA from Hiren Boston, LLC’s lender for a purchase price of $13,750.  As a result of the purchase of this mortgage loan, we determined that we were the primary beneficiary of Hiren Boston, LLC and, as such, we ceased to account for our investment in Hiren Boston, LLC under the equity method of accounting and began accounting for Hiren Boston, LLC as a consolidated subsidiary.  Our interest in Hiren Boston, LLC was remeasured, and as a result, during the twelve months ended December 31, 2010 we recorded a gain of approximately $2,190.

On June 20, 2011, Hiren Boston, LLC refinanced its debt with a third party institutional lender and, as a result, our mortgage interest in the property was terminated and the outstanding principal balance of $13,750 was repaid to us in full.  We have determined that we are no longer the primary beneficiary of Hiren Boston, LLC and it is no longer a consolidated subsidiary of the Company and we have begun to account for our investment in Hiren Boston, LLC under the equity method of accounting.  Our interest in Hiren Boston, LLC has been remeasured and, as a result, we have recorded a gain of approximately $2,757 for the twelve months ended December 31, 2011.  The fair value of our interest in Hiren Boston, LLC was based on a third party appraisal, which utilized the market approach.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Income (loss) recognized during the years ended December 31, 2011, 2010, and 2009, for our Investments in Unconsolidated Joint Ventures is as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
PRA Glastonbury, LLC	$-	$-	$(77)
Inn American Hospitality at Ewing, LLC	(28)	(331)	(127)
Hiren Boston, LLC	158	-	(460)
SB Partners, LLC	(171)	(83)	(156)
Mystic Partners, LLC	(364)	(1,650)	(1,686)
PRA Suites at Glastonbury, LLC	-	-	(6)
Metro 29th Street Associates, LLC	615	313	(137)
	210	(1,751)	(2,649)
Impairment from Unconsolidated Joint Ventures	(1,677)	-	(4,541)
Gain from Remeasurement of Investment in Unconsolidated Joint Venture	2,757	4,008	-

Income (Loss) from Unconsolidated Joint Venture Investments	$1,290	$2,257	$(7,190)

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2011 and December 31, 2010 and for the years ended December 31, 2011, 2010, and 2009.

Balance Sheets
	December 31,	December 31,
	2011	2010
Assets
Investment in hotel properties, net	$140,550	$144,675
Other Assets	33,142	27,970
Assets Held For Sale	19,308	-
Total Assets	$193,000	$172,645

Liabilities and Equity
Mortgages and notes payable	$139,032	$156,976
Other liabilities	40,583	37,797
Liabilities Related to Assets Held For Sale	31,219	-
Equity:
Hersha Hospitality Trust	43,140	38,394
Joint Venture Partner(s)	(60,974)	(60,522)
Total Equity	(17,834)	(22,128)

Total Liabilities and Equity	$193,000	$172,645

Statements of Operations
	Twelve Months Ended December 31,
	2011	2010	2009
Room Revenue	$69,945	$62,297	$69,654
Other Revenue	22,574	20,844	21,975
Operating Expenses	(60,844)	(56,165)	(61,706)
Interest Expense	(8,378)	(9,899)	(14,378)
Loss on Impairment of Building and Equipment	1	-	(7)
Lease Expense	(5,505)	(5,363)	(5,647)
Property Taxes and Insurance	(4,913)	(6,128)	(5,983)
General and Administrative	(5,963)	(6,163)	(6,443)
Loss Allocated to Noncontrolling Interests	(44)	608	814
Depreciation and Amortization	(7,144)	(9,056)	(13,037)

Net (loss) From Continuing Operations	(271)	(9,025)	(14,758)
Income from Discontinued Operations	2,193	1,128	888

Net Income (Loss)	1,922	(7,897)	(13,870)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
Company's share of equity recorded on the joint ventures' financial statements	$43,140	$38,394
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(4,301)	(2,833)
Investment in Unconsolidated Joint Ventures	$38,839	$35,561

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the year ended December 31, 2011, no such loans were originated by us.  Interest income from development loans was $3,427, $4,686 and $7,411 for the years ended December 31, 2011, 2010, and 2009, respectively.   Accrued interest on our development loans receivable was $3,096 as of December 31, 2011 and $3,013 as of December 31, 2010.  Accrued interest on our development loans receivable as of December 31, 2011 does not include cumulative interest income of $7,748 which has been accrued and paid in kind by adding it to the principal balance of certain loans as indicated in the table below.

As of December 31, 2011 and 2010, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding December 31, 2011		Principal Outstanding December 31, 2010	Interest Rate	Maturity Date (1)
Operational Hotels
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2012*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000		2,000	11%	August 6, 2012*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	1,000		1,000	10%	November 1, 2012*
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	14,444	(2)	12,939	11%	December 31, 2012*

Construction Hotels
Hyatt Union Square - New York, NY (3)	Risingsam Union Square, LLC	13,303	(2)	12,714	10%	N/A
Hampton Inn - New York, NY (4)	SC Waterview, LLC	-		8,000	10%	N/A

Total Development Loans Receivable		$35,747		$41,653

* Indicates borrower is a related party

(1)
Represents current maturity date in effect. Agreements for our development loans receivable typically allow for multiple one-year extensions which can be exercised by the borrower if the loan is not in default.  As these loans typically finance hotel development projects, it is common for the borrower to exercise their options to extend the loans, in whole or in part, until the project has been completed and the project provides cash flow to the developer or is refinanced by the developer.

(2)
We amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan as of December 31, 2011, 2010 and 2009:

	Interest Income Year Ended December 31,
Borrower	2011	2010	2009	Cumulative Interest Income Paid In Kind
Risingsam Union Square, LLC (3)	$589	$1,211	$1,069	$3,304
44 Lexington Holding, LLC	1,505	1,348	1,178	4,444

Total	$2,094	$2,559	$2,247	$7,748

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE (continued)

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Balance at January 1,	$41,653	$46,094	$81,500
New advances	-	-	2,000
Interest added to principal	2,094	2,559	4,502
Repayments	-	-	(500)
Principal exchanged for interest in hotel properties	(8,000)	(7,000)	(20,000)
Impairments, net of discount	-	-	(21,408)
Balance at December 31,	$35,747	$41,653	$46,094

Impairment of Development Loans

We monitor our portfolio of development loans on an on-going basis to determine collectability of the loan principal and accrued interest.  In 2009, we determined that our development loans to Brisam East 52, LLC and Brisam Greenwich, LLC, which were secured by the equity interest in each entity, were permanently impaired.  We ceased accruing interest on the loans effective July 1, 2009.  As of December 31, 2009, we determined that the fair value of each loan receivable is $0 and have incurred an impairment charge for the remaining principal on these loans in the aggregate amount of $21,408, which includes $1,408 of interest income that had been added to the principal balance of the loan.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Transaction Costs	$1,703	$340
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	7,683	6,986
Interest Receivable from Development Loans to Non-Related Parties	1,238	1,767
Hotel Purchase Option	933	933
Other	2,546	1,340
	$15,651	$12,914

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

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,859 and $1,246 as of December 31, 2011 and 2010, respectively, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – We have an option to acquire a 49% interest in the entity that owns the Holiday Inn Express – Manhattan.  This option is exercisable after October 31, 2011 or upon termination of Metro 29th Street’s lease of the hotel and expires at the end of the lease term.

Deposits on Hotel Acquisitions

As of December 31, 2011, we had $19,500 in non-interest bearing deposits related to the acquisition of hotel properties, of which $19,000 is related to the deposit on Hyatt Union Square, New York, NY.  Please see “Note 4 – Development Loans Receivable” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages and Notes Payable

We had total mortgages payable at December 31, 2011, and December 31, 2010 of $717,367 (including $61,758 in outstanding mortgage indebtedness related to assets held for sale) and $596,949, respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.28% to 8.25% as of December 31, 2011. Aggregate interest expense incurred under the mortgage loans payable totaled $39,786, $37,600, and $35,878 during 2011, 2010, and 2009, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 12 of our hotel properties were not met as of December 31, 2011.  Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties.   However, these covenants do not constitute an event of default for these loans. As of December 31, 2011, we were in compliance with all events of default covenants under the applicable loan agreements, with the exception of our non-recourse mortgage loan payable on the Comfort Inn, North Dartmouth, MA.  As noted in “Note 2 – Investment in Hotel Properties,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  We are currently in discussions to transfer title to the property to the lender.  As of December 31, 2011, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,968 and $212, respectively.

As of December 31, 2011, the maturity dates for the outstanding mortgage loans ranged from February 2012 to September 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  Effective July 30, 2010, the $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  Prior to this, the $25,774 note issued to Hersha Statutory Trust I incurred interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II incurred interest at a fixed rate of 7.173% per annum through July 30, 2010.  The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2011, 2010, and 2009 was 3.35%, 5.69%, and 7.31%, respectively.  Interest expense in the amount of $1,727, $2,934, and $3,766 was recorded for the years ended 2011, 2010, and 2009, respectively.

Other Notes Payable

HHLP entered into a management agreement with an unaffiliated hotel manager that has extended a $498 interest-free loan to HHLP for working capital contributions that are due at either the termination or expiration of the management agreement.  A discount was recorded on the note payable which reduced the principal balances recorded in the mortgages and notes payable. The discount is being amortized over the remaining life of the loan and is recorded as interest expense.  Between December 31, 2010 and December 31, 2011, we terminated the management agreement with Lodgeworks, L.P. (“Lodgeworks”), for the management services they provided for the seven Hyatt Summerfield Suites locations located in White Plains, NY, Gaithersburg, MD, Charlotte, NC, Bridgewater, NY, Pleasanton, CA, Pleasant Hill, CA, and Scottsdale, AZ.  In connection with this termination, which occurred on three separate dates (December 31, 2010, September 1, 2011 and December 31, 2011), we repaid the $217 interest free loan due to Lodgeworks as a result of our acquisition of the Summerfield Suites portfolio.  The balance of the note payable, was $217 and $223 as of December 31, 2011 and December 31, 2010, respectively.  We repaid the final balance of this note on January 5, 2012.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Aggregate annual principal payments for the Company’s mortgages and notes payable for the five years following December 31, 2011 and thereafter are as follows:

Year Ending December 31,	Amount

2012	101,120
2013	63,038
2014	43,969
2015	119,296
2016	215,717
Thereafter	226,659
Net Unamortized Discount	(667)
$769,132

Revolving Credit Facility

On November 5, 2010, we entered into a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders.  The credit agreement provides for a senior secured revolving credit facility in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for the swing line loans.  On November 5, 2010, our previous $135,000 revolving credit facility was terminated and replaced by the new credit facility and as a result all amounts outstanding under our previous credit facility were repaid with borrowings from our new credit facility.  Additional borrowings under the $250,000 revolving credit facility may be used for working capital and general corporate purposes and for the future purchase of additional hotels.  The $250,000 revolving credit facility expires on November 1, 2013, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the credit facility for an additional one-year period.

The $250,000 revolving credit facility is collateralized by a first lien-security interest in all existing and future unencumbered assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following hotel properties:

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

The credit agreement providing for the $250,000 revolving credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

-	a fixed charge coverage ratio of not less than 1.25 to 1.00 which increased to 1.35 to 1.00 as of September 30, 2011, and will increase to 1.45 to 1.00 as of September 30, 2012; and
-	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00.

The Company is in compliance with each of the covenants listed above as of December 31, 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Prior to November 5, 2010, we maintained a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders, which provided for a revolving line of credit in the principal amount of up to $175,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit. The bank group had committed $135,000, and the credit agreement was structured to allow for an increase of an additional $40,000 under the line of credit, provided that additional collateral was supplied and additional lenders joined the bank group.  On December 11, 2009, we amended this credit agreement to modify certain financial covenants, resulting in changes to the annual interest rate incurred on prime rate and LIBOR rate loans borrowed under this facility.  Hersha paid the lenders a fee of $338 in connection with the amendment the credit agreement.

The outstanding principal balance under the $250,000 revolving credit facility was $51,000 at December 31, 2011 and $46,000 at December 31, 2010. The Company recorded interest expense of $2,103, $2,737, and $3,235 related to borrowings drawn on the $135,000 revolving credit facility and the $250,000 revolving credit facility, for the years ended December 31, 2011, 2010, and 2009, respectively. The weighted average interest rate on our Line of Credit during the years ended December 31, 2011, 2010, and 2009 was 4.43%, 4.29%, and 3.25%, respectively.

As of December 31, 2011 we had $8,563 in irrevocable letters of credit issued and our remaining borrowing capacity under the Line of Credit was $190,437.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.   As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $758,374 and $785,453 respectively (excluding outstanding mortgage indebtedness related to assets held for sale). As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $694,720 and $658,487 respectively.

Capitalized Interest

We utilize mortgage debt and our $250,000 revolving credit facility to finance on-going capital improvement projects at our hotels.  Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the years ended December 31, 2011, 2010, and 2009, we capitalized $1,372, $46 and $10, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments.  Amortization of deferred financing costs is recorded in interest expense.  As of December 31, 2011, deferred costs were $9,023, net of accumulated amortization of $9,138.  As of December 31, 2010, deferred costs were $10,204, net of accumulated amortization of $5,852.  Amortization of deferred costs for the years ended December 31, 2011, 2010, and 2009 was $3,535, $2,381 and $2,059, respectively.

New Debt/Refinance

On January 31, 2012, we repaid outstanding mortgage debt of $32,500 secured by the Capitol Hill Suites, Washington, D.C., and simultaneously entered into a new mortgage obligation of $27,500.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.25% and matures on January 30, 2015.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 3.79%.

On September 29, 2011, we entered into a $30,000 mortgage loan secured by our Courtyard by Marriott, Westside, Los Angeles, CA, property.   Previously, this property was included as collateral on our revolving credit facility.  The new mortgage loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.85% with a floor of 0.75% and matures on September 29, 2015.  As a result of this new debt, we capitalized $404 in deferred financing costs.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 4.947%.  See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Also, on September 29, 2011, we refinanced the $11,913 mortgage loan secured by a land parcel located on Eighth Avenue, New York, NY.  The new mortgage loan bears interest at a variable rate of Wall Street Journal Prime Rate plus 1.0%, at no time less than 6.0% or more than 16.0% and matures on July 1, 2013.  As a result of this refinancing, we capitalized $152 in deferred financing costs.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the years ended December 31, 2011, 2010 and 2009, base management fees incurred totaled $9,190, $7,099 and $5,485, respectively and are recorded as Hotel Operating Expenses.  For the years ended December 31, 2011, 2010 and 2009, we did not incur incentive management fees.

On December 3, 2010, we terminated the management agreement held with Marriott International Inc. for the management services they provided for the Courtyard by Marriott, Alexandria, VA. In connection with this termination, we paid $250 in termination fees. Effective December 4, 2010, this hotel is now managed by HHMLP.   Also, between December 31, 2010 and December 31, 2011, we terminated the management agreement held with Lodgeworks, L.P. for the management services they provided for seven Hyatt Summerfield Suites properties.  In connection with this termination, we repaid $498 as repayment of the interest free loan due to Lodgeworks, L.P. as a result of our acquisition of the Hyatt Summerfield Suites portfolio.  See “Note 6 – Debt” for more information.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the years ended December 31, 2011, 2010 and 2009 was $22,729, $18,560 and $14,019 respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property.  For the years ended December 31, 2011, 2010 and 2009, the Company incurred accounting fees of $1,822, $1,537 and $1,459, respectively.  For the years ended December 31, 2011, 2010 and 2009, the Company incurred information technology fees of $460, $347 and $325, respectively. Accounting fees and information technology fees are included in hotel operating expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the years ended December 31, 2011, 2010 and 2009, we incurred fees of $1,208, $257 and $158, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (continued)

Acquisitions from Affiliates

We have entered into an option agreement with each of our officers and certain trustees such that we obtain a right of first refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of the Company. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

Hotel Supplies

For the years ended December 31, 2011, 2010, and 2009, we incurred charges for hotel supplies of $143, $156 and $73, respectively. For the years ended December 31, 2011, 2010 and 2009, we incurred charges for capital expenditure purchases of $18,404, $6,755 and $824, respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $26 and 22 is included in accounts payable at December 31, 2011 and 2010, respectively.

Due From Related Parties

The due from related parties balance as of December 31, 2011 and 2010 was approximately $6,189 and $5,069, respectively. The balances primarily consisted of accrued interest due on our development loans, a note receivable from one of our unconsolidated joint ventures, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of December 31, 2011 and 2010 was approximately $2,932 and $939, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the years ended December 31, 2011, 2010, and 2009, we incurred $877, $941 and $733, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2012	$975
2013	981
2014	986
2015	986
2016	994
Thereafter	90,195
$95,117

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
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

As of December 31, 2011, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of December 31, 2011 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 4%, originated concurrently with the debt associated with the Holiday Inn Express Times Square, NY. Under the terms of this interest rate swap, we pay fixed rate interest of 1.24% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 5.24%. The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $41,160 as of December 31, 2011. This swap matures on June 1, 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 - FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (continued)

On September 29, 2011, we entered into an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.85%, originated concurrently with the debt associated with the Courtyard by Marriott, Westside, Los Angeles, CA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.947% per annum.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $30,000 as of December 31, 2011.  This interest rate swap matures on September 29, 2015.

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

At December 31, 2011 and December 31, 2010, the fair value of the interest rate swaps and cap were:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	December 31, 2011	December 31, 2010
May 9, 2011	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	May 9, 2012	$-	$-
January 9, 2009	Variable Rate Mortgage - Nu Hotel, Brooklyn, NY	Swap	January 10, 2011	-	(4)
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	-	50
May 31, 2011	Variable Rate Mortgage - HIE Times Square, New York, NY	Swap	June 1, 2014	(591)	-
September 29, 2011	Variable Rate Mortgage - CY LA Westside, Culver City, LA	Swap	September 29, 2015	(301)	-
				$(892)	$46

The fair value of our interest rate caps is included in other assets at December 31, 2011 and 2010 and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2011 and 2010.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $813, a loss of $178, and a loss of $51 for the years ended December 31, 2011, 2010, and 2009, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $446 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2011.  During 2012, the Company estimates that an additional $729 will be reclassified as an increase to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS

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

In May 2011, the Company established and our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.  The 2012 Plan provides that no awards may be granted, and no common shares may be issued in settlement of awards under the Company’s 2010 Annual Long-Term Incentive Program (“2010 Annual LTIP”), 2011 Annual Long-Term Incentive Program (“2011 Annual LTIP”), or under the Multi-Year Long-Term Incentive Program “Multi-Year LTIP” prior to January 1, 2012, at which time the Company will terminate the 2008 Plan.  Termination of the 2008 Plan will not have any effect on equity awards and grants previously made under that plan.

Executives & Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance based” and “time based.”

●
2011 Annual LTIP - On March 16, 2011, the Compensation Committee adopted the 2011 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of common shares.  Shares are earned under the 2011 Annual LTIP based on achieving a threshold, target or maximum level of performance in certain defined areas of performance.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  Any common shares issued in settlement of equity awards under the 2011 Annual LTIP will be made pursuant to the 2012 Plan.  Stock based compensation expense of $1,476 was recorded for the year ended December 31, 2011 for the 2011 Annual LTIP and is included in stock based compensation on the consolidated statement of operations and a corresponding liability of $1,476 was included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets as of December 31, 2011 for unissued shares under this program.

●
2010 Annual LTIP - On March 30, 2011, 440,669 shares were issued pursuant to the 2010 Annual LTIP of which 25% vested immediately and the remaining will vest 25% on December 31, 2011, 25% on December 31, 2012, and 25% on December 31, 2013.  The grant date fair value of the shares awarded was $5.98 per share.  Stock based compensation expense related to the 2010 Annual LTIP program of $703 and $1,314 was recorded for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2010, the Company determined that it was probable the performance conditions for the 2010 Annual LTIP would be satisfied and a liability of $1,314 was included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheet as of December 31, 2010, respectively for unissued shares under this program.  Unearned compensation related to this program was $605 as of December 31, 2011.

Multi-Year LTIP

On May 7, 2010, the Compensation Committee also adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares to be issued in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $3,192 and $2,084 was recorded for the years ended December 31, 2011 and 2010, respectively for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of December 31, 2011 and 2010, respectively was $6,383 and $9,575.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Performance Share Awards

Performance shares granted in the third quarter of 2009 were earned in their entirety based on the Company’s common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of common shares.  The Company accounted for these grants as market based awards where the Company estimated the unearned compensation at grant date fair value which was amortized into compensation cost over the performance period, which ended on August 4, 2010.  Stock based compensation expense of $725 and $140 was incurred during the years ended December 31, 2010 and 2009, respectively for the performance share awards.

Restricted Share Awards

Stock based compensation expense related to the restricted share awards, consisting of restricted common shares issued to executives and employees of the Company, of $1,662, $2,230, and $1,899 was incurred during years ended December 31, 2011, 2010, and 2009 respectively.  Unearned compensation related to the restricted share awards as of December 31, 2011 and 2010 was $1,370 and $2,940, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
June 1, 2007	214,582	$12.32	4 years	25%/year	214,582	160,933	-	275
June 2, 2008	278,059	$8.97	4 years	25%/year	208,542	139,028	260	883
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,962	2,308	4	9
June 1, 2009	744,128	$2.80	4 years	25%/year	372,483	186,241	737	1,258
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	91,151	42,784	291	515
June 30, 2011	17,692	$5.57	2-4 years	25-50%/year	-	-	78	-
Total	1,440,385				889,720	531,294	$1,370	$2,940

Trustees

Annual Retainer

On March 16, 2011, the Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. The number of shares issued on March 31, 2011 was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2010.  Shares issued under this program became fully vested on December 31, 2011.  Compensation expense incurred for the year ended December 31, 2011 was $111, which is offset by forfeitures as of December 31, 2011 of $33.

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, which will vest 33% on December 31, 2011, 33% on December 31, 2012, and 33% on December 31, 2013. Compensation expense for the multi-year long-term equity incentive incurred for the year ended December 31, 2011 was $21.  Unearned compensation related to the multi-year long term equity incentives was $43 for December 31, 2011.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $322, $264, and $104 was incurred the years ended December 31, 2011, 2010, and 2009, respectively and is recorded in stock based compensation on the statement of operations.  Shares awards issued to the Board of Trustees are immediately vested.  On June 1, 2011, 22,800 shares were issued to the Board of Trustees at a price on the date of grant of $5.83.  On December 30, 2011, 38,782 shares were issued to the Board of Trustees at a price on the date of grant of $4.88.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE-BASED PAYMENTS (continued)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $104 and $32 for the years ended December 31, 2011 and 2010, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2011 and 2010 was $70 and $20, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2008 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
January 6, 2011	17,035	$6.66	1.5 years	50%/year	8,705	-	55	-
March 25, 2010	6,000	$5.02	2 years	50%/year	3,000	-	15	20
Total	23,035				11,705	0	$70	$20

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Numerator:
BASIC AND DILUTED*
Loss from Continuing Operations	$(197)	$(13,226)	$(53,029)
Loss from Continuing Operations allocated to Noncontrolling Interests	670	596	7,742
Distributions to 8.0% Series A Preferred Shareholders	(10,499)	(4,800)	(4,800)
Dividends Paid on Unvested Restricted Shares	(224)	(189)	(255)
Loss from Continuing Operations attributable to Common Shareholders	(10,250)	(17,619)	(50,342)

Discontinued Operations
Loss from Discontinued Operations	(26,771)	(3,976)	(5,429)
Loss from Discontinued Operations allocated to Noncontrolling Interests	1,064	249	855
Loss from Discontinued Operations attributable to Common Shareholders	(25,707)	(3,727)	(4,574)

Net Loss attributable to Common Shareholders	$(35,957)	$(21,346)	$(54,916)

Denominator:
Weighted average number of common shares - basic	168,753,382	134,370,172	51,027,742
Effect of dilutive securities:
Restricted Stock Awards	- *	- *	- *
Contingently Issued Shares	- *	- *	- *
Option to acquire common shares	- *	- *	- *
Partnership Units	- *	- *	- *
Weighted average number of common shares - diluted	168,753,382	134,370,172	51,027,742

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the twelve months ended December 31, 2011, 2010, and 2009, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders. The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (continued)

	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Common Units of Limited Partnership Interest	7,295,112	8,628,492	8,724,725
Unvested Stock Awards Outstanding	584,216	396,328	-
Contingently Issuable Share Awards	2,097,456	934,097	-
Options to Acquire Common Shares Outstanding	2,360,156	2,327,219	-
Total potentially dilutive securities excluded from the denominator	12,336,940	12,286,136	8,724,725

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.06)	$(0.13)	$(0.99)
Loss from Discontinued Operations applicable to Common Shareholders	(0.15)	(0.03)	(0.09)
Net Loss applicable to Common Shareholders	$(0.21)	$(0.16)	$(1.08)

DILUTED
Loss from Continuing Operations applicable to Common Shareholders	$(0.06)	$(0.13)	$(0.99)
Loss from Discontinued Operations applicable to Common Shareholders	(0.15)	(0.03)	(0.09)
Net Loss applicable to Common Shareholders	$(0.21)	$(0.16)	$(1.08)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2011, 2010 and 2009 totaled $42,726, $43,756 and $42,471, respectively. The following non-cash investing and financing activities occurred during 2011, 2010 and 2009:

	2011	2010	2009
Common Shares issued as part of the Dividend Reinvestment Plan	$14	$12	$25
Acquisitions of hotel properties
Issuance of Common Units	204	6,256	-
Debt assumed, net of discount	62,552	11,937	37,524
Settlement of development loans receivable principal and accrued interest revenue receivable	8,300	7,839	21,760
Land and Mortgage transferred to Seller	-	-	10,118
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	2,094	2,559	2,247
Conversion of Common Units to Common Shares	639	12,434	255
Reallocation of noncontrolling interest	3,835	(6,374)	-
Accrued payables for fixed assets placed in service	-	3,997	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Assets Held for Sale

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties for an aggregate purchase price of approximately $155,000. Four of the properties included in the purchase and sale agreements are owned in part by the Company through an unconsolidated joint venture.  See “Note 3 – Investment in Unconsolidated Joint Ventures” for information on these four properties. On May 2011, our Board of Trustees authorized management of the Company to sell this portfolio.  The operating results for these consolidated hotels were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2011, 2010 and 2009 and depreciation was ceased.    The 18 non-core hotel properties in the portfolio were acquired by the Company between 1998 and 2006.  As a result of entering into these purchase and sale agreements, we have recorded an impairment loss of approximately $30,248 for those consolidated assets for which the anticipated net proceeds do not exceed the carrying value.  These purchase and sale agreements provide that sales of the individual properties may close at different times, and ultimately not all properties may transfer.

On February 23, 2012, the Company closed on the sale of 14 of the 18 non-core assets.  The Company expects to complete the sale of the remaining four assets by the end of the first quarter, pending completion of the loan assumption process.  The sale of the 14 assets generated net proceeds of $40,500 and reduced the Company’s consolidated mortgage debt by $42,500.

Assets held for sale and liabilities related to assets held for sale consisted of the following as of December 31, 2011:

December 31, 2011

Land	$12,313
Buildings and Improvements	100,398
Furniture, Fixtures and Equipment	28,459
141,170

Less Accumulated Depreciation & Amortization	(47,341)

Assets Held for Sale	$93,829

Liabilities Related to Assets Held for Sale	$61,758

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (continued)

The following table sets forth the components of discontinued operations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Revenue:
Hotel Operating Revenues	$43,373	$41,354	$42,784
Other Revenue	51	57	1,641
Total Revenues	43,424	41,411	44,425
Expenses:
Hotel Operating Expenses	28,263	28,474	29,325
Hotel Ground Rent	433	433	433
Real Estate and Personal Property Taxes and Property Insurance	2,110	2,216	2,418
General and Administrative	562	58	(515)
Depreciation and Amortization	4,986	7,876	8,343
Interest Expense	4,562	5,150	5,863
Loss on Debt Extinguishment	22	54	-
Total Expenses	40,938	44,261	45,867

Income (Loss) from Discontinued Operations	$2,486	$(2,850)	$(1,442)

The following real estate assets were sold between the period of January 1, 2009 to December 31, 2011.  Our Board of Trustees authorized management of the Company to sell each of these assets prior to the final disposition.  Based on their disposition date, the operating results for these hotels were reclassified to discontinued operations for the years ended December 31, 2011, 2010, and 2009:

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Comfort Inn, West Hanover, MD	May 1998	July 2011	$5,250	$949
Land Parcel, Nevins Street, Brooklyn, NY	June 2007	December 2011	4,500	42
2011 Total				$991

Holiday Inn Express, New Columbia, PA	December 1997	July 2010	3,000	347
2010 Total				$347

MainStay Suites, Frederick, MD	January 2002	July 2009	5,125	748
Comfort Inn, Frederick, MD	May 2004	July 2009	5,125	748
Sheraton Four Points, Revere, MD	March 2004	July 2009	2,500	165
Hilton Garden Inn, Gettysburg, PA	July 2004	July 2009	7,750	208
2009 Total				$1,869

*	Interest in the joint venture was sold to our joint venture partner

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (continued)

Impairment of Assets Previously Held for Sale

We determined that the carrying value of the following properties exceeded fair value and as such we recorded an impairment charge as noted below during the years ended December 31, 2010 and 2009.  The fair value of these properties was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.  The land parcel located on Nevins Street, Brooklyn, NY, was sold in December 2011.

		For the Year Ended December 31,
		2010	2009
Asset	Asset Type	Impairment Charge
Comfort Inn, North Dartmouth, MA	Hotel Property	$944	$1,577
39th Street and 8th Avenue, New York, NY	Land Parcel	16	9,843
Nevins Street, Brooklyn, NY	Land Parcel	1,473	4,702

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.  We allocated $4,562, $5,150 and $5,863 of interest expense to discontinued operations for the years ended December 31, 2011, 2010, and 2009, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN PARTNERSHIP

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

Partnership Units

Units of interest in our limited partnership, or Common Units, are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties.  The total number of Common Units outstanding as of December 31, 2011, 2010 and 2009 was 7,270,316, 7,418,912 and 8,701,810, respectively. These units can be converted to common shares which are issuable to the limited partners upon exercise of their redemption rights. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2011, 2010 and 2009, 195,000, 2,934,511 and 44,490 Common Units were converted to Class A Common Shares, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
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

In 2011, 2010 and 2009, 44 New England generated net operating losses of $17,790, $4,726, and $6,555, respectively. The ability to utilize these net operating losses may be substantially limited if certain significant changes in ownership have or will occur. There was no income tax expense (benefit) recognized by 44 New England or Revere for 2011, 2010 and 2009.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2011	2010	2009
Computed "Expected" federal tax expense (benefit) of TRS, at 35%	$(6,136)	$(1,875)	$(1,061)
State income taxes, net of federal income tax effect	(1,146)	(304)	(421)
Changes in valuation allowance	7,282	2,179	1,482

Total income tax expense	$-	$-	$-

The components of consolidated TRS’s deferred tax assets as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$13,054	$5,755
Depreciation	(83)	(66)
Net deferred tax assets	12,971	5,689
Valuation allowance	(12,971)	(5,689)
Deferred tax assets	$-	$-

Upon the sale of our interest in Revere in 2009, we relinquished deferred tax assets related to Revere’s net operating loss carry forwards of $1,128 and a valuation allowance in the same amount.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that 44 New England will not realize the benefits of these deferred tax assets at December 31, 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 - INCOME TAXES (continued)

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Preferred Shares - 8% Series A
Ordinary income	100.00%	0.00%	0.00%
Return of Capital	0.00%	100.00%	100.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 8% Series B
Ordinary income	100.00%	N/A	N/A
Return of Capital	0.00%	N/A	N/A
Capital Gain Distribution	0.00%	N/A	N/A
Common Shares - Class A
Ordinary income	73.30%	0.00%	0.00%
Return of Capital	26.70%	100.00%	100.00%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$50,542	$78,934	$80,940	$76,485
Total Expenses	62,492	73,255	74,447	78,194
Income (Loss) from Unconsolidated Joint Ventures	(981)	2,559	(1,570)	1,282
(Loss) Income from Continuing Operations	(12,931)	8,238	4,923	(427)

(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(1,487)	1,110	(27,427)	1,033
Net (Loss) Income	(14,418)	9,348	(22,504)	606

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(1,077)	459	(1,001)	(115)
Preferred Distributions	1,200	2,299	3,500	3,500
Net (Loss) Income applicable to Common Shareholders	$(14,541)	$6,590	$(25,003)	$(2,779)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.08)	$0.03	$0.01	$(0.02)
Discontinued Operations	(0.01)	0.01	(0.16)	-
Net (Loss) Income applicable to Common Shareholders	$(0.09)	$0.04	$(0.15)	$(0.02)
Weighted Average Common Shares Outstanding
Basic	168,334,982	168,672,936	168,985,193	169,010,448
Diluted	168,334,982	173,687,233	172,266,298	169,010,448

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$42,611	$64,807	$69,133	$65,804
Total Expenses	57,701	61,701	67,797	70,639
(Loss) Income from Unconsolidated Joint Ventures	778	2,059	(243)	(337)
(Loss) Income from Continuing Operations	(14,312)	5,165	1,093	(5,172)

(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(2,025)	542	509	(3,002)
Net (Loss) Income	(16,337)	5,707	1,602	(8,174)

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(1,715)	1,151	263	(544)
Preferred Distributions	1,200	1,200	1,200	1,200
Net (Loss) Income applicable to Common Shareholders	$(15,822)	$3,356	$139	$(8,830)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.14)	$0.02	$-	$(0.03)
Discontinued Operations	(0.02)	-	-	(0.02)
Net Loss (Income) applicable to Common Shareholders	$(0.16)	$0.02	$-	$(0.05)
Weighted Average Common Shares Outstanding
Basic	99,311,523	137,200,796	138,636,206	161,600,788
Diluted	99,311,523	140,351,846	142,066,649	161,600,788

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2011
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Holiday Inn Exp, Hershey, PA	$(5,772)	$426	$2,645	$410	$4,061	$836	$6,706	$7,542	$(2,534)	$5,008	10/01/97
Comfort Inn, Harrisburg, PA	-	213	1,934	81	1,381	294	3,315	3,609	(935)	2,674	03/06/98
Hampton Inn, Hershey, PA	-	807	5,714	4	1,189	811	6,903	7,714	(2,424)	5,290	01/01/00
Residence Inn, Framingham, MA	(8,164)	1,325	12,737	-	876	1,325	13,613	14,938	(2,966)	11,972	03/26/04
Hampton Inn, New York, NY	(24,784)	5,472	23,280	-	1,320	5,472	24,600	30,072	(4,368)	25,704	04/01/05
Residence Inn, Greenbelt, MD	(11,171)	2,615	14,815	-	1,404	2,615	16,219	18,834	(3,061)	15,773	07/16/04
Holiday Inn Exp, Langhorne, PA	(6,152)	1,088	6,573	-	280	1,088	6,853	7,941	(1,158)	6,783	05/26/05
Holiday Inn Exp, King of Prussia, PA	(12,162)	2,557	13,339	-	1,195	2,557	14,534	17,091	(2,468)	14,623	05/23/05
Courtyard, Wilmington, DE	(11,955)	988	10,295	-	1,290	988	11,585	12,573	(2,206)	10,367	06/17/05
Inn at, Wilmington, DE	-	898	4,515	-	794	898	5,309	6,207	(1,210)	4,997	06/17/05
Courtyard, Brookline, MA	(38,189)	-	47,414	-	1,409	-	48,823	48,823	(8,271)	40,552	06/15/05
Courtyard, Langhorne, PA	(14,489)	3,064	16,068	-	920	3,064	16,988	20,052	(2,700)	17,352	01/03/06
Residence Inn, Tyson's Corner, VA	(8,337)	4,283	14,475	-	993	4,283	15,468	19,751	(2,312)	17,439	02/02/06
Hilton Garden Inn, JFK Airport, NY	(20,579)	-	25,018	-	926	-	25,944	25,944	(4,072)	21,872	02/16/06
Hawthorne Suites, Franklin, MA	(8,018)	1,872	8,968	-	339	1,872	9,307	11,179	(1,378)	9,801	04/25/06
Comfort Inn, Dartmouth, MA (1)	(2,968)	902	3,525	(447)	(1,470)	455	2,055	2,510	(573)	1,937	05/01/06
Holiday Inn Exp, Cambridge, MA	(10,400)	1,956	9,793	-	1,522	1,956	11,315	13,271	(1,819)	11,452	05/03/06
Residence Inn, Norwood, MA	-	1,970	11,761	-	161	1,970	11,922	13,892	(1,631)	12,261	07/27/06
Hampton Inn, Brookhaven, NY	(13,703)	3,130	17,345	1	882	3,131	18,227	21,358	(2,755)	18,603	09/06/06
Holiday Inn Exp, Hauppauge, NY	(9,371)	2,737	14,080	-	914	2,737	14,994	17,731	(2,297)	15,434	09/01/06
Residence Inn, Langhorne, PA	-	1,463	12,094	95	891	1,558	12,985	14,543	(1,611)	12,932	01/08/07
Hampton Inn, Chelsea, NY	(35,122)	8,905	33,500	-	1,801	8,905	35,301	44,206	(4,941)	39,265	09/29/06
Hyatt House, Bridgewater, NJ	(14,492)	3,373	19,685	-	965	3,373	20,650	24,023	(2,563)	21,460	12/28/06
Hyatt House, Gaithersburg, MD	(13,720)	2,912	16,001	-	1,290	2,912	17,291	20,203	(2,219)	17,984	12/28/06
Hyatt House, Pleasant Hills, CA	(20,160)	6,216	17,229	-	161	6,216	17,390	23,606	(2,195)	21,411	12/28/06
Hyatt House, Pleasanton, CA	(14,490)	3,941	12,560	-	1,374	3,941	13,934	17,875	(1,668)	16,207	12/28/06
Hyatt House, Scottsdale, AZ	(16,778)	3,060	19,968	-	2,736	3,060	22,704	25,764	(2,724)	23,040	12/28/06
Hyatt House, White Plains, NY	(33,030)	8,823	30,273	-	2,514	8,823	32,787	41,610	(4,167)	37,443	12/28/06
Holiday Inn Exp & Suites, Chester, NY	(6,553)	1,500	6,671	-	111	1,500	6,782	8,282	(845)	7,437	01/25/07
Residence Inn, Carlisle, PA	(6,597)	1,015	7,511	-	47	1,015	7,558	8,573	(947)	7,626	01/10/07
Hampton Inn, Seaport, NY	(18,559)	7,816	19,040	-	158	7,816	19,198	27,014	(2,395)	24,619	02/01/07
Hotel 373-5th Ave, New York, NY	(22,000)	14,239	16,778	-	93	14,239	16,871	31,110	(1,955)	29,155	06/01/07
Sheraton Hotel, JFK Airport, NY	-	-	27,315	-	314	-	27,629	27,629	(2,515)	25,114	06/13/08
Hampton Inn, Philadelphia, PA	-	3,490	24,382	-	5,727	3,490	30,109	33,599	(7,076)	26,523	02/15/06
Duane Street, Tribeca, NY	(14,886)	8,213	12,869	-	691	8,213	13,560	21,773	(1,499)	20,274	01/04/08
NU Hotel, Brooklyn, NY	(18,000)	-	22,042	-	277	-	22,319	22,319	(1,962)	20,357	01/14/08

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2011 (continued)
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Towneplace Suites, Harrisburg, PA	$-	$1,237	$10,136	$-	$55	$1,237	$10,191	$11,428	$(932)	$10,496	05/08/08
Holiday Inn Express, Camp Springs, MD	-	1,629	11,094	-	329	1,629	11,423	13,052	(1,089)	11,963	06/26/08
Hampton Inn, Smithfield, RI	(6,540)	2,057	9,486	-	47	2,057	9,533	11,590	(816)	10,774	08/01/08
Hilton Garden Inn, Tribeca, NY	(31,798)	21,077	42,955	-	116	21,077	43,071	64,148	(2,890)	61,258	05/01/09
Hampton Inn, West Haven, CT	(7,407)	1,053	10,751	-	47	1,053	10,798	11,851	(589)	11,262	11/04/09
Hampton Inn, Times Square, NY	-	10,691	41,637	-	24	10,691	41,661	52,352	(1,967)	50,385	02/09/10
Holiday Inn Express, Times Square, NY	(41,160)	11,075	43,113	-	26	11,075	43,139	54,214	(2,037)	52,177	02/09/10
Candlewood Suites, Times Square, NY	-	10,281	36,687	-	5	10,281	36,692	46,973	(1,732)	45,241	02/09/10
Hyatt Place, KOP, PA	-	1,133	7,267	-	3,884	1,133	11,151	12,284	(2,503)	9,781	08/17/10
Holiday Inn Express, Wall Street, NY	-	12,152	21,100	-	1	12,152	21,101	33,253	(871)	32,382	05/09/10
Hampton Inn, Washington, DC	-	9,335	58,048	-	8	9,335	58,056	67,391	(1,935)	65,456	09/01/10
Courtyard, Alexandria, VA	(24,392)	6,376	26,089	-	1,654	6,376	27,743	34,119	(3,727)	30,392	09/29/06
Sheraton, Wilmington South, DE	-	1,765	16,929	-	-	1,765	16,929	18,694	(58)	18,636	12/21/10
Holiday Inn, Water Street, NY	-	7,341	28,591	-	-	7,341	28,591	35,932	(550)	35,382	03/25/11
Capital Hill Suites Washington, DC	(32,500)	8,095	35,141	-	358	8,095	35,499	43,594	(629)	42,965	04/15/11
Courtyard, LA Westside, CA	(30,000)	13,489	27,025	-	16	13,489	27,041	40,530	(419)	40,111	05/19/11
Courtyard, Miami, FL	(29,987)	35,699	55,805	-	-	35,699	55,805	91,504	(164)	91,340	11/16/11
8th Ave Land, New York City, NY (1)	(11,890)	21,575	-	(9,031)	108	12,544	108	12,652	(27)	12,625	06/28/06
Total Investment in Real Estate	$(656,275)	$287,329	$1,044,066	$(8,887)	$46,214	$278,442	$1,090,280	$1,368,722	$(115,355)	$1,253,367

Assets Held For Sale
Hampton Inn, Carlisle, PA	$-	$300	$3,109	$200	$2,412	$500	$5,521	$6,021	$(1,938)	$4,083	06/01/97
Hampton Inn, Selinsgrove, PA	-	157	2,511	93	2,519	250	5,030	5,280	(1,966)	3,314	09/12/96
Hampton Inn, Danville, PA	-	300	2,787	99	1,282	399	4,069	4,468	(1,361)	3,107	08/28/97
Hilton Garden Inn, Edison, NJ	-	-	12,159	-	(4,529)	-	7,630	7,630	(2,583)	5,047	10/01/03
Fairfield Inn, Laurel, MD	(7,071)	927	6,120	(48)	710	879	6,830	7,709	(1,463)	6,246	01/31/05
Holiday Inn Exp, Malvern, PA	(3,822)	2,639	5,324	(1,085)	(2,261)	1,554	3,063	4,617	(883)	3,734	05/24/05
Residence Inn, Williamsburg, VA	(6,542)	1,911	11,625	(495)	(1,241)	1,416	10,384	11,800	(3,084)	8,716	11/22/05
Springhill Suites, Williamsburg, VA	(4,455)	1,430	10,293	(755)	(2,507)	675	7,786	8,461	(2,567)	5,894	11/22/05
Courtyard, Scranton, PA	(5,866)	761	7,193	(106)	712	655	7,905	8,560	(1,621)	6,939	02/01/06
Fairfield Inn, Bethlehem, PA	(5,791)	1,399	6,778	(426)	(1,470)	973	5,308	6,281	(1,166)	5,115	01/03/06
Residence Inn, Dartmouth, MA	(8,223)	1,933	10,434	(313)	(851)	1,620	9,583	11,203	(1,510)	9,693	05/01/06
HyattHouse, Charlotte, NC	(7,330)	770	7,315	-	1,654	770	8,969	9,739	(1,641)	8,098	12/28/06
Holiday Inn, Norwich, CT	-	1,984	12,037	(1,085)	(5,563)	899	6,474	7,373	(1,377)	5,996	07/01/07
Hilton Garden Inn, Glastonbury, CT	(12,658)	1,898	12,981	(175)	(1,135)	1,723	11,846	13,569	(542)	13,027	01/01/10

Total Assets Held For Sale	$(61,758)	$16,409	$110,666	$(4,096)	$(10,268)	$12,313	$100,398	$112,711	$(23,702)	$89,009

Total Real Estate	$(718,033)	$303,738	$1,154,732	$(12,983)	$35,946	$290,755	$1,190,678	$1,481,433	$(139,057)	$1,342,376

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

*  Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2011, 2010 and 2009 is approximately $1,362,064, $1,183,694, and $911,634 respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2011 (continued)
[IN THOUSANDS]

	2011	2010	2009
Reconciliation of Real Estate
Balance at beginning of year	$1,291,213	$997,212	$987,639
Additions during the year	248,358	297,450	79,170
Dispositions / Deconsolidation of consolidated joint venture during the year	(29,216)	(3,449)	(53,493)
Changes / Impairments in Assets Held for Sale	(141,633)	-	(37,406)
Investment in Real Estate	1,368,722	1,291,213	975,910
Assets Held for Sale, net of impairment	112,711	-	21,302
Total Real Estate	$1,481,433	$1,291,213	$997,212

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$112,161	$83,556	$67,824
Depreciation for year	28,229	29,654	22,667
Accumulated depreciation on assets sold	(1,333)	(1,049)	(6,935)
Balance at the end of year	$139,057	$112,161	$83,556

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined within Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
—
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

—
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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2011. Based on that evaluation, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2012

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2012 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2012 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2010, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	7,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	7,500,000

(1)     Represents shares issuable under the Company’s 2012 Equity Incentive Plan.  On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated.  Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements:

The following financial statements are included in this report on pages 50 to 94:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 95 to 97: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2011

3.	Exhibits

The following exhibits listed are filed as a part of this report:

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by Hersha Hospitality Trust on August 8, 2011 and incorporated by reference herein).

3.2
Amended and Restated Bylaws of Hersha Hospitality Trust (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed by Hersha Hospitality Trust on March 5, 2010 and incorporated by reference herein).

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
4.1
Form of 8.00% Series A Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 3.4 to the Form 8-A filed by Hersha Hospitality Trust on August 3, 2005 and incorporated by reference herein).

4.11
Investor Rights and Option Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 6, 2009 and incorporated by reference herein).†

4.12
Trustee Designation Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 6, 2009 and incorporated by reference herein).†

4.13
Amended and Restated Registration Rights Agreement, dated June 30, 2010, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P., IRSA Inversiones y Representaciones Sociedad Anónima, Dolphin Fund Ltd. and Citibank, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 30, 2010 and incorporated by reference herein).†

4.14
Amended and Restated Declaration of Trust, as amended and supplemented (filed with the SEC as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2011, and incorporated by reference herein)

Exhibit No.	Description
10.1	Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership.*
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

Exhibit No.	Description
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

10.28	Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Appendix A to the proxy statement on Schedule 14A filed with the SEC on April 18, 2011, and incorporated by reference herein).
10.29
Fourth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trust, dated May 18, 2011 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by Hersha Hospitality Trust on August 8, 2011 and incorporated by reference herein).

10.30
Amendment No. 1 to the Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 31, 2011, and incorporated by reference herein).

10.31
Master Purchase and Sale Agreement (regarding the sale of six hotel properties), dated August 15, 2011, by and among PRA Glastonbury, LLC, 44 Hersha Norwich Associates, LLC, Danbury Suites, LLC, Whitehall Mansion Partners, LLC, Southington Suites, LLC, 790 West Street, LLC and Waterford Suites, LLC, individually and collectively as sellers, and SOF-VIII U.S. Hotel Co-Invest Holdings L.P., or its designee, as purchaser (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 18, 2011 and incorporated by reference herein).

10.32
Master Purchase and Sale Agreement (regarding the sale of 12 hotel properties), dated August 15, 2011, by and among LTD Associates Two, LLC, LTD Associates One, LLC, HHLP Dartmouth Two Associates, LLC, HHLP Charlotte Associates, LLC, 994 Associates, 3544 Associates, 2144 Associates – Sellinsgrove, HHLP Malvern Associates, 44 Edison Associates, LLC, HHLP Scranton Associates, LLC, HHLP Bethlehem Associates, LP and 44 Laurel Associates, LLC, individually and collectively as sellers, and SOF-VIII U.S. Hotel Co-Invest Holdings L.P., or its designee, as purchaser (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 18, 2011 and incorporated by reference herein).

12.1	Statement Regarding Computation of Ratio of Per Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.**
21.1	List of Subsidiaries of the Registrant.**
23.1	Consent of KPMG LLP.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

February 28, 2012	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 28, 2012
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 28, 2012
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 28, 2012
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 28, 2012
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 28, 2012
Donald J. Landry

/s/ Thomas S. Capello	Trustee	February 28, 2012
Thomas S. Capello

/s/ Daniel R. Elsztain	Trustee	February 28, 2012
Daniel R. Elsztain

/s/ Thomas J. Hutchison III	Trustee	February 28, 2012
Thomas J. Hutchison III

/s/ Dianna F. Morgan	Trustee	February 28, 2012
Dianna F. Morgan

/s/ Kiran P. Patel	Trustee	February 28, 2012
Kiran P. Patel

/s/ John M. Sabin	Trustee	February 28, 2012
John M. Sabin