Form 10-Q
period 2012-03-31
HERSHA HOSPITALITY TRUST
filed 2012-05-02
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☐ Yes ☒ No

As of April 30, 2012, the number of Class A common shares of beneficial interest outstanding was 174,340,530 and there were no Class B common shares outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 [UNAUDITED] AND DECEMBER 31, 2011
[IN THOUSANDS, EXCEPT SHARE AMOUNTS]

	March 31, 2012	December 31, 2011
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation	$1,378,749	$1,340,876
Investment in Unconsolidated Joint Ventures	31,593	38,839
Development Loans Receivable	36,110	35,747
Cash and Cash Equivalents	25,821	24,568
Escrow Deposits	22,665	27,321
Hotel Accounts Receivable, net of allowance for doubtful accounts of $579 and $495	11,644	11,353
Deferred Financing Costs, net of Accumulated Amortization of $9,544 and $9,138	8,016	9,023
Due from Related Parties	8,938	6,189
Intangible Assets, net of Accumulated Amortization of $1,411 and $1,357	9,752	8,013
Deposits on Hotel Acquisitions	25,500	19,500
Other Assets	14,713	15,651
Hotel Assets Held for Sale	25,341	93,829

Total Assets	$1,598,842	$1,630,909

Liabilities and Equity:
Line of Credit	$87,667	$51,000
Mortgages and Notes Payable, net of unamortized discount of $138 and $667	697,789	707,374
Accounts Payable, Accrued Expenses and Other Liabilities	32,784	31,140
Dividends and Distributions Payable	14,107	13,908
Due to Related Parties	3,334	2,932
Liabilities Related to Assets Held for Sale	18,993	61,758

Total Liabilities	854,674	868,112

Redeemable Noncontrolling Interests - Common Units (Note 1)	$16,732	$14,955

Equity:
Shareholders' Equity:
Preferred Shares: 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding(Aggregate Liquidation Preference $60,000) at March 31, 2012 and December 31, 2011	24	24
Preferred Shares: 8% Series B, $.01 Par Value, 4,600,000 shares authorized, 4,600,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $115,000) at March 31, 2012 and at December 31, 2011	46	46
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at March 31, 2012 and December 31, 2011, 173,299,736 and 169,969,973 Shares Issued and Outstanding at March 31, 2012 and December 31, 2011, respectively	1,733	1,699
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(1,124)	(1,151)
Additional Paid-in Capital	1,042,467	1,041,027
Distributions in Excess of Net Income	(332,045)	(310,974)
Total Shareholders' Equity	711,101	730,671

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	16,315	16,864
Noncontrolling Interests - Consolidated Joint Ventures	20	307
Total Noncontrolling Interests	16,335	17,171

Total Equity	727,436	747,842

Total Liabilities and Equity	$1,598,842	$1,630,909

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue:
Hotel Operating Revenues	$64,853	$49,133
Interest Income from Development Loans	621	1,091
Other Revenues	38	40
Total Revenues	65,512	50,264

Operating Expenses:
Hotel Operating Expenses	40,350	31,303
Hotel Ground Rent	194	256
Real Estate and Personal Property Taxes and Property Insurance	5,151	4,603
General and Administrative	3,035	1,897
Stock Based Compensation	2,133	1,485
Acquisition and Terminated Transaction Costs	958	815
Depreciation and Amortization	13,443	12,146
Total Operating Expenses	65,264	52,505

Operating Income (Loss)	248	(2,241)

Interest Income	107	102
Interest Expense	11,685	9,428
Other Expense	236	283
Loss on Debt Extinguishment	6	-
Loss before Loss from Unconsolidated Joint Venture Investments and Discontinued Operations	(11,572)	(11,850)

Loss from Unconsolidated Joint Venture Investments	(730)	(981)

Loss from Continuing Operations	(12,302)	(12,831)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	4,502	-
Loss from Discontinued Operations	(114)	(1,587)
Income (Loss) from Discontinued Operations	4,388	(1,587)

Net Loss	(7,914)	(14,418)

Loss Allocated to Noncontrolling Interests	741	1,027
Preferred Distributions	(3,500)	(1,200)

Net Loss applicable to Common Shareholders	$(10,673)	$(14,591)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	March 31, 2012		March 31, 2011

Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.09)		$(0.08)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.03		(0.01)

Net Loss applicable to Common Shareholders	$(0.06)		$(0.09)

DILUTED
Loss from Continuing Operations applicable to Common Shareholders	$(0.09	) *	$(0.08	) *
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.03	*	(0.01	) *

Net Loss applicable to Common Shareholders	$(0.06	) *	$(0.09	) *

Weighted Average Common Shares Outstanding:
Basic	170,427,428		168,334,982
Diluted	170,427,428	*	168,334,982	*

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2012 and 2011, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended
	March 31, 2012	March 31, 2011

Common Units of Limited Partnership Interest	7,263,518	7,395,023
Unvested Stock Awards Outstanding	239,588	310,728
Contingently Issuable Share Awards	1,996,157	1,690,980
Options to Acquire Common Shares Outstanding	-	3,040,591
Total potentially dilutive securities excluded from the denominator	9,499,263	12,437,322

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2012	2011
Net loss	$(7,914)	$(14,418)
Other comprehensive loss
Change in fair value of derivative instruments	27	(18)
Comprehensive loss	(7,887)	(14,436)
Less: Comprehensive loss attributable to non-controlling interests	741	1,027
Comprehensive loss attributable to Hersha Hospitality Trust	$(7,146)	$(13,409)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

									Noncontrolling Interests				Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2011	$1,699	$-	$24	$46	$1,041,027	$(1,151)	$(310,974)	$730,671	$16,864	$307	$17,171	$747,842	$14,955

Unit Conversion	-	-	-	-	31	-	-	31	(34)	-	(34)	(3)	-
Reallocation of Noncontrolling Interest	-	-	-	-	(2,152)	-	-	(2,152)	-	-	-	(2,152)	2,152
Common Stock Option Cancellation	25	-	-	-	(25)	-	-	-	-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.06 per share)	-	-	-	-	-	-	(10,398)	(10,398)	-	-	-	(10,398)	(184)
Preferred Stock ($0.50 per Series A share)	-	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Preferred Stock ($0.50 per Series B share)	-	-	-	-	-		(2,300)	(2,300)	-	-	-	(2,300)	-
Common Units ($0.06 per share)		-	-	-	-	-	-	-	(252)	-	(252)	(252)
Dividend Reinvestment Plan	1	-	-	-	4	-	-	5	-	-	-	5	-
Stock Based Compensation
Restricted and Performance Share Award Grants	8	-	-	-	2,294	-	-	2,302	-	-	-	2,302	-
Restricted Share Award Amortization	-	-	-	-	1,288	-	-	1,288	-	-	-	1,288	-
Change in Fair Value of Derivative Instruments	-	-	-		-	27	-	27	-	-	-	27	-
Net Loss	-	-	-		-	-	(7,173)	(7,173)	(263)	(287)	(550)	(7,723)	(191)

Balance at March 31, 2012	$1,733	$-	$24	$46	$1,042,467	$(1,124)	$(332,045)	$711,101	$16,315	$20	$16,335	$727,436	$16,732

Balance at December 31, 2010	$1,692	$-	$24	$-	$918,215	$(338)	$(236,159)	$683,434	$19,410	$474	$19,884	$703,318	$19,894

Unit Conversion	-	-	-	-	90	-	-	90	(168)	-	(168)	(78)	-
Reallocation of Noncontrolling Interest	-	-	-	-	1,584	-	-	1,584	13	-	13	1,597	(1,597)
Dividends and Distributions declared:
Common Stock ($0.05 per share)	-	-	-	-	-	-	(8,486)	(8,486)	-	-	-	(8,486)	-
Preferred Stock ($0.50 per Series A share)	-	-	-	-	-	-	(1,200)	(1,200)	-	-	-	(1,200)	-
Common Units ($0.05 per share)	-	-	-	-	-	-	-	-	(215)	-	(215)	(215)	(151)
Dividend Reinvestment Plan	-	-	-	-	3	-	-	3	-	-	-	3	-
Stock Based Compensation
Restricted and Performance Share Award Grants	5	-	-	-	1,339	-	-	1,344	-	-	-	1,344	-
Restricted Share Award Amortization	-	-	-	-	1,407	-	-	1,407	-	-	-	1,407	-
Change in Fair Value of Derivative Instruments	-	-	-		-	(18)	-	(18)	-	-	-	(18)	-
Net Loss	-	-	-		-	-	(13,391)	(13,391)	(348)	(437)	(785)	(14,176)	(242)

Balance at March 31, 2011	$1,697	$-	$24	$-	$922,638	$(356)	$(259,236)	$664,767	$18,692	$37	$18,729	$683,496	$17,904

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS]

	2012	2011
Operating activities:
Net loss	$(7,914)	$(14,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	(4,502)	-
Depreciation	13,294	13,946
Amortization	1,220	924
Debt extinguishment	6	-
Development loan interest added to principal	(401)	(674)
Equity in loss of unconsolidated joint ventures	730	981
Distributions from unconsolidated joint ventures	1,000	-
Loss recognized on change in fair value of derivative instrument	96	7
Stock based compensation expense	2,133	1,485
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(172)	(498)
Escrows	(1,439)	(1,548)
Other assets	1,432	351
Due from related parties	(2,599)	(671)
Increase (decrease) in:
Due to related parties	402	420
Accounts Payable, Accrued Expenses and Other Liabilities	1,231	3,897
Net cash provided by operating activities	4,517	4,202

Investing activities:
Purchase of hotel property assets	(40,885)	(38,516)
Deposits on hotel acquisitions	(6,500)	(3,500)
Capital expenditures	(12,192)	(10,507)
Cash paid for hotel development projects	(648)	(124)
Proceeds from disposition of hotel properties and investment in unconsolidated joint venture	41,642	-
Net changes in capital expenditure escrows	(2,113)	(1,982)
Advances to unconsolidated joint ventures	(127)	-
Repayment of development loans receivable	39	-
Investment in notes receivable from unconsolidated joint venture	(150)	(1,000)
Cash paid for franchise fee intangible	-	(40)
Net cash used in investing activities	(20,934)	(55,669)

Financing activities:
Proceeds from borrowings under line of credit, net	36,667	17,000
Principal repayment of mortgages and notes payable	(32,035)	(1,590)
Proceeds from mortgages and notes payable	27,194	-
Cash paid for deferred financing costs	(26)	(173)
Dividends paid on common shares	(10,194)	(8,457)
Dividends paid on preferred shares	(3,500)	(1,200)
Distributions paid on common partnership units	(436)	(373)
Net cash provided by financing activities	17,670	5,207

Net increase (decrease) in cash and cash equivalents	1,253	(46,260)
Cash and cash equivalents - beginning of period	24,568	65,596

Cash and cash equivalents - end of period	$25,821	$19,336

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are a self-advised Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of March 31, 2012, we owned an approximate 96.0% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $16,315 as of March 31, 2012 and $16,864 as of December 31, 2011.  As of March 31, 2012, there were 4,197,704 Nonredeemable Common Units outstanding with a fair market value of $22,919, based on the price per share of our common shares on the New York Stock Exchange on such date.  In accordance with HHLP's partnership agreement, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

As of March 31, 2012, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $16,732.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of March 31, 2012, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $12,027.  As of December 31, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value of $14,955 since the Redeemable Common Units redemption value was greater than historical cost of $12,402.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
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

Shareholder’s Equity

On August 4, 2009, we entered into a purchase agreement with Real Estate Investment Group L.P. (“REIG”), pursuant to which we sold 5,700,000 common shares at a price of $2.50 per share to REIG for gross proceeds of $14,250. We also granted REIG the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share, which is exercisable through August 4, 2014. On February 13, 2012 we called in and canceled the option granted to REIG in exchange for the issuance of 2,521,561 common shares with an aggregate value equal to $13,566. This amount equals the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the 5,700,000 common shares remaining under the option.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted ASC Update No. 2011-05 concerning the presentation of comprehensive income. The amendment provides guidance to improve comparability, consistency, and transparency of financial reporting.  The amendment also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, entities will be required to present all non-owner changes in stockholders’ equity as either a single continuous statement of comprehensive income or in two separate but consecutive statements, for which we have elected to present two separate but consecutive statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Land	$285,202	$278,442
Buildings and Improvements	1,124,828	1,090,280
Furniture, Fixtures and Equipment	159,676	151,600
Construction in Progress	32,286	31,638
	1,601,992	1,551,960

Less Accumulated Depreciation	(223,243)	(211,084)

Total Investment in Hotel Properties	$1,378,749	$1,340,876

Acquisitions

During the three months ended March 31, 2012, we acquired the following wholly-owned property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Total Purchase Price
* The Rittenhouse Hotel, Philadelphia, PA	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$937	$42,570

Total		$7,119	$29,605	$3,580	$2,156	$(827)	$937	$42,570

* The fair values for the assets and liabilities acquired in 2012 are preliminary as the Company continues to finalize their acquisition date fair value determination.

As shown in the table below, included in the consolidated statements of operations for the three months ended March 31, 2012 are total revenues of $1,479 and total net loss of $1,025 for the hotel we acquired a 100% interest in since the date of acquisition.   These amounts represent the results of operations for this hotel since the date of acquisition of our 100% interest in this hotel.

	Three Months Ended
	March 31, 2012
Hotel	Revenue	Net (Loss) Income
The Rittenhouse Hotel, Philadelphia, PA	$1,479	$(1,309)

Total	$1,479	$(1,309)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2012 and 2011 had been completed on January 1, 2011 and 2010.  Properties acquired without any operating history are excluded from the condensed pro forma operating results.  The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2012 and 2011 at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended March 31,
	2012	2011
Pro Forma Total Revenues	$67,621	$60,820

Pro Forma (Loss) from Continuing Operations	$(12,085)	$(12,796)
Income (loss) from Discontinued Operations	4,388	(1,587)
Pro Forma Net Loss	(7,697)	(14,383)
Loss allocated to Noncontrolling Interest	732	1,026
Preferred Distributions	(3,500)	(1,200)
Pro Forma Net Loss applicable to Common Shareholders	$(10,465)	$(14,557)

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Weighted Average Common Shares Outstanding
Basic	170,427,428	168,334,982
Diluted	170,427,428	168,334,982

Asset Development

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from an unaffiliated seller for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company acquired the real property and the improvements for cash and by cancelling an $8,000 development loan on the re-development project made to the seller and by cancelling $300 of accrued interest receivable from the seller.  We have begun the process of re-developing this building into a Hampton Inn.   As of March 31, 2012, we have spent $3,986 in development costs.

Purchase and Sale Agreements

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  On February 23, 2012, we completed the sale of 14 of the 18 properties.  See “Note 3 – Investment in Unconsolidated Joint Ventures” and “Note 12 – Discontinued Operations” for more information.

The Company entered into a Contract of Sale to dispose of a parcel of land and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250. On April 30, 2012, we completed the sale of the property, paying down $11,920 of mortgage indebtedness.

The Company entered into a purchase and sale agreement to acquire the Bulfinch Hotel, located at 107 Merrimac Street, Boston, MA, from an unaffiliated seller for approximately $18,200 in cash. The property is unencumbered by debt. Included in Other Assets on the consolidated balance sheet as of March 31, 2012 is a  $4,000 deposit which will be applied toward the purchase of the hotel.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2012 and December 31, 2011 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2012	2011

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$-	$-
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	1,560	1,681
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,897	5,035
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	17,133	23,762
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	8,003	8,361
				$31,593	$38,839

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, during the twelve months ended December 31, 2011, we recorded an impairment loss of approximately $1,677 for those hotel properties for which our investment in the unconsolidated joint venture did not exceed the net proceeds distributable to us on the sale of the hotel properties held by the joint venture based on the purchase price. On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three of the unconsolidated joint venture hotel properties.  As our investment in these three unconsolidated joint ventures equated the net proceeds distributed to us, we did not record a gain or loss in connection with the sale of the three hotel properties.  See “Note 12 – Discontinued Operations” for more information.

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

Loss recognized during the three months ended March 31, 2012 and 2011, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2012	2011
Inn American Hospitality at Ewing, LLC	$-	$(27)
Hiren Boston, LLC	(138)	-
SB Partners, LLC	(122)	(224)
Mystic Partners, LLC	(113)	(427)
Metro 29th Street Associates, LLC	(357)	(303)
Loss from Unconsolidated Joint Venture Investments	$(730)	$(981)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Balance Sheets
	March 31,	December 31,
	2012	2011
Assets
Investment in hotel properties, net	$139,425	$140,550
Other Assets	29,988	33,142
Assets Held For Sale	4,609	19,308
Total Assets	$174,022	$193,000

Liabilities and Equity
Mortgages and notes payable	$138,929	$139,032
Other liabilities	41,593	40,583
Liabilities Related to Assets Held For Sale	6,948	31,219
Equity:
Hersha Hospitality Trust	37,508	43,140
Joint Venture Partner(s)	(50,956)	(60,974)
Total Equity	(13,448)	(17,834)

Total Liabilities and Equity	$174,022	$193,000

Statements of Operations
	Three Months Ended March 31,
	2012	2011
Room Revenue	$15,948	$13,137
Other Revenue	5,404	4,569
Operating Expenses	(15,285)	(13,042)
Interest Expense	(2,203)	(1,943)
Lease Expense	(1,699)	(1,305)
Property Taxes and Insurance	(1,144)	(1,279)
General and Administrative	(1,540)	(1,450)
Loss Allocated to Noncontrolling Interests	(2,569)	22
Depreciation and Amortization	(1,865)	(1,668)
Net Loss From Continuing Operations	(4,953)	(2,959)
Income from Discontinued Operations	181	15
Gain on Disposition of Hotel Properties	15,530	-
Net Income from Discontinued Operations	15,711	15

Net Income (Loss)	$10,758	$(2,944)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
Company's share of equity recorded on the joint ventures' financial statements	$37,508	$43,140
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(5,915)	(4,301)
Investment in Unconsolidated Joint Ventures	$31,593	$38,839

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and non-independent trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 10% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the three months ended March 31, 2012, no such loans were originated by us.  Interest income from development loans was $621 and $1,091 for the three months ended March 31, 2012 and 2011, respectively.   Accrued interest on our development loans receivable was $2,733 as of March 31, 2012 and $3,096 as of December 31, 2011.  Accrued interest on our development loans receivable as of March 31, 2012 does not include cumulative interest income of $8,149 which has been accrued and paid in kind by adding it to the principal balance of certain loans as indicated in the table below.

As of March 31, 2012 and December 31, 2011, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding March 31, 2012		Principal Outstanding December 31, 2011	Interest Rate	Maturity Date (1)
Operational Hotels
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	11%	April 1, 2013 *
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	2,000	(2)	2,000	11%	August 6, 2012 *
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	962	(2)	1,000	10%	November 1, 2012 *
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	14,845	(3)	14,444	11%	December 31, 2012 *

Construction Hotels
Hyatt Union Square - New York, NY (3)	Risingsam Union Square, LLC	13,303	(3)	13,303	10%	N/A

Total Development Loans Receivable		$36,110		$35,747

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

(2)	Principal and accrued interest related to these two development loans were repaid in full in April 2012.
(3)	We amended the following development loans to allow the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan:

	Interest Income		Cumulative Interest
	Three Months Ended March 31,		Income
Borrower	2012	2011	Paid In Kind
Risingsam Union Square, LLC (4)	$-	$318	$3,304
44 Lexington Holding, LLC	401	356	4,845

Total	$401	$674	$8,149

(4)
On June 14, 2011, we entered into a purchase and sale agreement to acquire the Hyatt Union Square hotel in New York, NY for total consideration of $104,304.  The consideration to the seller will consist of $36,000 to be paid to the seller in cash, the cancellation by the Company of a $10,000 development loan, and $3,304 of accrued interest on the loan and the assumption by the Company of two mortgage loans secured by the hotel in the original aggregate principal amount of $55,000. In accordance with terms of the purchase and sale agreement, we have ceased accruing interest on this $10,000 development loan as of June 14, 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Transaction Costs	$2,665	$1,703
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	5,639	7,683
Interest Receivable from Development Loans to Non-Related Parties	855	1,238
Hotel Purchase Option	933	933
Other	3,073	2,546
	$14,713	$15,651

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities, and other costs which are recorded in other assets prior to the closing of the respective transactions.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  This excludes interest receivable from development loans extended to related parties in the amounts of $1,917 and $1,859 as of March 31, 2012 and December 31, 2011, respectively, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – We have an option to acquire a 49% interest in the entity that owns the Holiday Inn Express – Manhattan.  This option expires at the end of the lease term.

Deposits on Hotel Acquisitions

As of March 31, 2012, we had $21,000 in non-interest bearing deposits related to the acquisition of hotel properties, of which $20,000 is related to the deposit on Hyatt Union Square, New York, NY.  As of March 31, 2012, we had $4,500 in interest bearing deposits related to the acquisition of other hotel properties.  Please see “Note 4 – Development Loans Receivable” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages and Notes Payable

We had total mortgages payable at March 31, 2012, and December 31, 2011 of $665,234 (including $18,993 in outstanding mortgage indebtedness related to assets held for sale) and $717,367 (including $61,758 in outstanding mortgage indebtedness to assets held for sale), respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.24% to 8.25% as of March 31, 2012. Aggregate interest expense incurred under the mortgage loans payable totaled $10,254 and $9,060 during the three months ended March 31, 2012 and 2011, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 11 of our hotel properties were not met as of March 31, 2012.  Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties.   However, these covenants do not constitute an event of default for these loans. As of March 31, 2012, we were in compliance with all events of default covenants under the applicable loan agreements.  As noted in “Note 12 – Discontinued Operations,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  Effective March 30, 2012, we transferred title to the property to the lender.  At the time of transfer, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,940 and $166, respectively.

As of March 31, 2012, the maturity dates for the outstanding mortgage loans ranged from May 2012 to September 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the three months ended March 31, 2012 and 2011 was 3.55% and 3.30%, respectively.  Interest expense in the amount of $458 and $425 was recorded for the three months ended March 31, 2012 and 2011, respectively.

Revolving Credit Facility

We maintain a revolving line of credit, pursuant to a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders.  The credit agreement provides for a revolving line of credit in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for the swingline loans.  Borrowings under the revolving line of credit may be used for working capital and general corporate purposes and for the purchase of additional hotels.  The revolving line of credit expires in November 2013, and, provided no event of default has occurred and remains uncured, we may request that T.D. Bank, NA and the other lenders renew the revolving line of credit for an additional one-year period.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
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

The credit agreement providing for the $250,000 revolving credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum non-hedged variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

-	a fixed charge coverage ratio of not less than 1.25 to 1.00 which increased to 1.35 to 1.00 as of September 30, 2011, and will increase to 1.45 to 1.00 as of September 30, 2012; and
-	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00.

The Company is in compliance with each of the covenants listed above as of March 31, 2012.

The outstanding principal balance under the revolving line of credit was $87,667 as of March 31, 2012 and $51,000 as of December 31, 2011. The Company recorded interest expense of $858 and $504 related to the revolving line of credit borrowings for the three months ended March 31, 2012 and 2011, respectively.  The weighted average interest rate on our revolving line of credit during the three months ended March 31, 2012 and 2011 was 4.63% and 4.25%, respectively.

As of March 31, 2012 we had $8,563 in irrevocable letters of credit issued and our remaining borrowing capacity under the Line of Credit was $153,770.

Capitalized Interest

We utilize mortgage debt and our $250,000 revolving credit facility to finance on-going capital improvement projects at our hotels.  Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended March 31, 2012 and 2011, we capitalized $363 and $170, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments.  Amortization of deferred financing costs is recorded in interest expense.  As of March 31, 2012, deferred costs were $8,016, net of accumulated amortization of $9,544.  Amortization of deferred costs for the three months ended March 31, 2012, and 2011 was $1,017, and $777, respectively.

New Debt/Refinance

On January 31, 2012, we repaid outstanding mortgage debt with an original principal balance of $32,500 secured by the Capitol Hill Suites, Washington, D.C., and simultaneously entered into a new mortgage obligation of $27,500.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.25% and matures on January 30, 2015.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 3.79% per annum.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned taxable REIT subsidiary ("TRS"), 44 New England, engages eligible independent contractors in accordance with the requirements for qualification as a REIT under the Federal income tax laws, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel.  Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended March 31, 2012 and 2011, base management fees incurred totaled $2,099 and $1,538, respectively and are recorded as Hotel Operating Expenses.  For the three months ended March 31, 2012 and 2011, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended March 31, 2012 and 2011 was $4,852 and 3,935, respectively.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property.  For the three months ended March 31, 2012 and 2011, the Company incurred accounting fees of $472 and $452, respectively.  For the three months ended March 31, 2012 and 2011, the Company incurred information technology fees of $138 and $111, respectively. Accounting fees and information technology fees are included in hotel operating expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended March 31, 2012 and 2011, we incurred fees of $496 and $279, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
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

Hotel Supplies

For the three months ended March 31, 2012 and 2011, we incurred charges for hotel supplies of $18 and $24, respectively. For the three months ended March 31, 2012 and 2011, we incurred charges for capital expenditure purchases of $5,002 and $3,475, respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $1 and $26 is included in accounts payable at March 31, 2012 and December 31, 2011, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2012 and December 31, 2011 was approximately $8,938 and $6,189, respectively. The balances primarily consisted of accrued interest due on our development loans, a note receivable from one of our unconsolidated joint ventures, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of March 31, 2012 and December 31, 2011 was approximately $3,334 and $2,932, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended March 31, 2012 and 2011, we incurred $194 and $256, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
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

As of March 31, 2012, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of March 31, 2012 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 4.00%, originated concurrently with the debt associated with the Holiday Inn Express Times Square, NY. Under the terms of this interest rate swap, we pay fixed rate interest of 1.24% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 5.24%. The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $40,740 as of March 31, 2012. This swap matures on June 1, 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.85%, originated concurrently with the debt associated with the Courtyard by Marriott, Westside, Los Angeles, CA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.947% per annum.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $30,000 as of March 31, 2012.  This interest rate swap matures on September 29, 2015.

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.25%, originated concurrently with the debt associated with the Capitol Hill Suites, Washington, DC.  Under the terms of this interest rate swap, we pay fixed rate interest of 3.79% per annum.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $27,500 as of March 31, 2012.  This interest rate swap matures on February 1, 2015.

At March 31, 2012 and December 31, 2011, the fair value of the interest rate swaps and cap were:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	March 31, 2012	December 31, 2011
May 9, 2011	Variable Rate Mortgage – Hotel 373, New York, NY	Cap	May 9, 2012	$-	$-
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	-	-
May 31, 2011	Variable Rate Mortgage – HIE Times Square, New York, NY	Swap	July 1, 2014	(655)	(591)
September 29, 2011	Variable Rate Mortgage – CY LA Westside, Culver City, LA	Swap	September 29, 2015	(331)	(301)
February 1, 2012	Variable Rate Mortgage – CHS Washington, DC	Swap	February 1, 2015	24	-
				$(962)	(892)

The fair value of our interest rate caps is included in other assets at March 31, 2012 and December 31, 2011 and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at March 31, 2012 and December 31, 2011.

The change in fair value of derivative instruments designated as cash flow hedges was a gain of $27 and a loss of $18 for the three months ended March 31, 2012 and 2011, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.  The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2012, the carrying value and estimated fair value of the Company’s debt was $785,456 and $809,818 respectively (excluding outstanding mortgage indebtedness related to assets held for sale). As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $758,374 and $785,453 respectively (excluding outstanding mortgage indebtedness related to assets held for sale).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
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

On April 16, 2012, the Compensation Committee adopted the 2012 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan.  Shares are earned under the 2012 Annual LTIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  No stock based compensation expense was recorded for the three months ended March 31, 2012 under the 2012 Annual LTIP.  As of May 1, 2012, no common shares have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2012 Annual LTIP awards.

Stock based compensation expense related to the 2011 Annual LTIP and 2010 Annual LTIP of $933 and $99 was incurred during the three months ended March 31, 2012 and 2011, respectively.  Unearned compensation related to the 2011 Annual LTIP and 2010 Annual LTIP as of March 31, 2012 and December 31, 2011 was $2,278 and $605, respectively.The following table is a summary of all unvested share awards issued to executives under the 2011 Annual LTIP and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
3/26/2012 (2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	187,230	-	$1,780	$-
3/30/2011 (2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	220,334	220,334	498	605
					407,564	220,334	$2,278	$605

(1)	25% of the issued shares vested immediately upon issuance, while the remaining shares vest 25% over the following three years.

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares issuable pursuant to the 2012 Plan in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  As of May 1, 2012, no common shares have been issued in accordance with the the 2012 Plan to the executive officers in settlement of Multi-Year LTIP awards.  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $798 and $798 was recorded for the three months ended March 31, 2012 and 2011, respectively for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of March 31, 2012 and December 31, 2011, respectively was $5,585 and $6,383.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIP, the 2010 Annual LTIP and the 2011 Annual LTIP, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $351 and $509 was incurred during the three months ended March 31, 2012 and 2011, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2012 and December 31, 2011 was $1,019 and $1,370, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2004 and 2008 Plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
June 2, 2008	278,059	$8.97	4 years	25%/year	208,542	208,542	$104	$260
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,962	2,962	2	4
June 1, 2009	744,128	$2.80	4 years	25%/year	372,483	372,483	607	737
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	91,151	91,151	235	291
June 30, 2011	17,692	$5.57	2-4 years	25-50%/year	-	-	71	78
Total	1,225,803				675,138	675,138	$1,019	$1,370

On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 1,035,595 restricted common shares to the executives pursuant to the 2012 Plan.  None of these restricted common shares will vest prior to the third anniversary of the date of issuance.  Thereafter, 33.3% of each award of restricted common shares will vest on each of the third, fourth and fifth anniversaries of the date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the agreements).

Trustees

Annual Retainer

On March 16, 2011, the Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. The number of shares issued on March 26, 2012 was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2011.  Shares issued under this program become fully vested on December 31, 2012.  Compensation expense incurred for the three months ended March 31, 2012 and 2011, respectively, was $28 and $36.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2012
March 26, 2012	20,118	$5.45	1 year	100%	$82

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, 33% vested on December 31, 2011, and the remaining vest 33% on December 31, 2012, and 33% on December 31, 2013.  Compensation expense for the multi-year long-term equity incentive incurred for the three months ended March 31, 2012 and 2011, respectively, was $5 and $6.  Unearned compensation related to the multi-year long term equity incentives was $38 and $43 as of March 31, 2012 and December 31, 2011, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $18 and $37 for the three months ended March 31, 2012 and 2011, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2012 and December 31, 2011 was $234 and $70, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2008 and 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
March 26, 2012	30,000	$5.45	2 years	50%/year	-	-	164	-
January 6, 2011	17,035	$6.66	1.5 years	50%/year	8,705	8,705	55	55
March 25, 2010	6,000	$5.02	2 years	50%/year	3,000	3,000	15	15
Total	53,035				11,705	11,705	234	70

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
BASIC AND DILUTED*
Loss from Continuing Operations	$(12,302)	$(12,831)
Loss from Continuing Operations allocated to Noncontrolling Interests	645	680
Distributions to Preferred Shareholders	(3,500)	(1,200)
Dividends Paid on Unvested Restricted Shares	(84)	(64)
Loss from Continuing Operations attributable to Common Shareholders	(15,241)	(13,415)

Discontinued Operations
Income (loss) from Discontinued Operations	4,388	(1,587)
Loss from Discontinued Operations allocated to Noncontrolling Interests	96	347
Income (loss) from Discontinued Operations attributable to Common Shareholders	4,484	(1,240)

Net Loss attributable to Common Shareholders	$(10,757)	$(14,655)

Denominator:
Weighted average number of common shares - basic	170,427,428	168,334,982
Effect of dilutive securities:
Restricted Stock Awards	- *	- *
Contingently Issued Shares	- *	- *
Option to acquire common shares	- *	- *
Partnership Units	- *	- *
Weighted average number of common shares - diluted	170,427,428	168,334,982

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  Unvested stock awards, contingently issuable share awards and options to acquire our common shares have been omitted from the denominator for the purpose of computing diluted earnings per share for the three months ended March 31, 2012 and 2011, since the effect of including these awards in the denominator would be anti-dilutive to loss from continuing operations applicable to common shareholders. The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended
	March 31, 2012	March 31, 2011

Common Units of Limited Partnership Interest	7,263,518	7,395,023
Unvested Stock Awards Outstanding	239,588	310,728
Contingently Issuable Share Awards	1,996,157	1,690,980
Options to Acquire Common Shares Outstanding	-	3,040,591
Total potentially dilutive securities excluded from the denominator	9,499,263	12,437,322

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (CONTINUED)

	Three Months Ended
	March 31, 2012	March 31, 2011

Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.09)	$(0.08)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.03	(0.01)

Net Loss applicable to Common Shareholders	$(0.06)	$(0.09)

DILUTED
Loss from Continuing Operations applicable to Common Shareholders	$(0.09)	$(0.08)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.03	(0.01)

Net Loss applicable to Common Shareholders	$(0.06)	$(0.09)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2012 and 2011 totaled $12,032 and $9,962, respectively. The following non-cash investing and financing activities occurred during 2012 and 2011:

	2012	2011
Common Shares issued as part of the Dividend Reinvestment Plan	$5	$3
Disposition of hotel properties
Investment in hotel properties, net conveyed to mortgage lender	1,938	-
Debt conveyed to mortgage lender	2,940	-
Debt assumed by purchaser	35,376	-
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	401	674
Conversion of Common Units to Common Shares	31	90
Reallocation of noncontrolling interest	2,152	1,597

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Assets Held for Sale

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture, for an aggregate purchase price of approximately $155,000.  In May 2011, our Board of Trustees authorized management of the Company to sell this portfolio.   The 18 non-core hotel properties in the portfolio were acquired by the Company between 1998 and 2006.  These purchase and sale agreements provide that sales of the individual properties may close at different times, and ultimately not all properties may transfer.

On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, and the remaining 4 properties, are classified as held for sale as of March 31, 2012, including one of which is owned in part by the Company through an unconsolidated joint venture.  See “Note 3 – Investment in Unconsolidated Joint Ventures” for information on this property.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the three months ended March 31, 2012 and 2011.  The Company expects to complete the sale of the remaining four assets by the end of the second quarter, pending completion of the loan assumption process.  See “Disposed Assets” below for more information on the net proceeds of the 14 non-core hotel properties sold during the first quarter of 2012.

Assets held for sale and liabilities related to assets held for sale consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Land	$3,712	$12,313
Buildings and Improvements	27,755	100,398
Furniture, Fixtures and Equipment	9,204	28,459
	40,671	141,170

Less Accumulated Depreciation & Amortization	(15,330)	(47,341)

Assets Held for Sale	$25,341	$93,829

Liabilities Related to Assets Held for Sale	$18,993	$61,758

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (CONTINUED)

The following table sets forth the components of discontinued operations for the three months ended March 31, 2012 and 2011:

	2012	2011
Revenue:
Hotel Operating Revenues	$5,478	$8,678
Other Revenue	35	38
Total Revenues	5,513	8,716
Expenses:
Hotel Operating Expenses	4,289	6,534
Hotel Ground Rent	72	108
Real Estate and Personal Property Taxes and Property Insurance	356	531
General and Administrative	43	64
Depreciation and Amortization	23	1,870
Interest Expense	810	1,195
Other Expense	1	1
Loss on Debt Extinguishment	33	-
Total Expenses	5,627	10,303

Loss from Discontinued Operations	$(114)	$(1,587)

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.  We allocated $810 and $1,195 of interest expense to discontinued operations for the three months ended March 31, 2012 and 2011, respectively.

Disposed Assets

As mentioned above, the Company closed on the sale of 14 of the 18 non-core hotel properties on February 23, 2012, including three hotel properties owned in part by the Company through an unconsolidated joint venture.  See “Note 3 – Investment in Unconsolidated Joint Ventures” for information on these three properties. The operating results for the consolidated assets were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2012 and 2011.  The 14 assets were sold for net proceeds of $40,621, reduced the Company’s consolidated mortgage debt by $42,455, and generated a gain on sale of approximately $3,189.  As a result of entering into these purchase and sale agreements for the 18 non-core assets mentioned above, we recorded an impairment loss in 2011 of approximately $30,248 for those consolidated assets for which the anticipated net proceeds did not exceed the carrying value.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2012 and 2011.  The transfer of the title resulted in a gain of approximately $1,313, since the outstanding mortgage loan payable exceeded the net book value of the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

●	the depth and duration of the current economic downturn;
●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
●	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
●	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
●	the degree and nature of our competition;
●	increased interest rates and operating costs;
●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
●	risks associated with our development loan portfolio, including the ability of borrowers to repay outstanding principal and accrued interest at maturity;
●      availability of and our ability to retain qualified personnel;
●	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
●	environmental uncertainties and risks related to natural disasters;
●	changes in real estate and zoning laws and increases in real property tax rates; and
●	the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2012, we owned interests in 67 hotels, many of which are located in clusters around major markets in the Northeastern Corridor, including 55 wholly-owned hotels and interests in 12 hotels owned through consolidated and unconsolidated joint ventures. Our "Summary of Operating Results" section below contains operating results for 53 consolidated hotel assets and nine hotel assets owned through an unconsolidated joint venture. These results exclude operating results for three consolidated and one unconsolidated hotel assets classified as discontinued operations and one hotel which is currently undergoing a re-development project. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2012, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

 We believe the improvements we made in our equity and debt capitalization and repositioning of our portfolio in 2011 better enables us to capitalize on further improvements in lodging fundamentals.  During the first three months of 2012, we have seen continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Washington, D.C., Miami, Boston and Philadelphia.  We will continue to seek acquisition opportunities in urban centers and central business districts.  In addition, we are looking, and will continue to look, for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.

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

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2012, the manner in which the economy will recover is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped.  In addition, the market for hotel level financing for new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Further, we cannot assure that we will not experience defaults under our development loans.  The lack of financing for our borrowers and potential buyers may result in borrower defaults or prevent borrowers or us from disposing of properties held for sale.  Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third-party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations) that are consolidated in our financial statements for the three months ended March 31, 2012 and 2011:

CONSOLIDATED HOTELS:
	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 % Variance

Occupancy	65.9%	63.0%	2.9%
Average Daily Rate (ADR)	$142.92	$133.64	6.9%
Revenue Per Available Room (RevPAR)	$94.16	$84.17	11.9%

Room Revenues	$60,185	$46,617	29.1%
Hotel Operating Revenues	$64,853	$49,133	32.0%

The following table outlines operating results for the three months ended March 31, 2012 and 2011 for hotels we own through an unconsolidated joint venture interest (excluding hotel assets classified as discontinued operations). These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 % Variance

Occupancy	64.7%	59.9%	4.8%
Average Daily Rate (ADR)	$138.03	$135.53	1.8%
Revenue Per Available Room (RevPAR)	$89.28	$81.14	10.0%

Room Revenues	$15,948	$13,137	21.4%
Total Revenues	$21,352	$17,740	20.4%

RevPAR for the three months ended March 31, 2012 increased 11.9% for our consolidated hotels and increased 10.0% for our unconsolidated hotels when compared to the same period in 2011.  This represents a growth trend in RevPAR experienced during the three months ended March 31, 2012 over the same period in 2011.  This growth trend in RevPAR is primarily due to improving economic conditions in 2012 and the acquisition of hotel properties consummated since March 31, 2011 that are accretive to RevPAR.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(dollars in thousands, except per share data)

Revenue

Our total revenues for the three months ended March 31, 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues were approximately 99.0% and 97.7% of total revenues for the three months ended March 31, 2012 and 2011, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements. Hotel operating revenues increased $15,720, or 32.0%, to $64,853 for the three months ended March 31, 2012 to $49,133 for the same period in 2011.  This increase in hotel operating revenues was primarily attributable to the acquisitions from consummated in 2012 and 2011.

We acquired interests in the following five consolidated hotels which contributed the following operating revenues for the three months ended March 31, 2012.  While we acquired a 100% interest in the Sheraton, New Castle, DE in 2010, the property did not open until December 2011.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended March 31, 2012

Capitol Hill Suites	Washington, DC	April 15, 2011	152	$1,437
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	2,839
Courtyard by Marriott	Miami, FL	November 16, 2011	263	5,417
Sheraton	New Castle, DE	December 28, 2010	192	1,059
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	1,479
			978	$12,231

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the three months ended March 31, 2012 included revenues for a full quarter related to the hotel that was purchased during the three months ended March 31, 2011. We acquired interests in the following consolidated hotel during the three months ended March 31, 2011:

				Hotel Operating Revenues Three Months Ended March 31,
Brand	Location	Acquisition Date	Rooms	2012	2011

Holiday Inn Express	Water Street, NY	March 25, 2011	112	$1,140	$82

In addition, our existing portfolio experienced improvement in ADR and occupancy during the three months ended March 31, 2012 when compared to the same period in 2011.  Occupancy in our consolidated hotels increased 290 basis points from approximately 63.0% during the three months ended March 31, 2011 to approximately 65.9% for the same period in 2012.  ADR improved 6.9%, increasing from $133.64 for the three months ended March 31, 2011 to $142.92 during the same period in 2012.  These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

           We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 11.0%.  Interest income from development loans receivable was $621 for the three months ended March 31, 2012 compared to $1,091 for the same period in 2011.

Of the $36,110 in development loans receivable outstanding as of March 31, 2012, $22,807, or 63.2%, is invested in hotels that are currently operating and generating revenue and $13,303, or 36.8%, is invested in a hotel construction project to develop the Hyatt Union Square in New York, NY, which has made significant progress toward completion. On June 14, 2011, in connection with entering into a purchase and sale agreement to acquire the Hyatt Union Square project, we ceased accruing interest for this development loan.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Currently, one of our development loans, which is a loan to an entity affiliated with certain of our non-independent trustees and executive officers, allows the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $401 and $674 in accrued interest on these development loans was added to principal for the three months ended March 31, 2012 and 2011, respectively.   Paid-in kind interest for the three months ended March 31, 2011 also includes accrued interest added to principal on the Hyatt Union Square development loan noted above.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $38 and $40 for the three months ended March 31, 2012 and 2011, respectively.

Expenses

Total hotel operating expenses increased 28.9% to approximately $40,350 for the three months ended March 31, 2012 from $31,303 for the three months ended March 31, 2011. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since March 31, 2011, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization to $13,443 for the three months ended March 31, 2012 from $12,146 for the three months ended March 31, 2011. Similarly, real estate and personal property tax and property insurance increased $548, or 11.9%, in the three months ended March 31, 2012 when compared to the same period in 2011 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $1,138 from $1,897 in the three months ended March 31, 2011 to $3,035 for the same period in 2012.  Expenses increased due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $648 when comparing the three months ended March 31, 2012 to the same period in 2011.  Included in stock based compensation for the three months ended March 31, 2012 was $826 of stock based compensation expense that was recorded for the awards approved by the Compensation Committee in March 2012 under the 2011 Annual LTIP.  Offsetting this expense was the vesting of shares under the 2010 ALTIP and restricted shares as of December 31, 2011.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs increased $143 from $815 for the three months ended March 31, 2011 to $958 for the same period in 2012.  For the three months ended March 31, 2012, we incurred acquisition costs of $946 compared to $715 for the same period in 2011.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.  The remaining costs related to transactions that were terminated during the year.

Operating Income

Operating income for the three months ended March 31, 2012 was $248 compared to operating loss of $2,241 during the same period in 2011.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred subsequent to March 31, 2011.

Interest Expense

Interest expense increased $2,257 from $9,428 for the three months ended March 31, 2011 to $11,685 for the three months ended March 31, 2012. The increase in interest expense is due primarily to the new debt and associated interest expense for the acquired properties subsequent to March 31, 2011 and an increase in our weighted average balance of our credit facility for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Unconsolidated Joint Venture Investments

We recorded a loss from our investment in unconsolidated joint ventures of $730 and a loss of $981 for the three months ended March 31, 2012 and 2011, respectively.   As noted above, we entered into two purchase and sale agreements during 2011 to dispose of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  On February 23, 2012, we closed on the sale of three of these properties. See “Note 12-Discontinued Operations” for more information.

Discontinued Operations

On February 23, 2012, we closed on the sale of 14 of our previously mentioned non-core hotel properties.  The Company sold the 14 assets for net proceeds of $40,621, reduced the Company’s consolidated mortgage debt by $42,455, and generated a gain on sale of $3,189.  See “Note 12 – Discontinued Operations” for more information.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statement of operations for the three months ended March 31, 2012 and 2011.  The transfer of the title resulted in a gain of $1,313, since the outstanding mortgage loan payable exceeded the net book value of the property.

Net Income/Loss

Net loss applicable to common shareholders for the three months ended March 31, 2012 was $10,673 compared to net loss applicable to common shareholders of $14,591 for the same period in 2011.

LIQUIDITY, CAPITAL RESOURCES, AND EQUITY OFFERINGS
(dollars in thousands, except per share data)

Potential Sources of Capital

The ability to originate or refinance existing loans has become and continues to be very restrictive for all borrowers, even for those borrowers that have strong balance sheets.  While we maintain a portfolio of what we believe to be high quality assets and we believe our leverage to be at acceptable levels, the market for new debt origination and refinancing of existing debt remains challenging and visibility on the length of debt terms, the loan to value parameters and loan pricing on new debt originations is limited.  Due to changing economic conditions, the fair market value of certain of our hotel properties may increase or decline causing an individual hotel property’s indebtedness as a percentage of the property’s fair market value to fall below or exceed the percentage our Board of Trustees intended at the time we acquired the property.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of March 31, 2012.  Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties.  However, these covenants do not constitute an event of default for these loans.  Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a $250,000 revolving credit facility that is secured by, among other things, 9 hotel properties.  The $250,000 revolving credit facility expires in November 2013, and includes an option to extend the maturity until November 2014.  This option may be exercised at the sole discretion of the lenders.  As of March 31, 2012, we had $87,667 in borrowings under the $250,000 revolving credit facility and $8,563 in letters of credit outstanding under this facility, resulting in a remaining borrowing capacity under the $250,000 revolving credit facility of $153,770.  We intend to repay indebtedness incurred under the revolving line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2012, we have $59,161 of consolidated indebtedness (excluding liabilities related to assets held for sale) payable on or before December 31, 2012 due to the maturity dates with respect to certain loans.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our $250,000 revolving credit facility and issuance of our securities.

Development Loans Receivable

As of March 31, 2012, we have $36,110 in development loan principal receivable and $2,733 in accrued interest receivable on these loans.  We may convert the principal and interest due to us on those development loans that are not extended into equity interests in the hotels developed by entering into purchase and sale agreements to acquire hotel properties from developers of their affiliates that allow us to pay a portion of the purchase price by forgiving and cancelling amounts owed to us under development loans, allowing us to reduce the amount of cash required to fund these acquisitions.  See “Note 4 – Development Loan Receivable,” for further information.

Acquisitions

During the quarter ended March 31, 2012, we acquired the following wholly-owned hotel property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Total Purchase Price
* The Rittenhouse Hotel, Philadelphia, PA	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$937	$42,570

Total		$7,119	$29,605	$3,580	$2,156	$(827)	$937	$42,570

* The fair values for the assets and liabilities acquired in 2012 are preliminary as the Company continues to finalize their acquisition date fair value determination.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2012, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the three months ended March 31, 2012 was $4,517 and cash used for the payment of distributions and dividends for the three months ended March 31, 2012 was $14,130.  Dividend payments in the first quarter are primarily funded by cash provided from operations during the second, third, and fourth quarter of the prior year.

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

           We have increased our spending on capital improvements during the three months ended March 31, 2012 when compared to the same period in 2011.  During the three months ended March 31, 2012 we spent $12,840 on capital expenditures to renovate, improve or replace assets at our hotels.  This compares to $10,631 during the same period in 2010.  Our increase in capital expenditures is a result of complying with brand mandated improvements and continuing to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.

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

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Years Ended March 31, 2012 and 2011

Net cash provided by operating activities increased $315, from $4,202 for the three months ended March 31, 2011 to $4,517 for 2012.  Net income, adjusted for non-cash items such as gain on disposition of hotel properties, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $3,411 for the three months ended March 31, 2012 when compared to 2011.  This is primarily due to cash provided by properties recently acquired and improving operating results within our existing portfolio.  Distributed income from an unconsolidated joint venture also increased cash provided by operating activities for the three months ended March 31, 2012.  Offsetting the increases in cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities, such as accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2012 decreased $34,735, from $55,669 for three months ended March 31, 2011 compared to $20,934 for 2012.  During the three months ended March 31, 2012, we closed on the sale of 14 hotel properties generating net proceeds of $41,642.   This was offset by an increase of $7,578 in spending on the purchase of a hotel property, deposits on hotel acquisitions, capital expenditures and hotel development projects for the three months ended March 31, 2012 when compared to the same period in 2011.

Net cash provided by financing activities for three months ended March 31, 2012 was $17,670 compared to $5,207 during the same period in 2011.  Net borrowings on our revolving credit facility were $19,667 higher during the three months ended March 31, 2012 than in 2011.  Offsetting this increase in cash provided by the line of credit was cash used during the first quarter of 2012 to pay dividends and distributions.  During the second quarter of 2011, we completed an offering of preferred shares with net proceeds of $110,977.  This offering increased our preferred dividend obligations causing a net increase in total dividends and distributions paid of $2,300 when comparing the three months ended March 31, 2011.

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

The GAAP measure that we believe to be most directly comparable to FFO, net income (loss) applicable to common shareholders, includes loss from the impairment of certain depreciable assets, our investment in unconsolidated joint ventures and land, depreciation and amortization expenses, gains or losses on property sales, noncontrolling interest and preferred dividends. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from our property operations.  We determined that the loss from the impairment of certain depreciable assets including investments in unconsolidated joint ventures and land, was driven by a measurable decrease in the fair value of certain hotel properties and other assets as determined by our analysis of those assets in accordance with applicable GAAP.  As such, these impairments have been eliminated from net loss to determine FFO.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended,
	March 31, 2012	March 31, 2011

Net loss applicable to common shares	$(10,673)	$(14,591)
Loss allocated to noncontrolling interest	(741)	(1,027)
Loss from unconsolidated joint ventures	730	981
Gain on disposition of hotel properties	(4,502)	-
Depreciation and amortization	13,443	12,146
Depreciation and amortization from discontinued operations	23	1,870
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	139	340
Funds from consolidated hotel operations applicable to common shares and Partnership Units	(1,581)	(281)

Loss from Unconsolidated Joint Ventures	(730)	(981)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	320	525
Interest in depreciation and amortization of unconsolidated joint ventures (3)	661	202
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership Units	251	(254)

FFO applicable to common shares and Partnership Units	$(1,330)	$(535)

Weighted Average Common Shares and Units Outstanding
Basic	170,427,428	168,334,982
Diluted	179,926,691	180,772,304

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2012 and 2011 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2012, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value, except certain properties included in our portfolio of assets held for sale as previously disclosed.  See “Note 12 – Discontinued Operations” for more information.

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

As of March 31, 2012, based on our analysis, we have determined that the fair value of the remaining investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2012, we adopted ASC Update No. 2011-05 concerning the presentation of comprehensive income. The amendment provides guidance to improve comparability, consistency, and transparency of financial reporting.  The amendment also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Instead, entities will be required to present all non-owner changes in the stockholders’ equity as either a single continuous statement of comprehensive income or in two separate but consecutive statements, for which we have elected to present two separate but consecutive statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2012, we are exposed to interest rate risk with respect to variable rate borrowings under our $250,000 revolving credit facility and certain variable rate mortgages and notes payable. As of March 31, 2012, we had total variable rate debt outstanding of $191,069 with a weighted average interest rate of 3.850%.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2012 would be an increase or decrease in our interest expense for the three months ended March 31, 2012 of $415.

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

As of March 31, 2012, approximately 95.7% of our outstanding consolidated long-term indebtedness (excluding $18,993 in outstanding mortgage indebtedness related to assets held for sale) is subject to fixed rates or effectively capped, while approximately 4.3% of our outstanding long term indebtedness is subject to floating rates, excluding borrowings under our revolving line of credit.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2012 to be approximately $594,625 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2012 to be approximately $644,062, excluding outstanding mortgage indebtedness related to assets held for sale.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2012, including liabilities related to assets held for sale, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages & Notes Payable
Fixed Rate Debt	$42,691	$22,923	$37,490	$136,108	$187,465	$167,572	$594,249
Weighted Average Interest Rate	5.91%	5.90%	5.87%	5.94%	5.83%	5.83%	5.88%

Floating Rate Debt	$22,112	$29,742	$-	$-	$-	$51,548	$103,402
Weighted Average Interest Rate	3.42%	3.24%				3.24%	3.27%
	$64,803	$52,665	$37,490	$136,108	$187,465	$219,120	$697,651

Revolving Credit Facility
	$-	$87,667	$-	$-	$-	$-	$87,667
Weighted Average Interest Rate	4.25%	4.25%					4.25%
	$-	$87,667	$-	$-	$-	$-	$87,667

Discontinued Operations (1)
	$701	$10,586	$282	$7,424	$-	$-	$18,993
Average Interest Rate	6.04%	5.67%	5.67%	5.67%			5.76%

	$65,504	$150,918	$37,772	$143,532	$187,465	$219,120	$804,311

(1) Represents 3 consolidated properties, with mortgage debt, under definitive agreement to be sold to an unrelated affililate.

The table incorporates only those exposures that existed as of March 31, 2012, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2012	2013	2014	2015	2016	Thereafter	Total

Principal repayments due as of March 31, 2012, as noted above	$65,504	$150,918	$37,772	$143,532	$187,465	$219,120	$804,311

Less: Discontinued Operations (1)	$(701)	$(10,586)	$(282)	$(7,424)	$-	$-	$(18,993)

Adjustments: Extension Options (2)

Hampton Inn - West Haven, CT (3)	(7,245)	170	180	6,895	-	-	-
Residence Inn - Carlisle, PA (4)	-	(6,287)	169	180	5,938	-	-
Courtyard - Los Angeles, CA (5)	-	-	-	(27,500)	27,500	-	-
Capitol Hill Suites - Washington, DC (6)	-	-	-	(23,635)	1,467	22,168	-
Hampton Inn - Smithfield, RI (7)	-	-	-	-	(5,643)	5,643	-
Revolving Credit Facility (8)	-	(87,667)	87,667	-	-	-	-
							-
As Adjusted Principal Repayments	$57,558	$46,548	$125,506	$92,048	$216,727	$246,931	$785,318

(1)	Represents 3 consolidated hotel properties, with mortgage debt, under definitive agreement to be sold.
(2)	Adjustments include amortization of principal scheduled to occur subsequent to March 31, 2012 through maturity date or extended maturity date if options are exercised.
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

(6)
Reflects mortgage debt on the Capitol Hill Suites, Washington DC, which contains a two-year extension option, subject to the lender’s approval in its discretion, effectively extending the maturity date from February 2015 to February of 2017.

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

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012.

There were no changes to the Company’s internal controls over financial reporting during the nine months ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

As previously reported, on April 18, 2012, the Company entered into amended and restated employment agreements with Hasu P. Shah (Chairman of the Board), Jay H. Shah (Chief Executive Officer), Neil H. Shah (President and Chief Operating Officer), Ashish R. Parikh (Chief Financial Officer) and Michael R. Gillespie (Chief Accounting Officer) replacing the prior agreements with each executive.  Each of the employment agreements is filed as an exhibit to this report on Form 10-Q and the following summary is qualified in its entirety by the terms set forth therein.  Each agreement is for an initial term through December 31, 2014, and thereafter will renew for successive one year periods unless terminated by either party.

 Each employment agreement provides for the payment of a minimum annual base salary to the executive officer, subject to any increase approved by the Board of Trustees.  In addition, each executive officer is eligible to receive other incentive compensation, including but not limited to, grants of stock options or common shares.  Each of the employment agreements also contains certain confidentiality, non-competition and non-recruitment provisions.

Each of the employment agreements provides for cash payments and the provision of other benefits to the executive officer upon the occurrence of certain triggers.  These triggers include the executive officer’s voluntary termination, the executive officer’s termination without cause (other than a termination without cause during the 12-month period following a change of control), the executive officer’s termination with cause, the executive officer’s death or disability and the executive officer’s termination without cause or resignation for good reason within 12 months of a change of control.

The amendments to the agreements include:

•
for each executive, the elimination of the excise tax indemnification provision with respect to “parachute payments” (as defined in Section 280G(b)(2)(A) of the Internal Revenue Code of 1986) and, in lieu thereof, the addition of a “modified cap” provision that would reduce payments due to an executive in connection with a change of control (as defined in the agreements) to avoid an excise tax liability if and only to the extent that a reduction will allow the named executive officer to receive a greater net after tax amount than executive would receive absent a reduction;

•
for Jay H. Shah, the reduction of the change of control bonus payable in the event of a termination without cause or such executive’s resignation for good reason (as defined in the agreements) within 12 months following a change of control (as defined in the agreements) from 4 times to 2.99 times Mr. Shah’s annual compensation (as defined in the agreements); and

•
for Neil H. Shah, the reduction of the change of control bonus payable in the event of a termination without cause or such Executive’s resignation for good reason (as defined in the agreements) within 12 months following a change of control (as defined in the agreements) from 3 times to 2.99 times Mr. Shah’s annual compensation (as defined in the agreements).

To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described above, the Company awarded certain restricted common shares to the executives pursuant to the 2012 Equity Incentive Plan as follows: Hasu P. Shah, 62,408 restricted common shares; Jay H. Shah, 615,167 restricted common shares; Neil H. Shah, 255,010 restricted common shares; Ashish R. Parikh, 82,143 restricted common shares; and Michael R. Gillespie, 20,867 restricted common shares.

None of these restricted common shares will vest prior to the third anniversary of the date of issuance.  Thereafter, 33.3% of each award of restricted common shares will vest on each of the third, fourth and fifth anniversaries of the date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the agreements).

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Hasu P. Shah.*
10.2	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Jay H. Shah.*
10.3	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Neil H. Shah.*
10.4	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Ashish R. Parikh.*
10.5	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Michael R. Gillespie.*
10.6	Form of Share Award Agreement for April 2012 restricted common share award.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

May 1, 2012	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.