Form 10-Q
period 2012-06-30
HERSHA HOSPITALITY TRUST
filed 2012-08-06
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐ Yes  ☒ No
As of August 1, 2012, the number of Class A common shares of beneficial interest outstanding was 198,536,956 and there were no Class B common shares outstanding.

Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2012	December 31, 2011
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation, (including consolidation of variable interest entity assets of $90,134 and $0)	$1,472,232	$1,340,876
Investment in Unconsolidated Joint Ventures	16,389	38,839
Development Loans Receivable	33,425	35,747
Cash and Cash Equivalents	33,291	24,568
Escrow Deposits	24,471	27,321
Hotel Accounts Receivable, net of Allowance for Doubtful Accounts of $539 and $495	13,330	11,353
Deferred Financing Costs, net of Accumulated Amortization of $9,059 and $9,138	7,618	9,023
Due from Related Parties	9,141	6,189
Intangible Assets, net of Accumulated Amortization of $1,633 and $1,357	9,415	8,013
Deposits on Hotel Acquisitions	34,500	19,500
Other Assets	14,980	15,651
Hotel Assets Held for Sale	-	93,829

Total Assets	$1,668,792	$1,630,909

Liabilities and Equity:
Line of Credit	$30,000	$51,000
Mortgages and Notes Payable, (including consolidation of variable interest entity debt of $58,013 and $0)	709,344	707,374
Accounts Payable, Accrued Expenses and Other Liabilities	32,451	31,140
Dividends and Distributions Payable	15,615	13,908
Due to Related Parties	4,383	2,932
Liabilities Related to Assets Held for Sale	-	61,758

Total Liabilities	791,793	868,112

Redeemable Noncontrolling Interests - Common Units (Note 1)	$16,175	$14,955

Equity:
Shareholders' Equity:
Preferred Shares: 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at June 30, 2012 and December 31, 2011	24	24
Preferred Shares: 8% Series B, $.01 Par Value, 4,600,000 shares authorized, 4,600,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $115,000) at June 30, 2012 and December 31, 2011	46	46
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at June 30, 2012 and December 31, 2011, 198,440,233 and 169,969,973 Shares Issued and Outstanding at June 30, 2012 and December 31, 2011, respectively	1,984	1,699
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(1,325)	(1,151)
Additional Paid-in Capital	1,173,674	1,041,027
Distributions in Excess of Net Income	(330,858)	(310,974)
Total Shareholders' Equity	843,545	730,671

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	16,366	16,864
Noncontrolling Interests - Consolidated Joint Ventures	-	307
Noncontrolling Interests - Other	913	-
Total Noncontrolling Interests	17,279	17,171

Total Equity	860,824	747,842

Total Liabilities and Equity	$1,668,792	$1,630,909

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Hotel Operating Revenues	$96,136	$77,669	$160,989	$126,803
Interest Income from Development Loans	518	1,063	1,139	2,154
Other Revenues	52	85	114	150
Total Revenues	96,706	78,817	162,242	129,107

Operating Expenses:
Hotel Operating Expenses	50,994	39,444	91,345	70,747
Hotel Ground Rent	214	255	408	511
Real Estate and Personal Property Taxes and Property Insurance	5,168	4,860	10,279	9,422
General and Administrative	3,074	2,116	6,109	4,010
Stock Based Compensation	2,266	1,785	4,399	3,270
Acquisition and Terminated Transaction Costs	124	1,301	1,082	2,116
Depreciation and Amortization	14,144	12,612	27,585	24,748
Total Operating Expenses	75,984	62,373	141,207	114,824

Operating Income	20,722	16,444	21,035	14,283

Interest Income	345	117	452	219
Interest Expense	10,441	10,163	21,924	19,371
Other Expense	287	283	523	566
Loss on Debt Extinguishment	240	34	246	34
Income (loss) before Income (loss) from Unconsolidated Joint Venture Investments and Discontinued Operations	10,099	6,081	(1,206)	(5,469)

Income (loss) from Unconsolidated Joint Ventures	414	(198)	(316)	(1,179)
(Loss) gain from Remeasurement of Investment in Unconsolidated Joint Venture	(224)	2,757	(224)	2,757
Income (loss) from Unconsolidated Joint Venture Investments	190	2,559	(540)	1,578

Income (loss) from Continuing Operations	10,289	8,640	(1,746)	(3,891)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	6,950	-	11,452	-
Income (loss) from Discontinued Operations	150	708	(231)	(1,179)
Income (loss) from Discontinued Operations	7,100	708	11,221	(1,179)

Net Income (loss)	17,389	9,348	9,475	(5,070)

(Income) loss Allocated to Noncontrolling Interests	(796)	(459)	(55)	618
Preferred Distributions	(3,500)	(2,299)	(7,000)	(3,499)

Net Income (loss) applicable to Common Shareholders	$13,093	$6,590	$2,420	$(7,951)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011

Earnings Per Share:
BASIC
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.03		$0.04		$(0.05)		$(0.04)
Income (loss) from Discontinued Operations applicable to Common Shareholders	$0.04		0.00		$0.06		(0.01)

Net Income (loss) applicable to Common Shareholders	$0.07		$0.04		$0.01		$(0.05)

DILUTED
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.03	*	$0.04	*	$(0.05	) *	$(0.04	) *
Income (loss) from Discontinued Operations applicable to Common Shareholders	$0.04	*	0.00	*	$0.06	*	(0.01	) *

Net Income (loss) applicable to Common Shareholders	$0.07	*	$0.04	*	$0.01	*	$(0.05	) *

Weighted Average Common Shares Outstanding:
Basic	186,264,437		168,672,936		178,345,932		168,504,893
Diluted	189,011,990	*	173,687,233	*	178,345,932	*	168,504,893	*

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Common Units of Limited Partnership Interest	7,257,604	7,294,791	7,260,561	7,344,630
Unvested Stock Awards Outstanding	-	-	-	509,384
Contingently Issuable Share Awards	-	-	2,188,470	1,719,502
Options to Acquire Common Shares Outstanding	-	-	554,189	2,882,867
Total potentially dilutive securities excluded from the denominator	7,257,604	7,294,791	10,003,220	12,456,383

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$17,389	$9,348	$9,475	$(5,070)
Other comprehensive income (loss)
Change in fair value of derivative instruments	(201)	(274)	(174)	(292)
Comprehensive income (loss)	17,188	9,074	9,301	(5,362)
Less: Comprehensive (income) loss attributable to non controlling interests	(796)	(459)	(55)	618
Comprehensive income (loss) attributable to Common Shareholders	$16,392	$8,615	$9,246	$(4,744)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS]

									Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2011	$1,699	$-	$24	$46	$1,041,027	$(1,151)	$(310,974)	$730,671	$16,864	$307	$-	$17,171	$747,842	$14,955

Unit Conversion	-	-	-	-	52	-	-	52	(52)	-	-	(52)	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	(1,548)	-	-	(1,548)	-	-	-	-	(1,548)	1,548
Common Stock Issuance
Common Stock Offering, net of costs	240	-	-	-	128,457	-	-	128,697	-	-	-	-	128,697	-
Common Stock Option Cancellation	25	-	-	-	(25)	-	-	-	-	-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.12 per share)	-	-	-	-	-	-	(22,304)	(22,304)	-	-	-	-	(22,304)	-
Preferred Stock ($1.00 per Series A share)	-	-	-	-	-	-	(2,400)	(2,400)	-	-	-	-	(2,400)	-
Preferred Stock ($1.00 per Series B share)	-	-	-	-	-		(4,600)	(4,600)	-	-	-	-	(4,600)	-
Common Units ($0.12 per share)	-	-	-	-	-	-	-	-	(503)	-	-	(503)	(503)	(369)
Dividend Reinvestment Plan	-	-	-	-	8	-	-	8	-	-	-	-	8	-
Stock Based Compensation
Restricted and Performance Share Award Grants	20	-	-	-	2,454	-	-	2,474	-	-	-	-	2,474	-
Restricted Share Award Amortization	-	-	-	-	3,249	-	-	3,249	-	-		-	3,249	-
Consolidation of Variable Interest Entity	-	-	-	-	-	-	-	-	-	-	956	956	956
Deconsolidation of Consolidated Joint Ventures				-	-	-	-	-	-	(307)	-	(307)	(307)	-
Change in Fair Value of Derivative Instruments	-	-	-		-	(174)	-	(174)	-	-	-	-	(174)	-
Net Income	-	-	-		-	-	9,420	9,420	57	-	(43)	14	9,434	41

Balance at June 30, 2012	$1,984	$-	$24	$46	$1,173,674	$(1,325)	$(330,858)	$843,545	$16,366	$-	$913	$17,279	$860,824	$16,175

Balance at December 31, 2010	$1,692	$-	$24	$-	$918,215	$(338)	$(236,159)	$683,434	$19,410	$474	$-	$19,884	$703,318	$19,894

Unit Conversion	1	-	-	-	477	-	-	478	(707)	-	-	(707)	(229)	229
Reallocation of Noncontrolling Interest	-	-	-	-	2,593	-	-	2,593	(13)	-	-	(13)	2,580	(2,578)
Preferred Stock Offering
Preferred Stock Offering, net of costs	-	-	-	46	111,114	-	-	111,160	-	-	-	-	111,160	-
Dividends and Distributions declared:
Common Stock ($0.11 per share)	-	-	-	-	-	-	(18,680)	(18,680)	-	-	-	-	(18,680)	-
Preferred Stock ($1.00 per Series A share)	-	-	-	-	-	-	(2,400)	(2,400)	-	-	-	-	(2,400)	-
Preferred Stock ($0.24 per Series B share)							(1,099)	(1,099)			-	-	(1,099)	-
Common Units ($0.11 per share)	-	-	-	-	-	-	-	-	(468)	-	-	(468)	(468)	(335)
Dividend Reinvestment Plan	-	-	-	-	7	-	-	7	-	-	-	-	7	-
Stock Based Compensation
Restricted and Performance Share Award Grants	6	-	-	-	1,471	-	-	1,477	-	-	-	1,477	-
Restricted Share Award Amortization	-	-	-	-	2,973	-	-	2,973	-	-	-	-	2,973	-
Contribution by Noncontrolling Interests in Consolidated Joint Venture	-	-	-	-	-	-	-	-	-	342	-	342	342	-
Deconsolidation of Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	(322)	-	(322)	(322)	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	(292)	-	(292)	-	-	-	-	(292)	-
Net Loss	-	-	-	-	-	-	(4,452)	(4,452)	(204)	(272)	-	(476)	(4,928)	(142)

Balance at June 30, 2011	$1,699	$-	$24	$46	$1,036,850	$(630)	$(262,790)	$775,199	$18,018	$222	$-	$19,717	$791,962	$17,068

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS]

	2012	2011
Operating activities:
Net income (loss)	$9,475	$(5,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	(11,452)	-
Depreciation	27,127	28,315
Amortization	1,982	1,927
Debt extinguishment	7	-
Development loan interest added to principal	(678)	(1,315)
Equity in loss (income) of unconsolidated joint ventures	540	(1,578)
Distributions of earnings from unconsolidated joint ventures	1,132	-
Loss recognized on change in fair value of derivative instrument	218	14
Stock based compensation expense	4,399	3,270
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(1,989)	(4,596)
Escrows	(2,023)	(2,374)
Other assets	95	902
Due from related parties	(4,583)	(1,236)
Increase (decrease) in:
Due to related parties	1,366	321
Accounts Payable, Accrued Expenses and Other Liabilities	367	(823)
Net cash provided by operating activities	25,983	17,757

Investing activities:
Purchase of hotel property assets	(68,008)	(100,770)
Deposits on hotel acquisitions	(15,500)	(21,250)
Capital expenditures	(18,582)	(12,862)
Cash paid for hotel development projects	(5,956)	(1,547)
Proceeds from disposition of hotel properties and investment in unconsolidated joint ventures	63,921	-
Net changes in capital expenditure escrows	(2,044)	(2,858)
Advances to unconsolidated joint ventures	(130)	-
Distributions of capital from unconsolidated joint ventures	287	13,406
Repayment of development loans receivable	3,000	-
Investment in notes receivable from unconsolidated joint venture	(150)	(1,320)
Repayment of notes receivable from unconsolidated joint venture	1,720	-
Cash paid for franchise fee intangible	-	(40)
Net cash used in investing activities	(41,442)	(127,241)

Financing activities:
Proceeds from borrowings under line of credit, net	(21,000)	(18,000)
Principal repayment of mortgages and notes payable	(100,927)	(3,419)
Proceeds from mortgages and notes payable	45,999	41,778
Cash paid for deferred financing costs	(57)	(273)
Proceeds from issuance of common stock, net	128,697	111,160
Acquisition of interest rate derivative	(69)	-
Dividends paid on common shares	(20,589)	(16,941)
Dividends paid on preferred shares	(7,000)	(2,400)
Distributions paid on common partnership units	(872)	(737)
Net cash provided by financing activities	24,182	111,168

Net increase in cash and cash equivalents	8,723	1,684
Cash and cash equivalents - beginning of period	24,568	65,596

Cash and cash equivalents - end of period	$33,291	$67,280

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for fair presentation, have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are a self-advised Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of June 30, 2012, we owned an approximate 96.5% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $16,366 as of June 30, 2012 and $16,864 as of December 31, 2011.  As of June 30, 2012, there were 4,193,254 Nonredeemable Common Units outstanding with a fair market value of $22,140, based on the price per share of our common shares on the New York Stock Exchange on such date.  In accordance with HHLP's partnership agreement, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

As of June 30, 2012, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $16,175.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of June 30, 2012, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $12,076.  As of December 31, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value of $14,955 since the Redeemable Common Units redemption value was greater than historical cost of $12,402.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
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

Shareholder’s Equity

On May 8, 2012, we closed on a public offering in which we issued and sold 24,000,000 common shares through several underwriters for net proceeds to us of approximately $128,697.  Immediately upon the closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional Common Units of limited partnership in HHLP.  HHLP used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and for general corporate purposes, including the funding of future acquisitions.

On August 4, 2009, we entered into a purchase agreement with Real Estate Investment Group L.P. (“REIG”), pursuant to which we sold 5,700,000 common shares at a price of $2.50 per share to REIG for gross proceeds of $14,250. We also granted REIG the option to buy up to an additional 5,700,000 common shares at a price of $3.00 per share, which was exercisable through August 4, 2014. On February 13, 2012, pursuant to the terms of the original option, we called in and canceled the option granted to REIG in exchange for the issuance of 2,521,561 common shares with an aggregate value equal to $13,566. This amount equals the volume weighted average price per common share for the 20 trading days prior to the exercise of the option, less the $3.00 option price, multiplied by the 5,700,000 common shares remaining under the option.

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

Out of Period Adjustment

In the second quarter of 2012, we recorded an adjustment impacting gain on disposition of hotel properties that increased net income by $1,950. This adjustment was made after completing an analysis that determined a liability for deferred land rent payable was not properly written off when a hotel property was sold during the first quarter of 2012. After evaluating the quantitative and qualitative effects of this adjustment, we have concluded that the impact on the Company's prior interim period and current, interim period consolidated financial statements was not material.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Land	$304,336	$278,442
Buildings and Improvements	1,200,936	1,090,280
Furniture, Fixtures and Equipment	166,388	151,600
Construction in Progress	37,593	31,638
	1,709,253	1,551,960

Less Accumulated Depreciation	(237,021)	(211,084)

Total Investment in Hotel Properties	$1,472,232	$1,340,876

Acquisitions

During the six months ended June 30, 2012, we acquired the following wholly-owned properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Total Purchase Price	Fair Value of Assumed Debt
The Rittenhouse Hotel, Philadelphia, PA*	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$952	$42,585	$-
Bulfinch Hotel, Boston, MA*	5/7/2012	1,456	14,954	1,790	-	-	69	18,269	$-
Holiday Inn Express, New York, NY*	6/18/2012	30,329	57,016	2,856	98	-	-	90,299	$73,038

Total		$38,904	$101,575	$8,226	$2,254	$(827)	$1,021	$151,153	$73,038

*The fair values for the assets and liabilities acquired in 2012 are preliminary as the Company continues to finalize their acquisition date fair value determination.

On June 18, 2012, the Company purchased , from an unaffiliated seller, the remaining 50% ownership in Metro 29th Street Associates, LLC (“Metro 29th”), the lessee of the Holiday Inn Express, New York, NY.  Consideration given for this interest in Metro 29th included $10,000 cash and the forgiveness of approximately $800 of accrued interest payable under a mezzanine loan made by the Company to an affiliate of the seller.  Brisam Management DE, LLC (“Brisam”), as the owner of the land, building and improvements leased by Metro 29th, is considered a variable interest entity and, based on our evaluation, we are the primary beneficiary of this variable interest entity and therefore Brisam, is consolidated in our financial statements.  As a result, included in our consolidated financial statements is approximately $90,201 in investment in hotel properties and an aggregate of $73,038 in first mortgage and mezzanine debt.  On the date we acquired the remaining interest in Metro 29th, we determined that the stated rate of interest on the first mortgage debt was above market and, accordingly, recorded a $3,436 premium.   Also included in this transaction was an option to acquire the equity interests in the entity owning the real estate assets or the real estate assets from Brisam for nominal consideration. The option is exercisable by the Company after September 1, 2016 or before that date in the event of certain specified events.  This option may be put to the Company by the Seller at any time.  On June 29, 2012, the Company repaid the $15,000 mezzanine debt.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

As shown in the table below, included in the consolidated statements of operations for the three and six months ended June 30, 2012 are total revenues of $7,003 and $8,485, respectively, and total net income of $531 and net loss of $774, respectively, for acquired hotels we have consolidated  since the date of acquisition.   These amounts represent the results of operations for these hotels since the date of acquisition:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Hotel	Revenue	Net Income	Revenue	Net (Loss) Income
The Rittenhouse Hotel, Philadelphia, PA	$5,718	$131	$7,200	$(1,174)
Bulfinch Hotel, Boston, MA	728	217	728	217
Holiday Inn Express, New York, NY	557	183	557	183

Total	$7,003	$531	$8,485	$(774)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Pro Forma Total Revenues	$103,049	$93,726	$171,998	$160,984

Pro Forma Income (Loss) from Continuing Operations	$10,595	$9,343	$(4,924)	$(5,305)
Income (loss) from Discontinued Operations	7,100	708	11,221	(1,179)
Pro Forma Net Income (loss)	17,695	10,051	6,297	(6,484)
Loss allocated to Noncontrolling Interest	(807)	(488)	1,188	677
Preferred Distributions	(3,500)	(2,299)	(7,000)	(3,499)
Pro Forma Net Income (loss) applicable to Common Shareholders	$13,388	$7,264	$485	$(9,306)

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$0.07	$0.04	$0.00	$(0.06)
Diluted	$0.07	$0.04	$0.00	$(0.06)

Weighted Average Common Shares Outstanding	186,264,437	168,672,936	178,345,932	168,504,893
Basic	189,011,990	173,687,233	178,345,932	168,504,893
Diluted

Asset Development

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from an unaffiliated seller for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company acquired the real property and the improvements for cash and by cancelling an $8,000 development loan on the re-development project made to the seller and by cancelling $300 of accrued interest receivable from the seller.  We have begun the process of re-developing this building into a Hampton Inn.   As of June 30, 2012, we have spent $5,555 in development costs.

During the first quarter of 2012, the Company commenced construction of an additional oceanfront tower, additional meeting space and structured parking on a land parcel adjacent to the Courtyard by Marriott, Miami, Florida, a hotel acquired on November 16, 2011. See “Note 6 – Debt” for information on the financing of this construction. This land parcel was included in the acquisition of the hotel.  As of June 30, 2012, we have spent $2,314 in construction costs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2012 and December 31, 2011 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	June 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2012	2011

Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$-	$-
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	1,361	1,681
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,989	5,035
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	10,039	23,762
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	-	8,361
				$16,389	$38,839

As noted in Note 2 – “Investment in Hotel Properties,” on June 18, 2012, the Company purchased the remaining 50% ownership in Metro 29th, the lessee of the Holiday Inn Express, Manhattan, New York, NY. As such, we ceased to account for our investment in Metro 29th under the equity method of accounting as it is a consolidated subsidiary.  Our interest in Metro 29th was remeasured, and as a result, during the three and six months ended June 30, 2012, we recorded a loss of approximately $224.

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, during the twelve months ended December 31, 2011, we recorded an impairment loss of approximately $1,677 for those hotel properties for which our investment in the unconsolidated joint venture did not exceed the net proceeds distributable to us on the sale of the hotel properties held by the joint venture based on the purchase price. On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three of the unconsolidated joint venture hotel properties.  On May 8, 2012, the Company closed on the remaining four non-core hotel properties, including one of the unconsolidated joint venture hotel properties.  As our investment in these unconsolidated joint ventures equated the net proceeds distributed to us, we did not record a gain or loss in connection with the sale of these hotel properties.  See “Note 12 – Discontinued Operations” for more information.

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

Income (loss) recognized during the three and six months ended June 30, 2012 and 2011, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Inn American Hospitality at Ewing, LLC	$-	$-	$-	$(28)
Hiren Boston, LLC	242	-	104	-
SB Partners, LLC	27	30	(95)	(194)
Mystic Partners, LLC	(98)	(449)	(211)	(875)
Metro 29th Street Associates, LLC	243	221	(114)	(82)
Income (loss) from Unconsolidated Joint Venture Investments	414	(198)	(316)	(1,179)
(Loss) gain from Remeasurement of Investment in Unconsolidated Joint Ventures	(224)	2,757	(224)	2,757
Income (loss) from Unconsolidated Joint Venture Investments	$190	$2,559	$(540)	$1,578

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

Balance Sheets
	June 30,	December 31,
	2012	2011
Assets
Investment in hotel properties, net	$138,459	$140,550
Other Assets	22,640	33,142
Assets Held For Sale	-	19,308
Total Assets	$161,099	$193,000

Liabilities and Equity
Mortgages and notes payable	$139,411	$139,032
Other liabilities	38,128	40,583
Liabilities Related to Assets Held For Sale	-	31,219
Equity:
Hersha Hospitality Trust	28,290	43,140
Joint Venture Partner(s)	(44,730)	(60,974)
Total Equity	(16,440)	(17,834)

Total Liabilities and Equity	$161,099	$193,000

Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Room Revenue	$20,886	$16,826	$36,834	$29,963
Other Revenue	6,256	6,110	11,661	10,679
Operating Expenses	(16,855)	(14,652)	(32,140)	(27,694)
Interest Expense	(2,232)	(1,961)	(4,435)	(3,904)
Lease Expense	(1,517)	(1,319)	(3,216)	(2,625)
Property Taxes and Insurance	(1,123)	(1,291)	(2,267)	(2,570)
General and Administrative	(1,758)	(1,489)	(3,299)	(2,939)
Depreciation and Amortization	(1,881)	(1,693)	(3,745)	(3,362)
Net Income (loss) From Continuing Operations	1,776	531	(607)	(2,452)
Income from Discontinued Operations	51	552	232	569
Gain on Disposition of Hotel Properties	9,600	-	25,131	-
Net Income from Discontinued Operations	9,651	552	25,363	569

Loss Allocated to Noncontrolling Interests	(72)	(64)	(2,642)	(42)

Net Income (Loss)	$11,355	$1,019	$22,114	$(1,925)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
Company's share of equity recorded on the joint ventures' financial statements	$28,290	$43,140
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(11,901)	(4,301)
Investment in Unconsolidated Joint Ventures	$16,389	$38,839

(1)  Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

–	cumulative impairment of our investment in joint ventures not reflected on the joint ventures' financial statements,
–	our basis in the investment in joint ventures not recorded on the joint ventures' financial statements, and
–
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and non-independent trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 9% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the six months ended June 30, 2012, no such loans were originated by us.  Interest income from development loans was $518 and $1,063 for the three months ended June 30, 2012 and 2011, respectively, and $1,139 and $2,154 for the six months ended June 30, 2012 and 2011, respectively.   Accrued interest on our development loans receivable was $1,502 as of June 30, 2012 and $3,096 as of December 31, 2011.  Accrued interest on our development loans receivable as of June 30, 2012 does not include cumulative interest income of $8,425 which has been accrued and paid in kind by adding it to the principal balance of certain loans as indicated in the table below.

As of June 30, 2012 and December 31, 2011, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding June 30, 2012		Principal Outstanding December 31, 2011	Interest Rate		Maturity Date (1)
Operational Hotels
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	9%	(2)	April 1, 2013
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	15,122	(3)	14,444	9%	(2)	December 31, 2012
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	-		2,000	11%		N/A
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	-		1,000	10%		N/A

Construction Hotels
Hyatt Union Square - New York, NY	Risingsam Union Square, LLC	13,303	(3)	13,303	10%		N/A

Total Development Loans Receivable		$33,425		$35,747

*	Indicates borrower is a related party

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

(2)	Effective June 1, 2012, we amended the interest rates on the development loans for Hersha Woodbridge Associates, LLC, and 44 Lexington Holding LLC from 11% to 9%.
(3)
Prior to June 1, 2012, the following development loans allowed the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  Effective June 1, 2012, we amended the development loan with 44 Lexington Holding LLC to cease the buyer’s election to pay accrued interest in-kind.

	Interest Income Three Months Ended June 30,		Interest Income Six Months Ended June 30,		Cumulative Interest Income
Borrower	2012	2011	2012	2011	Paid In Kind
44 Lexington Holding, LLC	$277	$370	$678	$726	$5,122
Risingsam Union Square, LLC (4)	-	271	-	589	3,303

Total	$277	$641	$678	$1,315	$8,425

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Transaction Costs	$3,745	$1,703
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	7,494	7,683
Interest Receivable from Development Loans to Non-Related Parties	-	1,238
Hotel Purchase Option	-	933
Other	2,193	2,546
	$14,980	$15,651

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

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  As noted in “Note 2 – Investment in Hotel Properties,” our acquisition of the remaining 50% interest in Metro 29th on June 18, 2012, included the forgiveness of approximately $800 of accrued interest payable under a mezzanine loan made by the Company an affiliate of the seller. This excludes interest receivable from development loans extended to related parties in the amounts of $1,502 and $1,859 as of June 30, 2012 and December 31, 2011, respectively, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – As of December 31, 2011, we had an option to acquire a 49% interest in the entity that owns the Holiday Inn Express,  New York, NY.  As noted in “Note 2 – Investment in Hotel Properties,” we acquired the remaining 50% interest in Metro 29th, the lessee of the Holiday Inn Express, New York, NY on June 18, 2012.  The original option was canceled as a result.

Deposits on Hotel Acquisitions

As of June 30, 2012, we had $20,000 in non-interest bearing deposits related to the deposit on Hyatt Union Square, New York, NY.  As of June 30, 2012, we had $14,500 in interest bearing deposits related to the acquisition of other hotel properties.  Please see “Note 4 – Development Loans Receivable” for more information on the Union Square deposits.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages

We had total mortgages payable at June 30, 2012, and December 31, 2011 of $657,796 and $717,367 (including $61,758 in outstanding mortgage indebtedness to assets held for sale), respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.25% to 8.25% as of June 30, 2012. Included in these balances are net premiums of $3,674 and $667 as of June 30, 2012 and December 31, 2011, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $9,128 and $9,745 during the three months ended June 30, 2012 and 2011, respectively, and $19,382 and $18,805 during the six months ended June 30, 2012 and 2011, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 10 of our hotel properties were not met as of June 30, 2012.  Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties.   However, these covenants do not constitute an event of default for these loans. As of June 30, 2012, we were in compliance with all events of default covenants under the applicable loan agreements.  As noted in “Note 12 – Discontinued Operations,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  Effective March 30, 2012, we transferred title to the property to the lender.  At the time of transfer, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,940 and $166, respectively.

As of June 30, 2012, the maturity dates for the outstanding mortgage loans ranged from November 2012 to September 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the three months ended June 30, 2012 and 2011 was 3.53% and 3.30%, respectively, and 3.54% and 3.31% for the six months ended June 30, 2012 and 2011, respectively.  Interest expense in the amount of $455 and $428 was recorded for the three months ended June 30, 2012 and 2011, respectively, and $913 and $853 for the six months ended June 30, 2012 and 2011, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

The $250,000 revolving credit facility is collateralized by a first lien-security interest in all existing and future unencumbered assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on the following hotel properties:

- Hampton Inn, Philadelphia, PA	- Residence Inn, Langhorne, PA
- Hampton Inn, Washington, DC	- Residence Inn, Norwood, MA
- Hampton Inn (Pearl Street), New York, NY	- Sheraton Hotel, JFK Airport, New York, NY
- Towneplace Suites, Harrisburg, PA	- Hyatt Place, King of Prussia, PA
- Comfort Inn, Harrisburg, PA	- The Rittenhouse Hotel, Philadelphia, PA

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

The credit agreement providing for the $250,000 revolving credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum non-hedged variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

–	a fixed charge coverage ratio of not less than 1.25 to 1.00 which increased to 1.35 to 1.00 as of September 30, 2011, and will increase to 1.45 to 1.00 as of September 30, 2012; and
–	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00.

The Company is in compliance with each of the covenants listed above as of June 30, 2012.

The outstanding principal balance under the revolving line of credit was $30,000 as of June 30, 2012 and $51,000 as of December 31, 2011. The Company recorded interest expense of $655 and $682 related to the revolving line of credit borrowings for the three months ended June 30, 2012 and 2011, respectively, and $1,514 and $1,187 for the six months ended June 30, 2012 and 2011, respectively.  The weighted average interest rate on our revolving line of credit during the three months ended June 30, 2012 and 2011 was 4.57% and 4.42%, respectively, and 4.60% and 4.35% during the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 we had $7,771 in irrevocable letters of credit issued and our remaining borrowing capacity under the Line of Credit was $212,229.

Capitalized Interest

We utilize mortgage debt and our $250,000 revolving credit facility to finance on-going capital improvement projects at our hotels.  Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended June 30, 2012 and 2011, we capitalized $402 and $181, respectively, and for the six months ended June 30, 2012 and 2011, we capitalized $765 and $351, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments.  Amortization of deferred financing costs is recorded in interest expense.  As of June 30, 2012, deferred costs were $7,618, net of accumulated amortization of $9,059.  Amortization of deferred costs for the three months ended June 30, 2012 and 2011 was $484, and $853, respectively, and $1,501 and $1,630 for the six months ended June 30, 2012 and 2011, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

New Debt/Refinance

On January 31, 2012, we repaid outstanding mortgage debt with an original principal balance of $32,500 secured by the Capitol Hill Suites, Washington, D.C., and simultaneously entered into a new mortgage obligation of $27,500.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.25% and matures on February 1, 2015.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 3.79% per annum.

On May 9, 2012, we repaid outstanding mortgage debt with a principal balance of $29,730 secured by the Courtyard by Marriott, Miami, FL.  On July 2, 2012, we entered into a new mortgage with an initial obligation of $45,000, with three additional draws of $5,000 every 90 days to fund the construction of the new oceanfront tower as described in “Note 2 – Investment in Hotel Properties”.  The new mortgage debt bears interest at a variable rate of one month U.S. LIBOR plus 3.50% and matures on July 1, 2016.  Also on July 2, 2012, we entered into an interest rate cap that effectively fixes the interest at 4.32% per annum.

On May 23, 2012, we repaid outstanding mortgage debt with an original principal balance of $22,000 secured by the Hotel 373, Fifth Avenue, NY, and on May 24, 2012 entered into a new mortgage obligation of $19,000, incurring a loss on debt extinguishment of approximately $66.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.85% and matures on June 1, 2017.  In conjunction with this refinance, we entered into an interest rate cap  that matures on June 1, 2015 that effectively fixes the interest at 5.85% per annum.

As a result of our acquisition of Metro 29th, first mortgage debt with a principal balance of $54,602 secured by the Holiday Inn Express, New York, NY is included on our consolidated balance sheet.  This debt bears interest at a fixed rate of 6.50% and matures on November 5, 2016.  In addition, we consolidated mezzanine debt with a principal balance of $15,000.  We repaid this mezzanine debt on June 29, 2012 and incurred a loss on debt extinguishment of approximately $173.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended June 30, 2012 and 2011, base management fees incurred totaled $2,885 and $2,496, and for the six months ended June 30, 2012 and 2011, totaled $4,984 and $4,034 respectively and are recorded as Hotel Operating Expenses.  For the three and six months ended June 30, 2012 and 2011, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended June 30, 2012 and 2011 was $6,397 and $6,259, respectively, and for the six months ended June 30, 2012 and 2011 was $11,218 and $10,194, respectively, and are recorded in Hotel Operating Expenses.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property.  For the three months ended June 30, 2012 and 2011, the Company incurred accounting fees of $419 and $457, respectively, and for the six months ended June 30, 2012 and 2011, incurred accounting fees of $892 and $909, respectively.  For the three months ended June 30, 2012 and 2011, the Company incurred information technology fees of $123 and $114, respectively, and for the six months ended June 30, 2012 and 2011, the Company incurred information technology fees of $260 and $225, respectively.  Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended June 30, 2012 and 2011, we incurred fees of $217 and $294, respectively, and for the six months ended June 30, 2012 and 2011, we incurred fees of $712 and $572 which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
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

Hotel Supplies

For the three months ended June 30, 2012 and 2011, we incurred charges for hotel supplies of $40 and $22, respectively, and for the six months ended June 30, 2012 and 2011, we incurred charges for hotel supplies of $58 and $45, respectively.  For the three months ended June 30, 2012 and 2011, we incurred charges for capital expenditure purchases of $2,419 and $3,807, respectively, and for the six months ended June 30, 2012 and 2011, we incurred charges of $7,421 and $7,282, respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $4 and $26 is included in accounts payable at June 30, 2012 and December 31, 2011, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2012 and December 31, 2011 was approximately $9,141 and $6,189, respectively. The balances primarily consisted of accrued interest due on our development loans, working capital deposits made to HHMLP, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of June 30, 2012 and December 31, 2011 was approximately $4,383 and $2,932, respectively.  The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended June 30, 2012 and 2011, we incurred $214 and $255, respectively, and for the six months ended June 30, 2012 and 2011, we incurred $408 and $511, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
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

As of June 30, 2012, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of June 30, 2012 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

We maintain an interest rate cap that effectively limits variable rate interest payments on the subordinated notes payable to Hersha Statutory Trust I and Hersha Statutory Trust II when LIBOR exceeds 2.00%. The notional amount of the interest rate cap is $51,548 and equals the principal of the variable interest rate debt being hedged. The effective date of the interest rate cap is July 30, 2010, which correlates with the end of the fixed interest rate period on the notes payable.  This cap matured on July 30, 2012 and we replaced it with an interest rate cap with substantially similar terms and a maturity date of July 30, 2014.

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 4.00%, originated concurrently with the debt associated with the Holiday Inn Express Times Square, NY. Under the terms of this interest rate swap, we pay fixed rate interest of 1.24% and we receive floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing our interest at a rate of 5.24%. The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $40,320 as of June 30, 2012. This swap matures on June 1, 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.85%, originated concurrently with the debt associated with the Courtyard by Marriott, Westside, Los Angeles, CA.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.947% per annum.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $30,000 as of June 30, 2012.  This interest rate swap matures on September 29, 2015.

We maintain an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.25%, originated concurrently with the debt associated with the Capitol Hill Suites, Washington, DC.  Under the terms of this interest rate swap, we pay fixed rate interest of 3.79% per annum.  The notional amount amortizes in tandem with the amortization of the underlying hedged debt and is $27,500 as of June 30, 2012.  This interest rate swap matures on February 1, 2015.

On May 24, 2012, we entered into an interest rate cap that effectively fixes interest payments when LIBOR exceeds 5.85% on a variable rate mortgage on Hotel 373, New York, NY.  The notional amount of the interest rate cap is $19,000 and equals the principal of the variable rate mortgage being hedged.  This interest rate cap matures on June 1, 2015.

At June 30, 2012 and December 31, 2011, the fair value of the interest rate swaps and caps were:

				Estimated Fair Value
Date of Transaction	Hedged Debt	Type	Maturity Date	June 30, 2012	December 31, 2011
April 19, 2010	Subordinated Notes Payable	Cap	July 30, 2012	$-	$-
May 31, 2011	Variable Rate Mortgage - HIE Times Square, New York, NY	Swap	June 1, 2014	(633)	(591)
September 29, 2011	Variable Rate Mortgage - CY LA Westside, Culver City,LA	Swap	September 29, 2015	(521)	(301)
February 1, 2012	Variable Rate Mortgage - CHS, Washington, DC	Swap	February 1, 2015	(82)
May 24, 2012	Variable Rate Mortgage - Hotel 373, New York, NY	Cap	June 1, 2015	21
				$(1,215)	$(892)

The fair value of our interest rate caps is included in other assets at June 30, 2012 and December 31, 2011 and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at June 30, 2012 and December 31, 2011.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $201 and a loss of $274 for the three months ended June 30, 2012 and 2011, respectively, and a loss of $174 and a loss of $292 for the six months ended June 30, 2012 and 2011, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

On July 2, 2012, we entered into an interest rate swap that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR plus 3.50%, originated concurrently with the debt associated with the Courtyard by Marriott, Miami, FL.  Under the terms of this interest rate swap, we pay fixed rate interest of 4.32% per annum.  The original notional amount of $45,000 amortizes in tandem with the amortization of the underlying hedged debt.  This interest rate swap matures on July 1, 2016.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.  The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2012, the carrying value and estimated fair value of the Company’s debt was $739,344 and $768,537 respectively.  As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $758,374 and $785,453 respectively (excluding outstanding mortgage indebtedness related to assets held for sale).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
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

On April 16, 2012, the Compensation Committee adopted the 2012 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan.  Shares are earned under the 2012 Annual LTIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  Stock based compensation of $178 was recorded for the three and six months ended June 30, 2012 for the 2012 Annual LTIP and is included in stock based compensation in the consolidated statements of operations.  As of June 30, 2012, no common shares have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2012 Annual LTIP awards.

Stock based compensation expense related to the 2011 Annual LTIP and 2010 Annual LTIP of $403 and $330 was incurred during the three months ended June 30, 2012 and 2011, respectively, and $1,335 and $416 was incurred during the six months ended June 30, 2012 and 2011, respectively.  Unearned compensation related to the 2011 Annual LTIP and 2010 Annual LTIP as of June 30, 2012 and December 31, 2011 was $1,877 and $605, respectively. The following table is a summary of all unvested share awards issued to executives under the 2011 Annual LTIP and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
March 26, 2012 (2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	187,230	-	$1,484	$-
March 30, 2011 (2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	220,334	220,334	393	605
					407,564	220,334	$1,877	$605

(1)
25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date) .

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares issuable pursuant to the 2012 Plan in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  As of June 30, 2012, no common shares have been issued in accordance with the 2012 Plan to the executive officers in settlement of Multi-Year LTIP awards.  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $798 and $798 was recorded for the three months ended June 30, 2012 and 2011, respectively, and $1,596 and $1,596 for the six months ended June 30, 2012 and 2011, respectively, for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of June 30, 2012 and December 31, 2011, respectively was $4,788 and $6,383.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIP, the 2010 Annual LTIP, the 2011 Annual LTIP and the 2012 LTIP, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $578 and $454 was incurred during the three months ended June 30, 2012 and 2011, respectively, and $930 and $962 was incurred during the six months ended June 30, 2012 and 2011, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2012 and December 31, 2011 was $6,384 and $1,370, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
June 2, 2008	278,059	$8.97	4 years	25%/year	278,059	208,542	$-	$260
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	2,962	2,962	1	4
June 1, 2009	744,128	$2.80	4 years	25%/year	558,305	372,483	477	737
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	139,522	91,151	182	291
June 30, 2011	17,692	$5.57	2-4 years	25-50%/year	4,958	-	64	78
April 18, 2012	1,035,595	$5.47	5 years	33% Year 3, 4, 5 (1)	-	-	5,391	-
June 29, 2012	52,703	$5.28	2-4 years	25-50%/year	-	-	269	-
Total	2,314,101				983,806	675,138	$6,384	$1,370

(1)
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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. As a result, we issued 20,118 shares on March 26, 2012 which was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2011.  Shares issued under this program become fully vested on December 31, 2012.  Compensation expense incurred for the three months ended June 30, 2012 and 2011, respectively, was $27 and $36, and for the six months ended June 30, 2012 and 2011, respectively, was $55 and $73.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2012
March 26, 2012	20,118	$5.45	1 year	100%	$55

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, 33% vested on December 31, 2011, and the remaining vest 33% on December 31, 2012, and 33% on December 31, 2013.  On June 5, 2012, the Company issued an aggregate of 12,600 restricted common shares 1,800 to non-management trustee, 33% of which will vest on each of December 31, 2012, 2013 and 2014.  Compensation expense for 2011 multi-year long term equity and 2012 multi-year long-term equity incentive incurred for the three months ended June 30, 2012 and 2011, respectively, was $21 and $6, and for the six months ended June 30, 2012 and 2011, respectively, was $27 and $13.  Unearned compensation related to the multi-year long term equity incentives was $79 and $43 as of June 30, 2012 and December 31, 2011, respectively.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $172 and $133 was incurred during the three and six months ended June 30, 2012 and 2011, respectively and is recorded in stock based compensation on the statement of operations.  Share awards issued to the Board of Trustees are immediately vested.  On June 5, 2012, an aggregate 34,400 shares were issued to the Board of Trustees at a price on the date of grant of $4.99.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $89 and $31 for the three months ended June 30, 2012 and 2011, respectively, and $106 and $70 for the six months ended June 30, 2012 and 2011, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2012 and December 31, 2011 was $82 and $70, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2008 and 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
March 26, 2012	30,000	$5.45	2 years	50%/year	15,000	-	$82	$-
January 6, 2011	17,035	$6.66	1.5 years	50%/year	17,035	8,705	-	55
March 25, 2010	6,000	$5.02	2 years	50%/year	6,000	3,000	-	15
Total	53,035				38,035	11,705	82	70

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
BASIC AND DILUTED*
Income (loss) from Continuing Operations	$10,289	$8,640	$(1,746)	$(3,891)
(Income ) loss from Continuing Operations allocated to Noncontrolling Interests	(254)	(184)	383	534
Distributions to 8.0% Series A and Series B Preferred Shareholders	(3,500)	(2,299)	(7,000)	(3,499)
Dividends Paid on Unvested Restricted Shares	(130)	(56)	(214)	(120)
Income (loss) from Continuing Operationsattributable to Common Shareholders	6,405	6,101	(8,577)	(6,976)

Discontinued Operations
Income (loss) from Discontinued Operations	7,100	708	11,221	(1,179)
(Income) loss from Discontinued Operations allocated to Noncontrolling Interests	(542)	(275)	(438)	84
Income (loss) from Discontinued Operations attributable to Common Shareholders	6,558	433	10,783	(1,095)

Net Income (loss) attributable to Common Shareholders	$12,963	$6,534	$2,206	$(8,071)

Denominator:
Weighted average number of common shares - basic	186,264,437		168,672,936		178,345,932		168,504,893
Effect of dilutive securities:
Restricted Stock Awards	553,037		598,402		-	*	-	*
Contingently Issued Shares	2,194,516		1,689,808		-	*	-	*
Option to acquire common shares	-	*	2,726,087		-	*	-	*
Partnership Units	-	*	-	*	-	*	-	*
Weighted average number of common shares - diluted	189,011,990		173,687,233		178,345,932		168,504,893

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and units of limited partnership interest in Hersha Hospitality Limited Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Common Units of Limited Partnership Interest	7,257,604	7,294,791	7,260,561	7,344,630
Unvested Stock Awards Outstanding	-	-	-	509,384
Contingently Issuable Share Awards	-	-	2,188,470	1,719,502
Options to Acquire Common Shares Outstanding	-	-	554,189	2,882,867
Total potentially dilutive securities excluded from the denominator	7,257,604	7,294,791	10,003,220	12,456,383

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Earnings Per Share:
BASIC
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.03	$0.04	$(0.05)	$(0.04)
Income (loss) from Discontinued Operations applicable to Common Shareholders	0.04	0.00	0.06	(0.01)
Net Income (loss) applicable to Common Shareholders	$0.07	$0.04	$0.01	$(0.05)

DILUTED
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.03	$0.04	$(0.05)	$(0.04)
Income (loss) from Discontinued Operations applicable to Common Shareholders	0.04	0.00	0.06	(0.01)
Net Income (loss) applicable to Common Shareholders	$0.07	$0.04	$0.01	$(0.05)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2012 and 2011 totaled $22,646 and $20,615, respectively. The following non-cash investing and financing activities occurred during 2012 and 2011:

	Six Months Ended,
	June 30, 2012	June 30, 2011
Common Shares issued as part of the Dividend Reinvestment Plan	$8	$7
Acquisition of hotel properties and consolidation of variable interest entities
Debt assumed, net of discount	73,038	32,500
Disposition of hotel properties
Investment in hotel properties, net conveyed to mortgage lender	1,938	-
Debt conveyed to mortgage lender	2,940	-
Debt assumed by purchaser	54,217	-
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	678	1,315
Conversion of Common Units to Common Shares	52	478
Reallocation of noncontrolling interest	1,548	2,593

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Assets Held for Sale

Assets held for sale and liabilities related to assets held for sale consisted of the following as of December 31, 2011:

December 31, 2011

Land	$12,313
Buildings and Improvements	100,398
Furniture, Fixtures and Equipment	28,459
141,170

Less Accumulated Depreciation & Amortization	(47,341)

Assets Held for Sale	$93,829

Liabilities Related to Assets Held for Sale	$61,758

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Hotel Operating Revenues	$987	$12,048	$6,465	$20,725
Other Revenue	-	12	11	25
Total Revenues	987	12,060	6,476	20,750
Expenses:
Hotel Operating Expenses	625	7,366	4,913	13,900
Hotel Ground Rent	-	109	72	217
Real Estate and Personal Property Taxes and Property Insurance	55	584	451	1,156
General and Administrative	(33)	38	10	105
Depreciation and Amortization	1	1,830	26	3,710
Interest Expense	189	1,425	1,201	2,840
Other Expense	-	-	1	1
Loss on Debt Extinguishment	-	-	33	-
Total Expenses	837	11,352	6,707	21,929

Income (loss) from Discontinued Operations	$150	$708	$(231)	$(1,179)

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (CONTINUED)

Disposed Assets

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

On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining 4 properties, on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2012 and 2011.  The 18 assets were sold for a total sales price of $155,000 reduced the Company’s consolidated mortgage debt by $61,298, and generated a gain on sale of approximately $5,066.   As a result of entering into these purchase and sale agreements for the 18 non-core assets mentioned above, we recorded an impairment loss in 2011 of approximately $30,248 for those consolidated assets for which the anticipated net proceeds did not exceed the carrying value.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2012 and 2011.  The transfer of the title resulted in a gain of approximately $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

On April 30, 2012, we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250 with a gain on sale of approximately $5,170.  This land parcel was acquired by the Company in June 2006.  The operating results were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2012 and 2011.

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

BACKGROUND

As of June 30, 2012, we owned interests in 64 hotels, many of which are located in clusters around major markets in the Northeastern Corridor, including 56 wholly-owned hotels and interests in eight hotels owned through consolidated and unconsolidated joint ventures.  Our "Summary of Operating Results" section below contains operating results for 55 consolidated hotel assets and eight hotel assets owned through an unconsolidated joint venture. These results exclude one hotel which is currently undergoing a re-development project.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2012, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

 We believe the improvements we made in our equity and debt capitalization and repositioning of our portfolio in 2011 better enables us to capitalize on further improvements in lodging fundamentals.  During the first six months of 2012, we have seen continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Washington, D.C., Miami, Boston, Los Angeles and Philadelphia.  We will continue to seek acquisition opportunities in urban centers and central business districts.  In addition, we are looking, and will continue to look, for attractive opportunities to dispose of stabilized properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.

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

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2012, the manner in which the economy will recover is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped.  In addition, the market for hotel level financing for new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Further, we cannot assure that we will not experience defaults under our development loans.  The lack of financing for our borrowers and potential buyers may result in borrower defaults or prevent borrowers or us from disposing of properties held for sale.  Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third-party hotel managers, our remaining portfolio of hotel development loans and our performance generally

 SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations and one hotel undergoing a re-development project) that are consolidated in our financial statements for the three and six months ended June 30, 2012 and 2011:

CONSOLIDATED HOTELS:
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012 vs. 2011 Variance	2012	2011	2012 vs. 2011 Variance

Occupancy	81.0%	79.2%	1.7%	73.5%	71.5%	2.0%
Average Daily Rate (ADR)	$167.29	$157.90	5.9%	$156.48	$147.45	6.1%
Revenue Per Available Room (RevPAR)	$135.42	$125.11	8.2%	$115.01	$105.38	9.1%

Room Revenues	$88,386	$74,455	18.7%	$148,571	$121,072	22.7%
Hotel Operating Revenues	$96,136	$77,669	23.8%	$160,989	$126,803	27.0%

The following table outlines operating results for the three and six months ended June 30, 2012 and 2011 for hotels we own through an unconsolidated joint venture interest (excluding hotel assets classified as discontinued operations). These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012 vs. 2011 Variance	2012	2011	2012 vs. 2011 Variance

Occupancy	74.3%	69.4%	5.0%	69.5%	64.6%	4.8%
Average Daily Rate (ADR)	$159.80	$148.21	7.8%	$149.59	$142.37	5.1%
Revenue Per Available Room (RevPAR)	$118.74	$102.78	15.5%	$103.90	$92.02	12.9%

Room Revenues	$20,886	$16,826	24.1%	$36,834	$29,963	22.9%
Total Revenues	$25,922	$21,768	19.1%	$46,093	$38,497	19.7%

RevPAR for the three and six months ended June 30, 2012 increased 8.2% and 9.1%, respectively for our consolidated hotels and increased 15.5% and 12.9%, respectively for our unconsolidated hotels when compared to the same period in 2011.  This represents a growth trend in RevPAR experienced during the three and six months ended June 30, 2012 over the same period in 2011.  This growth trend in RevPAR is primarily due to improving economic conditions in 2012 and the acquisition of hotel properties consummated since June 30, 2011 that are accretive to RevPAR.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(dollars in thousands, except per share data)

Revenue

Our total revenues for the three months ended June 30, 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.4% and 98.5% of total revenues for the three months ended June 30, 2012 and 2011, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $18,467, or 23.8%, to $96,136 for the three months ended June 30, 2012 compared to $77,669 for the same period in 2011.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated since June 30, 2011.

We acquired interests in the following five consolidated hotels which contributed the following operating revenues for the three months ended June 30, 2012.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended June 30, 2012

Courtyard by Marriott	Miami, FL	November 16, 2011	263	3,815
Sheraton	New Castle, DE	December 28, 2010	192	1,985
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	5,718
Bulfinch Hotel	Boston, MA	May 7, 2012	80	728
Holiday Inn Express	New York, NY	June 18, 2012	228	557
			874	$12,803

While we acquired a 100% interest in the Sheraton, New Castle, DE in 2010, the property did not open until December 2011.

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the three months ended June 30, 2012 included revenues for a full quarter related to the two hotels that were purchased during the three months ended June 30, 2011. We acquired interests in the following consolidated hotels during the three months ended June 30, 2011:

				Hotel Operating Revenues Three Months Ended June 30,
Brand	Location	Acquisition Date	Rooms	2012	2011

Capitol Hill Hotel	Washington, DC	April 15, 2011	152	$2,565	1,762
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	3,115	1,267
			412	$5,680	3,029

In addition, our existing portfolio experienced improvement in ADR and occupancy during the three months ended June 30, 2012 when compared to the same period in 2011.  Occupancy in our consolidated hotels increased 170 basis points from approximately 79.2% during the three months ended June 30, 2011 to approximately 81.0% for the same period in 2012.  ADR improved 5.9%, increasing from $157.90 for the three months ended June 30, 2011 to $167.29 during the same period in 2012.  These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

           We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income is earned on our development loans at rates ranging between 10.0% and 11.0%.  Effective June 1, 2012, we amended the interest rates on two of development loans from 11.0% to 9.0%.  Interest income from development loans receivable was $518 for the three months ended June 30, 2012 compared to $1,063 for the same period in 2011.

Of the $33,425 in development loans receivable outstanding as of June 30, 2012, $20,122 or 60.2%, is invested in hotels that are currently operating and generating revenue and $13,303, or 39.8%, is invested in a hotel construction project to develop the Hyatt Union Square in New York, NY, which has made significant progress toward completion. On June 14, 2011, in connection with entering into a purchase and sale agreement to acquire the Hyatt Union Square project, we ceased accruing interest for this development loan.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Prior to June 1, 2012,  one of our development loans, which is a loan to an entity affiliated with certain of our non-independent trustees and executive officers, allowed the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  As a result, a total of $277 and $641 in accrued interest on these development loans was added to principal for the three months ended June 30, 2012 and 2011, respectively.   Effective June 1, 2012, we amended this development loan agreement to not allow the borrower to add accrued interest to the principal balance of the loan.  Paid in-kind interest for the three months ended June 30, 2011 also includes accrued interest added to principal on the Hyatt Union Square development loan noted above.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $52 and $85 for the three months ended June 30, 2012 and 2011, respectively.

Expenses

Total hotel operating expenses increased 29.3% to approximately $50,994 for the three months ended June 30, 2012 from $39,444 for the three months ended June 30, 2011. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since June 30, 2011, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization to $14,144 for the three months ended June 30, 2012 from $12,612 for the three months ended June 30, 2011. Similarly, real estate and personal property tax and property insurance increased $308, or 6.3%, in the three months ended June 30, 2012 when compared to the same period in 2011 due to our acquisitions, which was partially offset by reductions resulting from our rigorous management of this expense along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $958 from $2,116 in the three months ended June 30, 2011 to $3,074 for the same period in 2012.  Expenses increased due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $481 when comparing the three months ended June 30, 2012 to the same period in 2011.  Included in stock based compensation for the three months ended June 30, 2012 was $274 of stock based compensation expense related to the issuance of restricted shares in connection with  the amendment and restatement of employment agreements with the Company’s executive officers. In addition, on April 16, 2012, the Compensation Committee adopted the 2012 Annual LTIP which included $178 of stock based compensation for three months ended June 30, 2012. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $1,177 from $1,301 for the three months ended June 30, 2011 to $124 for the same period in 2012.  For the three months ended June 30, 2012, we incurred acquisition costs of $90 compared to $1,098 for the same period in 2011.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.  The remaining costs related to transactions that were terminated during the year.

Operating Income

Operating income for the three months ended June 30, 2012 was $20,722 compared to operating income of $16,444 during the same period in 2011.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred subsequent to June 30, 2011.

Interest Expense

Interest expense increased $278 from $10,163 for the three months ended June 30, 2011 to $10,441 for the three months ended June 30, 2012. The increase in interest expense is due primarily to the new debt and associated interest expense for the acquired properties subsequent to June 30, 2011 and an increase in our weighted average balance of our credit facility for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Unconsolidated Joint Venture Investments

We recorded income from our investment in unconsolidated joint ventures of $414 and a loss of $198 for the three months ended June 30, 2012 and 2011, respectively.   As noted above, we entered into two purchase and sale agreements during 2011 to dispose of 18 non-core hotel properties, four of which were owned in part by the Company through an unconsolidated joint venture.  On February 23, 2012, we closed on the sale of three of these properties, and the fourth was sold on May 8, 2012. See “Note 12-Discontinued Operations” for more information.  As a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, we recorded gains of $2,757 during the three months ended June 30, 2011. On June 18, 2012, we purchased the remaining 50% interest in joint venture’s ownership rights for the Holiday Inn Express, New York, NY and, as such,  the hotel operations are recorded within our consolidated financial statements from that date.   Our interest in Metro 29th was remeasured, and as a result, during the three and six months ended June 30, 2012, we recorded a loss of approximately $224.

Discontinued Operations

On February 23, 2012, we closed on the sale of 14 of our previously mentioned non-core hotel properties, and on May 8, 2012, we closed on the sale of the remaining 4 non-core hotel properties.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298, and generated a gain on sale of $5,066, including a gain of $1,780 recorded during the three months ended June 30, 2012.  See “Note 12 – Discontinued Operations” for more information.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2012 and 2011.  The transfer of the title resulted in a gain of $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

On April 30, 2012, we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250 with a gain on sale of approximately $5,170.  This land parcel was acquired by the Company in June 2006.  The operating results were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2012 and 2011.

Net Income/Loss

Net income applicable to common shareholders for the three months ended June 30, 2012 was $13,093 compared to net income applicable to common shareholders of $6,590 for the same period in 2011.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(dollars in thousands, except per share data)

Revenue

Our total revenues for the six months ended June 30, 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.2% and 98.2% of total revenues for the six months ended June 30, 2012 and 2011, respectively.    Hotel operating revenues increased $34,186, or 27.0%, to $160,989 for the six months ended June 30, 2012 from $126,803 for the same period in 2011.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2012 and 2011 and improved lodging fundamentals in the markets where our hotels are located.

We acquired interests in the following five consolidated hotels which contributed the following operating revenues for the six months ended June 30, 2012.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Six Months Ended June 30, 2012

Courtyard by Marriott	Miami, FL	November 16, 2011	263	9,231
Sheraton	New Castle, DE	December 28, 2010	192	3,043
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	7,200
Bulfinch Hotel	Boston, MA	May 7, 2012	80	728
Holiday Inn Express	New York, NY	June 18, 2012	228	557
			874	$20,759

While we acquired a 100% interest in the Sheraton, New Castle, DE in 2010, the property did not open until December 2011.

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the six months ended June 30, 2012 included revenues for a full six months related to two hotels that were purchased during the six months ended June 30, 2011. We acquired interests in the following consolidated hotels during the six months ended June 30, 2011:

				Hotel Operating Revenues Six Months Ended June 30,
Brand	Location	Acquisition Date	Rooms	2012	2011

Capitol Hill Hotel	Washington, DC	April 15, 2011	152	$4,001	1,762
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	5,954	1,267
			412	$9,955	3,029

In addition, our existing portfolio experienced improvement in ADR and occupancy during the six months ended June 30, 2012 when compared to the same period in 2011.  Occupancy in our consolidated hotels increased 200 basis points from approximately 71.5% during the six months ended June 30, 2011 to approximately 73.5% for the same period in 2012.  ADR improved 6.1%, increasing from $147.45 for the six months ended June 30, 2011 to $156.48 during the same period in 2012.  These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

Interest income from development loans receivable was $1,139 for the six months ended June 30, 2012 compared to $2,154 for the same period in 2011.  A total of $678 and $1,315 in accrued interest paid in-kind on these development loans was added to principal for the six months ended June 30, 2012 and 2011, respectively.   Paid-in kind interest for the six months ended June 30, 2011 also includes accrued interest added to principal on the Hyatt Union Square development loan noted above.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $114 and $150 for the six months ended June 30, 2012 and 2011, respectively.

Expenses

Total hotel operating expenses increased 29.1% to approximately $91,345 for the six months ended June 30, 2012 from $70,747 for the six months ended June 30, 2011. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since June 30, 2011, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization to $27,585 for the six months ended June 30, 2012 from $24,748 for the six months ended June 30, 2011. Similarly, real estate and personal property tax and property insurance increased $857, or 9.1%, in the six months ended June 30, 2012 when compared to the same period in 2011 due to our acquisitions along and partially offset by rigorous management of these expenses.

General and administrative expense increased by approximately $2,099 from $4,010 in the six months ended June 30, 2011 to $6,109 for the same period in 2012.  Expenses increased due to increases in employee headcount and increases in base compensation.

Non-cash stock based compensation expense increased $1,129 when comparing the six months ended June 30, 2012 to the same period in 2011.  Included in stock based compensation for the six months ended June 30, 2012 was $1,513 of stock based compensation expense that was recorded for the awards approved by the Compensation Committee in March 2012 under the 2011 Annual LTIP.  In addition, on April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers, this included $274 for the six months ended June 30, 2012.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $1,034 from $2,116 for the six months ended June 30, 2011 to $1,082 for the same period in 2012.  For the six months ended June 30, 2012, we incurred acquisition costs of $1,036 compared to $1,840 for the same period in 2011.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.  The remaining costs related to transactions that were terminated during the year.

Operating Income

Operating income for the six months ended June 30, 2012 was $21,035 compared to operating income of $14,283 during the same period in 2011.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred subsequent to June 30, 2011.

Interest Expense

Interest expense increased $2,553 from $19,371 for the six months ended June 30, 2011 to $21,924 for the six months June 30, 2012. The increase in interest expense is due primarily to the new debt and associated interest expense for the acquired properties subsequent to June 30, 2011 and an increase in our weighted average balance of our credit facility for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Unconsolidated Joint Venture Investments

We recorded a loss from our investment in unconsolidated joint ventures of $316 and a loss of $1,179 for the six months ended June 30, 2012 and 2011, respectively.   As noted above, we entered into two purchase and sale agreements during 2011 to dispose of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  On February 23, 2012, we closed on the sale of three of these properties, and the fourth was sold on May 8, 2012. See “Note 12-Discontinued Operations” for more information.  As a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, we recorded gains of $2,757 during the six months ended June 30, 2011. On June 18, 2012, we purchased the remaining 50% interest in joint venture’s ownership rights for the Holiday Inn Express, New York, NY and, as such,  the hotel operations are recorded within our consolidated financial statements from that date.  Our interest in Metro 29th was remeasured, and as a result, during the three and six months ended June 30, 2012,we recorded a loss of approximately $224.

Discontinued Operations

On February 23, 2012, we closed on the sale of 14 of our previously mentioned non-core hotel properties, and on May 8, 2012, we closed on the sale of the remaining 4 non-core hotel properties.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298, and generated a gain on sale of $5,066. See “Note 12 – Discontinued Operations” for more information.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2012 and 2011.  The transfer of the title resulted in a gain of $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

On April 30, 2012, we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250 with a gain on sale of approximately $5,170.  This land parcel was acquired by the Company in June 2006.  The operating results were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2012 and 2011.

Net Income/Loss

Net income applicable to common shareholders for the six months ended June 30, 2012 was $2,420 compared to net loss applicable to common shareholders of $7,951 for the same period in 2011.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of June 30, 2012.  Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties.  However, these covenants do not constitute an event of default for these loans.  Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a $250,000 revolving credit facility that is secured by, among other things, ten hotel properties.  The $250,000 revolving credit facility expires in November 2013, and includes an option to extend the maturity until November 2014.  This option may be exercised at the sole discretion of the lenders.  As of June 30, 2012, we had $30,000 in borrowings under the $250,000 revolving credit facility and $7,771 in letters of credit outstanding under this facility, resulting in a remaining borrowing capacity under the $250,000 revolving credit facility of $212,229.  We intend to repay indebtedness incurred under the revolving line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2012, we have $7,332 of consolidated indebtedness payable on or before December 31, 2012 due to the maturity dates with respect to certain loans.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our $250,000 revolving credit facility and issuance of our securities.

Development Loans Receivable

As of June 30, 2012, we have $33,425 in development loan principal receivable and $1,502 in accrued interest receivable on these loans.  On occasion, we may exchange the principal and interest due to us on those development loans for  equity interests in the hotels, or may, enter into purchase and sale agreements to acquire such hotels from developers or their affiliates that allow us to pay a portion of the purchase price by forgiving and cancelling amounts owed to us under development loans, allowing us to reduce the amount of cash required to fund these acquisitions.  See “Note 4 – Development Loan Receivable,” for further information.

Acquisitions

During the six months ended June 30, 2012, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Total Purchase Price	Fair Value of Assumed Debt
The Rittenhouse Hotel, Philadelphia, PA*	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$952	$42,585	$-
Bulfinch Hotel, Boston, MA*	5/7/2012	1,456	14,954	1,790	-	-	69	18,269	$-
Holiday Inn Express, New York, NY*	6/18/2012	30,329	57,016	2,856	98	-	-	90,299	$73,038

Total		$38,904	$101,575	$8,226	$2,254	$(827)	$1,021	$151,153	$73,038

*The fair values for the assets and liabilities acquired in 2012 are preliminary as the Company continues to finalize their acquisition date fair value determination.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter.  We believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2012, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the six months ended June 30, 2012 was $25,983 and cash used for the payment of distributions and dividends for the six months ended June 30, 2012 was $28,461.

We also project that our operating cash flow and $250,000 revolving credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

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

We have increased our spending on capital improvements during the six months ended June 30, 2012 when compared to the same period in 2011.  During the six months ended June 30, 2012 we spent $24,538 on capital expenditures to renovate, improve or replace assets at our hotels.  This compares to $14,409 during the same period in 2011.  Our increase in capital expenditures is a result of complying with brand mandated improvements and continuing to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector including the following projects.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have three ongoing hotel development and re-development projects, including projects that we are not developing directly but are under contract to acquire.  We are constructing an additional hotel tower at our Courtyard by Marriott in Miami Beach, FL.  We are also completing the construction of a Hampton Inn in lower Manhattan, New York, NY.  Finally, we have entered into a purchase and sale agreement to acquire the Hyatt Union Square, New York, NY upon completion of construction.  These projects will require significant capital which we expect to fund with various sources of capital, including borrowings under our $250,000 revolving credit facility and through secured, non-recourse mortgage financings.  See “Note 6 – Debt” for more information on such financings.  In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2012 and 2011

Net cash provided by operating activities increased $8,226, from $17,757 for the six months ended June 30, 2011 to $25,983 for 2012.  Net income, adjusted for non-cash items such as gain on disposition of hotel properties, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $6,055 for the six months ended June 30, 2012 when compared to 2011.  This is primarily due to cash provided by properties recently acquired and improving operating results within our existing portfolio.  Distributed income from an unconsolidated joint venture also increased cash provided by operating activities for the six months ended June 30, 2012.  Offsetting the increases in cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities, such as accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2012 decreased $85,799, from $127,241 for six months ended June 30, 2011 compared to $41,442 for 2012.  During the six months ended June 30, 2012, we closed on the sale of 18 hotel properties and one land parcel generating net proceeds of $63,921. In addition, spending on the purchase of hotel properties was $31,979 lower during the first six months of 2012 when compared to the same period in 2011.  Offsetting these amounts were increases in cash used on deposits on hotel acquisitions, capital expenditures and hotel development projects and a decrease in distributions from our unconsolidated joint ventures for the six months ended June 30, 2012 when compared to the same period in 2011.

Net cash provided by financing activities for six months ended June 30, 2012 was $24,182 compared to $111,168 during the same period in 2011.  Net repayments of mortgages and notes payable increased $93,287 during the six months ended June 30, 2012 when compared to the same period in 2011.  Net repayments on our revolving credit facility were $3,000 higher during the six months ended June 30, 2012 than in 2011.  Offsetting this increase in cash used to repay the line of credit and mortgages and notes payable were proceeds from our common stock offering.  During the second quarter of 2012, we completed an offering of common shares with net proceeds of $128,697.  During the second quarter of 2011, we completed an offering of preferred shares with net proceeds of $111,160.  These offerings have increased our preferred dividend obligations and common dividend payments causing a net increase in total dividends and distributions paid of $8,383 when comparing the six months ended June 30, 2011.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended,		Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net loss applicable to common shares	$13,093	$6,590	$2,420	$(7,951)
Income (loss) allocated to noncontrolling interest	796	459	55	(618)
(Income) loss from unconsolidated joint ventures	(190)	(2,559)	540	(1,578)
Gain on disposition of hotel properties	(6,950)	-	(11,452)	-
Depreciation and amortization	14,144	12,612	27,585	24,748
Depreciation and amortization from discontinued operations	1	1,830	26	3,710
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	(139)	(101)	-	239
Funds from consolidated hotel operations applicable to common shares and Partnership Units	20,755	18,831	19,174	18,550

Income (loss) from Unconsolidated Joint Ventures	190	2,559	(540)	1,578
Less:
Gain (loss) from remeasurement of investment in unconsolidated joint ventures	224	(2,757)	224	(2,757)
Add:
Depreciation and amortization of purchase price in excess of historical cost (2)	257	566	577	1,091
Interest in depreciation and amortization of unconsolidated joint ventures (3)	2,043	1,786	2,704	1,988
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership Units	2,714	2,154	2,965	1,900

FFO applicable to common shares and Partnership Units	$23,469	$20,985	$22,139	$20,450

Weighted Average Common Shares and Units Outstanding
Basic	186,264,437	168,672,936	178,345,932	168,504,893
Diluted	196,269,594	180,982,024	188,349,152	180,961,276

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
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

As of June 30, 2012, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value, except certain properties included in our portfolio of assets held for sale as previously disclosed.  See “Note 12 – Discontinued Operations” for more information.

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

As of June 30, 2012 based on our analysis, we have determined that the fair value of the remaining investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

Our primary market risk exposure is to changes in interest rates on our variable rate debt.  As of June 30, 2012, we are exposed to interest rate risk with respect to variable rate borrowings under our $250,000 revolving credit facility and certain variable rate mortgages and notes payable. As of June 30, 2012, we had total variable rate debt outstanding of $118,548 with a weighted average interest rate of 3.56%.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2012 would be an increase or decrease in our interest expense for the three months ended June 30, 2012 of $369, and for the six months ended June 30, 2012 would be and increase or decrease in our interest expense of $783.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have an interest rate cap related to debt on our two subordinated notes payable and an interest rate cap related to debt on Hotel 373, Manhattan, NY, and we have three interest rate swaps related to debt on the Holiday Inn Express Times Square, New York, NY, Courtyard by Marriott, Westside, Los Angeles, CA, and Capitol Hill Suites, Washington DC.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2012, approximately 97.4% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while approximately 2.6% of our outstanding long term indebtedness is subject to floating rates, excluding borrowings under our revolving line of credit.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2012 to be approximately $624,661 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2012 to be approximately $676,510.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2012, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages & Notes Payable
Fixed Rate Debt	$11,428	$23,728	$38,348	$137,044	$238,983	$167,591	$617,122
Weighted Average Interest Rate	5.96%	5.95%	5.93%	6.02%	5.83%	5.83%	5.92%

Floating Rate Debt	$-	$18,000	$-	$-	$-	$70,548	$88,548
Weighted Average Interest Rate	3.23%	3.48%	3.48%	3.48%	3.48%	3.48%	3.44%
	$11,428	$41,728	$38,348	$137,044	$238,983	$238,139	$705,670

Revolving Credit Facility
	$-	$30,000	$-	$-	$-	$-	$30,000
Weighted Average Interest Rate	4.25%	4.25%					4.25%
	$-	$30,000	$-	$-	$-	$-	$30,000

The table incorporates only those exposures that existed as of June 30, 2012, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2012	2013	2014	2015	2016	Thereafter	Total

Principal repayments due as of June 30, 2012, as noted above	$11,428	$71,728	$38,348	$137,044	$238,983	$238,139	$735,670

Adjustments: Extension Options (1)

Courtyard - Miami Beach Oceanfront, FL (2)	-	-	-	-	-	60,000	60,000
Hampton Inn - West Haven, CT (3)	(7,250)	170	180	6,900	-	-	-
Residence Inn - Carlisle, PA (4)	-	(6,287)	169	180	5,938	-	-
Courtyard - Los Angeles, CA (5)	-	-	-	(27,500)	27,500	-	-
Capitol Hill Hotel - Washington, DC (6)	-	-	-	(23,635)	1,467	22,168	-
Hampton Inn - Smithfield, RI (7)	-	-	-	-	(5,643)	5,643	-
Revolving Credit Facility (8)	-	(30,000)	30,000	-	-	-	-
							-
As Adjusted Principal Repayments	$4,178	$35,611	$68,697	$92,989	$268,245	$325,950	$795,670

(1)	Adjustments include amortization of principal scheduled to occur subsequent to June 30, 2012 through maturity date and extended maturity date if options are exercised.
(2)
Represents mortgage debt originated post- June 30, 2012 on the Courtyard Miami Beach Oceanfront.  The new mortgage loan has a fixed interest rate of 4.32% and is interest only for the full four year term.  The Loan is scheduled to mature in July 2016 and maintains a one year extension option.  The initial funding is $45,000, with three additional draws of $5,000 each every 90 days to fund the construction of the new 93 room oceanfront tower.

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

(7)
Represents mortgage debt on the Hampton Inn, Smithfield, RI, which contains a one-year extension option, which is subject to the lender’s approval in its discretion, effectively extending the maturity date from December 2016 to December 2017.

(8)
Represents the revolving credit facility, which contains a one-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from November of 2013 to November of 2014.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012.

There were no changes to the Company’s internal controls over financial reporting during the six months ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Hasu P. Shah.*
10.2	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Jay H. Shah.*
10.3	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Neil H. Shah.*
10.4	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Ashish R. Parikh.*
10.5	Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Michael R. Gillespie.*
10.6	Form of Share Award Agreement for April 2012 restricted common share award.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed as an exhibit to Hersha Hospitality Trust’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed May 2, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

August 6, 2012	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.