Form 10-Q
period 2012-09-30
HERSHA HOSPITALITY TRUST
filed 2012-11-06
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
☐ Yes ☒ No

As of November 1, 2012, the number of Class A common shares of beneficial interest outstanding was 198,541,109 and there were no Class B common shares outstanding.

Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 [UNAUDITED] AND DECEMBER 31, 2011
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2012	December 31, 2011
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation, (including consolidation of variable interest entity assets of $89,661 and $0)	$1,477,151	$1,340,876
Investment in Unconsolidated Joint Ventures	16,581	38,839
Development Loans Receivable	33,425	35,747
Cash and Cash Equivalents	57,274	24,568
Escrow Deposits	25,874	27,321
Hotel Accounts Receivable, net of Allowance for Doubtful Accounts of $268 and $495	15,273	11,353
Deferred Financing Costs, net of Accumulated Amortization of $9,882 and $9,138	8,245	9,023
Due from Related Parties	8,729	6,189
Intangible Assets, net of Accumulated Amortization of $2,038 and $1,357	9,061	8,013
Deposits on Hotel Acquisitions	36,000	19,500
Other Assets	14,332	15,651
Hotel Assets Held for Sale	-	93,829

Total Assets	$1,701,945	$1,630,909

Liabilities and Equity:
Line of Credit	$28,000	$51,000
Mortgages and Notes Payable, including net Unamortized Premium (including consolidation of variable interest entity debt of $57,639 and $0)	751,999	707,374
Accounts Payable, Accrued Expenses and Other Liabilities	33,348	31,140
Dividends and Distributions Payable	15,616	13,908
Due to Related Parties	5,143	2,932
Liabilities Related to Assets Held for Sale	-	61,758

Total Liabilities	834,106	868,112

Redeemable Noncontrolling Interests - Common Units (Note 1)	$15,015	$14,955

Equity:
Shareholders' Equity:
Preferred Shares: 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at September 30, 2012 and December 31, 2011	24	24
Preferred Shares: 8% Series B, $.01 Par Value, 4,600,000 shares authorized, 4,600,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $115,000) at September 30, 2012 and December 31, 2011	46	46
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at September 30, 2012 and December 31, 2011, 198,539,261 and 169,969,973 Shares Issued and Outstanding at September 30, 2012 and December 31, 2011, respectively	1,985	1,699
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(2,247)	(1,151)
Additional Paid-in Capital	1,176,727	1,041,027
Distributions in Excess of Net Income	(340,099)	(310,974)
Total Shareholders' Equity	836,436	730,671

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	15,855	16,864
Noncontrolling Interests - Consolidated Joint Ventures	-	307
Noncontrolling Interests - Consolidated Variable Interest Entity	533	-
Total Noncontrolling Interests	16,388	17,171

Total Equity	852,824	747,842

Total Liabilities and Equity	$1,701,945	$1,630,909

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
Hotel Operating Revenues	$96,558	$80,053	$257,547	$206,856
Interest Income from Development Loans	463	656	1,602	2,810
Other Revenues	50	87	164	237
Total Revenues	97,071	80,796	259,313	209,903

Operating Expenses:
Hotel Operating Expenses	53,249	41,675	144,594	112,422
Hotel Ground Rent	214	182	622	693
Real Estate and Personal Property Taxes and Property Insurance	5,804	4,781	16,083	14,203
General and Administrative (including Share Based Payments of $1,923, $1,495, $6,322 and $4,765)	4,705	3,976	15,213	11,256
Acquisition and Terminated Transaction Costs	85	147	1,167	2,263
Depreciation and Amortization	14,719	12,839	42,304	37,587
Total Operating Expenses	78,776	63,600	219,983	178,424

Operating Income	18,295	17,196	39,330	31,479

Interest Income	407	144	859	363
Interest Expense	11,149	10,145	33,073	29,516
Other Expense	42	300	565	866
Loss on Debt Extinguishment	3	21	249	55
Income before (loss) income from Unconsolidated Joint Venture Investments and Discontinued Operations	7,508	6,874	6,302	1,405

Income (loss) from Unconsolidated Joint Ventures	237	107	(79)	(1,072)
Impairment of Investment in Unconsolidated Joint Venture	-	(1,677)	-	(1,677)
(Loss) gain from Remeasurement of Investment in Unconsolidated Joint Venture	(1,668)	-	(1,892)	2,757
(Loss) income from Unconsolidated Joint Venture Investments	(1,431)	(1,570)	(1,971)	8

Income from Continuing Operations	6,077	5,304	4,331	1,413

Discontinued Operations (Note 12):
(Loss) gain on Disposition of Hotel Properties	(183)	843	11,269	843
Impairment of Discontinued Assets	-	(30,248)	-	(30,248)
Income (loss) from Discontinued Operations	-	1,597	(231)	418
(Income) loss from Discontinued Operations	(183)	(27,808)	11,038	(28,987)

Net Income (loss)	5,894	(22,504)	15,369	(27,574)

Loss Allocated to Noncontrolling Interests	279	1,000	223	1,619
Preferred Distributions	(3,500)	(3,500)	(10,500)	(6,999)

Net Income (loss) applicable to Common Shareholders	$2,673	$(25,004)	$5,092	$(32,954)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011

Earnings Per Share:
BASIC
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.01		$0.01		$(0.03)		$(0.03)
Income (loss) from Discontinued Operations applicable to Common Shareholders	$0.00		(0.16)		$0.06		(0.17)

Net Income (loss) applicable to Common Shareholders	$0.01		$(0.15)		$0.03		$(0.20)

DILUTED
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.01		$0.01		$(0.03	) *	$(0.03)
Income (loss) from Discontinued Operations applicable to Common Shareholders	$0.00		(0.16)		$0.06	*	(0.17)

Net Income (loss) applicable to Common Shareholders	$0.01	*	$(0.15	) *	$0.03	*	$(0.20)

Weighted Average Common Shares Outstanding:
Basic	196,360,325		168,985,193		184,394,561		168,666,752
Diluted	199,392,955	*	172,266,298	*	184,394,561	*	168,666,752

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Common Units of Limited Partnership Interest	7,172,832	7,246,195	7,231,104	7,311,458
Unvested Stock Awards Outstanding	-	-	308,654	510,677
Contingently Issuable Share Awards	-	-	2,364,550	1,754,130
Options to Acquire Common Shares Outstanding	-	-	368,111	2,503,738
Total potentially dilutive securities excluded from the denominator	7,172,832	7,246,195	10,272,419	12,080,003

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss)	$5,894	$(22,504)	$15,369	$(27,574)
Other comprehensive loss
Change in fair value of derivative instruments	(922)	(617)	(1,096)	(909)
Comprehensive income (loss)	4,972	(23,121)	14,273	(28,483)
Less: Comprehensive loss (income) attributable to noncontrolling interests	279	1,000	223	1,619
Comprehensive income (loss) attributable to common shareholders	$5,251	$(22,121)	$14,496	$(26,864)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS]

	Shareholders' Equity								Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2011	$1,699	$-	$24	$46	$1,041,027	$(1,151)	$(310,974)	$730,671	$16,864	$307	$-	$17,171	$747,842	$14,955

Unit Conversion	1	-	-	-	375	-	-	376	(376)	-	-	(376)	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	(528)	-	-	(528)	-	-	-	-	(528)	528
Common Stock Issuance
Common Stock Offering, net of costs	240	-	-	-	128,430	-	-	128,670	-	-	-	-	128,670	-
Common Stock Option Cancellation	25	-	-	-	(25)	-	-	-	-	-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.18 per share)	-	-	-	-	-	-	(34,217)	(34,217)	-	-	-	-	(34,217)	-
Preferred Stock ($1.50 per Series A share)	-	-	-	-	-	-	(2,400)	(2,400)	-	-	-	-	(2,400)	-
Preferred Stock ($1.50 per Series B share)	-	-	-	-	-		(8,100)	(8,100)	-	-	-	-	(8,100)	-
Common Units ($0.18 per share)	-	-	-	-	-	-	-	-	(748)	-	-	(748)	(748)	(552)
Dividend Reinvestment Plan	-	-	-	-	16	-	-	16	-	-	-	-	16	-
Stock Based Compensation
Grants	20	-	-	-	2,428	-	-	2,448	-	-	-	-	2,448	-
Amortization	-	-	-	-	5,004	-	-	5,004	-	-		-	5,004	-
Consolidation of Variable Interest Entity	-	-	-	-	-	-	-	-	-	-	956	956	956
Deconsolidation of Consolidated Joint Ventures				-	-	-	-	-	-	(307)	-	(307)	(307)	-
Change in Fair Value of Derivative Instruments	-	-	-		-	(1,096)	-	(1,096)	-	-	-	-	(1,096)	-
Net Income	-	-	-		-	-	15,592	15,592	115	-	(423)	(308)	15,284	84

Balance at September 30, 2012	$1,985	$-	$24	$46	$1,176,727	$(2,247)	$(340,099)	$836,436	$15,855	$-	$533	$16,388	$852,824	$15,015

Balance at December 31, 2010	$1,692	$-	$24	$-	$918,215	$(338)	$(236,159)	$683,434	$19,410	$474	$-	$19,884	$703,318	$19,894

Unit Conversion	2	-	-	-	637	-	-	639	(868)	-	-	(868)	(229)	229
Reallocation of Noncontrolling Interest	-	-	-	-	6,387	-	-	6,387	(13)	-	-	(13)	6,374	(6,374)
Preferred Stock Offering
Preferred Stock Offering, net of costs	-	-	-	46	110,951	-	-	110,997	-	-	-	-	110,997	-
Dividends and Distributions declared:
Common Stock ($0.17 per share)	-	-	-	-	-	-	(28,881)	(28,881)	-	-	-	-	(28,881)	-
Preferred Stock ($1.50 per Series A share)	-	-	-	-	-	-	(3,600)	(3,600)	-	-	-	-	(3,600)	-
Preferred Stock ($0.74 per Series B share)	-	-	-	-	-	-	(3,399)	(3,399)	-	-	-	-	(3,399)	-
Common Units ($0.17 per share)	-	-	-	-	-	-	-	-	(718)	-	-	(718)	(718)	(518)
Dividend Reinvestment Plan	-	-	-	-	11	-	-	11	-	-	-	-	11
Stock Based Compensation														-
Grants	5	-	-	-	1,471	-	-	1,476	-	-	-	-	1,476	-
Amortization	-	-	-	-	4,376	-	-	4,376	-	-	-	-	4,376	-
Contribution by Noncontrolling Interests in consolidated joint venture	-	-	-	-	-	-	-	-	-	342	-	342	342	-
Deconsolidation of consolidated joint venture	-	-	-	-	-	-	-	-	-	(322)	-	(322)	(322)	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	(909)	-	(909)	-	-	-	-	(909)	-
Net Loss	-	-	-	-	-	-	(25,955)	(25,955)	(834)	(192)	-	(1,026)	(26,981)	(593)

Balance at September 30, 2011	$1,699	$-	$24	$46	$1,042,048	$(1,247)	$(297,994)	$744,576	$16,977	$302	$-	$17,729	$761,855	$12,638

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS]

	2012	2011
Operating activities:
Net income (loss)	$15,369	$(27,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	(11,269)	(843)
Impairment of assets	-	30,248
Depreciation	41,520	42,266
Amortization	2,916	2,853
Debt extinguishment	10	-
Development loan interest added to principal	(678)	(1,699)
Equity in loss (income) of unconsolidated joint ventures	1,971	(8)
Distributions of earnings from unconsolidated joint ventures	1,269	-
Loss recognized on change in fair value of derivative instrument	221	55
Stock based compensation expense	6,322	4,765
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(3,970)	(5,454)
Escrows	(2,267)	(4,911)
Other assets	923	489
Due from related parties	(5,740)	(1,213)
Increase (decrease) in:
Due to related parties	2,281	(834)
Accounts Payable, Accrued Expenses and Other Liabilities	121	766
Net cash provided by operating activities	48,999	38,906

Investing activities:
Purchase of hotel property assets	(67,637)	(100,780)
Deposits on hotel acquisitions	(17,000)	(28,500)
Capital expenditures	(22,890)	(21,086)
Cash paid for hotel development projects	(8,718)	(26,667)
Proceeds from disposition of hotel properties and investment in unconsolidated joint ventures	63,738	3,643
Net changes in capital expenditure escrows	(3,212)	(840)
Advances to unconsolidated joint ventures	(130)	-
Distributions of capital from unconsolidated joint ventures	150	13,406
Repayment of development loans receivable	3,000	-
Investment in notes receivable from unconsolidated joint venture	(150)	(1,420)
Repayment of notes receivable from unconsolidated joint venture	1,720	-
Cash paid for franchise fee intangible	-	(64)
Net cash used in investing activities	(51,129)	(162,308)

Financing activities:
Proceeds from borrowings under line of credit, net	(23,000)	(17,000)
Principal repayment of mortgages and notes payable	(123,823)	(5,827)
Proceeds from mortgages and notes payable	97,444	71,353
Cash paid for deferred financing costs	(65)	(568)
Proceeds from issuance of preferred stock, net	-	110,997
Proceeds from issuance of common stock, net	128,670	-
Acquisition of interest rate derivative	(96)	-
Dividends paid on common shares	(32,487)	(27,130)
Dividends paid on preferred shares	(10,500)	(4,699)
Distributions paid on common partnership units	(1,307)	(1,173)
Net cash provided by financing activities	34,836	125,953

Net increase in cash and cash equivalents	32,706	2,551
Cash and cash equivalents - beginning of period	24,568	65,596

Cash and cash equivalents - end of period	$57,274	$68,147

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.

We are a self-advised Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of September 30, 2012, we owned an approximate 96.5% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interests in HHLP (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $15,855 as of September 30, 2012 and $16,864 as of December 31, 2011.  As of September 30, 2012, there were 4,098,254 Nonredeemable Common Units outstanding with a fair market value of $20,081, based on the price per share of our common shares on the New York Stock Exchange on such date.  In accordance with HHLP's partnership agreement, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

As of September 30, 2012, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $15,015.  Historical cost of these units was $11,962 as of September 30, 2012.  As of December 31, 2011, redemption value was $14,955 and historical cost was $12,402.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of September 30, 2012 and December 31, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

On May 8, 2012, we closed on a public offering in which we issued and sold 24,000,000 common shares through several underwriters for net proceeds to us of approximately $128,670.  Immediately upon the closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional Common Units of limited partnership in HHLP.  HHLP used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and for general corporate purposes, including the funding of future acquisitions.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Land	$305,286	$278,442
Buildings and Improvements	1,212,511	1,090,280
Furniture, Fixtures and Equipment	170,382	151,600
Construction in Progress	40,356	31,638
	1,728,535	1,551,960

Less Accumulated Depreciation	(251,384)	(211,084)

Total Investment in Hotel Properties	$1,477,151	$1,340,876

Acquisitions

During the nine months ended September 30, 2012, we acquired the following wholly-owned properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Total Purchase Price	Fair Value of Assumed Debt
The Rittenhouse Hotel, Philadelphia, PA	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$956	$42,589	$-
Bulfinch Hotel, Boston, MA	5/7/2012	1,456	14,954	1,790	-	-	58	18,258	$-
Holiday Inn Express, New York, NY	6/18/2012	30,329	57,016	2,856	98	-	67	90,366	$73,038
Courtyard by Marriot, Ewing, NJ	8/13/2012	950	9,835	1,415	30	-	-	12,230	$12,875

Total		$39,854	$111,410	$9,641	$2,284	$(827)	$1,081	$163,443	$85,913

The fair values for the assets and liabilities acquired in 2012 are preliminary as the Company continues to finalize their acquisition date fair value determination.

On August 13, 2012, the Company purchased, from an unaffiliated seller, the remaining 50% ownership in Inn America Hospitality at Ewing, LLC (“Inn at Ewing”), the owner of the Courtyard by Marriot, Ewing, NJ.  Consideration given for this interest in Inn at Ewing included the assumption of the property’s mortgage debt of $12,875.

On June 18, 2012, the Company purchased, from an unaffiliated seller, the remaining 50% ownership interest in Metro 29th Street Associates, LLC (“Metro 29th”), the lessee of the Holiday Inn Express, New York, NY.  Consideration given for this interest in Metro 29th included $10,000 cash and the forgiveness of approximately $800 of accrued interest payable under a mezzanine loan made by the Company to an affiliate of the seller.  Brisam Management DE, LLC (“Brisam”), as the owner of the land, building and improvements leased by Metro 29th, is considered a variable interest entity and, based on our evaluation, we determined that we are the primary beneficiary of this variable interest entity and therefore Brisam is consolidated in our financial statements.  As a result, we included in our consolidated financial statements approximately $90,201 in investment in hotel properties and an aggregate of $73,038 in first mortgage and mezzanine debt at acquisition.  On the date we acquired the remaining interest in Metro 29th, we determined that the stated rate of interest on the first mortgage debt was above market and, accordingly, recorded a $3,436 premium.   Also included in this transaction was an option to acquire the equity interests in the entity owning the real estate assets or the real estate assets from Brisam for nominal consideration. The option is exercisable by the Company after September 1, 2016 or before that date in the event of certain specified events.  This option may be put to the Company by the Seller at any time.  On June 29, 2012, the Company repaid the $15,000 mezzanine debt.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

As shown in the table below, included in the consolidated statements of operations for the three and nine months ended September 30, 2012 are total revenues of $10,539 and $19,023, respectively, and total net income of $406 and net loss of $537 respectively, for hotels we have acquired and consolidated since the date of acquisition.   These amounts represent the results of operations for these hotels since the date of acquisition:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Hotel	Revenue	Net (Loss) Income	Revenue	Net (Loss) Income
The Rittenhouse Hotel, Philadelphia, PA	$4,554	$(503)	$11,754	$(1,796)
Bulfinch Hotel, Boston, MA	1,181	301	1,909	479
Holiday Inn Express, New York, NY	4,267	580	4,823	752
Courtyard by Marriot, Ewing, NJ	537	28	537	28

Total	$10,539	$406	$19,023	$(537)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Pro Forma Total Revenues	$97,551	$93,894	$271,275	$255,501

Pro Forma Income (Loss) from Continuing Operations	$5,890	$5,751	$2,998	$3,228
Income (loss) from Discontinued Operations	(183)	(27,808)	11,038	(28,987)
Pro Forma Net Income (loss)	5,707	(22,057)	14,036	(25,759)
Loss allocated to Noncontrolling Interest	(272)	(1,016)	(173)	(1,694)
Preferred Distributions	(3,500)	(3,500)	(10,500)	(6,999)
Pro Forma Net Income (loss) applicable to Common Shareholders	$1,935	$(26,573)	$3,363	$(34,452)

Pro Forma Loss applicable to Common Shareholders per Common Share
Basic	$0.00	$(0.16)	$0.01	$(0.20)
Diluted	$0.00	$(0.16)	$0.01	$(0.20)

Weighted Average Common Shares Outstanding
Basic	196,360,325	168,985,193	184,394,561	168,666,752
Diluted	199,392,955	168,985,193	184,394,561	168,666,752

Asset Development

We have opportunistically engaged in development of hotel assets.  We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from an unaffiliated seller for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company acquired the real property and the improvements for cash and by cancelling an $8,000 development loan on the re-development project made to the seller and by cancelling $300 of accrued interest receivable from the seller.  Since the date of acquisition and through September 30, 2012, we have spent $5,652 in development costs, including $214 in property tax expense.  All such costs have been capitalized.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

During the first quarter of 2012, the Company commenced construction of an additional oceanfront tower, additional meeting space and structured parking on a land parcel adjacent to the Courtyard by Marriott, Miami, Florida, a hotel acquired on November 16, 2011. See “Note 6 – Debt” for information on the financing of this construction. This land parcel was included in the acquisition of the hotel.  Since commencement of construction and through September 30, 2012, we have spent $3,559 in construction costs.  All such costs have been capitalized.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2012 and December 31, 2011 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	September 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2012	2011

Inn America Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	$-	$-
SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	1,561	1,681
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	5,134	5,035
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	9,886	23,762
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	-	8,361
				$16,581	$38,839

As noted in “Note 2 – Investment in Hotel Properties,” on August 10, 2012, the Company purchased the remaining 50% ownership interest in Inn America Hospitality at Ewing, the lessee of the Courtyard by Marriot, Ewing, NJ.  As such, we ceased to account for our investment in Inn America Hospitality at Ewing under the equity method of accounting as of August 10, 2012 because it became a consolidated subsidiary.  Our interest in Inn America Hospitality at Ewing, which consisted of our investment in Inn America Hospitality at Ewing and a receivable, was remeasured, and as a result, during the three and nine months ended September 30, 2012, we recorded a loss of approximately $1,668.

As noted in “Note 2 – Investment in Hotel Properties,” on June 18, 2012, the Company purchased the remaining 50% ownership interest in Metro 29th, the lessee of the Holiday Inn Express, Manhattan, New York, NY. As such, we ceased to account for our investment in Metro 29th under the equity method of accounting as of June 18, 2012 because it became a consolidated subsidiary.  Our interest in Metro 29th was remeasured, and as a result, we recorded a loss of approximately $224.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income (loss) recognized during the three and nine months ended September 30, 2012 and 2011, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Inn America Hospitality at Ewing, LLC	$-	$-	$-	$(28)
Hiren Boston, LLC	145	145	249	140
SB Partners, LLC	200	73	105	(116)
Mystic Partners, LLC	(108)	(390)	(319)	(1,265)
Metro 29th Street Associates, LLC	-	279	(114)	197
Income (loss) from Unconsolidated Joint Venture Investments	237	107	(79)	(1,072)
Impairment from Unconsolidated Joint Ventures	-	(1,677)	-	(1,677)
(Loss) gain from Remeasurement of Investment in Unconsolidated Joint Ventures	(1,668)	-	(1,892)	2,757
Income (loss) from Unconsolidated Joint Venture Investments	$(1,431)	$(1,570)	$(1,971)	$8

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.

Balance Sheets
	September 30,	December 31,
	2012	2011
Assets
Investment in hotel properties, net	$124,869	$140,550
Other Assets	22,935	33,142
Assets Held For Sale	-	19,308
Total Assets	$147,804	$193,000

Liabilities and Equity
Mortgages and notes payable	$126,156	$139,032
Other liabilities	36,659	40,583
Liabilities Related to Assets Held For Sale	-	31,219
Equity:
Hersha Hospitality Trust	29,185	43,140
Joint Venture Partner(s)	(44,196)	(60,974)
Total Equity	(15,011)	(17,834)

Total Liabilities and Equity	$147,804	$193,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Room Revenue	$16,202	$20,153	$53,036	$50,116
Other Revenue	4,953	4,911	16,614	15,590
Operating Expenses	(14,239)	(15,984)	(46,380)	(43,678)
Interest Expense	(2,022)	(2,197)	(6,457)	(6,101)
Lease Expense	(266)	(1,406)	(3,482)	(4,031)
Property Taxes and Insurance	(792)	(1,171)	(3,059)	(3,742)
General and Administrative	(1,418)	(1,461)	(4,717)	(4,399)
Depreciation and Amortization	(1,743)	(1,862)	(5,488)	(5,224)
Net Income (loss) From Continuing Operations	675	983	67	(1,469)
Income from Discontinued Operations	49	889	281	1,458
Gain on Disposition of Hotel Properties	-	-	25,131
Net Income from Discontinued Operations	49	889	25,412	1,458

Loss Allocated to Noncontrolling Interests	26	(51)	(2,616)	(93)

Net Income (Loss)	$750	$1,821	$22,863	$(104)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
Company's share of equity recorded on the joint ventures' financial statements	$29,185	$43,140
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(12,604)	(4,301)
Investment in Unconsolidated Joint Ventures	$16,581	$38,839

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and non-independent trustees own an interest, that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 9% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the nine months ended September 30, 2012, no such loans were originated by us.  Interest income from development loans was $463 and $656 for the three months ended September 30, 2012 and 2011, respectively, and $1,602 and $2,810 for the nine months ended September 30, 2012 and 2011, respectively.   Accrued interest on our development loans receivable was $1,227 as of September 30, 2012 and $3,096 as of December 31, 2011.  Accrued interest on our development loans receivable as of September 30, 2012 does not include cumulative interest income of $8,425 which has been accrued and paid in kind by adding it to the principal balance of certain loans as indicated in the table below.

As of September 30, 2012 and December 31, 2011, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding September 30, 2012		Principal Outstanding December 31, 2011	Interest Rate		Maturity Date (1)
Operational Hotels
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	5,000		5,000	9	% (2)	April 1, 2013	*
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	15,122	(3)	14,444	9	% (2)	December 31, 2012	*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	-		2,000	11%		N/A	*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	-		1,000	10%		N/A	*

Construction Hotels
Hyatt Union Square - New York, NY	Risingsam Union Square, LLC	13,303	(3)	13,303	10%		N/A
Total Development Loans Receivable		$33,425		$35,747

*	Indicates borrower is a related party

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

	Interest Income Three Months Ended September 30,		Interest Income Nine Months Ended September 30,		Cumulative Interest Income
Borrower	2012	2011	2012	2011	Paid In Kind
44 Lexington Holding, LLC	$-	$384	$678	$1,110	$5,122
Risingsam Union Square, LLC	-	-	-	589	3,303

Total	$-	$384	$678	$1,699	$8,425

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Transaction Costs	$2,837	$1,703
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	6,550	7,683
Interest Receivable from Development Loans to Non-Related Parties	-	1,238
Hotel Purchase Option	-	933
Other	3,397	2,546
	$14,332	$15,651

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

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  As noted in “Note 2 – Investment in Hotel Properties,” our acquisition of the remaining 50% interest in Metro 29th on June 18, 2012, included the forgiveness of approximately $800 of accrued interest payable under a mezzanine loan made by the Company an affiliate of the seller. This excludes interest receivable from development loans extended to related parties in the amounts of $1,227 and $1,859 as of September 30, 2012 and December 31, 2011, respectively, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – As of December 31, 2011, we had an option to acquire a 49% interest in the entity that owns the Holiday Inn Express, New York, NY.  As noted in “Note 2 – Investment in Hotel Properties,” we acquired the remaining 50% interest in Metro 29th, the lessee of the Holiday Inn Express, New York, NY on June 18, 2012.  The original option was canceled as a result.

Deposits on Hotel Acquisitions

As of September 30, 2012, we had $21,000 in non-interest bearing deposits on the future acquisition of the Hyatt Union Square, New York, NY.   Please see “Note 4 – Development Loans Receivable” for more information on the Union Square deposits. As of September 30, 2012, we had $14,000 in interest bearing deposits related to the future acquisition of Hilton Garden Inn -52nd Street, New York, NY and $1,000 in interest bearing deposits related to the potential acquisition of another hotel property.  Subsequent to September 30, 2012, we entered into an agreement for the future acquisition of the Hilton Garden Inn – 52nd Street, New York, NY.  See “Note 13 – Subsequent Events” for more information on this agreement.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages

We had total mortgages payable at September 30, 2012, and December 31, 2011 of $700,451 and $717,367 (including $61,758 in outstanding mortgage indebtedness relating to assets held for sale), respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.22% to 8.25% as of September 30, 2012. Included in these balances are net premiums of $3,458 and $667 as of September 30, 2012 and December 31, 2011, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $9,718 and $10,248 during the three months ended September 30, 2012 and 2011, respectively, and $29,101 and $29,053 during the nine months ended September 30, 2012 and 2011, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 10 of our hotel properties were not met as of September 30, 2012.  Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties.   However, these covenants do not constitute an event of default for these loans. As of September 30, 2012, we were in compliance with all events of default covenants under the applicable loan agreements.  As noted in “Note 12 – Discontinued Operations,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  Effective March 30, 2012, we transferred title to the property to the lender.  At the time of transfer, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,940 and $166, respectively.

As of September 30, 2012, the maturity dates for the outstanding mortgage loans ranged from November 2012 to September 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the three months ended September 30, 2012 and 2011 was 3.53% and 3.33%, respectively, and 3.54% and 3.31% for the nine months ended September 30, 2012 and 2011, respectively.  Interest expense in the amount of $455 and $429 was recorded for the three months ended September 30, 2012 and 2011, respectively, and $1,368 and $1,282 for the nine months ended September 30, 2012 and 2011, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
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

The credit agreement providing for the $250,000 revolving credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $500,000, which is subject to increases under certain circumstances; (2) maximum accounts and other receivables from affiliates of $125,000; (3) annual distributions not to exceed 95% of adjusted funds from operations; (4) maximum non-hedged variable rate indebtedness to total debt of 30%; and (5) certain financial ratios, including the following:

–	a fixed charge coverage ratio of not less than 1.25 to 1.00 which increased to 1.35 to 1.00 as of September 30, 2011, and increased to 1.45 to 1.00 as of September 30, 2012; and
–	a total funded liabilities to gross asset value ratio of not more than 0.65 to 1.00.

The Company is in compliance with each of the covenants listed above as of September 30, 2012.

The outstanding principal balance under the revolving line of credit was $28,000 as of September 30, 2012 and $51,000 as of December 31, 2011. The Company recorded interest expense of $305 and $487 related to the revolving line of credit borrowings for the three months ended September 30, 2012 and 2011, respectively, and $1,818 and $1,674 for the nine months ended September 30, 2012 and 2011, respectively.  The weighted average interest rate on our revolving line of credit during the three months ended September 30, 2012 and 2011 was 4.31% and 4.45%, respectively, and 4.55% and 4.37% during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 we had $8,622 in irrevocable letters of credit issued and our remaining borrowing capacity under the Line of Credit was $213,378.

Capitalized Interest

We utilize mortgage debt and our $250,000 revolving credit facility to finance on-going capital improvement projects at our hotels.  Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the three months ended September 30, 2012 and 2011, we capitalized $418 and $536, respectively, and for the nine months ended September 30, 2012 and 2011, we capitalized $1,182 and $887, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments.  Amortization of deferred financing costs is recorded in interest expense.  As of September 30, 2012, deferred costs were $8,245, net of accumulated amortization of $9,882.  Amortization of deferred costs for the three months ended September 30, 2012 and 2011 was $824, and $877, respectively, and $2,325 and $2,507 for the nine months ended September 30, 2012 and 2011, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
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

On May 9, 2012, we repaid outstanding mortgage debt with a principal balance of $29,730 secured by the Courtyard by Marriott, Miami, FL.  On July 2, 2012, we entered into a new mortgage with an initial obligation of $45,000, with three additional draws of $5,000 every 90 days to fund the construction of the new oceanfront tower as described in “Note 2 – Investment in Hotel Properties”.  The new mortgage debt bears interest at a variable rate of one month U.S. LIBOR plus 3.50% and matures on July 1, 2016.  Also on July 2, 2012, we entered into an interest rate swap that effectively fixes the interest at 4.32% per annum.

On May 23, 2012, we repaid outstanding mortgage debt with an original principal balance of $22,000 secured by the Hotel 373, Fifth Avenue, NY, and on May 24, 2012 entered into a new mortgage obligation of $19,000, incurring a loss on debt extinguishment of approximately $66.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.85% and matures on June 1, 2017.  In conjunction with this refinancing, we entered into an interest rate cap that matures on June 1, 2015 that effectively fixes the interest when LIBOR exceeds 5.85% per annum.

As a result of our acquisition of the remaining 50% ownership interest in Metro 29th on June 18, 2012, first mortgage debt with a principal balance of $54,602 secured by the Holiday Inn Express, New York, NY is included on our consolidated balance sheet.  This debt bears interest at a fixed rate of 6.50% and matures on November 5, 2016.  In addition, we consolidated mezzanine debt with a principal balance of $15,000.  We repaid this mezzanine debt on June 29, 2012 and incurred a loss on debt extinguishment of approximately $176.

On August 10, 2012, as a result of our acquisition of the remaining 50% ownership interest in Inn America Hospitality at Ewing, we repaid outstanding mortgage debt with a principal balance of $12,875 secured by the Courtyard by Marriot, Ewing, NJ.  On August 13, we entered into a $9,150 revolving line of credit secured by the property.  The new revolving line of credit bears interest at a variable rate of one month LIBOR plus 3.50% with a floor of 4.25% and matures on August 13, 2014.  As of September 30, 2012, we had no debt outstanding under this line of credit.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.   For the three months ended September 30, 2012 and 2011, base management fees incurred totaled $2,875 and $2,659, and for the nine months ended September 30, 2012 and 2011, totaled $7,859 and $6,693 respectively and are recorded as Hotel Operating Expenses.  For the three and nine months ended September 30, 2012 and 2011, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the three months ended September 30, 2012 and 2011 was $6,477 and $6,461, respectively, and for the nine months ended September 30, 2012 and 2011 was $17,694 and $16,655, respectively, and are recorded in Hotel Operating Expenses.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property.  For the three months ended September 30, 2012 and 2011, the Company incurred accounting fees of $423 and $454, respectively, and for the nine months ended September 30, 2012 and 2011, incurred accounting fees of $1,314 and $1,363, respectively.  For the three months ended September 30, 2012 and 2011, the Company incurred information technology fees of $124 and $115, respectively, and for the nine months ended September 30, 2012 and 2011, the Company incurred information technology fees of $384 and $340, respectively.  Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the three months ended September 30, 2012 and 2011, we incurred fees of $151 and $400, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred fees of $885 and $972, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
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

Hotel Supplies

For the three months ended September 30, 2012 and 2011, we incurred charges for hotel supplies of $50 and $35, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred charges for hotel supplies of $109 and $80, respectively.  For the three months ended September 30, 2012 and 2011, we incurred charges for capital expenditure purchases of $2,164 and $6,482, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred charges of $9,585 and $13,764, respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in hotel operating expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $14 and $26 is included in accounts payable at September 30, 2012 and December 31, 2011, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2012 and December 31, 2011 was approximately $8,729 and $6,189, respectively. The balances primarily consisted of accrued interest due on our development loans, working capital deposits made to HHMLP, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of September 30, 2012 and December 31, 2011 was approximately $5,143 and $2,932, respectively.  The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended September 30, 2012 and 2011, we incurred $214 and $182, respectively, and for the nine months ended September 30, 2012 and 2011, we incurred $622 and $693, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
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

As of September 30, 2012, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of September 30, 2012 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2012	December 31, 2011
HIE Times Square, New York, NY	Swap	1.240%	1-Month LIBOR + 4.00%	May 31, 2011	June 1, 2014	$39,900	(625)	(591)
CY LA Westside, Culver City, LA	Swap	4.947%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$30,000	(616)	(301)
CHS, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	$27,500	(158)	-
Hotel 373, New York, NY	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	$19,000	10	-
CY Miami, FL	Swap	4.320%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	$45,000	(725)	-
Subordinated Notes Payable	Cap	2.000%	3-Month LIBOR	July 30, 2012	July 30, 2014	$51,548	-	-
							$(2,114)	$(892)

The fair value of our interest rate caps is included in other assets at September 30, 2012 and December 31, 2011 and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2012 and December 31, 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $922 and a loss of $617 for the three months ended September 30, 2012 and 2011, respectively, and a loss of $1,096 and a loss of $909 for the nine months ended September 30, 2012 and 2011, respectively.  These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.  The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2012, the carrying value and estimated fair value of the Company’s debt was $779,999 and $812,900, respectively.  As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $758,374 and $785,453 respectively (excluding outstanding mortgage indebtedness related to assets held for sale).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
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

On April 16, 2012, the Compensation Committee adopted the 2012 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan.  Shares are earned under the 2012 Annual LTIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  Stock based compensation of $179 and $357 was recorded for the three and nine months ended September 30, 2012, respectively, for the 2012 Annual LTIP and is included in general and administrative expense in the consolidated statements of operations.  As of September 30, 2012, no common shares have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2012 Annual LTIP awards.

Stock based compensation expense related to the 2011 Annual LTIP and 2010 Annual LTIP of $402 and $298 was incurred during the three months ended September 30, 2012 and 2011, respectively, and $1,738 and $713 was incurred during the nine months ended September 30, 2012 and 2011, respectively.  Unearned compensation related to the 2011 Annual LTIP and 2010 Annual LTIP as of September 30, 2012 and December 31, 2011 was $1,474 and $605, respectively. The following table is a summary of all unvested share awards issued to executives under the 2011 Annual LTIP and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
3/26/2012 (2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	187,230	-	$1,188	$-
3/30/2011 (2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	220,334	220,334	286	605
					407,564	220,334	$1,474	$605

(1)
25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date) .

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares issuable pursuant to the 2012 Plan in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  As of September 30, 2012, no common shares have been issued in accordance with the 2012 Plan to the executive officers in settlement of Multi-Year LTIP awards.  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $798 and $798 was recorded for the three months ended September 30, 2012 and 2011, respectively, and $2,394 and $2,393 for the nine months ended September 30, 2012 and 2011, respectively, for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of September 30, 2012 and December 31, 2011, respectively was $3,990 and $6,383.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIP, the 2010 Annual LTIP, the 2011 Annual LTIP and the 2012 Annual LTIP, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $491 and $350 was incurred during the three months ended September 30, 2012 and 2011, respectively, and $1,421 and $1,312 was incurred during the nine months ended September 30, 2012 and 2011, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2012 and December 31, 2011 was $5,909 and $1,370, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
June 2, 2008	278,059	$8.97	4 years	25%/year	278,059	208,542	$-	$260
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	3,616	2,962	-	4
June 1, 2009	744,128	$2.80	4 years	25%/year	558,305	372,483	347	737
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	139,522	91,151	132	291
June 30, 2011	17,692	$5.57	2-4 years	25-50%/year	4,958	-	57	78
April 18, 2012	1,035,595	$5.47	5 years	33% Year 3, 4, 5 (1)	-	-	5,116	-
June 29, 2012	52,703	$5.28	2-4 years	25-50%/year	-	-	257	-
Total	2,314,101				984,460	675,138	$5,909	$1,370

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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. As a result, we issued 20,118 shares on March 26, 2012 which was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2011.  Shares issued under this program become fully vested on December 31, 2012.  Compensation expense incurred for the three months ended September 30, 2012 and 2011, respectively, was $27 and $36, and for the nine months ended September 30, 2012 and 2011, respectively, was $82 and $109.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2012
March 26, 2012	20,118	$5.45	1 year	100%	$27

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, 33% vested on December 31, 2011, 33% vest on December 31, 2012, and the remaining 33% vest on December 31, 2013.  On June 5, 2012, the Company issued an aggregate of 12,600 restricted common shares 1,800 to non-management trustees, 33% of which will vest on each of December 31, 2012, 2013 and 2014.  Compensation expense for 2011 multi-year long term equity and 2012 multi-year long-term equity incentive incurred for the three months ended September 30, 2012 and 2011, respectively, was $10 and $6, and for the nine months ended September 30, 2012 and 2011, respectively, was $36 and $18.  Unearned compensation related to the multi-year long term equity incentives was $70 and $43 as of September 30, 2012 and December 31, 2011, respectively.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $172 and $133 was incurred during the three and nine months ended September 30, 2012 and 2011, respectively and is recorded in stock based compensation on the statement of operations.  Share awards issued to the Board of Trustees are immediately vested.  On June 5, 2012, an aggregate 34,400 shares were issued to the Board of Trustees at a price on the date of grant of $4.99.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $16 and $7 for the three months ended September 30, 2012 and 2011, respectively, and $122 and $87 for the nine months ended September 30, 2012 and 2011, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2012 and December 31, 2011 was $74 and $70, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2008 and 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
March 26, 2012	28,500	$5.45	2 years	50%/year	15,000	-	$74	$-
January 6, 2011	17,035	$6.66	1.5 years	50%/year	17,035	8,330	-	55
March 25, 2010	6,000	$5.02	2 years	50%/year	6,000	3,000	-	15
Total	51,535				38,035	11,330	74	70

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012		September 30, 2011
Numerator:
BASIC AND DILUTED*
Income from Continuing Operations	$6,077	$5,304	$4,331		$1,413
Loss (income ) from Continuing Operations allocated to Noncontrolling Interests	273	(75)	639		458
Distributions to 8.0% Series A and Series B Preferred Shareholders	(3,500)	(3,500)	(10,500)		(6,999)
Dividends Paid on Unvested Restricted Shares	(130)	(56)	(344)		(176)
Income (loss) from Continuing Operations attributable to Common Shareholders	2,720	1,673	(5,874)		(5,304)

Discontinued Operations
(Loss) income from Discontinued Operations	(183)	(27,808)	11,038		(28,987)
Loss (income) from Discontinued Operations allocated to Noncontrolling Interests	6	1,075	(416)		1,161
(Loss) income from Discontinued Operations attributable to Common Shareholders	(177)	(26,733)	10,622		(27,826)

Net Income (loss) attributable to Common Shareholders	$2,543	$(25,060)	$4,748		$(33,130)

Denominator:
Weighted average number of common shares - basic	196,360,325	168,985,193	184,394,561		168,666,752
Effect of dilutive securities:
Restricted Stock Awards	687,551	296,101	-	*	- *
Contingently Issued Shares	2,345,079	1,385,723	-	*	- *
Option to acquire common shares	- *	1,599,281	-	*	- *
Partnership Units	- *	- *	-	*	- *
Weighted average number of common shares - diluted	199,392,955	172,266,298	184,394,561		168,666,752

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Common Units of Limited Partnership Interest	7,172,832	7,246,195	7,231,104	7,311,458
Unvested Stock Awards Outstanding	-	-	308,654	510,677
Contingently Issuable Share Awards	-	-	2,364,550	1,754,130
Options to Acquire Common Shares Outstanding	-	-	368,111	2,503,738
Total potentially dilutive securities excluded from the denominator	7,172,832	7,246,195	10,272,419	12,080,003

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2012 and 2011 totaled $32,238 and $31,774, respectively. The following non-cash investing and financing activities occurred during 2012 and 2011:

	Nine Months Ended,
	September 30, 2012	September 30, 2011
Common Shares issued as part of the Dividend Reinvestment Plan	$16	$11
Acquisition of hotel properties and consolidation of variable interest entities
Debt assumed, net of discount	85,913	32,500
Settlement of development loans receivable principal and accrued interest revenue receivable	-	8,300
Disposition of hotel properties
Investment in hotel properties, net, conveyed to mortgage lender	1,938	-
Debt conveyed to mortgage lender	2,940	-
Debt assumed by purchaser	54,217	-
Conversion of Common Units to Common Shares	376	639
Reallocation of noncontrolling interest	(528)	6,387

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Assets Held for Sale

Assets held for sale and liabilities related to assets held for sale consisted of the following as of December 31, 2011:

December 31, 2011

Land	$12,313
Buildings and Improvements	100,398
Furniture, Fixtures and Equipment	28,459
141,170

Less Accumulated Depreciation & Amortization	(47,341)

Assets Held for Sale	$93,829

Liabilities Related to Assets Held for Sale	$61,758

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Hotel Operating Revenues	$-	$12,647	$6,465	$33,372
Other Revenue	-	13	11	38
Total Revenues	-	12,660	6,476	33,410
Expenses:
Hotel Operating Expenses	-	7,623	4,913	21,523
Hotel Ground Rent	-	111	72	328
Real Estate and Personal Property Taxes and Property Insurance	-	590	451	1,746
General and Administrative	-	12	10	117
Depreciation and Amortization	-	1,186	26	4,896
Interest Expense	-	1,518	1,201	4,358
Other Expense	-	1	1	2
Loss on Debt Extinguishment	-	22	33	22
Total Expenses	-	11,063	6,707	32,992

Income (loss) from Discontinued Operations	$-	$1,597	$(231)	$418

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
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

On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining 4 properties, on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the three and nine months ended September 30, 2012 and 2011.  The 18 assets were sold for a total sales price of $155,000 reduced the Company’s consolidated mortgage debt by $61,298, and generated a gain on sale of approximately $4,910.   As a result of entering into these purchase and sale agreements for the 18 non-core assets mentioned above, we recorded an impairment loss in 2011 of approximately $30,248 for those consolidated assets for which the anticipated net proceeds did not exceed the carrying value.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2012 and 2011.  The transfer of the title resulted in a gain of approximately $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

On April 30, 2012, we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250 with a gain on sale of approximately $5,143.  This land parcel was acquired by the Company in June 2006.  The operating results were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2012 and 2011.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SUBSEQUENT EVENETS

On October 24, 2012, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn – 52nd Street in New York, NY for total consideration of $74,000.  As of September 30, 2012 we had provided $14,000 to the seller as a deposit earning 10% per annum and we funded an additional $3,000 deposit earning 10% per annum, subsequent to September 30, 2012.  The total consideration to the seller will consist of this $17,000 interest bearing deposit, an additional $15,000 cash to be paid to the seller in cash upon closing and the assumption of a mortgage loan secured by the hotel in the aggregate principal amount of $42,000. The transaction is expected to close shortly after the developer completes the hotel’s construction, which is anticipated for the fourth quarter of 2013.  While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

On October 31, 2012, the Company announced that it has received commitments for a new $400,000 senior unsecured credit facility, consisting of a $250 million senior unsecured revolving line of credit and a $150 million senior unsecured term loan.  The interest rate for the new credit facility is based on a pricing grid with a range of 175 to 265 basis points over LIBOR, based on the Company’s leverage ratio.  This facility, which will replace the Company’s existing secured Revolving Credit Facility, will be unsecured and will mature three years from the closing date, with the option for an additional one year extension.  The Term Loan will be funded as a single draw of $100,000 on the closing date and up to $50,000 will be available on a delayed draw basis for up to sixty days after the closing date.  The Term Loan also matures three years from the closing date with two additional one year extension options.  Proceeds from the Term Loan are expected to be used to pay down existing indebtedness.  We anticipate closing on the new facility in November of 2012.

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

BACKGROUND

As of September 30, 2012, we owned interests in 64 hotels, many of which are located in clusters around major markets in the Northeastern Corridor, including 57 wholly-owned hotels and interests in seven hotels owned through consolidated and unconsolidated joint ventures.  Our "Summary of Operating Results" section below contains operating results for 57 consolidated hotel assets and seven hotel assets owned through an unconsolidated joint venture. These results exclude one hotel, the Hampton Inn Pearl Street, New York, NY, which is currently undergoing re-development which is expected to open during the fourth quarter of 2012.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2012, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the improvements we made in our equity and debt capitalization and repositioning of our portfolio in 2011 better enables us to capitalize on further improvements in lodging fundamentals.  During the first nine months of 2012, we have seen continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Washington, D.C., Miami, Boston, Los Angeles and Philadelphia.  We will continue to seek acquisition opportunities in urban centers and central business districts.  In addition, we are looking, and will continue to look, for attractive opportunities to dispose of stabilized properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.

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

Subsequent to the quarter ended September 30, 2012, our hotels across the eastern seaboard experienced the effects of Hurricane Sandy. Most of our hotels in these markets were able to remain open and continued to serve our guests through the duration of the storm. Our Holiday Inn Express on Water Street in lower Manhattan experienced flooding and was forced to close. We anticipate this hotel will remain closed for between two to four weeks, depending on access to resources, while restoration is in process. Five of our other lower Manhattan properties lost power during the storm and were forced to operate on limited power from back-up generators while the properties were without power. As of November 5, 2012, all five of these hotels have had their power restored and are in position to resume operations. Our hotel redevelopment project at 32 Pearl Street in lower Manhattan experienced some flooding at the job site and experienced some damage to the project. The development of Hyatt Union Square, for which we are under agreement to acquire, was not significantly damaged during the storm. Both projects may experience delays due to time required to repair damage caused by the storm and the availability power and resources in tower Manhattan to continue construction efforts. We are continuing to evaluate the financial impact of Hurricane Sandy and our ability to recover, through our Insurance policies, any loss due to interruption of business or damage to property.

SUMMARY OF OPERATING RESULTS

The following table outline operating results for the three and nine months ended September 30, 2012 and 2011 for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations and one hotel undergoing a re-development project) that are consolidated in our financial statements for the three and nine months ended September 30, 2012 and 2011:

CONSOLIDATED HOTELS:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011 Variance	2012	2011	2012 vs. 2011 Variance

Occupancy	80.6%	80.8%	-0.2%	76.0%	74.7%	1.3%
Average Daily Rate (ADR)	$161.58	$157.88	2.3%	$158.36	$151.32	4.7%
Revenue Per Available Room (RevPAR)	$130.17	$127.48	2.1%	$120.28	$112.97	6.5%

Room Revenues	$89,456	$76,599	16.8%	$238,028	$197,671	20.4%
Hotel Operating Revenues	$96,558	$80,053	20.6%	$257,547	$206,856	24.5%

RevPAR for the three and nine months ended September 30, 2012 increased 2.1% and 6.5%, respectively for our consolidated hotels.  This represents a growth trend in RevPAR which is primarily due to improving economic conditions in 2012 and the acquisition of hotel properties consummated since September 30, 2011 that are accretive to RevPAR.

The following table outlines operating results for the three and nine months ended September 30, 2012 and 2011 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011 Variance	2012	2011	2012 vs. 2011 Variance

Occupancy	70.9%	72.8%	-1.9%	69.9%	67.5%	2.4%
Average Daily Rate (ADR)	$149.51	$153.37	-2.5%	$149.56	$146.60	2.0%
Revenue Per Available Room (RevPAR)	$106.03	$111.59	-5.0%	$104.54	$99.00	5.6%

Room Revenues	$16,202	$20,153	-19.6%	$53,036	$50,116	5.8%
Total Revenues	$21,156	$25,122	-15.8%	$69,651	$65,811	5.8%

For our unconsolidated hotels, RevPAR decreased 5.0% and increased 5.6% for three and nine months ended September 30, 2012, respectively.  The decrease in RevPAR during the three months ended September 30, 2012 when compared to the same period in 2011 is primarily the result of joint venture assets that have been sold or those that we now consolidate for financial reporting purposes and therefore no longer contribute to the operating results of our portfolio of unconsolidated hotels.  Properties such as the Holiday Inn Express 29th Street, New York, NY, which, as of June 18, 2012, is no longer included in our unconsolidated joint ventures, tended to have higher occupancy and ADR than the remaining hotels in our unconsolidated joint venture hotel portfolio.  When compared to the same period in 2011, the remaining unconsolidated joint venture hotels follow the same growth trend for RevPAR as experienced in our consolidated hotels during the nine months ended September 30, 2012.

We define a same store hotel as one that is currently consolidated and that have owned in whole or in part for the entire period being reported and the comparable period in the prior year.  For the three months ended September 30, 2012 and 2011 there are 52 same store hotels and for the nine months ended September 30, 2012 and 2011 there are 48 same store hotels.  The following table outlines operating results for the three and nine months ended September 30, 2012, and 2011, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011 Variance	2012	2011	2012 vs. 2011 Variance

Occupancy	81.0%	80.7%	0.3%	76.3%	74.6%	1.7%
Average Daily Rate (ADR)	$160.91	$159.43	0.9%	$156.33	$152.65	2.4%
Revenue Per Available Room (RevPAR)	$130.34	$128.65	1.3%	$119.23	$113.93	4.7%

Room Revenues	$82,607	$81,535	1.3%	$205,448	$195,662	5.0%
Total Revenues	$86,394	$85,102	1.5%	$214,314	$203,948	5.1%

RevPAR for our same store consolidated hotels increased 1.3% during the three months ended September 30, 2012 and 4.7%, during the nine months ended September 30, 2012, when compared to the same periods in 2011.  This RevPAR growth is primarily due to the continuing improvement in economic conditions in our markets during these periods.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.5% and 99.1% of total revenues for the three months ended September 30, 2012 and 2011, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $16,505, or 20.6%, to $96,558 for the three months ended September 30, 2012 compared to $80,053 for the same period in 2011.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated since September 30, 2011.

We acquired interests in the following six consolidated hotels which contributed the following operating revenues for the three months ended September 30, 2012.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended September 30, 2012

Courtyard by Marriott	Miami, FL	November 16, 2011	263	$3,005
Sheraton	New Castle, DE	December 28, 2010	192	1,905
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	4,554
Bulfinch Hotel	Boston, MA	May 7, 2012	80	1,181
Holiday Inn Express	New York, NY	June 18, 2012	228	4,267
Courtyard by Marriott	Ewing, NJ	September 10, 2012	130	537
			1,004	$15,449

While we acquired a 100% interest in the Sheraton, New Castle, DE in 2010, the property did not open until December 2011.

In addition, our same store portfolio experienced a $1.48, or 0.9% improvement in ADR, increasing from $159.43 for the three months ended September 30, 2011 to $160.91 during the same period in 2012.  For the same store hotels, occupancy increased by 30 basis points from approximately 80.7% during the three months ended September 30, 2011 to approximately 81.0% for the same period in 2012.  The resulting improvement in RevPAR, was the product of improvements in lodging trends in the markets in which our hotels are located.

We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Effective June 1, 2012, we amended the interest rates on two of our development loans from 11.0% to 9.0%.  Interest income from development loans receivable was $463 for the three months ended September 30, 2012 compared to $656 for the same period in 2011.

Of the $33,425 in development loans receivable outstanding as of September 30, 2012, $20,122 or 60.2%, is invested in hotels that are currently operating and generating revenue and $13,303, or 39.8%, is invested in a hotel construction project to develop the Hyatt Union Square in New York, NY, which is expected to be completed in 2012. On June 14, 2011, in connection with entering into a purchase and sale agreement to acquire the Hyatt Union Square project, we ceased accruing interest for this development loan.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $50 and $87 for the three months ended September 30, 2012 and 2011, respectively.

Expenses

Total hotel operating expenses increased 27.8% to approximately $53,249 for the three months ended September 30, 2012 from $41,675 for the three months ended September 30, 2011. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2011, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 14.6% or $1,880 to $14,719 for the three months ended September 30, 2012 from $12,839 for the three months ended September 30, 2011. Similarly, real estate and personal property tax and property insurance increased $1,023, or 21.4%, in the three months ended September 30, 2012 when compared to the same period in 2011 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves, which was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased by approximately $729 from $3,976 in the three months ended September 30, 2011 to $4,705 for the same period in 2012.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Expense related to share based compensation increased $428 when comparing the three months ended September 30, 2012 to the same period in 2011.  This increase in share based compensation expense is due primarily from the vesting of shares from prior restricted share issuances.  In addition, the Compensation Committee adopted the 2012 Annual LTIP which included $179 of stock based compensation for three months ended September 30, 2012. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Increased in other general and administrative expenses resulted primarily from increases in employee headcount and increases in base compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $62 from $147 for the three months ended September 30, 2011 to $85 for the same period in 2012.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year.

Operating Income

Operating income for the three months ended September 30, 2012 was $18,295 compared to operating income of $17,196 during the same period in 2011.  As noted above, the increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred subsequent to September 30, 2011.

Interest Expense

Interest expense increased $1,004 from $10,145 for the three months ended September 30, 2011 to $11,149 for the three months ended September 30, 2012. The increase in interest expense is due primarily to the new debt and associated interest expense for the properties acquired subsequent to September 30, 2011.

Unconsolidated Joint Venture Investments

The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures.  In addition, in 2011 we have impaired our interest in certain unconsolidated joint ventures based on our determination of the recoverability of our investment.  In 2012, we have also remeasured our interest in a certain unconsolidated joint ventures due to acquisition of the remaining interests in that venture..  The operating results for the unconsolidated joint ventures improved by $130 for the three months ended September 30, 2012.  This increase in income is primarily due to the results of the hotels owned by these joint ventures which have benefited from improved lodging fundamentals in the markets in which they operate.

As noted above, we entered into two purchase and sale agreements during 2011 to dispose of 18 non-core hotel properties, four of which were owned in part by the Company through an unconsolidated joint venture.  On February 23, 2012, we closed on the sale of three of these properties, and the fourth was sold on May 8, 2012. See “Note 12-Discontinued Operations” for more information.  For the three months ended September 30, 2011, we recorded an impairment loss of approximately $1,677 for those assets for which our investment in the joint venture exceeded the anticipated net proceeds distributable to us based on the purchase price.

On September 10, 2012, we purchased the remaining 50% interest in joint venture’s ownership rights for the Courtyard by Marriott, Ewing, NJ and, as such, the hotel operations are recorded within our consolidated financial statement from that date.  Our interest in Inn America Hospitality at Ewing was remeasured, and as a result, during the three months ended September 30, 2012; we recorded a loss of approximately $1,668.

Discontinued Operations

On February 23, 2012, we closed on the sale of 14 of our previously mentioned non-core hotel properties, and on May 8, 2012, we closed on the sale of the remaining 4 non-core hotel properties.  Prior to the sale of the 18 assets an impairment loss of approximately $30,248 was recorded in third quarter 2011 for those consolidated assets for which the anticipated net proceeds did not exceed the carrying value.  The operating results for the 18 assets were classified to discontinue operations for three months ended September 2011.  See “Note 12 – Discontinued Operations” for more information.

On July 1, 2011, we closed on the sale of Comfort Inn, West Hanover to an unrelated buyer for consideration of $5,250 with a gain of approximately $967.  The operating results were reclassified to discontinue operations in the statement of operations for the three and nine months ended September 30, 2011.

Net Income/Loss

Net income applicable to common shareholders for the three months ended September 30, 2012 was $2,673 compared to net loss applicable to common shareholders of $25,004 for the same period in 2011.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(dollars in thousands, except per share data)

Revenue

Our total revenues for the nine months ended September 30, 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.3% and 98.5% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.  Hotel operating revenues increased $50,691, or 24.5%, to $257,547 for the nine months ended September 30, 2012 from $206,856 for the same period in 2011.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2012 and 2011 and improved lodging fundamentals in the markets where our hotels are located.

We acquired interests in the following six consolidated hotels which contributed the following operating revenues for the nine months ended September 30, 2012.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Nine Months Ended September 30, 2012

Courtyard by Marriott	Miami, FL	November 16, 2011	263	12,236
Sheraton	New Castle, DE	December 28, 2010	192	4,948
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	11,754
Bulfinch Hotel	Boston, MA	May 7, 2012	80	1,909
Holiday Inn Express	New York, NY	June 18, 2012	228	4,823
Courtyard by Marriott	Ewing, NJ	September 10, 2012	130	537
			1,004	$36,207

While we acquired a 100% interest in the Sheraton, New Castle, DE in 2010, the property did not open until December 2011.

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the nine months ended September 30, 2012 included revenues for a full nine months related to two hotels that were purchased during the nine months ended September 30, 2011. We acquired interests in the following consolidated hotels during the nine months ended September 30, 2011:

				Hotel Operating Revenues Nine Months Ended June 30,
Brand	Location	Acquisition Date	Rooms	2012	2011

Capitol Hill Suites	Washington, DC	April 15, 2011	152	$5,784	3,596
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	9,139	4,338
			412	$14,923	7,934

In addition, our same store portfolio experienced improvement in ADR and occupancy during the nine months ended September 30, 2012 when compared to the same period in 2011.  Occupancy in our same store consolidated hotels increased 170 basis points from approximately 74.6% during the nine months ended September 30, 2011 to approximately 76.3% for the same period in 2012.  ADR improved 2.4%, increasing from $152.65 for the nine months ended September 30, 2011 to $156.33 during the same period in 2012.  These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

Interest income from development loans receivable was $1,602 for the nine months ended September 30, 2012 compared to $2,810 for the same period in 2011.  This decrease is driven primarily by a decrease in the average balances outstanding in our development loan portfolio.  During the nine months ended September 30, 2012, $3,000 in development loans were paid down and in 2011 we canceled an $8,000 development loan as consideration for the acquisition of the redevelopment property at 32 Pearl Street, New York, NY.  Also, in 2011 we ceased accruing interest on our $13,303 Hyatt Union Square development loan, in accordance with our purchase and sale agreement to acquire that property.  A total of $678 and $1,699 in accrued interest paid in-kind on these development loans was added to principal for the nine months ended September 30, 2012 and 2011, respectively.   Paid-in kind interest for the nine months ended September 30, 2011 also includes accrued interest added to principal on the Hyatt Union Square development loan noted above.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $164 and $237 for the nine months ended September 30, 2012 and 2011, respectively.

Expenses

Total hotel operating expenses increased 28.6% to approximately $144,594 for the nine months ended September 30, 2012 from $112,422 for the nine months ended September 30, 2011. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2011, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 12.6%, or $4,717, to $42,304 for the nine months ended September 30, 2012 from $37,587 for the nine months ended September 30, 2011. Similarly, real estate and personal property tax and property insurance increased $1,880, or 13.2%, in the nine months ended September 30, 2012 when compared to the same period in 2011 due to our acquisitions, partially offset by rigorous management of these expenses.

General and administrative expense increased by approximately $3,957 from $11,256 in the nine months ended September 30, 2011 to $15,213 for the same period in 2012.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Expense related to share based compensation increased $1,557 when comparing the nine months ended September 30, 2012 to the same period in 2011.  This increase in share based compensation expense is due primarily from the vesting of shares from prior restricted share issuances.  In addition, the Compensation Committee adopted the 2012 Annual LTIP which included $357 of stock based compensation for nine months ended September 30, 2012. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Increases in other general and administrative expenses resulted primarily from increases in employee headcount and increases in base compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $1,096 from $2,263 for the nine months ended September 30, 2011 to $1,167 for the same period in 2012.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property or transactions that were terminated during the year.

Operating Income

Operating income for the nine months ended September 30, 2012 was $39,330 compared to operating income of $31,479 during the same period in 2011.  As noted above, the increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred subsequent to September 30, 2011.

Interest Expense

Interest expense increased $3,557 from $29,516 for the nine months ended September 30, 2011 to $33,073 for the nine months September 30, 2012. The increase in interest expense is due primarily to the new debt and associated interest expense for the acquired properties subsequent to September 30, 2011.

Unconsolidated Joint Venture Investments

The income (loss) from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures.  In addition, we have impaired our interest in certain unconsolidated joint ventures based on our determination of the recoverability of our investment.  We have also remeasured our interest in certain unconsolidated joint ventures due to acquisition of the remaining interests in those ventures.  The operating results for the unconsolidated joint ventures improved by $993 for the three months ended September 30, 2012.  This increase in income is primarily due to the results of the hotels owned by these joint ventures which have benefited from improved lodging fundamentals in the markets in which they operate.

As noted above, we entered into two purchase and sale agreements during 2011 to dispose of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  On February 23, 2012, we closed on the sale of three of these properties, and the fourth was sold on May 8, 2012. See “Note 12-Discontinued Operations” for more information.  For the nine months ended September 30, 2011, we recorded an impairment loss of approximately $1,677 for those assets for which our investment in the joint venture exceeds the anticipated net proceeds distributable to us based on the purchase price.

On August 10, 2012, we purchased the remaining 50% interest in joint venture’s ownership rights for the Courtyard by Marriott, Ewing, NJ and, as such, the hotel operations are recorded within our consolidated financial statement from that date.  Our interest in Inn America at Ewing was remeasured, and we recorded a loss of approximately $1,668 during the nine months ended September 30, 2012.  On June 18, 2012, we purchased the remaining 50% interest in joint venture’s ownership rights for the Holiday Inn Express, New York, NY and, as such, the hotel operations are recorded within our consolidated financial statements from that date.  Our interest in Metro 29th was remeasured, and as a result, during the nine months ended September 30, 2012, we recorded a loss of approximately $224.  As a result of remeasurement of our interest in the Hiren Boston, LLC joint venture, we recorded gains of $2,757 during the nine months ended September 30, 2011.

Discontinued Operations

On February 23, 2012, we closed on the sale of 14 of our previously mentioned non-core hotel properties, and on May 8, 2012, we closed on the sale of the remaining 4 non-core hotel properties.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298, and generated a gain on sale of $4,910. Prior to the sale of the 18 assets an impairment loss of approximately $30,248 was recorded in the third quarter 2011 for those consolidated assets for which the anticipated net proceeds did not exceed the carrying value.  See “Note 12 – Discontinued Operations” for more information.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statement of operations for the nine months ended September 30, 2012 and 2011.  The transfer of the title resulted in a gain of $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

On April 30, 2012, we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250 with a gain on sale of approximately $5,143.  This land parcel was acquired by the Company in June 2006.  The operating results were reclassified to discontinued operations in the statement of operations for the nine months ended September 30, 2012 and 2011.

On July 1, 2011, we closed on the sale of Comfort Inn, West Hanover to an unrelated buyer for consideration of $5,250 with a gain of approximately $967.  The operating results were reclassified to discontinue operations in the statement of operations for the nine months ended September 30, 2011.

Net Income/Loss

Net income applicable to common shareholders for the nine months ended September 30, 2012 was $5,092 compared to net loss applicable to common shareholders of $32,954 for the same period in 2011.  In May 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $3,501 during the nine months ended September 30, 2012 when compared to the same period in 2011.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of September 30, 2012.  Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties.  However, these covenants do not constitute an event of default for these loans.  Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a $250,000 revolving credit facility that is secured by, among other things, ten hotel properties.  The $250,000 revolving credit facility expires in November 2013, and includes an option to extend the maturity until November 2014.  This option may be exercised at the sole discretion of the lenders.  As of September 30, 2012, we had $28,000 in borrowings under the $250,000 revolving credit facility and $8,622 in letters of credit outstanding under this facility, resulting in a remaining borrowing capacity under the $250,000 revolving credit facility of $213,378.  We intend to repay indebtedness incurred under the revolving line of credit from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2012, we have $7,294 of consolidated indebtedness payable on or before December 31, 2012 due to the maturity dates with respect to certain loans.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on our $250,000 revolving credit facility and issuance of our securities.

Development Loans Receivable

As of September 30, 2012, we have $33,425 in development loan principal receivable and $1,227 in accrued interest receivable on these loans.  On occasion, we may exchange the principal and interest due to us on those development loans for equity interests in the hotels, or may, enter into purchase and sale agreements to acquire such hotels from developers or their affiliates that allow us to pay a portion of the purchase price by forgiving and cancelling amounts owed to us under development loans, allowing us to reduce the amount of cash required to fund these acquisitions.  See “Note 4 – Development Loan Receivable,” for further information.

Acquisitions

During the nine months ended September 30, 2012, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Total Purchase Price	Fair Value of Assumed Debt
The Rittenhouse Hotel, Philadelphia, PA	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$956	$42,589	$-
Bulfinch Hotel, Boston, MA	5/7/2012	1,456	14,954	1,790	-	-	58	18,258	$-
Holiday Inn Express, New York, NY	6/18/2012	30,329	57,016	2,856	98	-	67	90,366	$73,038
Courtyard by Marriot, Ewing, NJ	8/13/2012	950	9,835	1,415	30	-	-	12,230	$12,875

Total		$39,854	$111,410	$9,641	$2,284	$(827)	$1,081	$163,443	$85,913

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter.  We believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2012, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the nine months ended September 30, 2012 was $48,999 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2012 was $44,294.

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

We have increased our spending on capital improvements during the nine months ended September 30, 2012 when compared to the same period in 2011.  During the nine months ended September 30, 2012 we spent $22,890 on capital expenditures to renovate, improve or replace assets at our hotels.  This compares to $21,806 during the same period in 2011.  Our increase in capital expenditures is a result of complying with brand mandated improvements and continuing to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.  In addition, cash paid for hotel development projects was $26,667 during the nine months ended September 30, 2011 due primarily to the acquisition of a redevelopment project located at 32 Pearl Street, New York, NY and cash spent to complete the Sheraton Wilmington South in Newcastle, DE.  During the nine months ended in September 30, 2012, cash paid for hotel development projects was $8,718, which related primarily to amounts spent on continued development of the property at 32 Pearl Street, New York, NY and amounts spent to develop an additional tower at our Courtyard in Miami Beach, FL.

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

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2012 and 2011

Net cash provided by operating activities increased $10,093, from $38,906 for the nine months ended September 30, 2011 to $48,999 for 2012.  Net income, adjusted for non-cash items such as gain on disposition of hotel properties, impairment of assets, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $6,319 for the nine months ended September 30, 2012 when compared to 2011.  This is primarily due to cash provided by properties recently acquired and improving operating results within our existing portfolio.  Distributed income from an unconsolidated joint venture also increased cash provided by operating activities for the nine months ended September 30, 2012.  In addition to the increases in cash provided by these operating activities was an decrease in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities, such as accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2012 decreased $111,179, from $162,308 for nine months ended September 30, 2011 compared to $51,129 for 2012.  During the nine months ended September 30, 2012, we closed on the sale of 18 hotel properties and one land parcel generating net proceeds of $63,738. In addition, spending on the purchase of hotel properties and development projects was $33,143 lower during the first nine months of 2012 when compared to the same period in 2011.  We also received cash from the repayment of development loan and notes receivable during the nine months ended September 30, 2012.  Offsetting these amounts were increases in cash used on capital expenditures and a decrease in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2012 when compared to the same period in 2011.

Net cash provided by financing activities for nine months ended September 30, 2012 was $34,836 compared to $125,953 during the same period in 2011.  Net repayments of mortgages and notes payable increased $91,905 during the nine months ended September 30, 2012 when compared to the same period in 2011.  Net repayments on our revolving credit facility were $6,000 higher during the nine months ended September 30, 2012 than in 2011.  Offsetting this increase in cash used to repay the line of credit and mortgages and notes payable were proceeds from our common stock offering.  During the second quarter of 2012, we completed an offering of common shares with net proceeds of $128,670.  During the second quarter of 2011, we completed an offering of preferred shares with net proceeds of $110,997.  These offerings have increased our preferred dividend obligations and common dividend payments causing a net increase in total dividends and distributions paid of $11,292 when comparing the nine months ended September 30, 2011.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income (loss) applicable to common shares	$2,673	$(25,004)	$5,092	$(32,954)
Loss allocated to noncontrolling interest	(279)	(1,000)	(223)	(1,619)
Loss (income) from unconsolidated joint ventures	1,431	1,570	1,971	(8)
Loss (gain) on disposition of hotel properties	183	(843)	(11,269)	(843)
Loss from impairment of depreciable assets	-	30,248	-	30,248
Depreciation and amortization	14,719	12,839	42,304	37,587
Depreciation and amortization from discontinued operations	-	1,186	26	4,896
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	-	-	-	239
Funds from consolidated hotel operations applicable to common shares and Partnership Units	18,727	18,996	37,901	37,546

(Loss) income from Unconsolidated Joint Ventures	(1,431)	(1,570)	(1,971)	8
Add:
Loss (gain) from remeasurement of investment in unconsolidated joint ventures	1,668	-	1,892	(2,757)
Impairment of investment in unconsolidated joint ventures	-	1,677	-	1,677
Depreciation and amortization of purchase price in excess of historical cost (2)	161	538	738	1,629
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,506	2,437	4,210	4,425
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership Units	1,904	3,082	4,869	4,982

FFO applicable to common shares and Partnership Units	$20,631	$22,078	$42,770	$42,528

Weighted Average Common Shares and Units Outstanding
Basic	196,360,325	168,985,193	184,394,561	168,666,752
Diluted	206,565,787	179,512,493	194,666,980	180,746,755

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
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

As of September 30, 2012, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value, except certain properties included in our portfolio of assets held for sale as previously disclosed.  See “Note 12 – Discontinued Operations” for more information.

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

As of September 30, 2012 based on our analysis, we have determined that the fair value of the remaining investments in unconsolidated joint ventures exceeds the carrying value of our investment in each joint venture.

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

As of September 30, 2012, we are exposed to interest rate risk with respect to variable rate borrowings under our $250,000 revolving credit facility and certain variable rate mortgages and notes payable. As of September 30, 2012, we had total variable rate debt outstanding of $116,548 with a weighted average interest rate of 3.48%.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2012 would be an increase or decrease in our interest expense for the three months ended September 30, 2012 of $291, and for the nine months ended September 30, 2012 would be an increase or decrease in our interest expense of $1,075.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have an interest rate cap related to debt on our two subordinated notes payable and an interest rate cap related to debt on Hotel 373, Manhattan, NY, and we have four interest rate swaps related to debt on the Holiday Inn Express Times Square, New York, NY, Courtyard by Marriott, Westside, Los Angeles, CA, Courtyard by Marriott, Miami Beach, FL, and Capitol Hill Suites, Washington DC.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2012, approximately 97.6% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while approximately 2.4% of our outstanding long term indebtedness is subject to floating rates, excluding borrowings under our revolving line of credit.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2012 to be approximately $670,805 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2012 to be approximately $723,039.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2012, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands, excludes related premium and discount recorded on loans assumed in the acquisition of hotel properties):

	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages & Notes Payable
Fixed Rate Debt	$9,360	$23,733	$38,354	$137,070	$283,864	$167,612	$659,993
Weighted Average Interest Rate	5.85%	5.84%	5.81%	5.85%	5.83%	5.83%	5.83%

Floating Rate Debt	$-	$18,000	$-	$-	$-	$70,548	$88,548
Weighted Average Interest Rate	3.20%	3.45%	3.45%	3.45%	3.45%	3.45%	3.41%
	$9,360	$41,733	$38,354	$137,070	$283,864	$238,160	$748,541

Revolving Credit Facility
	$-	$28,000	$-	$-	$-	$-	$28,000
Weighted Average Interest Rate	4.25%	4.25%	-	-	-	-	4.25%
	$-	$28,000	$-	$-	$-	$-	$28,000

The table incorporates only those exposures that existed as of September 30, 2012, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2012	2013	2014	2015	2016	Thereafter	Total

Principal repayments due as of September 30, 2012, as noted above	$9,360	$69,733	$38,354	$137,070	$283,864	$238,160	$776,541

Adjustments: Extension Options (1)

Courtyard - Miami Beach Oceanfront, FL (2)	-	-	-	-	(45,000)	45,000	-
Hampton Inn - West Haven, CT (3)	(7,251)	170	181	6,900	-	-	-
Residence Inn - Carlisle, PA (4)	-	(6,287)	169	180	5,938	-	-
Courtyard - Los Angeles, CA (5)	-	-	-	(27,500)	27,500	-	-
Capitol Hill Hotel - Washington, DC (6)	-	-	-	(23,635)	1,467	22,168	-
Hampton Inn - Smithfield, RI (7)	-	-	-	-	(5,643)	5,643	-
Revolving Credit Facility (8)	-	(28,000)	28,000	-	-	-	-
							-
As Adjusted Principal Repayments	$2,109	$35,616	$66,704	$93,015	$268,126	$310,971	$776,541

(1)	Adjustments include amortization of principal scheduled to occur subsequent to September 30, 2012 through maturity date and extended maturity date if options are exercised.
(2)
Represents mortgage debt on the Courtyard Miami Beach Oceanfront.  The Loan is scheduled to mature in July 2016 and maintains a one year extension option.  The initial funding is $45,000, with three additional draws of $5,000 each every 90 days to fund the construction of the new 93 room oceanfront tower.

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

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012.

There were no changes to the Company’s internal controls over financial reporting during the nine months ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HERSHA HOSPITALITY TRUST

November 5, 2012	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.