Form 10-K
period 2012-12-31
HERSHA HOSPITALITY TRUST
filed 2013-02-22
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒ No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2012, was approximately $1.0 billion.

As of February 20, 2013, the number of Class A common shares outstanding was 198,722,243 and there were no Class B common shares outstanding.

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
●
the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors” and in other reports we file with the Securities and Exchange Commission (“SEC”) from time to time.

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

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in urban and central business districts, primary suburban office markets and stable destination and secondary markets in the Northeastern United States, Florida and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States, Florida and other markets with similar characteristics.  We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax reporting purposes.

In addition to the direct acquisition of hotels, historically we have made investments in hotels through joint ventures with strategic partners or through equity contributions, secured mezzanine loans and land leases. Although we may invest in hotels through joint ventures, secured development loans and land leases, we are not actively pursuing additional joint venture investments and do not expect to originate any new secured mezzanine loans or enter into any new land leases as part of our hotel investment strategy in the near term.

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

As of December 31, 2012, our portfolio consisted of 57 wholly owned limited and full service properties with a total of 7,616 rooms and interests in seven limited and full service properties owned through joint venture investments with a total of 1,605 rooms.   These 64 properties, with a total of 9,221 rooms, are located in Arizona, California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island and Virginia and operate under leading brands, owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) or Choice Hotels International, Inc. (“Choice”).  In addition, some of our hotels operate as independent boutique hotels.  As of December 31, 2012, we had an investment of $28.4 million in two loans, one loan which is collateralized by an operating hotel and one of which relates to a hotel development project.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. As of December 31, 2012, we owned an approximate 96.5% partnership interest in our operating partnership.

Our wholly-owned hotels are managed by Hersha Hospitality Management, L.P. (“HHMLP”), a privately held, qualified management company owned by certain of our trustees and executive officers and other unaffiliated third party investors.  Third party qualified management companies manage the hotels that we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”). Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.

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

ACQUISITIONS

We selectively acquire high quality branded upper-upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.  We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

•
nationally-franchised hotels operating under popular brands, such as Marriott Hotels & Resorts, Hilton Hotels, Courtyard by Marriott, Residence Inn by Marriott, Hilton Garden Inn, Hampton Inn, Sheraton Hotels & Resorts, DoubleTree, Embassy Suites, Hyatt House, Hyatt Place, TownePlace Suites and Holiday Inn Express;

•	hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;
•	hotels in our target markets where we can realize operating efficiencies and economies of scale; and
•	independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2012, we have acquired, wholly or through joint ventures, a total of 99 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We take advantage of our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential for the hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of the hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell an asset is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees, consisting solely of independent trustees. During the time since our initial public offering in 1999 through December 31, 2012, we have sold a total of 42 hotels.

FINANCING

We intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes unsecured debt provided primarily under our $400 million unsecured credit facility which provides for a $150 million unsecured term loan and a $250 million unsecured revolving credit facility and secured mortgage debt in our hotel properties.  We anticipate using the undrawn portion of our $400 million senior unsecured credit facility to pay down mortgage debt and fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the revolving line of credit portion of our credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

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

Franchisor	Franchises
Marriott International	Marriott, Residence Inn, Courtyard by Marriott, TownePlace Suites
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt House, Hyatt Place
Starwood Hotels	Sheraton Hotels
Choice Hotels	Comfort Inn

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

Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2012:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
HHMLP	57	7,616	-	-	57	7,616
Waterford Hotel Group	-	-	5	1,323	5	1,323
Jiten Management	-	-	2	282	2	282

Total	57	7,616	7	1,605	64	9,221

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

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2012 these thresholds were not met and incentive management fees were not earned.  The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

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

DISTRIBUTIONS

We have made 56 consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.

The following table sets forth distribution information for the last two calendar years.

Common Shares

Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Limited Partnership Unit Per Share Distribution Amount
2012
Fourth Quarter	12/31/2012	1/15/2013	$0.06
Third Quarter	10/1/2012	10/15/2012	$0.06
Second Quarter	6/29/2012	7/16/2012	$0.06
First Quarter	3/30/2012	4/16/2012	$0.06

2011
Fourth Quarter	1/3/2012	1/13/2012	$0.06
Third Quarter	9/30/2011	10/14/2011	$0.06
Second Quarter	6/30/2011	7/15/2011	$0.06
First Quarter	3/31/2011	4/15/2011	$0.05

Preferred Shares

Quarter to which Distribution Relates	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount	Series B Preferred Per Share Distribution Amount
2012
Fourth Quarter	1/1/2013	1/15/2013	$0.50	$0.50
Third Quarter	10/1/2012	10/15/2012	$0.50	$0.50
Second Quarter	7/1/2012	7/16/2012	$0.50	$0.50
First Quarter	4/1/2012	4/16/2012	$0.50	$0.50

2011
Fourth Quarter	1/1/2012	1/17/2012	$0.50	$0.50
Third Quarter	10/1/2011	10/17/2011	$0.50	$0.50
Second Quarter	7/1/2011	7/15/2011	$0.50	$0.24	*
First Quarter	4/1/2011	4/15/2011	$0.50	N/A

*Partial period distribution

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

SEASONALITY

Our hotels’ operations historically have been seasonal in nature, reflecting higher revenues and occupancy rates during the second and third quarters. This seasonality causes fluctuations in our quarterly operating revenues, profitability, and cash flow.

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

The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt, IHG or Starwood brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.

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

EMPLOYEES

As of December 31, 2012, we had 46 employees who were principally engaged in managing the affairs of the Company unrelated to property operations. Our relations with our employees are satisfactory.

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

Risks Related to the Economy and Credit Markets

The downgrade of the U.S. credit rating, failure to avoid the “fiscal cliff” in the U.S., and the economic crisis in Europe could negatively impact our liquidity, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the “fiscal cliff,” together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. government fails to achieve a plan to avoid the “fiscal cliff,” which generally refers to certain tax increases and automatic spending cuts that were scheduled to become effective at the end of 2012. The U.S. government adopted legislation in January 2013 to address the planned tax increases, but deferred many of the automatic spending cuts for two months.  In January 2013, the U.S. government adopted legislation to suspend the debt ceiling for three months. Further, Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. These developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our results of operations including net income, liquidity and our ability to finance our assets on favorable terms.

In general, changes in market conditions could further adversely and materially affect our business and the value of our common shares could be negatively impacted.

Risk is an inherent part of our business, which, by its nature, does not produce predictable earnings. Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;

•	actions taken by the U.S. Federal Reserve and the U.S. Treasury;

•	changes in laws and regulations and industry practices;

•	actions taken by ratings agencies with respect to the U.S.’s credit rating; and

•	other market developments.

While there are signs of a recovery, the U.S. economy continues to be impacted by various global and domestic conditions and may continue to change adversely during 2013 and in future periods.  In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence.  Future government, legislative or regulatory actions, among the other factors discussed above, could materially adversely affect our business in many ways.

Recent economic conditions may continue to adversely affect the hotel industry.

The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand. As these indicators improve, we anticipate that hotel operating fundamentals will improve as well. However, if the U.S. economy should falter and there is an extended period of economic weakness, a recession or a depression our revenues and profitability could be adversely affected.

A recession could result in declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

The performance of the hotel industry has traditionally been closely linked with the general economy. During the recession of 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results have subsequently improved, uncertainty in the strength and direction of the recovery and continued high unemployment have slowed the pace of the overall economic recovery. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. A stall in the economic recovery or a resurgent recession would have a material adverse effect on our results of operations. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses.

In addition, if operating results decline at our hotels secured by mortgage debt, there may not be sufficient operating profit from the hotel to cover the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our revolving credit facility, selling the hotel on disadvantageous terms, including an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our shareholders.

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

Our primary business strategy is to continue to acquire high quality, upper-upscale, upscale and mid-scale limited service and extended-stay hotels in metropolitan markets with high barriers to entry in the Northeastern United States and other markets with similar characteristics. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

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

The continuation of our franchise licenses is subject to specified operating standards and other terms and conditions. All of the franchisors of our hotels periodically inspect our hotels to confirm adherence to their operating standards. The failure to maintain such standards or to adhere to such other terms and conditions could result in the loss or cancellation of the applicable franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that the trustees determine are too expensive or otherwise not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel. In that event, the trustees may elect to allow the franchise license to lapse or be terminated.

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

The widespread outbreak of infectious or contagious disease in the U.S. could reduce travel and adversely affect the hotel industry generally and our business in particular.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2012, we had outstanding long-term debt, excluding capital leases, of $792.7 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels.  Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements.  Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, we may be forced to use operating income to repay such indebtedness, which would have a material adverse effect on our cash available for distribution in years when significant “balloon” payments come due.  In some such cases, we may lose the applicable hotels to foreclosure.  This risk is particularly significant.  See Item 7A of this Annual Report on Form 10-K for a detailed schedule of debt principal repayments.

We face high levels of competition for the acquisition of hotel properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We face competition for investment opportunities in high quality, upper-upscale, upscale and mid-scale limited service and extended-stay hotels from entities organized for purposes substantially similar to our objectives, as well as other purchasers of hotels. We compete for such investment opportunities with entities that have substantially greater financial resources than we do, including access to capital or better relationships with franchisors, sellers or lenders. Our competitors may generally be able to accept more risk than we can manage prudently and may be able to borrow the funds needed to acquire hotels on more favorable terms. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels.  Instead, we must engage an independent management company to operate our hotels.  As of December 31, 2012, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules.  The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions.  Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company.  Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests.  In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

Our acquisitions may not achieve expected performance, which may harm our financial condition and operating results.

We anticipate that acquisitions will largely be financed with the net proceeds of securities offerings and through externally generated funds such as borrowings under our $400 million revolving credit facility and other secured and unsecured debt financing. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to acquire and market properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. As a result, we may not be able to generate enough cash from these hotels to make debt service payments or pay operating expenses.

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

We are continuing the construction of an additional 93-room oceanfront tower at the site our 263-room Courtyard, Miami, FL hotel. This construction project exposes us to several risks, including construction cost overruns and delays; the investment not resulting in the returns on investment that we expect; closure of part of the adjacent hotel for longer than expected; and reduction in demand for the portion of the hotel that remains open while construction and other capital improvements are underway. These costs and delays could have a material adverse effect on the operating results of our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

As of December 31, 2012, our consolidated portfolio of hotels in New York City have accounted for approximately 40% of our hotel operating revenues.  The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations.  Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations.  Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

•	downturns in lodging fundamentals are more severe or prolonged in New York City compared to the United States as a whole;
•	negative economic conditions are more severe or prolonged in New York City compared to other areas, due to concentration of the financial industry in New York or otherwise;
•	we adopt an unsuccessful strategy to ramp up and stabilize operations at our newly acquired New York hotels; or
•	New York City is impacted by other unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2012, our portfolio consisted of 57 wholly-owned limited and full service properties and joint venture investments in seven hotels with a total of 9,221 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance.  Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

We may enter into hedging transactions intended to protect us from the effects of interest rate fluctuations on floating rate debt and also intended to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or could adversely affect our operating results because, among other things:

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

Some of our officers and trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement between our operating partnership and some of the trustees and officers and our property management agreements with HHMLP may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders.  Transactions with related persons must be approved by a majority of the Company’s independent trustees.  The Board of Trustee’s policy requires any independent trustee with a direct or indirect interest in the transaction to excuse himself from any consideration of the related person transaction in which he has an interest.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2012, 2,400,000 Series A Preferred Shares and 4,600,000 Series B Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

The stock markets have experienced significant price and volume fluctuations. As a result, the market price of our securities could be similarly volatile, and investors in our securities may experience a decrease in the value of their investments, including decreases unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;
•	actual or anticipated differences in our operating results;
•	changes in our revenues or earnings estimates or recommendations by securities analysts; publication of research reports about us or our industry by securities analysts;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	speculation in the press or investment community; actions by institutional shareholders;
•	changes in accounting principles;
•	terrorist acts; and
•	general market conditions, including factors unrelated to our performance.

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

We cannot predict whether future sales of our common shares or securities convertible into or exchangeable or exercisable for our commons shares or the availability of these securities for resale in the open market will decrease the market price of our common shares. Sales of a substantial number of these securities in the public market, including sales upon the redemption of operating partnership units held by the limited partners of our operating partnership (“Common Units”),(other than us and our subsidiaries or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment.

Future issuances of our common shares or other securities convertible into or exchangeable or exercisable for our common shares, including, without limitation, operating Common Units in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our equity incentive plans, could have an adverse effect on the market price of our common shares. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our common shares may be dilutive to existing shareholders.

IRSA and its affiliates beneficially own a significant percentage of our common shares, which could result in significant influence over the outcome of matters submitted to the vote of our shareholders.

IRSA and its affiliates beneficially own a significant percentage of our common shares outstanding.  In addition, Real Estate Investment Group, L.P., or REIG, an affiliate of IRSA, has certain preemptive rights to acquire additional shares of beneficial interest.  Daniel Elsztain, an affiliate and executive officer of IRSA, recently served on our Board of Trustees.  Accordingly, IRSA and its affiliates have significant influence over us and the ownership level of IRSA and its affiliates may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all shareholders.

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

In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our actual distributions in any year are less than the sum of:

•	85% of our REIT ordinary income for that year;
•	95% of our REIT capital gain net income for that year; and
•	100% of our undistributed taxable income required to be distributed from prior years.

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

We may make taxable dividends that are payable partly in cash and partly in shares.  The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS issued a revenue procedure creating a temporary safe harbor that authorized publicly traded REITs to make elective cash/stock dividends, but that temporary safe harbor has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and shares.  Although we have no current intention of paying dividends in our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive.  If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The tax rate applicable to “qualified dividend income” payable to domestic stockholders taxed at individual rates may be 20% or lower. Dividends payable by REITs, however, generally are not eligible for the reduced rates or qualified dividend income. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

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

The following table sets forth certain information with respect to the 57 hotels we wholly owned as of December 31, 2012, all of which are consolidated on the Company’s financial statements.

Market	Brand	Property Name	Year Opened	Number of Rooms

Boston Urban and Metro	Courtyard	Brookline/Boston, MA*	2003	188
	Hawthorn Suites by Wyndham	Franklin, MA	1999	100
	Holiday Inn Express	Cambridge, MA	1997	112
	Independent	Boston, MA	2004	80
	Residence Inn	Framingham, MA	2000	125
	Residence Inn	Norwood, MA	2006	96

California - Arizona	Courtyard	Los Angeles, CA	2008	260
	Hyatt House	Pleasant Hill, CA	2003	142
	Hyatt House	Pleasanton, CA	1998	128
	Hyatt House	Scottsdale, AZ	1999	164

Central PA	Comfort Inn	Harrisburg, PA	2011	76
	Hampton Inn	Hershey, PA	1999	110
	Holiday Inn Express	Hershey, PA	1997	78
	Residence Inn	Carlisle, PA	2007	78
	TownePlace Suites	Harrisburg, PA	2008	107

Connecticut - Rhode Island	Hampton Inn	Smithfield, RI	2008	101
	Hampton Inn	West Haven, CT	2009	98

DC Metro	Courtyard	Alexandria, VA	2006	203
	Holiday Inn Express	Camp Springs, MD	2008	127
	Residence Inn	Tysons Corner, VA	1984	96
	Residence Inn	Greenbelt, MD	2002	120
	Hyatt House	Gaithersburg, MD	1998	140
	Hampton Inn	Washington, DC	2005	228
	Independent	Washington, DC	2007	152

Miami	Courtyard	Miami, FL	2004	263

NYC Urban	Candlewood Suites	Times Square, NY	2009	188
	Hampton Inn	Chelsea/Manhattan, NY	2003	144
	Hampton Inn	Herald Square, Manhattan, NY	2005	136
	Hampton Inn	Seaport, NY	2006	65
	Hampton Inn	Times Square, NY	2009	184
	Hampton Inn	Pearl Street, Manhattan, NY	2012	81
	Hilton Garden Inn	JFK Airport, NY*	2005	191
	Hilton Garden Inn	TriBeCa, NY	2009	151
	Holiday Inn	Wall Street, NY	2010	113
	Holiday Inn Express	Times Square, NY	2009	210
	Holiday Inn Express	Water Street, Manhattan, NY	2010	112
	Holiday Inn Express	Madison Square Garden, Manhattan, NY	2006	228
	Independent	Fifth Ave, NY	2007	70
	Independent	TriBeCa, NY	2008	45
	Independent	Brooklyn, NY	2008	93
	Sheraton Hotel	JFK Airport, NY*	2008	150

NY-NJ Metro	Hampton Inn	Brookhaven, NY	2002	161
	Holiday Inn Express	Hauppauge, NY	2001	133
	Holiday Inn Express	Chester, NY	2006	80
	Hyatt House	White Plains, NY	2000	159
	Hyatt House	Bridgewater, NJ	1998	128

Philadelphia Metro	Courtyard	Langhorne, PA	2002	118
	Courtyard	Wilmington, DE	1999	78
	Courtyard	Ewing/Princeton, NJ	2004	130
	Holiday Inn Express	Oxford Valley, PA	2004	88
	Holiday Inn Express & Suites	King of Prussia, PA	2004	155
	Hyatt Place	King of Prussia, PA	2010	129
	Independent	Wilmington, DE	1999	71
	Residence Inn	Langhorne, PA	2007	100
	Sheraton Hotel	New Castle, DE	2011	192

Philadelphia Urban	Hampton Inn	Philadelphia, PA	2001	250
	Independent	Philadelphia, PA	2004	111

			TOTAL ROOMS	7,616

*Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement.  These ground lease agreements typically have terms of between 75 and 99 years.

The following table sets forth certain information with respect to the seven hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2012.

Market	Brand	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset	HHLP Preferred Return	Consolidated/ Unconsolidated

Boston Urban and Metro	Courtyard	South Boston, MA**	2005	164	50.0%	N/A	Unconsolidated
	Holiday Inn Express	South Boston, MA**	1998	118	50.0%	N/A	Unconsolidated

Connecticut - Rhode Island	Courtyard	Norwich, CT	1997	144	66.7%	8.5%	Unconsolidated
	Courtyard	Warwick, RI***	2003	92	66.7%	8.5%	Unconsolidated
	Hilton	Hartford, CT	2005	393	8.8%	8.5%	Unconsolidated
	Marriott	Mystic, CT	2001	285	66.7%	8.5%	Unconsolidated
	Marriott	Hartford, CT	2005	409	15.0%	8.5%	Unconsolidated

		TOTAL ROOMS		1,605

**The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements.  These ground lease agreements typically have terms of between 75 and 99 years.
***This property was sold on February 1, 2013.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common shares trade  on the New York Stock Exchange under the symbol “HT.”  As of February 20, 2013, the last reported closing price per common share on the New York Stock Exchange was $5.26. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2012	High	Low	Dividend Per Common Share
Fourth Quarter	$5.11	$4.19	$0.06
Third Quarter	$5.71	$4.66	$0.06
Second Quarter	$5.91	$4.74	$0.06
First Quarter	$5.64	$4.76	$0.06

Year Ended December 31, 2011	High	Low	Dividend Per Common Share
Fourth Quarter	$4.95	$3.14	$0.06
Third Quarter	$5.88	$3.20	$0.06
Second Quarter	$6.20	$5.10	$0.06
First Quarter	$6.94	$5.78	$0.05

SHAREHOLDER INFORMATION

At December 31, 2012 we had approximately 118 shareholders of record of our common shares. Common Units  (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 40 entities and persons, including our company.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2007 and ending December 31, 2012, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2007	2008	2009	2010	2011	2012
Hersha Hospitality Trust	$100.00	$36.50	$44.03	$96.08	$74.60	$80.06
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Hotel REITs Index	100.00	40.00	66.25	93.17	81.05	91.43
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59

Item 6.	Selected Financial Data

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

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2012	2011	2010	2009	2008
Revenue:
Hotel Operating Revenues	$356,005	$282,534	$236,191	$176,299	$195,342
Interest Income From Development Loans	1,998	3,427	4,686	7,411	7,890
Other Revenues	212	333	325	700	1,054
Total Revenue	358,215	286,294	241,202	184,410	204,286
Operating Expenses:
Hotel Operating Expenses	196,119	153,227	129,978	100,434	107,500
Hotel Ground Rent	835	877	941	733	607
Real Estate and Personal Property Taxes and Property Insurance	22,527	19,062	16,924	12,088	10,617
General and Administrative (including Share Based Payments of $9,678, $7,590, $6,649, $2,143, $1,501)	23,427	18,532	16,862	7,496	8,655
Acquisition and Terminated Transaction Costs	1,187	2,742	4,802	352	380
Loss from Impairment of Assets	-	-	-	21,407	21,004
Depreciation and Amortization	57,364	50,780	43,946	35,727	31,622
Total Operating Expenses	301,459	245,220	213,453	178,237	180,385
Operating Income	56,756	41,074	27,749	6,173	23,901
Interest Income	1,311	456	168	207	302
Interest Expense	43,967	40,478	39,622	39,186	36,851
Other Expense	788	970	463	164	128
Loss on Debt Extinguishment	3,324	123	878	-	1,539
Income (Loss) before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	9,988	(41)	(13,046)	(32,970)	(14,315)

(Loss) Income from Unconsolidated Joint Ventures	(232)	210	(1,751)	(2,649)	1,373
Impairment of Investment in Unconsolidated Joint Venture	-	(1,677)	-	(4,541)	(1,890)
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	(1,892)	2,757	4,008	1,868	-
Net Income (Loss) from Unconsolidated Joint Venture Investments	(2,124)	1,290	2,257	(5,322)	(517)

Income (Loss) Before Income Taxes	7,864	1,249	(10,789)	(38,292)	(14,832)

Income Tax Benefit	3,355	-	-	-	-
Income (Loss) from Continuing Operations	11,219	1,249	(10,789)	(38,292)	(14,832)

Discontinued Operations:
Gain on Disposition of Hotel Properties	11,231	991	347	-	2,888
Impairment of Assets Held for Sale	-	(30,248)	(2,433)	(17,703)	-
(Loss) Income from Discontinued Operations	(232)	1,040	(4,327)	(2,462)	1,515
Income (Loss) from Discontinued Operations	10,999	(28,217)	(6,413)	(20,165)	4,403

Net Income (Loss)	22,218	(26,968)	(17,202)	(58,457)	(10,429)

Loss Allocated to Noncontrolling Interests	158	1,734	845	8,596	1,621
Preferred Distributions	(14,000)	(10,499)	(4,800)	(4,800)	(4,800)

Net Income (Loss) applicable to Common Shareholders	$8,376	$(35,733)	$(21,157)	$(54,661)	$(13,608)

Basic Loss from Continuing Operations applicable to Common Shareholders	$(0.01)	$(0.05)	$(0.11)	$(0.99)	$(0.31)
Diluted Loss from Continuing Operations applicable to Common Shareholders (1)	(0.01)	$(0.05)	$(0.11)	$(0.99)	$(0.31)
Dividends declared per Common Share	0.24	$0.23	$0.20	$0.33	$0.72

HERSHA HOSPITALITY TRUST
SELECTED FINANCIAL DATA
(In thousands, except per share data)

	2012	2011	2010	2009	2008
Balance Sheet Data
Net investment in hotel properties	$1,466,713	$1,341,536	$1,245,851	$938,954	$982,082
Assets Held for Sale	-	93,829	-	21,073	-
Noncontrolling Interests Common Units	15,484	16,862	19,410	27,126	34,781
Redeemable Noncontrolling Interest	15,321	14,955	19,894	14,733	18,739
Noncontrolling Interests Consolidated Joint Ventures	-	307	474	267	1,854
Noncontrolling Interests Consolidated Variable Interest Entity	476	-	-	-	-
Shareholder's equity	829,828	730,673	683,434	302,197	349,963
Total assets	1,707,679	1,630,909	1,457,277	1,111,044	1,178,405
Total debt	792,708	758,374	694,720	724,551	743,781
Debt related to Assets Held for Sale	-	61,758	-	20,892	-
Other Data
Net cash provided by operating activities	$71,756	$58,668	$42,486	$21,532	$53,894
Net cash used in investing activities	$(55,817)	$(230,758)	$(310,567)	$(8,921)	$(114,870)
Net cash provided by (used in) financing activities	$28,552	$131,062	$322,273	$(16,904)	$64,346
Weighted average shares outstanding
Basic	187,415,270	168,753,382	134,370,172	51,027,742	45,184,127
Diluted (1)	187,415,270	168,753,382	134,370,172	51,027,742	45,184,127

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

BACKGROUND

As of December 31, 2012, we owned interests in 64 hotels in major urban gateway markets including New York, Washington, Boston, Philadelphia, Los Angeles and Miami, including 57 wholly-owned hotels and interests in seven hotels owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December 31, 2012, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

In 2012, lodging fundamentals in those markets on which we focus, and for our Company in particular, continued to stabilize following the economic recession that began in 2008 and 2009.  Throughout 2009, the decrease in lodging demand accelerated, resulting in one of the largest RevPAR declines ever in the modern lodging industry.  Early in 2010, fundamentals in the U.S. lodging industry began showing signs of improvement with demand for rooms increasing in many major markets, as general economic indicators began to experience improvement.  As a result, the lodging industry experienced increases in occupancy in the early and middle parts of 2010, and with increasing demand, rates began to rebound in the middle and latter parts of 2010 and in 2011, particularly in major urban markets such as New York, Boston and Washington, D.C.  These positive trends continued, strengthened and expanded to other markets during the latter part of the year, resulting in continued growth in ADR and RevPAR during  2012.

During this same period, we took steps to better position our portfolio and our Company to take advantage of the anticipated economic recovery.    During 2012, we accessed the equity capital markets, raising approximately $128,558 in net proceeds from the sale of our common shares and also replaced our $250,000 secured credit facility with a new $400,000 unsecured credit facility.  We believe these improvements to our overall capitalization improved our financial stability and flexibility coming out of the economic downturn.

We simultaneously repositioned our portfolio to focus more on high barrier to entry and major urban markets.  In 2011 and 2012, we acquired nine hotels, including two in New York, one in Boston, one in Los Angeles, one in Miami, one in Philadelphia and one in Washington, D.C., bringing our New York City portfolio to 16 hotels comprising a substantial portion of our overall portfolio performance.  In 2012 we closed on the sale of 18 hotels in secondary and tertiary markets that we determined to be non-core.  During 2011 and continuing in 2012, we executed on renovations programs at a number of properties, accelerating those projects in our core markets in an effort to take advantage of what we expect to be stronger market conditions and operating fundamentals.  These efforts to reposition our portfolio yielded positive results in 2012.  As shown on the tables below under “Summary of Operating Results,” in 2012, we grew occupancy by 180 basis points, ADR by 5.5% and RevPAR by 8.1% across our consolidated hotels.  This 2012 growth follows our 2011 results, a year in which we grew occupancy by 40 basis points, ADR 6.5% and RevPAR by 7.1% across our consolidated hotels.  Increases were similar across our joint venture portfolio.

In October of 2012, our hotels across the eastern seaboard experienced the effects of Hurricane Sandy. Most of our hotels in these markets were able to remain open and continued to serve our guests through the duration of the storm. Our Holiday Inn Express on Water Street in lower Manhattan experienced flooding and was forced to close. We anticipate this hotel will remain closed through the first and second quarters of 2013 while restoration is in process. Five of our other lower Manhattan properties lost power during the storm and were forced to operate on limited power from back-up generators while the properties were without power. All five of these hotels have had their power restored and resumed operations within days after the storm. Our hotel redevelopment project at 32 Pearl Street in lower Manhattan experienced some flooding at the job site and experienced some damage to the project. The development of Hyatt Union Square, for which we are under agreement to acquire, was not significantly damaged during the storm. Both projects have experienced delays due to time required to repair damage caused by the storm and the availability of resources in lower Manhattan to continue construction efforts. The continued strength in business transient and leisure transient customer demand in Manhattan has partially offset the losses from the storm.  We are continuing to evaluate the financial impact of Hurricane Sandy and our ability to recover, through our Insurance policies, any loss due to interruption of business or damage to property. See Note 2, “Investment in Hotel Properties” of the consolidated financial statements for additional discussion of the impact of Hurricane Sandy on our properties.

As we enter 2013, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further stabilization in lodging fundamentals.  During 2013, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston, Philadelphia, Miami and Los Angeles.  We will continue to seek acquisition opportunities in urban centers and central business districts.  In addition, we will continue to look, for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets.  We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interest to, select existing joint venture partners.  We do not expect to actively pursue additional development loans or land leases in the near term.  While property joint ventures, development loans and land leases played an important role in our growth in the past, we do not expect them to play the same role in our near-term future.

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2013, the manner in which the economy will recover, if at all, is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped.  In addition, the availability for hotel level financing for the acquisition of new hotels is not recovering as quickly as the economy or broader financial markets.  As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three years ended December 31, 2012, 2011 and 2010.

CONSOLIDATED HOTELS:
	Year Ended 2012	Year Ended 2011	2012 vs. 2011 % Variance	Year Ended 2010	2011 vs. 2010 % Variance

Occupancy	75.8%	73.9%	1.8%	73.5%	0.4%
Average Daily Rate (ADR)	$162.65	$154.15	5.5%	$144.73	6.5%
Revenue Per Available Room (RevPAR)	$123.22	$113.96	8.1%	$106.36	7.1%

Room Revenues	$328,305	$269,825	21.7%	$226,198	19.3%
Hotel Operating Revenues	$355,815	$282,534	25.9%	$236,191	19.6%

RevPAR for the year ended December 31, 2012 increased 8.1% for our consolidated hotels when compared to the same period in 2011.  This represents a growth trend in RevPAR which is primarily due to the improving economic conditions in 2012 and the acquisition of hotel properties consummated in 2012 that are accretive to RevPAR.

The following table outlines operating results for the three years ended December 31, 2012, 2011 and 2010 for hotels we own through an unconsolidated joint venture interest (excluding those hotel assets which are currently held for sale). These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Year Ended 2012	Year Ended 2011	2012 vs. 2011 % Variance	Year Ended 2010	2011 vs. 2010 % Variance

Occupancy	57.0%	67.6%	-10.6%	64.4%	3.2%
Average Daily Rate (ADR)	$180.82	$152.38	18.7%	$145.39	4.8%
Revenue Per Available Room (RevPAR)	$103.08	$103.03	0.0%	$93.61	10.1%

Room Revenues	$64,044	$67,303	-4.8%	$59,707	12.7%
Total Revenues	$86,571	$89,849	-3.6%	$80,539	11.6%

For our unconsolidated hotels, RevPAR for the year ended December 31, 2012 was consistent with RevPAR achieved during the year ended December 31, 2011.  The relatively stable results in RevPAR during the year of 2012 when compared to the year of 2011 is primarily the result of joint venture assets that have been sold or those that are now consolidated for financial reporting purposes and therefore no longer contribute to the operating results of our portfolio of unconsolidated hotels.  Properties such as the Holiday Inn Express 29th Street, New York, NY, which, as of June 18, 2012, is no longer included in our unconsolidated joint ventures, tended to have higher occupancy and ADR than the remaining hotels in our unconsolidated joint venture hotel portfolio, resulting in the lower room revenues and revenues in the above table.  When compared to the same period in 2011, the remaining unconsolidated joint venture hotels follow the same growth trend for RevPAR as experienced in our same store consolidated hotels reported below during the year ended December 31, 2012.

On January 1, 2010, we acquired our joint venture partner’s membership interest in PRA Glastonbury, LLC, the owner of the Hilton Garden Inn, Glastonbury, CT, and this hotel became one of our wholly-owned hotels.  As a result of this transaction, our joint venture partner acquired our membership interest in PRA Suites at Glastonbury, LLC, the owner of the Homewood Suites, Glastonbury, CT.  In addition, this table excludes the operations of the Courtyard South Boston, MA for the period between April 13, 2010 and July 1, 2011.  On April 13, 2010, this hotel became one of our consolidated joint venture properties due to our acquisition of the mortgage note secured by Courtyard South Boston, MA.  The acquisition of this mortgage note caused us to be the primary beneficiary of the joint venture that owns the Courtyard South Boston, MA.  On July 1, 2011, Courtyard South Boston, MA transferred back to an unconsolidated joint venture property and is represented for six months worth of activity in the table above.

We define a same store hotel as one that is currently consolidated and that we have owned in whole or part for the entire period being reported and the comparable period in the prior year.  Based on this definition, for the years ended December 31, 2012 and 2011, there are 48 same store consolidated hotels and 40 same store consolidated hotels for the years ended December 31, 2011 and 2010.  The following table outlines operating results for the years ended December 31, 2012, 2011, and 2010, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:

SAME STORE CONSOLIDATED HOTELS
	(includes 48 hotels in both years)			(includes 40 hotels in both years)
	Year Ended 2012	Year Ended 2011	2012 vs. 2011 Variance	Year Ended 2011	Year Ended 2010	2011 vs. 2010 % Variance

Occupancy	76.3%	74.3%	2.0%	72.6%	72.4%	0.2%
Average Daily Rate (ADR)	$161.27	$155.73	3.6%	$144.55	$137.95	4.8%
Revenue Per Available Room (RevPAR)	$123.03	$115.72	6.3%	$104.87	$99.85	5.0%

Room Revenues	$283,174	$265,753	6.6%	$186,802	$177,739	5.1%
Total Revenues	$295,487	$276,876	6.7%	$195,631	$186,526	4.9%

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO DECEMBER 31, 2011
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues were approximately 99.4% and 98.7% of total revenues for the years ended December 31, 2012 and 2011, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that were consolidated in our financial statements during the period. Hotel operating revenues increased $73,471, or 26.0%, from $282,534 for the year ended December 31, 2011 to $356,005 for the same period in 2012.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2012 and 2011 and increases in hotel operating revenues for our 48 same store consolidated hotels.We acquired interests in the following four consolidated hotels that contributed the following operating revenues for the year ended December 31, 2012.

Brand	Location	Acquisition Date	Rooms	2012 Hotel Operating Revenues

The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	16,809
Bulfinch Hotel	Boston, MA	May 7, 2012	80	2,791
Holiday Inn Express	New York, NY	June 18, 2012	228	10,170
Courtyard by Marriott	Ewing, NJ	August 13, 2012	130	1,620
			549	$31,390

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the year ended December 31, 2012 included revenues for a full year related to five hotels that were purchased during the year ended December 31, 2011. Hotels acquired during the year ended December 31, 2011 would have a full year of results included in the year ended December 31, 2012 but not necessarily a full year of results during the same period in 2011. We acquired interests in the following five consolidated hotels during the year ended December 31, 2011:

Brand	Location	Acquisition Date	Rooms	2012 Hotel Operating Revenues	2011 Hotel Operating Revenues
Holiday Inn Express	Water Street, NY	March 25, 2011	112	5,847	5,580
Capitol Hill Suites	Washington, DC	April 15, 2011	152	7,570	5,319
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	11,871	6,760
Courtyard by Marriott	Miami, FL	November 16, 2011	263	15,952	1,694
Sheraton	New Castle, DE	December 28, 2010	192	6,844	68
			979	$48,084	$19,421

In addition, our existing portfolio experienced improvement in ADR and occupancy during the year ended December 31, 2012 when compared to the same period in 2011.  Occupancy in our consolidated hotels increased 180 basis points from approximately 73.9% during the year ended December 31, 2011 to approximately 75.8% for the same period in 2012.  ADR improved 5.5%, increasing from $154.15 for the year ended December 31, 2011 to $162.65 during the same period in 2012.  These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Effective June 1, 2012, we amended the interest rates on two of our development loans from 11.0% to 9.0%.  Prior to this interest income was earned on our development loans at rates ranging between 10.0% and 11.0%.  Interest income from development loans receivable was $1,998 for the year ended December 31, 2012 compared to $3,427 for the same period in 2011.

Of the $28,425 in development loans receivable outstanding as of December 31, 2012, $15,122, or 53.2%, is invested in hotels that are currently operating and generating revenue and $13,303, or 46.8%, is invested in a hotel construction project to develop the Hyatt Union Square in New York, NY, which has made significant progress toward completion. On June 14, 2011, in connection with entering into a purchase and sale agreement to acquire the Hyatt Union Square project, we ceased accruing interest for this development loan.  On February 1, 2013 we received payments of principal and accrued interest on the development loan with 44 Lexington Holding, LLC in the amount of $13,143, leaving the development loan with a principal balance of $1,979 as of February 1, 2013.

As hotel developers are engaged in constructing new hotels or renovating existing hotels the hotel properties are typically not generating revenue.  It is common for the developers to require construction type loans to finance the projects whereby interest incurred on the loan is not paid currently; rather it is added to the principal borrowed and repaid at maturity.  Prior to June 1, 2012, one of our development loans, which is a loan to an entity affiliated with certain of our non-independent trustees and executive officers allowed the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  Effective June 1, 2012, we amended the development loan to cease the buyer’s election to pay accrued interest in-kind.  As a result, a total of $678 and $2,094 in accrued interest on these development loans was added to principal for the year ended December 31, 2012 and 2011, respectively.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $212 and $333 for the years ended December 31, 2012 and 2011.

Expenses

Total hotel operating expenses increased 28.0% to approximately $196,119 for the year ended December 31, 2012 from $153,227 for the year ended December 31, 2011. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2011, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization to $57,364 for the year ended December 31, 2012 from $50,780 for the year ended December 31, 2011. Similarly, real estate and personal property tax and property insurance increased $3,465, or 18.2%, in the year ended December 31, 2012 when compared to the same period in 2011 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $4,895 from $18,532 in 2011 to $23,427 in 2012.  Incentive compensation of $2,349 earned for the year ended December 31, 2012 was accrued in the fourth quarter of 2012.  Incentive compensation of $1,747 earned for the year ended December 31, 2011 was accrued in the fourth quarter of 2011.    General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $2,088 when compared to expense of December 31, 2012 and the same period of 2011.  This increase in share based compensation expense is due primarily from the vesting of shares and restricted share issuances.  The Compensation Committee adopted the 2012 Annual LTIP which included $1,785 of stock based compensation expense for year ended December 31, 2012.  In addition, on April 18, 2012, the Compensation Committee entered into amended and restated employment agreements with the Company’s executive officers therefore having $822 of stock based compensation for the year ended December 31, 2012.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.  Increases in other general and administrative expenses resulted primarily from increases in employee headcount and base compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $1,555 from $2,742 for the year ended December 31, 2011 to $1,187 for the year ended December 31, 2012 due to fewer acquisitions consummated during the year ended December 31, 2012.  The costs incurred in 2012 were related to the following hotels: $963 related to our acquisition of The Rittenhouse Hotel, Philadelphia, PA; $61 related to acquisition of Bulfinch, Boston, MA; $67 related to our acquisition of Holiday Inn Express Manhattan, NY; $8 related to our acquisition of Courtyard Ewing, NJ.  The costs incurred in 2011 were related to following hotels: Holiday Inn Express, Water Street, NY; Capitol Hill Suites Washington, DC; Courtyard Westside LA, CA; Courtyard Miami, FL.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.  The remaining costs related to transactions that were terminated during the year.

Operating Income

Operating income for the year ended December 31, 2012 was $56,756 compared to operating income of $41,074 during the same period in 2011.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred in 2021.

Interest Expense

Interest expense increased $3,489 from $40,478 for the year ended December 31, 2011 to $43,967 for the year ended December 31, 2012. The increase in interest expense is due primarily to the new debt and associated interest expense for the acquired properties during 2012 offset partially by lower borrowing costs on our outstanding debt.

Unconsolidated Joint Venture Investments

We incurred a loss from the operations of our unconsolidated joint ventures of $232 for the year ended December 31, 2012 compared to income of $210 for 2011.  In addition, during the year ended December 31, 2012, we recorded a loss of $1,668 as a result of the remeasurement of our interest in the Inn America Hospitality at Ewing, LLC joint venture, the owner of the Courtyard by Marriott, in Ewing, NJ, and a loss of $224 recorded as a result of the remeasurement of our interest in the Metro 29th Street Associates, LLC joint venture, the owner of the Holiday Inn Express, in New York, NY.

During the year ended December 31, 2011, as a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, the owner of the Courtyard by Marriott, in South Boston, MA, we recorded gains of $2,757.  Also, as noted above, we entered into two purchase and sale agreements to dispose of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture.  As a result of entering into these purchase and sale agreements, during the year ended December 31, 2011, we recorded an impairment loss of approximately $1,677 for those assets where our investment in the joint venture exceeds the anticipated net proceeds distributable to us based on the purchase price in year-end 2011.
Income Tax Benefit

During the year ended December 31, 2012, the Company evaluated the recoverability of its deferred tax assets, and accordingly reversed its valuation allowance against a portion of its deferred tax asset, resulting in an income tax benefit of $3,355.

Discontinued Operations

During the years ended December 31, 2012 and 2011, we reclassified the operating results of 18 non-core hotel properties, two land parcels located at 585 Eighth Avenue, New York, NY, and Nevins Street, Brooklyn, NY, Comfort Inn, West Hanover, PA, and the Comfort Inn, North Dartmouth, MA, to discontinued operations in the statement of operations. During 2012, we closed on the sale of the non-core portfolio, the land parcel at 585 Eighth Avenue, New York, NY, and the Comfort Inn, North Dartmouth, MA, recognizing  a gain on sale of approximately $11,231.  During 2011, we closed on the sale of the land parcel at Nevins Street, NY, and the Comfort Inn, West Hanover, PA recognizing a gain on sale of approximately $991.  Also in 2011, we recorded an impairment loss of approximately $30,248 on the non-core portfolio for those consolidated assets for which we anticipated net proceeds to not exceed the carrying value.

We recorded a loss from discontinued operations of approximately $232 during the twelve months ended December 31, 2012, compared to income of approximately $1,040 during the twelve months ended December 31,2011, primarily due to operations from the discontinued assets being included for a full year during 2011, as compared to a partial year until the date of sale during 2012.  See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net income applicable to common shareholders for the year ended December 31, 2012 was $8,376 compared to net loss applicable to common shareholders of $35,733 for the same period in 2011.

During the year ended December 31, 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $3,501 for the year ended December 31, 2012.  See “Note 1 – Organization And Summary Of Significant Accounting Policies” of the notes to the consolidated financial statements for the years ended December 31, 2012 and 2011 for more information.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO DECEMBER 31, 2010
(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2011 consisted of hotel operating revenues, interest income from our development loan program, and other revenue.  Hotel operating revenues increased $46,343, or 19.6%, from $236,191 for the year ended December 31, 2010 to $282,534 for the same period in 2011.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2011 and 2010 and increases in revenues in our same store consolidated hotels.

We acquired interests in the following five consolidated hotels that contributed the following operating revenues for the year ended December 31, 2011:

Brand	Location	Acquisition Date	Rooms	2011 Hotel Operating Revenues
Holiday Inn Express	Water Street, NY	March 25, 2011	112	5,580
Capitol Hill Suites	Washington, DC	April 15, 2011	152	5,319
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	6,760
Courtyard by Marriott	Miami, FL	November 16, 2011	263	1,694
Sheraton	New Castle, DE	December 28, 2010	192	68
			979	$19,421

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2011 included revenues for a full year related to six hotels that were purchased during the year ended December 31, 2010. Hotels acquired during the year ended December 31, 2010 would have a full year of results included in the year ended December 31, 2011 but not necessarily a full year of results during the same period in 2010.  We acquired interests in the following six consolidated hotels during the year ended December 31, 2010:

Brand	Location	Acquisition Date	Rooms	2011 Hotel Operating Revenues	2010 Hotel Operating Revenues

Hilton Garden Inn	Glastonbury, CT	January 1, 2010	150	$5,371	$5,046
Hampton Inn	Times Square, NY	February 9, 2010	184	13,284	11,188
Holiday Inn Express	Times Square, NY	February 9, 2010	188	14,117	12,278
Candlewood Suites	Times Square, NY	February 9, 2010	210	11,305	9,215
Holiday Inn	Wall Street, NY	May 7, 2010	113	6,756	4,496
Hampton Inn	Washington, DC	September 1, 2010	228	13,341	3,923
			1,073	$64,174	$46,146
In addition, our existing portfolio experienced improvement in ADR and occupancy during the year ended December 31, 2011 when compared to the same period in 2010.  Occupancy in our consolidated hotels increased 40 basis points from approximately 73.5% during the year ended December 31, 2010 to approximately 73.9% for the same period in 2011.  ADR improved 6.5% increasing from $144.73 for the year ended December 31, 2010 to $154.15 during the same period in 2011.  These improvements were due to improvements in lodging trends in the markets in which we operate.

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

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $333 and $325 for the years ended December 31, 2011 and 2010.

Expenses

Total hotel operating expenses increased 17.9% to approximately $153,227 for the year ended December 31, 2011 from $129,978 for the year ended December 31, 2010. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2010, as mentioned above. In addition, hotel operating expense increased due to an increase in bad debt expense resulting from the bankruptcy of an airline customer with outstanding receivable balances at two of our hotel properties. The acquisitions also resulted in an increase in depreciation and amortization to $50,780 for the year ended December 31, 2011 from $43,946 for the year ended December 31, 2010. Similarly, real estate and personal property tax and property insurance increased $2,138, or 12.8%, in the year ended December 31, 2011 when compared to the same period in 2010 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $1,670 from $16,862 in 2010 to $18,532 in 2011.  General and administrative expense includes expense related to non-cash shared based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Non-cash stock based compensation expense increased $941 when comparing the year ended December 31, 2011 to the same period in 2010.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Incentive compensation of $1,747 earned for the year ended December 31, 2011 was accrued during the quarter ended December 31, 2011.  Incentive compensation of $1,720 earned for the year ended December 31, 2010 was accrued in the fourth quarter of 2010.   Discretionary incentive compensation related to the 2009 fiscal year was determined subsequent to December 31, 2009.  As result, incentive compensation of $1,256 earned for the year ended December 31, 2009 was recorded in 2010.   An increase in employee headcount and base compensation offsets the decrease in incentive compensation in 2011, due to the 2009 and 2010 incentive compensation being recorded in 2010.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $2,060 from $4,802 for the year ended December 31, 2010 to $2,742 for the year ended December 31, 2011 due to fewer acquisitions consummated during the period ended December 31, 2011.  The costs incurred in 2011 were related to the following hotels: $716 related to our acquisition of Holiday Inn Express Water Street, NY; $1,043 related to acquisition of Capitol Hill Suites Washington, DC; $165 related to our acquisition of Courtyard Westside LA, CA; $236 related to our acquisition of Courtyard Miami, FL.  The costs incurred in 2010 were related to following hotels: Hilton Garden Inn, Glastonbury, CT; Hampton Inn Times Square, New York, NY; Holiday Inn Express, Times Square, New York, NY; Candlewood Suites Times Square, New York, NY; Holiday Inn Wall Street, New York, NY; and Hampton Inn, Washington, DC.  Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property.  The remaining costs related to transactions that were terminated during the year.

Operating Income

Operating income for the year ended December 31, 2011 was $41,074 compared to operating income of $27,749 during the same period in 2010.  The increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred in 2011.

Interest Expense

Interest expense increased $856 from $39,622 for the year ended December 31, 2010 to $40,478 for the year ended December 31, 2011. On April 30, 2012, the Company sold the land parcel and improvements located at 585 Eighth Avenue, New York, NY.  Therefore, interest expense associated with this debt encumbering this property was reclassified to discontinued operations in the statement of operations for the years ended December 31, 2011 and 2010.  See “Note 12 – Discontinued Operations” of the notes to the consolidated financial statements for the years ended December 31, 2011 and 2010 for more information.  This is offset by the new debt and associated interest expense for the acquired properties during 2011.

Unconsolidated Joint Venture Investments

We recorded income from the operations of our unconsolidated joint ventures of $210 for the year ended December 31, 2011 compared to a loss of $1,751 for 2010.  In addition, as a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, the owner of the Courtyard by Marriott, in South Boston, MA, we recorded gains of $2,757 and $2,190 for the year ended December 31, 2011 and 2010, respectively. In 2010, we also recorded a $1,818 gain on the remeasurement of our interest in an unconsolidated joint venture that owned the Hilton Garden Inn in Glastonbury, CT.  Also, as a result of entering into the purchase and sale agreements for the sale of our non-core hotels, we have recorded an impairment loss of approximately $1,677 for those assets where our investment in the joint venture exceeds the anticipated net proceeds distributable to us based on the purchase price.  See “Note 12-Discontinued Operations” of the notes to the consolidated financial statements for the year ended December 31, 2011 and 2010 for more information.

Discontinued Operations

During the years ended December 31, 2011 and 2010, we reclassified the operating results of 18 non-core hotel properties, two land parcels located at 585 Eighth Avenue, New York, NY, and Nevins Street, Brooklyn, NY, Comfort Inn, West Hanover, PA, Comfort Inn, North Dartmouth, MA,  and Holiday Inn Express, New Columbia, PA to discontinued operations in the statement of operations. During 2011, we closed on the sale of the land parcel at Nevins Street, NY, and the Comfort Inn, West Hanover, PA incurring a gain on sale of approximately $991.  Also in 2011, we recorded an impairment loss of approximately $30,248 on the non-core portfolio for those consolidated assets for which we anticipated net proceeds to not exceed the carrying value.  This portfolio was sold in 2012.  During 2010, we closed on the sale of Holiday Inn Express, New Columbia, PA incurring a gain on sale of approximately $347.  In 2010, we also recorded impairment loss of approximately $2,433 on the Comfort Inn, North Dartmouth, MA, the land parcel located at 585 Eighth Avenue and the land parcel located on Nevins Street, NY, as we determined the carrying value at the time did not exceed fair value.  Each of these properties were sold in 2011 or 2012.

We recorded a gain from discontinued operations of approximately $1,040 of during the twelve months ended December 31, 2011, compared to loss of approximately $4,327 during the twelve months ended December 31,2010, primarily due to improved performance of the discontinued assets during 2011 and partially due to operations from the discontinued assets being included for a full year during 2010, as compared to a partial year until the date of sale during 2011.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan.  We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of December 31, 2012.  Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties.  However, these covenants do not constitute an event of default for these loans.  Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

On November 5, 2012, we entered into a new $400,000 senior unsecured credit facility.  The $400,000 credit facility provides for a $250,000 senior unsecured revolving line of credit and a $150,000 senior unsecured term loan.  Our previous $250,000 secured credit facility was terminated and replaced by the new credit facility, and, as a result, all amounts outstanding under our previous credit facility were repaid with borrowings from our new credit facility.  The $400,000 credit facility expires on November 5, 2015, and, provided no event of default has occurred and remains uncured, we may request that the lenders renew the credit facility for two additional one-year periods.  The credit facility is also expandable to $550,000 at our request, subject to the satisfaction of certain conditions.  On January 3, 2013, we drew an additional $50,000 in unsecured term debt on our credit facility, making the total outstanding unsecured term debt balance $150,000.

As of December 31, 2012, the outstanding unsecured term loan balance under the $400,000 credit facility was $100,000 and the revolving line of credit balance was $0.  As of December 31, 2012, our remaining borrowing capacity under the $400,000 credit facility was $236,478, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets.  We intend to repay indebtedness incurred under the $400,000 credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs.  However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2012, we have $8,070 indebtedness payable on or before December 31, 2013.  We used borrowings provided under the unsecured term loan portion of the $400,000 credit facility to repay mortgages on seven hotel properties during the fourth quarter of 2012.  We currently expect that cash requirements for all debt that is not refinanced by our existing lenders of for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $400,000 credit facility and the issuance of our securities.

On May 8, 2012, we closed on a public offering in which we issued and sold 24,000,000 common shares through several underwriters for net proceeds to us of approximately $128,558.  Immediately upon the closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional Common Units in HHLP.  HHLP used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and for general corporate purposes, including the funding of future acquisitions.

Development Loans Receivable

As of December 31, 2012, we have $28,425 in development loan principal receivable and $348 in accrued interest receivable on these loans.  We may convert the principal and interest due to us on those development loans that are not extended into equity interests in the hotels developed by entering into purchase and sale agreements to acquire hotel properties from developers of their affiliates that allow us to pay a portion of the purchase price by forgiving and cancelling amounts owed to us under development loans, allowing us to reduce the amount of cash required to fund these acquisitions.  See “Note 4 – Development Loan Receivable,” for further information.

Acquisitions

During the year ended December 31, 2012, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
The Rittenhouse Hotel, Philadelphia, PA	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$963	$-	$42,596	$-
Bulfinch Hotel, Boston, MA	5/7/2012	1,456	14,954	1,790	-	-	61	-	18,261	-
Holiday Inn Express, New York, NY	6/18/2012	30,329	57,016	2,856	98	-	67	-	90,366	73,038
Courtyard by Marriot, Ewing, NJ	8/13/2012	950	9,835	1,415	30	-	8	-	12,238	12,875

Total		$39,854	$111,410	$9,641	$2,284	$(827)	$1,099	$-	$163,461	$85,913

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

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the $250,000 unsecured revolving line of credit portion of our $400,000 credit facility.  We believe that the net cash provided by operations in the coming year, the additional $50,000 draw of our unsecured term loan, and borrowings drawn on the $250,000 revolving line of credit portion of our $400,000 credit facility will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2012, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the year ended December 31, 2012 was $71,756 and cash used for the payment of distributions and dividends for the year ended December 31, 2012 was $60,127.

We also project that our operating cash flow and available borrowings under the $250,000 revolving line of credit as portion of our $400,000 credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovation and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and scheduled debt repayments. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including borrowings under the $250,000 revolving line of credit portion of our $400,000 credit facility and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. Certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

We have increased our spending on capital improvements during the year ended December 31, 2012 when compared to the same period in 2011.  During the year ended December 31, 2012 we spent $28,443 on capital expenditures to renovate, improve or replace assets at our hotels.  This compares to $26,201 during the same period in 2011.  Our increase in capital expenditures is a result of complying with brand mandated improvements and initiating projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.  We expect further expansion of our capital expenditures in 2013 in an effort to invest in projects that we believe will generate additional returns as economic conditions improve.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have three ongoing hotel development projects.  We are constructing an additional hotel tower at our Courtyard by Marriott in Miami Beach, FL.  We are also completing the construction of a Hampton Inn in lower Manhattan, New York, NY.  During the year ended December 31, 2012 we spent $10,171 on hotel development projects.  This compares to $32,120 during the same period in 2011.  Finally, we have entered into a purchase and sale agreement to acquire the Hyatt Union Square, New York, NY upon completion of construction for an approximate purchase price of $104,303.  While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.  These projects will require significant capital which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings.  In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

We may spend additional amounts, if necessary, to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We expect to use operating cash flow, borrowings under the $250,000 revolving line of credit portion of our credit facility, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Years Ended December 31, 2012 and December 31, 2011

Net cash provided by operating activities increased $13,088, from $58,668 for the year ended December 31, 2011 to $71,756 for 2012.  Net income, adjusted for non-cash items such as gain on disposition of hotel properties, impairment of assets, benefit for income taxes, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $16,556 for the year ended December 31, 2012 when compared to 2011.  This is primarily due to cash provided by properties acquired over the past eighteen months and improving operating results within our existing portfolio.  In addition, acquisition and terminated transaction costs incurred for the year ended December 31, 2012 decreased $1,555 when compared to the same period in 2011.  Offsetting the increases in cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities, such as accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2012 decreased $174,941, from $230,758 for year ended December 31, 2011 compared to $55,817 for 2012.  During the 2012 fiscal year, we closed on the sale of 18 hotel properties and one land parcel generating net proceeds $63,722.  In addition, spending on the purchase of hotel properties and development projects was $99,512 lower during 2012 compared to 2011.  We also received cash from the repayment of development loans and notes receivable during the year ended December 31, 2012.  Offsetting these amounts were a decrease in distributions from our unconsolidated joint ventures for the year ended 2012 when compared to the year ended 2011.

Net cash provided by financing activities for year ended December 31, 2012 was $28,552 compared to $131,062 during the same period in 2011.  Net repayments of mortgages and notes payable increased $151,868 during the year ended 2012 when compared to the same period in 2011, which was funded in part with borrowings under the $100,000 unsecured term loan portion of our $400,000 credit facility.  Net repayments on our revolving credit facility were $56,000 higher during the year ended December 31, 2012 than in 2011.  Offsetting this increase in cash used to repay the line of credit and mortgages and notes payable were proceeds from our common stock offering.  During the second quarter of 2012, we completed an offering of common shares with net proceeds of $128,558.  During the second quarter of 2011, we completed an offering of preferred shares with net proceeds of $110,977.  These offerings have increased our preferred dividend obligations and common dividend payments causing a net increase in total dividends and distributions paid of $12,995 when comparing the years ended December 31, 2012 to 2011.

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

Net cash used in investing activities for the year ended December 31, 2011 decreased $79,809, from $310,567 for year ended December 31, 2010 compared to $230,758 for 2011.  During 2011, we used $167,149 to acquire five hotel properties.  This compares to $260,755 to acquire seven properties during the same period in 2010.  In 2011 we also received $13,285 from one of our unconsolidated joint ventures as a result of it refinancing its debt.  Offsetting these decreases in cash used in investing activities was an increase to $26,222 in capital expenditures and hotel development projects for the year ended 2011 when compared to the year ended 2010.  We have also funded $18,000 in deposits for the acquisition of additional hotel properties and invested $1,570 in a note receivable from an unconsolidated joint venture which will be used by the venture to fund a renovation.

Net cash provided by financing activities for year ended December 31, 2011 was $131,062 compared to $322,273 during the same period in 2010.  During the year ended 2010 we completed three equity offerings with net proceeds of $420,441.  During the year ended 2011, we completed an offering of preferred shares with net proceeds of $110,977.  These offerings and an additional equity offering in October 2010 increased our share count and preferred dividend obligations causing a net increase in total dividends and distributions paid of $16,879 when comparing the year ended 2011 to the year ended 2010.   Offsetting the proceeds from these offerings in 2010 and 2011 were net proceeds of $5,000 on our credit facility during 2010 compared to net repayments of $33,200 during the same period in 2011.  Net proceeds on our mortgages and notes payable were $63,085 during the year ended December 31, 2011 compared to net repayments of $30,305 during the same period in 2010.

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

FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity or ability to make distributions. We consider FFO to be a meaningful, additional measure of operating performance because it excludes the effects of the assumption that the value of real estate assets diminishes predictably over time, and because it is widely used by industry analysts as a performance measure. We show both FFO from consolidated hotel operations and FFO from unconsolidated joint ventures because we believe it is meaningful for the investor to understand the relative contributions from our consolidated and unconsolidated hotels. The display of both FFO from consolidated hotels and FFO from unconsolidated joint ventures allows for a detailed analysis of the operating performance of our hotel portfolio by management and investors. We present FFO applicable to common shares and Common Units because our Common Units are redeemable for common shares. We believe it is meaningful for the investor to understand FFO applicable to all common shares and CommonUnits.

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net loss applicable to common shares	$8,376	$(35,733)	$(21,157)
Loss allocated to noncontrolling interest	(158)	(1,734)	(845)
(Income) loss from unconsolidated joint ventures	2,124	(1,290)	(2,257)
Gain on disposition of hotel properties	(11,231)	(991)	(347)
Loss from impairment of depreciable assets	-	30,248	2,433
Depreciation and amortization	57,364	50,780	43,946
Depreciation and amortization from discontinued operations	27	4,924	8,154
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	-	147	(307)
Funds from consolidated hotel operations applicable to common shares and Partnership Units	56,502	46,351	29,620

Income (loss) from Unconsolidated Joint Ventures	(2,124)	1,290	2,257
Less:
Gain from remeasurement of investment in unconsolidated joint ventures	1,892	(2,757)	(4,008)
Add:
Impairment of investment in unconsolidated joint ventures	-	1,677	-
Depreciation and amortization of purchase price in excess of historical cost (2)	902	1,965	2,033
Interest in depreciation and amortization of unconsolidated joint ventures (3)	5,441	5,906	3,905
Funds from unconsolidated joint ventures operations applicable to common shares and Partnership Units	6,111	8,081	4,187

FFO applicable to common shares and Partnership Units	$62,613	$54,432	$33,807

Weighted Average Common Shares and Units Outstanding
Basic	187,415,270	168,753,382	134,370,172
Diluted	198,110,615	181,090,322	146,656,308

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
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

INFLATION

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflact the effects of inflation.  However, competitive pressures may limit the ability of our management companies to raise room rates.

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

As of December 31, 2012, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Investment in Joint Ventures

Properties owned in joint ventures are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE.  An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. This evaluation requires significant judgment.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2012.

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter
Long Term Debt	$16,486	$32,139	$136,361	$282,291	$156,864	$65,321
Interest Expense on Long Term Debt	37,592	36,219	29,910	20,708	3,290	30,611
Unsecured Term Loan (1)	-	-	100,000	-	-	-
Unsecured Line of Credit	-	-	-	-	-	-
Interest Expense on Unsecured Term Loan	3,190	3,190	2,703	-	-	-
Hotel Ground Rent	730	735	735	735	735	61,665
Total	$57,998	$72,283	$269,709	$303,734	$160,889	$157,597

(1)	On January 3, 2013, we funded the remaining $50,000 tranche of the unsecured term loan portion of our credit facility, which was used to pay off mortgage indebtedness for one of our hotel properties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of December 31, 2012, we are exposed to interest rate risk with respect to variable rate borrowings under our $400,000 credit facility and certain variable rate mortgages and notes payable. As of December 31, 2012, we had total variable rate debt outstanding of $70,548 with a weighted average interest rate of 3.44%.  The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2012 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2012 of $1,143.

                Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2012, we have an interest rate cap related to debt on the Hotel 373, New York, NY and our two subordinated notes payable, and we have six interest rate swaps related to debt on the Holiday Inn Express Times Square, New York, NY, Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, and our corporate credit facility.  Subsequent to December 31, 2012, we repaid the mortgage secured by the Holiday Inn Express Times Square in New York, NY, and terminated the interest rate swaps associated with this mortgage.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2012 all of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2012 to be approximately $719,512 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2012 to be approximately $769,190.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of December 31, 2012, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total

Fixed Rate Debt	$16,486	$32,139	$236,361	$282,291	$137,864	$13,774	$718,915
Weighted Average Interest Rate	5.42%	5.38%	5.79%	5.77%	7.15%	7.15%	5.24%

Floating Rate Debt	-	-	-	-	19,000	$51,548	$70,548
Weighted Average Interest Rate	3.43%	3.43%	3.43%	3.43%	3.20%	3.20%	2.87%
	$16,486	$32,139	$236,361	$282,291	$156,864	$65,322	$789,463

The table incorporates only those exposures that existed as of December 31, 2012, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2013	2014	2015	2016	2017	Thereafter	Total

Principal repayments due as of December 31, 2012, as noted above	$16,486	$32,139	$236,361	$282,291	$156,864	$65,322	$789,463

Adjustments: Extension Options (1)

Courtyard - Miami Beach Oceanfront (2)	-	-	-	(50,000)	50,000	-	-
Courtyard - Los Angeles, CA (3)	-	-	(27,500)	27,500	-	-	-
Capitol Hill Hotel - Washington DC (4)	-	-	(23,635)	1,467	22,168	-	-
Holiday Inn Express - Times Square (5)	38,540	(991)	(1,044)	(36,506)	-	-	-
Term Loan (6)	-	-	(100,000)	-	150,000	-	50,000
As Adjusted Principal Repayments	$55,026	$31,148	$84,182	$224,752	$379,032	$65,322	$839,463

(1) Adjustments include amortization of principal scheduled to occur subsequent to December 31, 2012 through maturity date and extended maturity date if options are exercised.

(2) Represents mortgage debt on the Courtyard Miami Beach Oceanfront. The loan is schedule to mature in July 2016 and contains a one year extension option. The intial funding is $45.0 million, with three additional draws of $5.0 million each every 90 days to fund the construction of the new 93-room ocean front tower.

(3) Represents mortgage debt on the Courtyard, Los Angeles, CA, which contains a one-year extension option, subject to the lender's approval in its discretion, effectively extending the maturity from September 2015 to September 2016.

(4) Represents mortgage debt on the Capitol Hill Hotel, Washington DC, which contains a two-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from February 2015 to February 2017.

(5) Represents the paydown of the mortgage debt on the Holiday Inn Express - Times Square in January 2013.

(6) Represents borrowings under the $150 million unsecured term loan portion of the $400 million unsecured credit facility.  This credit facility contains two one-year extension options, which are subject to the lenders' approval in their discretion.  If approved, the maturity could be extended from November 2015 to November 2017. The adjusted 2017 amount reflects an additional $50 million drawn on the term loan on January 3, 2013.

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of Hersha Hospitality Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 22, 2013

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	December 31, 2012	December 31, 2011
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation, (including consolidation of variable interest entity assets of $86,657 and $0)	$1,466,713	$1,341,536
Investment in Unconsolidated Joint Ventures	16,007	38,839
Development Loans Receivable	28,425	35,747
Cash and Cash Equivalents	69,059	24,568
Escrow Deposits	26,792	27,321
Hotel Accounts Receivable, net of allowance for doubtful accounts of $365 and $495	11,538	11,353
Deferred Financing Costs, net of Accumulated Amortization of $4,841 and $9,138	8,695	9,023
Due from Related Parties	8,488	6,189
Intangible Assets, net of Accumulated Amortization of $2,413 and $1,357	8,698	8,013
Deposits on Hotel Acquisitions	37,750	19,500
Other Assets	25,514	14,991
Hotel Assets Held for Sale	-	93,829

Total Assets	$1,707,679	$1,630,909

Liabilities and Equity:
Line of Credit	$-	$51,000
Unsecured Term Loan	100,000	-
Mortgages and Notes Payable, including net Unamortized Premium (including consolidation of variable interest entity debt of $57,256 and $0)	692,708	707,374
Accounts Payable, Accrued Expenses and Other Liabilities	33,838	31,140
Dividends and Distributions Payable	15,621	13,908
Due to Related Parties	4,403	2,932
Liabilities Related to Assets Held for Sale	-	61,758

Total Liabilities	846,570	868,112

Redeemable Noncontrolling Interests - Common Units (Note 1)	$15,321	$14,955

Equity:
Shareholders' Equity:
Preferred Shares: 8% Series A, $.01 Par Value, 29,000,000 shares authorized, 2,400,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $60,000) at December 31, 2012 and December 31, 2011	24	24
Preferred Shares: 8% Series B, $.01 Par Value, 4,600,000 shares authorized, 4,600,000 Shares Issued and Outstanding (Aggregate Liquidation Preference $115,000) at December 31, 2012 and none issued and outstanding at December 31, 2011	46	46
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at December 31, 2012 and December 31, 2011, 198,672,356 and 169,969,973 Shares Issued and Outstanding at December 31, 2012 and December 31, 2011, respectively	1,986	1,699
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(1,786)	(1,151)
Additional Paid-in Capital	1,178,292	1,041,027
Distributions in Excess of Net Income	(348,734)	(310,972)
Total Shareholders' Equity	829,828	730,673

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	15,484	16,862
Noncontrolling Interests - Consolidated Joint Ventures	-	307
Noncontrolling Interests - Consolidated Variable Interest Entity	476	-
Total Noncontrolling Interests	15,960	17,169

Total Equity	845,788	747,842

Total Liabilities and Equity	$1,707,679	$1,630,909

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2012	2011	2010
Revenue:
Hotel Operating Revenues	$356,005	$282,534	$236,191
Interest Income from Development Loans	1,998	3,427	4,686
Other Revenues	212	333	325
Total Revenues	358,215	286,294	241,202

Operating Expenses:
Hotel Operating Expenses	196,119	153,227	129,978
Hotel Ground Rent	835	877	941
Real Estate and Personal Property Taxes and Property Insurance	22,527	19,062	16,924
General and Administrative (including Share Based Payments of $9,678, $7,590, and $6,649)	23,427	18,532	16,862
Acquisition and Terminated Transaction Costs	1,187	2,742	4,802
Depreciation and Amortization	57,364	50,780	43,946
Total Operating Expenses	301,459	245,220	213,453

Operating Income	56,756	41,074	27,749

Interest Income	1,311	456	168
Interest Expense	43,967	40,478	39,622
Other Expense	788	970	463
Loss on Debt Extinguishment	3,324	123	878
Income (loss) before (Loss) Income from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	9,988	(41)	(13,046)

(Loss) Income from Unconsolidated Joint Ventures	(232)	210	(1,751)
Impairment of Investment in Unconsolidated Joint Venture	-	(1,677)	-
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Venture	(1,892)	2,757	4,008
(Loss) Income from Unconsolidated Joint Venture Investments	(2,124)	1,290	2,257

Income (Loss) Before Income Taxes	7,864	1,249	(10,789)

Income Tax Benefit	3,355	-	-
Income (Loss) from Continuing Operations	11,219	1,249	(10,789)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	11,231	991	347
Impairment of Discontinued Assets	-	(30,248)	(2,433)
(Loss) Income from Discontinued Operations	(232)	1,040	(4,327)
Income (Loss) from Discontinued Operations	10,999	(28,217)	(6,413)

Net Income (Loss)	22,218	(26,968)	(17,202)

Loss Allocated to Noncontrolling Interests	158	1,734	845
Preferred Distributions	(14,000)	(10,499)	(4,800)

Net Income (Loss) applicable to Common Shareholders	$8,376	$(35,733)	$(21,157)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2012		2011		2010
Earnings Per Share:
BASIC
(Loss) from Continuing Operations applicable to Common Shareholders	$(0.01)		$(0.05)		$(0.11)
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.05		$(0.16)		(0.05)

Net Income (Loss) applicable to Common Shareholders	$0.04		$(0.21)		$(0.16)

DILUTED
(Loss) from Continuing Operations applicable to Common Shareholders	$(0.01	) *	$(0.05	) *	$(0.11	) *
Income (Loss) from Discontinued Operations applicable to Common Shareholders	$0.05	*	$(0.16	) *	(0.05	) *

Net Income (Loss) applicable to Common Shareholders	$0.04	*	$(0.21	) *	$(0.16	)*

Weighted Average Common Shares Outstanding:
Basic	187,415,270		168,753,382		134,370,172
Diluted	187,415,270	*	168,753,382	*	134,370,172	*

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and operating partnership units held by the limited partners of Hersha Hospitality Limited Partnership (“Common Units”), have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Common Units of Limited Partnership Interest	7,208,123	7,295,112	8,628,492
Unvested Stock Awards Outstanding	433,097	584,216	396,328
Contingently Issuable Share Awards	2,778,545	2,097,456	934,097
Options to Acquire Common Shares Outstanding	275,580	2,360,156	2,327,219
Total potentially dilutive securities excluded from the denominator	10,695,345	12,336,940	12,286,136

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]]

	2012	2011	2010
Net income (loss)	22,218	(26,968)	(17,202)
Other comprehensive loss
Change in fair value of derivative instruments	(635)	(813)	(178)
Comprehensive income (loss)	21,583	(27,781)	(17,380)
Less: Comprehensive loss attributable to noncontrolling interests	158	1,734	845
Comprehensive income (loss) attributable to common shareholders	$21,741	$(26,047)	$(16,535)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT PER SHARE AMOUNTS]

	Shareholders' Equity												Noncontrolling Interests						Redeemable Noncontrolling Interests
	Class A Common Shares		Class B Common Shares		Series A Preferred Shares		Series B Preferred Shares						Common Units						Common Units
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Shares	Dollars	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontr olling Interests	Total Equity	Shares	Dollars
Balance at December 31, 2009	57,682,917	$577	-	$-	2,400,000	$24	-	$-	$487,481	$(160)	$(185,725)	$302,197	5,637,558	$27,126	$267	$-	$27,393	$329,590	3,064,252	$14,733
Unit Conversion	2,934,511	29	-	-	-	-	-	-	12,405	-	-	12,434	(2,884,511)	(12,203)	-	-	(12,203)	231	(50,000)	(230)
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	(6,374)	-	-	(6,374)	-	-	-	-	-	(6,374)	-	6,374
Common Stock Issuance																	-
Common Stock Offering, net of costs	108,100,000	1,081	-	-	-	-	-	-	419,360	-	-	420,441	-	-	-	-	-	420,441	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	1,651,613	6,256	-	-	6,256	6,256	-	-
Dividends and Distributions declared:																	-
Common Stock ($0.20 per share)	-	-	-	-	-	-	-	-	-	-	(29,277)	(29,277)	-	0	-	-	-	(29,277)	-	-
Preferred Stock ($2.00 per Series A share)	-	-	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	-	(4,800)	-	-
Common Units ($0.20 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,090)	-	-	(1,090)	(1,090)	-	(610)
Dividend Reinvestment Plan	2,655	-	-	-	-	-	-	-	12	-	-	12	-	-	-	-	-	12	-	-
Stock Based Compensation																	-
Grants	485,555	5	-	-	-	-	-	-	259	-	-	264	-	-	-	-	-	264	-	-
Amortization	-	-	-	-	-	-	-	-	5,072	-	-	5,072	-	-	-	-	-	5,072	-	-
Distribution to Noncontrolling Interest in Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Change in Fair Value of Derivative Instrument	-	-	-	-	-	-	-	-	-	(178)	-	(178)	-	-	-	-	-	(178)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	(16,357)	(16,357)	-	(679)	207	-	(472)	(16,829)	-	(373)
Balance at December 31, 2010	169,205,638	$1,692	-	$-	2,400,000	$24	-	$-	$918,215	$(338)	$(236,159)	$683,434	4,404,660	19,410	474	-	19,884	703,318	3,014,252	19,894
Unit Conversion	195,000	2	-	-	-	-	-	-	637	-	-	639	(245,000)	(868)	-	-	(868)	(229)	50,000	230
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	3,835	-	-	3,835	-	(13)	-	-	(13)	3,822	-	(3,822)
Preferred Stock Issuance																	-
Preferred Stock Offering, net of costs	-	-	-	-	-	-	4,600,000	46	110,931	-	-	110,977	-	-	-	-	-	110,977	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	46,404	204	-	-	204	204	-	-
Dividends and Distributions declared:																	-
Common Stock ($0.23 per share)	-	-	-	-	-	-	-	-	-	-	(39,080)	(39,080)	-	-	-	-	-	(39,080)	-	-
Preferred Stock ($2.00 per Series A share)	-	-	-	-	-	-	-	-	-	-	(4,800)	(4,800)	-	-	-	-	-	(4,800)	-	-
Preferred Stock ($1.24 per Series B share)	-	-	-	-	-	-	-	-	-	-	(5,699)	(5,699)	-	-	-	-	-	(5,699)
Common Units ($0.23 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(969)	-	-	(969)	(969)	-	(702)
Dividend Reinvestment Plan	2,933	-	-	-	-	-	-	-	14	-	-	14	-	-	-	-	-	14	-	-
Stock Based Compensation																	-
Grants	566,402	5	-	-	-	-	-	-	1,630	-	-	1,635	-	-	-	-	-	1,635	-	-
Amortization	-	-	-	-	-	-	-	-	5,765	-	-	5,765	-	-	-	-	-	5,765	-	-
Contribution by Noncontrolling Interests in consolidated joint venture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	342	-	342	342
Deconsolidation of consolidated joint venture	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(322)	-	(322)	(322)	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	-	-	-	(813)	-	(813)	-	-	-		-	(813)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	(25,234)	(25,234)	-	(902)	(187)	-	(1,089)	(26,323)	-	(645)
Balance at December 31, 2011	169,969,973	$1,699	-	-	2,400,000	$24	4,600,000	$46	$1,041,027	$(1,151)	$(310,972)	$730,673	4,206,064	$16,862	$307	$-	$17,169	$747,842	3,064,252	$14,955
Unit Conversion	157,810	1	-	-	-	-	-	-	571	-	-	572	(157,810)	(572)	-	-	(572)	-	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	(966)	-	-	(966)	-	-	-	-	-	(966)	-	966
Common Stock Issuance
Common Stock Offering, net of costs	24,000,000	240	-	-	-	-	-	-	128,318	-	-	128,558	-	-	-	-	-	128,558	-	-
Common Stock Option Cancellation	2,521,561	25	-	-	-	-	-	-	(25)	-	-	-	-	-	-	-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.24 per share)	-	-	-	-	-	-	-	-	-	-	(46,138)	(46,138)	-	-	-	-	-	(46,138)	-	-
Preferred Stock ($2.00 per Series A share)	-	-	-	-	-	-	-	-	-	-	(3,600)	(3,600)	-	-	-	-	-	(3,600)	-	-
Preferred Stock ($2.00 per Series B share)	-	-	-	-	-	-	-	-	-	-	(10,400)	(10,400)	-	-	-	-	-	(10,400)	-	-
Common Units ($0.24 per share)	-	-					-	-	-	-	-	-	-	(991)	-	-	(991)	(991)	-	(736)
Dividend Reinvestment Plan	5,117	-	-	-	-	-	-	-	24	-	-	24	-	-	-	-	-	24	-	-
Stock Based Compensation
Grants	2,017,895	21	-	-	-	-	-	-	2,616	-	-	2,637	-	-	-	-	-	2,637	-	-
Amortization	-	-	-	-	-	-	-	-	6,727	-	-	6,727	-	-	-	-	-	6,727	-	-
Consolidation of Variable Interest Entity	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	956	956	956	-	-
Deconsolidation of Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(307)	-	(307)	(307)	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	-	-	-	(635)	-	(635)	-	-	-	-	-	(635)	-	-
Net Income	-	-	-	-	-	-	-	-	-	-	22,376	22,376	-	185	-	(480)	(295)	22,081	-	136
Balance at December 31, 2012	198,672,356	$1,986	-	$-	2,400,000	$24	4,600,000	$46	$1,178,292	$(1,786)	$(348,734)	$829,828	4,048,254	$15,484	$-	$476	$15,960	$845,788	3,064,252	$15,321
The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS]

	2012	2011	2010
Operating activities:
Net income (loss)	$22,218	$(26,968)	$(17,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	(11,231)	(991)	(347)
Impairment of assets	-	30,165	2,410
Income tax benefit	(3,355)	-	-
Depreciation	56,071	55,704	51,823
Amortization	3,680	3,739	2,975
Debt extinguishment	2,261	145	725
Development loan interest added to principal	(678)	(2,094)	(2,559)
Equity in loss (income) of unconsolidated joint ventures	2,124	(1,290)	(2,257)
Distributions from unconsolidated joint ventures	1,387	132	-
Loss recognized on change in fair value of derivative instrument	658	125	12
Stock based compensation expense	9,678	7,590	6,649
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(235)	(1,358)	(1,694)
Escrows	(1,944)	(4,378)	(294)
Other assets	(2,683)	(914)	(273)
Due from related parties	(5,500)	(1,120)	(2,514)
Increase (decrease) in:
Due to related parties	1,541	1,993	(131)
Accounts Payable, Accrued Expenses and Other Liabilities	(2,236)	(1,812)	5,163
Net cash provided by operating activities	71,756	58,668	42,486

Investing activities:
Purchase of hotel property assets	(67,637)	(167,149)	(260,755)
Deposits on hotel acquisitions, net	(18,750)	(18,000)	(5,500)
Capital expenditures	(28,443)	(26,201)	(10,328)
Cash paid for hotel development projects	(10,171)	(32,120)	(21,771)
Proceeds from disposition of hotel properties	63,722	2,361	2,863
Net changes in capital expenditure escrows	(4,454)	(1,299)	(885)
Repayments from and advances to unconsolidated joint ventures, net	(130)	13,285	(14,191)
Investment in notes receivable	(150)	-	-
Repayment of development loans receivable	8,000	-	-
Repayments from and investment in notes receivable from unconsolidated joint venture, net	1,720	(1,570)	-
Distributions from unconsolidated joint venture	476	-	-
Cash paid for franchise fee intangible	-	(65)	-
Net cash used in investing activities	(55,817)	(230,758)	(310,567)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	(51,000)	5,000	(33,200)
Proceeds from unsecured term loan borrowing	100,000	-	-
Principal repayment of mortgages and notes payable	(187,478)	(8,193)	(61,810)
Proceeds from mortgages and notes payable	98,695	71,278	31,505
Cash paid for deferred financing costs	(96)	(868)	(4,016)
Proceeds from issuance of preferred stock, net	-	110,977	-
Proceeds from issuance of common stock, net	128,558	-	420,441
Acquisition of interest rate cap	-	-	(394)
Dividends paid on common shares	(44,391)	(37,323)	(23,688)
Dividends paid on preferred shares	(14,000)	(8,199)	(4,800)
Distributions paid on common partnership units	(1,736)	(1,610)	(1,765)
Net cash provided by financing activities	28,552	131,062	322,273

Net increase (decrease) in cash and cash equivalents	44,491	(41,028)	54,192
Cash and cash equivalents - beginning of period	24,568	65,596	11,404

Cash and cash equivalents - end of period	$69,059	$24,568	$65,596

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

As of December 31, 2012, the Company, through the Partnership and subsidiary partnerships, wholly owned 57 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2012, the Company owned joint venture interests in another seven properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

Mystic Partners, LLC owns an interest in five hotel properties. Our interest in Mystic Partners, LLC is relative to our interest in each of the five properties owned by the joint venture as defined in the joint venture’s governing documents. Each of the five properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and our joint venture partner in Mystic Partners, LLC.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE.  An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; Brisam Management DE, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $9,751 as of December 31, 2012. Also, Mystic Partners Leaseco, LLC; and South Bay Boston, LLC lease hotel properties from our joint venture interests and are VIEs. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Brisam Management DE, LLC is consolidated in our financial statements, as we are considered to be the primary beneficiary. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly,  the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

Development Loans Receivable

The Company provides secured first-mortgage and mezzanine financing to hotel developers. Development loans receivable are recorded at cost and are reviewed for potential impairment on an on-going basis. The Company’s development loans receivable are each secured by various hotel or hotel development properties or partnership interests in hotel or hotel development properties. We have determined that the borrowers generally are not VIEs, or in the limited instances where we have determined that the borrower is a VIE, our interest does not represent a controlling financial interest.  Accordingly, we do not consolidate the operating results of the borrower in our consolidated financial statements.  Our evaluation of this determination was made by reviewing the sufficiency of the borrower’s equity at risk, the rights of the borrower, and which party has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. The analysis utilized by the Company in evaluating the development loans receivable involves considerable management judgment and assumptions.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

Development Project Capitalization

We have opportunistically engaged in the development of hotel assets. We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes, and utilities related to hotel development projects and renovations.

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2012, 2011 and 2010 was 96.5%, 95.9%, and 95.8%, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

We classify the noncontrolling interests of our consolidated joint ventures and certain Common Units (“Nonredeemable Common Units”) as equity.  The noncontrolling interests of Nonredeemable Common Units totaled $15,484 as of December 31, 2012 and $16,862 as of December 31, 2011.  As of December 31, 2012, there were 4,048,254 Nonredeemable Common Units outstanding with a fair market value of $20,241, based on the price per share of our common shares on the NYSE on such date.  In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Prior to February 1, 2013, certain Common Units (“Redeemable Common Units”) had been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units.  The redemption feature contained in the pledge and security agreement where the Redeemable Common Units served as collateral contains a provision that could result in a net cash settlement outside of the control of the Company.  As a result, prior to February 1, 2013, the Redeemable Common Units were classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under US GAAP.  Effective February 1, 2013, the aforementioned pledge and security agreement is no longer in place and therefore these Common Units will be treated as Nonredeemable Common Units in future filings.  The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of December 31, 2012, there were 3,064,252 Redeemable Common Units outstanding with a redemption value equal to the fair value of the Redeemable Common Units, or $15,321.  The redemption value of the Redeemable Common Units is based on the price per share of our common shares on the NYSE on such date.  As of December 31, 2012, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $11,753.  As of December 31, 2011, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $12,402.

Net income or loss attributed to Nonredeemable Common Units and Redeemable Common Units (collectively, “Common Units”), as well as the net income or loss related to the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity, is included in net income or loss in the consolidated statements of operations.  Net income or loss attributed to the Common Units and the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Shareholders’ Equity

On December 20, 2012, our Board of Trustees approved the repurchase of up to an aggregate of $75,000,000 of common stock. The program is expected to continue through December 31, 2013. As of December 31, 2012, we did not repurchase any shares pursuant to the share repurchase program.

On May 8, 2012, we closed on a public offering in which we issued and sold 24,000,000 common shares through several underwriters for net proceeds to us of approximately $128,558.  Immediately upon the closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional Common Units.  HHLP used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and for general corporate purposes, including the funding of future acquisitions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

On January 21, 2010, we completed a public offering in which 51,750,000 common shares, including 6,750,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $148,955 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional Common Units.

On March 24, 2010, we completed a public offering in which 27,600,000 common shares, including 3,600,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $112,762 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to the Partnership in exchange for additional Common Units.

On October 22, 2010, we completed a public offering in which 28,750,000 common shares, including 3,750,000 common shares subject to an overallotment option exercised by the underwriters, were sold by us through several underwriters for net proceeds to us of approximately $160,017 before the payment of offering-related expenses.  Immediately upon closing the offering, we contributed all of the net proceeds of the offering to HHLP in exchange for additional Common Units.  HHLP used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and secured debt on several of our existing assets and intends to use the remainder for general corporate purposes, including repayment of debt and future acquisitions.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2012, 2011 and 2010, the Company did not record any uncertain tax positions. As of December 31, 2012, with few exceptions, the Company is subject to tax examinations by U.S. federal, state, and local income tax authorities for years 2003 through 2012.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Land	$305,286	$278,442
Buildings and Improvements	1,214,865	1,090,280
Furniture, Fixtures and Equipment	171,892	151,600
Construction in Progress	40,572	32,298
	1,732,615	1,552,620

Less Accumulated Depreciation	(265,902)	(211,084)

Total Investment in Hotel Properties	$1,466,713	$1,341,536

Depreciation expense was $55,956, $55,336 and $51,823 (including depreciation on assets held for sale) for the years ended December 31, 2012, 2011, and 2010, respectively.

Acquisitions

During the year ended December 31, 2012, we acquired the following wholly-owned hotel and hotel development properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible	Leasehold Liability	Acquisition Costs	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
The Rittenhouse Hotel, Philadelphia, PA	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$963	$-	$42,596	$-
Bulfinch Hotel, Boston, MA	5/7/2012	1,456	14,954	1,790	-	-	61	-	18,261	-
Holiday Inn Express, New York, NY	6/18/2012	30,329	57,016	2,856	98	-	67	-	90,366	73,038
Courtyard by Marriot, Ewing, NJ	8/13/2012	950	9,835	1,415	30	-	8	-	12,238	12,875

Total		$39,854	$111,410	$9,641	$2,284	$(827)	$1,099	$-	$163,461	$85,913

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

As shown in the table below, included in the consolidated statements of operations for the year ended December 31, 2012 are total revenues of $31,476 and total net income of $1,085 for hotels we have acquired and consolidated since the date of acquisition.   These amounts represent the results of operations for these hotels since the date of acquisition:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (continued)

	December 31, 2012
Hotel	Revenue	Net (Loss) Income
The Rittenhouse Hotel, Philadelphia, PA	$16,886	$(1,834)
Bulfinch Hotel, Boston, MA	2,791	574
Holiday Inn Express, New York, NY	10,170	2,142
Courtyard by Marriot, Ewing, NJ	1,620	203

Total	$31,467	$1,085

During the year ended December 31, 2011 we acquired the following wholly owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees, Loan Costs, and Leasehold Intangible (Liability)	Acquisition Costs	Construction in Progress	Total Purchase Price	Fair Value of Assumed Debt
Holiday Inn Express, Water Street, New York, NY	3/25/2011	$7,341	$28,591	$2,704	$28	$716	$-	$39,380	$-
Capitol Hill Suites, Washington, DC	4/15/2011	8,095	35,141	4,264	254	1,043	-	48,797	32,500
Courtyard by Marriott, Westside, Los Angeles, CA	5/19/2011	13,489	27,025	6,486	148	165	-	47,313	-
Hampton Inn, Pearl Street, New York, NY	7/22/2011	-	-	-	-	-	28,300	28,300
Courtyard by Marriott, Miami, FL	11/16/2011	35,699	55,805	6,142	(1,979)	236	-	95,903	30,052

Total		$64,624	$146,562	$19,596	$(1,549)	$2,160	$28,300	$259,693	$62,552

As shown in the table below, included in the consolidated statements of operations for the year ended December 31, 2012 are total revenues of $48,084 and total net income of $2,573 and for the year ended December 31, 2011 are total revenues of $19,476 and total net loss of $684 for hotels we have acquired and consolidated since the date of acquisition.   These amounts represent the results of operations for these hotels since the date of acquisition:

	December 31, 2012		December 31, 2011
Hotel	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
Holiday Inn Express, Water Street, New York, NY	$5,847	$1,142	$5,605	$785
Capitol Hill Suites, Washington, DC	7,570	(301)	5,327	(1,601)
Courtyard by Marriott, Westside, Los Angeles, CA	11,871	865	6,760	557
Courtyard by Marriott, Miami, FL	15,952	1,703	1,716	(135)
Sheraton, New Castle, DE	6,844	(836)	68	(290)
Total	$48,084	$2,573	$19,476	$(684)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

	For the Year Ended December 31,
	2012	2011
Pro Forma Total Revenues	$370,177	$345,093

Pro Forma Income (Loss) from Continuing Operations	$10,986	$2,367
Income (loss) from Discontinued Operations	10,999	(28,217)
Pro Forma Net Income (loss)	21,985	(25,850)
Loss allocated to Noncontrolling Interest	166	(1,780)
Preferred Distributions	(14,000)	(10,499)
Pro Forma Net Income (loss) applicable to Common Shareholders	$8,151	$(38,129)

Pro Forma Income (Loss) applicable to Common Shareholders per Common Share
Basic	$0.04	$(0.23)
Diluted	$0.04	$(0.23)

Weighted Average Common Shares Outstanding
Basic	187,415,270	168,753,382
Diluted	187,415,270	168,753,382

Asset Development and Renovation

We have opportunistically engaged in development of hotel assets.  We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY from an unaffiliated seller for a total purchase price of $28,300.  The property is a re-development project which was initiated in 2008. The Company acquired the real property and the improvements for cash and by cancelling an $8,000 development loan on the re-development project made to the seller and by cancelling $300 of accrued interest receivable from the seller.  Since the date of acquisition and through December 31, 2012, we have spent $5,937 in development costs, including $420 in property tax expense.  All such costs have been capitalized.

During the first quarter of 2012, the Company commenced construction of an additional oceanfront tower, additional meeting space and structured parking on a land parcel adjacent to the Courtyard by Marriott, Miami, Florida, a hotel acquired on November 16, 2011. See “Note 6 – Debt” for information on the financing of this construction. This land parcel was included in the acquisition of the hotel.  Since commencement of construction and through December 31, 2012, we have spent $6,029 in construction costs.  All such costs have been capitalized.

In October 2012, Hurricane Sandy affected numerous hotel operations within our portfolio.  Two hotels within our portfolio were significantly impacted by this natural disaster; one hotel which is currently inoperable (Holiday Inn Express Water Street, New York, NY) and one hotel development project which has incurred delays in construction (Hampton Inn, Pearl Street, New York, NY).  We have recorded estimated property losses of $1,586 on the Holiday Inn Express Water Street and a corresponding insurance claim receivable of $1,486, and we expect this hotel to re-open in June 2013.  We have recorded estimated property losses of $1,997 on the Hampton Inn Pearl Street and a corresponding insurance claim receivable of $1,897, and we expect this hotel to open in September 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2012 and December 31, 2011 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	December 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2012	2011

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,292	$1,681
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,964	5,035
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	9,751	23,762
Inn American Hospitality at Ewing, LLC	Courtyard by Marriott, Ewing, NJ	50.0%	11.0% cumulative	-	-
Metro 29th Street Associates, LLC	Holiday Inn Express, New York, NY	50.0%	N/A	-	8,361
				$16,007	$38,839

On February 1, 2013, the Company closed on the sale of one of the unconsolidated joint venture properties owned in part by Mystic Partners, LLC.  As our investment in this unconsolidated joint venture equated the net proceeds distributed to us, we will not record a gain or loss in connection with the sale of this hotel.

As noted in “Note 2 – Investment in Hotel Properties,” on August 13, 2012, the Company purchased the remaining 50% ownership interest in Inn America Hospitality at Ewing, the lessee of the Courtyard by Marriot, Ewing, NJ.  As such, we ceased to account for our investment in Inn America Hospitality at Ewing under the equity method of accounting as of August 10, 2012 because it became a consolidated subsidiary.  Our interest in Inn America Hospitality at Ewing, which consisted of our investment in Inn America Hospitality at Ewing and a receivable, was remeasured and as a result based on the appraised value of the hotel, we recorded a loss of approximately $1,668 during the twelve months ended December 31, 2012.

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

Fair value for our previously held investments in Inn America Hospitality at Ewing and Metro 29th was determined through the use of an income approach and was measured using Level 3 inputs.  The income approach estimates an income stream for a hotel property (typically 5 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. RevPAR growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The fair value measurements determined during the year included RevPAR growth assumptions ranging between 3% and 8%, terminal cap rates ranging between 8.5% and 9.5%, and discount rates of 10.5%. Changes in these inputs could result in a significant change in the valuation of our original joint venture investments and a change in the loss from remeasurement of investment in unconsolidated joint venture recognized during the period.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

Income (loss) recognized during the years ended December 31, 2012, 2011, and 2010, for our Investments in Unconsolidated Joint Ventures is as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
SB Partners, LLC	$85	$(171)	$(83)
Hiren Boston, LLC	230	158	-
Mystic Partners, LLC	(433)	(364)	(1,650)
Inn American Hospitality at Ewing, LLC	-	(28)	(331)
Metro 29th Street Associates, LLC	(114)	615	313
	(232)	210	(1,751)
Impairment from Unconsolidated Joint Ventures	-	(1,677)	-
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Venture	(1,892)	2,757	4,008

(Loss) Income from Unconsolidated Joint Venture Investments	$(2,124)	$1,290	$2,257

On June 20, 2011, Hiren Boston, LLC refinanced its debt with a third party institutional lender and, as a result, our mortgage interest in the property was terminated and the outstanding principal balance of $13,750 was repaid to us in full.  We have determined that we were no longer the primary beneficiary of Hiren Boston, LLC and it is no longer a consolidated subsidiary of the Company and we have begun to account for our investment in Hiren Boston, LLC under the equity method of accounting.  Our interest in Hiren Boston, LLC has been remeasured and, as a result, we have recorded a gain of approximately $2,757 for the twelve months ended December 31, 2011.  The fair value of our interest in Hiren Boston, LLC was based on a third party appraisal, which utilized the market approach.

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

The Mystic Partners, LLC joint venture agreement provides for an 8.5% non-cumulative preferred return based on our contributed equity interest in the venture. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to our joint venture partner to provide an 8.5% annual non-compounded return of their unreturned contributions. Any remaining cash available for distribution will be distributed to us 10.5% with respect to the net cash flow from the Hartford Marriott, 7.0% with respect to the Hartford Hilton and 56.7%, with respect to the remaining three properties. Mystic Partners, LLC allocates income to us and our joint venture partner consistent with the allocation of cash distributions in accordance with the joint venture agreements.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (continued)

The following tables set forth the total assets, liabilities, equity and components of net income, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011, and 2010.

Balance Sheets
	December 31,	December 31,
	2012	2011
Assets
Investment in hotel properties, net	$118,506	$140,550
Other Assets	20,709	33,142
Assets Held For Sale	5,875	19,308
Total Assets	$145,090	$193,000

Liabilities and Equity
Mortgages and notes payable	$119,236	$139,032
Other liabilities	36,292	40,583
Liabilities Related to Assets Held For Sale	6,071	31,219
Equity:
Hersha Hospitality Trust	28,581	43,140
Joint Venture Partner(s)	(45,090)	(60,974)
Total Equity	(16,509)	(17,834)

Total Liabilities and Equity	$145,090	$193,000

Statements of Operations
	Twelve Months Ended December 31,
	2012	2011	2010
Room Revenue	$64,044	$67,303	$59,707
Other Revenue	22,527	22,309	20,623
Operating Expenses	(58,617)	(59,048)	(54,474)
Interest Expense	(8,082)	(8,023)	(9,540)
Lease Expense	(3,729)	(5,505)	(5,363)
Property Taxes and Insurance	(3,638)	(4,681)	(5,892)
General and Administrative	(5,932)	(5,736)	(5,950)
Depreciation and Amortization	(7,018)	(6,828)	(8,743)
Loss Allocated to Noncontrolling Interests	(2,614)	(44)	608

Net loss From Continuing Operations	(3,059)	(253)	(9,024)
Income from Discontinued Operations	545	2,175	1,127
Gain on Disposition of Hotel Properties	25,131	-	-

Net Income (Loss)	$22,617	$1,922	$(7,897)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011
Company's share of equity recorded on the joint ventures' financial statements	$28,581	$43,140
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(12,574)	(4,301)
Investment in Unconsolidated Joint Ventures	$16,007	$38,839

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and non-independent trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects at interest rates ranging from 9% to 11%.  These loans were initially originated as part of our acquisition strategy.  During the year ended December 31, 2012, no such loans were originated by us.  Interest income from development loans was $1,998, $3,427 and $4,686 for the years ended December 31, 2012, 2011, and 2010, respectively.   Accrued interest on our development loans receivable was $348 as of December 31, 2012 and $3,096 as of December 31, 2011.  Accrued interest on our development loans receivable as of December 31, 2012 does not include cumulative interest income of $8,425 which has been accrued and paid in kind by adding it to the principal balance of certain loans as indicated in the table below.

As of December 31, 2012 and 2011, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding December 31, 2012		Principal Outstanding December 31, 2011	Interest Rate		Maturity Date (1)
Operational Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	$15,122	(3) (4)	$14,444	9%	(2)	December 31, 2014	*
Renaissance by Marriott - Woodbridge, NJ	Hersha Woodbridge Associates, LLC	-		5,000	9%	(2)	N/A	*
Element Hotel - Ewing, NJ	American Properties @ Scotch Road, LLC	-		2,000	11%		N/A	*
Hilton Garden Inn - Dover, DE	44 Aasha Hospitality Associates, LLC	-		1,000	10%		N/A	*

Construction Hotels
Hyatt Union Square - New York, NY	Risingsam Union Square, LLC	13,303	(3)	13,303	10%		N/A

Total Development Loans Receivable		$28,425		$35,747

*	Indicates borrower is a related party

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

	Interest Income Year Ended December 31,			Cumulative interest
Borrower	2012	2011	2010	Income Paid In Kind
44 Lexington Holding, LLC	$678	$1,505	$1,348	$5,122
Risingsam Union Square, LLC	-	589	1,211	3,303

Total	$678	$2,094	$2,559	$8,425

(4)
Subsequent to December 31, 2012, we received payments of principal and accrued interest on the development loan with 44 Lexington Holding, LLC in the amount of $13,143, leaving the development loan with a principal balance of $1,979 as of February 1, 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Balance at January 1,	$35,747	$41,653	$46,094
Interest added to principal	678	2,094	2,559
Repayments	(8,000)	-	-
Principal exchanged for interest in hotel properties	-	(8,000)	(7,000)
Balance at December 31,	$28,425	$35,747	$41,653

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS (continued)

Other Assets

Other Assets consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Transaction Costs	$3,506	$1,703
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	8,654	7,683
Interest Receivable from Development Loans to Non-Related Parties	-	1,238
Hotel Purchase Option	-	933
Insurance Claims Receivable	3,836	-
Deferred Tax Asset	3,355	-
Other	4,615	1,886
	$25,514	$14,991

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

Interest Receivable from Development Loans to Non-Related Parties– Interest receivable from development loans to non-related parties represents interest income receivable from loans extended to non-related parties that are used to enable such entities to construct hotels and conduct related improvements on specific hotel projects.  As noted in “Note 2 – Investment in Hotel Properties,” our acquisition of the remaining 50% interest in Metro 29th on June 18, 2012, included the forgiveness of approximately $800 of accrued interest payable under a mezzanine loan made by the Company an affiliate of the seller. This excludes interest receivable from development loans extended to related parties in the amounts of $348 and $1,859 as of December 31, 2012 and December 31, 2011, respectively, which is included in due from related parties on the consolidated balance sheets.

Hotel Purchase Option – As of December 31, 2011, we had an option to acquire a 49% interest in the entity that owns the Holiday Inn Express, New York, NY.  As noted in “Note 2 – Investment in Hotel Properties,” we acquired the remaining 50% interest in Metro 29th, the lessee of the Holiday Inn Express, New York, NY on June 18, 2012.  The original option was canceled as a result.

Insurance Claims Receivable – as noted in “Note 2 – Investment in Hotel Properties,” we recorded an insurance claim receivable due to the property damage occurred at several of our hotel properties as a result of Hurricane Sandy in October 2012.

Deferred Tax Asset - We have approximately $3,355 of net deferred tax assets as of December 31, 2012. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $3,355 of net deferred tax assets in the future.  See “Note 14 – Income Taxes” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Deposits on Hotel Acquisitions

As of December 31, 2012, we had $21,000 in non-interest bearing deposits on the future acquisition of the Hyatt Union Square, New York, NY.   Please see “Note 4 – Development Loans Receivable” for more information on the Union Square deposits. As of December 31, 2012, we had $15,000 in interest bearing deposits related to the future acquisition of Hilton Garden Inn -52nd Street, New York, NY and $1,750 in interest bearing deposits related to the potential acquisition of another hotel property.  On October 24, 2012, we entered into an agreement for the future acquisition of the Hilton Garden Inn – 52nd Street, New York, NY.  See below for more information on this agreement.  As of December 31, 2011, we had $19,500 in non-interest bearing deposits related to the acquisition of hotel properties, of which $19,000 is related to the deposit on Hyatt Union Square, New York, NY.

On October 24, 2012, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn – 52nd Street in New York, NY for total consideration of $74,000.  As of December 31, 2012 we had provided $15,000 to the seller as a deposit earning 10% per annum and we may fund an additional $2,000 deposit earning 10% per annum, subsequent to December 31, 2012.  The total consideration to the seller will consist of this $17,000 interest bearing deposit, an additional $15,000 cash to be paid to the seller upon closing and the assumption of a mortgage loan secured by the hotel in the aggregate principal amount of $42,000.  The transaction is expected to close shortly after the developer completes the hotel’s construction, which is anticipated for the fourth quarter of 2013.  While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 - DEBT

Mortgages and Notes Payable

We had total mortgages payable at December 31, 2012, and December 31, 2011 of $641,160 and $717,367 (including $61,758 in outstanding mortgage indebtedness related to assets held for sale), respectively.  These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.19% to 8.25% as of December 31, 2012.  Included in these balances are net premiums of $3,245 and $667 as of December 31, 2012 and December 31, 2011, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $38,343, $39,786, and $37,600 during 2012, 2011, and 2010, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements.  Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties.  If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 6 of our hotel properties were not met as of December 31, 2012.  Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties.   However, these covenants do not constitute an event of default for these loans. As of December 31, 2012, we were in compliance with all events of default covenants under the applicable loan agreements.  As noted in “Note 12 – Discontinued Operations,” the Comfort Inn, North Dartmouth, MA, ceased operations on March 31, 2011.  Effective March 30, 2012, we transferred title to the property to the lender.  At the time of transfer, the remaining principal and accrued interest due on the mortgage loan payable related to this asset were $2,940 and $166, respectively.

As of December 31, 2012, the maturity dates for the outstanding mortgage loans ranged from August 2013 to February 2018.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreement.  Effective July 30, 2010, the $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  Prior to this, the $25,774 note issued to Hersha Statutory Trust I incurred interest at a fixed rate of 7.34% per annum through July 30, 2010, and the $25,774 note issued to Hersha Statutory Trust II incurred interest at a fixed rate of 7.173% per annum through July 30, 2010.  The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2012, 2011, and 2010 was 3.51%, 3.35%, and 5.69%, respectively.  Interest expense in the amount of $1,810, $1,727, and $2,934 was recorded for the years ended 2012, 2011, and 2010, respectively.

Aggregate annual principal payments for the Company’s credit facility and mortgages and notes payable for the five years following December 31, 2012 and thereafter are as follows:

Year Ending December 31,	Amount

2013	16,486
2014	32,139
2015	236,361
2016	282,291
2017	156,864
Thereafter	65,322
Net Unamortized Discount	3,245
$792,708

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

Credit Facilities

On November 5, 2012, we entered into a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders.  The credit facility provides for a $400,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit, and a $150,000 senior unsecured term loan.  Our previous $250,000 secured credit facility was terminated and replaced by the $400,000 unsecured credit facility, and, as a result, all amounts outstanding under our $250,000 secured credit facility were repaid with borrowings from our $400,000 unsecured credit facility.  The $400,000 unsecured credit facility expires on November 5, 2015, and, provided no event of default has occurred and remains uncured, we may request that the lenders renew the credit facility for two additional one-year periods.  The credit facility is also expandable to $550,000 at our request, subject to the satisfaction of certain conditions.

The amount that we can borrow at any given time on our credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets.  As of December 31, 2012, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Hershey, PA	- Holiday Inn Express, Camp Springs, MD
- Hampton Inn, Hershey, PA	- Hampton Inn, Smithfield, RI
- Residence Inn, Framingham, MA	- Hampton Inn, West Haven, CT
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Times Square, NY
- Residence Inn, Norwood, MA	- Candlewood Suites, Times Square, NY
- Residence Inn, Langhorne, PA	- Hyatt Place, King of Prussia, PA
- Residence Inn, Carlisle, PA	- Holiday Inn, Wall Street, NY
- Sheraton Hotel, JFK Airport, New York, NY	- Hampton Inn, Washington, DC
- Hampton Inn, Philadelphia, PA	- Rittenhouse Hotel, Philadelphia, PA
- Nu Hotel, Brooklyn, NY	- Bulfinch Hotel, Boston, MA
- Towneplace Suites, Harrisburg, PA	- Sheraton, Wilmington South, DE

The interest rate for the new credit facility will be based on a pricing grid with a range of one month U.S. LIBOR plus 1.75% to 2.65%.  As of December 31, 2012, we borrowed $100,000 in unsecured term loans under the new credit facility, and concurrently entered into interest rate swaps which effectively fix the interest rate on these term loans to 3.19%.  See “Footnote 8 – Fair Value Measurements and Derivative Instruments” for more information.

The credit agreement providing for the $400,000 revolving credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $1,000,000, which is subject to increases under certain circumstances;  (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

•	a fixed charge coverage ratio of not less than 1.40 to 1.00, which increases to 1.45 to 1.00 as of July 1, 2013 and further increase to 1.50 to 1.00 as of January 1, 2014;
•	a maximum leverage ratio of not more than 0.60 to 1.00; and
•	a maximum secured debt leverage ratio of 0.55 to 1.00, which decreases to 0.50 to 1.00 as of October 1, 2013 and further decreases 0.45 to 1.00 as of October 1, 2014.

The Company is in compliance with each of the covenants listed above as of December 31, 2012.  As of December 31, 2012 our remaining borrowing capacity under the new credit facility was $236,478, based on our current borrowing base assets.

As of December 31, 2012, the outstanding unsecured term loan balance under the $400,000 credit facility was $100,000 and the revolving line of credit balance was $0.  As of December 31, 2011, the outstanding principal balance under the previous $250,000 revolving credit facility was $51,000.  On January 3, 2013, we funded the remaining $50,000 tranche of the unsecured term loan portion of our credit facility.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (continued)

The Company recorded interest expense of $2,405, $2,103, and $2,737 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2012, 2011, and 2010, respectively. The weighted average interest rate on our credit facilities during the years ended December 31, 2012, 2011, and 2010 was 4.57%, 4.43%, and 4.29%, respectively, excluding the unsecured term loan.  For the period of November 5, 2012 to December 31, 2012, the weighted average interest rate on our new credit facility was 3.19%.

On November 5, 2010, we entered into a Revolving Credit Loan and Security Agreement with T.D. Bank, NA and various other lenders, which provided for a senior secured revolving credit facility in the principal amount of up to $250,000, including a sub-limit of $25,000 for irrevocable stand-by letters of credit and a $10,000 sub-limit for the swing line loans.  The $250,000 revolving credit facility was collateralized by a first lien-security interest in all existing and future unencumbered assets of HHLP, a collateral assignment of all hotel management contracts of the management companies in the event of default, and title-insured, first-lien mortgages on several hotel properties.

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

Capitalized Interest

We utilize mortgage debt and our $400,000 revolving credit facility to finance on-going capital improvement projects at our hotels.  Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service.  For the years ended December 31, 2012, 2011, and 2010, we capitalized $1,542, $1,372 and $46, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments.  Amortization of deferred financing costs is recorded in interest expense.  As of December 31, 2012, deferred costs were $8,695, net of accumulated amortization of $4,841.  Amortization of deferred costs for the years ended December 31, 2012, 2011, and 2010 was $2,991, $3,535 and $2,381 respectively.

New Debt/Refinance

On January 31, 2012, we repaid outstanding mortgage debt with an original principal balance of $32,500 secured by the Capitol Hill Suites, Washington, D.C., incurring a loss on debt extinguishment of approximately $7, and simultaneously entered into a new mortgage obligation of $27,500.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.25% and matures on February 1, 2015.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 3.79% per annum.

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

On August 10, 2012, as a result of our acquisition of the remaining 50% ownership interest in Inn America Hospitality at Ewing, we repaid outstanding mortgage debt with a principal balance of $12,875 secured by the Courtyard by Marriot, Ewing, NJ, and incurred a loss on debt extinguishment of approximately $69.  On August 13, we entered into a $9,150 revolving line of credit secured by the property.  The new revolving line of credit bears interest at a variable rate of one month LIBOR plus 3.50% with a floor of 4.25% and matures on August 13, 2014.  As of December 31, 2012, we had no debt outstanding under this line of credit.

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

Also, on September 29, 2011, we refinanced the $11,913 mortgage loan secured by a land parcel located on Eighth Avenue, New York, NY.  The new mortgage loan bears interest at a variable rate of Wall Street Journal Prime Rate plus 1.0%, at no time less than 6.0% or more than 16.0% and matures on July 1, 2013.  As a result of this refinancing, we capitalized $152 in deferred financing costs.  As noted in “Note  12 – Discontinued Operations,” this land parcel was disposed of in April 2012 and as such the mortgage associated with this land parcel was paid off in its entirety.

Debt Payoffs

As previously mentioned, we replaced our previous $250,000 secured credit facility with a new $400,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders on November 5, 2012.  Concurrently with this closing, we funded $100,000 in unsecured term loan borrowings.  These borrowings were used to pay off in full the balance on seven mortgage loans on hotel properties.  As a result of terminating our previous $250,000 secured credit facility and extinguishing the debt on these seven properties, we expensed $2,476 in unamortized deferred financing costs and fees, which are included in the Loss of Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2012.  On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our $400,000 unsecured credit facility which were used to payoff the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY.  This mortgage was also subject to an interest rate swap, which was derecognized as a cash flow hedge as of December 31, 2012 due to this payoff.  See “Footnote 8 – Fair Value Measurements and Derivative Instruments” for more information.

During 2010, we repaid seven mortgages and two notes payable.  In addition, we replaced our previous $175,000 secured credit facility with a $250,000 secured credit facility with T.D. Bank, NA and various other lenders.  As a result of these extinguishments, we expensed $932 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels.  For the years ended December 31, 2012, 2011 and 2010, base management fees incurred totaled $10,781, $9,190 and $7,099, respectively and are recorded as Hotel Operating Expenses.  For the years ended December 31, 2012, 2011 and 2010, we did not incur incentive management fees.

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

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred.  Franchise fee expense for the years ended December 31, 2012, 2011 and 2010 was $24,278, $22,729 and $18,560 respectively, and are recorded in Hotel Operating Expenses.  The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee.  Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred accounting fees of $1,741, $1,822 and $1,537, respectively.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred information technology fees of $509, $460 and $347, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects.  For the years ended December 31, 2012, 2011 and 2010, we incurred fees of $1,076, $1,208 and $257, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

Hotel Supplies

For the years ended December 31, 2012, 2011, and 2010, we incurred charges for hotel supplies of $149, $143 and $156, respectively. For the years ended December 31, 2012, 2011 and 2010, we incurred charges for capital expenditure purchases of $11,809, $18,404 and $6,755, respectively.  These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $5 and $26 is included in accounts payable at December 31, 2012 and 2011, respectively.

Due From Related Parties

The due from related parties balance as of December 31, 2012 and 2011 was approximately $8,488 and $6,189, respectively. The balances primarily consisted of accrued interest due on our development loans, working capital deposits made to HHMLP, and the remaining due from related party balances are receivables owed from our unconsolidated joint ventures.

Due to Related Parties

The balance due to related parties as of December 31, 2012 and 2011 was approximately $4,403 and $2,932, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the years ended December 31, 2012, 2011, and 2010, we incurred $835, $877 and $941, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2013	$730
2014	735
2015	735
2016	735
2017	735
Thereafter	61,665
$65,335

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
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

As of December 31, 2012, the Company’s derivative instruments represented the only financial instruments measured at fair value.  Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties.  However, as of December 31, 2012 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2012	December 31, 2011
HIE Times Square, New York, NY	Swap	1.240%	1-Month LIBOR + 4.00%	May 31, 2011	June 1, 2014	$39,480	(530)	(591)
CY LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$30,000	(559)	(301)
CHH, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	$27,500	(143)	-
Hotel 373, New York, NY	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	$19,000	6	-
CY Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	$50,000	(658)	-
Subordinated Notes Payable	Cap	2.000%	3-Month LIBOR	July 30, 2012	July 30, 2014	$51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.65%	November 5, 2012	November 5, 2016	$100,000	(135)	-
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.65%	December 18, 2012	November 5, 2016	$50,000	(167)	-
							(2,186)	(892)

On January 3, 2013, we funded the remaining $50,000 tranche of the $150,000 unsecured term loan portion of our $400,000 unsecured credit facility.  On December 18, 2012, we entered into a forward looking swap with an effective date of December 18, 2012.  This swap effectively fixes the interest rate on the unsecured term loan, bearing interest at one month U.S. dollar LIBOR plus 2.65%.  Under the terms of this interest rate swap, we pay fixed rate of interest of 3.25% per annum.   This swap matures on November 5, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (continued)

Also, on January 7, 2013, the Company repaid the mortgage secured by the Holiday Inn Express Times Square in New York, NY.  Due to the timing of this transaction, the hedge relationship on our interest rate swap was derecognized as of December 31, 2012. Therefore, the accumulated other comprehensive loss on this swap as of December 31, 2012, was reclassified. We recorded $530 in Loss on Debt Extinguishment on the Statement of Operations.

The fair value of our interest rate caps is included in other assets at December 31, 2012 and 2011 and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2012 and 2011.

The change in fair value of derivative instruments designated as cash flow hedges was a loss of $635, a loss of $813, and a loss of $178 for the years ended December 31, 2012, 2011, and 2010, respectively.  These unrealized losses were reflected on our consolidated balance sheet in accumulated other comprehensive Income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,707 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2012.  During 2013, the Company estimates that an additional $1,196 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity.  The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $792,708 and $814,451, respectively.  As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $758,374 and $785,453 respectively (excluding outstanding mortgage indebtedness related to assets held for sale).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS

In May 2011, the Company established and its shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan (the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.

Executives & Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance based” and “time based.”

On April 16, 2012, the Compensation Committee adopted the 2012 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan.  Shares are earned under the 2012 Annual LTIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  Stock based compensation of $1,785 was recorded for the year ended December 31, 2012, for awards under the 2012 Annual LTIP and is included in general and administrative expense in the consolidated statements of operations.  As of December 31, 2012, no common shares have been issued in accordance with awards under the 2012 Plan to the executive officers in settlement of 2012 Annual LTIP awards.

Stock based compensation expense related to awards under the 2011 Annual LTIP and 2010 Annual LTIP of $2,140, $2,179, and $1,314 was recorded for the years ended December 31, 2012, 2011, and 2010, respectively.  Unearned compensation related to awards under the 2011 Annual LTIP and the 2010 Annual LTIP as of December 31, 2012 and 2011, respectively was $1,072 and $605, respectively. The following table is a summary of all unvested share awards issued to executives under the 2011 Annual LTIP and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
March 26, 2012 (2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	374,462	-	$892	$-
March 30, 2011 (2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	330,500	220,334	180	605
					704,962	220,334	$1,072	$605

(1)
25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date) .

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the Multi-Year LTIP.  This program has a three-year performance period, which commenced on January 1, 2010 and will end on December 31, 2012.  The common shares issuable pursuant to the 2012 Plan in settlement of equity awards granted under this program are based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  As of December 31, 2012, no common shares have been issued in accordance with the 2012 Plan to the executive officers in settlement of Multi-Year LTIP awards.  The Company accounts for these grants as market based awards where the Company estimated unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $3,192, $3,192, and $2,084 was recorded for the years ended December 31, 2012, 2011, and 2010, respectively, for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of December 31, 2012 and 2011, respectively was $3,192 and $6,383.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (continued)

Performance Share Awards

Performance shares granted in the third quarter of 2009 were earned in their entirety based on the Company’s common shares maintaining a closing price in excess of defined thresholds over a defined period of time and then settled in an equivalent number of common shares.  The Company accounted for these grants as market based awards where the Company estimated the unearned compensation at grant date fair value which was amortized into compensation cost over the performance period, which ended on August 4, 2010.  Stock based compensation expense of $725 was incurred during the year ended December 31, 2010 for the performance share awards.

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIP, the 2010 Annual LTIP, the 2011 Annual LTIP and the 2012 Annual LTIP, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $1,911, $1,662, and $2,230 was incurred for the years ended December 31, 2012, 2011, and 2010 respectively.  Unearned compensation related to the restricted share awards as of December 31, 2012 and 2011 was $5,420 and $1,370, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
June 2, 2008	278,059	$8.97	4 years	25%/year	278,059	208,542	$-	$260
September 30, 2008	3,616	$7.44	1-4 years	25-100%/year	3,616	2,962	-	4
June 1, 2009	744,128	$2.80	4 years	25%/year	558,305	372,483	217	737
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year	139,522	91,151	82	291
June 30, 2011	17,692	$5.57	2-4 years	25-50%/year	4,958	-	51	78
April 18, 2012	1,035,595	$5.47	5 years	33% Year 3, 4, 5 (1)	-	-	4,842	-
June 29, 2012	52,703	$5.28	2-4 years	25-50%/year	-	-	228	-
Total	2,314,101				984,460	675,138	$5,420	$1,370

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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received. As a result, we issued 20,118 shares on March 26, 2012 which was determined by dividing the dollar value of the award by the 20-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange as of December 31, 2011.  Shares issued under this program on March 26, 2012 become fully vested on December 31, 2012.  On December 28, 2012, we issued 32,417 shares which do not fully vest until December 31, 2013.  Compensation expense incurred for the years ended December 31, 2012, 2011, and 2010 respectively, was $66, $111 and $0 which was offset by forfeitures as of December 31, 2012 and 2011, respectively, of $40 and $33.  Unearned compensation related to the annual retainer shares as of December 31, 2012 was $160.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (continued)

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2012
March 26, 2012	20,118	$5.45	1 year	100%	$-
December 28, 2012	32,417	$4.93	1 year	100%	$160

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, 33% vested on December 31, 2011, 33% vest on December 31, 2012, and the remaining 33% vest on December 31, 2013.  On June 5, 2012, the Company issued an aggregate of 12,600 restricted common shares 1,800 to non-management trustees, 33% of which will vest on each of December 31, 2012, 2013 and 2014.  On December 28, 2012, the Company issued an aggregate of 12,000 restricted common shares, 2,000 to non-management trustees, following the same vesting schedules as noted above.  Compensation expense for 2011 multi-year long term equity incentive and 2012 multi-year long-term equity incentive incurred for the years ended December 31, 2012, 2011, and 2010, respectively, was $43, $21, and $0 which is offset by $3 as of December 31, 2012 for forfeitures.  Unearned compensation related to the multi-year long term equity incentives was $113 and $43 as of December 31, 2012 and 2011, respectively.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $402, $322, and $264 was incurred during the years ended December 31, 2012, 2011, and 2010, respectively and is recorded in stock based compensation on the statement of operations.  Share awards issued to the Board of Trustees are immediately vested.  On June 5, 2012, an aggregate 34,400 shares were issued to the Board of Trustees at a price on the date of grant of $4.99.  On December 28, 2012, an aggregate 46,677 shares were issued to the Board of Trustees at a price on the date of grant of $4.93.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company and consists primarily of restricted common shares.  The Company recorded stock based compensation expense of $139, $104, and $32 for the years ended December 31, 2012, 2011, and 2010, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2012 and 2011 was $74 and $70, respectively. The following table is a summary of all unvested share awards issued to non-employees under the 2008 and 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
March 26, 2012	28,500	$5.45	2 years	50%/year	15,000	-	$74	$-
January 6, 2011	17,035	$6.66	1.5 years	50%/year	17,035	8,330	-	55
March 25, 2010	6,000	$5.02	2 years	50%/year	6,000	3,000	-	15
Total	51,535				38,035	11,330	74	70

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Year Ended
	December 31, 2012		December 31, 2011	December 31, 2010
Numerator:
BASIC AND DILUTED*
Income (Loss) from Continuing Operations	$11,219		$1,249	$(10,789)
Loss from Continuing Operations allocated to Noncontrolling Interests	565		610	449
Distributions to 8.0% Series A Preferred Shareholders	(14,000)		(10,499)	(4,800)
Dividends Paid on Unvested Restricted Shares	(459)		(229)	(189)
Loss from Continuing Operations attributable to Common Shareholders	(2,675)		(8,869)	(15,329)

Discontinued Operations
Income (Loss) from Discontinued Operations	10,999		(28,217)	(6,413)
(Income) Loss from Discontinued Operations allocated to Noncontrolling Interests	(407)		1,124	396
Income (Loss) from Discontinued Operations attributable to Common Shareholders	10,592		(27,093)	(6,017)

Net Income (Loss) attributable to Common Shareholders	$7,917		$(35,962)	$(21,346)

Denominator:
Weighted average number of common shares - basic	187,415,270		168,753,382	134,370,172
Effect of dilutive securities:
Restricted Stock Awards	-	*	- *	-
Contingently Issued Shares	-	*	- *	-
Option to acquire common shares	-	*	- *	-
Partnership Units	-	*	- *	-
Weighted average number of common shares - diluted	187,415,270		168,753,382	134,370,172

*
Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership has been excluded from the numerator and Common Units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Common Units of Limited Partnership Interest	7,208,123	7,295,112	8,628,492
Unvested Stock Awards Outstanding	433,097	584,216	396,328
Contingently Issuable Share Awards	2,778,545	2,097,456	934,097
Options to Acquire Common Shares Outstanding	275,580	2,360,156	2,327,219
Total potentially dilutive securities excluded from the denominator	10,695,345	12,336,940	12,286,136

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid in 2012, 2011 and 2010 totaled $41,744, $42,726 and $43,756, respectively. The following non-cash investing and financing activities occurred during 2012, 2011 and 2010:

	2012	2011	2010
Common Shares issued as part of the Dividend Reinvestment Plan	$24	$14	$12
Acquisition of hotel properties and consolidation of variable interest entities
Issuance of Common Units	-	204	6,256
Debt assumed, net of discount	85,913	62,552	11,937
Settlement of development loans receivable principal and accrued interest revenue receivable	-	8,300	7,839
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	678	2,094	2,559
Disposition of hotel properties
Investment in hotel properties, net, conveyed to mortgage lender	1,938	-	-
Debt conveyed to mortgage lender	2,940	-	-
Debt assumed by purchaser	54,217	-	-
Conversion of Common Units to Common Shares	572	639	12,434
Reallocation of noncontrolling interest	(966)	3,835	(6,374)
Accrued payables for fixed assets placed in service	-	-	3,997

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

Assets Held for Sale

The Company had no assets held for sale as of December 31, 2012.  Assets held for sale and liabilities related to assets held for sale consisted of the following as of December 31, 2011:

December 31, 2011

Land	$12,313
Buildings and Improvements	100,398
Furniture, Fixtures and Equipment	28,459
141,170

Less Accumulated Depreciation & Amortization	(47,341)

Assets Held for Sale	$93,829

Liabilities Related to Assets Held for Sale	$61,758

The following table sets forth the components of discontinued operations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Revenue:
Hotel Operating Revenues	$6,465	$43,523	$42,339
Other Revenue	10	71	59
Total Revenues	6,475	43,594	42,398
Expenses:
Hotel Operating Expenses	4,909	28,463	29,317
Hotel Ground Rent	72	433	433
Real Estate and Personal Property Taxes and Property Insurance	450	2,334	2,443
General and Administrative	16	592	78
Depreciation and Amortization	27	4,924	8,154
Interest Expense	1,200	5,786	6,246
Loss on Debt Extinguishment	33	22	54
Total Expenses	6,707	42,554	46,725

(Loss) Income from Discontinued Operations	$(232)	$1,040	$(4,327)

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (continued)

Disposed Assets

The following real estate assets were sold between the period of January 1, 2010 to December 31, 2012.  Our Board of Trustees authorized management of the Company to sell each of these assets prior to the final disposition.  Based on their disposition date, the operating results for these hotels were reclassified to discontinued operations for the years ended December 31, 2012, 2011, and 2010.

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition
Non-Core Hotel Portfolio (18)	January 1999 - July 2006	February 2012 & May 2012	$155,000	$4,978	(1)
Land Parcel, Eighth Ave, Manhattan, NY	June 2006	April 2012	19,250	5,037
Comfort Inn, North Dartmouth, MA	May 2006	March 2012	-	1,216	(2)
2012 Total				$11,231

Comfort Inn, West Hanover, PA	May 1998	July 2011	$5,250	$949
Land Parcel, Nevins Street, Brooklyn, NY	June 2007	December 2011	4,500	42
2011 Total				$991

Holiday Inn Express, New Columbia, PA	December 1997	July 2010	$3,000	$347
2010 Total				$347

(1)
On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture, for an aggregate purchase price of approximately $155,000.  In May 2011, our Board of Trustees authorized management of the Company to sell this portfolio.   The 18 non-core hotel properties in the portfolio were acquired by the Company between 1998 and 2006;

On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining 4 properties, on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the years ended December 31, 2012, 2011, and 2010.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298 and generated a gain on sale of approximately $4,910.   As a result of entering into these purchase and sale agreements for the 18 non-core assets mentioned above, we recorded an impairment loss in 2011 of approximately $30,248 for those consolidated assets for which the anticipated net proceeds did not exceed the carrying value.

(2)
On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2012, 2011, and 2010.  The transfer of the title resulted in a gain of approximately $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

Impairment of Assets Previously Held for Sale

We determined that the carrying value of the following properties exceeded fair value and as such we recorded an impairment charge as noted below during the year ended December 31, 2010.  The fair value of these properties was determined using Level 3 inputs, which are typically unobservable and are based on our own assumptions, as there is little, if any, related market activity.  The land parcel located on 39th Street and 8th Avenue was sold in April 2012, the title for the Comfort Inn, North Dartmouth hotel property was transferred to the lender in March 2012, and the land parcel located on Nevins Street, Brooklyn, NY, was sold in December 2011.

		For the Year Ended December 31,
		2010
Asset	Asset Type	Impairment Charge
Comfort Inn, North Dartmouth, MA	Hotel Property	$944
39th Street and 8th Avenue, New York, NY	Land Parcel	16
Nevins Street, Brooklyn, NY	Land Parcel	1,473
		$2,433

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
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

Common Units

Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties.  The total number of Common Units outstanding as of December 31, 2012, 2011 and 2010 was 7,112,506, 7,270,316 and 7,418,912, respectively. These units can be converted to common shares which are issuable to the limited partners upon exercise of their redemption rights. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2012, 2011 and 2010, 157,810, 195,000 and 2,934,511 Common Units were converted to Class A Common Shares, respectively.  The Company issued 46,404 units in connection with the acquisition of the Courtyard by Marriott, Miami, FL during 2011.  No units were issued for acquisitions during 2012 and 2010.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 – INCOME TAXES

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

Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. 44 New England is subject to income taxes at the applicable federal, state and local tax rates.  In 2012, 2011 and 2010, 44 New England generated net operating income (losses) of $2,310, ($17,790), and ($4,726), and recognized Income tax expense (benefit) of ($3,355), 0, and 0, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2012	2011	2010
Computed "Expected" federal tax expense (benefit) of TRS, at 34%	$786	$(6,136)	$(1,875)
State income taxes, net of federal income tax effect	151	(1,146)	(304)
Changes in valuation allowance	(4,292)	7,282	2,179

Total income tax benefit	$(3,355)	$-	$-

The components of consolidated TRS’s net deferred tax asset as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$4,234	$13,054
Property and equipment	(75)	(83)
Subtotal	4,159	12,971
Less: Valuation allowance	(804)	(12,971)
Net Deferred tax assets	$3,355	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on limitations related to the utilization of certain tax attribute carryforwards, Management  recorded a valuation allowance of approximately $804 as these attributes are not more likely than not to be realized prior to their expiration.   Based on the level of historical taxable income and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible, Management believes it is more likely than not that these deferred tax assets will be realized.

As of December 31, 2012, we have gross federal net operating loss carryforwards of $12,452 which expire over various periods from 2023 through 2030.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 – INCOME TAXES (continued)
Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Preferred Shares - 8% Series A
Ordinary income	100.00%	100.00%	0.00%
Return of Capital	0.00%	0.00%	100.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 8% Series B
Ordinary income	100.00%	100.00%	N/A
Return of Capital	0.00%	0.00%	N/A
Capital Gain Distribution	0.00%	0.00%	N/A
Common Shares - Class A
Ordinary income	1.28%	73.30%	0.00%
Return of Capital	98.72%	26.70%	100.00%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Revenues	$65,643	$97,051	$97,478	$99,354
Total Expenses	76,948	86,953	89,969	95,668
(Loss) Income from Unconsolidated Joint Ventures	(730)	190	(1,431)	(153)
(Loss) Income from Continuing Operations	(12,035)	10,288	6,078	3,533

Income Tax Benefit	-	-	-	3,355
Income (Loss) from Discontinued Operations (including Gain on Disposition of Hotel Properties)	4,121	7,101	(184)	(39)
Net (Loss) Income	(7,914)	17,389	5,894	6,849

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(741)	796	(279)	66
Preferred Distributions	3,500	3,500	3,500	3,500
Net (Loss) Income applicable to Common Shareholders	$(10,673)	$13,093	$2,673	$3,283
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.09)	$0.03	$0.01	$0.02
Discontinued Operations	0.03	0.04	0.00	(0.00)
Net (Loss) Income applicable to Common Shareholders	$(0.06)	$0.07	$0.01	$0.02
Weighted Average Common Shares Outstanding
Basic	170,427,428	186,264,437	196,360,325	196,411,729
Diluted	170,427,428	189,011,990	199,392,955	199,593,648

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$50,392	$78,934	$80,940	$76,484
Total Expenses	61,942	72,853	74,066	77,930
(Loss) Income from Unconsolidated Joint Ventures	(981)	2,559	(1,570)	1,282
(Loss) Income from Continuing Operations	(12,531)	8,640	5,304	(164)

(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(1,887)	708	(27,808)	770
Net (Loss) Income	(14,418)	9,348	(22,504)	606

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(1,077)	459	(1,001)	(115)
Preferred Distributions	1,200	2,299	3,500	3,500
Net (Loss) Income applicable to Common Shareholders	$(14,541)	$6,590	$(25,003)	$(2,779)
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.08)	$0.03	$0.01	$(0.02)
Discontinued Operations	(0.01)	0.01	(0.16)	0.00
Net Loss (Income) applicable to Common Shareholders	$(0.09)	$0.04	$(0.15)	$(0.02)
Weighted Average Common Shares Outstanding
Basic	168,334,982	168,672,936	168,985,193	169,010,448
Diluted	168,334,982	173,687,233	172,266,298	169,010,448

In the second quarter of 2012, we recorded an adjustment impacting gain on disposition of hotel properties that increased net income by $1,950.  This adjustment was made after completing an analysis that determined a liability for deferred land rent payable was not properly written off when a hotel property was sold during the first quarter of 2012.  After evaluating the quantitative and qualitative effects of this adjustment, we have concluded that the impact on the Company’s first quarter and second quarter consolidated financial statements was not material.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2012
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Holiday Inn Exp, Hershey, PA	$-	$426	$2,645	$410	$4,071	$836	$6,716	$7,552	$(2,820)	$4,732	10/01/97
Holiday Inn Express, Harrisburg, PA	-	213	1,934	81	1,383	294	3,317	3,611	(1,089)	2,522	03/06/98
Hampton Inn, Hershey, PA	-	807	5,714	4	1,250	811	6,964	7,775	(2,713)	5,062	01/01/00
Residence Inn, Framingham, MA	-	1,325	12,737	-	1,069	1,325	13,806	15,131	(3,419)	11,712	03/26/04
Hampton Inn, New York, NY	(24,237)	5,472	23,280	-	1,376	5,472	24,656	30,128	(5,149)	24,979	04/01/05
Residence Inn, Greenbelt, MD	(10,843)	2,615	14,815	-	1,947	2,615	16,762	19,377	(3,690)	15,687	07/16/04
Holiday Inn Exp, Langhorne, PA	(6,021)	1,088	6,573	-	302	1,088	6,875	7,963	(1,364)	6,599	05/26/05
Holiday Inn Exp, King of Prussia, PA	(11,904)	2,557	13,339	-	1,686	2,557	15,025	17,582	(3,015)	14,567	05/23/05
Courtyard, Wilmington, DE	(11,702)	988	10,295	-	1,484	988	11,779	12,767	(2,653)	10,114	06/17/05
Inn at, Wilmington, DE	-	898	4,515	-	800	898	5,315	6,213	(1,437)	4,776	06/17/05
Courtyard, Brookline, MA	(37,645)	-	47,414	-	1,416	-	48,830	48,830	(9,660)	39,170	06/15/05
Courtyard, Langhorne, PA	(14,172)	3,064	16,068	-	940	3,064	17,008	20,072	(3,232)	16,840	01/03/06
Residence Inn, Tyson's Corner, VA	(8,070)	4,283	14,475	-	1,770	4,283	16,245	20,528	(2,885)	17,643	02/02/06
Hilton Garden Inn, JFK Airport, NY	(20,307)	-	25,018	-	1,582	-	26,600	26,600	(4,859)	21,741	02/16/06
Hawthorne Suites, Franklin, MA	(7,864)	1,872	8,968	-	351	1,872	9,319	11,191	(1,659)	9,532	04/25/06
Holiday Inn Exp, Cambridge, MA	-	1,956	9,793	-	2,321	1,956	12,114	14,070	(2,365)	11,705	05/03/06
Residence Inn, Norwood, MA	-	1,970	11,761	-	704	1,970	12,465	14,435	(1,953)	12,482	07/27/06
Hampton Inn, Brookhaven, NY	(13,299)	3,130	17,345	1	956	3,131	18,301	21,432	(3,318)	18,114	09/06/06
Holiday Inn Exp, Hauppauge, NY	(9,088)	2,737	14,080	-	961	2,737	15,041	17,778	(2,783)	14,995	09/01/06
Residence Inn, Langhorne, PA	-	1,463	12,094	95	923	1,558	13,017	14,575	(1,941)	12,634	01/08/07
Hampton Inn, Chelsea, NY	(34,681)	8,905	33,500	-	1,835	8,905	35,335	44,240	(6,039)	38,201	09/29/06
Hyatt House, Bridgewater, NJ	(14,492)	3,373	19,685	-	2,246	3,373	21,931	25,304	(3,333)	21,971	12/28/06
Hyatt House, Gaithersburg, MD	(13,720)	2,912	16,001	-	2,560	2,912	18,561	21,473	(2,938)	18,535	12/28/06
Hyatt House, Pleasant Hills, CA	(20,160)	6,216	17,229	-	212	6,216	17,441	23,657	(2,639)	21,018	12/28/06
Hyatt House, Pleasanton, CA	(14,490)	3,941	12,560	-	2,549	3,941	15,109	19,050	(2,301)	16,749	12/28/06
Hyatt House, Scottsdale, AZ	(16,778)	3,060	19,968	-	3,256	3,060	23,224	26,284	(3,651)	22,633	12/28/06
Hyatt House, White Plains, NY	(33,030)	8,823	30,273	-	2,520	8,823	32,793	41,616	(5,276)	36,340	12/28/06
Holiday Inn Exp & Suites, Chester, NY	(6,463)	1,500	6,671	-	122	1,500	6,793	8,293	(1,025)	7,268	01/25/07
Residence Inn, Carlisle, PA	-	1,015	7,511	-	256	1,015	7,767	8,782	(1,148)	7,634	01/10/07
Hampton Inn, Seaport, NY	(18,313)	7,816	19,040	-	447	7,816	19,487	27,303	(2,919)	24,384	02/01/07
Hotel 373-5th Ave, New York, NY	(19,000)	14,239	16,778	-	100	14,239	16,878	31,117	(2,384)	28,733	06/01/07
Sheraton Hotel, JFK Airport, NY	-	-	27,315	-	548	-	27,863	27,863	(3,255)	24,608	06/13/08
Hampton Inn, Philadelphia, PA	-	3,490	24,382	-	5,886	3,490	30,268	33,758	(8,273)	25,485	02/15/06
Duane Street, Tribeca, NY	(14,748)	8,213	12,869	-	865	8,213	13,734	21,947	(1,937)	20,010	01/04/08
NU Hotel, Brooklyn, NY	-	-	22,042	-	519	-	22,561	22,561	(2,578)	19,983	01/14/08

(1)	Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2012
[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated	Net Book Value
									Depreciation	Land
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Buildings & Improvements	Date of Acquisition

Towneplace Suites, Harrisburg, PA	$-	$1,237	$10,136	$-	$56	$1,237	$10,192	$11,429	$(1,191)	$10,238	05/08/08
Holiday Inn Express, Camp Springs, MD	-	1,629	11,094	-	438	1,629	11,532	13,161	(1,422)	11,739	06/26/08
Hampton Inn, Smithfield, RI	-	2,057	9,486	-	86	2,057	9,572	11,629	(1,059)	10,570	08/01/08
Hilton Garden Inn, Tribeca, NY	(31,571)	21,077	42,955	-	161	21,077	43,116	64,193	(3,983)	60,210	05/01/09
Hampton Inn, West Haven, CT	-	1,053	10,751	-	84	1,053	10,835	11,888	(866)	11,022	11/04/09
Hampton Inn, Times Square, NY	-	10,691	41,637	-	41	10,691	41,678	52,369	(3,013)	49,356	02/09/10
Holiday Inn Express, Times Square, NY	(39,480)	11,075	43,113	-	41	11,075	43,154	54,229	(3,120)	51,109	02/09/10
Candlewood Suites, Times Square, NY	-	10,281	36,687	-	23	10,281	36,710	46,991	(2,650)	44,341	02/09/10
Hyatt Place, KOP, PA	-	1,133	7,267	-	3,908	1,133	11,175	12,308	(3,148)	9,160	08/17/10
Holiday Inn Express, Wall Street, NY	-	12,152	21,100	-	167	12,152	21,267	33,419	(1,407)	32,012	05/09/10
Hampton Inn, Washington, DC	-	9,335	58,048	-	801	9,335	58,849	68,184	(3,454)	64,730	09/01/10
Courtyard, Alexandria, VA	(24,086)	6,376	26,089	-	2,420	6,376	28,509	34,885	(4,702)	30,183	09/29/06
Sheraton, Wilmington South, DE	-	1,765	16,929	-	1,045	1,765	17,974	19,739	(974)	18,765	12/21/10
Holiday Inn, Water Street, NY	-	7,341	28,591	-	(1,108)	7,341	27,483	34,824	(1,265)	33,559	03/25/11
Capital Hill Suites Washington, DC	(27,500)	8,095	35,141	-	2,411	8,095	37,552	45,647	(1,694)	43,953	04/15/11
Courtyard, LA Westside, CA	(30,000)	13,489	27,025	-	192	13,489	27,217	40,706	(1,108)	39,598	05/19/11
Courtyard, Miami, FL	(50,000)	35,699	55,805	-	36	35,699	55,841	91,540	(1,570)	89,970	11/16/11
The Rittenhouse Hotel, PA	-	7,108	29,556	-	712	7,108	30,268	37,376	(922)	36,454	03/01/12
Bulfinch, Boston, MA	-	1,456	14,954	-	140	1,456	15,094	16,550	(248)	16,302	05/07/12
Holiday Inn Express, Manhattan, NY	(54,252)	30,329	57,016	-	92	30,329	57,108	87,437	(762)	86,675	06/18/12
Courtyard, Ewing, NJ	-	950	9,835	-	4	950	9,839	10,789	(95)	10,694	08/13/12
Total Investment in Real Estate	$(637,916)	$304,695	$1,151,902	$591	$62,963	$305,286	$1,214,865	$1,520,151	$(150,353)	$1,369,798

Assets Held For Sale
	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Assets Held For Sale	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Real Estate	$(637,916)	$304,695	$1,151,902	$591	$62,963	$305,286	$1,214,865	$1,520,151	$(150,353)	$1,369,798

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

(1)	Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

*	Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2012, 2011 and 2010 is approximately $1,278,318, $1,362,064, and $1,183,694 respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2012 (continued)
[IN THOUSANDS]

	2012	2011	2010
Reconciliation of Real Estate
Balance at beginning of year	$1,481,433	$1,291,213	$997,212
Additions during the year	167,916	248,358	297,450
Dispositions/Deconsolidation of consolidated joint venture during the year	(127,992)	(29,216)	(3,449)
Changes/Impairments	(1,206)	(141,633)	-
Investment in Real Estate	1,520,151	1,368,722	1,291,213
Assets Held for Sale, net of impairment	-	112,711	-
Total Real Estate	$1,520,151	$1,481,433	$1,291,213

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$139,057	$112,161	$83,556
Depreciation for year	35,597	28,229	29,654
Accumulated depreciation on assets sold	(24,301)	(1,333)	(1,049)
Balance at the end of year	$150,353	$139,057	$112,161

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2012. Based on that evaluation, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 22, 2013

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2013 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2013 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2013 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2012, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	5,482,105
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	5,482,105

(1)     Represents shares issuable under the Company’s 2012 Equity Incentive Plan.  On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated.  Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2013 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements:

The following financial statements are included in this report on pages 50 to 94:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 95 to 97: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2012

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

3.2
Amended and Restated Bylaws of Hersha Hospitality Trust (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed by Hersha Hospitality Trust on February 15, 2012 and incorporated by reference herein).

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

Exhibit No.	Description
4.9	Form of Trust Preferred Security Certificate (included in Exhibit 4.8 hereto).
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

10.6	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed by Hersha Hospitality Trust on February 24, 2004 and incorporated by reference herein).

Exhibit No.	Description
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

10.1
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

10.2
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

10.26	Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Appendix A to the proxy statement on Schedule 14A filed with the SEC on April 18, 2011, and incorporated by reference herein).
10.27
Fourth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trust, dated May 18, 2011 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by Hersha Hospitality Trust on August 8, 2011 and incorporated by reference herein).

10.28
Amendment No. 1 to the Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 31, 2011, and incorporated by reference herein).

Exhibit No.	Description
10.29
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

10.3
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

10.31
Credit Agreement, dated as of November 5, 2012, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2012, and incorporated herein by referenced).

12.1	Statement Regarding Computation of Ratio of Per Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.**
21.1	List of Subsidiaries of the Registrant.**
23.1	Consent of KPMG LLP.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxo XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

February 22, 2013	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 22, 2013
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 22, 2013
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 22, 2013
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 22, 2013
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 22, 2013
Donald J. Landry

/s/ Thomas J. Hutchison III	Trustee	February 22, 2013
Thomas J. Hutchison III

/s/ Dianna F. Morgan	Trustee	February 22, 2013
Dianna F. Morgan

/s/ Kiran P. Patel	Trustee	February 22, 2013
Kiran P. Patel

/s/ John M. Sabin	Trustee	February 22, 2013
John M. Sabin

/s/ Michael A. Leven	Trustee	February 22, 2013
Michael A. Leven