Form 10-Q
period 2013-03-31
HERSHA HOSPITALITY TRUST
filed 2013-05-02
CIK 1063344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes ☐No

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
☐Yes ☒No

As of May 1, 2013, the number of Class A common shares of beneficial interest outstanding was 202,554,624 and there were no Class B common shares outstanding.

 Hersha Hospitality Trust

 HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 [UNAUDITED] AND DECEMBER 31, 2012
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2013	December 31, 2012
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation, (including consolidation of variable interest entity assets of $86,673 and $86,657)	$1,469,719	$1,466,713
Investment in Unconsolidated Joint Ventures	14,257	16,007
Development Loans Receivable	15,282	28,425
Cash and Cash Equivalents	83,060	69,059
Escrow Deposits	31,523	26,792
Hotel Accounts Receivable, net of allowance for doubtful accounts of $44 and $365	11,185	11,538
Deferred Financing Costs, net of Accumulated Amortization of $5,367 and $4,841	7,987	8,695
Due from Related Parties	12,064	8,488
Intangible Assets, net of Accumulated Amortization of $2,783 and $2,413	8,334	8,698
Deposits on Hotel Acquisitions	40,236	37,750
Other Assets	25,069	25,514

Total Assets	$1,718,716	$1,707,679

Liabilities and Equity:
Line of Credit	$-	$-
Unsecured Term Loan	150,000	100,000
Mortgages and Notes Payable, including net Unamortized Premium (including consolidation of variable interest entity debt of $56,864 and $57,256)	656,058	692,708
Accounts Payable, Accrued Expenses and Other Liabilities	39,755	33,838
Dividends and Distributions Payable	15,223	15,621
Due to Related Parties	5,088	4,403

Total Liabilities	866,124	846,570

Redeemable Noncontrolling Interests - Common Units (Note 1)	$-	$15,321

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 shares Authorized, 7,600,000 Series B and C Shares Issued and Oustanding at March 31, 2013 and 7,000,000 Series A and B shares Issued and Outstanding at December 31, 2012, with liquidation preferences of $25 per share (Note 1)	76	70
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at March 31, 2013 and December 31, 2012, 202,553,150 and 198,672,356 Shares Issued and Outstanding at March 31, 2013 and December 31, 2012, respectively	2,026	1,986
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(1,630)	(1,786)
Additional Paid-in Capital	1,194,839	1,178,292
Distributions in Excess of Net Income	(372,831)	(348,734)
Total Shareholders' Equity	822,480	829,828

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	29,837	15,484
Noncontrolling Interests - Consolidated Variable Interest Entity	275	476
Total Noncontrolling Interests	30,112	15,960

Total Equity	852,592	845,788

Total Liabilities and Equity	$1,718,716	$1,707,679

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended
	2013	2012
Revenue:
Hotel Operating Revenues	$76,790	$64,854
Interest Income from Development Loans	146	621
Other Revenues	34	62
Total Revenues	76,970	65,537

Operating Expenses:
Hotel Operating Expenses	48,364	40,350
Gain on Insurance Settlements	(403)	-
Hotel Ground Rent	228	194
Real Estate and Personal Property Taxes and Property Insurance	6,666	5,110
General and Administrative (including Share Based Payments of $2,388 and $2,133)	4,996	5,168
Acquisition and Terminated Transaction Costs	3	958
Depreciation and Amortization	15,096	13,441
Total Operating Expenses	74,950	65,221

Operating Income	2,020	316

Interest Income	456	106
Interest Expense	10,420	11,482
Other Expense	205	236
Loss on Debt Extinguishment	261	6
Loss before loss from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	(8,410)	(11,302)

Loss from Unconsolidated Joint Venture Investments	(396)	(730)

Loss Before Income Taxes	(8,806)	(12,032)

Income Tax Benefit	1,130	-

Loss from Continuing Operations	(7,676)	(12,032)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	-	4,502
Loss from Discontinued Operations	-	(384)
Income from Discontinued Operations	-	4,118

Net Loss	(7,676)	(7,914)

Loss Allocated to Noncontrolling Interests	673	741
Preferred Distributions	(3,844)	(3,500)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	(2,250)	-

Net Loss applicable to Common Shareholders	$(13,097)	$(10,673)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2013		2012
Earnings Per Share:
BASIC
Loss from Continuing Operations applicable to Common Shareholders	$(0.07)		$(0.09)
Income from Discontinued Operations applicable to Common Shareholders	$-		$0.03

Net Loss applicable to Common Shareholders	$(0.07)		$(0.06)

DILUTED
Loss from Continuing Operations applicable to Common Shareholders	$(0.07	) *	$(0.09	) *
Income from Discontinued Operations applicable to Common Shareholders	$-	*	$0.03	*

Net Loss applicable to Common Shareholders	$(0.07	) *	$(0.06	) *

Weighted Average Common Shares Outstanding:
Basic	197,029,017		170,427,428
Diluted	197,029,017	*	170,427,428	*

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended
	March 31, 2013	March 31, 2012

Common Units of Limited Partnership Interest	7,100,844	7,263,518
Unvested Stock Awards Outstanding	1,779,890	239,588
Contingently Issuable Share Awards	3,027,599	1,996,157
Options to Acquire Common Shares Outstanding	-	544,189
Total potentially dilutive securities excluded from the denominator	11,908,333	10,043,452

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	2013	2012
Net loss	(7,676)	(7,914)
Other comprehensive loss
Change in fair value of derivative instruments	452	295
Less: Reclassification adjustment for change in fair value of derivative instruments included in net income	(296)	(268)

Comprehensive loss	(7,520)	(7,887)
Less: Comprehensive loss attributable to noncontrolling interests	673	741
Comprehensive loss attributable to common shareholders	$(6,847)	$(7,146)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS]

	Shareholders' Equity							Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2012	$1,986	-	70	$1,178,292	$(1,786)	$(348,734)	$829,828	15,484	$-	$476	$15,960	$845,788	$15,321
Unit Conversion	1	-	-	69	-	-	70	(70)	-	-	(70)	-	-
Reclassification of Noncontrolling Interest	-	-	-	-	-	-	-	15,251	-	-	15,251	15,251	(15,251)
Preferred Stock											-
Preferred Stock Offering, net of costs	-	-	30	72,389	-	-	72,419	-	-	-	-	72,419	-
Preferred Stock Redemption	-	-	(24)	(59,976)	-	-	(60,000)	-	-	-	-	(60,000)	-
Dividends and Distributions declared:											-
Common Stock ($0.06 per share)	-	-	-	-	-	(13,250)	(13,250)	-	-	-	-	(13,250)	-
Preferred Stock	-	-	-	-	-	(3,844)	(3,844)	-	-	-	-	(3,844)	-
Common Units ($0.06 per share)	-	-	-	-	-	-	-	(426)	-	-	(426)	(426)	-
Dividend Reinvestment Plan	-	-	-	10	-	-	10	-	-	-	-	10	-
Stock Based Compensation											-
Grants	39	-	-	(39)	-	-	-	-	-	-	-	-	-
Amortization	-	-	-	4,094	-	-	4,094	-	-	-	-	4,094	-
Change in Fair Value of Derivative Instruments	-	-	-	-	156	-	156	-	-	-	-	156	-
Net Loss	-	-	-	-	-	(7,003)	(7,003)	(402)	-	(201)	(603)	(7,606)	(70)
Balance at March 31, 2013	$2,026	$-	$76	$1,194,839	$(1,630)	$(372,831)	$822,480	29,837	$-	$275	$30,112	$852,592	$-

Balance at December 31, 2011	$1,699	$-	$70	$1,041,027	$(1,151)	$(310,974)	$730,671	16,864	$307	$-	$17,171	$747,842	$14,955
Unit Conversion	-	-	-	31	-	-	31	(34)	-	-	(34)	(3)	-
Reallocation of Noncontrolling Interest	-	-	-	(2,152)	-	-	(2,152)	-	-	-	-	(2,152)	2,152
Common Stock Option Cancellation	25	-	-	(25)	-		-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.06 per share)	-	-	-	-	-	(10,398)	(10,398)	-	-	-	-	(10,398)	-
Preferred Stock	-	-	-	-	-	(3,500)	(3,500)	-	-	-	-	(3,500)	-
Common Units ($0.06 per share)	-			-	-	-	-	(252)	-	-	(252)	(252)	(184)
Dividend Reinvestment Plan	1	-	-	4	-	-	5	-	-	-	-	5	-
Stock Based Compensation
Grants	8	-	-	2,294	-	-	2,302	-	-	-	-	2,302	-
Amortization	-	-	-	1,288	-	-	1,288	-	-	-	-	1,288	-
Change in Fair Value of Derivative Instruments	-	-	-	-	27	-	27	-	-	-	-	27	-
Net Income	-	-	-	-	-	(7,173)	(7,173)	(263)	(287)	-	(550)	(7,723)	(191)
Balance at March 31, 2012	$1,733	$-	70	$1,042,467	$(1,124)	$(332,045)	$711,101	16,315	$20	$-	$16,335	$727,436	$16,732

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS]

	2013	2012
Operating activities:
Net loss	$(7,676)	$(7,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of hotel properties	-	(4,502)
Deferred income taxes	(1,130)	-
Depreciation	14,741	13,294
Amortization	720	1,220
Debt extinguishment	207	6
Development loan interest added to principal	-	(401)
Equity in loss of unconsolidated joint ventures	396	730
Distributions from unconsolidated joint ventures	-	1,000
Loss recognized on change in fair value of derivative instrument	7	96
Stock based compensation expense	2,388	2,133
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	353	(172)
Escrows	(3,091)	(1,439)
Other assets	940	1,432
Due from related parties	(3,576)	(2,599)
Increase (decrease) in:
Due to related parties	685	402
Accounts Payable, Accrued Expenses and Other Liabilities	7,265	1,231
Net cash provided by operating activities	12,229	4,517

Investing activities:
Purchase of hotel property assets	-	(40,885)
Deposits on hotel acquisitions, net	(2,486)	(6,500)
Capital expenditures	(12,603)	(12,192)
Cash paid for hotel development projects	(4,916)	(648)
Proceeds from disposition of hotel properties and investment in unconsolidated joint venture	-	41,642
Net changes in capital expenditure escrows	(1,792)	(2,113)
Repayments from and advances to unconsolidated joint ventures, net	-	(127)
Proceeds from insurance claims	400	-
Repayment of development loans receivable	13,143	39
Repayments from and investment in notes receivable from unconsolidated joint venture, net	-	(150)
Distributions from unconsolidated joint venture	1,353	-
Net cash used in investing activities	(6,901)	(20,934)

Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	-	36,667
Proceeds from unsecured term loan borrowing	50,000	-
Principal repayment of mortgages and notes payable	(41,288)	(32,035)
Proceeds from mortgages and notes payable	5,000	27,194
Cash paid for deferred financing costs	(80)	(26)
Proceeds from issuance of preferred stock, net	72,419	-
Redemption of Preferred Stock	(60,000)	-
Settlement of interest rate cap	(565)	-
Dividends paid on common shares	(11,910)	(10,194)
Dividends paid on preferred shares	(4,473)	(3,500)
Distributions paid on common partnership units	(430)	(436)
Net cash provided by financing activities	8,673	17,670

Net increase (decrease) in cash and cash equivalents	14,001	1,253
Cash and cash equivalents - beginning of period	69,059	24,568

Cash and cash equivalents - end of period	$83,060	$25,821

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administed Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of March 31, 2013, we owned an approximate 96.6% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interest in HHLP (“Common Units”) that are nonredeemable (“Nonredeemable Common Units”) as equity. The noncontrolling interest of Nonredeemable Common Units totaled $29,837 as of March 31, 2013 and $15,484 as of December 31, 2012.  As of March 31, 2013, there were 7,094,716 Nonredeemable Common Units outstanding with a fair market value of $41,433, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Prior to February 1, 2013, certain Common Units (“Redeemable Common Units”) had been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units. The redemption feature contained in the pledge and security agreement where the Redeemable Common Units served as collateral contained a provision that could have resulted in a net cash settlement outside of the control of the Company. As a result, prior to February 1, 2013, the Redeemable Common Units were classified in the mezzanine section of the consolidated balance sheets as they did not meet the requirements for equity classification under US GAAP. The carrying value of the Redeemable Common Units equaled the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of February 1, 2013, the aforementioned pledge and security agreement is no longer in effect and the Common Units subject t to the pledge and security agreement have been released and such Common Units are treated as Nonredeemable Common Units.  As of March 31, 2013, there were no outstanding Units designated as Redeemable Common Units. As of December 31, 2012, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $11,753.

Net income or loss attributed to Nonredeemable Common Units and Redeemable Common Units, as well as the net income or loss related to the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity, is included in net income or loss in the consolidated statements of operations. Net income or loss attributed to the Common Units and the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

On February 25, 2013, we completed a public offering of 3,000,000 6.875% Series C Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting the underwriting discount and the offering expenses payable by us, were approximately $72,419. We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series A Cumulative Redeemable Preferred Shares on March 28, 2013, and for general corporate purposes.

On March 28, 2013, we redeemed all of our issued and outstanding 8.00% Series A Cumulative Redeemable Preferred Shares. The shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.4056.  Dividends ceased accruing on the Series A Preferred Shares on March 28, 2013.

Terms and conditions of the preferred shares outstanding at March 31, 2013 and December 31, 2012 are summarized as follows:

	Shares Outstanding				Dividend Per Share Three Months Ended
Series	March 31, 2013	December 31, 2012	Liquidation Preference	Distribution Rate	March 31, 2013	March 31, 2012

Series A	-	2,400,000	$60,000	8.000%	$0.50	$0.50
Series B	4,600,000	4,600,000	115,000	8.000%	0.50	0.50
Series C	3,000,000	-	75,000	6.875%	0.1862	-
	7,600,000	7,000,000	$250,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Land	$305,286	$305,286
Buildings and Improvements	1,222,591	1,214,865
Furniture, Fixtures and Equipment	176,924	171,892
Construction in Progress	45,488	40,572
	1,750,289	1,732,615

Less Accumulated Depreciation	(280,570)	(265,902)

Total Investment in Hotel Properties	$1,469,719	$1,466,713

Acquisitions

On April 9, 2013, subsequent to the end of the first quarter, we completed the acquisition of the real property and improvements for Hyatt Union Square hotel in New York, NY from Risingsam Union Square LLC.  Consideration was given in exchange for the property including $36,000 paid in cash to the seller, the cancellation by the Company of a development loan in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, the Company paid off the existing construction financing and entered into a new $55,000 mortgage loan which bears interest at one month U.S. dollar LIBOR plus 4.19% and matures in April 2016.  On the same date, we entered into an interest rate cap.  See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

Asset Development and Renovation

We have opportunistically engaged in development of hotel assets. We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY, anticipated to become a Hampton Inn, from an unaffiliated seller for a total purchase price of $28,300. The property is a re-development project which was initiated in 2008. Since the date of acquisition and through March 31, 2013, we have spent $4,140 in development costs, including $503 in property tax expense. All such costs have been capitalized.

The Company continues construction of an additional oceanfront tower, additional meeting space and structured parking on a land parcel adjacent to the Courtyard by Marriott, Miami, Florida, a hotel acquired on November 16, 2011. See “Note 6 – Debt” for information on the financing of this construction. This land parcel was included in the acquisition of the hotel. Since commencement of construction and through March 31, 2013, we have spent $9,408 in construction costs. All such costs have been capitalized.

In October 2012, Hurricane Sandy affected numerous hotel operations within our portfolio. Two hotels within our portfolio were significantly impacted by this natural disaster; one hotel which was inoperable (Holiday Inn Express Water Street, New York, NY) and one hotel development project which has incurred delays in construction (Hampton Inn, Pearl Street, New York, NY). We have recorded estimated property losses of $1,586 on the Holiday Inn Express Water Street and a corresponding insurance claim receivable of $1,486.  This hotel re-opened in April 2013.  We have recorded estimated property losses of $1,997 on the Hampton Inn Pearl Street and a corresponding insurance claim receivable of $1,897, and we expect this hotel to open in September 2013.  Of the $3,383 that we estimate to receive from the property insurance claim, $400 was received as of March 31, 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2013 and December 31, 2012 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2013	2012

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,175	$1,292
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,795	4,964
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT and RI	8.8%-66.7%	8.5% non-cumulative	8,287	9,751
				$14,257	$16,007

On February 1, 2013, the Company closed on the sale of its interest in one of the unconsolidated joint venture properties owned in part by Mystic Partners, LLC to its joint venture partner. As our investment in this unconsolidated joint venture equated the net proceeds distributed to us, we did not record a gain or loss in connection with the sale of this hotel.

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

Loss recognized during the three months ended March 31, 2013 and 2012, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2013	2012
SB Partners, LLC	$(117)	$(122)
Hiren Boston, LLC	(169)	(138)
Mystic Partners, LLC	(110)	(113)
Metro 29th Street Associates, LLC	-	(357)
Loss from Unconsolidated Joint Venture Investments	$(396)	$(730)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

Balance Sheets
	March 31,	December 31,
	2013	2012
Assets
Investment in hotel properties, net	$117,135	$118,506
Other Assets	20,991	20,709
Assets Held For Sale	-	5,875
Total Assets	$138,126	$145,090

Liabilities and Equity
Mortgages and notes payable	$119,059	$119,236
Other liabilities	37,310	36,292
Liabilities Related to Assets Held For Sale	-	6,071
Equity:
Hersha Hospitality Trust	26,166	28,581
Joint Venture Partner(s)	(44,409)	(45,090)
Total Equity	(18,243)	(16,509)

Total Liabilities and Equity	$138,126	$145,090

Statements of Operations
	Three Months Ended March 31,
	2013	2012
Room Revenue	$12,338	$15,404
Other Revenue	5,285	5,334
Operating Expenses	(13,023)	(14,866)
Interest Expense	(1,869)	(2,115)
Lease Expense	(247)	(1,699)
Property Taxes and Insurance	(743)	(1,097)
General and Administrative	(1,452)	(1,487)
Depreciation and Amortization	(1,609)	(1,783)
Loss Allocated to Noncontrolling Interests	(24)	(2,569)

Net loss From Continuing Operations	(1,344)	(4,878)
Income from Discontinued Operations	(55)	106
Gain on Disposition of Hotel Properties	1,162	15,530

Net (Loss) Income	$(237)	$10,758

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
Company's share of equity recorded on the joint ventures' financial statements	$26,166	$28,581
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsoldiated joint ventures(1)	(11,909)	(12,574)
Investment in Unconsolidated Joint Ventures	$14,257	$16,007

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and non-independent trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects. These loans were initially originated as part of our acquisition strategy. During the three months ended March 31, 2013, no such loans were originated by us. Interest income from development loans was $146 and $621 for the three months ended March 31, 2013 and 2012, respectively. Accrued interest on our development loans receivable was $29 as of March 31, 2013 and $348 as of December 31, 2012. Accrued interest on our development loans receivable does not include cumulative interest income which has been accrued and paid in kind by adding it to the principal balance of certain loans as indicated in the table below.

As of March 31, 2013 and December 31, 2012, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding March 31, 2013		Principal Outstanding December 31, 2012	Interest Rate		Maturity Date
Operational Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	$1,979	(1)	$15,122	9%	(2)	N/A	*

Construction Hotels
Hyatt Union Square - New York, NY (3)	Risingsam Union Square, LLC	13,303		13,303	10%		N/A

Total Development Loans Receivable		$15,282		$28,425

*	Indicates borrower is a related party

(1)	Hyatt 48 Lex was paid off in full in April 2013 and we have no development loan receivables outstanding upon this settlement.
(2)
Prior to June 1, 2012, the development loan to 44 Lexington Holding LLC allowed the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  Effective June 1, 2012, we amended the development loan with 44 Lexington Holding LLC to cease the buyer’s election to pay accrued interest in-kind.  Interest of $401 was added to principal during the three months ended March 31, 2012.

(3)
On April 9, 2013, we completed the acquisition of the real property and improvements for Hyatt Union Square hotel in New York, NY from Risingsam Union Square LLC.  Consideration given in exchange for the property including $36,000 paid in cash to the seller, the cancellation by the Company of a development loan in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, the Company paid off the existing construction financing and entered into a new mortgage loan.  See “Note 2 –Investment In Hotel Properties” for additional discussion of this transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Transaction Costs	$209	$339
Acquisition of Hyatt Union Square	3,788	3,120
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	6,498	8,654
Insurance Claims Receivable	5,726	3,883
Deferred Tax Asset	3,773	3,355
Other	3,527	4,615
	$25,069	$25,514

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities, and other costs which are recorded in other assets prior to the closing of the respective transactions.

Acquisition of Hyatt Union Square - On April 9, 2013, we completed the acquisition of the real property and improvements for Hyatt Union Square hotel in New York, NY.  Included in the acquisition of Hyatt Union Square above are costs we incurred for preliminary development of the hotel.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Insurance Claims Receivable – as noted in “Note 2 – Investment in Hotel Properties,” we recorded an insurance claim receivable due to the property damage that occurred at several of our hotel properties as a result of Hurricane Sandy in October 2012.

Deferred Tax Asset - We have approximately $3,773 of net deferred tax assets as of March 31, 2013. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $3,773 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of March 31, 2013, we had $22,000 in non-interest bearing deposits on the acquisition of the Hyatt Union Square, New York, NY.  On April 9, 2013, we closed on the acquisition of this property.  Please see “Note 2 – Investment in Hotel Properties” for more information.  As of March 31, 2013, we had an additional $15,486 in interest bearing deposits related to the future acquisition of Hilton Garden Inn -52nd Street, New York, NY and $2,750 in interest bearing deposits related to the potential acquisition of another hotel property.  As of December 31, 2012, we had $21,000 in non-interest bearing deposits on the future acquisition of the Hyatt Union Square, New York, NY.  As of December 31, 2012, we had an additional $15,000 in interest bearing deposits related to the future acquisition of Hilton Garden Inn -52nd Street, New York, NY and $1,750 in interest bearing deposits related to the potential acquisition of another hotel property. On October 24, 2012, we entered into an agreement for the future acquisition of the Hilton Garden Inn – 52nd Street, New York, NY. See below for more information on this agreement.

On October 24, 2012, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn – 52nd Street in New York, NY for total consideration of $74,000. As of March 31, 2013, we had provided $15,486 to the seller as a deposit earning 10% per annum and we may fund an additional $2,000 deposit earning 10% per annum. The total consideration to the seller will consist of this $17,000 interest bearing deposit, an additional $15,000 cash to be paid to the seller upon closing and the assumption or extinguishment of a mortgage loan secured by the hotel in the original aggregate principal amount of $42,000. The transaction is expected to close shortly after the developer completes the hotel’s construction, which is anticipated for the fourth quarter of 2013. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages

We had total mortgages payable at March 31, 2013 and December 31, 2012 of $604,510 and $641,160, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.79% to 8.25% as of March 31, 2013. Included in these balances are net premiums of $3,035 and $3,245 as of March 31, 2013 and December 31, 2012, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $8,294 and $10,254 during the three months ended March 31, 2013 and 2012, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 6 of our hotel properties were not met as of March 31, 2013. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loans.

As of March 31, 2013, the maturity dates for the outstanding mortgage loans ranged from August 2013 to February 2018.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the three months ended March 31, 2013 and 2012 was 3.31% and 3.55%, respectively.  Interest expense in the amount of $426 and $458 was recorded for the three months ended March 31, 2013 and 2012, respectively.

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

The amount that we can borrow at any given time on our credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2013, the following hotel properties were borrowing base assets:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

- Holiday Inn Express, Hershey, PA	- Hampton Inn, Smithfield, RI
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, West Haven, CT
- Holiday Inn Express, Camp Springs, MD	- Hampton Inn, Times Square, NY
- Holiday Inn, Wall Street, NY	- Hampton Inn, Hershey, PA
- Holiday Inn Express, Times Square, NY	- Hampton Inn, Philadelphia, PA
- Residence Inn, Norwood, MA	- Hampton Inn, Washington, DC
- Residence Inn, Langhorne, PA	- Hyatt Place, King of Prussia, PA
- Residence Inn, Carlisle, PA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- Towneplace Suites, Harrisburg, PA
- Sheraton, Wilmington South, DE	- Rittenhouse Hotel, Philadelphia, PA
- Sheraton Hotel, JFK Airport, New York, NY	- Bulfinch Hotel, Boston, MA
- Candlewood Suites, Times Square, NY	- Holiday Inn Express (Water Street), New York, NY

The interest rate for the new credit facility will be based on a pricing grid with a range of one month U.S. LIBOR plus 1.75% to 2.65%. As of March 31, 2013, we borrowed $150,000 in unsecured term loans under the new credit facility, and concurrently entered into interest rate swaps which effectively fix the interest rate on these term loans to 3.19% or 3.25%. See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

The credit agreement providing for the $400,000 revolving credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $1,000,000, which is calculated by adding back accumulated depreciation to the recorded value of our investment in hotel properties and subtracting certain intangible assets and debt and is subject to increases under certain circumstances; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

•	a fixed charge coverage ratio of not less than 1.40 to 1.00, which increases to 1.45 to 1.00 as of July 1, 2013 and further increase to 1.50 to 1.00 as of January 1, 2014;
•	a maximum leverage ratio of not more than 60%; and
•	a maximum secured debt leverage ratio of 55%, which decreases to 50% as of October 1, 2013 and further decreases 45% as of October 1, 2014.

The Company is in compliance with each of the covenants listed above as of March 31, 2013. As of March 31, 2013, our remaining borrowing capacity under the new credit facility was $215,061, based on our current borrowing base assets.

As of March 31, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and we had no outstanding borrowings on the revolving line of credit. As of December 31, 2012, the outstanding unsecured term loan was $100,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $1,063 and $858 related to borrowings drawn on each of the aforementioned credit facilities, for the three months ended March 31, 2013 and 2012, respectively. The weighted average interest rate on our credit facilities during the three months ended March 31, 2013 and 2012 was 3.25% and 4.63%, respectively.

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

Capitalized Interest

We utilize mortgage debt and our $400,000 revolving credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended March 31, 2013 and 2012, we capitalized $278 and $363, respectively, of interest expense related to these projects.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.   As of March 31, 2013, deferred costs were $7,987, net of accumulated amortization of $5,367. Amortization of deferred costs for the three months ended March 31, 2013 and 2012 was $616 and $1,017, respectively.

Debt Payoff

On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our $400,000 unsecured credit facility which was used to pay off the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY.  This mortgage was also subject to an interest rate swap, which was derecognized as a cash flow hedge as of December 31, 2012 due to this payoff.  As a result of this payoff, we expensed $261 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for year to date March 31, 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2013 and 2012, base management fees incurred totaled $2,266 and $2,099, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2013 and 2012, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three months ended March 31, 2013 and 2012 were $5,160 and $4,852, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2013 and 2012, the Company incurred accounting fees of $426 and $472, respectively. For the three months ended March 31, 2013 and 2012, the Company incurred information technology fees of $125 and $138, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2013 and 2012, we incurred fees of $452 and $496, respectively, which were capitalized with the cost of fixed asset additions.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Hotel Supplies

For the three months ended March 31, 2013 and 2012, we incurred charges for hotel supplies of $36 and $18, respectively. For the three months ended March 31, 2013 and 2012, we incurred charges for capital expenditure purchases of $5,815 and $5,002, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expenses included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $6 and $5 is included in accounts payable at March 31, 2013 and December 31, 2012, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2013 and December 31, 2012 was approximately $12,064 and $8,488, respectively. The balances primarily consisted of accrued interest due on our development loans and working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of March 31, 2013 and December 31, 2012 was approximately $5,088 and $4,403, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended March 31, 2013 and 2012, we incurred $228 and $194, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 - DERIVATIVES

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

As of March 31, 2013, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of March 31, 2013 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2013	December 31, 2012
HIE Times Square, New York, NY	Swap	1.240%	1-Month LIBOR + 4.00%	May 31, 2011	June 1, 2014	$-	-	(530)
CY LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$30,000	(520)	(559)
CHH, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	$27,423	(128)	(143)
Hotel 373, New York, NY	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	$18,744	3	6
CY Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	$55,000	(619)	(658)
Subordinated Notes Payable	Cap	2.000%	3-Month LIBOR	July 30, 2012	July 30, 2014	$51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.65%	November 5, 2012	November 5, 2016	$100,000	(95)	(135)
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.65%	December 18, 2012	November 5, 2016	$50,000	(144)	(167)
							(1,503)	(2,186)

On January 7, 2013, the Company repaid the mortgage secured by the Holiday Inn Express Times Square in New York, NY and paid $565 to settle its obligation under the swap. Due to the timing of this transaction, the hedge relationship on our interest rate swap was derecognized as of December 31, 2012.

On April 9, 2013, we entered into an interest rate cap that effectively fixes interest payment when 1 month-U.S. dollar LIBOR exceeds 2.00% on a variable rate mortgage on Hyatt Union Square, New York, NY. The notional amount of the interest rate cap is $55,000 and equals the principal of the variable rate mortgage being hedged. This interest rate cap matures on April 9, 2016. Please see “Note 2-Investments in Hotel Properties” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – DERIVATIVES (CONTINUED)

The fair value of our interest rate caps is included in other assets at March 31, 2013 and December 31, 2012 and the fair value of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at March 31, 2013 and December 31, 2012.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $156 and a gain of $27 for the three months ended March 31, 2013 and 2012, respectively. These unrealized gains were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $296 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three months ended March 31, 2013. For the next twelve months ending March 31, 2014, the Company estimates that an additional $1,159 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2013, the carrying value and estimated fair value of the Company’s debt were $806,058 and $828,734, respectively.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt were $792,708 and $814,451, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
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

Stock based compensation expense related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP of $968 and $933 was incurred during the three months ended March 31, 2013 and 2012, respectively.  Unearned compensation related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP as of March 31, 2013 and December 31, 2012 was $2,955 and $1,072, respectively. The following table is a summary of all unvested share awards issued to executives under the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
March 20, 2013 (2012 Annual LTIP)	779,045	$5.95	3 years	25%/year (1)	194,759	-	$2,084	$-
March 26, 2012 (2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	374,462	374,462	736	892
March 30, 2011 (2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	330,500	330,500	135	180
					899,721	704,962	$2,955	$1,072

(1)
25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date).

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the 2010 Multi-Year LTIP.  This program had a three-year performance period, which commenced on January 1, 2010 and ended on December 31, 2012.  The common shares issuable under this program were based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Compensation Committee of the Board of Trustees concluded that the performance criteria for this program had been met and 3,051,862 common shares were issued under this program during the three months ended March 31, 2013, of which 1,525,931 vested immediately with the remaining shares to vest on December 31, 2013. The share price on the date of grant was $5.95.  The Company accounts for these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period, which ends on December 31, 2013.  Stock based compensation expense of $798 and $798 was recorded for the three months ended March 31, 2013 and 2012, respectively, for the Multi-Year LTIP.  Unearned compensation related to the multi-year program as of March 31, 2013 and December 31, 2012, respectively, was $2,394 and $3,192.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIP, the 2010 Annual LTIP, the 2011 Annual LTIP and the 2012 Annual LTIP, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $489 and $351 was incurred during the three months ended March, 31, 2013 and 2012, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2013 and December 31, 2012 was $4,931 and $5,420, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:
						Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule		March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
June 1, 2009	744,128	$2.80	4 years	25%/year		558,305	558,305	87	217
June 1, 2010	182,308	$4.63	2-3 years	25-50%/year		139,522	139,522	33	82
June 30, 2011	17,692	$5.57	2-4 years	25-50%/year		4,958	4,958	44	51
April 18, 2012	1,035,595	$5.47	5 years	33% Year 3, 4, 5	(1)	-	-	4,568	4,842
June 29, 2012	52,703	$5.28	2-4 years	25-50%/year		-	-	199	228
Total	2,032,426					702,785	702,785	$4,931	$5,420

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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 28, 2012, we issued 32,417 shares which do not fully vest until December 31,2013.  Compensation expense incurred for the three months ended March 31, 2013 and 2012, respectively, was $40 and $28.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2013	December 31, 2012
December 28, 2012	32,417	$4.93	1 year	100%	$120	$160

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, 33% of which vest on each of December 31, 2011, 2012 and 2013.  On June 5, 2012, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, 33% of which vest on each of December 31, 2012, 2013 and 2014.  On December 28, 2012, the Company issued an aggregate of 12,000 restricted common shares, 2,000 to each non-management trustee, of which will vest on each of December 31, 2013, 2014 and 2015.  Compensation expense for 2011 multi-year long term equity incentives, 2012 multi-year long-term equity incentives, and 2013 multi-year long-term equity incentives incurred for the three months ended March 31, 2013 and 2012, respectively, was $14 and $5.  Unearned compensation related to the multi-year long term equity incentives was $99 and $113 as of March 31, 2013 and December 31, 2012, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $79 and $18 for the three months ended March 31, 2013 and 2012, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2013 and December 31, 2012 was $236 and $74, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
February 1, 2013	30,000	$5.41	2 years	50%/year	-	-	$162	$-
March 26, 2012	28,500	$5.45	2 years	50%/year	15,000	15,000	74	74
January 6, 2011	17,035	$6.66	1.5 years	50%/year	17,035	17,035	-	-
March 25, 2010	6,000	$5.02	2 years	50%/year	6,000	6,000	-	-
Total	51,535				38,035	38,035	236	74

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
BASIC AND DILUTED*
Loss from Continuing Operations	$(7,676)	$(12,032)
Loss from Continuing Operations allocated to Noncontrolling Interests	673	634
Distributions to 8.0% Series A Preferred Shareholders	(3,844)	(3,500)
Dividends Paid on Unvested Restricted Shares	(242)	(84)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	(2,250)	-
Loss from Continuing Operations attributable to Common Shareholders	(13,339)	(14,982)

Discontinued Operations
Income from Discontinued Operations	-	4,118
Loss from Discontinued Operations allocated to Noncontrolling Interests	-	107
Income from Discontinued Operations attributable to Common Shareholders	-	4,225

Net Loss attributable to Common Shareholders	$(13,339)	$(10,757)

Denominator:
Weighted average number of common shares - basic	197,029,017	170,427,428
Effect of dilutive securities:
Restricted Stock Awards	- *	- *
Contingently Issued Shares	- *	- *
Option to acquire common shares	- *	- *
Partnership Units	- *	- *
Weighted average number of common shares - diluted	197,029,017	170,427,428

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
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (CONTINUED)

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended
	March 31, 2013	March 31, 2012

Common Units of Limited Partnership Interest	7,100,844	7,263,518
Unvested Stock Awards Outstanding	1,779,890	239,588
Contingently Issuable Share Awards	3,027,599	1,996,157
Options to Acquire Common Shares Outstanding	-	544,189
Total potentially dilutive securities excluded from the denominator	11,908,333	10,043,452

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2013 and 2012 totaled $9,132 and $12,032, respectively. The following non-cash investing and financing activities occurred during 2013 and 2012:

	2013	2012
Common Shares issued as part of the Dividend Reinvestment Plan	$10	$5
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	-	401
Disposition of hotel properties
Investment in hotel properties, net, conveyed to mortgage lender	-	1,938
Debt conveyed to mortgage lender	-	2,940
Debt assumed by purchaser	-	35,376
Conversion of Common Units to Common Shares	70	31
Reallocation of noncontrolling interest	-	2,152

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 [UNAUDITED]
[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Assets Held for Sale

There were no assets held for sale or liabilities related to assets held for sale as of March 31, 2013 or December 31, 2012.

The following table sets forth the components of discontinued operations for the three months ended March 31, 2013 and 2012:

	2013	2012
Revenue:
Hotel Operating Revenues	$-	$5,477
Other Revenue	-	11
Total Revenues	-	5,488
Expenses:
Hotel Operating Expenses	-	4,289
Hotel Ground Rent	-	72
Real Estate and Personal Property Taxes and Property Insurance	-	397
General and Administrative	-	43
Depreciation and Amortization	-	25
Interest Expense	-	1,012
Other Expense	-	1
Loss on Debt Extinguishment	-	33
Total Expenses	-	5,872

Loss from Discontinued Operations	$-	$(384)

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

On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining 4 properties on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the three months ended March 31, 2012.  The 14 assets were sold for net proceeds of $40,621, reduced the Company’s consolidated mortgage debt by $42,455 and recorded a gain on sale of approximately $3,189 as of March 31, 2012.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2012.  The transfer of the title resulted in a gain of approximately $1,313 as of March 31, 2012, since the outstanding mortgage loan payable exceeded the net book value of the property.

Out of Period Adjustment

In the second quarter of 2012, we recorded an adjustment impacting gain on disposition of hotel properties that increased net income by $1,950.  This adjustment was made after completing an analysis that determined a liability for deferred land rent payable was not properly written off when a hotel property was sold during the first quarter of 2012.  After evaluating the quantitative and qualitative effects of this adjustment, we have concluded that the impact on the Company’s consolidated financial statements for the periods ended March 31, 2012 and June 30, 2012 was not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

●	levels of spending in the business, travel and leisure industries, as well as consumer confidence;
●	declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;
●	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
●	financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;
●	the degree and nature of our competition;
●	increased interest rates and operating costs;
●	ability to complete development and redevelopment projects;
●	risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;
●	availability of and our ability to retain qualified personnel;
●	our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;
●	environmental uncertainties and risks related to natural disasters;
●	changes in real estate and zoning laws and increases in real property tax rates; and
●	the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2013, we owned interests in 63 hotels, many of which are located in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, Los Angeles and Miami, including 57 wholly-owned hotels and interests in six hotels owned through unconsolidated joint ventures.  Our "Summary of Operating Results" section below contains operating results for 56 consolidated hotel assets and six hotel assets owned through an unconsolidated joint venture. These results exclude one hotel, the Hampton Inn Pearl Street, New York, NY, which is currently undergoing re-development and is expected to open during the fourth quarter of 2013.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2013, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

As we begin 2013, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2013, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Washington DC, Boston, Philadelphia, Los Angeles and Miami. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue additional development loans or land leases in the near term. While property joint ventures, development loans and land leases played an important role in our growth in the past, we do not expect them to play the same role in our near-term future.

Although we are planning for continued improvement in consumer and commercial spending and lodging demand during 2013, the manner in which the economy will recover, if at all, is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor the recovery in lodging demand and rates, our third-party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

In October of 2012, our hotels across the eastern seaboard experienced the effects of Hurricane Sandy. Most of our hotels in these markets were able to remain open and continued to serve our guests through the duration of the storm. However, our Holiday Inn Express on Water Street in lower Manhattan experienced flooding and was forced to close. Subsequent to March 31, 2013, repairs were completed and this hotel was re-opened. Additionally, our hotel redevelopment project at 32 Pearl Street in lower Manhattan experienced some flooding at the job site and portions of the project did suffer damage. The continued strength in business transient and leisure transient customer demand in Manhattan partially offset the losses from the storm.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the three months ended March 31, 2013 and 2012 for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations and one hotel undergoing a re-development project) that are consolidated in our financial statements for the three months ended March 31, 2013 and 2012:

CONSOLIDATED HOTELS:
	Three Months Ended March 31,
	2013	2012	2013 vs. 2012 % Variance

Occupancy	69.7%	65.9%	3.8%
Average Daily Rate (ADR)	$151.19	$142.92	5.8%
Revenue Per Available Room (RevPAR)	$105.43	$94.16	12.0%

Room Revenues	$70,371	$60,185	16.9%
Hotel Operating Revenues	$76,790	$64,854	18.4%

RevPAR for the three months ended March 31, 2013 increased 12.0% for our consolidated hotels.  This represents a growth trend in RevPAR which is primarily due to improving economic conditions in 2013 and the acquisition of hotel properties consummated since March 31, 2012 that are accretive to RevPAR.  The first quarter has been, historically, our weakest quarter and we take advantage of this seasonality by completing a significant portion of our planned renovation activity during this period.  Despite ongoing renovations at 11 of our properties, our portfolio was able to generate 12.0% RevPAR growth.

The following table outlines operating results for the three months ended March 31, 2013 and 2012 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended March 31,
	2013	2012	2013 vs. 2012 % Variance

Occupancy	62.9%	64.8%	-1.9%
Average Daily Rate (ADR)	$144.03	$139.66	3.1%
Revenue Per Available Room (RevPAR)	$90.61	$90.47	0.2%

Room Revenues	$12,338	$15,404	-19.9%
Total Revenues	$17,623	$20,738	-15.0%

For our unconsolidated hotels, ADR increased 3.1% for the three months ended March 31, 2013.  The increase, when compared to the same period in 2012, is primarily the result of an increase in corporate business.  Occupancy and revenue declines were primarily the result of the sale of our joint venture interest in Holiday Inn Express 29th Street, which, as of June 18, 2012, was no longer included as an unconsolidated joint venture.  This hotel tended to have higher occupancy rates than the remaining hotels in our unconsolidated joint venture hotel portfolio.

We define a same store hotel as one that is currently consolidated and that we have owned in whole or in part for the entire period being reported and the comparable period in the prior year.  For the three months ended March 31, 2013 and 2012 there are 53 same store hotels.  The following table outlines operating results for the three months ended March 31, 2013 and 2012, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS	(includes 53 hotels in both years)
	Three Months Ended March 31,
	2013	2012	2013 vs. 2012 % Variance

Occupancy	70.2%	65.7%	4.5%
Average Daily Rate (ADR)	$149.70	$142.22	5.3%
Revenue Per Available Room (RevPAR)	$105.06	$93.46	12.4%

Room Revenues	$68,334	$61,506	11.1%
Total Revenues	$72,817	$65,565	11.1%

RevPAR for our same store consolidated hotels increased 12.4% during the three months ended March 31, 2013, when compared to the same period in 2012.  This RevPAR growth is primarily due to the continuing improvement in economic conditions in our markets during these periods.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2013 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.8% and 99.0% of total revenues for the three months ended March 31, 2013 and 2012, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $11,936, or 18.4%, to $76,790 for the three months ended March 31, 2013 compared to $64,854 for the same period in 2012.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the three months ended March 31, 2012.

We acquired interests in the following four consolidated hotels which contributed the following operating revenues for the three months ended March 31, 2013 and March 31, 2012.

Brand	Location	Acquisition Date	Rooms	2013 Hotel Operating Revenues	2012 Hotel Operating Revenues
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	3,506	1,479
Bulfinch Hotel	Boston, MA	May 7, 2012	80	426	-
Holiday Inn Express	New York, NY	June 18, 2012	228	2,408	-
Courtyard by Marriott	Ewing, NJ	August 13, 2012	130	827	-
			549	$7,167	$1,479

In addition, our same store portfolio experienced a $7.48, or 5.3%, improvement in ADR, increasing from $142.22 for the three months ended March 31, 2012 to $149.70 during the same period in 2013.  For the same store hotels, occupancy increased by 450 basis points from approximately 65.7% during the three months ended March 31, 2012 to approximately 70.2% for the same period in 2013.  The resulting improvement in RevPAR was the product of improvements in lodging trends in the markets in which our hotels are located.

We have invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers.  Interest income from development loans receivable was $146 for the three months ended March 31, 2013 compared to $621 for the same period in 2012.

Of the $15,282 in development loans receivable outstanding as of March 31, 2013, $13,303 was invested in the Hyatt Union Square hotel.  Subsequent to March 31, 2013, we acquired the Hyatt Union Square and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety.  In April 2013, the development loan related to Hyatt 48Lex was paid off in full.  As of April 30, 2013, we had no outstanding development loan receivables.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $34 and $62 for the three months ended March 31, 2013 and 2012, respectively.

Expenses

Total hotel operating expenses increased 19.9% to approximately $48,364 for the three months ended March 31, 2013 from $40,350 for the three months ended March 31, 2012. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since March 31, 2012, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 12.3%, or $1,655, to $15,096 for the three months ended March 31, 2013 from $13,441 for the three months ended March 31, 2012. Similarly, real estate and personal property tax and property insurance increased $1,556, or 30.5%, for the three months ended March 31, 2013 when compared to the same period in 2012 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves, which was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense decreased by approximately $172 from $5,168 in the three months ended March 31, 2012 to $4,996 for the same period in 2013.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Expense related to share based compensation increased $255 when comparing the three months ended March 31, 2013 to the same period in 2012.  This increase in share based compensation expense is due primarily in additional restricted shares issued since March 31, 2012.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Decreases in other general and administrative expenses resulted primarily from a decrease in incentive and bonus expense during the three months ended March 31, 2013.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs decreased $955 from $958 for the three months ended March 31, 2012 to $3 for the same period in 2013.  The expenses incurred in 2012 were primarily related to the acquisition of the Rittenhouse Hotel. Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year.

Operating Income

Operating income for the three months ended March 31, 2013 was $2,020 compared to operating income of $316 during the same period in 2012.  As noted above, the increase in operating income resulted primarily from improved performance of our portfolio and acquisitions that have occurred subsequent to March 31, 2012.

Interest Expense

Interest expense decreased $1,062 from $11,482 for the three months ended March 31, 2012 to $10,420 for the three months ended March 31, 2013. The decrease in interest expense is due primarily to the reduction of the weighted average interest rate on our credit facility as a result of us entering into a new credit facility in November 2012.  In addition, during the fourth quarter of 2012 and the three months ended March 31, 2013, we repaid in full eight mortgage loans, and did not enter into any new mortgage loans, lowering our overall mortgage payable portfolio.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. The operating results for the unconsolidated joint ventures improved by $334 for the three months ended March 31, 2013.  This improvement is primarily due to the results of the hotels owned by these joint ventures which have benefited from improved lodging fundamentals in the markets in which they operate.

We have made an effort to decrease our investment in unconsolidated joint ventures.  Since January 1, 2012 we closed on the sale of 5 of our unconsolidated joint venture assets to third parties and we purchased the remaining ownership from our joint venture partners in 2 assets, which are now included in our consolidated results.

Income Tax Benefit

During the three months ended March 31, 2013, the Company recorded an income tax benefit of $1,130.  There was no comparable income tax benefit recorded in the prior year as the Company recorded a full valuation allowance against the net operating loss.

Discontinued Operations

During the three months ended March 31, 2012, we reclassified the operating results of 18 non-core hotel properties, one land parcel located at 585 Eighth Avenue, New York, NY, and the Comfort Inn, North Dartmouth, MA, to discontinued operations in the statement of operations. During the first quarter of 2012, we closed on the sale of 14 of the 18 non-core hotel properties, and transferred the title of the Comfort Inn, located In North Dartmouth, MA, to the lender.  As a result, we recognized a gain of approximately $4,502 in the first quarter of 2012.

We recorded a loss from discontinued operations of approximately $384 during the three months ended March 31, 2012.  See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net loss applicable to common shareholders for the three months ended March 31, 2013 was $13,097 compared to net loss applicable to common shareholders of $10,673 for the same period in 2012.  Net loss for the three months ended March 31, 2012 was positively impacted by a gain of $4,502 which resulted from the sale of properties held as discontinued operations.  Net loss for the three months ended March 31, 2013 was positively impacted by $1,062 decrease in interest expense, $1,704 improvement in operating income and income tax benefit of $1,130 recorded in the quarter.  Net income applicable to common shareholders for the three months ended March 31, 2013 was negatively impacted by $344 of dividends accrued on our newly issued Series C Preferred Shares and on the extinguishment of $2,250 of issuance costs associated with the redemption of all of our outstanding Series A Preferred Shares.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of March 31, 2013. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of March 31, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and we had no outstanding borrowings under the revolving line of credit. As of March 31, 2013, our remaining borrowing capacity under the $400,000 credit facility was $215,061, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $400,000 credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2013, we have $7,998 of indebtedness maturing on or before December 31, 2013. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $400,000 credit facility and the issuance of our securities.

On February 25, 2013, we completed a public offering of 3,000,000 6.875% Series C Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $72,419. We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series A Cumulative Redeemable Preferred Shares on March 28, 2013, and for general corporate purposes.

On March 28, 2013, we redeemed all of our issued and outstanding 8.00% Series A Cumulative Redeemable Preferred Shares. The shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.4056.

Development Loans Receivable

As of March 31, 2013, we have $15,282 in development loan principal receivable and $29 in accrued interest receivable on these loans. As noted above, subsequent to March 31, 2013, we acquired the Hyatt Union Square, and, as part of the consideration we agreed to cancel a $13,303 development loan receivable, leaving $1,979 in development loan principal receivable remaining at March 31, 2013. See “Note 4 – Development Loan Receivable,” for further information.  In April 2013, the development loan related to Hyatt 48Lex was paid off in full.  As of April 30, 2013, we had no outstanding development loan receivables.

Acquisitions

During the three months ended March 31, 2013, we did not acquire any wholly-owned hotel properties. We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2013, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the three months ended March 31, 2013 was $12,229 and cash used for the payment of distributions and dividends for the three months ended March 31, 2013 was $16,813.

We also project that our operating cash flow and available borrowings under the $250,000 revolving line of credit portion of our $400,000 credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

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

Spending on capital improvements during the three months ended March 31, 2013 was similar to spending on capital improvements during the three months ended March 31, 2012. During the three months ended March 31, 2013 we spent $12,603 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $12,192 during the same period in 2012. The first quarter has been, historically, our weakest quarter and we took advantage of this seasonality by completing a significant portion of our planned 2013 renovation activity during the three months ended March 31, 2013. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have three ongoing hotel development projects. We are constructing an additional hotel tower at our Courtyard by Marriott in Miami Beach, FL. We are also completing the construction of a Hampton Inn in lower Manhattan, New York, NY. During the three months ended March 31, 2013 we spent $4,916 on hotel development projects. This compares to $648 during the same period in 2012. Finally, prior to March 31, 2013, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn, located on 52nd Street in New York, NY upon completion of construction for an approximate purchase price of $74,000. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns. These projects will require significant capital which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS
(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2013 and 2012

Net cash provided by operating activities increased $7,712 from $4,517 for the three months ended March 31, 2012 to $12,229 for 2013. Net loss, adjusted for non-cash items such as gain on disposition of hotel properties, benefit for income taxes, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, distributions from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $3,991 for the three months ended March 31, 2013 when compared to 2012. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. In addition, acquisition and terminated transaction costs incurred for the three months ended March 31, 2013 decreased $955 when compared to the same period in 2012. The remaining increase in cash provided by operating activities was attributable to an increase in net cash provided by working capital assets..

Net cash used in investing activities for the three months ended March 31, 2013 decreased $14,033, from $20,934 for the three months ended March 31, 2012 compared to $6,901 for 2013. During the three months ended March 31, 2012, we closed on the sale of 14 hotel properties generating net proceeds of $41,642.  In addition, spending on the purchase of hotel properties and deposits on hotel acquisitions was $44,899 lower during the three months ended March 31, 2012 compared to same period in 2013. We also received $13,143 for the repayment of development loans and notes receivable during the three months ended March 31, 2013. Offsetting these amounts was a $4,268 increase in spending on hotel development projects during the three months ended March 31, 2013 compared to the same period in 2012.

Net cash provided by financing activities for the three months ended March 31, 2013 was $8,673 compared to $17,670 during the same period in 2012. Net repayments of mortgages and notes payable increased $9,253 during the three months ended March 31, 2013 when compared to the same period in 2012, which was funded in part with borrowings under the $50,000 unsecured term loan portion of our $400,000 credit facility. Net proceeds from our revolving credit facility were $36,667 higher during the three months ended March 31, 3012 than in 2013. Offsetting this decrease in cash proceeds from borrowings under the line of credit and mortgages and notes payable were net proceeds from our offering of Series C Preferred Shares. During the first quarter of 2013, we completed an offering of Series C Preferred Shares with net proceeds of $72,419, after deducting underwriting discounts and offering expenses, which was primarily used to redeem all of the issued and outstanding Series A Preferred Shares with a redemption value of $60,000.  Dividends and distributions payable increased $2,683 during the three months ended March 31, 2013, compared to 2012, due to an increase in the number of outstanding common shares as a result of a common stock offering which we completed in May 2012, and the additional preferred share dividends we paid due to the timing of the preferred stock offering and subsequent redemption which occurred in March 2013.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012

Net loss applicable to common shareholders	$(13,097)	$(10,673)
Loss allocated to noncontrolling interest	(673)	(741)
Loss from unconsolidated joint ventures	396	730
Gain on disposition of hotel properties	-	(4,502)
Depreciation and amortization	15,096	13,441
Depreciation and amortization from discontinued operations	-	25
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	-	139
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	1,722	(1,581)

Loss from Unconsolidated Joint Ventures	(396)	(730)
Depreciation and amortization of purchase price in excess of historical cost (2)	154	320
Interest in depreciation and amortization of unconsolidated joint ventures (3)	876	661
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	634	251

Funds from Operations applicable to common shareholders and Partnership units	$2,356	$(1,330)

Weighted Average Common Shares and Units Outstanding
Basic	197,029,017	170,427,428
Diluted	208,937,350	180,470,880

(1)	Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.
(2)	Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2013 and 2012 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2013, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

Investment in Joint Ventures

Properties owned in joint ventures are consolidated if the determination is made that we are the primary beneficiary in a variable interest entity (VIE) or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. This evaluation requires significant judgment.

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

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2013, we are exposed to interest rate risk with respect to variable rate borrowings under our $400,000 credit facility and certain variable rate mortgages and notes payable. As of March 31, 2013, we had total variable rate debt outstanding of $70,292 with a weighted average interest rate of 3.43%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2013 would be an increase or decrease in our interest expense for the three months ended March 31, 2103 of $176.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2013, we have an interest rate cap related to debt on the Hotel 373, New York, NY and our two subordinated notes payable, and we have four interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, and our corporate credit facility. Subsequent to March 31, 2013, we purchased an interest rate cap on the debt associated with the property Hyatt Union Square, New York, NY on April 9, 2013, to fix the debt at 1 Month USD LIBOR plus 2%.  See “Note 8- Fair Value Measurement and Derivative Instruments” for more information.  We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2013, all of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2013 to be approximately $805,925 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2013 to be approximately $852,318.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2013, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2013	2014	2015	2016	2017	Thereafter	Total

Fixed Rate Debt	$13,783	$31,122	$285,341	$250,832	$137,871	$13,782	$732,731
Weighted Average Interest Rate	5.27%	5.23%	5.82%	5.77%	7.15%	7.15%	6.06%

Floating Rate Debt	-	-	-	-	18,744	$51,548	$70,292
Weighted Average Interest Rate	3.43%	3.43%	3.43%	3.43%	3.20%	3.20%	3.35%
	$13,783	$31,122	$285,341	$250,832	$156,615	$65,330	$803,023

The table incorporates only those exposures that existed as of March 31, 2013, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments due as of  March 31, 2013 and certain adjustments to reflect:

●	the Company’s exercise of each of the extension options within its discretion or upon lender approval, and
●	the lender’s extension of the maturity of the revolving line of credit extension option.

	2013	2014	2015	2016	2017	Thereafter	Total

Principal repayments due as of March 31, 2013, as noted above	$13,783	$31,122	$285,341	$250,832	$156,614	$65,331	$803,023

Adjustments: Extension Options (1)

Courtyard - Miami Beach Oceanfront (2)	-	-	-	(55,000)	55,000	-	-
Courtyard - Los Angeles, CA (3)	-	(500)	(27,500)	2,000	2,000	24,000	-
Capitol Hill Hotel - Washington DC (4)	-	-	(23,635)	1,467	22,168	-	-
Term Loan (5)	-	-	(150,000)	-	150,000	-	-
As Adjusted Principal Repayments	$13,783	$30,622	$84,206	$199,299	$385,782	$89,331	$803,023

(1) Adjustments include amortization of principal scheduled to occur subsequent to March 31, 2013 through maturity date and extended maturity date if options are exercised.

(2) Represents mortgage debt on the Courtyard Miami Beach Oceanfront. The loan is schedule to mature in July 2016 and contains a one year extension option. The intial funding is $45,000, with three additional draws of $5,000 each every 90 days to fund the construction of the new 93-room ocean front tower.

(3) Represents the new terms, as of April 2013, on the mortgage debt on the Courtyard, Los Angeles, CA, which reflects a one-year extension option, which is  subject to the lender's approval in its discretion, effectively extending the maturity from September 2017 to September 2018.  The previous loan terms reflected a maturity date, with the execution of an extension option, of September of 2016 and principal amortizing begining in October 2014.  The new terms reflect principal amortizing beginning in January of 2015.

(4) Represents mortgage debt on the Capitol Hill Hotel, Washington DC, which contains a two-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from February 2015 to February 2017.

(5) Represents the Unsecured Term loan, which contains two one-year extension options, which are subject to the lenders' approval in its discretion, effectively extending the maturity from November 2015 to November 2017.

Subsequent to March 31, 2012, we entered into a new $55,000 mortgage loan secured by the Hyatt Union Square. This obligation matures in April 2016 and is subject to one-year extension option.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2013.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1†	Articles of Amendment and Restatement of Hersha Hospitality Trust.
4.1
Form of specimen certificate representing the 6.875% Series C Cumulative Redeemable Preferred Shares, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on March 1, 2013).

10.1
Form of Fifth Amendment to the Agreement of Limited Partnership of Hersha Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2013).

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

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

May 2, 2013	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer