Form 10-Q
period 2013-06-30
HERSHA HOSPITALITY TRUST
filed 2013-08-01
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐Yes ☒No

As of August 1, 2013, the number of Class A common shares of beneficial interest outstanding was 202,669,197 and there were no Class B common shares outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 [UNAUDITED] AND DECEMBER 31, 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2013	December 31, 2012
Assets:
Investment in Hotel Properties, net of Accumulated Depreciation, (including consolidation of variable interest entity assets of $86,515 and $86,657)	$1,672,120	$1,466,713
Investment in Unconsolidated Joint Ventures	14,365	16,007
Development Loans Receivable	-	28,425
Cash and Cash Equivalents	29,294	69,059
Escrow Deposits	33,394	26,792
Hotel Accounts Receivable, net of allowance for doubtful accounts of $19 and $365	13,974	11,538
Deferred Financing Costs, net of Accumulated Amortization of $5,945 and $4,841	9,098	8,695
Due from Related Parties	5,776	8,488
Intangible Assets, net of Accumulated Amortization of $3,119 and $2,413	8,251	8,698
Deposits on Hotel Acquisitions	16,486	37,750
Other Assets	21,304	25,514
Hotel Assets Held for Sale	8,193	-

Total Assets	$1,832,255	$1,707,679

Liabilities and Equity:
Line of Credit	$66,200	$-
Unsecured Term Loan	150,000	100,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including net Unamortized Premium (including consolidation of variable interest entity debt of $56,488 and $57,256)	649,680	641,160
Accounts Payable, Accrued Expenses and Other Liabilities	34,641	33,838
Dividends and Distributions Payable	15,949	15,621
Due to Related Parties	6,139	4,403

Total Liabilities	974,157	846,570

Redeemable Noncontrolling Interests - Common Units (Note 1)	$-	$15,321

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 shares Authorized, 7,600,000 Series B and C Shares Issued and Outstanding at June 30, 2013 and 7,000,000 Series A and B Shares Issued and Outstanding at December 31, 2012, with Liquidation Preferences of $25 per Share (Note 1)	76	70
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at June 30, 2013 and December 31, 2012, 202,667,646 and 198,672,356 Shares Issued and Outstanding at June 30, 2013 and December 31, 2012, respectively	2,027	1,986
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Income (Loss)	577	(1,786)
Additional Paid-in Capital	1,196,914	1,178,292
Distributions in Excess of Net Income	(370,709)	(348,734)
Total Shareholders' Equity	828,885	829,828

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	29,167	15,484
Noncontrolling Interests - Consolidated Variable Interest Entity	46	476
Total Noncontrolling Interests	29,213	15,960

Total Equity	858,098	845,788

Total Liabilities and Equity	$1,832,255	$1,707,679

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Revenue:
Hotel Operating Revenues	$106,092	$94,785	$182,095	$158,855
Interest Income from Development Loans	12	518	158	1,139
Other Revenues	60	52	94	114
Total Revenues	106,164	95,355	182,347	160,108

Operating Expenses:
Hotel Operating Expenses	55,765	50,130	103,442	89,849
Gain on Insurance Settlements	-	-	(403)	-
Hotel Ground Rent	266	214	494	408
Real Estate and Personal Property Taxes and Property Insurance	6,425	5,090	13,023	10,122
General and Administrative (including Share Based Payments of $2,439 and $2,266 and $4,827 and $4,399 for the three and six months ended, respectively)	5,699	5,340	10,695	10,508
Acquisition and Terminated Transaction Costs	773	124	776	1,082
Depreciation and Amortization	16,083	13,924	30,957	27,155
Gain on Hotel Acquisitions, net	(12,107)	-	(12,107)	-
Total Operating Expenses	72,904	74,822	146,877	139,124

Operating Income	33,260	20,533	35,470	20,984

Interest Income	469	346	925	452
Interest Expense	11,138	10,442	21,558	21,925
Other Expense	350	287	584	522
Loss on Debt Extinguishment	284	240	545	246
Income (loss) before Income (loss) from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	21,957	9,910	13,708	(1,257)

Income (loss) from Unconsolidated Joint Ventures	148	414	(248)	(316)
Loss from Remeasurement of Investment in Unconsolidated Joint Venture	-	(224)	-	(224)
Income (loss) from Unconsolidated Joint Venture Investments	148	190	(248)	(540)

Income (loss) Before Income Taxes	22,105	10,100	13,460	(1,797)

Income Tax Expense	(1,438)	-	(309)	-

Income (loss) from Continuing Operations	20,667	10,100	13,151	(1,797)

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	1,043	6,949	1,043	11,452
Impairment of Discontinued Assets	(3,723)	-	(3,723)	-
Income (loss) from Discontinued Operations	98	340	(62)	(180)
(Loss) Income from Discontinued Operations	(2,582)	7,289	(2,742)	11,272

Net Income	18,085	17,389	10,409	9,475

(Income) Loss Allocated to Noncontrolling Interests	(210)	(796)	463	(55)
Preferred Distributions	(3,589)	(3,500)	(7,433)	(7,000)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	-	-	(2,250)	-

Net Income applicable to Common Shareholders	$14,286	$13,093	$1,189	$2,420

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended			Six Months Ended
	2013	2012		2013		2012
Earnings Per Share:
BASIC
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.08		$0.03		$0.01		$(0.05)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.01)		0.04		(0.01)		0.06

Net Income applicable to Common Shareholders	$0.07		$0.07		$-		$0.01

DILUTED
Income (loss) from Continuing Operations applicable to Common Shareholders	$0.08		$0.03		$0.01		$(0.05)
(Loss) Income from Discontinued Operations applicable to Common Shareholders	(0.01)		0.04		(0.01)		0.06

Net Income applicable to Common Shareholders	$0.07		$0.07		$-		$0.01

Weighted Average Common Shares Outstanding:
Basic	198,633,051		186,264,437		197,835,465		178,345,932
Diluted	201,201,337	*	189,011,990	*	201,083,900	*	178,345,932	*

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Common Units of Limited Partnership Interest	6,944,496	7,257,604	7,022,238	7,260,561
Unvested Stock Awards Outstanding	-	-	-	-
Contingently Issuable Share Awards	-	-	-	2,188,470
Options to Acquire Common Shares Outstanding	-	-	-	554,189
Total potentially dilutive securities excluded from the denominator	6,944,496	7,257,604	7,022,238	10,003,220

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

AS OF JUNE 30, 2013 [UNAUDITED] AND DECEMBER 31, 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$18,085	$17,389	$10,409	$9,475
Other comprehensive income
Change in fair value of derivative instruments	2,519	107	2,971	401
Less: Reclassification adjustment for change in fair value of derivative instruments included in net income	(312)	(308)	(608)	(575)

Comprehensive income	20,292	17,188	12,772	9,301
Less: Comprehensive (income) loss attributable to noncontrolling interests	(210)	(796)	463	(55)
Comprehensive income attributable to common shareholders	$20,082	$16,392	$13,235	$9,246

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	Shareholders' Equity							Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2012	$ 1,986	-	70	$ 1,178,292	$ (1,786)	$ (348,734)	$ 829,828	15,484	$ -	$ 476	$ 15,960	$ 845,788	$ 15,321
Unit Conversion/Redemption	1	-	-	(234)	-	-	(233)	(767)	-	-	(767)	(1,000)	-
Reclassification of Noncontrolling Interest	-	-	-	-	-	-	-	15,251	-	-	15,251	15,251	(15,251)
Preferred Stock											-
Preferred Stock Offering, net of costs	-	-	30	72,341	-	-	72,371	-	-	-	-	72,371	-
Preferred Stock Redemption	-	-	(24)	(59,976)	-	-	(60,000)	-	-	-	-	(60,000)	-
Dividends and Distributions declared:											-
Common Stock ($0.12 per share)	-	-	-	-	-	(25,414)	(25,414)	-	-	-	-	(25,414)	-
Preferred Stock	-	-	-	-	-	(7,433)	(7,433)	-	-	-	-	(7,433)	-
Common Units ($0.12 per share)	-	-	-	-	-	-	-	(838)	-	-	(838)	(838)	-
Dividend Reinvestment Plan	-	-	-	19	-	-	19	-	-	-	-	19	-
Stock Based Compensation											-
Grants	40	-	-	285	-	-	325	-	-	-	-	325	-
Amortization	-	-	-	6,187	-	-	6,187	-	-	-	-	6,187	-
Change in Fair Value of Derivative Instruments	-	-	-	-	2,363	-	2,363	-	-	-	-	2,363	-
Net Income (Loss)	-	-	-	-	-	10,872	10,872	37	-	(430)	(393)	10,479	(70)
Balance at June 30, 2013	$ 2,027	$ -	$ 76	$ 1,196,914	$ 577	$ (370,709)	$ 828,885	29,167	$ -	$ 46	$ 29,213	$ 858,098	$ -

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	Shareholders' Equity							Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2011	$ 1,699	$ -	$ 70	$ 1,041,027	$ (1,151)	$ (310,974)	$ 730,671	16,864	$ 307	$ -	$ 17,171	$ 747,842	$ 14,955
Unit Conversion	-	-	-	52	-	-	52	(52)	-	-	(52)	-	-
Reallocation of Noncontrolling Interest	-	-	-	(1,548)	-	-	(1,548)	-	-	-	-	(1,548)	1,548
Common Stock Issuance
Common Stock Offering, net of costs	240	-	-	128,457	-	-	128,697					128,697	-
Common Stock Option Cancellation	25	-	-	(25)	-		-	-	-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.12 per share)	-	-	-	-	-	(22,304)	(22,304)	-	-	-	-	(22,304)	-
Preferred Stock	-	-	-	-	-	(7,000)	(7,000)	-	-	-	-	(7,000)	-
Common Units ($0.12 per share)	-			-	-	-	-	(503)	-	-	(503)	(503)	(369)
Dividend Reinvestment Plan	-	-	-	8	-	-	8	-	-	-	-	8	-
Stock Based Compensation
Grants	20	-	-	2,454	-	-	2,474	-	-	-	-	2,474	-
Amortization	-	-	-	3,249	-	-	3,249	-	-	-	-	3,249	-
Consolidation of Variable Interest Entity	-	-	-	-	-	-	-	-		956	956	956	-
Deconsolidation of Consolidated Joint Ventures	-	-	-	-	-	-	-	-	(307)	-	(307)	(307)	-
Change in Fair Value of Derivative Instruments	-	-	-	-	(174)	-	(174)	-	-	-	-	(174)	-
Net Income (Loss)	-	-	-	-	-	9,420	9,420	57	-	(43)	14	9,434	41
Balance at June 30, 2012	$ 1,984	$ -	70	$ 1,173,674	$ (1,325)	$ (330,858)	$ 843,545	16,366	$ -	$ 913	$ 17,279	$ 860,824	$ 16,175

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	2013	2012
Operating activities:
Net income	$10,409	$9,475
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on acquisition of hotel assets	(12,107)	-
Gain on disposition of hotel assets	(1,043)	(11,452)
Impairment of assets	3,723	-
Deferred taxes	309	-
Depreciation	30,690	27,127
Amortization	1,246	1,982
Debt extinguishment	470	7
Development loan interest added to principal	-	(678)
Equity in loss of unconsolidated joint ventures	248	540
Distributions from unconsolidated joint ventures	12	1,132
Loss recognized on change in fair value of derivative instrument	106	218
Stock based compensation expense	4,827	4,399
Change in assets and liabilities:
(Increase) decrease in:
Hotel accounts receivable	(2,436)	(1,989)
Escrows	(4,048)	(2,023)
Other assets	(6)	95
Due from related parties	2,712	(4,583)
Increase (decrease) in:
Due to related parties	1,736	1,366
Accounts Payable, Accrued Expenses and Other Liabilities	3,861	367
Net cash provided by operating activities	40,709	25,983

Investing activities:
Purchase of hotel property assets	(166,390)	(68,008)
Deposits on hotel acquisitions, net	264	(15,500)
Capital expenditures	(25,739)	(18,582)
Cash paid for hotel development projects	(9,907)	(5,956)
Proceeds from disposition of hotel properties and investment in unconsolidated joint venture	3,855	63,921
Net changes in capital expenditure escrows	(1,667)	(2,044)
Investment in notes receivable	-	(150)
Repayment of notes receivable	-	1,720
Proceeds from insurance claims	2,189	-
Repayment of development loans receivable	15,122	3,000
Distributions from unconsolidated joint venture	1,382	287
Advances and capital contributions to unconsolidated joint ventures	-	(130)
Net cash used in investing activities	(180,891)	(41,442)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	2013	2012
Financing activities:
Proceeds from (repayments of) borrowings under line of credit, net	66,200	(21,000)
Proceeds from unsecured term loan borrowing	50,000	-
Principal repayment of mortgages and notes payable	(50,908)	(100,927)
Proceeds from mortgages and notes payable	60,000	45,999
Cash paid for deferred financing costs	(2,235)	(57)
Proceeds from issuance of preferred stock, net	72,371	-
Proceeds from issuance of common stock, net	-	128,697
Redemption of Preferred Stock	(60,000)	-
Redemption of Common Partnership Units	(1,000)	-
Settlement of interest rate cap	(661)	(69)
Distributions to partners in consolidated joint ventures		-
Dividends paid on common shares	(25,154)	(20,589)
Dividends paid on preferred shares	(7,344)	(7,000)
Distributions paid on common partnership units	(852)	(872)
Net cash provided by financing activities	100,417	24,182

Net (decrease) increase in cash and cash equivalents	(39,765)	8,723
Cash and cash equivalents - beginning of period	69,059	24,568

Cash and cash equivalents - end of period	$29,294	$33,291

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administed Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of June 30, 2013, we owned an approximate 96.7% partnership interest in our operating partnership, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and certain common units of limited partnership interest in HHLP (“Common Units”) that are nonredeemable (“Nonredeemable Common Units”) as equity. The noncontrolling interest of Nonredeemable Common Units totaled $29,167 as of June 30, 2013 and $15,484 as of December 31, 2012.  As of June 30, 2013, there were 6,914,716 Nonredeemable Common Units outstanding with a fair market value of $38,999, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Prior to February 1, 2013, certain Common Units (“Redeemable Common Units”) had been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units. The redemption feature contained in the pledge and security agreement where the Redeemable Common Units served as collateral contained a provision that could have resulted in a net cash settlement outside of the control of the Company. As a result, prior to February 1, 2013, the Redeemable Common Units were classified in the mezzanine section of the consolidated balance sheets as they did not meet the requirements for equity classification under US GAAP. The carrying value of the Redeemable Common Units equaled the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of February 1, 2013, the aforementioned pledge and security agreement is no longer in effect, the Common Units subject to the pledge and security agreement have been released and such Common Units are treated as Nonredeemable Common Units.  As of June 30, 2013, there were no outstanding Common Units designated as Redeemable Common Units. As of December 31, 2012, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value because the Redeemable Common Units redemption value was greater than historical cost of $11,753.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

On February 25, 2013, we completed a public offering of 3,000,000 6.875% Series C Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting the underwriting discount and the offering expenses payable by us, were approximately $72,371. We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series A Cumulative Redeemable Preferred Shares on March 28, 2013, and for general corporate purposes.

These shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.4056.  Dividends ceased accruing on the Series A Preferred Shares on March 28, 2013.

Terms of the Series B and Series C preferred shares outstanding at June 30, 2013 and the Series A and Series B preferred shares outstanding at December 31, 2012 are summarized as follows:

	Shares Outstanding				Dividend Per Share Six Months Ended
Series	June 30, 2013	December 31, 2012	Liquidation Preference	Distribution Rate	June 30, 2013	June 30, 2012

Series A	-	2,400,000	$60,000	8.000%	$0.5000	$1.0000
Series B	4,600,000	4,600,000	115,000	8.000%	1.0000	1.0000
Series C	3,000,000	-	75,000	6.875%	0.6159	-
	7,600,000	7,000,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Land	$356,104	$305,286
Buildings and Improvements	1,363,700	1,214,865
Furniture, Fixtures and Equipment	194,167	171,892
Construction in Progress	50,479	40,572
	1,964,450	1,732,615

Less Accumulated Depreciation	(292,330)	(265,902)

Total Investment in Hotel Properties	$1,672,120	$1,466,713

During the six months ended June 30, 2013, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price
Hyatt Union Square, New York, NY	4/9/2013	$32,940	$79,300	$9,760	$1,945	$123,945
Courtyard by Marriott, San Diego, CA	5/30/2013	15,656	51,674	3,671	183	71,184
Residence Inn, Coconut Grove, FL	6/12/2013	4,146	17,456	218	75	21,895

Total		$52,742	$148,430	$13,649	$2,203	$217,024

Acquisition-related cost, such as due diligence, legal and accounting fees, are not capitalized or applied in determine the fair value of the above acquired assets.  During the six months ended June 30, 2013 we paid $699 in acquisition costs related to the above acquired assets.

On April 9, 2013, we completed the acquisition of the real property and improvements for Hyatt Union Square hotel in New York, NY from Risingsam Union Square LLC.  Consideration given in exchange for the property including $36,000 paid in cash to the seller, the cancellation by the Company of a development loan in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, the Company paid off the existing construction financing and entered into a new mortgage loan of $55,000.  We recognized a net gain of approximately $12,107 on the purchase of Hyatt Union Square, New York, NY as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

As shown in the table below, included in the consolidated statements of operations for the three and six months ended June 30, 2013 are total revenues of $3,777 and total net loss of $1,489 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition:

	For the Three and Six Months Ended,
	June 30, 2013
Hotel	Revenue	Net (Loss) Income
Hyatt Union Square, New York, NY	$2,202	$(1,747)
Courtyard by Marriott, San Diego, CA	1,314	343
Residence Inn, Coconut Grove, FL	261	(85)

Total	$3,777	$(1,489)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2013 and 2012 had been completed on January 1, 2012 and 2011. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2013 and 2012 at the beginning of the year presented, nor does it purport to represent the results of operations for future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Pro Forma Total Revenues	$109,418	$105,115	$190,147	$181,155

Pro Forma Income from Continuing Operations	$21,424	$11,521	$14,366	$(467)
(Loss) Income from Discontinued Operations	(2,582)	7,289	(2,742)	11,272
Pro Forma Net Income	18,842	18,810	11,624	10,805
(Income) Loss allocated to Noncontrolling Interest	(235)	(849)	421	(107)
Preferred Distributions	(3,589)	(3,500)	(7,433)	(7,000)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock			(2,250)
Pro Forma Net Income Applicable to Common Shareholders	$15,018	$14,461	$2,362	$3,698

Pro Forma Income applicable to Common Shareholders per Common Share
Basic	$0.08	$0.08	$0.01	$0.02
Diluted	$0.07	$0.08	$0.01	$0.02

Weighted Average Common Shares Outstanding
Basic	198,633,051	186,264,437	197,835,465	178,345,932
Diluted	201,201,337	189,011,990	201,083,900	178,345,932

Asset Development and Renovation

We have opportunistically engaged in development of hotel assets.  On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY, anticipated to become a Hampton Inn, from an unaffiliated seller for a total purchase price of $28,300. The property is a re-development project which was initiated in 2008.    The Company continues construction of an additional oceanfront tower, additional meeting space and structured parking on a land parcel adjacent to the Courtyard by Marriott, Miami, Florida, a hotel acquired on November 16, 2011. This land parcel was included in the acquisition of the hotel.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

We have capitalized the following indirect development costs for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Hampton Inn, Pearl Street, NY
Property Tax	$84	$67	$167	$134
Interest Expense	232	377	477	740
Utility	1	2	2	2
Total	$317	$446	$646	$876

In October 2012, Hurricane Sandy affected numerous hotels  within our portfolio. Two hotels within our portfolio were significantly impacted by this natural disaster; one hotel was inoperable (Holiday Inn Express Water Street, New York, NY) and one hotel development project which has incurred delays in construction (Hampton Inn, Pearl Street, New York, NY). We have recorded estimated property losses of $1,586 on the Holiday Inn Express Water Street and a corresponding insurance claim receivable of $1,486.  This hotel re-opened in April 2013.  We have recorded estimated property losses of $1,997 on the Hampton Inn Pearl Street and a corresponding insurance claim receivable of $1,897, and we expect this hotel to open in December 2013.  Of the $3,383 in aggregate insurance claims that we estimate to receive,  $2,189 was received as of June 30, 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2013 and December 31, 2012 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	June 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2013	2012

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,294	$1,292
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,914	4,964
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	8,157	9,751
				$14,365	$16,007

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

Loss recognized during the three and six months ended June 30, 2013 and 2012, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
SB Partners, LLC	$119	$27	$2	$(95)
Hiren Boston, LLC	119	242	(50)	104
Mystic Partners, LLC	(90)	(98)	(200)	(211)
Metro 29th Street Associates, LLC	-	243	-	(114)
Income (loss) from Unconsolidated Joint Venture Investments	148	414	(248)	(316)
Loss from Remeasurement of Investment in Unconsolidated Joint Ventures	-	(224)	-	(224)
Income (loss) from Unconsolidated Joint Venture Investments	$148	$190	$(248)	$(540)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012.

Balance Sheets
	June 30,	December 31,
	2013	2012
Assets
Investment in hotel properties, net	$116,410	$118,506
Other Assets	22,555	20,709
Assets Held For Sale	-	5,875
Total Assets	$138,965	$145,090

Liabilities and Equity
Mortgages and notes payable	$118,413	$119,236
Other liabilities	37,823	36,292
Liabilities Related to Assets Held For Sale	-	6,071
Equity:
Hersha Hospitality Trust	26,413	28,581
Joint Venture Partner(s)	(43,684)	(45,090)
Total Equity	(17,271)	(16,509)

Total Liabilities and Equity	$138,965	$145,090

Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Room Revenue	$15,502	$20,108	$27,840	$35,512
Other Revenue	5,958	6,172	11,244	11,506
Operating Expenses	(14,070)	(16,375)	(27,093)	(31,241)
Interest Expense	(1,855)	(2,144)	(3,724)	(4,259)
Lease Expense	(247)	(1,517)	(495)	(3,216)
Property Taxes and Insurance	(777)	(1,073)	(1,520)	(2,170)
General and Administrative	(1,477)	(1,702)	(2,929)	(3,189)
Depreciation and Amortization	(1,623)	(1,799)	(3,232)	(3,583)
Loss Allocated to Noncontrolling Interests	(72)	(72)	(96)	(2,642)

Net Income (Loss)From Continuing Operations	1,339	1,598	(5)	(3,282)
Income (Loss) from Discontinued Operations	-	158	(55)	265
Gain on Disposition of Hotel Properties	-	9,600	1,162	25,131

Net Income	$1,339	$11,356	$1,102	$22,114

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Company's share of equity recorded on the joint ventures' financial statements	$26,413	$28,581
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(12,048)	(12,574)
Investment in Unconsolidated Joint Ventures	$14,365	$16,007

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, including entities in which certain of our executive officers and non-independent trustees own an interest that enabled such entities to construct hotels and conduct related improvements on specific hotel projects. These loans were initially originated as part of our acquisition strategy. During the three and six months ended June 30, 2013, no such loans were originated by us. Interest income from development loans was $12 and $518 and $158 and $1,139 for the three and six months ended June 30, 2013 and 2012, respectively. Accrued interest on our development loans receivable was $0 as of June 30, 2013 and $348 as of December 31, 2012.

As of June 30, 2013 we had no development loans outstanding and as of December 31, 2012, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding June 30, 2013	Principal Outstanding December 31, 2012	Interest Rate		Maturity Date
Operational Hotels
Hyatt 48Lex - New York, NY	44 Lexington Holding, LLC	$-	$15,122	9%	(1)	N/A	*

Construction Hotels
Hyatt Union Square - New York, NY (2)	Risingsam Union Square, LLC	-	13,303	10%		N/A

Total Development Loans Receivable		$-	$28,425

* Indicates borrower is a related party

(1)  Prior to June 1, 2012, the development loan to 44 Lexington Holding LLC allowed the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  Effective June 1, 2012, we amended the development loan with 44 Lexington Holding LLC to cease the buyer’s election to pay accrued interest in-kind.  Interest of $401 was added to principal during the three and six months ended June 30, 2012.

(2)  On April 9, 2013, we completed the acquisition of the real property and improvements for Hyatt Union Square hotel in New York, NY from Risingsam Union Square LLC.  Consideration given in exchange for the property including $36,000 paid in cash to the seller, the cancellation by the Company of a development loan in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, the Company paid off the existing construction financing and entered into a new mortgage loan.  See “Note 2 –Investment In Hotel Properties” for additional discussion of this transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS, DEPOSITS ON HOTEL ACQUISITIONS, AND INTANGIBLE ASSETS AND LIABILITIES

Other Assets

Other Assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Transaction Costs	$112	$339
Acquisition of Hyatt Union Square	-	3,120
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	6,169	8,654
Insurance Claims Receivable	4,265	3,883
Deferred Tax Asset	3,774	3,355
Other	5,436	4,615
	$21,304	$25,514

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

Deferred Tax Asset - We have approximately $3,774 of net deferred tax assets as of June 30, 2013. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $3,774 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of June 30, 2013, we had $15,486 in interest bearing deposits related to the future acquisition of Hilton Garden Inn -52nd Street, New York, NY and $1,000 in interest bearing deposits related to the potential acquisition of another hotel property.  As of December 31, 2012, we had $21,000 in non-interest bearing deposits on the future acquisition of the Hyatt Union Square, New York, NY.  As of December 31, 2012, we had an additional $15,000 in interest bearing deposits related to the future acquisition of Hilton Garden Inn -52nd Street, New York, NY and $1,750 in interest bearing deposits related to the potential acquisition of another hotel property.

On October 24, 2012, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn – 52nd Street in New York, NY for total consideration of $74,000. As of June 30, 2013, we had provided $15,486 to the seller as a deposit earning 10% per annum and we may fund an additional $2,000 deposit earning 10% per annum. The total consideration to the seller will consist of this $17,000 interest bearing deposit, an additional $15,000 cash to be paid to the seller upon closing and the assumption or extinguishment of a mortgage loan secured by the hotel in the original aggregate principal amount of $42,000.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS, AND INTANGIBLE ASSETS AND LIABILITIES (CONTINUED)

The transaction is expected to close shortly after the developer completes the hotel’s construction, which is anticipated for the fourth quarter of 2013. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

Intangible Assets and Liabilities

Intangible assets consist of leasehold intangibles for above-market value of in-place leases and deferred franchise fees.  The leasehold intangibles are amortized over the remaining lease term.  Deferred franchise fees are amortized using the straight-line method over the life of the franchise agreement.

Intangible liabilities consist of leasehold intangibles for below-market value of in-place leases.  The leasehold intangibles are amortized over the remaining lease term.  Intangible liabilities are included in the accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages

We had total mortgages payable at June 30, 2013 and December 31, 2012 of $649,680 and $641,160, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.79% to 8.25% as of June 30, 2013. Included in these balances are net premiums of $2,825 and $3,245 as of June 30, 2013 and December 31, 2012, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $8,916 and $9,128, and $17,210 and $19,382 during the three and six months ended June 30, 2013 and 2012, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing 5 of our hotel properties were not met as of June 30, 2013. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loans.

As of June 30, 2013, the maturity dates for the outstanding mortgage loans ranged from August 2014 to February 2018.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the three and six months ended June 30, 2013 and 2012 was 3.32% and 3.53%, and 3.31% and 3.54%, respectively.  Interest expense in the amount of $428 and $455 and $854 and $913 was recorded for the three and six months ended June 30, 2013 and 2012, respectively.

Credit Facilities

On November 5, 2012, we entered into a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $400,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit, and a $150,000 senior unsecured term loan. Our previous $250,000 senior secured credit facility was terminated and replaced by the $400,000 unsecured credit facility, and, as a result, all amounts outstanding under our $250,000 secured credit facility were repaid with borrowings from our $400,000 unsecured credit facility. The $400,000 unsecured credit facility expires on November 5, 2015, and, provided no event of default has occurred and remains uncured, we may request that the lenders renew the credit facility for two additional one-year periods. The credit facility is also expandable to $550,000 at our request, subject to the satisfaction of certain conditions.

The amount that we can borrow at any given time on our credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of June 30, 2013, the following hotel properties were borrowing base assets:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

- Holiday Inn Express, Hershey, PA	- Hampton Inn, Smithfield, RI
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, West Haven, CT
- Holiday Inn Express, Camp Springs, MD	- Hampton Inn, Times Square, NY
- Holiday Inn, Wall Street, NY	- Hampton Inn, Hershey, PA
- Holiday Inn Express, Times Square, NY	- Hampton Inn, Philadelphia, PA
- Residence Inn, Norwood, MA	- Hampton Inn, Washington, DC
- Residence Inn, Langhorne, PA	- Hyatt Place, King of Prussia, PA
- Residence Inn, Carlisle, PA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- Towneplace Suites, Harrisburg, PA
- Sheraton, Wilmington South, DE	- Rittenhouse Hotel, Philadelphia, PA
- Sheraton Hotel, JFK Airport, New York, NY	- The Boxer, Boston, MA
- Candlewood Suites, Times Square, NY	- Holiday Inn Express (Water Street), New York, NY

The interest rate for the $400,000 unsecured credit facility will be based on a pricing grid with a range of one month U.S. LIBOR plus 1.75% to 2.65%. As of June 30, 2013, we borrowed $150,000 in unsecured term loans under the new credit facility, and concurrently entered into interest rate swaps which effectively fix the interest rate on these term loans to 3.19% or 3.25%. See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

The credit agreement providing for the $400,000 unsecured credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $1,000,000, which is calculated by adding back accumulated depreciation to the recorded value of our investment in hotel properties and subtracting certain intangible assets and debt and is subject to increases under certain circumstances; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·       a fixed charge coverage ratio of not less than 1.40 to 1.00, which increases to 1.45 to 1.00 as of July 1, 2013 and further increase to 1.50 to 1.00 as of January 1, 2014;

·       a maximum leverage ratio of not more than 60%; and

·       a maximum secured debt leverage ratio of 55%, which decreases to 50% as of October 1, 2013 and further decreases 45% as of October 1, 2014.

The Company is in compliance with each of the covenants listed above as of June 30, 2013. As of June 30, 2013, our remaining borrowing capacity under the new credit facility was $177,975, based on our current borrowing base assets.

As of June 30, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and we had  outstanding borrowings of $66,200 on the revolving line of credit. As of December 31, 2012, the outstanding unsecured term loan was $100,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $1,034 and $655 related to borrowings drawn on each of the aforementioned credit facilities, for the three months ended June 30, 2013 and 2012, respectively, and $2,097 and $1,514 for the six months ended June 30, 2013 and 2012, respectively. The weighted average interest rate on our credit facilities during the three and six months ended June 30, 2013 and 2012 was 2.68% and 4.57% and 2.93% and 4.60%, respectively.

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

Capitalized Interest

We utilize mortgage debt and our $400,000 revolving credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and six months ended June 30, 2013 and 2012, we capitalized $321 and $402 and $596 and $765, respectively, of interest expense related to these projects.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.   As of June 30, 2013, deferred costs were $9,098, net of accumulated amortization of $5,945. Amortization of deferred costs for the three and six months ended June 30, 2013 and 2012 was $761 and $484, and $1,377 and $1,501 respectively.

Debt Payoff

On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our $400,000 unsecured credit facility which was used to pay off the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY.  This mortgage was also subject to an interest rate swap, which was terminated as a cash flow hedge as of December 31, 2012 due to this payoff.  As a result of this payoff, we expensed $261 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the six months ended June 30, 2013.

On June 30, 2013, we repaid $7,928 on our mortgage with Berkadia Commercial Mortgage, LLC for the Residence Inn, Tysons Corner, VA property.  The loan was due to mature in July 2013, and we incurred no loss on debt extinguishment in paying off the loan.

New Debt/Refinance

On April 24, 2013, we modified the $30,000 mortgage loan on the Courtyard by Marriott, Westside, Los Angeles, CA.  The modified loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.00%, and matures on September 29, 2017.  The modification also contains an option for the Company to advance $5,000 in principal subject to certain conditions, including there being no event of default and compliance with debt service coverage ratio requirements.  As a result of this modification, we incurred a loss on debt extinguishment of $284.  This modification did not change the terms of the interest rate swap that we entered into in 2011, which effectively fixes the interest at 4.10% through September 29, 2015.  After the maturity date of the swap, the loan will bear interest at the stated variable rate of one-month U.S. dollar LIBOR plus 3.00, with a LIBOR floor of 0.75%.  See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

On January 31, 2012, we repaid outstanding mortgage debt with an original principal balance of $32,500 secured by the Capitol Hill Suites, Washington, D.C., incurring a loss on debt extinguishment of approximately $7 and simultaneously entered into a new mortgage obligation of $27,500.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.25% and matures on February 1, 2015.  On the same date, we entered into an interest rate swap that effectively fixes the interest at 3.79% per annum.

On May 9, 2012, we repaid outstanding mortgage debt with a principal balance of $29,730 secured by the Courtyard by Marriott, Miami, FL.  On July 2, 2012, we entered into a new mortgage with an initial obligation of $45,000, with three additional draws of $5,000 every 90 days to fund the construction of the new oceanfront tower as described in “Note 2 – Investment in Hotel Properties”.  The new mortgage debt bears interest at a variable rate of one month U.S. LIBOR plus 3.50% and matures on July 1, 2016.  Also on July 2, 2012, we entered into an interest rate cap that effectively limits interest to 4.32% per annum.

On May 23, 2012, we repaid outstanding mortgage debt with an original principal balance of $22,000 secured by the Hotel 373, Fifth Avenue, NY, and on May 24, 2012 entered into a new mortgage obligation of $19,000, incurring a loss on debt extinguishment of approximately $66.  The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.85% and matures on June 1, 2017.  In conjunction with this refinance, we entered into an interest rate cap  that matures on June 1, 2015 that effectively limits interest to 5.85% per annum.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned taxable REIT subsidiary ("TRS"), 44 New England, engages eligible independent contractors in accordance with the requirements for qualification as a REIT under the internal revenue code of 1986, as amended, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2013 and 2012, base management fees incurred totaled $3,172 and $2,885 and $5,438 and $4,984, respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2013 and 2012, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three and six months ended June 30, 2013 and 2012 were $7,130 and $6,397 and $12,290 and $11,218, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2013 and 2012, the Company incurred accounting fees of $436 and $419 and $862 and $892, respectively. For the three and six months ended June 30, 2013 and 2012, the Company incurred information technology fees of $128 and $123 and $252 and $260, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2013 and 2012, we incurred fees of $389 and $217 and $841 and $712, respectively, which were capitalized with the cost of fixed asset additions.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Hotel Supplies

For the three and six months ended June 30, 2013 and 2012, we incurred charges for hotel supplies of $65 and $40, and $101 and $58, respectively. For the three and six months ended June 30, 2013 and 2012, we incurred charges for capital expenditure purchases of $5,772 and $2,419, and $11,587 and $7,421, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $11 and $5 is included in accounts payable at June 30, 2013 and December 31, 2012, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2013 and December 31, 2012 was approximately $5,776 and $8,488, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of June 30, 2013 and December 31, 2012 was approximately $6,139 and $4,403, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three and six months ended June 30, 2013 and 2012, we incurred $266 and $214 and $494 and $408, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

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

As of June 30, 2013, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of June 30, 2013 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2013	December 31, 2012
HIE Times Square, New York, NY*	Swap	1.240%	1-Month LIBOR + 4.00%	May 31, 2011	June 1, 2014	$-	$-	$(530)
CY LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.00%	September 29, 2011	September 29, 2015	$30,000	(413)	(559)
CHH, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	$27,344	(91)	(143)
Hotel 373, New York, NY	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	$18,658	6	6
CY Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	$55,000	(165)	(658)
Subordinated Notes Payable	Cap	2.000%	1-Month LIBOR + 3.00%	July 30, 2012	July 30, 2014	$51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	$100,000	930	(135)
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	$50,000	376	(167)
Hyatt Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	$55,000	151	-
							$794	$(2,186)

*On January 7, 2013, the Company repaid the mortgage secured by the Holiday Inn Express Times Square in New York, NY and paid $565 to settle its obligation under the swap. Due to the timing of this transaction, the hedge relationship on our interest rate swap was derecognized as of December 31, 2012.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

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

The fair value of certain swaps and our interest rate caps is included in other assets at June 30, 2013 and December 31, 2012 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at June 30, 2013 and December 31, 2012.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $2,207 and a loss of $201 for the three months ended June 30, 2013 and 2012, and a gain of $2,363 and a loss of $174 for the six months ended June 30, 2013 and 2012, respectively. These unrealized gains were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $312 and $608 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three and six months ended June 30, 2013, respectively. For the next twelve months ending June 30, 2014, the Company estimates that an additional $1,135 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2013, the carrying value and estimated fair value of the Company’s debt were $917,428 and $930,731, respectively.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt were $792,708 and $814,451, respectively.

Impaired Hotel Property

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss of approximately $3,723 for the Holiday Inn Express Camp Springs, MD for which the anticipated net proceeds did not exceed the carrying value.  The fair value of the property was estimated using level 2 inputs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

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

On April 15, 2013, the Compensation Committee adopted the 2013 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2013 plan. Shares are earned under the 2013 Annual LTIP based on achieving a threshold, target or maximum level of performance and market based defined areas. The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end period. Stock based compensation of $133 was recorded for the three and six months ended June 30, 2013 for the 2013 Annual LTIP and is included in stock based compensation in the consolidated statements of operations. As of June 30, 2013, no common shares have been issued in accordance with the 2013 Plan to the executive officers in settlement of 2013 Annual LTIP awards.

Stock based compensation expense related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP of $550 and $581 and $1,518 and $1,513 was incurred during the three and six months ended June 30, 2013 and 2012, respectively.  Unearned compensation related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP as of June 30, 2013 and December 31, 2012 was $2,405 and $1,072, respectively. The following table is a summary of all unvested share awards issued to executives under the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
March 20, 2013 (2012 Annual LTIP)	779,045	$5.95	3 years	25%/year (1)	194,759	-	$1,736	$-
March 26, 2012 (2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	374,462	374,462	579	892
March 30, 2011 (2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	330,500	330,500	90	180
					899,721	704,962	$2,405	$1,072

(1)  25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date).

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the 2010 Multi-Year LTIP.  This program had a three-year performance period, which commenced on January 1, 2010 and ended on December 31, 2012.  The common shares issuable under this program were based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Compensation Committee of the Board of Trustees concluded that the performance criteria for this program had been met and 3,051,862 common shares were issued under this program during the six months ended June 30, 2013, of which 1,525,931 vested immediately with the remaining shares to vest on December 31, 2013. The share price on the date of grant was $5.95.

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year LTIP.  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award),

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

(2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of June 30, 2013 no common shares have been issued in accordance with the 2013 Plan to the executive officers in settlement of Multi-Year LTIP 2013 awards. The Company accounts for these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.

Stock based compensation expense of $894 and $798 and $1,692 and $1,596 was recorded for the three and six months ended June 30, 2013 and 2012, respectively, for the Multi-Year LTIPs.  Unearned compensation related to the multi-year program as of June 30, 2013 and December 31, 2012, respectively, was $2,946 and $3,192.

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIPs and Annual LTIPS stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $440 and $578 and $930 and $930 was incurred during the three and six months ended June 30, 2013 and 2012, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2013 and December 31, 2012 was $4,764 and $5,420, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
June 1, 2009	744,128	$3	4 years	25%/year	744,128	558,305	-	217
June 1, 2010	182,308	$5	2-3 years	25-50%/year	182,308	139,522	-	82
June 30, 2011	17,692	$6	2-4 years	25-50%/year	9,919	4,958	38	51
April 18, 2012	1,035,595	$5	5 years	33% Year 3, 4, 5 (1)	-	-	4,294	4,842
June 29, 2012	52,703	$5	2-4 years	25-50%/year	22,480	-	169	228
June 28, 2013	48,600	$6	2-4 years	25-50%/year	-	-	263	-
Total	2,081,026				958,835	702,785	$4,764	$5,420

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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 28, 2012, we issued 32,417 shares which do not fully vest until December 31,2013.  Compensation expense incurred for the three and six months ended June 30, 2013 and 2012, respectively, was $40 and $27 and $80 and $55, respectively.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2013	December 31, 2012
December 28, 2012	32,417	$4.93	1 year	100%	$80	$160

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, one-third of which vest on each of December 31, 2011, 2012 and 2013.  On June 5, 2012, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, one-third of which vest on each of December 31, 2012, 2013 and 2014.  On December 28, 2012, the Company issued an aggregate of 12,000 restricted common shares, 2,000 to each non-management trustee, one-third of which will vest on each of December 31, 2013, 2014 and 2015.  Compensation expense for 2011 multi-year long term equity incentives, 2012 multi-year long-term equity incentives, and 2013 multi-year long-term equity incentives incurred for the three and six months ended June 30, 2013 and 2012, respectively, was $14 and $21 and $28 and $27.  Unearned compensation related to the multi-year long term equity incentives was $85 and $113 as of June 30, 2013 and December 31, 2012, respectively.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $314 and $172 was incurred during the three and six months ended June 30, 2013 and 2012, respectively and is recorded in stock based compensation on the statement of operations. Share awards issued to the Board of Trustees are immediately vested. On June 3, 2013 an aggregate 54,422 shares were issued to the Board of Trustees at a price per share on the date of grant of $5.78.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $54 and $89 and $132 and $106, for the three and six months ended June 30, 2013 and 2012, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2013 and December 31, 2012 was $81 and $74, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
February 1, 2013	30,000	$5.41	2 years	50%/year	14,999	-	$81	$-
March 26, 2012	28,500	$5.45	2 years	50%/year	28,500	15,000	-	74
Total	58,500				43,499	15,000	81	74

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
NUMERATOR:
Basic and Diluted*
Income (Loss) from Continuing Operations	$20,667	$10,100	$13,151	$(1,797)
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(297)	(246)	369	386
Distributions to Preferred Shareholders	(3,589)	(3,500)	(7,433)	(7,000)
Dividends Paid on Unvested Restricted Shares	(227)	(130)	(469)	(214)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	-	-	(2,250)	-
Income (Loss) from Continuing Operations attributable to Common Shareholders	16,554	6,224	3,368	(8,625)

Discontinued Operations
(Loss) Income from Discontinued Operations	(2,582)	7,289	(2,742)	11,272
Income (Loss) from Discontinued Operations allocated to Noncontrolling Interests	87	(550)	94	(441)
(Loss) Income from Discontinued Operations attributable to Common Shareholders	(2,495)	6,739	(2,648)	10,831

Net Income (Loss) attributable to Common Shareholders	$14,059	$12,963	$720	$2,206

DENOMINATOR:
Weighted average number of common shares - basic	198,633,051	186,264,437	197,835,465	178,345,932
Effect of dilutive securities:
Restricted Stock Awards	2,372,903	553,037	1,480,158	-	*
Contingently Issued Shares	195,383	2,194,516	1,768,277	-	*
Option to acquire common shares	-	-	-	-	*
Weighted average number of common shares - diluted	201,201,337	189,011,990	201,083,900	178,345,932

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (CONTINUED)

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Common Units of Limited Partnership Interest	6,944,496	7,257,604	7,022,238	7,260,561
Contingently Issuable Share Awards	-	-	-	2,188,470
Options to Acquire Common Shares Outstanding	-	-	-	554,189
Total potentially dilutive securities excluded from the denominator	6,944,496	7,257,604	7,022,238	10,003,220

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2013 and 2012 totaled $18,843 and $22,646, respectively. The following non-cash investing and financing activities occurred during 2013 and 2012:

	2013	2012
Common Shares issued as part of the Dividend Reinvestment Plan	$19	$8
Acquisition of hotel properties and consolidation of variable interest entities
Debt assumed, net of discount	-	73,038
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	-	678
Settlement of development loan receivable principal and accrued interest revenue receivable	13,303	-
Disposition of hotel properties
Investment in hotel properties, net, conveyed to mortgage lender	-	1,938
Debt conveyed to mortgage lender	-	2,940
Debt assumed by purchaser	-	54,217
Conversion of Common Units to Common Shares	106	52
Reallocation of noncontrolling interest	-	1,548

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Disposed Assets

On June 12, 2013, the Company closed on the sale of Comfort Inn Harrisburg, PA to an unaffiliated buyer for a total sale price of $3,700 with a gain on sale of approximately $1,043 as of June 30, 2013.  This hotel was acquired by the Company in September 1999. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2013 and 2012.

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture, for an aggregate purchase price of approximately $155,000.  In May 2011, our Board of Trustees authorized management of the Company to sell this portfolio.   The 18 non-core hotel properties in the portfolio were acquired by the Company between 1998 and 2006.    On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining 4 properties on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2012.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298 and recorded a gain on sale of approximately $5,066 as of June 30, 2012.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the three and six months ended June 30, 2012.  The transfer of the title resulted in a gain of approximately $1,216 as of June 30, 2012, since the outstanding mortgage loan payable exceeded the net book value of the property.

On April 30, 2012, we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250 with a gain on sale of approximately $5,170. This land parcel was acquired by the Company in June 2006. The operating results were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2012.

Assets Held for Sale

On May 22, 2013, the Company entered into a purchase and sale agreement to dispose of Holiday Inn Express Camp Springs, MD for an aggregate purchase price of approximately $8,500. The hotel was acquired by the Company in June 2008. The operating results for the consolidated asset were reclassified to discontinued operations in the statement of operations for the three and six months ended June 30, 2013 and 2012. The Company expects to complete the sale of the asset by August 2013. We recorded an impairment loss of approximately $3,723 for the asset as the anticipated net proceeds do not exceed the carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (CONTINUED)

Assets held for sale or liabilities related to assets held for sale consisted of the following as of June 30, 2013:

June 30, 2013

Land	$1,192
Buildings and Improvements	8,557
Furniture, Fixtures and Equipment	1,181
10,930

Less Accumulated Depreciation & Amortization	(2,737)

Assets Held for Sale	$8,193

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Hotel Operating Revenues	$1,101	$2,338	$1,888	$8,599
Other Revenue	-	-	-	11
Total Revenues	1,101	2,338	1,888	8,610
Expenses:
Hotel Operating Expenses	755	1,489	1,443	6,409
Hotel Ground Rent	-	-	-	72
Real Estate and Personal Property Taxes and Property Insurance	59	133	127	608
General and Administrative	(17)	1	(49)	10
Depreciation and Amortization	204	187	426	456
Interest Expense	-	188	-	1,200
Other Expense	2	-	3	2
Loss on Debt Extinguishment	-	-	-	33
Total Expenses	1,003	1,998	1,950	8,790

Income (Loss) from Discontinued Operations	$98	$340	$(62)	$(180)

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

BACKGROUND

As of June 30, 2013, we owned interests in 65 hotels, many of which are located in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 59 wholly-owned hotels and interests in six hotels owned through unconsolidated joint ventures.  Our "Summary of Operating Results" section below contains operating results for 57 consolidated hotel assets and six hotel assets owned through an unconsolidated joint venture. These results exclude the Hampton Inn Pearl Street, New York, NY, which is currently undergoing re-development and is expected to open during the first quarter of 2014 and the Holiday Inn Express, Camp Springs, MD, whose results are included in discontinued operations.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2013, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

As we continue through 2013, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2013, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Washington DC, Boston, Philadelphia, Los Angeles, San Diego and Miami. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in secondary and tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue additional development loans or land leases in the near term. While property joint ventures, development loans and land leases played an important role in our growth in the past, we do not expect them to play the same role in our near-term future.

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

In October of 2012, our hotels across the eastern seaboard experienced the effects of Hurricane Sandy. Most of our hotels in these markets were able to remain open and continued to serve our guests through the duration of the storm. However, our Holiday Inn Express on Water Street in lower Manhattan experienced flooding and was forced to close. In April 2013, repairs were completed and this hotel was re-opened. Additionally, our hotel redevelopment project at 32 Pearl Street in lower Manhattan experienced some flooding at the job site and portions of the project did suffer damage. The continued strength in business transient and leisure transient customer demand in Manhattan partially offset the losses from the storm.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the three and six months ended June 30, 2013 and 2012 for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations and the Hampton Inn Pearl Street, which is a hotel undergoing a re-development project) that are consolidated in our financial statements for the three and six months ended June 30, 2013 and 2012:

CONSOLIDATED HOTELS:
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013 vs. 2012 % Variance	2013	2012	2013 vs. 2012 % Variance

Occupancy	81.5%	81.4%	0.1%	76.1%	74.0%	2.1%
Average Daily Rate (ADR)	$174.42	$168.65	3.4%	$164.41	$157.65	4.3%
Revenue Per Available Room (RevPAR)	$142.13	$137.25	3.6%	$125.18	$116.71	7.3%

Room Revenues	$97,922	$87,044	12.5%	$167,515	$146,454	14.4%
Hotel Operating Revenues	$106,092	$94,785	11.9%	$182,095	$158,855	14.6%

            RevPAR for the three and six months ended June 30, 2013 increased 3.6% and 7.3%, respectively, for our consolidated hotels.  This represents a growth trend in RevPAR which is primarily due to improving economic conditions in 2013 and the acquisition of hotel properties consummated since June 30, 2012 that are accretive to RevPAR.

The following table outlines operating results for the three and six months ended June 30, 2013 and 2012 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013 vs. 2012 % Variance	2013	2012	2013 vs. 2012 % Variance

Occupancy	72.0%	73.8%	-1.8%	67.5%	69.3%	-1.8%
Average Daily Rate (ADR)	$156.47	$162.26	-3.6%	$150.70	$151.62	-0.6%
Revenue Per Available Room (RevPAR)	$112.69	$119.74	-5.9%	$101.70	$105.01	-3.1%

Room Revenues	$15,502	$20,108	-22.9%	$27,840	$35,512	-21.6%
Total Revenues	$21,460	$26,280	-18.3%	$39,084	$47,018	-16.9%

For our unconsolidated hotels, RevPAR decreased 5.9% and 3.1% for the three and six months ended June 30, 2013 and ADR decreased 3.6% and 0.6%, respectively, for the three and six months ended June 30, 2013.  The decrease, when compared to the same period in 2012, is primarily the result of the sale of our joint venture interest in Holiday Inn Express 29th Street, which, as of June 18, 2012, was no longer included as an unconsolidated joint venture.  This hotel tended to have higher occupancy and room rates than the remaining hotels in our unconsolidated joint venture hotel portfolio.  In addition, our Courtyard South Boston property underwent and completed a rooms and public space renovation during the six months ended June 30, 2013, which resulted in year over year occupancy and room rate decreases.

We define a same store hotel as one that is currently consolidated, that we have owned in whole or in part for the entire period being reported and the comparable period in the prior year, and is deemed fully operational.  For the three and six months ended June 30, 2013 and 2012 there are 52 and 51 same store hotels, respectively.  The following table outlines operating results for the three and six months ended June 30, 2013 and 2012, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS
	(includes 52 hotels in both years)			(includes 51 hotels in both years)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013 vs. 2012 % Variance	2013	2012	2013 vs. 2012 % Variance

Occupancy	82.2%	81.2%	1.0%	76.4%	73.4%	3.0%
Average Daily Rate (ADR)	$173.02	$168.99	2.4%	$159.45	$153.81	3.7%
Revenue Per Available Room (RevPAR)	$142.24	$137.19	3.7%	$121.86	$112.87	8.0%

Room Revenues	$89,004	$85,863	3.7%	$149,196	$139,003	7.3%
Total Revenues	$95,818	$93,124	2.9%	$157,452	$146,771	7.3%

RevPAR for our same store consolidated hotels increased 3.7% and 8.0% during the three and six months ended June 30, 2013, respectively, when compared to the same period in 2012.  This RevPAR growth is primarily due to the continuing improvement in economic conditions in our markets during these periods.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2013 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.9% and 99.4% of total revenues for the three months ended June 30, 2013 and 2012, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $11,307, or 11.9% to $106,092 for the three months ended June 30, 2013 compared to $94,785 for the same period in 2012.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the three months ended June 30, 2012 as well as improvements in ADR and occupancy at our existing hotels.

We acquired interests in the following four consolidated hotels since July 1, 2012 which contributed the following operating revenues for the three months ended June 30, 2013 and 2012.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended June 30, 2013
Courtyard by Marriott	Ewing, NJ	August 13, 2012	130	$1,243
Hyatt Union Square	New York, NY	April 9, 2013	178	2,203
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	1,314
Residence Inn	Coconut Grove, FL	June 12, 2013	140	261
			693	$5,021

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.  Further, hotel operating revenues for the three months ended June 30, 2013 included revenues for a full quarter related to the two hotels that were purchased during the three months ended June 30, 2012. We acquired interests in the following consolidated hotels during the three months ended June 30, 2012:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended June 30, 2013	Hotel Operating Revenues Three Months Ended June 30, 2012
The Boxer	Boston, MA	May 7, 2012	80	$1,046	$728
Holiday Inn Express	New York, NY	June 18, 2012	228	4,678	557
			308	$5,724	$1,285

In addition, our same store portfolio experienced a $4.03, or 2.4%, improvement in ADR, increasing from $168.99 for the three months ended June 30, 2012 to $173.02 during the same period in 2013.  For the same store hotels, occupancy increased by 100 basis points from approximately 81.2% during the three months ended June 30, 2012 to approximately 82.2% for the same period in 2013.  The resulting improvement in RevPAR was the product of improvements in lodging trends in the markets in which our hotels are located and aggressive asset management.

We had previously invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that was then leased to hotel developers.  Interest income from development loans receivable was $12 for the three months ended June 30, 2013 compared to $518 for the same period in 2012.

In April 2013, we acquired the Hyatt Union Square and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety.  In April 2013, the development loan related to Hyatt 48Lex was paid off in full.  As of June 30, 2013, we had no outstanding development loan receivables.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues from the operation of the unconsolidated joint ventures’ hotels.  Other revenues were $60 and $52 for the three months ended June 30, 2013 and 2012, respectively.

Expenses

Total hotel operating expenses increased 11.2% to approximately $55,765 for the three months ended June 30, 2013 from $50,130 for the three months ended June 30, 2012. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since June 30, 2012, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 15.5%, or $2,159, to $16,083 for the three months ended June 30, 2013 from $13,924 for the three months ended June 30, 2012.  Real estate and personal property tax and property insurance increased $1,335, or 26.2%, for the three months ended June 30, 2013 when compared to the same period in 2012 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves, which was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased by approximately $359 from $5,340 in the three months ended June 30, 2012 to $5,699 for the same period in 2013.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Expense related to share based compensation increased $173 when comparing the three months ended June 30, 2013 to the same period in 2012.  This increase in share based compensation expense is due primarily to additional restricted shares issued since June 30, 2012.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Increases in other general and administrative expenses were primarily the result of increases in base compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased  $649 from $124 for the three months ended June 30, 2012 to $773 for the same period in 2013.  The expenses incurred in 2013 were primarily the result of the Hyatt Union Square acquisition.

Operating Income

Operating income for the three months ended June 30, 2013 was $33,260 compared to operating income of $20,533 during the same period in 2012.  As noted above, the increase in operating income resulted partially from improved performance of our portfolio and acquisitions that have occurred subsequent to June 30, 2012.  In addition, we recognized a net gain of approximately $12,107 on the purchase of the Hyatt Union Square, New York, NY as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred.

Interest Expense

Interest expense increased $696 from $10,442 for the three months ended June 30, 2012 to $11,138 for the three months ended June 30, 2013. The increase in interest expense is due primarily to an increase in our line of credit balance as a result of our Residence Inn Coconut Grove, FL and Courtyard San Diego, CA acquisitions. This increase was partially offset by a reduction in the weighted average interest rate on our credit facility as a result of us entering into a new unsecured credit facility in November 2012.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $266 for the three months ended June 30, 2013.  The decrease in income from unconsolidated joint ventures is primarily the result of our purchase of the remaining 50% interest in our Holiday Inn Express Manhattan joint venture during the three months ended June 30, 2012. Operating results for the three months ended June 30, 2013 for this hotel are now included in our consolidated results.  In connection with this acquisition, our interest in Metro 29th was remeasured, and as a result, during the three months ended June 30, 2012, we recorded a loss of approximately $224.

We have made an effort to decrease our investment in unconsolidated joint ventures.  Since January 1, 2012 we closed on the sale of 5 of our unconsolidated joint venture assets to third parties and we purchased the remaining ownership from our joint venture partners in 2 assets, which are now included in our consolidated results.

Income Tax Expense

During the three months ended June 30, 2013, the Company recorded an income tax expense of $1,438.  There was no comparable income tax expense recorded in the prior year as the Company recorded a full valuation allowance against the net operating loss.

Discontinued Operations

On June 12, 2013, we closed on the sale of our Comfort Inn, Harrisburg, PA. The Company sold the asset for $3,700 and recorded a gain on sale of $1,043. During the three months ended June 30, 2013, the Company also entered into a purchase and sale agreement to sell our Holiday Inn Express Camp Springs, MD. The Company recorded an impairment of $3,723. The sale is expected to be completed during the third quarter of 2013. The operating results for these two properties have been reclassified to discontinued operations in the statement of operations for the three months ended June 30, 2013 and 2012, respectively.

During the second quarter of 2012, we closed on the sale of four of the 18 non-core hotel properties, transferred the title of the Comfort Inn, located In North Dartmouth, MA, to the lender and we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY.  As a result of these transactions, we recognized a gain of approximately $6,949 in the second quarter of 2012.  The operating results for these properties have been reflected in discontinued operations in the statement of operations for the three months ended June 30, 2012.

We recorded income from discontinued operations of approximately $98 and $340 during the three months ended June 30, 2013 and 2012, respectively.  See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net income applicable to common shareholders for the three months ended June 30, 2013 was $14,286 compared to net income applicable to common shareholders of $13,093 for the same period in 2012.  Net Income for the three months ended June 30, 2012 was positively impacted by a $6,949 gain on the sale of assets. Net income for the three months ended June 30, 2013 was negatively impacted by an impairment charge of $3,723 which resulted from the Company entering into an agreement to sell the Holiday Inn Express Camp Springs, MD for an amount that was less than the carrying value of the property.  Net income for the three months ended June 30, 2013 was negatively impacted by income tax expense of $1,438,  and an increase in interest expense of $696.  Net income applicable to common shareholders for the three months ended June 30, 2013 was negatively impacted by $89 of dividends accrued on our newly issued Series C Preferred Shares.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2013 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.9% and 99.2% of total revenues for the three months ended June 30, 2013 and 2012, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $23,240, or 14.6%, to $182,095 for the six months ended June 30, 2013 compared to $158,855 for the same period in 2012.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2013 and 2012 and improved lodging fundamentals in the markets where our hotels are located.

We acquired interests in the following four consolidated hotels which contributed the following operating revenues for the six months ended June 30, 2013.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Six Months Ended June 30, 2013
Courtyard by Marriott	Ewing, NJ	August 13, 2012	130	$2,070
Hyatt Union Square	New York, NY	April 9, 2013	178	2,203
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	1,314
Residence Inn	Coconut Grove, FL	June 12, 2013	140	261
			693	$5,848

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the six months ended June 30, 2013 included revenues for a full six months related to three hotels that were purchased during the six months ended June 30, 2012. We acquired interests in the following consolidated hotels during the six months ended June 30, 2012:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Six Months Ended June 30, 2013	Hotel Operating Revenues Six Months Ended June 30, 2012
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	$8,640	$7,197
The Boxer	Boston, MA	May 7, 2012	80	1,472	728
Holiday Inn Express	New York, NY	June 18, 2012	228	7,086	557
			419	$17,198	$8,482

In addition, our same store portfolio experienced a $5.64, or 3.7%, improvement in ADR, increasing from $153.81 for the six months ended June 30, 2012 to $159.45 during the same period in 2013.  For the same store hotels, occupancy increased by 300 basis points from approximately 73.4% during the six months ended June 30, 2012 to approximately 76.4% for the same period in 2013.  The resulting improvement in RevPAR was the product of improvements in lodging trends in the markets in which our hotels are located.

We had previously invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that was then leased to hotel developers.  Interest income from development loans receivable was $158 for the six months ended June 30, 2013 compared to $1,139 for the same period in 2012.

In April 2013, we acquired the Hyatt Union Square and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety.  In April 2013, the development loan related to Hyatt 48Lex was paid off in full.  As of June 30, 2013, we had no outstanding development loan receivables.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $94 and $114 for the six months ended June 30, 2013 and 2012, respectively.

Expenses

Total hotel operating expenses increased 15.1% to approximately $103,442 for the six months ended June 30, 2013 from $89,849 for the six months ended June 30, 2012. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since June 30, 2012, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 14.0%, or $3,802, to $30,957 for the six months ended June 30, 2013 from $27,155 for the six months ended June 30, 2012.  Real estate and personal property tax and property insurance increased $2,901, or 28.7%, for the six months ended June 30, 2013 when compared to the same period in 2012 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves, which was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased by approximately $187 from $10,508 in the six months ended June 30, 2012 to $10,695 for the same period in 2013.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $428 when comparing the six months ended June 30, 2013 to the same period in 2012.  This increase in share based compensation expense is due primarily in additional restricted shares issued since June 30, 2012.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Increases in other general and administrative expenses were primarily the result of increases in base compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $306 from $1,082 for the six months ended June 30, 2012 to $776 for the same period in 2013.  The expenses incurred in 2012 were primarily related to the acquisition of the Rittenhouse Hotel during the six months ended June 30, 2012.

Operating Income

Operating income for the six months ended June 30, 2013 was $35,470 compared to operating income of $20,984 during the same period in 2012.  As noted above, the increase in operating income resulted partially from improved performance of our portfolio and acquisitions that have occurred subsequent to June 30, 2012. In addition, we recognized a net gain of approximately $12,107 on the purchase of the Hyatt Union Square, New York, NY, as the fair value of the assets acquired less any liabilities assumed exceeded the considered transferred.

Interest Expense

Interest expense decreased $367 from $21,925 for the six months ended June 30, 2012 to $21,558 for the six months ended June 30, 2013. The decrease in interest expense is due primarily to the reduction of the weighted average interest rate on our credit facility as a result of us entering into a new credit facility in November 2012.  In addition, during the fourth quarter of 2012 and the six months ended June 30, 2013, we repaid in full eight mortgage loans, lowering our overall mortgage payable portfolio.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. The operating results for the unconsolidated joint ventures improved by $68 for the six months ended June 30, 2013.  This improvement is primarily due to the results of the hotels owned by these joint ventures which have benefited from improved lodging fundamentals in the markets in which they operate. On June 18, 2012, we purchased the remaining 50% interest in joint venture’s ownership rights for the Holiday Inn Express, New York, NY and, as such, the  hotel operations are recorded within our consolidated financial statements from that date. Our interest in Metro 29th was remeasured, and as a result, during the six  months ended June 30, 2012,we recorded a loss of approximately $224.

We have made an effort to decrease our investment in unconsolidated joint ventures.  Since January 1, 2012 we closed on the sale of 5 of our unconsolidated joint venture assets to third parties and we purchased the remaining ownership from our joint venture partners in 2 assets, which are now included in our consolidated results.

Income Tax Expense

During the six months ended June 30, 2013, the Company recorded an income tax expense of $309.  There was no comparable income tax expense recorded in the prior year as the Company recorded a full valuation allowance against the net operating loss.

Discontinued Operations

On June 12, 2013, we closed on the sale of our Comfort Inn, Harrisburg, PA. The Company sold the asset for $3,700 and recorded a gain on sale of $1,043. During the six months ended June 30, 2013, the Company also entered into a purchase and sale agreement to sell our Holiday Inn Express Camp Springs, MD . The Company recorded an impairment of $3,723. The sale is expected to be completed during the third quarter of 2013. The operating results for these two properties have been reflected in discontinued operations in the statement of operations for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2012, we closed on the sale of 18 non-core hotel properties, transferred the title of the Comfort Inn, located In North Dartmouth, MA, to the lender and we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY.  As a result of these transactions, we recognized a gain of approximately $11,452 for the six months ended June 30, 2012.  The operating results for these properties have been reclassified to discontinued operations in the statement of operations for the six months ended June 30, 2012.

We recorded a loss from discontinued operations of approximately $62 and $180 during the six months ended June 30, 2013 and 2012, respectively.  See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net income applicable to common shareholders for the six months ended June 30, 2013 was $1,189 compared to net income applicable to common shareholders of $2,420 for the same period in 2012.  Net income for the six months ended June 30, 2013 was negatively impacted by an impairment charge of $3,723 which resulted from the reclassification of properties held as discontinued operations.  Net income for the six months ended June 30, 2013 was negatively impacted by income tax expense of $309.  Net income applicable to common shareholders for the six months ended June 30, 2013 was negatively impacted by $433 of dividends accrued on our newly issued Series C Preferred Shares and on the extinguishment of $2,250 of issuance costs associated with the redemption of all of our outstanding Series A Preferred Shares.  In addition, for the six months ended June 30, 2013, we recognized a net gain of approximately $12,107 on the purchase of the Hyatt Union Square, New York, NY as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred.  There was no comparable gain recognized in the prior year.

Comprehensive Income

Comprehensive income applicable to common shareholders for the six months ended June 30, 2013 was $13,235 compared to $9,246 for the same period in 2012.  This was primarily because of the positive shift in the position of the fair value of our derivative instruments.  For the six months ended June 30, 2013, we recorded other comprehensive income of $2,363 when compared to $174 of other comprehensive loss for the six months ended June 30, 2012.  The expected rise in the interest rate yield curve in the next few years has favorably shifted many of our interest rate swaps from a liability to asset position.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of June 30, 2013.

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

As of June 30, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and we had $66,200 outstanding borrowings under the revolving line of credit. As of June 30, 2013, our remaining borrowing capacity under the $400,000 credit facility was $177,975, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $400,000 credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2013, we have no indebtedness maturing on or before December 31, 2013. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $400,000 credit facility and the issuance of our securities.

On February 25, 2013, we completed a public offering of 3,000,000 6.875% Series C Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $72,371. We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series A Cumulative Redeemable Preferred Shares on March 28, 2013, and for general corporate purposes.

These shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.4056. Dividends ceased accruing on the Series A Preferred Shares on March 28, 2013.

Development Loans Receivable

During April 2013, we acquired the Hyatt Union Square, and, as part of the consideration we agreed to cancel a $13,303 development loan receivable, and the development loan related to Hyatt 48Lex was paid off in full.  As of June 30, 2013, we had no outstanding development loan receivables.

Acquisitions

During the six months ended June 30, 2013, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price
Hyatt Union Square, New York, NY	4/9/2013	$32,940	$79,300	$9,760	$1,945	$123,945
Courtyard by Marriott, San Diego, CA	5/30/2013	15,656	51,674	3,671	183	71,184
Residence Inn, Coconut Grove, FL	6/12/2013	4,146	17,456	218	75	21,895

Total		$52,742	$148,430	$13,649	$2,203	$217,024

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

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the $250,000 unsecured revolving line of credit portion of our $400,000 credit facility. We believe that the net cash provided by operations in the coming year, the additional $50,000 draw of our unsecured term loan, and borrowings drawn on the $250,000 revolving line of credit portion of our $400,000 credit facility will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the internal revenue code of 1986, as amended.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2013, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the six months ended June 30, 2013 was $40,709 and cash used for the payment of distributions and dividends for the six months ended June 30, 2013 was $33,350.

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

Spending on capital improvements during the six months ended June 30, 2013 increased as compared to spending on capital improvements during the six months ended June 30, 2012. During the six months ended June 30, 2013 we spent $25,739 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $18,582 during the same period in 2012. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have three ongoing hotel development projects. We are constructing an additional hotel tower at our Courtyard by Marriott in Miami Beach, FL. We are also completing the construction of a Hampton Inn in lower Manhattan, New York, NY. During the six months ended June 30, 2013 we spent $9,907 on hotel development projects. This compares to $5,956 during the same period in 2012. Finally, prior to June 30, 2013, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn, located on 52nd Street in New York, NY upon completion of construction for an approximate purchase price of $74,000. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2013 and 2012

Net cash provided by operating activities increased $14,726 from $25,983 for the six months ended June 30, 2012 to $40,709 for 2013. Net income, adjusted for non-cash items such as gain on acquisition of hotel properties, gain on disposition of hotel properties, impairment of assets, benefit for income taxes, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, distributions from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $6,140 for the six months ended June 30, 2013 when compared to 2012. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. In addition, acquisition and terminated transaction costs incurred for the six months ended June 30, 2013 decreased $649 when compared to the same period in 2012. The remaining increase in cash provided by operating activities was attributable to an increase in net cash provided by working capital assets.

Net cash used in investing activities for the six months ended June 30, 2013 increased  $139,449, from $41,442 for the six months ended June 30, 2012 compared to $180,891 for 2013. During the six months ended June 30, 2012, we closed on the sale of 18 hotel properties generating net proceeds of $63,921.  In addition, spending on the purchase of hotel properties and deposits on hotel acquisitions was $82,618 lower during the six months ended June 30, 2012 compared to same period in 2013. We also received $15,122 for the repayment of development loans and notes receivable during the six months ended June 30, 2013.  Also offsetting these amounts was a $3,951 increase in spending on hotel development projects during the six months ended June 30, 2013 compared to the same period in 2012.

Net cash provided by financing activities for the six months ended June 30, 2013 was $100,417 compared to $24,182 during the same period in 2012. Net proceeds from mortgages and notes payable were $9,092 during the six months ended June 30, 2013, compared to net repayments of $54,928 during the same period in 2012. Net proceeds from our revolving credit facility were $66,200 for the six months ended June 30, 2013, compared to repayments of $21,000 during the same period in 2012, resulting in a net increase of $87,200. In addition, during the first quarter of 2013, we completed an offering of Series C Preferred Shares with net proceeds of $72,371, after deducting underwriting discounts and offering expenses, which was primarily used to redeem all of the issued and outstanding Series A Preferred Shares with a redemption value of $60,000.  Dividends and distributions payable increased $4,889 during the six months ended June 30, 2013, compared to 2012, due to an increase in the number of outstanding common shares as a result of a common stock offering which we completed in May 2012, and the additional preferred share dividends we paid due to the timing of the preferred stock offering and subsequent redemption which occurred in March 2013.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income applicable to common shareholders	$14,286	$13,093	$1,189	$2,420
Income (loss) allocated to noncontrolling interest	210	796	(463)	55
(Income) loss from unconsolidated joint ventures	(148)	(190)	248	540
Gain on hotel acquisition	(12,107)	-	(12,107)	-
Gain on disposition of hotel properties	(1,043)	(6,949)	(1,043)	(11,452)
Loss from impairment of depreciable assets	3,723	-	3,723	-
Depreciation and amortization	16,083	13,924	30,957	27,155
Depreciation and amortization from discontinued operations	204	187	426	456
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	-	(139)	-	-
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	21,208	20,722	22,930	19,174

Income (Loss) from Unconsolidated Joint Ventures	148	190	(248)	(540)
Loss from remeasurement of investment in unconsolidated joint ventures	-	224	-	224
Depreciation and amortization of purchase price in excess of historical cost (2)	147	257	301	577
Interest in depreciation and amortization of unconsolidated joint ventures (3)	1,718	2,043	2,594	2,704
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	2,013	2,714	2,647	2,965

Funds from Operations applicable to common shareholders and Partnership units	$23,221	$23,436	$25,577	$22,139

Weighted Average Common Shares and Units Outstanding
Basic	198,633,051	186,264,437	197,835,465	178,345,932
Diluted	208,145,833	196,269,594	208,106,138	188,349,152

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

INFLATION

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

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

As of June 30, 2013, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2013, we are exposed to interest rate risk with respect to variable rate borrowings under our $400,000 credit facility and certain variable rate mortgages and notes payable. As of June 30, 2013, we had total variable rate debt outstanding of $191,406 with a weighted average interest rate of 3.40%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2013 would be an increase or decrease in our interest expense for the three months ended June 30, 2013 of $333 and $615 for the six months ended June 30, 2013.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2013, we have an interest rate cap related to debt on the Hotel 373, New York, NY, Hyatt Union Square, New York, NY and our two subordinated notes payable, and we have four interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, and our corporate credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2013, approximately 92.8% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 7.2% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2013 to be approximately $909,529 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2013 to be approximately $952,623.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2013, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2013	2014	2015	2016	2017	Thereafter	Total

Fixed Rate Debt	$3,882	$30,618	$258,110	$252,916	$163,880	$13,791	$723,197
Weighted Average Interest Rate	5.23%	5.19%	5.71%	5.52%	7.15%	7.15%	5.99%

Floating Rate Debt	$180	$372	$396	$55,420	$17,290	$51,548	$125,206
Weighted Average Interest Rate	3.84%	3.84%	3.84%	3.40%	3.19%	3.19%	3.55%
	$4,062	$30,990	$258,506	$308,336	$181,170	$65,339	$848,403

Line of Credit Facility	$-	$-	$66,200	$-	$-	$-	$66,200
Average Interest Rate	2.59%	2.59%	2.59%	-	-	-	2.59%
	$-	$-	$66,200	$-	$-	$-	$66,200

The table incorporates only those exposures that existed as of June 30, 2013, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments due as of June 30, 2013 and certain adjustments to reflect:

●       the Company’s exercise of each of the extension options within its discretion or upon lender approval, and

●       the lender’s extension of the maturity of the revolving line of credit extension option.

	2013	2014	2015	2016	2017	Thereafter	Total

Principal repayments due as of June 30, 2013, as noted above	$4,062	$30,990	$324,706	$308,336	$181,170	$65,339	$914,603

Adjustments: Extension Options (1)

Courtyard - Miami Beach Oceanfront (2)	-	-	-	(55,000)	55,000	-	-
Courtyard - Los Angeles, CA (3)	-	-	-	-	(26,000)	26,000	-
Capitol Hill Hotel - Washington DC (4)	-	-	(23,635)	1,467	22,168
Hyatt Union Square - New York, NY (5)	-	-	-	(55,000)	55,000	-	-
Unsecured Term Loan (6)	-	-	(150,000)	-	150,000
Line of Credit (7)	-	-	(66,200)	66,200	-	-	-
As Adjusted Principal Repayments	$4,062	$30,990	$84,871	$266,003	$437,338	$91,339	$914,603

(1) Adjustments include amortization of principal scheduled to occur subsequent to June 30, 2013 through maturity date and extended maturity date if options are exercised.

(2) Represents mortgage debt on the Courtyard Miami Beach Oceanfront. The loan is schedule to mature in July 2016 and maintains a one year extension option. The initial funding is $45.0 million, with three additional draws of $5.0 million each every 90 days to fund the construction of the new 93-room ocean front tower.

(3) Represents the mortgage debt on the Courtyard, Los Angeles, CA, which contains a one-year extension option, which is  subject to the lender's approval in its discretion, effectively extending the maturity from September 2017 to September 2018.

(4) Represents mortgage debt on the Capitol Hill Hotel, Washington DC, which contains a two-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from February 2015 to February 2017.

(5) Represents the mortgage debt on the Hyatt Union Square New York, which contains a one-year extension option, subject to the lender's approval at its discretion, effectively extending the maturity from April of 2016 to April 2017.

(6) Represents the Unsecured Term loan, which contains two one-year extension options, which are subject to the lenders' approval in its discretion, effectively extending the maturity from November 2015 to November 2017.

(7) Represents the Line of Credit, which contains a one-year extension option, which is subject to the lenders approval at its discretion, effectively extending the maturity from November of 2015 to November of 2016.

Item 4.   Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

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

HERSHA HOSPITALITY TRUST

August 1, 2013	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer