Form 10-Q
period 2013-09-30
HERSHA HOSPITALITY TRUST
filed 2013-11-07
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐Yes ☒No

As of November 6, 2013, the number of Class A common shares of beneficial interest outstanding was 202,675,886 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 [UNAUDITED] AND DECEMBER 31, 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2013	December 31, 2012
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $86,138 and $86,657	$1,487,605	$1,466,713
Investment in Unconsolidated Joint Ventures	14,251	16,007
Development Loans Receivable	-	28,425
Cash and Cash Equivalents	46,588	69,059
Escrow Deposits	30,175	26,792
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $18 and $365	11,344	11,538
Deferred Financing Costs, Net of Accumulated Amortization of $6,701 and $4,841	8,344	8,695
Due from Related Parties	6,318	8,488
Intangible Assets, Net of Accumulated Amortization of $3,348 and $2,413	8,023	8,698
Deposits on Hotel Acquisitions	15,486	37,750
Other Assets	24,927	25,514
Hotel Assets Held for Sale	178,695	-

Total Assets	$1,831,756	$1,707,679

Liabilities and Equity:
Line of Credit	$79,700	$-
Unsecured Term Loan	150,000	100,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $56,107 and $57,256	568,496	641,160
Accounts Payable, Accrued Expenses and Other Liabilities	34,465	33,838
Dividends and Distributions Payable	15,950	15,621
Due to Related Parties	7,224	4,403
Liabilities Related to Hotel Assets Held for Sale	79,291	-

Total Liabilities	986,674	846,570

Redeemable Noncontrolling Interests - Common Units (Note 1)	$-	$15,321

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 shares Authorized, 7,600,000 Series B and C Shares Issued and Outstanding at September 30, 2013 and 7,000,000 Series A and B Preferred Shares Issued and Outstanding at December 31, 2012, with Liquidation Preferences of $25 Per Share (Note 1)	76	70
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at September 30, 2013 and December 31, 2012, 202,673,802 and 198,672,356 Shares Issued and Outstanding at September 30, 2013 and December 31, 2012, respectively	2,027	1,986
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(422)	(1,786)
Additional Paid-in Capital	1,198,760	1,178,292
Distributions in Excess of Net Income	(383,991)	(348,734)
Total Shareholders' Equity	816,450	829,828

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	28,786	15,484
Noncontrolling Interests - Consolidated Variable Interest Entity	(154)	476
Total Noncontrolling Interests	28,632	15,960

Total Equity	845,082	845,788

Total Liabilities and Equity	$1,831,756	$1,707,679

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Hotel Operating Revenues	$90,250	$79,102	$246,019	$214,827
Interest Income from Development Loans	-	463	158	1,602
Other Revenues	41	50	135	164
Total Revenues	90,291	79,615	246,312	216,593

Operating Expenses:
Hotel Operating Expenses	50,297	43,512	137,550	119,107
Gain on Insurance Settlements	-	-	(403)	-
Hotel Ground Rent	245	214	739	622
Real Estate and Personal Property Taxes and Property Insurance	6,331	5,015	17,754	13,781
General and Administrative (including Share Based Payments of $1,992 and $1,923 and $6,819 and $6,322 for the three and nine months ended September 30, 2013 and 2012, respectively)	5,251	4,705	15,942	15,207
Acquisition and Terminated Transaction Costs	27	86	803	1,168
Depreciation and Amortization	14,572	12,488	41,156	35,611
Gain on Hotel Acquisitions, Net	-	-	(12,108)	-
Total Operating Expenses	76,723	66,020	201,433	185,496

Operating Income	13,568	13,595	44,879	31,097

Interest Income	450	407	1,375	859
Interest Expense	10,528	9,387	29,573	27,863
Other Expense	261	42	837	564
Loss on Debt Extinguishment	-	3	545	249
Income Before Income (Loss) from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	3,229	4,570	15,299	3,280

Income (Loss) from Unconsolidated Joint Ventures	227	237	(21)	(79)
Loss from Remeasurement of Investment in Unconsolidated Joint Venture	-	(1,668)	-	(1,892)
Income (Loss) from Unconsolidated Joint Venture Investments	227	(1,431)	(21)	(1,971)

Income Before Income Taxes	3,456	3,139	15,278	1,309

Income Tax Benefit	2,375	-	2,282	-

Income from Continuing Operations	5,831	3,139	17,560	1,309

Discontinued Operations (Note 12):
(Loss) Gain on Disposition of Hotel Properties	(11)	(183)	1,032	11,269
Impairment of Discontinued Assets	(6,591)	-	(10,314)	-
Income from Discontinued Operations, Net of Income Taxes	3,070	2,938	4,431	2,791
(Loss) Income from Discontinued Operations	(3,532)	2,755	(4,851)	14,060

Net Income	2,299	5,894	12,709	15,369

Loss Allocated to Noncontrolling Interests	164	279	628	223
Preferred Distributions	(3,589)	(3,500)	(11,022)	(10,500)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	(2,250)	-

Net (Loss) Income Applicable to Common Shareholders	$(1,126)	$2,673	$65	$5,092

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013		2012
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.01		$0.00		$0.02		$(0.05)
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	(0.02)		0.01		(0.02)		0.07

Net (Loss) Income Applicable to Common Shareholders	$(0.01)		$0.01		$0.00		$0.02

DILUTED
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.01		$0.00		$0.02		$(0.05)
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	(0.02)		0.01		(0.02)		0.07

Net (Loss) Income Applicable to Common Shareholders	$(0.01)		$0.01		$0.00		$0.02

Weighted Average Common Shares Outstanding:
Basic	198,878,496		196,360,325		198,186,963		184,394,561
Diluted	201,644,633	*	196,360,325	*	201,488,088	*	184,394,561	*

*Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and common units of limited partnership interest (“Common Units”) in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these shares and units in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Common Units of Limited Partnership Interest	6,914,716	7,172,832	6,986,004	7,231,104
Unvested Stock Awards Outstanding	-	687,551	-	308,654
Contingently Issuable Share Awards	-	2,345,079	-	2,364,550
Options to Acquire Common Shares Outstanding	-	-	-	368,111
Total Potentially Dilutive Securities Excluded from the Denominator	6,914,716	10,205,462	6,986,004	10,272,419

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$2,299	5,894	12,709	15,369
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	(669)	(628)	2,302	(226)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(331)	(294)	(938)	(870)

Comprehensive Income	1,299	4,972	14,073	14,273
Less: Comprehensive Loss Attributable to Noncontrolling Interests	164	279	628	223
Less: Preferred Distributions	(3,589)	(3,500)	(11,022)	(10,500)
Less: Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	(2,250)	-
Comprehensive (Loss) Income Attributable to Common Shareholders	$(2,126)	$1,751	$1,429	$3,996

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	Shareholders' Equity							Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2012	$ 1,986	$ -	$ 70	$ 1,178,292	$ (1,786)	$ (348,734)	$ 829,828	$ 15,484	$ -	$ 476	$ 15,960	$ 845,788	$ 15,321
Unit Conversion/Redemption	1	-	-	(234)	-	-	(233)	(767)	-	-	(767)	(1,000)	-
Reclassification of Noncontrolling Interest	-	-	-	-	-	-	-	15,321	-	-	15,321	15,321	(15,321)
Preferred Stock											-
Preferred Stock Offering, Net of Costs	-	-	30	72,340	-	-	72,370	-	-	-	-	72,370	-
Preferred Stock Redemption	-	-	(24)	(59,976)	-	-	(60,000)	-	-	-	-	(60,000)	-
Dividends and Distributions declared:
Common Stock ($0.18 per share)	-	-	-	-	-	(37,572)	(37,572)	-	-	-	-	(37,572)	-
Preferred Stock	-	-	-	-	-	(11,022)	(11,022)	-	-	-	-	(11,022)	-
Common Units ($0.18 per share)	-	-	-	-	-	-	-	(1,254)	-	-	(1,254)	(1,254)	-
Dividend Reinvestment Plan	-	-	-	27	-	-	27	-	-	-	-	27	-
Stock Based Compensation											-
Grants	40	-	-	285	-	-	325	-	-	-	-	325	-
Amortization	-	-	-	8,026	-	-	8,026	-	-	-	-	8,026	-
Change in Fair Value of Derivative Instruments	-	-	-	-	1,364	-	1,364	-	-	-	-	1,364	-
Net Income (Loss)	-	-	-	-	-	13,337	13,337	2	-	(630)	(628)	12,709	-
Balance at September 30, 2013	$ 2,027	$ -	$ 76	$ 1,198,760	$ (422)	$ (383,991)	$ 816,450	$ 28,786	$ -	$ (154)	$ 28,632	$ 845,082	$ -

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	Shareholders' Equity							Noncontrolling Interests					Redeemable Noncontrolling Interests
	Class A Common Shares	Class B Common Shares	Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total Shareholders' Equity	Common Units	Consolidated Joint Ventures	Consolidated Variable Interest Entity	Total Noncontrolling Interests	Total Equity	Common Units
Balance at December 31, 2011	$ 1,699	$ -	$ 70	$ 1,041,027	$ (1,151)	$ (310,974)	$ 730,671	$ 16,864	$ 307	$ -	$ 17,171	$ 747,842	$ 14,955
Unit Conversion	1	-	-	375	-	-	376	(376)	-	-	(376)	-	-
Reallocation of Noncontrolling Interest	-	-	-	(528)	-	-	(528)	-	-	-	-	(528)	528
Common Stock Issuance
Common Stock Offering, Net of Costs	240	-	-	128,430	-	-	128,670	-	-	-	-	128,670	-
Common Stock Option Cancellation	25	-	-	(25)	-		-	-	-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.18 per share)	-	-	-	-	-	(34,217)	(34,217)	-	-	-	-	(34,217)	-
Preferred Stock	-	-	-	-	-	(10,500)	(10,500)	-	-	-	-	(10,500)	-
Common Units ($0.18 per share)	-			-	-	-	-	(748)	-	-	(748)	(748)	(552)
Dividend Reinvestment Plan	-	-	-	16	-	-	16	-	-	-	-	16	-
Stock Based Compensation
Grants	20	-	-	2,428	-	-	2,448	-	-	-	-	2,448	-
Amortization	-	-	-	5,004	-	-	5,004	-	-	-	-	5,004	-
Consolidation of Variable Interest Entity	-	-	-	-	-	-	-	-		956	956	956	-
Deconsolidation of Consolidated Joint Ventures	-	-	-	-	-	-	-	-	(307)	-	(307)	(307)	-
Change in Fair Value of Derivative Instruments	-	-	-	-	(1,096)	-	(1,096)	-	-	-	-	(1,096)	-
Net Income (Loss)	-	-	-	-	-	15,592	15,592	115	-	(423)	(308)	15,284	85
Balance at September 30, 2012	$ 1,985	$ -	$ 70	$ 1,176,727	$ (2,247)	$ (340,099)	$ 836,436	$ 15,855	$ -	$ 533	$ 16,388	$ 852,824	$ 15,016

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	2013	2012
Operating Activities:
Net Income	$12,709	$15,369
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Acquisition of Hotel Assets	(12,108)	-
Gain on Disposition of Hotel Assets	(1,032)	(11,269)
Impairment of Assets	10,314	-
Deferred Taxes	(2,205)	-
Depreciation	47,153	41,520
Amortization	1,930	2,916
Debt Extinguishment	471	10
Development Loan Interest Added to Principal	-	(678)
Equity in Loss of Unconsolidated Joint Ventures	21	1,971
Distributions from Unconsolidated Joint Ventures	313	1,269
Loss Recognized on Change in Fair Value of Derivative Instrument	18	221
Stock Based Compensation Expense	6,819	6,322
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	194	(3,970)
Escrows	(895)	(2,267)
Other Assets	(1,672)	923
Due from Related Parties	2,170	(5,740)
Increase (Decrease) in:
Due to Related Parties	2,821	2,281
Accounts Payable, Accrued Expenses and Other Liabilities	3,172	121
Net Cash Provided by Operating Activities	$70,193	$48,999

Investing Activities:
Purchase of Hotel Property Assets	$(166,388)	$(67,637)
Deposits on Hotel Acquisitions, Net	1,264	(17,000)
Capital Expenditures	(35,984)	(22,890)
Cash Paid for Hotel Development Projects	(16,862)	(8,718)
Proceeds from Disposition of Hotel Properties and Investment in Unconsolidated Joint Venture	12,000	63,738
Net Changes in Capital Expenditure Escrows	(1,601)	(3,212)
Investment in Notes Receivable	-	(150)
Repayment of Notes Receivable	-	1,720
Proceeds from Insurance Claims	2,189	-
Repayment of Development Loans Receivable	15,122	3,000
Distributions from Unconsolidated Joint Venture	1,422	150
Advances and Capital Contributions to Unconsolidated Joint Ventures	-	(130)
Net Cash Used in Investing Activities	$(188,838)	$(51,129)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS]

	2013	2012
Financing Activities:
Proceeds from (Repayments of) Borrowings Under Line of Credit, Net	$79,700	$(23,000)
Proceeds from Unsecured Term Loan Borrowing	50,000	-
Principal Repayment of Mortgages and Notes Payable	(52,589)	(123,823)
Proceeds from Mortgages and Notes Payable	60,000	97,444
Cash Paid for Deferred Financing Costs	(2,237)	(65)
Proceeds from Issuance of Preferred Stock, Net	72,370	-
Proceeds from Issuance of Common Stock, Net	-	128,670
Redemption of Preferred Stock	(60,000)	-
Redemption of Common Partnership Units	(1,000)	-
Settlement of Interest Rate Cap	(565)	(96)
Distributions to Partners in Consolidated Joint Ventures	-	-
Dividends Paid on Common Shares	(37,305)	(32,487)
Dividends Paid on Preferred Shares	(10,933)	(10,500)
Distributions Paid on Common Partnership Units	(1,267)	(1,307)
Net Cash Provided by Financing Activities	$96,174	$34,836

Net (Decrease) Increase in Cash and Cash Equivalents	$(22,471)	$32,706
Cash and Cash Equivalents - Beginning of Period	69,059	24,568

Cash and Cash Equivalents - End of Period	$46,588	$57,274

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administed Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of September 30, 2013, we owned an approximate 96.7% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity and certain common units of limited partnership interest in HHLP (“Common Units”) that are nonredeemable (“Nonredeemable Common Units”) as equity. The noncontrolling interest of Nonredeemable Common Units totaled $28,786 as of September 30, 2013 and $15,484 as of December 31, 2012.  As of September 30, 2013, there were 6,914,716 Nonredeemable Common Units outstanding with a fair market value of $38,653, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Prior to February 1, 2013, certain Common Units (“Redeemable Common Units”) had been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units. The redemption feature contained in the pledge and security agreement where the Redeemable Common Units served as collateral contained a provision that could have resulted in a net cash settlement outside of the control of the Company. As a result, prior to February 1, 2013, the Redeemable Common Units were classified in the mezzanine section of the consolidated balance sheets as Redeemable Noncontrolling Interest because these units did not meet the requirements for equity classification under US GAAP. The carrying value of the Redeemable Common Units equaled the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of February 1, 2013, the aforementioned pledge and security agreement is no longer in effect, the Common Units subject to the pledge and security agreement have been released and such Common Units are treated as Nonredeemable Common Units.  As of September 30, 2013, there were no outstanding Common Units designated as Redeemable Common Units. As of December 31, 2012, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value because the Redeemable Common Units redemption value was greater than historical cost of $11,753.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

On February 25, 2013, we completed a public offering of 3,000,000 6.875% Series C Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting the underwriting discount and the offering expenses payable by us, were approximately $72,370.

We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series A Cumulative Redeemable Preferred Shares on March 28, 2013, and for general corporate purposes.  The Series A Preferred Shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.4056.  Dividends ceased accruing on the Series A Preferred Shares on March 28, 2013.

Terms of the Series B and Series C Preferred Shares outstanding at September 30, 2013 and the Series A and Series B Preferred Shares outstanding at December 31, 2012 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2013	December 31, 2012	Aggregate Liquidation Preference	Distribution Rate	2013	2012

Series A	-	2,400,000	$60,000	8.000%	$0.5000	$1.5000
Series B	4,600,000	4,600,000	$115,000	8.000%	$1.5000	$1.5000
Series C	3,000,000	-	$75,000	6.875%	$1.0456	$-
	7,600,000	7,000,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Land	$328,753	$305,286
Buildings and Improvements	1,180,842	1,214,865
Furniture, Fixtures and Equipment	166,238	171,892
Construction in Progress	57,434	40,572
	1,733,267	1,732,615

Less Accumulated Depreciation	(245,662)	(265,902)

Total Investment in Hotel Properties	$1,487,605	$1,466,713

During the nine months ended September 30, 2013, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price
Hyatt Union Square, New York, NY	4/9/2013	$32,940	$79,300	$9,760	$1,945	$123,945
Courtyard by Marriott, San Diego, CA	5/30/2013	15,656	51,674	3,671	183	71,184
Residence Inn, Coconut Grove, FL	6/12/2013	4,146	17,456	218	75	21,895

Total		$52,742	$148,430	$13,649	$2,203	$217,024

Acquisition-related cost, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets.  During the nine months ended September 30, 2013, we paid $713 in acquisition costs related to the above acquired assets.

On April 9, 2013, we completed the acquisition of the Hyatt Union Square hotel in New York, NY from Risingsam Union Square LLC.  Consideration given in exchange for the property included $36,000 paid in cash to the seller and our cancellation of a development loan receivable in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, we paid off the existing construction financing and entered into a new mortgage loan of $55,000.  We recognized a net gain of approximately $12,108 on the purchase of the Hyatt Union Square hotel as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

As shown in the table below, included in the consolidated statements of operations for the three and nine months ended September 30, 2013 are total revenues of $8,952 and $12,729 and a  total net income (loss) of $718 and $(771) for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013		2013
Hotel	Revenue	Net (Loss) Income	Revenue	Net (Loss) Income
Hyatt Union Square, New York, NY	$3,976	$(448)	$6,178	$(2,195)
Courtyard by Marriott, San Diego, CA	3,807	949	5,121	1,292
Residence Inn, Coconut Grove, FL	1,169	217	1,430	132

Total	$8,952	$718	$12,729	$(771)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2013 and 2012 had been completed on January 1, 2012 and 2011. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2013 and 2012 at the beginning of the year presented, nor do they purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro Forma Total Revenues	$90,291	$84,359	$254,112	$242,196

Pro Forma Income from Continuing Operations	$5,831	$3,378	$18,775	$2,336
(Loss) Income from Discontinued Operations	(3,532)	2,755	(4,851)	14,060
Pro Forma Net Income	2,299	6,133	13,924	16,396
Loss Allocated to Noncontrolling Interest	164	271	587	184
Preferred Distributions	(3,589)	(3,500)	(11,022)	(10,500)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	(2,250)	-
Pro Forma Net (Loss) Income Applicable to Common Shareholders	$(1,126)	$2,904	$1,239	$6,080

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$(0.01)	$0.01	$0.01	$0.03
Diluted	$(0.01)	$0.01	$0.01	$0.03

Weighted Average Common Shares Outstanding
Basic	198,878,496	196,360,325	198,186,963	184,394,561
Diluted	201,644,633	196,360,325	201,488,088	184,394,561

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Asset Development and Renovation

The Company has opportunistically engaged in development of hotel assets.  On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY, anticipated to become a Hampton Inn, from an unaffiliated seller for a total purchase price of $28,300. The property is a re-development project which was initiated in 2008.

In addition the Company continues construction of an additional oceanfront tower, additional meeting space and structured parking on a land parcel adjacent to the Courtyard by Marriott, Miami, Florida, a hotel acquired on November 16, 2011.  This land parcel was included in the acquisition of the hotel.

We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

We have capitalized the following indirect development costs for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Property Tax	$110	$81	$277	$215
Interest Expense	337	418	930	1,182
Utility	1	1	3	3
Total	$448	$500	$1,210	$1,400

In October 2012, Hurricane Sandy affected numerous hotels  within our portfolio. Two hotels within our portfolio were significantly impacted by this natural disaster; one hotel was inoperable (Holiday Inn Express Water Street, New York, NY) and one hotel development project has incurred delays in construction (Hampton Inn, Pearl Street, New York, NY). We have recorded estimated property losses of $1,586 on the Holiday Inn Express Water Street and a corresponding insurance claim receivable of $1,486.  This hotel re-opened in April 2013.  We have recorded estimated property losses of $1,997 on the Hampton Inn Pearl Street and a corresponding insurance claim receivable of $1,897, and we expect this hotel to open in the first quarter of 2014.  Of the $3,383 in aggregate insurance claims that we estimate to receive,  $2,189 was received as of September 30, 2013.

Purchase and Sale Agreements

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties.  See “Note 12 – Discontinued Operations” for more information.

On October 16, 2013, the Company entered into a purchase and sale agreement to acquire the Hotel Oceana, located in Santa Barbara, California, from an unaffiliated seller for approximately $42,000, including the assumption of $25,250 in mortgage debt.  This transaction is expected to close by the end of first quarter 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2013 and December 31, 2012 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	September 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2013	2012

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,282	$1,292
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,955	4,964
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	8,014	9,751
				$14,251	$16,007

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

Income (loss) recognized during the three and nine months ended September 30, 2013 and 2012, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
SB Partners, LLC	$188	$200	$190	$105
Hiren Boston, LLC	141	145	90	249
Mystic Partners, LLC	(102)	(108)	(301)	(319)
Metro 29th Street Associates, LLC	-	-	-	(114)
Income (Loss) from Unconsolidated Joint Venture Investments	227	237	(21)	(79)
Loss from Remeasurement of Investment in Unconsolidated Joint Ventures	-	(1,668)	-	(1,892)
Income (Loss) from Unconsolidated Joint Venture Investments	$227	$(1,431)	$(21)	$(1,971)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012.

Balance Sheets
	September 30,	December 31,
	2013	2012
Assets
Investment in Hotel Properties, Net	$115,297	$118,506
Other Assets	20,525	20,709
Assets Held For Sale	-	5,875
Total Assets	$135,822	$145,090

Liabilities and Equity
Mortgages and Notes Payable	$118,049	$119,236
Other Liabilities	34,889	36,292
Liabilities Related to Assets Held For Sale	-	6,071
Equity:
Hersha Hospitality Trust	26,481	28,581
Joint Venture Partner(s)	(43,597)	(45,090)
Total Equity	(17,116)	(16,509)

Total Liabilities and Equity	$135,822	$145,090

Statements of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2013	2012	2013	2012
Room Revenue	$16,080	$14,898	$43,920	$48,845
Other Revenue	4,960	4,807	16,204	16,151
Operating Expenses	(14,222)	(13,425)	(41,315)	(43,526)
Interest Expense	(1,866)	(1,873)	(5,590)	(5,761)
Lease Expense	(250)	(266)	(745)	(3,482)
Property Taxes and Insurance	(740)	(700)	(2,260)	(2,679)
General and Administrative	(1,276)	(1,359)	(4,205)	(4,525)
Depreciation and Amortization	(1,630)	(1,538)	(4,862)	(4,759)
Loss Allocated to Noncontrolling Interests	(26)	25	(121)	(2,616)

Net Income from Continuing Operations	1,030	569	1,026	(2,352)
Income (Loss) from Discontinued Operations	-	181	(55)	85
Gain on Disposition of Hotel Properties	-	-	1,162	25,130

Net Income	$1,030	$750	$2,133	$22,863

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Company's share of equity recorded on the joint ventures' financial statements	$26,481	$28,581
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(12,230)	(12,574)
Investment in Unconsolidated Joint Ventures	$14,251	$16,007

 (1)  Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•	cumulative impairment of the Company’s investment in joint ventures not reflected on the joint ventures' financial statements;
•	the Company’s basis in the investment in joint ventures not recorded on the joint ventures' financial statements; and
•

accumulated amortization of the Company’s equity in joint ventures that reflects the Company’s portion of the excess of the fair value of joint ventures' assets on the date of our investment over the carrying value of the assets recorded on the joint ventures financial statements (this excess investment is amortized over the life of the properties, and the amortization is included in Income (Loss) from Unconsolidated Joint Venture Investments on the Company’s consolidated statement of operations).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers, These loans were initially originated as part of our acquisition strategy. During the three and nine months ended September 30, 2013, no such loans were originated by us. Interest income from development loans was $0  and $463 and $158 and $1,602 for the three and nine months ended September 30, 2013 and 2012, respectively. Accrued interest on our development loans receivable was $0 as of September 30, 2013 and $348 as of December 31, 2012.

As of September 30, 2013 we had no development loans outstanding and as of December 31, 2012, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding September 30, 2013	Principal Outstanding December 31, 2012	Interest Rate		Maturity Date
Operational Hotels
Hyatt 48Lex - New York, NY*	44 Lexington Holding, LLC	$-	$15,122	9%	(1)	N/A

Construction Hotels
Hyatt Union Square - New York, NY (2)	Risingsam Union Square, LLC	-	13,303	10%		N/A

Total Development Loans Receivable		$-	$28,425

*Indicates borrower is a related party

(1)Prior to June 1, 2012, the development loan to 44 Lexington Holding LLC allowed the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  Effective June 1, 2012, we amended the development loan with 44 Lexington Holding LLC to cease the buyer’s election to pay accrued interest in-kind.  Interest of $678 was added to principal during the nine months ended September 30, 2012.

(2)On April 9, 2013, we completed the acquisition of the real property and improvements for the Hyatt Union Square hotel in New York, NY from Risingsam Union Square, LLC.  Consideration given in exchange for the property including $36,000 paid in cash to the seller and ourcancellationof a development loan receivable in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, we paid off the existing construction financing and entered into a new mortgage loan.  See “Note 2 –Investment In Hotel Properties” for additional discussion of this transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS, DEPOSITS ON HOTEL ACQUISITIONS, AND INTANGIBLE ASSETS AND LIABILITIES

Other Assets

Other Assets consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Transaction Costs	$120	$339
Acquisition of Hyatt Union Square	-	3,120
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	8,058	8,654
Insurance Claims Receivable	4,816	3,883
Deferred Tax Asset	5,883	3,355
Other	4,502	4,615
	$24,927	$25,514

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities, and other costs which are recorded in other assets prior to the closing of the respective transactions.

Acquisition of Hyatt Union Square - On April 9, 2013, we completed the acquisition of the real property and improvements for the Hyatt Union Square hotel in New York, NY.  Included in the acquisition of Hyatt Union Square above are costs we incurred for preliminary development of the hotel.

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

Deferred Tax Asset - We have approximately $5,883 of net deferred tax assets as of September 30, 2013. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $5,883 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of September 30, 2013, we had $15,486 in interest bearing deposits related to the future acquisition of the Hilton Garden Inn -52nd Street, New York, NY.  On October 24, 2012, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn – 52nd Street in New York, NY for total consideration of $74,000. As of September 30, 2013, we had provided $15,486 to the seller as a deposit earning 10% per annum and we may fund an additional $1,514 deposit earning 10% per annum. The total consideration to the seller will consist of this $17,000 interest bearing deposit, an additional $15,000 cash to be paid to the seller upon closing and the assumption or extinguishment of a mortgage loan secured by the hotel in the original aggregate principal amount of $42,000.

As of December 31, 2012, our Deposits on Hotel Acquisitions consisted of $21,000 in non-interest bearing deposits related to the acquisition of the Hyatt Union Square, New York, NY,  $15,000 in interest bearing deposits related to the future acquisition of Hilton Garden Inn -52nd Street, New York, NY and $1,750 in interest bearing deposits related to the potential acquisition of another hotel property.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS, AND INTANGIBLE ASSETS AND LIABILITIES (CONTINUED)

The transaction is expected to close shortly after the developer completes the hotel’s construction, which is anticipated for the first quarter of 2014. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages

We had total mortgages payable at September 30, 2013 and December 31, 2012 of $647,787 and $641,160, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.79% to 8.25% as of September 30, 2013. Included in these balances are net premiums of $2,613 and $3,245 as of September 30, 2013 and December 31, 2012, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $8,900 and $9,718, and $26,110 and $29,101 during the three and nine months ended September 30, 2013 and 2012, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing five of our hotel properties were not met as of September 30, 2013. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loans.

As of September 30, 2013, the maturity dates for the outstanding mortgage loans ranged from August 2014 to February 2018.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the three and nine months ended September 30, 2013 and 2012 was 3.34% and 3.53%,  and 3.32% and 3.54%, respectively.  Interest expense in the amount of $431 and $455 and $1,284 and $1,368 was recorded for the three and nine months ended September 30, 2013 and 2012, respectively.

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

The amount that we can borrow at any given time on our credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of September 30, 2013, the following hotel properties were borrowing base assets:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

- Holiday Inn Express, Hershey, PA	- Hampton Inn, West Haven, CT
- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Times Square, NY
- Holiday Inn, Wall Street, NY	- Hampton Inn, Hershey, PA
- Holiday Inn Express, Times Square, NY	- Hampton Inn, Philadelphia, PA
- Residence Inn, Norwood, MA	- Hampton Inn, Washington, DC
- Residence Inn, Langhorne, PA	- Hyatt Place, King of Prussia, PA
- Residence Inn, Carlisle, PA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- Towneplace Suites, Harrisburg, PA
- Sheraton, Wilmington South, DE	- Rittenhouse Hotel, Philadelphia, PA
- Sheraton Hotel, JFK Airport, New York, NY	- The Boxer, Boston, MA
- Candlewood Suites, Times Square, NY	- Holiday Inn Express (Water Street), New York, NY
- Hampton Inn, Smithfield, RI

The interest rate for the $400,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.75% to 2.65%. As of September 30, 2013, we had borrowed $150,000 in unsecured term loans under the unsecured credit facility, and had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 3.19% to 3.25%. See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

The credit agreement providing for the $400,000 unsecured credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $1,000,000, which is calculated by adding back accumulated depreciation to the recorded value of our investment in hotel properties and subtracting certain intangible assets and debt and is subject to increases under certain circumstances; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.45 to 1.00, which increases to 1.50 to 1.00 as of January 1, 2014;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 55%, which decreased to 50% as of October 1, 2013 and further decreases to 45% as of October 1, 2014.

The Company is in compliance with each of the covenants listed above as of September 30, 2013. As of September 30, 2013, our remaining borrowing capacity under the new credit facility was $164,475, based on our current borrowing base assets.

As of September 30, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and we had outstanding borrowings of $79,700 on the revolving line of credit. As of December 31, 2012, the outstanding unsecured term loan was $100,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $1,707 and $305 related to borrowings drawn on each of the aforementioned credit facilities, for the three months ended September 30, 2013 and 2012, respectively, and $3,804 and $1,818 for the nine months ended September 30, 2013 and 2012, respectively. The weighted average interest rate on our credit facilities was 3.18% and 4.31% for the three months ended September 30, 2013 and 2012, respectively, and was 3.04% and 4.55%,  for the nine months ended September 30, 2013 and 2012, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

Capitalized Interest

We utilize mortgage debt and our $400,000 revolving credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended September 30, 2013 and 2012, we capitalized $337 and $418 and for the nine months ended September 30, 2013 and 2012, we capitalized $934 and $1,182, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.   As of September 30, 2013, deferred costs were $8,344, net of accumulated amortization of $6,701. Amortization of deferred costs for the three and nine months ended September 30, 2013 and 2012 was $756 and $824, and $2,133 and $2,325 respectively.

Debt Payoff

On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our $400,000 unsecured credit facility which was used to pay off the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY.  This mortgage was also subject to an interest rate swap, which was terminated as a cash flow hedge as of December 31, 2012 due to this payoff.  As a result of this payoff, we expensed $261 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the nine months ended September 30, 2013.

On June 30, 2013, we repaid $7,928 on our mortgage with Berkadia Commercial Mortgage, LLC for the Residence Inn, Tysons Corner, VA property.  The loan was due to mature in July 2013, and we incurred no loss on debt extinguishment in paying off the loan.

New Debt/Refinance

On April 24, 2013, we modified the $30,000 mortgage loan on the Courtyard by Marriott, Westside, Los Angeles, CA.  The modified loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.00%, and matures on September 29, 2017.  The modification also contains an option for the Company to advance $5,000 in principal subject to certain conditions, including there being no event of default and compliance with debt service coverage ratio requirements.  As a result of this modification, we incurred a loss on debt extinguishment of $284.  This modification did not change the terms of the interest rate swap that we entered into in 2011, which had effectively fixed the interest at 4.947%, and now effectively fixes the interest at 4.10% through September 29, 2015.  After the maturity date of the swap, the loan will bear interest at the stated variable rate of one-month U.S. dollar LIBOR plus 3.00, with a LIBOR floor of 0.75%.  See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2013 and 2012, base management fees incurred totaled $3,199 and $2,875 and $8,637 and $7,859, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2013 and 2012, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the three and nine months ended September 30, 2013 and 2012 were $7,224 and $6,477 and $19,514 and $17,694, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2013 and 2012, the Company incurred accounting fees of $447 and $423 and $1,310 and $1,314, respectively. For the three and nine months ended September 30, 2013 and 2012, the Company incurred information technology fees of $131 and $124 and $384 and $384, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2013 and 2012, we incurred fees of $309 and $151 and $1,150 and $885, respectively, which were capitalized with the cost of fixed asset additions.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Hotel Supplies

For the three and nine months ended September 30, 2013 and 2012, we incurred charges for hotel supplies of $46 and $50, and $147 and $109, respectively. For the three and nine months ended September 30, 2013 and 2012, we incurred charges for capital expenditure purchases of $5,744 and $2,164, and $17,331 and $9,585, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $74 and $5 is included in accounts payable at September 30, 2013 and December 31, 2012, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2013 and December 31, 2012 was approximately $6,318 and $8,488, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of September 30, 2013 and December 31, 2012 was approximately $7,224 and $4,403, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three and nine months ended September 30, 2013 and 2012, we incurred $245 and $214 and $739 and $622, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

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

As of September 30, 2013, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of September 30, 2013 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2013	December 31, 2012

Holiday Inn Express Times Square, New York, NY*	Swap	1.240%	1-Month LIBOR + 4.00%	May 31, 2011	June 1, 2014	$-	$-	$(530)
Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	30,000	(421)	(559)
Capitol Hill Hotel, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	27,235	(100)	(143)
Hotel 373, New York, NY	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	18,568	3	6
Courtyard, Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	60,000	(373)	(658)
Subordinated Notes Payable	Cap	2.000%	1-Month LIBOR + 3.00%	July 30, 2012	July 30, 2014	51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	100,000	439	(135)
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	50,000	136	(167)
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	105	-
							$(211)	$(2,186)

*On January 3, 2013, the Company repaid the mortgage secured by the Holiday Inn Express Times Square in New York, NY and paid $565 to settle its obligation under the swap. Due to the timing of this transaction, the hedge relationship on our interest rate swap was derecognized as of December 31, 2012.

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

The fair value of certain swaps and our interest rate caps is included in other assets at September 30, 2013 and December 31, 2012 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2013 and December 31, 2012.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $1,000 and a loss of $922 for the three months ended September 30, 2013 and 2012, and a gain of $1,364 and a loss of $1,096 for the nine months ended September 30, 2013 and 2012, respectively. These unrealized gains were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $331 and $938 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three and nine months ended September 30, 2013, respectively. For the next twelve months ending September 30, 2014, the Company estimates that an additional $1,233 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2013, the carrying value and estimated fair value of the Company’s debt were  $929,035 and $938,709, respectively.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt were $792,708 and $814,451, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Impaired Hotel Property

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the nine months ended September 30, 2013 of approximately $3,723 for the Holiday Inn Express Camp Springs, MD for which the anticipated net proceeds from the sale of the hotel did not exceed the carrying value.  The fair value of the hotel was estimated using level 2 inputs.

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the three and nine months ended September 30, 2013 of approximately $6,591 for the non-core hotel portfolio the Company is under contract to sell for which the anticipated net proceeds did not exceed the carrying value.  The fair value of the hotel was estimated using level 2 inputs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

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

On April 15, 2013, the Compensation Committee adopted the 2013 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2013 plan. Shares are earned under the 2013 Annual LTIP based on achieving a threshold, target or maximum level of performance and market based defined areas. The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end period. Stock based compensation of $132 and $266, was recorded for the three and nine months ended September 30, 2013, respectively, for the 2013 Annual LTIP and is included in general and administrative expense in the consolidated statements of operations. As of September 30, 2013, no common shares have been issued in accordance with the 2013 Plan to the executive officers in settlement of 2013 Annual LTIP awards.

Stock based compensation expense related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP of $550 and $581 and $2,067 and $2,095 was incurred during the three and nine months ended September 30, 2013 and 2012, respectively.  Unearned compensation related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP as of September 30, 2013 and December 31, 2012 was $1,856 and $1,072, respectively. The following table is a summary of all unvested share awards issued to executives under the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
March 20, 2013
(2012 Annual LTIP)	779,045	$5.95	3 years	25%/year (1)	194,759	-	$1,388	$-
March 26, 2012
(2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	374,462	374,462	423	892
March 30, 2011
(2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	330,500	330,500	45	180
					899,721	704,962	$1,856	$1,072

(1)25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date).

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the 2010 Multi-Year LTIP.  This program had a three-year performance period, which commenced on January 1, 2010 and ended on December 31, 2012.  The common shares issuable under this program were based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Compensation Committee of the Board of Trustees concluded that the performance criteria for this program had been met and 3,051,862 common shares were issued under this program during the nine months ended September 30, 2013, of which 1,525,931 vested immediately with the remaining shares to vest on December 31, 2013. The share price on the date of grant was $5.95.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year LTIP.  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award),

(2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of September 30, 2013 no common shares have been issued in accordance with the 2013 Plan to the executive officers in settlement of Multi-Year LTIP 2013 awards. The Company accounts for the total shareholder return components of these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards.

Stock based compensation expense of $894 and $798 and $2,587 and $2,394 was recorded for the three and nine months ended September 30, 2013 and 2012, respectively, for the Multi-Year LTIPs.  Unearned compensation related to the multi-year program as of September 30, 2013 and December 31, 2012, respectively, was $2,051 and $3,192.

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIPs and Annual LTIPs stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $341 and $491 and $1,270 and $1,421 was incurred during the three and nine months ended September 30, 2013 and 2012, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2013 and December 31, 2012 was $4,449 and $5,420, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
June 1, 2009	744,128	$2.80	4 years	25%/year	744,128	558,305	$-	$217
June 1, 2010	182,308	4.63	2-3 years	25-50%/year	182,308	139,522	-	82
June 30, 2011	17,692	5.57	2-4 years	25-50%/year	9,919	4,958	33	51
April 18, 2012	1,035,595	5.47	5 years	33% Year 3, 4, 5 (1)	-	-	4,020	4,842
June 29, 2012	52,703	5.28	2-4 years	25-50%/year	22,480	-	139	228
June 28, 2013	48,600	5.64	2-4 years	25-50%/year	-	-	231	-
September 20, 2013	4,605	5.52	2-4 years	25-50%/year	-	-	26	-
Total	2,085,631				958,835	702,785	$4,449	$5,420

(1)On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 1,035,595 restricted common shares to the executives pursuant to the 2012 Plan.  None of these restricted common shares will vest prior to the third anniversary of the date of issuance.  Thereafter, 33.3% of each award of restricted common shares will vest on each of the third, fourth and fifth anniversaries of the date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the agreements).

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 28, 2012, we issued 32,417 shares which do not fully vest until December 31,2013.  Compensation expense incurred for the three and nine months ended September 30, 2013 and 2012, respectively, was $40 and $27 and $120 and $82, respectively.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2013	December 31, 2012
December 28, 2012	32,417	$4.93	1 year	100%	$40	$160

Multi-Year Long-Term Equity Incentives

On March 30, 2011, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, one-third of which vest on each of December 31, 2011, 2012 and 2013.  On June 5, 2012, the Company issued an aggregate of 12,600 restricted common shares, 1,800 to each non-management trustee, one-third of which vest on each of December 31, 2012, 2013 and 2014.  On December 28, 2012, the Company issued an aggregate of 12,000 restricted common shares, 2,000 to each non-management trustee, one-third of which will vest on each of December 31, 2013, 2014 and 2015.  Compensation expense for 2011 multi-year long term equity incentives, 2012 multi-year long-term equity incentives, and 2013 multi-year long-term equity incentives incurred for the three and nine months ended September 30, 2013 and 2012, respectively, was $14 and $10 and $42 and $36.  Unearned compensation related to the multi-year long term equity incentives was $71 and $113 as of September 30, 2013 and December 31, 2012, respectively.

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $314 and $172 was incurred during the nine months ended September 30, 2013 and 2012, respectively and is recorded in general and administrative expense on the statement of operations. Share awards issued to the Board of Trustees are immediately vested. On June 3, 2013 an aggregate 54,422 shares were issued to the Board of Trustees at a price per share on the date of grant of $5.78.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $21 and $16 and $153 and $122, for the three and nine months ended September 30, 2013 and 2012, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2013 and December 31, 2012 was $81 and $74, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
	Shares	Share Price on	Vesting	Vesting	September 30,	December 31,	September 30,	December 31,
Original Issuance Date	Issued	date of grant	Period	Schedule	2013	2012	2013	2012
February 1, 2013	30,000	$5.41	2 years	50%/year	14,999	-	$81	$-
March 26, 2012	28,500	$5.45	2 years	50%/year	28,500	15,000	-	74
Total	58,500				43,499	15,000	$81	$74

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NUMERATOR:
Basic and Diluted*
Income from Continuing Operations	$5,831	$3,139	$17,560	$1,309
Loss from Continuing Operations allocated to Noncontrolling Interests	46	376	462	753
Distributions to Preferred Shareholders	(3,589)	(3,500)	(11,022)	(10,500)
Dividends Paid on Unvested Restricted Shares	(228)	(130)	(697)	(344)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	-	-	(2,250)	-
Income (Loss) from Continuing Operations attributable to Common Shareholders	2,060	(115)	4,053	(8,782)

Discontinued Operations
(Loss) Income from Discontinued Operations	(3,532)	2,755	(4,851)	14,060
Loss (Income) from Discontinued Operations allocated to Noncontrolling Interests	118	(97)	166	(530)
(Loss) Income from Discontinued Operations attributable to Common Shareholders	(3,414)	2,658	(4,685)	13,530

Net (Loss) Income attributable to Common Shareholders	$(1,354)	$2,543	$(632)	$4,748

DENOMINATOR:
Weighted average number of common shares - basic	198,878,496	196,360,325	198,186,963	184,394,561
Effect of dilutive securities:
Restricted Stock Awards	2,498,237	-	2,027,128	-	*
Contingently Issued Shares	267,900	-	1,273,997	-	*
Option to acquire common shares	-	-	-	-	*
Weighted average number of common shares - diluted	201,644,633	196,360,325	201,488,088	184,394,561

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (CONTINUED)

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Common Units of Limited Partnership Interest	6,914,716	7,172,832	6,986,004	7,231,104
Unvested Stock Awards Outstanding	-	687,551	-	308,654
Contingently Issuable Share Awards	-	2,345,079	-	2,364,550
Options to Acquire Common Shares Outstanding	-	-	-	368,111
Total potentially dilutive securities excluded from the denominator	6,914,716	10,205,462	6,986,004	10,272,419

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2013 and 2012 totaled $31,774 and $32,238, respectively. The following non-cash investing and financing activities occurred during 2013 and 2012:

	2013	2012
Common Shares issued as part of the Dividend Reinvestment Plan	$27	$16
Acquisition of hotel properties and consolidation of variable interest entities:
Debt assumed, net of discount	-	85,913
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	-	678
Settlement of development loan receivable principal and accrued interest revenue receivable	13,303	-
Disposition of hotel properties
Investment in hotel properties, net, conveyed to mortgage lender	-	1,938
Debt conveyed to mortgage lender	-	2,940
Debt assumed by purchaser	-	54,217
Conversion of Common Units to Common Shares	106	376
Reallocation of noncontrolling interest	-	(528)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Disposed Assets

On September 17, 2013, the Company closed on the sale of the Holiday Inn Express Camp Springs, MD to an unaffiliated buyer for a total sale price of $8,500 with a gain on sale of approximately $149 recognized in the three months ended September 30, 2013. This hotel was acquired by the Company in June 2008. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2013 and 2012. We previously recorded an impairment loss of approximately $3,723 during the second quarter of 2013 as the net proceeds were not expected to exceed the carrying value.

On June 12, 2013, the Company closed on the sale of the Comfort Inn Harrisburg, PA to an unaffiliated buyer for a total sale price of $3,700 with a gain on sale of approximately $883 as of June 30, 2013.  This hotel was acquired by the Company in September 1999. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2013 and 2012.

On April 30, 2012, we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY, to an unaffiliated buyer for a total sale price of $19,250 with a gain on sale of approximately $5,143. This land parcel was acquired by the Company in June 2006. The operating results were reclassified to discontinued operations in the statement of operations for the three and nine months ended September 30, 2012.

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2012.  The transfer of the title resulted in a gain of approximately $1,216 as of September 30, 2012, since the outstanding mortgage loan payable exceeded the net book value of the property.

On August 15, 2011, the Company entered into two purchase and sale agreements to dispose of a portfolio of 18 non-core hotel properties, four of which are owned in part by the Company through an unconsolidated joint venture, for an aggregate purchase price of approximately $155,000.  In May 2011, our Board of Trustees authorized management of the Company to sell this portfolio.   The 18 non-core hotel properties in the portfolio were acquired by the Company between 1998 and 2006.    On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining 4 properties on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the nine months ended September 30, 2012.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298 and recorded a gain on sale of approximately $4,910 as of September 30, 2012.

Assets Held for Sale

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties, for an aggregate purchase price of approximately $217,000.  In September 2013, our Board of Trustees authorized management of the Company to sell this portfolio.   The 16 non-core hotel properties in the portfolio were acquired by the Company between 1999 and 2010. The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the three and nine months ended September 30, 2013 and 2012.  The Company expects to complete the sale of the portfolio by the first quarter of 2014. We recorded an impairment loss of approximately $6,591 for those assets for which the anticipated net proceeds do not exceed the carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (CONTINUED)

Assets held for sale or liabilities related to assets held for sale consisted of the following as of September 30, 2013:

September 30, 2013

Land	$26,591
Buildings and Improvements	183,827
Furniture, Fixtures and Equipment	31,341
241,759

Less Accumulated Depreciation & Amortization	(63,064)

Assets Held for Sale	$178,695

Liabilities Related to Assets Held for Sale	$79,291

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Hotel Operating Revenues	$17,583	$17,456	$45,797	$49,185
Other Revenue	-	-	-	11
Total Revenues	17,583	17,456	45,797	49,196
Expenses:
Hotel Operating Expenses	10,123	9,737	27,755	30,400
Hotel Ground Rent	-	-	-	72
Real Estate and Personal Property Taxes and Property Insurance	865	789	2,592	2,753
General and Administrative	67	-	22	16
Depreciation and Amortization	2,238	2,231	7,037	6,719
Interest Expense	1,266	1,762	3,779	6,411
Other Expense	3	(1)	14	1
Loss on Debt Extinguishment	-	-	-	33
Income Tax Expense	(49)	-	167	-
Total Expenses	14,513	14,518	41,366	46,405

Income from Discontinued Operations	$3,070	$2,938	$4,431	$2,791

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

●our business or investment strategy;

●our projected operating results;

●our distribution policy;

●our liquidity;

●completion of any pending transactions;

●our ability to obtain future financing arrangements;

●our understanding of our competition;

●market trends; and

●projected capital expenditures.

Forward-looking statements are based on our beliefs, assumptions and expectations, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Readers should not place undue reliance on forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements:

●general volatility of the capital markets and the market price of our common shares;

●changes in our business or investment strategy;

●availability, terms and deployment of capital;

●availability of qualified personnel;

●changes in our industry and the market in which we operate, interest rates, or the general economy;

●the degree and nature of our competition;

●financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

●levels of spending in the business, travel and leisure industries, as well as consumer confidence;

●declines in occupancy, average daily rate and RevPAR and other hotel operating metrics;

●hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

●financial condition of, and our relationships with, our joint venture partners, third-party property managers, franchisors and hospitality joint venture partners;

●the degree and nature of our competition;

●increased interest rates and operating costs;

●ability to complete development and redevelopment projects;

●risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;

●availability of and our ability to retain qualified personnel;

●our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended;

●environmental uncertainties and risks related to natural disasters;

●changes in real estate and zoning laws and increases in real property tax rates; and

●the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of September 30, 2013, we owned interests in 64 hotels, many of which are located in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 58 wholly-owned hotels and interests in six hotels owned through unconsolidated joint ventures.  Our "Summary of Operating Results" section below contains operating results for 41 consolidated hotel assets and six hotel assets owned through an unconsolidated joint venture. These results exclude the Hampton Inn Pearl Street, New York, NY, which is currently in construction and is expected to open during the first quarter of 2014. The results below also exclude a portfolio of 16 non-core assets, for which a purchase and sale agreement has been entered into. As a result, results for these 16 assets are included in discontinued operations.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2013, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

As we continue through 2013, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2013, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston, Philadelphia, Los Angeles, San Diego and Miami. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in secondary and tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue development loans or land leases in the near term. While property joint ventures and development loans played an important role in our growth in the past, we do not expect them to play the same role in our near-term future.

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

In October of 2012, our hotels across the eastern seaboard experienced the effects of Hurricane Sandy. Most of our hotels in these markets were able to remain open and continued to serve our guests through the duration of the storm. However, our Holiday Inn Express on Water Street in lower Manhattan experienced flooding and was forced to close. In April 2013, repairs were completed and this hotel was re-opened. Additionally, our hotel construction project at 32 Pearl Street in lower Manhattan experienced some flooding at the job site and portions of the project did suffer damage. The continued strength in business transient and leisure transient customer demand in Manhattan partially offset the losses from the storm.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the three and nine months ended September 30, 2013 and 2012 for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations and the Hampton Inn Pearl Street, which is a hotel undergoing a re-development project) that are consolidated in our financial statements for the three and nine months ended September 30, 2013 and 2012:

CONSOLIDATED HOTELS:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	2013 vs. 2012 % Variance	2013	2012	2013 vs. 2012 % Variance

Occupancy	82.3%	82.1%	0.2%	80.2%	78.7%	1.5%
Average Daily Rate (ADR)	$177.22	$171.78	3.2%	$176.42	$169.22	4.3%
Revenue Per Available Room (RevPAR)	$145.82	$141.11	3.3%	$141.40	$133.25	6.1%

Room Revenues	$82,637	$72,581	13.9%	$224,975	$196,840	14.3%
Hotel Operating Revenues	$90,250	$79,102	14.1%	$246,019	$214,827	14.5%

RevPAR for the three and nine months ended September 30, 2013 increased 3.3% and 6.1%, respectively, for our consolidated hotels.  This represents a growth trend in RevPAR which is primarily due to improving economic conditions in 2013 and the acquisition of hotel properties consummated since September 30, 2012 that are accretive to RevPAR.

The following table outlines operating results for the three and nine months ended September 30, 2013 and 2012 for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	2013 vs. 2012 % Variance	2013	2012	2013 vs. 2012 % Variance

Occupancy	73.0%	70.0%	3.0%	69.3%	70.2%	-0.9%
Average Daily Rate (ADR)	$158.16	$152.99	3.4%	$153.35	$153.29	0.0%
Revenue Per Available Room (RevPAR)	$115.42	$107.03	7.8%	$106.33	$107.65	-1.2%

Room Revenues	$16,080	$14,898	7.9%	$43,920	$48,845	-10.1%
Total Revenues	$21,040	$19,704	6.8%	$60,124	$64,996	-7.5%

For our unconsolidated hotels, RevPAR increased 7.8% for the three months ended September 30, 2013. The growth experienced during the three months ended September 30, 2013 is underpinned by our two joint venture assets in the Hartford market. Both hotels grew occupancy and ADR, primarily attributable to a trend in more transient and group business. RevPAR for our unconsolidated joint ventures decreased 1.2% for the nine months ended September 30, 2013.  The decrease for the nine months ended September 30, 2013, when compared to the same period in 2012, is primarily the result of the acquisition of the remaining joint venture interest in Holiday Inn Express 29th Street, which, as of June 18, 2012, was no longer included as an unconsolidated joint venture.  This hotel tended to have higher occupancy and room rates than the remaining hotels in our unconsolidated joint venture hotel portfolio. In addition, our Courtyard South Boston property underwent and completed a rooms and public space renovation during the nine months ended September 30, 2013, which resulted in year over year occupancy and room rate decreases.

We define a same store hotel as one that is currently consolidated, that we have owned in whole or in part for the entire period being reported and the comparable period in the prior year, and is deemed fully operational.  For the three and nine months ended September 30, 2013 and 2012 there are 36 and 34 same store hotels, respectively.  The following table outlines operating results for the three and nine months ended September 30, 2013 and 2012, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS
	(includes 36 hotels in both years)			(includes 34 hotels in both years)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	2013 vs. 2012 % Variance	2013	2012	2013 vs. 2012 % Variance

Occupancy	83.6%	82.4%	1.2%	81.0%	78.6%	2.4%
Average Daily Rate (ADR)	$175.36	$171.84	2.0%	$172.02	$166.44	3.4%
Revenue Per Available Room (RevPAR)	$146.56	$141.56	3.5%	$139.37	$130.74	6.6%

Room Revenues	$70,410	$67,996	3.6%	$191,390	$180,239	6.2%
Total Revenues	$74,565	$71,544	4.2%	$202,543	$190,340	6.4%

RevPAR for our same store consolidated hotels increased 3.5% and 6.6% during the three and nine months ended September 30, 2013, respectively, when compared to the same period in 2012.  This RevPAR growth is primarily due to the continuing improvement in economic conditions in our markets during these periods.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2013 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100.0% and 99.4% of total revenues for the three months ended September 30, 2013 and 2012, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $11,148, or 14.1% to $90,250 for the three months ended September 30, 2013 compared to $79,102 for the same period in 2012.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the three months ended September 30, 2012 as well as improvements in ADR and occupancy at our existing hotels.

We acquired interests in the following three consolidated hotels since October 1, 2012 which contributed the following operating revenues for the three months ended September 30, 2013.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended September 30, 2013
Hyatt Union Square	New York, NY	April 9, 2013	178	3,976
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	3,807
Residence Inn	Coconut Grove, FL	June 12, 2013	140	1,169
			563	$8,952

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.

In addition, our same store portfolio experienced a $3.52, or 2.0%, improvement in ADR, increasing from $171.84 for the three months ended September 30, 2012 to $175.36 during the same period in 2013.  For the same store hotels, occupancy increased by approximately 120 basis points from 82.4% during the three months ended September 30, 2012 to approximately 83.6% for the same period in 2013.  The resulting improvement in RevPAR was the product of improvements in lodging trends in the markets in which our hotels are located and aggressive asset management.

We had previously invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that was then leased to hotel developers.  We had no interest income from development loans receivable during the three months ended September 30, 2013 compared to $463 for the same period in 2012.

In April 2013, we acquired the Hyatt Union Square and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety.  In April 2013, the development loan related to Hyatt 48Lex was paid off in full.  As of September 30, 2013, we had no outstanding development loan receivables.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues from the operation of the unconsolidated joint ventures’ hotels.  Other revenues were $41 and $50 for the three months ended September 30, 2013 and 2012, respectively.

Expenses

Total hotel operating expenses increased 15.6% to approximately $50,297 for the three months ended September 30, 2013 from $43,512 for the three months ended September 30, 2012. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2012, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 16.7%, or $2,084, to $14,572 for the three months ended September 30, 2013 from $12,488 for the three months ended September 30, 2012. Real estate and personal property tax and property insurance increased $1,316, or 26.2%, for the three months ended September 30, 2013 when compared to the same period in 2012. This increase is partially due to our acquisitions as well as an overall increase in tax assessments and tax rates as the economy improves, which was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased by approximately $546 from $4,705 in the three months ended September 30, 2012 to $5,251 for the same period in 2013.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Expense related to share based compensation increased $69 when comparing the three months ended September 30, 2013 to the same period in 2012.  This increase in share based compensation expense is due primarily to additional restricted shares issued since September 30, 2012.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Increases in other general and administrative expenses were primarily the result of increases in base and incentive compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $59 from $86 for the three months ended September 30, 2012 to $27 for the same period in 2013.

Operating Income

Operating income for the three months ended September 30, 2013 was $13,568 compared to operating income of $13,595 during the same period in 2012.  As noted above, the slight decrease in operating income can be attributed primarily to increases in real estate taxes.

Interest Expense

Interest expense increased $1,141 from $9,387 for the three months ended September 30, 2012 to $10,528 for the three months ended September 30, 2013. The increase in interest expense is due primarily to an increase in borrowings drawn on our senior unsecured term loan. These borrowings were used to repay various mortgage loans, which lowered our overall consolidated secured mortgage indebtedness outstanding. Additionally, our unsecured line of credit balance was higher as a result of our Residence Inn Coconut Grove, FL and Courtyard San Diego, CA acquisitions in the second quarter of 2013.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures decreased by $10 for the three months ended September 30, 2013.

On September 10, 2012, we purchased the remaining 50% interest in a joint venture’s ownership rights for the Courtyard by Marriott, Ewing, NJ and, as such, the hotel operations are recorded within our consolidated financial statement from that date. Our interest in Inn America Hospitality at Ewing was remeasured, and as a result, during the three months ended September 30, 2012, we recorded a loss of approximately $1,668.

Income Tax Expense

During the three months ended September 30, 2013, the Company recorded an income tax benefit of $2,375.  There was no comparable income tax expense recorded in the prior year as the Company recorded a full valuation allowance against the net operating loss.

Discontinued Operations

On September 17, 2013, we closed on the sale of our Holiday Inn Express Camp Springs, MD property. The Company sold the hotel for $8,500 and recorded a gain on the sale of $149 during the three months ended September 30, 2013.  We previously recorded an impairment loss of approximately $3,723 in the second quarter of 2013 as the net proceeds were not expected to exceed the carrying value.

On September 20, 2013, the Company also entered into a purchase and sale agreement to sell a portfolio of 16 non-core hotels for an aggregate purchase price of approximately $217,000. The Company has recorded an impairment of $6,591 for the three months ended September 30, 2013 in connection with the anticipated disposition. The Company expects to close on the sale of 12 hotels during the fourth quarter of 2013, with the remaining four hotels expected to close during the first quarter of 2014.

The operating results for these 17 hotels have been reclassified to discontinued operations in the statement of operations for the three months ended September 30, 2013 and 2012, respectively. We recorded income from discontinued operations of approximately $3,070 and $2,938 during the three months ended September 30, 2013 and 2012, respectively.  See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net loss applicable to common shareholders for the three months ended September 30, 2013 was $1,126 compared to net income applicable to common shareholders of $2,673 for the same period in 2012.  Net loss applicable to common shareholders for the three months ended September 30, 2013 was negatively impacted by the $6,591 impairment charge related to the Company’s anticipated sale of 16 non-core hotels. Net loss applicable to common shareholders for the three months ended September 30, 2013 was also negatively impacted by the $1,141 increase in interest expense attributable to increased borrowings drawn on the Company’s unsecured term loan.

Comprehensive Income

Comprehensive loss attributable to common shareholders for the three months ended September 30, 2013 was $2,126 compared to comprehensive income of $1,751 for the same period in 2012. This amount was primarily attributable to net income/loss as more fully described above.  For the three months ended September 30, 2013, we recorded other comprehensive loss of $1,000 when compared to $922 of other comprehensive loss for the three  months ended September 30, 2012. The expected rise in the interest rate yield curve in the next few years has favorably shifted many of our interest rate swaps from a liability to asset position.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2013 consisted of hotel operating revenues, interest income from our development loan program and other revenue.  Hotel operating revenues were approximately 99.9% and 99.2% of total revenues for the nine months ended September 30, 2013 and 2012, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $31,192, or 14.5%, to $246,019 for the nine months ended September 30, 2013 compared to $214,827 for the same period in 2012.  This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2013 and 2012 and improved lodging fundamentals in the markets where our hotels are located.

We acquired interests in the following three consolidated hotels which contributed the following operating revenues for the nine months ended September 30, 2013.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Nine Months Ended September 30, 2013
Hyatt Union Square	New York, NY	April 9, 2013	178	6,178
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	5,121
Residence Inn	Coconut Grove, FL	June 12, 2013	140	1,430
			563	$12,729

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the nine months ended September 30, 2013 included revenues for a full nine months related to three hotels that were purchased during the nine months ended September 30, 2012. We acquired interests in the following consolidated hotels during the nine months ended September 30, 2012:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Nine Months Ended September 30, 2013	Hotel Operating Revenues Nine Months Ended September 30, 2012
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	$12,340	$11,751
The Boxer	Boston, MA	May 7, 2012	80	2,612	1,909
Holiday Inn Express	New York, NY	June 18, 2012	228	11,825	4,823
			419	$26,777	$18,483

In addition, our same store portfolio experienced a $5.58, or 3.4%, improvement in ADR, increasing from $166.44 for the nine months ended September 30, 2012 to $172.02 during the same period in 2013.  For the same store hotels, occupancy increased by approximately 240 basis points from approximately 78.6% during the nine months ended September 30, 2012 to 81.0% for the same period in 2013.  The resulting improvement in RevPAR was the product of improvements in lodging trends in the markets in which our hotels are located.

We had previously invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that was then leased to hotel developers.  Interest income from development loans receivable was $158 for the nine months ended September 30, 2013 compared to $1,602 for the same period in 2012.

In April 2013, we acquired the Hyatt Union Square and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety.  In April 2013, the development loan related to Hyatt 48Lex was paid off in full.  As of September 30, 2013, we had no outstanding development loan receivables.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures.  These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels.  Other revenues were $135 and $164 for the nine months ended September 30, 2013 and 2012, respectively.

Expenses

Total hotel operating expenses increased 15.5% to approximately $137,550 for the nine months ended September 30, 2013 from $119,107 for the nine months ended September 30, 2012. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2012, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 15.6%, or $5,545, to $41,156 for the nine months ended September 30, 2013 from $35,611 for the nine months ended September 30, 2012. Real estate and personal property tax and property insurance increased $3,973, or 28.8%, for the nine months ended September 30, 2013 when compared to the same period in 2012. This increase is partially due to our acquisitions as well as an overall increase in tax assessments and tax rates as the economy improves, which was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased by approximately $735 from $15,207 in the nine months ended September 30, 2012 to $15,942 for the same period in 2013.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $497 when comparing the nine months ended September 30, 2013 to the same period in 2012.  This increase in share based compensation expense is due primarily in additional restricted shares issued since September 30, 2012.  Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Increases in other general and administrative expenses were primarily the result of increases in base compensation and related employee benefits and payroll taxes.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $365 from $1,168 for the nine months ended September 30, 2012 to $803 for the same period in 2013.  The expenses incurred in 2012 were primarily related to the acquisition of the Rittenhouse Hotel, while the 2013 expenses related primarily to the purchase of the Hyatt Union Square, NY during the nine months ended September 30.

Operating Income

Operating income for the nine months ended September 30, 2013 was $44,879 compared to operating income of $31,097 during the same period in 2012.  As noted above, the increase in operating income resulted partially from improved performance of our portfolio and acquisitions that have occurred subsequent to September 30, 2012, but is offset by increases in real estate taxes. In addition, during the nine months ended September 30, 2013, we recognized a net gain of approximately $12,108 on the purchase of the Hyatt Union Square, New York, NY, as the fair value of the assets acquired less any liabilities assumed exceeded the considered transferred.

Interest Expense

Interest expense increased $1,710 from $27,863 for the nine months ended September 30, 2012 to $29,573 for the nine months ended September 30, 2013. The increase in interest expense is due primarily to an increase in borrowings drawn on our senior unsecured term loan. These borrowings were used to repay various mortgage loans, which lowered our overall consolidated secured mortgage indebtedness outstanding. Additionally, our unsecured line of credit balance was higher as a result of our Residence Inn Coconut Grove, FL and Courtyard San Diego, CA acquisitions in the second quarter of 2013.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. The operating results for the unconsolidated joint ventures improved by $58 for the nine months ended September 30, 2013.

We have made an effort to decrease our investment in unconsolidated joint ventures.  Since January 1, 2012 we closed on the sale of 5 of our unconsolidated joint venture assets to third parties and we purchased the remaining ownership from our joint venture partners in 2 assets, which are now included in our consolidated results.

On August 10, 2012, we purchased the remaining 50% interest in a joint venture’s ownership rights for the Courtyard by Marriott, Ewing, NJ. Our interest in Inn America at Ewing was remeasured, and we recorded a loss of approximately $1,668 during the nine months ended September 30, 2012.

On June 18, 2012, we purchased the remaining 50% interest in a joint venture’s ownership rights for the Holiday Inn Express, New York, NY and, as such, the hotel operations are recorded within our consolidated financial statements from that date. Our interest in Metro 29th was remeasured, and as a result, during the nine months ended September 30, 2012, we recorded a loss of approximately $224.

Income Tax Expense

During the nine months ended September 30, 2013, the Company recorded an income tax benefit of $2,282.  There was no comparable income tax expense recorded in the prior year as the Company recorded a full valuation allowance against the net operating loss.

Discontinued Operations

On June 12, 2013, we closed on the sale of our Comfort Inn, Harrisburg, PA. The Company sold the hotel for $3,700 and recorded a gain on sale of $883. Additionally, on September 17, 2013, we closed on the sale of our Holiday Inn Express Camp Springs, MD property. The Company sold the hotel for $8,500 and recorded a gain on the sale of $149 during the third quarter of 2013 and an impairment charge of $3,723 during the second quarter of 2013 as the anticipated net proceeds did not exceed the carrying value.

On September 20, 2013, the Company also entered into a purchase and sale agreement to sell a portfolio of 16 non-core hotels for an aggregate purchase price of approximately $217,000. The Company has recorded an impairment of $6,591 for the nine months ended September 30, 2013 in connection with the anticipated disposition. The Company expects to close on the sale of 12 hotels during the fourth quarter of 2013, with the remaining four hotels expected to close during the first quarter of 2014.

The operating results for these 18 properties have been reclassified to discontinued operations in the statement of operations for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2012, we closed on the sale of 18 non-core hotel properties, transferred the title of the Comfort Inn, located In North Dartmouth, MA, to the lender and we closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY.  As a result of these transactions, we recognized a gain of approximately $11,269 for the nine months ended September 30, 2012.  The operating results for these hotels have been reclassified to discontinued operations in the statement of operations for the nine months ended September 30, 2012.

We recorded income from discontinued operations of approximately $4,431 and $2,791 during the nine months ended September 30, 2013 and 2012, respectively.  See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net income applicable to common shareholders for the nine months ended September 30, 2013 was $65 compared to net income applicable to common shareholders of $5,092 for the same period in 2012.  Net income applicable to common shareholders for the nine months ended September 30, 2013 was negatively impacted by an impairment charge of $10,314 which resulted from the reclassification of properties held as discontinued operations. Net Income applicable to common shareholders for the nine months ended September 30, 2013 was also negatively impacted by $522 of dividends accrued on our newly issued Series C Preferred Shares and on the extinguishment of $2,250 of issuance costs associated with the redemption of all of our outstanding Series A Preferred Shares. In addition, while we recognized a net gain of approximately $12,108 on the purchase of the Hyatt Union Square, NY as the fair value of the assets acquired less an liabilities assumed exceeded the consideration transferred for the nine months ended September 30, 2013, during the nine months ended September 30, 2012, we did recognize a gain on the disposition of hotel properties of $11,269.

Comprehensive Income

Comprehensive income applicable to common shareholders for the nine months ended September 30, 2013 was $1,429 compared to $3,996 for the same period in 2012. This amount was primarily attributable to net income/loss as more fully described above. The further change in other comprehensive income was primarily the result of the positive shift in the position of the fair value of our derivative instruments. For the nine months ended September 30, 2013, we recorded other comprehensive income of $1,364 when compared to $1,096 of other comprehensive loss for the nine months ended September 30, 2012.  The expected rise in the interest rate yield curve in the next few years has favorably shifted many of our interest rate swaps from a liability to asset position.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of September 30, 2013. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of September 30, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and we had $79,700 outstanding borrowings under the revolving line of credit. As of September 30, 2013, our remaining borrowing capacity under the $400,000 credit facility was $164,475, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $400,000 credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2013, we have no indebtedness maturing on or before December 31, 2013. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $400,000 credit facility and the issuance of our securities.

On February 25, 2013, we completed a public offering of 3,000,000 6.875% Series C Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $72,370. We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series A Cumulative Redeemable Preferred Shares on March 28, 2013, and for general corporate purposes.

The Series A Preferred shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.4056. Dividends ceased accruing on the Series A Preferred Shares on March 28, 2013.

Development Loans Receivable

During April 2013, we acquired the Hyatt Union Square, and, as part of the consideration we agreed to cancel a $13,303 development loan receivable, and the development loan related to Hyatt 48Lex was paid off in full.  As of September 30, 2013, we had no outstanding development loan receivables.

Acquisitions

During the nine months ended September 30, 2013, we acquired the following wholly-owned hotel properties:

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

On October 16, 2013, the Company entered into a purchase and sale agreement to acquire the Hotel Oceana, located in Santa Barbara, California, from an unaffiliated seller for approximately $42,000, including the assumption of $25,250 in mortgage debt.  This transaction is expected to close by the end of first quarter 2014.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2013, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the nine months ended September 30, 2013 was $70,193 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2013 was $49,505

We also project that our operating cash flow and available borrowings under the $250,000 revolving line of credit portion of our $400,000 credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

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

Spending on capital improvements during the nine months ended September 30, 2013 increased when compared to spending on capital improvements during the nine months ended September 30, 2012. During the nine months ended September 30, 2013 we spent $35,984 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $22,890 during the same period in 2012. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have three ongoing hotel development projects. We are completing construction of an additional hotel tower at our Courtyard by Marriott in Miami Beach, FL and anticipate a fourth quarter 2013 opening date. We are also completing the construction of a Hampton Inn in lower Manhattan, New York, NY. During the nine months ended September 30, 2013 we spent $16,862 on hotel development projects. This compares to $8,718 during the same period in 2012. Finally, prior to September 30, 2013, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn, located on 52nd Street in New York, NY upon completion of construction for an approximate purchase price of $74,000. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns. These projects will require significant capital which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2013 and 2012

Net cash provided by operating activities increased $21,194 from $48,999 for the nine months ended September 30, 2012 to $70,193 for 2013. Net income, adjusted for non-cash items such as gain on acquisition of hotel properties, gain on disposition of hotel properties, impairment of assets, benefit for income taxes, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, distributions from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $6,752 for the nine months ended September 30, 2013 when compared to 2012. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. The remaining increase in cash provided by operating activities was attributable to an increase in net cash provided by working capital assets.

Net cash used in investing activities for the nine months ended September 30, 2013 increased $137,709, from $51,129 for the nine months ended September 30, 2012 compared to $188,838 for 2013. During the nine months ended September 30, 2013, spending on the purchase of hotel properties and deposits on hotel acquisitions was $80,487 higher compared to same period in 2012. Additionally, we received $51,738 more in proceeds from the disposition of 18 hotel properties during the nine months ended September 30, 2012.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $96,174 compared to $34,836 during the same period in 2012. Net proceeds from mortgages and notes payable were $7,411 during the nine months ended September 30, 2013, compared to net repayments of $26,379 during the same period in 2012. Net proceeds from our revolving credit facility were $79,700 for the nine months ended September 30, 2013, compared to repayments of $23,000 during the same period in 2012, resulting in a net increase of $102,700. In addition, during the first quarter of 2013, we completed an offering of Series C Preferred Shares with net proceeds of $72,370, after deducting underwriting discounts and offering expenses, which was primarily used to redeem all of the issued and outstanding Series A Preferred Shares with a redemption value of $60,000.  Dividends and distributions payable increased $5,211 during the nine months ended September 30, 2013, compared to 2012, due to an increase in the number of outstanding common shares as a result of a common stock offering which we completed in May 2012, and the additional preferred share dividends we paid due to the timing of the preferred stock offering and subsequent redemption which occurred in March 2013.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net (loss) income applicable to common shareholders	$(1,126)	$2,673	$65	$5,092
Loss allocated to noncontrolling interest	(164)	(279)	(628)	(223)
(Income) loss from unconsolidated joint ventures	(227)	1,431	21	1,971
Gain on hotel acquisition	-	-	(12,108)	-
Loss (gain) on disposition of hotel properties	11	183	(1,032)	(11,269)
Loss from impairment of depreciable assets	6,591	-	10,314	-
Depreciation and amortization	14,572	12,488	41,156	35,611
Depreciation and amortization from discontinued operations	2,238	2,231	7,037	6,719
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	21,895	18,727	44,825	37,901

Income (Loss) from Unconsolidated Joint Ventures	227	(1,431)	(21)	(1,971)
Loss from remeasurement of investment in unconsolidated joint ventures	-	1,668	-	1,892
Depreciation and amortization of purchase price in excess of historical cost (1)	148	161	449	738
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,700	1,507	4,294	4,211
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	2,075	1,905	4,722	4,870

Funds from Operations applicable to common shareholders and Partnership units	$23,970	$20,632	$49,547	$42,771

Weighted Average Common Shares and Units Outstanding
Basic	198,878,496	196,360,325	198,186,963	184,394,561
Diluted	208,559,349	206,565,787	208,474,092	194,666,980

 (1)Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(2)Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

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

Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:

·a significant decrease in the market price of a long-lived asset;

·a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

·a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

·an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

·a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

·a current expectation that, it is more likely than not that, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

As of September 30, 2013, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2013, we are exposed to interest rate risk with respect to variable rate borrowings under our $400,000 credit facility and certain variable rate mortgages and notes payable. As of September 30, 2013, we had total variable rate debt outstanding of $204,816 with a weighted average interest rate of 3.47%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2013 would be an increase or decrease in our interest expense for the three months ended September 30, 2013 of $492 and $1,141 for the nine months ended September 30, 2013.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2013, we have an interest rate cap related to debt on the Hotel 373, New York, NY, Hyatt Union Square, New York, NY and our two subordinated notes payable, and we have four interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, and our corporate credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2013, approximately 90.6% of our outstanding consolidated long-term indebtedness (excluding $67,592 in outstanding mortgage indebtedness related to assets held for sale) is subject to fixed rates or effectively capped, while 9.4% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2013 to be approximately $919,421 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2013 to be approximately $958,580.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2013, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2013		2014		2015		2016		2017		Thereafter	Total

Fixed Rate Debt	$1,494		$16,299		$248,683		$212,565		$149,398		$13,799	$642,238
Weighted Average Interest Rate	5.13%		5.11%		5.67%		5.52%		7.15%		7.15%	5.95%

Floating Rate Debt	$90		$372		$396		$55,420		$17,290		$51,548	$125,116
Weighted Average Interest Rate	3.82%		3.82%		3.82%		3.38%		3.17%		3.17%	3.53%

Discontinued Operations	$461		$14,315		$9,669		$40,432		$14,492		$-	$79,369
Weighted Average Interest Rate	5.13%		5.13%		6.00%		5.59%		-		-	3.93%
	$2,045	-	$30,986	-	$258,748	-	$308,417	-	$181,180	-	$65,347	$846,723

Line of Credit Facility	$-		$-		$79,700		$-		$-		$-	$79,700
Average Interest Rate	2.57%		2.57%		2.57%		-		-		-	2.57%
	$-		$-		$79,700		$-		$-		$-	$79,700

The table incorporates only those exposures that existed as of September 30, 2013, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments due as of September 30, 2013 and certain adjustments to reflect:

●the Company’s exercise of each of the extension options within its discretion or upon lender approval, and

●the lender’s extension of the maturity of the revolving line of credit extension option.

	2013	2014	2015	2016	2017	Thereafter	Total

Principal repayments due as of September 30, 2013, as noted above	$2,045	$30,986	$338,448	$308,417	$181,180	$65,347	$926,423

Less: Discontinued Operations (1)	($461)	($14,315)	($9,669)	($40,432)	($14,492)	-	($79,369)

Adjustments: Extension Options (2)
Courtyard - Miami Beach Oceanfront (3)	-	-	-	(55,000)	55,000	-	-
Courtyard - Los Angeles, CA (4)	-	-	-	-	(24,000)	24,000	-
Capitol Hill Hotel - Washington DC (5)	-	-	(23,635)	1,467	22,168
Hyatt Union Square - New York, NY (6)	-	-	-	(55,000)	55,000	-	-
Unsecured Term Loan (7)	-	-	(150,000)	-	150,000		-
Line of Credit (8)	-	-	(79,700)	79,700	-	-	-
As Adjusted Principal Repayments	$1,584	$16,671	$75,444	$239,152	$424,856	$89,347	$847,054

(1) Represents the mortgage debt on certain non-core hotels under contract to be sold that will either be assumed by the buyer or repaid by the Company upon the closing of the anticipated sale.
(2) Adjustments include amortization of principal scheduled to occur subsequent to September 30, 2013 through maturity date and extended maturity date if options are exercised.

(3) Represents mortgage debt on the Courtyard Miami Beach Oceanfront. The loan is schedule to mature in July 2016 and maintains a one year extension option. The initial funding is $45.0 million, with three additional draws of $5.0 million each every 90 days to fund the construction of the new 93-room ocean front tower.

(4) Represents the mortgage debt on the Courtyard, Los Angeles, CA, which contains a one-year extension option, which is  subject to the lender's approval in its discretion, effectively extending the maturity from September 2017 to September 2018.

(5) Represents mortgage debt on the Capitol Hill Hotel, Washington DC, which contains a two-year extension option, which is subject to the lender's approval in its discretion, effectively extending the maturity from February 2015 to February 2017.

(6) Represents the mortgage debt on the Hyatt Union Square New York, which contains a one-year extension option, subject to the lender's approval at its discretion, effectively extending the maturity from April of 2016 to April 2017.

(7) Represents the Unsecured Term loan, which contains two one-year extension options, which are subject to the lenders' approval in its discretion, effectively extending the maturity from November 2015 to November 2017.

(8) Represents the Line of Credit, which contains a one-year extension option, which is subject to the lenders approval at its discretion, effectively extending the maturity from November of 2015 to November of 2016.

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2013.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government and the failure to raise the borrowing limit for the federal government could affect travel directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.

The delay in approving a budget and continuing appropriation legislation to fund the operations of the federal government caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013. In addition, in April 2013, the Federal Aviation Administration announced the implementation of furloughs of air traffic controllers, resulting in flight delays throughout the United States until the U.S. Congress passed a bill suspending such furloughs. There can be no assurance that future sequestration obligations under the Budget Control Act of 2011 by the Federal Aviation Administration or other agencies of the federal government will not occur in future periods resulting in difficulties and discouraging travel. The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our group and transient revenues in the fourth quarter of 2013 and in subsequent quarters. Such impacts could have a material adverse impact on our consolidated financial statements.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.	Description
10.1

Purchase and Sale Agreement (regarding the sale of sixteen hotel properties), dated September 20,
2013, by and among 2144 Associates Hershey, 3144 Associates, Sawmill Three, LLC, 44 Hersha
Smithfield, LLC, HHLP Brookhaven Associates, LLC, HHLP Harrisburg Friendship, LP, 44 Carlisle
Associates, HHLP Langhorne One Associates, LP, Inn America Hospitality at Ewing, LLC, HHLP
Wilmington Associates, LP, HHLP Oxford Valley Associates, LP, HHLP Hauppauge Associates,
LLC, HHLP King of Prussia Associates, LP, HHLP Bridgewater Associates, LLC and HHLP
Wilmington Associates, LP individually and collectively as sellers, and BRE NE
Hospitality Holdings LLC, or its designee, as purchaser (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2013).

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

HERSHA HOSPITALITY TRUST

November 7, 2013	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer