Form 10-K
period 2013-12-31
HERSHA HOSPITALITY TRUST
filed 2014-02-27
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-14765

HERSHA HOSPITALITY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	251811499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Hersha Drive, Harrisburg, PA	17102
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 236-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

x Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

¨ Yes x No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

x Yes  No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

x Yes ¨ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨ Yes x No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer xAccelerated filer

Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  x No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2013, was approximately $1.1 billion.

As of February 25, 2014, the number of Class A common shares outstanding was 202,763,419 and there were no Class B common shares outstanding.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report including, but not limited to those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

●our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 “the Code”, as amended;

●environmental uncertainties and risks related to natural disasters;

●changes in real estate and zoning laws and increases in real property tax rates; and

●    the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in the markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.

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

As of December 31, 2013, our portfolio consisted of 48 wholly owned limited and full service properties with a total of 6,876 rooms and interests in six limited and full service properties owned through joint venture investments with a total of 1,513 rooms. These 54 properties, with a total of 8,389 rooms, are located in Arizona, California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, and Virginia and operate under leading brands, owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), or Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). In addition, some of our hotels operate as independent boutique hotels.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. As of December 31, 2013, we owned an approximate 96.7% partnership interest in our operating partnership.

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

AVAILABLE INFORMATION

We make available free of charge through our website (www.hersha.com) our code of ethics, corporate governance guidelines and the charters of the committees of our Board of Trustees (Acquisition Committee, Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Sub-Committee of the Audit Committee). We also make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information available on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

•working together with our hotel management companies to increase occupancy levels and revenue per available room, or "RevPAR", through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and

•maximizing our earnings by managing costs and positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale, mid-scale and extended-stay lodging segments, which we believe can be expected to follow from improving economic conditions.

ACQUISITIONS

We selectively acquire high quality branded upper-upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. We believe that current market conditions are creating opportunities to acquire hotels at attractive prices. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

•nationally-franchised hotels operating under popular brands, such as Marriott Hotels & Resorts, Hilton Hotels, Courtyard by Marriott, Residence Inn by Marriott, Hilton Garden Inn, Hampton Inn, Sheraton Hotels & Resorts, DoubleTree, Embassy Suites, Hyatt House, Hyatt Place, TownePlace Suites and Holiday Inn Express;

•hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;

•hotels in our target markets where we can realize operating efficiencies and economies of scale; and

•independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2013, we have acquired, wholly or through joint ventures, a total of 104 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We take advantage of our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees, which committee consists solely of independent trustees. During the time since our initial public offering in 1999 through December 31, 2013, we have sold a total of 57 hotels.

FINANCING

We intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes unsecured debt provided primarily under our $400 million unsecured credit facility which provides for a $150 million unsecured term loan and a $250 million unsecured revolving credit facility and secured mortgage debt in our hotel properties. We anticipate refinancing this facility to expand the unsecured term loan from $150 million to $250 million.  We intend to use the expanded term loan capacity and the undrawn portion of our $400 million senior unsecured credit facility to pay down mortgage debt and fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the revolving line of credit portion of our credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

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

Franchisor	Franchises
Marriott International	Marriott, Residence Inn, Courtyard by Marriott
Hilton Hotels Corporation	Hilton, Hilton Garden Inn, Hampton Inn
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt House, Hyatt Place, Hyatt
Starwood Hotels	Sheraton Hotels

We anticipate that most of the hotels in which we invest will be operated pursuant to franchise licenses.

The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses generally obligate our lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In general, the franchise licenses require us to pay the franchisor a fee typically ranging between 6.0% and 9.3% of such hotel’s revenues.

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio.

Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2013:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	48	6,876	-	-	48	6,876
Waterford Hotel Group, Inc.	-	-	4	1,231	4	1,231
South Bay Boston Management, Inc.	-	-	2	282	2	282

Total	48	6,876	6	1,513	54	8,389

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

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2013, these thresholds were not met and incentive management fees were not earned. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

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

DISTRIBUTIONS

We have made 60 consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.

The following table sets forth distribution information for the last two calendar years.

Common Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Common Units Per Share Distribution Amount
2013
Fourth Quarter	1/2/2014	1/16/2014	$0.06
Third Quarter	10/1/2013	10/15/2013	$0.06
Second Quarter	7/1/2013	7/15/2013	$0.06
First Quarter	4/1/2013	4/15/2013	$0.06

2012
Fourth Quarter	12/31/2012	1/15/2013	$0.06
Third Quarter	10/1/2012	10/15/2012	$0.06
Second Quarter	6/29/2012	7/16/2012	$0.06
First Quarter	3/30/2012	4/16/2012	$0.06

Preferred Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Series A Preferred Per Share Distribution Amount		Series B Preferred Per Share Distribution Amount	Series C Preferred Per Share Distribution Amount
2013
Fourth Quarter	1/1/2014	1/15/2014	N/A		$0.50	$0.43
Third Quarter	10/1/2013	10/15/2013	N/A		$0.50	$0.43
Second Quarter	7/1/2013	7/15/2013	N/A		$0.50	$0.43
First Quarter	4/1/2013	4/15/2013	N/A		$0.50	$0.19	(1)
First Quarter	3/28/2013	3/28/2013	$0.41	(2)	N/A	N/A

2012
Fourth Quarter	1/1/2013	1/15/2013	$0.50		$0.50	N/A
Third Quarter	10/1/2012	10/15/2012	$0.50		$0.50	N/A
Second Quarter	7/1/2012	7/16/2012	$0.50		$0.50	N/A
First Quarter	4/1/2012	4/16/2012	$0.50		$0.50	N/A

(1)	Partial period distribution
(2)

On March 28, 2013, Hersha Hospitality Trust redeemed all of its issued and outstanding shares of 8.00% Series A Cumulative Redeemable Preferred Stock.  The Series A Preferred Shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.4056.

Our Board of Trustees will determine the amount of our future distributions in its sole discretion and its decision will depend on a number of factors, including the amount of funds from operations, our partnership’s financial condition, debt service requirements, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the trustees deem relevant. Our ability to make distributions will depend on the profitability of and cash flow available from our hotels. There can be no assurance we will continue to pay distributions at the rates above or any other rate. Additionally, we may, if necessary and allowable, pay taxable distributions of our shares or debt securities to meet the distribution requirements. There are no assurances we will be able to continue to make quarterly distributions at the current rate.

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

We also compete for hotel acquisitions with entities that have investment objectives similar to ours. We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these competitors have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us, increase the bargaining power of property owners seeking to sell to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof, making it more difficult for us to acquire new properties on attractive terms.

EMPLOYEES

As of December 31, 2013, we had 49 employees who were principally engaged in managing the affairs of the Company unrelated to property operations.  We believe that our relations with our employees are satisfactory.

TAX STATUS

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1999. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax on the portion of our income that is currently distributed to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  Additionally, we will generally be unable to qualify as a REIT for four years following the year in which qualification is lost.  Even if we qualify for taxation as a REIT, we will be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

We own interests in several TRSs. We may own up to 100% of the stock of a TRS. A TRS is a taxable corporation that may lease hotels from our operating partnership and its subsidiaries under certain circumstances. Overall, no more than 25% of the value of our assets may consist of securities of one or more TRSs. In addition, no more than 25% of our gross income for any year may consist of dividends from one or more TRSs and income from certain non-real estate related sources.

A TRS is permitted to lease hotels from us as long as the hotels are operated on behalf of the TRS by a third party manager that qualifies as an "eligible independent contractor." To qualify for that treatment, the manager must satisfy the following requirements:

1.such manager is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to us and the TRS;

2.such manager does not own, directly or indirectly, more than 35% of our shares;

3.no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of our shares; and

4.we do not, directly or indirectly, derive any income from such manager.

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

Americans with Disabilities Act

Our hotels must comply with applicable provisions of the Americans with Disabilities Act of 1993, or ADA, to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

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

INSURANCE

We require comprehensive insurance to be maintained by our hotel management companies, including HHMLP, on each of our hotels, including liability and fire and extended coverage in amounts sufficient to permit the replacement of the hotel in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace the applicable hotel after such applicable hotel has been damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the applicable hotel. If any of these or similar events occur, it may reduce the return from the attached property and the value of our investment.

FINANCIAL INFORMATION ABOUT SEGMENTS

We are in the business of acquiring equity interests in hotels, and we manage our hotels as individual operating segments that meet the aggregation criteria and are therefore disclosed as one reportable segment. See “Note 1 - Organization and Summary of Significant Accounting Policies” in Item 8 of this Annual Report on Form 10-K for segment financial information.

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

Risks Related to the Economy and Credit Markets

Difficult economic conditions may continue to adversely affect the hotel industry.

The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  As these indicators improve, we anticipate that hotel operating fundamentals will improve as well.  However, if the U.S. economy should falter and there is an extended period of economic weakness, a recession or depression, our revenues and profitability could be adversely affected.

The failure of U.S. lawmakers to  reach an agreement on the national debt ceiling may materially adversely affect our business,  financial condition and results of operations.

In the event U.S. lawmakers fail to reach an agreement on the  national debt ceiling, the U.S.could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn,  negatively affect our ability to obtain financing for our investments. As a  result, it may materially adversely affect our business, financial condition and results of operations.

On August 5,  2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the  first time due to the U.S. Congress’ inability to reach an effective agreement on the  national debt ceiling and a  budget in a timely manner. Because Fannie Mae and Freddie Mac are in the conservatorship of the U.S. Government, the implicit credit rating of  agency MBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. This downgrade increased the uncertainty regarding the credit risk of agency MBS. The current U.S. debt ceiling and  budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on  negative watch,  warning that a failure by the U.S. Government to honor interest or principal payments on U.S. Treasury Securities would impact its decision whether to downgrade the U.S. credit rating. Fitch also stated that the manner and  duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events  occurring in the future, would weigh on its ratings.

A further downgrade of the U.S. Government’s credit rating could create broader financial turmoil and uncertainty, which would  weigh heavily on the global banking system. Such circumstances could adversely affect our business in  many ways, including, but  not limited to, adversely impacting our ability to obtain attractive financing for our investments and increasing t he cost of such financing if it is obtained.  As a  result, these adverse economic and market conditions may also adversely affect our liquidity  position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

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

Our hotels are subject to varying degrees of risk generally incident to the ownership of hotels. The underlying value of our hotels, our income and ability to make distributions to our shareholders are dependent upon the operation of the hotels in a manner sufficient to maintain or increase revenues in excess of operating expenses. Hotel revenues may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of terrorism, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, adverse changes in zoning laws, and other factors that are beyond our control. In particular, general and local economic conditions may be adversely affected by the previous terrorist incidents in New York, Washington, D.C. and Boston. Our management is unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide, on the U.S. economy, on us or our hotels or on the market price of our common shares.

Our investments are concentrated in a single segment of the hotel industry.

Our primary business strategy is to continue to acquire high quality, upper-upscale, upscale and mid-scale limited service and extended-stay hotels in metropolitan markets with high barriers to entry including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles, Miami and other markets and other markets with similar characteristics. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. The adverse effect on amounts available for distribution to shareholders resulting from a downturn in the hotel industry in general or the mid-scale segment in particular could be more pronounced than if we had diversified our investments outside of the hotel industry or in additional hotel market segments.

Operating costs and capital expenditures for hotel renovation may be greater than anticipated and may adversely impact distributions to shareholders.

Hotels generally have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment. Under the terms of our management agreements, we generally are obligated to pay the cost of expenditures for items that are classified as capital items under GAAP that are necessary for the continued operation of our hotels.

If these expenses exceed our expectations, the additional cost could have an adverse effect on amounts available for distribution to shareholders. In addition, we may acquire hotels in the future that require significant renovation. Renovation of hotels involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from hotels.

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

At December 31, 2013, we had outstanding long-term debt of $819.3 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2013, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

Our acquisitions may not achieve expected performance, which may harm our financial condition and operating results.

We anticipate that acquisitions will largely be financed with the net proceeds of securities offerings and through externally generated funds such as borrowings under our revolving credit facility and other secured and unsecured debt financing. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to acquire and market properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. As a result, we may not be able to generate enough cash from these hotels to make debt service payments or pay operating expenses.

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

We have recently acquired several hotels. We cannot assure you that we or HHMLP will be able to adapt our management, administrative, accounting and operational systems and arrangements, or hire and retain sufficient operational staff to successfully integrate these investments into our portfolio and manage any future acquisitions of additional assets without operational disruptions or unanticipated costs. Acquisition of hotels generates additional operating expenses that we will be required to pay. As we acquire additional hotels, we will be subject to the operational risks associated with owning new lodging properties. Our failure to integrate successfully any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders or make other payments in respect of securities issued by us.

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

As of December 31, 2013, our consolidated portfolio of hotels in New York City have accounted for approximately 47% of our hotel operating revenues. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

•downturns in lodging fundamentals are more severe or prolonged in New York City compared to the United States as a whole;

•negative economic conditions are more severe or prolonged in New York City compared to other areas, due to concentration of the financial industry in New York or otherwise;

•we adopt an unsuccessful strategy to ramp up and stabilize operations at our newly acquired New York hotels; or

•New York City is impacted by other unforeseen events beyond our control, including, among others, terrorist attacks and travel related health concerns including pandemics and epidemics.

We own a limited number of hotels and significant adverse changes at one hotel may impact our ability to make distributions to shareholders.

As of December 31, 2013, our portfolio consisted of 48 wholly-owned limited and full service properties and joint venture investments in six hotels with a total of 8,389 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

We engage in hedging transactions to limit our exposure to fluctuations in interest rates, which can limit our gains and increase exposure to losses.

We enter into hedging transactions intended to protect us from the effects of interest rate fluctuations on floating rate debt and also intended to protect our portfolio of mortgage assets from interest rate and prepayment rate fluctuations. Our hedging transactions may include entering into interest rate swaps, caps, and floors, options to purchase such items, and futures and forward contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. Moreover, interest rate hedging could fail to protect us or could adversely affect our operating results because, among other things:

•Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•The duration of the hedge may not match the duration of the related liability;

•The party at risk in the hedging transaction may default on its obligation to pay;

•The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.

Hedging transactions may reduce our shareholders’ equity.

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

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend. We and our hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

We require comprehensive insurance to be maintained on each of the our hotels, including liability and fire and extended coverage in amounts sufficient to permit the replacement of the hotel in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace the applicable hotel after such applicable hotel has been damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the applicable hotel. If any of these or similar events occur, it may reduce the return from the attached property and the value of our investment.

Real estate is subject to property taxes.

Each hotel is subject to real and personal property taxes. The real and personal property taxes on hotel properties in which we invest may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Many state and local governments are facing budget deficits that have led many of them, and may in the future lead others to, increase assessments and/or taxes. If property taxes increase, our operating results may be negatively affected.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which hotel guests or employees could be exposed at any of our properties could require us to undertake a remediation program to contain or remove the mold from the affected property, which could be costly. In addition, exposure to mold by guests or employees, management company employees or others could expose us to liability if property damage or health concerns arise.

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

We have entered into an option agreement (the “Option Agreement”) with each of our officers and certain trustees such that  we obtain a right of first refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of the Company. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase  prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

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

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. However, our ability to pay dividends may be adversely affected by the risk factors described in this annual report. All distributions will be made at the discretion of our Board of Trustees and will depend upon our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2013, 4,600,000 Series B Preferred Shares and 3,000,000 Series C Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

In the past we have reduced the quarterly distributions paid to our shareholders, and we may reduce or eliminate the quarterly distribution paid to our shareholders in the future. The decision to declare and pay distributions on our common shares in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our board of trustees and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred shares, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, state law and such other factors as our board of trustees deems relevant. Any change in our distribution policy could have a material adverse effect on the market price of our common shares.

The market price of our securities could be volatile and could decline, resulting in a substantial or complete loss of your investment in our securities.

The stock markets have experienced significant price and volume fluctuations in the recent past. As a result, the market price of our securities has been and could be similarly volatile in the future, and investors in our securities may experience a decrease in the value of their investments, including decreases unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a number of factors, including:

•our operating performance and the performance of other similar companies;

•actual or anticipated differences in our operating results;

•changes in our revenues or earnings estimates or recommendations by securities analysts; publication of research reports about us or our industry by securities analysts;

•additions and departures of key personnel;

•strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•the passage of legislation or other regulatory developments that adversely affect us or our industry;

•speculation in the press or investment community; actions by institutional shareholders;

•changes in accounting principles;

•terrorist acts; and

•general market conditions, including factors unrelated to our performance.

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

We cannot predict whether future sales of our common shares or securities convertible into or exchangeable or exercisable for our commons shares or the availability of these securities for resale in the open market will decrease the market price of our common shares. Sales of a substantial number of these securities in the public market, including sales upon the redemption of Common Units held by the limited partners of our operating partnership, (other than us and our subsidiaries) or the perception that these sales might occur, may cause the market price of our common shares to decline and you could lose all or a portion of your investment.

Future issuances of our common shares or other securities convertible into or exchangeable or exercisable for our common shares, including, without limitation, operating Common Units, in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our equity incentive plans, could have an adverse effect on the market price of our common shares. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our common shares may be dilutive to existing shareholders.

Our Board of Trustees may issue additional shares that may cause dilution or prevent a transaction that is in the best interests of our shareholders.

Our Declaration of Trust authorizes the Board of Trustees, without shareholder approval, to:

•amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have the authority to issue;

•cause us to issue additional authorized but unissued common shares or preferred shares; or

•classify or reclassify any unissued common or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including the issuance of additional common shares or preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters.

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

Certain provisions of Maryland law may discourage a third party from acquiring us.

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

We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing REITs are limited. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year and did not qualify for certain statutory relief provisions, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although we currently intend to continue to operate in a manner so as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Trustees, with the consent of holders of two-thirds of the outstanding shares, to revoke our REIT election.

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

In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our actual distributions in any year are less than the sum of:

•85% of our REIT ordinary income for that year;

•95% of our REIT capital gain net income for that year; and

•100% of our undistributed taxable income required to be distributed from prior years.

We have distributed, and intend to continue to distribute, our taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the past we have borrowed, and in the future we may borrow, to pay distributions to our shareholders and the limited partners of our operating partnership. Such borrowings subject us to risks from borrowing as described herein. Additionally, we may, if necessary and allowable, pay taxable dividends of our shares or debt securities to meet the distribution requirements.

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

Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100 percent penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100 percent of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35 percent of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25 percent of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100 percent excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25 percent of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100 percent excise tax described above. There can be no assurance, however, that we will be able to comply with the 25 percent limitation discussed above or to avoid application of the 100 percent excise tax discussed above.

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

The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets that would be treated as sales for federal income tax purposes.

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

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Internal Revenue Code) of more than (a) 9.9% of the aggregate number of outstanding common shares of any class or series or (b) 9.9% of the aggregate number of outstanding preferred shares of any class or series of outstanding preferred shares by any shareholder or group, or the Ownership Limitation. Generally, the shares of beneficial interest owned by related owners will be aggregated for purposes of the Ownership Limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests. Any transfer of shares of beneficial interest that would violate the Ownership Limitation, cause us to have fewer than 100 shareholders, cause us to be “closely held” within the meaning of Section 856(h) of the Code or cause us to own, directly or indirectly, 10% or more of the ownership interest in any tenant (other than a TRS) will be void, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.” Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

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

The following table sets forth certain information with respect to the 48 hotels we wholly owned as of December 31, 2013, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms

Boston Urban and Metro	Courtyard	Brookline/Boston, MA*	2003	188
	Hawthorn Suites by Wyndham	Franklin, MA	1999	100
	Holiday Inn Express	Cambridge, MA	1997	112
	Residence Inn	Framingham, MA	2000	125
	Residence Inn	Norwood, MA	2006	96
	The Boxer	Boston, MA	2004	80

California - Arizona	Courtyard	San Diego, CA	1999	245
	Courtyard	Los Angeles, CA	2008	260
	Hyatt House	Pleasant Hill, CA	2003	142
	Hyatt House	Pleasanton, CA	1998	128
	Hyatt House	Scottsdale, AZ	1999	164

Miami	Blue Moon	Miami, FL	2013	75
	Courtyard	Miami, FL	2004	259
	Residence Inn	Coconut Grove, FL	2000	140
	Winter Haven	Miami, FL	2013	70

NYC Urban	Candlewood Suites	Times Square, NY	2009	188
	Duane Street	TriBeCa, NY	2008	43
	Hampton Inn	Chelsea/Manhattan, NY	2003	144
	Hampton Inn	Herald Square, Manhattan, NY	2005	136
	Hampton Inn	Seaport, NY	2006	65
	Hampton Inn	Times Square, NY	2009	184
	Hampton Inn	Pearl Street, Manhattan, NY	2012	81
	Hilton Garden Inn	JFK Airport, NY*	2005	192
	Hilton Garden Inn	TriBeCa, NY	2009	151
	Holiday Inn	Wall Street, NY	2010	113
	Holiday Inn Express	Times Square, NY	2009	210
	Holiday Inn Express	Water Street, Manhattan, NY	2010	112
	Holiday Inn Express	Madison Square Garden, Manhattan, NY	2006	228
	Hotel 373	Fifth Ave, NY	2007	70
	Hyatt	Union Square, NY	2013	178
	Nu Hotel	Brooklyn, NY	2008	93
	Sheraton Hotel	JFK Airport, NY*	2008	150

NY-NJ Metro	Holiday Inn Express	Chester, NY	2006	80
	Hyatt House	White Plains, NY	2000	159
	Hyatt House	Bridgewater, NJ**	1998	128

Market	Name	Property Name	Year Opened	Number of Rooms

Philadelphia	Courtyard	Langhorne, PA**	2002	118
	Hampton Inn	Philadelphia, PA	2001	250
	Holiday Inn Express	Oxford Valley, PA**	2004	88
	Holiday Inn Express & Suites	King of Prussia, PA**	2004	155
	Hyatt Place	King of Prussia, PA	2010	129
	Sheraton Hotel	New Castle, DE	2011	192
	The Rittenhouse Hotel	Philadelphia, PA	2004	116

Washington D.C.	Courtyard	Alexandria, VA	2006	203
	Hampton Inn	Washington, DC	2005	228
	Hyatt House	Gaithersburg, MD	1998	140
	Residence Inn	Tysons Corner, VA	1984	96
	Residence Inn	Greenbelt, MD	2002	120
	The Capitol Hill Hotel	Washington, DC	2007	152

			TOTAL ROOMS	6,876

*Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have terms of between 75 and 99 years.

**These four properties are part of a non-core portfolio for which a purchase and sale agreement was entered into by the Company in September 2013, and closed in the first quarter of 2014. The sale of the other 12 properties subject to this purchase and sale agreement closed in December 2013.

The following table sets forth certain information with respect to the six hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2013.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset	HHLP Preferred Return

Boston	Courtyard	South Boston, MA***	2005	164	50.0%	N/A
	Holiday Inn Express	South Boston, MA***	1998	118	50.0%	N/A

Connecticut	Courtyard	Norwich, CT	1997	144	66.7%	8.5%
	Hilton	Hartford, CT	2005	393	8.8%	8.5%
	Marriott	Mystic, CT	2001	285	66.7%	8.5%
	Marriott	Hartford, CT	2005	409	15.0%	8.5%

		TOTAL ROOMS		1,513

***The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements. These ground lease agreements typically have terms of between 75 and 99 years.

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

MARKET INFORMATION

Our common shares trade on the New York Stock Exchange under the symbol “HT.” As of February 25, 2014, the last reported closing price per common share on the New York Stock Exchange was $5.39. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2013	High	Low	Dividend Per Common Share
Fourth Quarter	$5.94	$5.33	$0.06
Third Quarter	$6.21	$5.18	$0.06
Second Quarter	$6.24	$5.27	$0.06
First Quarter	$6.30	$5.07	$0.06

Year Ended December 31, 2012	High	Low	Dividend Per Common Share
Fourth Quarter	$5.11	$4.19	$0.06
Third Quarter	$5.71	$4.66	$0.06
Second Quarter	$5.91	$4.74	$0.06
First Quarter	$5.64	$4.76	$0.06

SHAREHOLDER INFORMATION

At December 31, 2013 we had approximately 118 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 38 entities and persons, including our company.

Our Declaration of Trust, subject to certain exceptions, provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.9% of the number of outstanding common shares of any class or series of common shares or the number of outstanding preferred shares of any class or series of preferred shares. For this purpose, a person includes a “group” and a “beneficial owner” as those terms are used for purposes of Section 13(d)(3) of the Exchange Act. Any transfer of common or preferred shares that would result in any person owning, directly or indirectly, common or preferred shares in excess of the ownership limitation, result in the common and preferred shares being owned by fewer than 100 persons (determined without reference to any rules of attribution), result in our being “closely held” within the meaning of Section 856(h) of the Code, or cause us to own, actually or constructively, 10% or more of the ownership interests in a tenant (other than a TRS) of our or our operating partnership’s real property, within the meaning of Section 856(d)(2)(B) of the Code, will be null and void, and the intended transferee will acquire no rights in such common or preferred shares.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2008 and ending December 31, 2013, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2008	2009	2010	2011	2012	2013
Hersha Hospitality Trust	$100.00	$104.67	$220.00	$162.67	$166.67	$185.67
Russell 2000	100.00	125.22	156.90	148.35	170.06	232.98
Hotel REIT Index	100.00	163.13	225.86	191.77	210.14	257.04
S&P 500	100.00	123.45	139.23	139.23	157.90	204.63

Item 6.	Selected Financial Data

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

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2013	2012	2011	2010	2009
Revenue:
Hotel Operating Revenues	$338,064	$299,005	$229,156	$184,998	$128,461
Interest Income From Development Loans	158	1,998	3,427	4,686	7,411
Other Revenues	191	212	330	324	702
Total Revenue	338,413	301,215	232,913	190,008	136,574
Operating Expenses:
Hotel Operating Expenses	188,431	161,982	121,402	98,930	71,735
Gain on Insurance Settlements	(403)	-	-	-	-
Hotel Ground Rent	985	835	877	941	733
Real Estate and Personal Property Taxes and Property Insurance	24,083	19,341	15,936	13,738	9,313
General and Administrative (including Share Based Payments of $9,746, $9,678, $7,590, $6,649, $2,143)	24,025	23,455	18,488	16,853	7,485
Acquisition and Terminated Transaction Costs	974	1,179	2,734	4,785	331
Loss from Impairment of Assets	-	-	-	-	21,407
Depreciation and Amortization	55,784	48,243	40,562	34,060	26,284
Gain on Acquistions, Net	(12,096)	-	-	-	-
Total Operating Expenses	281,783	255,035	199,999	169,307	137,288
Operating Income (Loss)	56,630	46,180	32,914	20,701	(714)
Interest Income	1,784	1,311	456	168	207
Interest Expense	39,984	37,295	33,447	32,167	32,403
Other Expense	897	740	1,011	462	164
Loss on Debt Extinguishment	545	3,189	102	852	-
Income (Loss) before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	16,988	6,267	(1,190)	(12,612)	(33,074)
(Loss) Income from Unconsolidated Joint Ventures	(22)	(232)	210	(1,751)	(2,649)
Impairment of Investment in Unconsolidated Joint Venture	(1,813)	-	(1,677)	-	(4,541)
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	-	(1,892)	2,757	4,008	1,868
(Loss) Income from Unconsolidated Joint Venture Investments	(1,835)	(2,124)	1,290	2,257	(5,322)
Income (Loss) Before Income Taxes	15,153	4,143	100	(10,355)	(38,396)
Income Tax Benefit	5,600	3,355	-	-	-
Income (Loss) from Continuing Operations	20,753	7,498	100	(10,355)	(38,396)
Discontinued Operations:
Gain on Disposition of Hotel Properties	32,121	11,231	991	347	-
Impairment of Assets Held for Sale	(10,314)	-	(30,248)	(2,433)	(17,703)
Income (Loss) from Discontinued Operations	7,388	3,489	2,189	(4,761)	(2,358)
Income (Loss) from Discontinued Operations	29,195	14,720	(27,068)	(6,847)	(20,061)
Net Income (Loss)	49,948	22,218	(26,968)	(17,202)	(58,457)
(Income) Loss Allocated to Noncontrolling Interests	(335)	158	1,734	845	8,596
Issuance Costs of Redeemed Preferred Stock	(2,250)	-	-	-	-
Preferred Distributions	(14,611)	(14,000)	(10,499)	(4,800)	(4,800)
Net Income (Loss) applicable to Common Shareholders	$32,752	$8,376	$(35,733)	$(21,157)	$(54,661)

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2013	2012	2011	2010	2009
Basic Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.02	$(0.03)	$(0.06)	$(0.11)	$(0.99)
Diluted Income (Loss) from Continuing Operations applicable to Common Shareholders (1)	0.02	(0.03)	(0.06)	(0.11)	(0.99)
Dividends declared per Common Share	0.24	0.24	0.23	0.20	0.33

Balance Sheet Data
Net investment in hotel properties	$1,535,835	$1,466,713	$1,341,536	$1,245,851	$938,954
Assets Held for Sale	56,583	-	93,829	-	21,073
Noncontrolling Interests Common Units	29,523	15,484	16,862	19,410	27,126
Redeemable Noncontrolling Interest	-	15,321	14,955	19,894	14,733
Noncontrolling Interests Consolidated Joint Ventures	-	-	307	474	267
Noncontrolling Interests Consolidated Variable Interest Entity	(342)	476	-	-	-
Shareholder's equity	837,958	829,828	730,673	683,434	302,197
Total assets	1,748,097	1,707,679	1,630,909	1,457,277	1,111,044
Total debt	773,501	792,708	758,374	694,720	724,551
Liabilities related to Assets Held for Sale	45,835	-	61,758	-	20,892
Other Data
Net cash provided by operating activities	$90,261	$71,756	$58,668	$42,486	$21,532
Net cash used in investing activities	$(125,474)	$(55,817)	$(230,758)	$(310,567)	$(8,921)
Net cash provided by (used in) financing activities	$2,367	$28,552	$131,062	$322,273	$(16,904)
Weighted average shares outstanding
Basic	198,390,450	187,415,270	168,753,382	134,370,172	51,027,742
Diluted (1)	201,918,177	187,415,270	168,753,382	134,370,172	51,027,742

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

BACKGROUND

As of December 31, 2013, we owned interests in 54 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 48 wholly-owned hotels and interests in six hotels owned through unconsolidated joint ventures. Our "Summary of Operating Results" section below contains operating results for 43 consolidated hotel assets and six hotel assets owned through an unconsolidated joint venture. These results exclude the Hampton Inn Pearl Street, New York, NY, which is currently under redevelopment and is expected to open during the first quarter of 2014. The results below also exclude a portfolio of four non-core hotels, for which a purchase and sale agreement has been entered into and the sale of which is expected to close in the first quarter of 2014. As a result, results for these four non-core hotels are included in discontinued operations.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December 31, 2013, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

In 2013, lodging fundamentals for those markets in which we focus, and for our Company in particular, continued to stabilize following the economic recession that began in 2008 and 2009. As we conclude 2013, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio enables us to capitalize on further improvements in lodging fundamentals. We continue to expect improvements in ADR, RevPAR and operating margins, led by hotels in our core urban markets of New York, Boston, Philadelphia, Los Angeles, San Diego and Miami. We also continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in secondary and tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue development loans or land leases in the near term. While property joint ventures and development loans played an important role in our growth in the past, we do not expect them to play the same role in our near-term future.

The repositioning of our portfolio, to focus more on high barrier to entry and major urban markets, continued in 2012 and 2013. We acquired seven hotels, including three in Miami, one in San Diego, one in Philadelphia, one in Boston, and one in New York City. During 2012 and 2013, we closed on the sale of 33 wholly owned and 5 joint venture hotels in secondary and tertiary markets that we determined to be non-core. We believe these efforts to reposition our portfolio have yielded positive results in both 2013 and 2012. As shown in the tables below under “Summary of Operating Results,” in 2013, we grew occupancy by approximately 110 basis points, ADR by 2.6% and RevPAR by 4.0% across our portfolio of consolidated hotels. Likewise, 2012 resulted in increases in occupancy by 200 basis points, ADR by 5.2% and RevPAR by 7.9% across our portfolio of consolidated hotels.

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand as we enter 2014, the manner in which the economy will continue to grow, if at all, is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped. In addition, the availability for hotel-level financing for the acquisition of new hotels is not recovering as quickly as the economy or broader financial markets. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future. We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers and our performance generally.

In October of 2012, our hotels across the eastern seaboard experienced the effects of Hurricane Sandy. Most of our hotels in these markets were able to remain open and continued to serve our guests through the duration of the storm.

However, our Holiday Inn Express on Water Street in lower Manhattan experienced flooding and was forced to close. In April 2013, repairs were completed and this hotel was re-opened. Additionally, our hotel re-development project at 32 Pearl Street in lower Manhattan experienced some flooding at the job site and portions of the project suffered damage. The continued strength in business transient and leisure transient customer demand in Manhattan partially offset the losses from the storm.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations and the Hampton Inn Pearl Street, which is a hotel undergoing a re-development project) that are consolidated in our financial statements for the three years ended December 31, 2013, 2012 and 2011.

CONSOLIDATED HOTELS:
	Year Ended 2013	Year Ended 2012	2013 vs. 2012 % Variance	Year Ended 2011	2012 vs. 2011 % Variance

Occupancy	79.7%	78.6%	1.1%	76.6%	2.0%
Average Daily Rate (ADR)	$179.70	$175.23	2.6%	$166.58	5.2%
Revenue Per Available Room (RevPAR)	$143.30	$137.78	4.0%	$127.64	7.9%

Room Revenues	$309,452	$273,410	13.2%	$218,314	25.2%
Hotel Operating Revenues	$338,064	$299,005	13.1%	$229,156	30.5%

RevPAR for the year ended December 31, 2013 increased 4.0% for our consolidated hotels when compared to the same period in 2012. This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions in 2013 and the acquisition of hotel properties consummated in 2013 that are accretive to RevPAR.

The following table outlines operating results for the three years ended December 31, 2013, 2012 and 2011 for hotels we own through an unconsolidated joint venture interest (excluding those hotel assets have been sold to an independent third party during the period presented). These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Year Ended 2013	Year Ended 2012	2013 vs. 2012 % Variance	Year Ended 2011	2012 vs. 2011 % Variance

Occupancy	68.3%	68.6%	-0.3%	68.3%	0.3%
Average Daily Rate (ADR)	$154.57	$152.51	1.4%	$154.44	-1.2%
Revenue Per Available Room (RevPAR)	$105.52	$104.66	0.8%	$105.48	-0.8%

Room Revenues	$58,273	$62,058	-6.1%	$63,896	-2.9%
Total Revenues	$80,879	$84,364	-4.1%	$85,841	-1.7%

For our unconsolidated hotels, RevPAR for the year ended December 31, 2013 was consistent with RevPAR achieved during the year ended December 31, 2012. The relatively stable results in RevPAR during the year of 2013 when compared to the year of 2012 is primarily the result of joint venture assets that are now consolidated for financial reporting purposes and therefore no longer contribute to the operating results of our portfolio of unconsolidated hotels. Properties such as the Holiday Inn Express 29th Street, New York, NY, which, as of June 18, 2012, is no longer included in our unconsolidated joint ventures, tended to have higher occupancy and ADR than the remaining hotels in our unconsolidated joint venture hotel portfolio, resulting in the lower room revenues and total revenues in the above table. When compared to the same period in 2012, the remaining unconsolidated joint venture hotels follow the same growth trend for RevPAR as experienced in our same store consolidated hotels reported below during the year ended December 31, 2013.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entire period being reported and the comparable period in each of the periods being presented, and is deemed fully operational. Based on this definition, for the years ended December 31, 2013 and 2012, there are 34 same store consolidated hotels and 31 same store consolidated hotels for the years ended December 31, 2012 and 2011. The following table outlines operating results for the years ended December 31, 2012, 2011, and 2010, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 34 hotels in both years)			(includes 31 hotels in both years)
	Year Ended 2013	Year Ended 2012	2013 vs. 2012 % Variance	Year Ended 2012	Year Ended 2011	2012 vs. 2011 % Variance

Occupancy	80.5%	78.6%	1.9%	80.0%	77.2%	2.8%
Average Daily Rate (ADR)	$174.65	$172.67	1.1%	$175.61	$169.58	3.6%
Revenue Per Available Room (RevPAR)	$140.55	$135.69	3.6%	$140.45	$130.99	7.2%

Room Revenues	$258,047	$249,848	3.3%	$227,589	$211,776	7.5%
Total Revenues	$272,780	$263,893	3.4%	$237,608	$220,670	7.7%

RevPAR for our same store consolidated hotels increased 3.6% for the year ended December 31, 2013 when compared to the same period in 2012. As noted above, this increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions of the markets in which we operated during 2013.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO DECEMBER 31, 2012

(dollars in thousands, except ADR and per share data)

Revenue

Our total revenues for the years ended December 31, 2013 and 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues were approximately 99.9% and 99.3% of total revenues for the years ended December 31, 2013 and 2012, respectively. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that were consolidated in our financial statements during the period. Hotel operating revenues increased $39,059, or 13.1%, from $299,005 for the year ended December 31, 2012 to $338,064 for the same period in 2013. This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2013 and 2012 as well as increases in hotel operating revenues for our same store consolidated hotels.

We acquired interests in the following consolidated hotels that contributed the following operating revenues for the year ended December 31, 2013.

Brand	Location	Acquisition Date	Rooms	2013 Hotel Operating Revenues
Hyatt Union Square	New York, NY	April 9, 2013	178	$11,272
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	8,350
Residence Inn	Coconut Grove, FL	June 12, 2013	140	2,889
Winter Haven	Miami, FL	December 20, 2013	70	203
Blue Moon	Miami, FL	December 20, 2013	75	175
			708	$22,889

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2013 included revenues for the following hotels that were purchased during the year ended December 31, 2012. Hotels acquired during the year ended December 31, 2012 would have a full year of results included in the year ended December 31, 2013 but not necessarily a full year of results during the same period in 2012. We acquired interests in the following consolidated hotels during the year ended December 31, 2012:

Brand	Location	Acquisition Date	Rooms	2013 Hotel Operating Revenues	2012 Hotel Operating Revenues
The Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	111	$16,969	$16,809
The Boxer	Boston, MA	May 7, 2012	80	3,799	2,791
Holiday Inn Express	New York, NY	June 18, 2012	228	16,746	10,170
			419	$37,515	$29,770

In addition, our same store consolidated portfolio experienced improvements in ADR and occupancy during the year ended December 31, 2013 when compared to the same period in 2012. Occupancy in our same store consolidated hotels increased 190 basis points from 78.6% during the year ended December 31, 2012 to 80.5% for the same period in 2013. ADR improved 1.1%, increasing from $172.67 for the year ended December 31, 2012 to $174.65 during the same period in 2013. These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

We had previously invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income from development loans receivable was $158 for the year ended December 31, 2013 compared to $1,998 for the same period in 2012.

In April 2013, we acquired the Hyatt Union Square and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety. Furthermore, the only remaining development loan, related to the Hyatt 48Lex, was paid off in full during April 2013. As of December 31, 2013, we had no outstanding development loans receivable.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures. These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels. Other revenues were $191 and $212 for the years ended December 31, 2013 and 2012.

Expenses

Total hotel operating expenses increased 16.3% to approximately $188,431 for the year ended December 31, 2013 from $161,982 for the year ended December 31, 2012. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2012, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization of 15.6%, or $7,541, to $55,784 for the year ended December 31, 2013 from $48,243 for the year ended December 31, 2012. Real estate and personal property tax and property insurance increased $4,742, or 24.5%, for the year ended December 31, 2013 when compared to the same period in 2012 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves.

General and administrative expense increased by approximately $570 from $23,455 in 2012 to $24,025 in 2013. Increases in other general and administrative expenses were primarily from increases in employee headcount and resulting base compensation and payroll taxes increases. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expense related to share based compensation increased $68 during the year ended December 31, 2013 when compared to the same period of 2012. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transactions costs will fluctuate from period to period based on our acquisition activities. Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $205 from $1,179 for the year ended December 31, 2012 to $974 for the year ended December 31, 2013. While we acquired more properties during the year ended December 31, 2013 when compared to the same period in 2012, the manner in which acquisition targets are found can and do dictate the costs necessary to complete the acquisition. The costs incurred in 2013 were related to the following hotels: $500 related to our Hyatt Union Square acquisition; $152 related to our Residence Inn Coconut Grove acquisition; $65 related to our Courtyard San Diego acquisition; and $138 for our Winter Haven and Blue Moon Hotel acquisitions. The costs incurred in 2012 were related to following hotels: $963 related to our acquisition of The Rittenhouse Hotel; $61 related to acquisition of The Boxer; $67 related to our acquisition of Holiday Inn Express Manhattan. The remaining costs were primarily related to transactions that were terminated during the year.

Operating Income

Operating income for the year ended December 31, 2013 was $56,630 compared to operating income of $46,180 during the same period in 2012. As noted above, the increase in operating income resulted partially from improved performance of our portfolio and acquisitions that have occurred since the beginning of 2012, but is offset by increases in real estate taxes. In addition, we recognized a net gain of approximately $12,096 on the purchase of the Hyatt Union Square, New York, NY, as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred. Excluding the gain on our purchase of the Hyatt Union Square, operating income would have decreased $1,646.

Interest Expense

Interest expense increased $2,689 from $37,295 for the year ended December 31, 2012 to $39,984 for the year ended December 31, 2013. The increase in interest expense is due primarily to an increase in borrowings drawn on our senior unsecured term loan and our line of credit throughout the year. A portion of these borrowings were used to repay various mortgage loans, which lowered our overall consolidated secured mortgage indebtedness outstanding. Additionally, we used proceeds from the line of credit to fund the purchase of our Residence Inn Coconut Grove and Courtyard San Diego acquisitions.  Finally, we financed a portion of our Hyatt Union Square acquisition with variable rate mortgage debt and borrowed an additional $10,000 to fund construction of the tower at our Courtyard Miami Beach hotel.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. The operating results of the unconsolidated joint ventures improved by $210 for the year ended December 31, 2013.

Since the beginning of 2012, we have made efforts to decrease our investment in unconsolidated joint ventures resulting in the sale of 5 of these assets to third parties and the purchase of the remaining 50% interest in our Holiday Inn Express, New York, NY hotel on June 18, 2012. Accordingly, the results of this hotel are now included in our consolidated results and our interest in Metro 29th was remeasured. As a result, during the year ended December 31, 2012, we recorded a loss from the remeasurement of our investments in the unconsolidated joint venture of approximately $224.

On August 13, 2012, the Company purchased the remaining 50% ownership interest in Inn America Hospitality at Ewing, the lessee of the Courtyard by Marriot, Ewing, NJ. As such, we ceased to account for our investment in Inn America Hospitality at Ewing under the equity method of accounting as of August 10, 2012 because it became a consolidated subsidiary. Our interest in Inn America Hospitality at Ewing, which consisted of our investment in Inn America Hospitality at Ewing and a receivable, was remeasured and as a result based on the appraised value of the hotel, we recorded a loss from the remeasurement of our investments in the unconsolidated joint venture of approximately $1,668 during the twelve months ended December 31, 2012.

We recorded an impairment loss of $1,813 related to the Courtyard, Norwich, CT, one of the properties owned by Mystic Partners, LLC. Mystic Partners, LLC is currently in discussions to transfer title to the property to the lender. As we do not anticipate recovering our investment balance in this asset, we have reduced our investment attributed to this property to $0 as of December 31, 2013.

Income Tax Benefit

During the year ended December 31, 2013, the Company recorded an income tax benefit of $5,600 compared an income tax benefit of $3,355 in 2012. Excluded from the income tax benefit for 2013 is $190 of income tax expense related to discontinued operations. Approximately $2,866 of the income tax benefit relates to deferred tax assets that the Company now believes are realizable and variances between the tax return and year end provision for the year ended December 31, 2012. The remaining income tax benefit is a result of the operations of the Company’s taxable REIT subsidiary, 44 New England.

Discontinued Operations

On September 20, 2013, the Company entered into a purchase and sale agreement to sell a portfolio of 16 non-core hotels for an aggregate purchase price of approximately $217,000. During the third quarter of 2013, the Company had recorded an impairment of $6,591 in connection with the anticipated disposition. As of December 31, 2013, the Company had closed on the sale of 12 of the hotels. Accordingly, a gain of $31,559 was recognized during the fourth quarter of 2013 as the proceeds from the sale exceeded the carrying value. The Company expects to close on the remaining four non-core hotels during the first quarter of 2014.

On June 12, 2013, we closed on the sale of our Comfort Inn, Harrisburg, PA. The Company sold the hotel for $3,700 and recorded a gain on sale of $442. Additionally, on September 17, 2013, we closed on the sale of Holiday Inn Express Camp Springs, MD property. The Company sold the hotel for $8,500 and recorded a gain on the sale of $120 and an impairment charge of $3,723 during the second quarter of 2013 as the anticipated net proceeds did not exceed the carrying value.

During the year ended December 31, 2012, the Company closed on the sale of 18 non-core hotel properties, transferred the title of the Comfort Inn North Dartmouth, MA to the lender and closed on the sale of the land parcel and improvements located at 585 Eighth Avenue, New York, NY. As a result of these transactions, we recognized a gain of approximately $11,231 for the year ended December 31, 2012.

The operating results for all 37 of the above described hotel properties and one land parcel have been reclassified to discontinued operations in the statement of operations for the years end December 31, 2013 and 2012, respectively.

We recorded income from discontinued operations of approximately $7,388 during the twelve months ended December 31, 2013, compared to income of approximately $3,489 during the twelve months ended December 31, 2012. See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net income applicable to common shareholders for the year ended December 31, 2013 was $32,752 compared to net income applicable to common shareholders of $8,376 for the same period in 2012. As previously discussed, net income applicable to common shareholders for the year ended December 31, 2013 was positively impacted by a net gain of approximately $12,096 on the purchase of the Hyatt Union Square, New York, NY, as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred. Additionally, the $31,559 gain on the sale of 12 of the 16 non-core hotels that closed during the year ended December 31, 2013 positively impacted net income applicable to common shareholders.

Comprehensive Income

Comprehensive income applicable to common shareholders for the year ended December 31, 2013 was $34,162 compared to $7,741 for the same period in 2012. This amount was primarily attributable to net income/loss as more fully described above. Further change in other comprehensive income was primarily the result of the positive shift in the position of the fair value of our derivative instruments. For the year ended December 31, 2013, we recorded other comprehensive income of $1,410 when compared to $635 of other comprehensive loss for the year ended December 31, 2012. The expected rise in the interest rate yield curve in the next few years has favorably shifted many of our interest rate swaps from a liability to an asset position.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO DECEMBER 31, 2011

(dollars in thousands, except per share data)

Revenue

Our total revenues for the year ended December 31, 2012 consisted of hotel operating revenues, interest income from our development loan program and other revenue. Hotel operating revenues were approximately 99.3% and 98.4% of total revenues for the years ended December 31, 2012 and 2011, respectively. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that were consolidated in our financial statements during the period. Hotel operating revenues increased $69,849, or 30.5%, from $229,156 for the year ended December 31, 2011 to $299,005 for the same period in 2012. This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2012 and 2011 as well as increases in hotel operating revenues for our same store consolidated hotels.

We acquired interests in the following consolidated hotels that contributed the following operating revenues for the year ended December 31, 2012.

Brand	Location	Acquisition Date	Rooms	2012 Hotel Operating Revenues
Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	116	$16,809
The Boxer	Boston, MA	May 7, 2012	80	2,791
Holiday Inn Express	New York, NY	June 18, 2012	228	10,170
			424	$29,770

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2012 included revenues for the following hotels that were purchased during the year ended December 31, 2011. Hotels acquired during the year ended December 31, 2011 would have a full year of results included in the year ended December 31, 2012 but not necessarily a full year of results during the same period in 2011. We acquired interests in the following consolidated hotels during the year ended December 31, 2011:

Brand	Location	Acquisition Date	Rooms	2012 Hotel Operating Revenues	2011 Hotel Operating Revenues
Holiday Inn Express	Water Street, NY	March 25, 2011	112	$5,847	$5,580
Capitol Hill Hotel	Washington, DC	April 15, 2011	152	7,570	5,319
Courtyard by Marriott	Westside, Los Angeles, CA	May 19, 2011	260	11,871	6,760
Courtyard by Marriott	Miami, FL	November 16, 2011	263	15,952	1,694
Sheraton	New Castle, DE	December 28, 2010	192	6,844	68
			979	$48,084	$19,421

In addition, our same store consolidated portfolio experienced improvements in ADR and occupancy during the year ended December 31, 2012 when compared to the same period in 2011. Occupancy in our same store consolidated hotels increased 280 basis points from approximately 77.2% during the year ended December 31, 2011 to approximately 80.0% for the same period in 2012. ADR improved 3.6%, increasing from $169.58 for the year ended December 31, 2011 to $175.61 during the same period in 2012. These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

We had previously invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that is then leased to hotel developers. Interest income from development loans receivable was $1,998 for the year ended December 31, 2012 compared to $3,427 for the same period in 2011. As of December 31, 2012, the only loans that remained outstanding related to the Hyatt Union Square and Hyatt 48Lex development projects.

Other revenue consists primarily of fees earned for asset management services provided to properties owned by certain of our unconsolidated joint ventures. These fees are earned as a percentage of the revenues of the unconsolidated joint ventures’ hotels. Other revenues were $212 and $330 for the years ended December 31, 2012 and 2011.

Expenses

Total hotel operating expenses increased 33.4% to approximately $161,982 for the year ended December 31, 2012 from $121,402 for the year ended December 31, 2011. Consistent with the increase in hotel operating revenues, increases in hotel operating expenses were primarily due to the acquisitions consummated since the comparable period in 2011, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization of 18.9%, or $7,681, to $48,243 for the year ended December 31, 2012 from $40,562 for the year ended December 31, 2011. Real estate and personal property tax and property insurance increased $3,405, or 21.4%, for the year ended December 31, 2012 when compared to the same period in 2011 due to our acquisitions.

General and administrative expense increased by approximately $4,967 from $18,488 in 2011 to $23,455 in 2012. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expense related to share based compensation increased $2,088 during the year ended December 31, 2012 when compared to the same period of 2011. This increase in share based compensation expense is due primarily from the vesting of shares and restricted share issuances. The Compensation Committee adopted the 2012 Annual LTIP which included $1,785 of stock based compensation expense for the year ended December 31, 2012. In addition, on April 18, 2012, the Compensation Committee entered into amended and restated employment agreements with the Company’s executive officers, adding $822 of stock based compensation for the year ended December 31, 2012. Please refer to “Note 9 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation. Increases in other general and administrative expenses resulted primarily from increases in employee headcount and base or incentive compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated costs will fluctuate from period to period based on our acquisition activities. Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $1,555 from $2,734 for the year ended December 31, 2011 to $1,179 for the year ended December 31, 2012 due to fewer acquisitions consummated during the year ended December 31, 2012. The costs incurred in 2012 were related to the following hotels: $963 related to our acquisition of The Rittenhouse Hotel, Philadelphia, PA; $61 related to acquisition of The Boxer, Boston, MA; $67 related to our acquisition of Holiday Inn Express Manhattan, NY. The costs incurred in 2011 were related to following hotels: Holiday Inn Express, Water Street, NY; Capitol Hill Hotel Washington, DC; Courtyard Westside LA, CA; Courtyard Miami, FL. The remaining costs primarily related to transactions that were terminated during the year.

Operating Income

Operating income for the year ended December 31, 2012 was $46,180 compared to operating income of $32,914 during the same period in 2011. As noted above, the increase in operating income resulted partially from improved performance of our portfolio and acquisitions that have occurred since the beginning of 2011.

Interest Expense

Interest expense increased $3,848 from $33,447 for the year ended December 31, 2011 to $37,295 for the year ended December 31, 2012. The increase in interest expense is due primarily to the new debt and associated interest expense for the acquired properties during 2012 offset partially by lower borrowing costs on our outstanding debt.

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

During the year ended December 31, 2011, as a result of the remeasurement of our interest in the Hiren Boston, LLC joint venture, the owner of the Courtyard by Marriott, in South Boston, MA, we recorded a gain of $2,757.

The Company also entered into two purchase and sale agreements to dispose of 18 non-core hotel properties, four of which were owned in part by the Company through an unconsolidated joint venture. As a result of entering into these purchase and sale agreements, during the year ended December 31, 2011, we recorded an impairment loss of approximately $1,677 for those assets where our investment in the joint venture exceeds the anticipated net proceeds distributable to us based on the purchase price.

Income Tax Benefit

During the year ended December 31, 2012, the Company evaluated the recoverability of its deferred tax assets, and accordingly reversed its valuation allowance against a portion of its deferred tax asset, resulting in an income tax benefit of $3,355. There was no comparable income tax expense or benefit recorded in the prior year as the Company recorded a full valuation allowance against the net operating loss.

Discontinued Operations

During the years ended December 31, 2012 and 2011, the Company closed on the sale of a portfolio of 18 hotel properties and the Comfort Inn West Hanover, PA, all of which were deemed to be non-core properties.  In addition, we transferred the title of the Comfort Inn North Dartmouth, MA to the lender and closed on the sale of two land parcels and improvements located at 585 Eighth Avenue, New York, NY and Nevins Street, Brooklyn, NY.  As a result of these transactions, we recognized gains on disposition of approximately $11,231 and $991 for the years ended December 31, 2012 and 2011, respectively.

The Company recorded an impairment loss of approximately $30,248 during the year ended December 31, 2011 for certain of the 18 non-core assets where the anticipated net proceeds would not exceed the carrying values.

The operating results for all 20 of the above described hotel properties and two land parcels have been reclassified to discontinued operations in the statement of operations for the years end December 31, 2012 and 2011, respectively.

We recorded income from discontinued operations of approximately $3,489 during the twelve months ended December 31, 2012, compared to income of approximately $2,189 during the twelve months ended December 31, 2011. See “Note 12 – Discontinued Operations” for more information.

Net Income/Loss

Net income applicable to common shareholders for the year ended December 31, 2012 was $8,376 compared to net loss applicable to common shareholders of $35,733 for the same period in 2011. Net income applicable to common shareholders for the year ended December 31, 2011 was negatively impacted by an impairment charge of approximately $30,248 related to the sale of the 18 non-core hotels discussed above.

During the year ended December 31, 2011, we issued 4,600,000 preferred shares which increased our preferred dividend $3,501 for the year ended December 31, 2012. See “Note 1 – Organization And Summary Of Significant Accounting Policies” of the notes to the consolidated financial statements for the years ended December 31, 2012 and 2011 for more information.

Comprehensive Income

Comprehensive income applicable to common shareholders for the year ended December 31, 2012 was $7,741 compared to a loss of $36,546 for the same period in 2011. This amount was primarily attributable to net income/loss as more full described above. Further change in other comprehensive income was primarily the result of the positive shift in the position of the fair value of our derivative instruments. For the year ended December 31, 2012, we recorded other comprehensive loss of $635 compared to $813 of other comprehensive loss for the year ended December 31, 2011.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of December 31, 2013. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of December 31, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and the revolving line of credit was undrawn. As of December 31, 2013, our remaining borrowing capacity under the $400,000 credit facility was $244,175, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $400,000 credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

Subsequent to December 31, 2013, the Company has received a commitment from its existing bank group and is in the process of amending the current $400,000 credit facility which would allow the Company to increase the size of the facility while simultaneously extending the tenor and reducing the pricing. The revised credit facility is expected to close by the end of the first quarter of 2014, subject to lender approval.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2013, we have $17,500 indebtedness payable on or before December 31, 2014. During 2012, we used borrowings provided under the unsecured term loan portion of the $400,000 credit facility to repay mortgages on seven hotel properties. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $400,000 credit facility and the issuance of our securities.

On May 8, 2012, we closed on a public offering in which we issued and sold 24,000,000 common shares through several underwriters for net proceeds to us of approximately $128,558. Immediately upon the closing, we contributed all of the net proceeds of the offering to HHLP in exchange for additional Common Units in HHLP. HHLP used the net proceeds of this offering to reduce some of the indebtedness outstanding under our revolving line of credit facility and for general corporate purposes, including the funding of future acquisitions.

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

Common Share Repurchase Plan

In December 2012, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares through December 31, 2013. We did not repurchase any common shares prior to the expiration of the share repurchase program. In January 2014, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2014. As of February 26, 2014, we have not repurchased any common shares pursuant to the share repurchase program. We may begin to repurchase common shares in the first quarter of 2014. However, we are under no obligation to do so and we cannot assure you that we will begin repurchasing our common shares at such time or at all.

Development Loans Receivable

During April 2013, we acquired the Hyatt Union Square, and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety. Furthermore, the development loan related to the Hyatt 48Lex was paid in full during the year ended December 31, 2013. As of December 31, 2013, we had no outstanding development loans receivable.

Acquisitions

During the year ended December 31, 2013, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price
Hyatt Union Square, New York, NY*	4/9/2013	$32,940	$79,300	$9,760	$1,945	$123,945
Courtyard by Marriott, San Diego, CA	5/30/2013	15,656	51,674	3,671	183	71,184
Residence Inn, Coconut Grove, FL	6/12/2013	4,146	17,456	218	75	21,895
Blue Moon, Miami Beach, FL	12/20/2013	4,874	20,354	1,125	-	26,353
Winter Haven, Miami Beach, FL	12/20/2013	5,400	18,147	1,050	-	24,597

Total		$63,016	$186,931	$15,824	$2,203	$267,974

* We recognized a net gain of approximately $12,096 on the purchase of the Hyatt Union Square hotel as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred.

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

On October 16, 2013, the Company entered into a purchase and sale agreement to acquire the Hotel Oceana, located in Santa Barbara, CA, from an unaffiliated seller for approximately $42,000, including the assumption of $25,250 in mortgage debt. This transaction is expected to close by the end of the first quarter of 2014.

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the $250,000 unsecured revolving line of credit portion of our $400,000 credit facility. We believe that the net cash provided by operations in the coming year and borrowings drawn on the $250,000 revolving line of credit portion of our $400,000 credit facility will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the internal revenue code of 1986, as amended.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2013, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the year ended December 31, 2013 was $90,261 and cash used for the payment of distributions and dividends for the year ended December 31, 2013 was $66,757.

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

Spending on capital improvements during the year ended December 31, 2013 increased when compared to the same period in 2012. During the year ended December 31, 2013 we spent $42,854 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $28,443 during the same period in 2012. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have two ongoing hotel development projects. We are re-developing a Hampton Inn in lower Manhattan, New York, NY and tentatively project the hotel to open in the second quarter of 2014. In addition, we have entered into a purchase and sale agreement to acquire the Hilton Garden Inn, located on 52nd Street in New York, NY upon completion of construction for an approximate purchase price of $74,000. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns. These projects will require significant capital which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements. During the year ended December 31, 2013 we spent $20,054 on hotel development projects. This compares to $10,171 during the same period in 2012.

We may spend additional amounts, if necessary, to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We expect to use operating cash flow, borrowings under the $250,000 revolving line of credit portion of our $400,000 credit facility, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the reserves referenced above.

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Years Ended December 31, 2013 and December 31, 2012

Net cash provided by operating activities increased $18,505, from $71,756 for the year ended December 31, 2012 to $90,261 for 2013. Net income, adjusted for non-cash items such as gain on acquisition of hotel assets, gain on disposition of hotel properties, impairment of assets, benefit for income taxes, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income/loss from and distributions from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $4,720 for the year ended December 31, 2013 when compared to 2012. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. In addition to these increases in cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as payments into escrows, and repaying working capital liabilities, such as accounts payable and accrued expenses.

Net cash used in investing activities increased $69,657, from $55,817 for year ended December 31, 2012 to $125,474 for 2013. Spending on the purchase of hotel properties, deposits on hotel acquisitions and development projects was $142,474 higher during 2013 compared to 2012. Offsetting this increase in spending on the purchase of new hotels was in increase in proceeds from the disposition of hotel properties, which during the year ended December 31, 2013 was $72,293 higher than during the year ended December 31, 2012.

Net cash provided by financing activities for year ended December 31, 2013 was $2,367 compared to $28,552 during the same period in 2012. During the year ended December 31, 2013, we received proceeds of $72,370 from the issuance of our series C preferred shares and used $60,000 of these proceeds to redeem our series A preferred shares, resulting in net proceeds of $12,370.  During the same period in 2012 we received net proceeds of $128,558 from the issuance of common shares. Dividends and distributions payable increased $6,630 during the year ended December 31, 2013, compared to 2012, due to an increase in the number of outstanding common shares as a result of a common stock offering completed in May 2012, and the additional preferred share dividends we paid due to the timing of the preferred stock offering and subsequent redemption which occurred in March 2013.  For the year ended December 31, 2013, borrowings under our unsecured term loan and mortgages and notes payable, net of repayments provided cash of $60,602, compared to net repayments of $39,783 for the same period in 2012.

Comparison of the Years Ended December 31, 2012 and December 31, 2011

Net cash provided by operating activities increased $13,088, from $58,668 for the year ended December 31, 2011 to $71,756 for 2012. Net income, adjusted for non-cash items such as gain on disposition of hotel properties, impairment of assets, benefit for income taxes, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income/loss from and distributions from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased $16,556 for the year ended December 31, 2012 when compared to 2011. This is primarily due to cash provided by properties acquired over the past eighteen months and improving operating results within our existing portfolio. Offsetting the increases in cash provided by these operating activities was an increase in net cash used in funding working capital assets, such as accounts payable and accrued expenses.

Net cash used in investing activities decreased $174,941, from $230,758 for year ended December 31, 2011 compared to $55,817 for the same period during 2012. During the year ended December 31, 2011, purchases of hotel property assets was $98,762 higher than during the same period in 2012. Additionally, proceeds from the disposition of hotel properties during the year ended December 31, 2012 increased $61,361 when compared to the same period in 2011 as a result of our sale of non-core assets during 2012.

Net cash provided by financing activities for year ended December 31, 2012 was $28,552 compared to $131,062 during the same period in 2011.  The decrease in cash provided by financing activities during the year ended December 31, 2012 was primarily the result of an increase in the repayment of mortgages and notes payable. Repayments, funded in part by borrowings under the $100,000 unsecured term loan portion of our $400,000 credit facility, were $179,285 higher during the year ended December 31, 2012 compared to the same period in 2011. Net repayments on our revolving credit facility were $56,000 higher during the year ended December 31, 2012 than in the same period during 2011. Offsetting this increase in cash used to repay the line of credit and mortgagees and notes payable were proceeds from our common stock offering. During the second quarter of 2012, we completed an offering of common shares with net proceeds of $128,558. During the second quarter of 2011, we completed an offering of Series B preferred shares with net proceeds of $110,977. These offerings have increased our preferred dividend obligations and common dividend payments resulting in a net increase in total dividends and distributions paid of $12,995 when comparing the years ended December 31, 2012 and 2011.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FUNDS FROM OPERATIONS

(in thousands, except share data)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We calculate FFO applicable to common shares and Common Units in accordance with the April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP) excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated assets, gains on hotel acquisitions, plus certain non-cash items, such as loss from impairment of assets and depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our interpretation of the NAREIT definition is that noncontrolling interest in net income (loss) should be added back to (deducted from) net income (loss) as part of reconciling net income (loss) to FFO. Our FFO computation may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.

The GAAP measure that we believe to be most directly comparable to FFO, net income (loss) applicable to common shareholders, includes loss from the impairment of certain depreciable assets, our investment in unconsolidated joint ventures and land, depreciation and amortization expenses, gains or losses on property sales, gains on hotel acquisitions, noncontrolling interest and preferred dividends. In computing FFO, we eliminate these items because, in our view, they are not indicative of the results from our property operations. We determined that the loss from the impairment of certain depreciable assets including investments in unconsolidated joint ventures and land, was driven by a measurable decrease in the fair value of certain hotel properties and other assets as determined by our analysis of those assets in accordance with applicable GAAP. As such, these impairments have been eliminated from net loss to determine FFO.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Net income (loss) applicable to common shareholders	$32,752	$8,376	$(35,733)
Income allocated to noncontrolling interests	335	(158)	(1,734)
Income (loss) from unconsolidated joint ventures	1,835	2,124	(1,290)
Gain on hotel acquisition	(12,096)	-	-
Gain on disposition of hotel properties	(32,121)	(11,231)	(991)
Loss from impairment of depreciable assets	10,314	-	30,248
Depreciation and amortization	55,784	48,243	40,562
Depreciation and amortization from discontinued operations	7,050	9,148	15,142
FFO allocated to noncontrolling interests in consolidated joint ventures (1)	-	-	147
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	63,853	56,502	46,351

(Loss) income from Unconsolidated Joint Ventures	(1,835)	(2,124)	1,290
Loss (gain) from remeasurement of investment in unconsolidated joint ventures	-	1,892	(2,757)
Impairment of investment in unconsolidated joint ventures	1,813	-	1,677
Depreciation and amortization of purchase price in excess of historical cost (2)	596	902	1,965
Interest in depreciation and amortization of unconsolidated joint ventures (3)	6,068	5,441	5,906
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	6,642	6,111	8,081

Funds from Operations applicable to common shareholders and Partnership units	$70,495	$62,613	$54,432

Weighted Average Common Shares and Units Outstanding
Basic	198,390,450	187,415,270	168,753,382
Diluted	208,886,212	198,110,615	181,090,322

 (1)Adjustment made to deduct FFO related to the noncontrolling interest in our consolidated joint ventures. Represents the portion of net income and depreciation allocated to our joint venture partners.

(2)Adjustment made to add depreciation of purchase price in excess of historical cost of the assets in the unconsolidated joint venture at the time of our investment.

(3)Adjustment made to add our interest in real estate related depreciation and amortization of our unconsolidated joint ventures. Allocation of depreciation and amortization is consistent with allocation of income and loss.

Certain amounts related to depreciation and amortization and depreciation and amortization from discontinued operations in the prior year FFO reconciliation have been recast to conform to the current year presentation. In addition, based on guidance provided by NAREIT, we have eliminated loss from the impairment of certain depreciable assets, including investments in unconsolidated joint ventures and land, from net income (loss) to arrive at FFO in each year presented.

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

Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:

•a significant decrease in the market price of a long-lived asset;

•a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

•a current expectation that, it is more likely than not that, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

As of December 31, 2013, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

Development Loans Receivable

The Company accounts for the credit risk associated with its development loans receivable by monitoring the portfolio for indications of impairment. Our methodology consists of the following:



•Identifying loans for individual review. In general, these consist of development loans that are not performing in accordance with the contractual terms of the loan.

•Assessing whether the loans identified for review are impaired. That is, whether it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. We determine the amount of impairment by calculating the estimated fair value, discounted cash flows or the value of the underlying collateral.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2013.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter
Long Term Debt	$17,500	$100,188	$302,648	$181,184	$13,802	$51,548
Interest Expense on Long Term Debt	35,229	30,161	21,417	3,984	1,717	30,067
Unsecured Term Loan	-	150,000	-	-	-	-
Unsecured Line of Credit	-	-	-	-	-	-
Interest Expense on Unsecured Term Loan	4,815	4,414	-	-	-	-
Hotel Ground Rent	735	735	735	735	735	60,930
Total	$58,279	$285,498	$324,800	$185,903	$16,254	$142,545

Item 7A .Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2013, we are exposed to interest rate risk with respect to variable rate borrowings under our $400,000 credit facility and certain variable rate mortgages and notes payable. As of December 31, 2013, we had total variable rate debt outstanding of $125,025 with a weighted average interest rate of 3.82%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2013 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2013 of $1,627.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2013, we have an interest rate cap related to debt on the Hotel 373, New York, NY, Hyatt Union Square, New York, NY and our two subordinated notes payable, and we have four interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, and our corporate credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2013 all of our outstanding consolidated long-term indebtedness (excluding $45,835 in outstanding mortgage indebtedness related to assets held for sale) is subject to fixed rates or effectively capped, including borrowings under our $400,000 revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2013 to be approximately $811,850 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2013 to be approximately $846,579.

	2014		2015		2016		2017		2018		Thereafter	Total

Fixed Rate Debt	$16,298		$248,910		$217,597		$149,403		$13,802		$-	$646,010
Weighted Average Interest Rate	5.10%		5.65%		5.52%		7.15%		7.15%		0.00%	6.11%

Floating Rate Debt	$372		$396		$55,420		$17,289		$-		$51,548	$125,025
Weighted Average Interest Rate	3.81%		3.81%		3.37%		3.16%		3.16%		3.16%	3.41%

Discontinued Operations	$830		$882		$29,631		$14,492		$-		$-	$45,835
Weighted Average Interest Rate	5.92%		5.92%		5.59%		5.59%		-		-	5.75%
	$17,500	-	$250,188	-	$302,648	-	$181,184	-	$13,802	-	$51,548	$816,870

The table incorporates only those exposures that existed as of December 31, 2013, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

The following table illustrates expected principal repayments and certain adjustments to reflect:

●the Company’s exercise of each of the extension options within its discretion or upon lender approval, and

●the lender’s extension of the maturity of the revolving line of credit extension option.

	2014	2015	2016	2017	2018	Thereafter	Total

Principal repayments due as of December 31, 2013, as noted above	$17,500	$250,188	$302,648	$181,184	$13,802	$51,548	$816,870

Less: Discontinued Operations (1)	($830)	($882)	($29,631)	($14,492)	-	-	($45,835)

Adjustments: Extension Options (2)
Courtyard - Miami Beach Oceanfront (3)	-	-	(60,000)	60,000	-	-	-
Courtyard - Los Angeles, CA (4)	-	-	-	(24,000)	24,000	-	-
Capitol Hill Hotel - Washington DC (5)	-	(23,635)	1,467	22,168	-	-	-
Hyatt Union Square - New York, NY (6)	-	-	(55,000)	55,000	-	-	-
Unsecured Term Loan (7)	-	(150,000)	-	150,000	-	-	-
As Adjusted Principal Repayments	$16,670	$75,671	$159,484	$429,860	$37,802	$51,548	$771,035

(1) Represents the remaining 4 properties with mortgage debt under definitive agreement to be sold to Blackstone.
(2) Adjustments include amortization of principal scheduled to occur subsequent to December 31, 2013 through maturity date and extended maturity date if options are exercised.
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

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Page

Report of Independent Registered Public Accounting Firm	20
Consolidated Balance Sheets as of December 31, 2013 and 2012	20
Consolidated Statement of Operations for the years ended December 31, 2013, 2012, and 2011	20
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011	20
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011	20
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	20
Notes to Consolidated Financial Statements	20
Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2013	20

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of Hersha Hospitality Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2014

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	December 31, 2013	December 31, 2012
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $85,759 and $86,657	$1,535,835	$1,466,713
Investment in Unconsolidated Joint Ventures	12,044	16,007
Development Loans Receivable	-	28,425
Cash and Cash Equivalents	36,213	69,059
Escrow Deposits	25,938	26,792
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $43 and $365	9,141	11,538
Deferred Financing Costs, Net of Accumulated Amortization of $7,070 and $4,841	7,570	8,695
Due from Related Parties	11,124	8,488
Intangible Assets, Net of Accumulated Amortization of $3,227 and $2,413	7,603	8,698
Deposits on Hotel Acquisitions	18,586	37,750
Other Assets	27,460	25,514
Hotel Assets Held for Sale	56,583	-

Total Assets	$1,748,097	$1,707,679

Liabilities and Equity:
Line of Credit	$-	$-
Unsecured Term Loan	150,000	100,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $55,714 and $57,256	571,953	641,160
Accounts Payable, Accrued Expenses and Other Liabilities	40,852	33,838
Dividends and Distributions Payable	15,955	15,621
Due to Related Parties	4,815	4,403
Liabilities Related to Hotel Assets Held for Sale	45,835	-

Total Liabilities	880,958	846,570

Redeemable Noncontrolling Interests - Common Units (Note 1)	$-	$15,321

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 shares Authorized, 7,600,000 Series B and C Shares Issued and Outstanding at December 31, 2013 and 7,000,000 Series A and B Preferred Shares Issued and Outstanding at December 31, 2012, with Liquidation Preferences of $25 Per Share (Note 1)	76	70
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at December 31, 2013 and December 31, 2012, 202,759,419 and 198,672,356 Shares Issued and Outstanding at December 31, 2013 and December 31, 2012, respectively	2,028	1,986
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding	-	-
Accumulated Other Comprehensive Loss	(376)	(1,786)
Additional Paid-in Capital	1,200,798	1,178,292
Distributions in Excess of Net Income	(364,568)	(348,734)
Total Shareholders' Equity	837,958	829,828

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	29,523	15,484
Noncontrolling Interests - Consolidated Variable Interest Entity	(342)	476
Total Noncontrolling Interests	29,181	15,960

Total Equity	867,139	845,788

Total Liabilities and Equity	$1,748,097	$1,707,679

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2013	2012	2011
Revenue:
Hotel Operating Revenues	$338,064	$299,005	$229,156
Interest Income from Development Loans	158	1,998	3,427
Other Revenues	191	212	330
Total Revenues	338,413	301,215	232,913

Operating Expenses:
Hotel Operating Expenses	188,431	161,982	121,402
Gain on Insurance Settlements	(403)	-	-
Hotel Ground Rent	985	835	877
Real Estate and Personal Property Taxes and Property Insurance	24,083	19,341	15,936
General and Administrative (including Share Based Payments of $9,746, $9,678 and $7,590 for the years ended December 31, 2013, 2012, and 2011, respectively)	24,025	23,455	18,488
Acquisition and Terminated Transaction Costs	974	1,179	2,734
Depreciation and Amortization	55,784	48,243	40,562
Gain on Hotel Acquisitions, Net	(12,096)	-	-
Total Operating Expenses	281,783	255,035	199,999

Operating Income	56,630	46,180	32,914

Interest Income	1,784	1,311	456
Interest Expense	39,984	37,295	33,447
Other Expense	897	740	1,011
Loss on Debt Extinguishment	545	3,189	102
Income (Loss) Before (Loss) Income from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	16,988	6,267	(1,190)

(Loss) Income from Unconsolidated Joint Ventures	(22)	(232)	210
Impairment of Investment in Unconsolidated Joint Venture	(1,813)	-	(1,677)
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Venture	-	(1,892)	2,757
(Loss) Income from Unconsolidated Joint Venture Investments	(1,835)	(2,124)	1,290

Income Before Income Taxes	15,153	4,143	100

Income Tax Benefit	5,600	3,355	-

Income from Continuing Operations	20,753	7,498	100

Discontinued Operations (Note 12):
Gain on Disposition of Hotel Properties	32,121	11,231	991
Impairment of Discontinued Assets	(10,314)	-	(30,248)
Income from Discontinued Operations, Net of Income Taxes	7,388	3,489	2,189
Income (Loss) from Discontinued Operations	29,195	14,720	(27,068)

Net Income (Loss)	49,948	22,218	(26,968)

(Income) Loss Allocated to Noncontrolling Interests	(335)	158	1,734
Preferred Distributions	(14,611)	(14,000)	(10,499)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	(2,250)	-	-

Net Income (Loss) Applicable to Common Shareholders	$32,752	$8,376	$(35,733)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2013		2012		2011
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.02		$(0.03)		$(0.06)
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	0.14		0.08		(0.15)

Net (Loss) Income Applicable to Common Shareholders	$0.16		$0.04		$(0.21)

DILUTED
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.02		$(0.03)		$(0.06)
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	0.14		0.08		(0.15)

Net (Loss) Income Applicable to Common Shareholders	$0.16		$0.04		$(0.21)

Weighted Average Common Shares Outstanding:
Basic	198,390,450		187,415,270		168,753,382
Diluted	201,918,177	*	187,415,270	*	168,753,382	*

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011

Common Units of Limited Partnership Interest	6,968,035	7,208,123	7,295,112
Unvested Stock Awards Outstanding	-	433,097	584,216
Contingently Issuable Share Awards	-	2,778,545	2,097,456
Options to Acquire Common Shares Outstanding	-	275,580	2,360,156
Total Potentially Dilutive Securities Excluded from the Denominator	6,968,035	10,695,345	12,336,940

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS]

	2013	2012	2011
Net Income (Loss)	$49,948	$22,218	$(26,968)
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	2,694	1,073	(367)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(1,284)	(1,708)	(446)

Comprehensive Income (Loss)	51,358	21,583	(27,781)
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(335)	158	1,734
Less: Preferred Distributions	(14,611)	(14,000)	(10,499)
Less: Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	(2,250)	-	-
Comprehensive Income (Loss) Attributable to Common Shareholders	$34,162	$7,741	$(36,546)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

[IN THOUSANDS]

		Shareholders' Equity								Noncontrolling Interests					Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Shares	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Shares	Common Units ($)
Balance at December 31, 2012	198,672,356	1,986	-	7,000,000	70	1,178,292	(1,786)	(348,734)	829,828	4,048,254	15,484	476	15,960	845,788	3,064,252	15,321
Unit Conversion/Redemption	27,790	1	-	-	-	(234)	-	-	(233)	(197,790)	(766)	-	(766)	(999)	-	-
Reclassification of Noncontrolling Interest	-	-	-	-	-	-	-	-	-	3,064,252	15,365	-	15,365	15,365	(3,064,252)	(15,365)
Preferred Stock
Preferred Stock Offering, Net of Costs	-	-	-	3,000,000	30	72,340	-	-	72,370	-	-	-	-	72,370	-	-
Preferred Stock Redemption	-	-	-	(2,400,000)	(24)	(59,976)	-	-	(60,000)	-	-	-	-	(60,000)	-	-
Dividends and Distributions declared:
Common Stock ($0.24 per share)	-	-	-	-	-	-	-	(50,836)	(50,836)	-	-	-	-	(50,836)	-	-
Preferred Stock	-	-	-	-	-	-	-	(14,611)	(14,611)	-	-	-	-	(14,611)	-	-
Common Units ($0.24 per share)	-	-	-	-	-	-	-	-	-	-	(1,669)	-	(1,669)	(1,669)	-	-
Dividend Reinvestment Plan	7,206	-	-	-	-	38	-	-	38	-	-	-	-	38	-	-
Stock Based Compensation				-						-			-		-
Grants	4,052,067	41	-	-	-	467	-	-	508	-	-	-	-	508	-	-
Amortization	-	-	-	-	-	9,871	-	-	9,871	-	-	-	-	9,871	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	1,410	-	1,410	-	-	-	-	1,410	-	-
Net Income (Loss)	-	-	-	-	-	-	-	49,613	49,613	-	1,109	(818)	291	49,904	-	44
Balance at December 31, 2013	202,759,419	2,028	-	7,600,000	76	1,200,798	(376)	(364,568)	837,958	6,914,716	29,523	(342)	29,181	867,139	-	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

[IN THOUSANDS]

	Shareholders' Equity									Noncontrolling Interests						Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Shares	Common Units ($)	Consolidated Joint Ventures ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Shares	Common Units ($)
Balance at December 31, 2011	169,969,973	1,699	-	7,000,000	70	1,041,027	(1,151)	(310,972)	730,673	4,206,064	16,862	307	-	17,169	747,842	3,064,252	14,955
Unit Conversion	157,810	1	-	-	-	571	-	-	572	(157,810)	(572)	-	-	(572)	-	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	(966)	-	-	(966)	-	-	-	-	-	(966)	-	966
Common Stock Issuance	-			-						-						-
Common Stock Offering, Net of Costs	24,000,000	240	-	-	-	128,318	-	-	128,558	-	-	-	-	-	128,558	-	-
Common Stock Option Cancellation	2,521,561	25	-	-	-	(25)	-		-	-	-	-	-	-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.24 per share)	-	-	-	-	-	-	-	(46,138)	(46,138)	-	-	-	-	-	(46,138)	-	-
Preferred Stock	-	-	-	-	-	-	-	(14,000)	(14,000)	-	-	-	-	-	(14,000)	-	-
Common Units ($0.24 per share)	-	-		-		-	-	-	-	-	(991)	-	-	(991)	(991)	-	(736)
Dividend Reinvestment Plan	5,117	-	-	-	-	24	-	-	24	-	-	-	-	-	24	-	-
Stock Based Compensation
Grants	2,017,895	21	-	-	-	2,616	-	-	2,637	-	-	-	-	-	2,637	-	-
Amortization	-	-	-	-	-	6,727	-	-	6,727	-	-	-	-	-	6,727	-	-
Consolidation of Variable Interest Entity	-	-	-	-	-	-	-	-	-	-	-		956	956	956	-	-
Deconsolidation of Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	(307)	-	(307)	(307)	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(635)	-	(635)	-	-	-	-	-	(635)	-	-
Net Income (Loss)	-	-	-	-	-	-	-	22,376	22,376	-	185	-	(480)	(295)	22,081	-	136
Balance at December 31, 2012	198,672,356	1,986	-	7,000,000	70	1,178,292	(1,786)	(348,734)	829,828	4,048,254	15,484	-	476	15,960	845,788	3,064,252	15,321

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

[IN THOUSANDS]

	Shareholders' Equity									Noncontrolling Interests					Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Shares	Common Units ($)	Consolidated Joint Ventures ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Shares	Common Units ($)
Balance at December 31, 2010	169,205,638	1,692	-	2,400,000	24	918,215.00	(338)	(236,159)	683,434	4,404,660	19,410	474	19,884	703,318	3,014,252	19,894
Unit Conversion	195,000	2	-	-	-	637	-	-	639	(245,000)	(868)	-	(868)	(229)	50,000	230
Reallocation of Noncontrolling Interest	-	-	-	-	-	3,835	-	-	3,835	-	(13)	-	(13)	3,822	-	(3,822)
Preferred Stock Issuance
Preferred Stock Offering, Net of Costs	-	-	-	4,600,000	46	110,931	-	-	110,977	-	-	-	-	110,977	-	-
Common Units Issued for Acquisitions	-	-	-	-	-	-	-	-	-	46,404	204	-	204	204	-	-
Dividends and Distributions declared:
Common Stock ($0.23 per share)	-	-	-	-	-	-	-	(39,080)	(39,080)	-	-	-	-	(39,080)	-	-
Preferred Stock	-	-	-	-	-	-	-	(10,499)	(10,499)	-	-	-	-	(10,499)	-	-
Common Units ($0.23 per share)	-	-				-	-	-	-	-	(969)	-	(969)	(969)	-	(702)
Dividend Reinvestment Plan	2,933	-	-	-	-	14	-	-	14	-	-	-	-	14	-	-
Stock Based Compensation
Grants	566,402	5	-	-	-	1,630	-	-	1,635	-	-	-	-	1,635	-	-
Amortization	-	-	-	-	-	5,765	-	-	5,765	-	-	-	-	5,765	-	-
Contribution by Noncontrolling Interests in Consolidated Joint Venture	-	-	-	-	-	-	-	-	-	-	-	342	342	342	-	-
Deconsolidation of Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	(322)	(322)	(322)	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(813)	-	(813)	-	-	-	-	(813)	-	-
Net Income (Loss)	-	-	-	-	-	-	-	(25,234)	(25,234)	-	(902)	(187)	(1,089)	(26,323)	-	(645)
Balance at December 31, 2011	169,969,973	1,699.00	-	7,000,000	70	1,041,027	(1,151)	(310,972)	730,673	4,206,064	16,862	307	17,169	747,842	3,064,252	14,955

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

[IN THOUSANDS]

	2013	2012	2011
Operating Activities:
Net Income	$49,948	$22,218	$(26,968)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Acquisition of Hotel Assets, Net	(12,096)	-	-
Gain on Disposition of Hotel Assets	(32,121)	(11,231)	(991)
Impairment of Assets	10,314	-	30,165
Deferred Taxes	(5,500)	(3,355)	-
Depreciation	61,801	56,071	55,704
Amortization	2,545	3,680	3,739
Debt Extinguishment	471	2,261	145
Development Loan Interest Added to Principal	-	(678)	(2,094)
Equity in Loss (Income) of Unconsolidated Joint Ventures	1,835	2,124	(1,290)
Distributions from Unconsolidated Joint Ventures	568	1,387	132
Loss Recognized on Change in Fair Value of Derivative Instrument	22	658	125
Stock Based Compensation Expense	9,746	9,678	7,590
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	2,419	(235)	(1,358)
Escrows	476	(1,944)	(4,378)
Other Assets	(4,269)	(2,683)	(914)
Due from Related Parties	(2,636)	(5,500)	(1,120)
Increase (Decrease) in:
Due to Related Parties	412	1,541	1,993
Accounts Payable, Accrued Expenses and Other Liabilities	6,326	(2,236)	(1,812)
Net Cash Provided by Operating Activities	$90,261	$71,756	$58,668

Investing Activities:
Purchase of Hotel Property Assets	$(217,142)	$(67,637)	$(167,149)
Deposits on Hotel Acquisitions, Net	(1,836)	(18,750)	(18,000)
Capital Expenditures	(42,854)	(28,443)	(26,201)
Cash Paid for Hotel Development Projects	(20,054)	(10,171)	(32,120)
Proceeds from Disposition of Hotel Properties and Investment in Unconsolidated Joint Venture	136,015	63,722	2,361
Net Changes in Capital Expenditure Escrows	(1,287)	(4,454)	(1,299)
Investment in Notes Receivable	-	(150)	-
Repayment of Notes Receivable	-	1,720	(1,570)
Proceeds from Insurance Claims	5,001	-	-
Repayment of Development Loans Receivable	15,122	8,000	-
Distributions from Unconsolidated Joint Venture	1,711	476	-
Cash paid for franchise fee intangible	-	-	(65)
Advances and Capital Contributions to Unconsolidated Joint Ventures	(150)	(130)	13,285
Net Cash Used in Investing Activities	$(125,474)	$(55,817)	$(230,758)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS]

	2013	2012	2011
Financing Activities:
Proceeds from (Repayments of) Borrowings Under Line of Credit, Net	$-	$(51,000)	$5,000
Proceeds from Unsecured Term Loan Borrowing	50,000	100,000	-
Principal Repayment of Mortgages and Notes Payable	(54,398)	(187,478)	(8,193)
Proceeds from Mortgages and Notes Payable	65,000	98,695	71,278
Cash Paid for Deferred Financing Costs	(2,283)	(96)	(868)
Proceeds from Issuance of Preferred Stock, Net	72,370	-	110,977
Proceeds from Issuance of Common Stock, Net	-	128,558	-
Redemption of Preferred Stock	(60,000)	-	-
Redemption of Common Partnership Units	(1,000)	-	-
Settlement of Interest Rate Cap	(565)	-	-
Dividends Paid on Common Shares	(50,553)	(44,391)	(37,323)
Dividends Paid on Preferred Shares	(14,522)	(14,000)	(8,199)
Distributions Paid on Common Partnership Units	(1,682)	(1,736)	(1,610)
Net Cash Provided by Financing Activities	$2,367	$28,552	131,062

Net (Decrease) Increase in Cash and Cash Equivalents	$(32,846)	$44,491	$(41,028)
Cash and Cash Equivalents - Beginning of Period	69,059	24,568	65,596

Cash and Cash Equivalents - End of Period	$36,213	$69,059	$24,568

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

The Partnership owns a taxable REIT subsidiary (“TRS”), 44 New England Management Company (“44 New England” or “TRS Lessee”), which leases certain of the Company’s hotels.

Hersha’s common shares of beneficial interest trade on the New York Stock Exchange (“the NYSE”) under the ticker symbol "HT", its 8.0% Series B preferred shares of beneficial interest trade on the NYSE under the ticker symbol “HT PR B” and its 6.875% Series C preferred shares of beneficial interest trade on the NYSE under the ticker symbol “HT PR C.”

As of December 31, 2013, the Company, through the Partnership and subsidiary partnerships, wholly owned 48 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2013, the Company owned joint venture interests in another six properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

Mystic Partners, LLC owns an interest in four hotel properties. Our interest in Mystic Partners, LLC is relative to our interest in each of the four properties owned by the joint venture as defined in the joint venture’s governing documents. Each of the four properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and our joint venture partner in Mystic Partners, LLC.

The properties are managed by eligible independent management companies, including Hersha Hospitality Management, LP (“HHMLP”). HHMLP is owned in part by certain of our trustees and executive officers and other unaffiliated third party investors.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; Brisam Management DE, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $6,210 as of December 31, 2013. Also, Mystic Partners Leaseco, LLC; and South Bay Boston, LLC lease hotel properties from our joint venture interests and are VIEs. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Brisam Management DE, LLC is consolidated in our financial statements, as we are considered to be the primary beneficiary. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

The Company periodically reviews the carrying value of its investment in unconsolidated joint ventures to determine if circumstances indicate impairment to the carrying value of the investment that is other than temporary. When an impairment indicator is present, we will estimate the fair value of the investment. Our estimate of fair value takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. This determination requires significant estimates by management, including the expected cash flows to be generated by the assets owned and operated by the joint venture. To the extent impairment has occurred and the impairment is considered other than temporary, the loss will be measured as the excess of the carrying amount over the fair value of our investment in the unconsolidated joint venture.

Development Loans Receivable

Historically, the Company provided secured first-mortgage and mezzanine financing to hotel developers. Development loans receivable have been recorded at cost and reviewed for potential impairment on an on-going basis. The Company’s development loans receivable were each secured by various hotel or hotel development properties or partnership interests in hotel or hotel development properties. Historically, we have determined that the borrowers generally were not VIEs, or in the limited instances where we had determine that the borrower was a VIE, our interest did not represent a controlling financial interest. Accordingly, we did not consolidate the operating results of the borrower in our consolidated financial statements. Our evaluation of this determination was made by reviewing the sufficiency of the borrower’s equity at risk, the rights of the borrower, and which party has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. The analysis utilized by the Company in evaluating the development loans receivable involved considerable management judgment and assumptions.

A development loan receivable was considered impaired when it was probable, based on then current information, that the Company would be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, was measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and in banks plus short-term investments with an initial maturity of three months or less when purchased.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

Development Project Capitalization

We have opportunistically engaged in the development and re-development of hotel assets. We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2013, 2012 and 2011 was 96.7%,  96.5%, and 95.9%, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

We classify the noncontrolling interests of our consolidated joint ventures, consolidated variable interest entity, and certain Common Units (“Nonredeemable Common Units”) as equity. The noncontrolling interests of Nonredeemable Common Units totaled $29,523  as of December 31, 2013 and $15,484 as of December 31, 2012. As of December 31, 2013, there were 6,914,716 Nonredeemable Common Units outstanding with a fair market value of $38,515, based on the price per share of our common shares on the NYSE on such date.

In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Prior to February 1, 2013, certain Common Units (“Redeemable Common Units”) had been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units. The redemption feature contained in the pledge and security agreement where the Redeemable Common Units served as collateral contains a provision that could result in a net cash settlement outside of the control of the Company. As a result, prior to February 1, 2013, the Redeemable Common Units were classified in the mezzanine section of the consolidated balance sheets as they do not meet the requirements for equity classification under US GAAP. Effective February 1, 2013, the aforementioned pledge and security agreement is no longer in place and therefore these Common Units will be treated as Nonredeemable Common Units in future filings. The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of December 31, 2013, there were no outstanding Common Units designated as Redeemable Common Units. As of December 31, 2012, the Redeemable Common Units were valued on the consolidated balance sheets at redemption value since the Redeemable Common Units redemption value was greater than historical cost of $11,753.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Terms of the Series B and Series C Preferred Shares outstanding at December 31, 2013 and the Series A and Series B Preferred Shares outstanding at December 31, 2012 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2013	December 31, 2012	Aggregate Liquidation Preference	Distribution Rate	2013	2012	2011

Series A	-	2,400,000	$60,000	8.000%	$0.5000	$2.0000	$2.0000
Series B	4,600,000	4,600,000	$115,000	8.000%	$2.0000	$2.0000	$1.2400
Series C	3,000,000	-	$75,000	6.875%	$1.4753	$-	$-
	7,600,000	7,000,000

On December 20, 2012, our Board of Trustees approved the repurchase of up to an aggregate of $75,000,000 of common stock. The program was extended through December 31, 2014. As of December 31, 2013, we did not repurchase any shares pursuant to the share repurchase program.

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

Derivatives and Hedging

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and interest rate caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps designated as cash flow hedges limit the Company’s exposure to increased cash payments due to increases in variable interest rates.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2012, 2011 and 2010, the Company did not record any uncertain tax positions. As of December 31, 2013, with few exceptions, the Company is subject to tax examinations by U.S. federal, state, and local income tax authorities for years 2003 through 2013.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Land	$339,027	$305,286
Buildings and Improvements	1,222,639	1,214,865
Furniture, Fixtures and Equipment	171,116	171,892
Construction in Progress	63,168	40,572
	1,795,950	1,732,615

Less Accumulated Depreciation	(260,115)	(265,902)

Total Investment in Hotel Properties	$1,535,835	$1,466,713

Depreciation expense was $61,500,  $55,956 and $55,336 (including depreciation on assets held for sale) for the years ended December 31, 2013, 2012, and 2011, respectively.

During the year ended December 31, 2013, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price
Hyatt Union Square, New York, NY*	4/9/2013	$32,940	$79,300	$9,760	$1,945	$123,945
Courtyard by Marriott, San Diego, CA	5/30/2013	15,656	51,674	3,671	183	71,184
Residence Inn, Coconut Grove, FL	6/12/2013	4,146	17,456	218	75	21,895
Blue Moon, Miami Beach, FL	12/20/2013	4,874	20,354	1,125	-	26,353
Winter Haven, Miami Beach, FL	12/20/2013	5,400	18,147	1,050	-	24,597

Total		$63,016	$186,931	$15,824	$2,203	$267,974

*On April 9, 2013, we completed the acquisition of the Hyatt Union Square hotel in New York, NY from Risingsam Union Square LLC.  Consideration given in exchange for the property included $36,000 paid in cash to the seller and our cancellation of a development loan receivable in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, we paid off the existing construction financing and entered into a new mortgage loan of $55,000.  We recognized a net gain of approximately $12,108 on the purchase of the Hyatt Union Square hotel as the fair value of the assets acquired less any liabilities assumed exceeded the consideration transferred.

During the year ended December 31, 2013, we paid $855 in acquisition costs related to the above acquired assets.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

As shown in the table below, included in the consolidated statements of operations for the year ended December 31, 2013 are total revenues of $22,889 and a  total net income of $1,412 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition:

	Year Ended December 31,
	2013
Hotel	Revenue	Net (Loss) Income
Hyatt Union Square, New York, NY	$11,272	$(1,466)
Courtyard by Marriott, San Diego, CA	8,350	1,914
Residence Inn, Coconut Grove, FL	2,889	713
Blue Moon, Miami Beach, FL	175	111
Winter Haven, Miami Beach, FL	203	140

Total	$22,889	$1,412

During the year ended December 31, 2012, we acquired the following wholly-owned hotel and hotel development properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Leasehold Liability	Total Purchase Price
The Rittenhouse Hotel, Philadelphia, PA	3/1/2012	$7,119	$29,605	$3,580	$2,156	$(827)	$42,460
The Boxer, Boston, MA	5/7/2012	1,456	14,954	1,790	-	-	18,200
Holiday Inn Express, New York, NY	6/18/2012	30,329	57,016	2,856	98	-	90,299
Courtyard by Marriot, Ewing, NJ	8/13/2012	950	9,835	1,415	30	-	12,230

Total		$39,854	$111,410	$9,641	$2,284	$(827)	$163,189

On August 13, 2012, the Company purchased, from an unaffiliated seller, the remaining 50% ownership in Inn America Hospitality at Ewing, LLC (“Inn at Ewing”), the owner of the Courtyard by Marriot, Ewing, NJ. Consideration given for this interest in Inn at Ewing included the assumption of the property’s mortgage debt of $12,875.

On June 18, 2012, the Company purchased, from an unaffiliated seller, the remaining 50% ownership interest in Metro 29th Street Associates, LLC (“Metro 29th”), the lessee of the Holiday Inn Express, New York, NY. Consideration given for this interest in Metro 29th included $10,000 cash and the forgiveness of approximately $800 of accrued interest payable under a mezzanine loan made by the Company to an affiliate of the seller. Brisam Management DE, LLC (“Brisam”), as the owner of the land, building and improvements leased by Metro 29th, is considered a variable interest entity and, based on our evaluation, we determined that we are the primary beneficiary of this variable interest entity and therefore Brisam is consolidated in our financial statements. As a result, we included in our consolidated financial statements approximately $90,201 in investment in hotel properties and an aggregate of $73,038 in first mortgage and mezzanine debt at acquisition. On the date we acquired the remaining interest in Metro 29th, we determined that the stated rate of interest on the first mortgage debt was above market and, accordingly, recorded a $3,436 premium. Also included in this transaction was an option to acquire the equity interests in the entity owning the real estate assets or the real estate assets from Brisam for nominal consideration. The option is exercisable by the Company after September 1, 2016 or before that date in the event of certain specified events. The equity interest may be put to the Company by the Seller at any time. On June 29, 2012, the Company repaid the $15,000 mezzanine debt.

As shown in the table below, included in the consolidated statements of operations for the year ended December 31, 2012 are total revenues of $31,393 and total net income of $1,085 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

	Year Ended December 31,
	2013		2012
Hotel	Revenue	Net (Loss) Income	Revenue	Net (Loss) Income
The Rittenhouse Hotel, Philadelphia, PA	$17,395	$(2,827)	$16,812	$(1,834)
The Boxer, Boston, MA	3,799	(241)	2,791	574
Holiday Inn Express, New York, NY	16,746	1,541	10,170	2,142
Courtyard by Marriot, Ewing, NJ	4,210	875	1,620	203

Total	$42,150	$(652)	$31,393	$1,085

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

	Year Ended December 31,
	2013	2012
Pro Forma Total Revenues	$353,407	$331,587

Pro Forma Income from Continuing Operations	$22,651	$7,408
(Loss) Income from Discontinued Operations	29,195	14,720
Pro Forma Net Income	51,846	22,128
Loss Allocated to Noncontrolling Interest	271	(154)
Preferred Distributions	(14,611)	(14,000)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	(2,250)	-
Pro Forma Net (Loss) Income Applicable to Common Shareholders	$35,256	$7,974

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.18	$0.04
Diluted	$0.18	$0.04

Weighted Average Common Shares Outstanding
Basic	198,390,450	187,415,270
Diluted	201,918,177	187,415,270

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

In January 2014, the Company completed construction of an additional oceanfront tower, additional meeting space and structured parking on a land parcel adjacent to the Courtyard by Marriott, Miami, Florida, a hotel acquired on November 16, 2011.  This land parcel was included in the acquisition of the hotel.

We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

We have capitalized the following indirect development costs for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011

Property Tax	$388	$296	$218
Interest Expense	1,318	1,542	1,372
Utility	3	9	201
Total	$1,709	$1,847	$1,791

In October 2012, Hurricane Sandy affected numerous hotels  within our portfolio. Two hotels within our portfolio were significantly impacted by this natural disaster; one hotel was inoperable (Holiday Inn Express Water Street, New York, NY) and one hotel development project has incurred delays in construction (Hampton Inn, Pearl Street, New York, NY). We have recorded estimated property losses of $1,586 on the Holiday Inn Express Water Street and a corresponding insurance claim receivable of $1,486.  This hotel re-opened in April 2013.  We have recorded estimated property losses of $1,997 on the Hampton Inn Pearl Street and a corresponding insurance claim receivable of $1,897, and we expect this hotel to open in the first quarter of 2014.  Of the $6,546 in aggregate insurance claims that we estimate to receive,  $4,840 was received as of December 31, 2013.  These aggregate claims include property losses and remediation costs.

Purchase and Sale Agreements

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties. On December 18, 2013, we completed the sale of 12 of the 16 properties.    See “Note 12 – Discontinued Operations” for more information.

On October 16, 2013, the Company entered into a purchase and sale agreement to acquire the Hotel Oceana, located in Santa Barbara, California, from an unaffiliated seller for approximately $42,000, including the assumption of $25,250 in mortgage debt.  This transaction is expected to close by the end of first quarter 2014.

In February 2014, the Company entered into a purchase and sale agreement to sell the Hotel 373, New York, NY to an unaffiliated buyer for a total purchase price of $37,000.  This property was acquired by the Company in June 2007.  Due to the events of this transaction occurring after December 31, 2013, the Company did not classify this property as a discontinued asset as of December 31, 2013, and accordingly the operating results have not been reclassified for periods presented.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2013 and December 31, 2012 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	December 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2013	2012

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,057	$1,292
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,777	4,964
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	6,210	9,751
				$12,044	$16,007

In 2013, we recorded an impairment loss of $1,813 related to the Courtyard, Norwich, CT, one of the properties owned by Mystic Partners, LLC.  Mystic Partners, LLC is currently in discussions to transfer title to the property to the lender.  As we do not anticipate recovering our investment balance in this asset, we have reduced the portion of our Mystic Partners, LLC investment related to this property to $0 as of December 31, 2013.

On February 1, 2013, the Company closed on the sale of its interest in one of the unconsolidated joint venture properties owned in part by Mystic Partners, LLC to its joint venture partner. As our investment in this unconsolidated joint venture equated the net proceeds distributed to us, we did not record a gain or loss in connection with the sale of this hotel.

As noted in “Note 2 – Investment in Hotel Properties,” on August 13, 2012, the Company purchased the remaining 50% ownership interest in Inn America Hospitality at Ewing, the lessee of the Courtyard by Marriot, Ewing, NJ. As such, we ceased to account for our investment in Inn America Hospitality at Ewing under the equity method of accounting as of August 13, 2012 because it became a consolidated subsidiary. Our interest in Inn America Hospitality at Ewing, which consisted of our investment in Inn America Hospitality at Ewing and a receivable, was remeasured and as a result based on the appraised value of the hotel, we recorded a loss of approximately $1,668 during the twelve months ended December 31, 2012.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

Income (loss) recognized during the years ended December  31, 2013, 2012, and 2011, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2013	2012	2011
SB Partners, LLC	$264	$85	$(171)
Hiren Boston, LLC	113	230	158
Mystic Partners, LLC	(399)	(433)	(364)
Inn American Hospitality at Ewing LLC	-	-	(28)
Metro 29th Street Associates, LLC	-	(114)	615
(Loss) Income from Unconsolidated Joint Venture Investments	(22)	(232)	210
Impairment from Unconsolidated Joint Ventures	(1,813)	-	(1,677)
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	-	(1,892)	2,757
(Loss) Income from Unconsolidated Joint Venture Investments	$(1,835)	$(2,124)	$1,290

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

The Mystic Partners, LLC joint venture agreement provides for an 8.5% non-cumulative preferred return based on our contributed equity interest in the venture. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to our joint venture partner to provide an 8.5% annual non-compounded return of their unreturned contributions. Any remaining cash available for distribution will be distributed to us 10.5% with respect to the net cash flow from the Hartford Marriott, 7.0% with respect to the Hartford Hilton and 56.7%, with respect to the remaining two properties. Mystic Partners, LLC allocates income to us and our joint venture partner consistent with the allocation of cash distributions in accordance with the joint venture agreements.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012, and 2011.

Balance Sheets
	December 31,	December 31,
	2013	2012
Assets
Investment in Hotel Properties, Net	$114,221	$118,506
Other Assets	19,146	20,709
Assets Held For Sale	-	5,875
Total Assets	$133,367	$145,090

Liabilities and Equity
Mortgages and Notes Payable	$112,654	$119,236
Other Liabilities	37,464	36,292
Liabilities Related to Assets Held For Sale	-	6,071
Equity:
Hersha Hospitality Trust	26,230	28,581
Joint Venture Partner(s)	(42,981)	(45,090)
Total Equity	(16,751)	(16,509)

Total Liabilities and Equity	$133,367	$145,090

Statements of Operations

	Year Ended December 31,
	2013	2012	2011
Room Revenue	$58,273	$62,058	$63,896
Other Revenue	22,606	22,306	21,945
Operating Expenses	(55,179)	(57,131)	(56,607)
Interest Expense	(7,526)	(7,650)	(7,272)
Lease Expense	(996)	(3,729)	(5,505)
Property Taxes and Insurance	(3,034)	(3,438)	(4,280)
General and Administrative	(5,794)	(5,904)	(5,680)
Depreciation and Amortization	(6,697)	(6,533)	(6,034)
Loss Allocated to Noncontrolling Interests	(179)	(2,614)	(44)

Net Income from Continuing Operations	1,474	(2,635)	419
(Loss) Income from Discontinued Operations	(55)	121	1,503
Gain on Disposition of Hotel Properties	1,161	25,131	-

Net Income	$2,580	$22,617	$1,922

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2013 and December 31, 2012.

	December 31,	December 31,
	2013	2012
Company's share of equity recorded on the joint ventures' financial statements	$26,230	$28,581
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(14,186)	(12,574)
Investment in Unconsolidated Joint Ventures	$12,044	$16,007

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – DEVELOPMENT LOANS RECEIVABLE

Development Loans

Historically, we provided first mortgage and mezzanine loans to hotel developers. These loans were initially originated as part of our acquisition strategy. During the years ended December 31, 2013 and 2012, no such loans were originated by us. Interest income from development loans was $158, $1,998, and $3,427 for the years ended December 31, 2013, 2012, and 2011, respectively. No interest accrued on development loans in 2013. Accrued interest on our development loans receivable was $348 as of December 31, 2012.

As of December 31, 2013 we had no development loans outstanding and as of December 31, 2012, our development loans receivable consisted of the following:

Hotel Property	Borrower	Principal Outstanding December 31, 2013	Principal Outstanding December 31, 2012	Interest Rate		Maturity Date
Operational Hotels
Hyatt 48Lex - New York, NY*	44 Lexington Holding, LLC	$-	$15,122	9%	(1)	N/A

Construction Hotels
Hyatt Union Square - New York, NY (2)	Risingsam Union Square, LLC	-	13,303	10%		N/A

Total Development Loans Receivable		$-	$28,425

*Indicates borrower is a related party

(1)Prior to June 1, 2012, the development loan to 44 Lexington Holding LLC allowed the borrower to elect, quarterly, to pay accrued interest in-kind by adding the accrued interest to the principal balance of the loan.  Effective June 1, 2012, we amended the development loan with 44 Lexington Holding LLC to cease the buyer’s election to pay accrued interest in-kind.  Interest of $678 was added to principal during the year ended December 31, 2012.

(2)On April 9, 2013, we completed the acquisition of the real property and improvements for the Hyatt Union Square hotel in New York, NY from Risingsam Union Square, LLC.  Consideration given in exchange for the property including $36,000 paid in cash to the seller and our cancellation of a development loan receivable in the original principal amount of $10,000 and $3,303 of accrued interest on the loan.  In addition, we paid off the existing construction financing and entered into a new mortgage loan.  See “Note 2 –Investment In Hotel Properties” for additional discussion of this transaction.

Advances and repayments on our development loans receivable consisted of the following for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Balance at January 1,	$ 28,425	$ 35,747	$ 41,653
Interest added to principal	-	678	2,094
Repayments	(15,122)	(8,000)	-
Principal exchanged for interest in hotel properties	(13,303)	-	(8,000)
Balance at December 31,	$ -	$ 28,425	$ 35,747

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Transaction Costs	$115	$339
Acquisition of Hyatt Union Square	-	3,120
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	9,256	8,654
Insurance Claims Receivable	1,706	3,883
Deferred Tax Asset, Net of Valuation Allowance of $804	8,766	3,355
Other	6,069	4,615
	$27,460	$25,514

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

Deferred Tax Asset - We have approximately $8,766 of net deferred tax assets as of December  31, 2013. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $8,766 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of December 31, 2013, we had $15,486 in interest bearing deposits related to the future acquisition of the Hilton Garden Inn -52nd Street, New York, NY.  On October 24, 2012, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn – 52nd Street in New York, NY for total consideration of $74,000. As of December  31, 2013, we had provided $15,486 to the seller as a deposit earning 10% per annum and we may fund an additional $1,514 deposit earning 10% per annum. The total consideration to the seller will consist of this $17,000 interest bearing deposit, an additional $15,000 cash to be paid to the seller upon closing and the assumption or extinguishment of a mortgage loan secured by the hotel in the original aggregate principal amount of $42,000.  This transaction is expected to close shortly after the developer completes the hotel’s construction, which is anticipated for the first quarter of 2014. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

As of December 31, 2013, we had $3,100 in interest bearing deposits related to the future acquisition of the Hotel Oceana, located in Santa Barbara, California (See “Note 2 – Investment in Hotel Properties” for more information).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT

Mortgages

We had total mortgages payable at December 31, 2013 and December 31, 2012 of $617,788 (including $45,835 in outstanding mortgage indebtedness related to assets held for sale) and $641,160, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.79% to 8.25% as of December 31, 2013. Included in these balances are net premiums of $2,466 and $3,245 as of December 31, 2013 and December 31, 2012, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $34,854,  $38,343, and $39,786 during the years ended December 31, 2013, 2012, and 2011, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing seven of our hotel properties were not met as of December 31, 2013. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loans.

As of December 31, 2013, the maturity dates for the outstanding mortgage loans ranged from October 2014 to February 2018.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2013, 2012, and 2011 was 3.32%,  3.51%, and 3.35%, respectively.  Interest expense in the amount of $1,712,  $1,810, and $1,727 was recorded for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The amount that we can borrow at any given time on our credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2013, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Philadelphia, PA
- Holiday Inn, Wall Street, NY	- Hampton Inn, Washington, DC
- Holiday Inn Express, Times Square, NY	- Hyatt Place, King of Prussia, PA
- Residence Inn, Norwood, MA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Holiday Inn Express (Water Street), New York, NY
- Candlewood Suites, Times Square, NY	- Courtyard, San Diego, CA
- Hampton Inn, Times Square, NY	- Residence Inn, Coconut Grove, FL

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

The interest rate for the $400,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.75% to 2.65%. As of December 31, 2013, we had borrowed $150,000 in unsecured term loans under the unsecured credit facility, and had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of   3.217%. See “Note 8 – Fair Value Measurements and Derivative Instruments” for more information.

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

The Company is in compliance with each of the covenants listed above as of December 31, 2013. As of December 31, 2013, our remaining borrowing capacity under the new credit facility was $244,175, based on our current borrowing base assets.

As of December 31, 2013, the outstanding unsecured term loan balance under the $400,000 credit facility was $150,000 and we had outstanding borrowings of $0 on the revolving line of credit. As of December 31, 2012, the outstanding unsecured term loan was $100,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $5,413,  $2,405, and $2,103 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2013, 2012, and 2011, respectively. The weighted average interest rate on our credit facilities was 3.08%,  4.57%, and 4.43% for the years ended December 31, 2013, 2012, and 2011, respectively.

Subsequent to December 31, 2013, the Company has received a commitment from its existing bank group and is in the process of amending the current $400,000 credit facility which would allow the Company to increase the size of the facility while simultaneously extending the tenor and reducing the pricing. The revised credit facility is expected to close by the end of the first quarter of 2014, subject to lender approval.

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

Aggregate annual principal payments for the Company’s credit facility and mortgages and subordinated notes payable for the five years following December 31, 2013 and thereafter are as follows:

Year Ending December 31,	Amount

2014	$17,500
2015	250,188
2016	302,648
2017	181,184
2018	13,802
Thereafter	51,548
Net Unamortized Premium	2,466
$819,336

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – DEBT (CONTINUED)

Capitalized Interest

We utilize mortgage debt and our $400,000 revolving credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the years ended December 31, 2013, 2012, and 2011, we capitalized $1,320,  $1,542, and $1,372 respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.   As of December 31, 2013, deferred costs were $7,570, net of accumulated amortization of $7,070. Amortization of deferred costs for the years ended December 31, 2013, 2012, and 2011 was $2,886,  $2,991, and $3,535 respectively.

Debt Payoff

On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our $400,000 unsecured credit facility which was used to pay off the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY.  This mortgage was also subject to an interest rate swap, which was terminated as a cash flow hedge as of December 31, 2012 due to this payoff.  As a result of this payoff, we expensed $261 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the year ended December 31, 2013.

On June 30, 2013, we repaid $7,928 on our mortgage with Berkadia Commercial Mortgage, LLC for the Residence Inn, Tysons Corner, VA property.  The loan was due to mature in July 2013, and we incurred no loss on debt extinguishment in paying off the loan.

On January 7, 2013, the Company repaid the mortgage secured by the Holiday Inn Express Times Square in New York, NY. Due to the timing of this transaction, the hedge relationship on our interest rate swap was derecognized as of December 31, 2012. Therefore, the accumulated other comprehensive loss on this swap as of December 31, 2012, was reclassified to income and we recorded $530 in the Loss on Debt Extinguishment on the statement of operations for the year ended December 31, 2012.

As previously mentioned, we replaced our previous $250,000 secured credit facility with a new $400,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders on November 5, 2012. Concurrently with this closing, we funded $100,000 in unsecured term loan borrowings. These borrowings were used to pay off in full the balance on seven mortgage loans on hotel properties. As a result of terminating our previous $250,000 secured credit facility and extinguishing the debt on these seven properties, we expensed $2,410 in unamortized deferred financing costs and fees, which are included in the Loss of Debt Extinguishment caption on the consolidated statements of operations for the year ended December 31, 2012. On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our $400,000 unsecured credit facility which were used to payoff the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY. This mortgage was also subject to an interest rate swap, which was derecognized as a cash flow hedge as of December 31, 2012 due to this payoff. See “Footnote 8 – Fair Value Measurements and Derivative Instruments” for more information.

New Debt/Refinance

On January, 31, 2014, we paid down $5,175 of the outstanding debt and modified the mortgage loan on the Duane Street Hotel, New York, NY. As a result, we entered into a $9,500 loan with a maturity date of February 1, 2017. The modified loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 4.50%. The modification also includes an interest rate swap, which effectively fixes the interest rate at 5.433%.  As a result of this modification, we anticipate expensing $65 in unamortized deferred financial costs and fees during the first quarter of 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2013, 2012, and 2011, base management fees incurred totaled $11,713,  $10,781, and $9,190 respectively, and are recorded as Hotel Operating Expenses. For the years ended December 31, 2013, 2012, and 2011, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the years ended December 31, 2013, 2012, and 2011 were $26,247,  $24,278, and $22,729 respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2013, 2012, and 2011, the Company incurred accounting fees of $1,739,  $1,741, and $1,822 respectively. For the years ended December 31, 2013, 2012, and 2011, the Company incurred information technology fees of $510,  $509, and $460 respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2013, 2012, and 2011, we incurred fees of $1,459,  $1,076, and $1,208 respectively, which were capitalized with the cost of fixed asset additions.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Hotel Supplies

For the years ended December 31, 2013, 2012, and 2011, we incurred charges for hotel supplies of $222,  $149, and $143 respectively. For the years ended December 31, 2013, 2012, and 2011, we incurred charges for capital expenditure purchases of $19,783,  $11,809, and $18,404 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 and $5 is included in accounts payable at December 31, 2013 and December 31, 2012, respectively.

Due From Related Parties

The due from related parties balance as of December 31, 2013 and December 31, 2012 was approximately $11,124 and $8,488, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of December 31, 2013 and December 31, 2012 was approximately $4,815 and $4,403, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the years ended December 31, 2013, 2012, and 2011 we incurred $985, $835, and $877 respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2014	$735
2015	735
2016	735
2017	735
2018	735
Thereafter	60,930
$64,605

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

As of December 31, 2013, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2013 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2013	December 31, 2012

Holiday Inn Express Times Square, New York, NY*	Swap	1.240%	1-Month LIBOR + 4.00%	May 31, 2011	June 1, 2014	$-	$-	$(530)
Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	30,000	(374)	(559)
Capitol Hill Hotel, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	27,119	(88)	(143)
Hotel 373, New York, NY	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	18,477	1	6
Courtyard, Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	60,000	(354)	(658)
Subordinated Notes Payable	Cap	2.000%	1-Month LIBOR + 3.00%	July 30, 2012	July 30, 2014	51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	100,000	430	(135)
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	50,000	137	(167)
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	76	-
							$(172)	$(2,186)

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

The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2013 and December 31, 2012 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2013 and December 31, 2012.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $1,410 and a loss of $635, and a loss of $813 for the years ended December 31, 2013, 2012, and 2011, respectively. These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,284  of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2013. During 2014, the Company estimates that an additional $1,227 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt were $819,336 and $828,974, respectively.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt were $792,708 and $814,451, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Impaired Hotel Property

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the year ended December 31, 2013 of approximately $3,723 for the Holiday Inn Express Camp Springs, MD for which the anticipated net proceeds from the sale of the hotel did not exceed the carrying value.  The fair value of the hotel was estimated using level 2 inputs.

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the year ended December 31, 2013 of approximately $6,591 for the non-core hotel portfolio the Company is under contract to sell for which the anticipated net proceeds did not exceed the carrying value.  The fair value of the non-core hotel portfolio was estimated using level 2 inputs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

On April 15, 2013, the Compensation Committee adopted the 2013 Annual LTIP for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan. Shares are earned under the 2013 Annual LTIP based on achieving a threshold, target or maximum level of performance and market based defined areas. The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of the period. Stock based compensation of $1,144, was recorded for the year ended December 31, 2013 for the 2013 Annual LTIP and is included in general and administrative expense in the consolidated statements of operations. As of December 31, 2013, no common shares have been issued pursuant to the 2012 Plan to the executive officers in settlement of 2013 Annual LTIP awards.

Stock based compensation expense related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP of $2,618,  $3,925, and $2,179 was incurred during the years ended December 31, 2013, 2012, and 2011, respectively.  Unearned compensation related to the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP as of December 31, 2013 and December 31, 2012 was $1,305 and $1,072, respectively. The following table is a summary of all unvested share awards issued to executives under the 2012 Annual LTIP, 2011 Annual LTIP, and 2010 Annual LTIP:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
March 20, 2013
(2012 Annual LTIP)	779,045	$5.95	3 years	25%/year (1)	389,520	-	$1,039	$-
March 26, 2012
(2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	561,694	374,462	266	892
March 30, 2011
(2010 Annual LTIP)	440,669	$5.98	3 years	25%/year (1)	440,669	330,500	-	180
					1,391,883	704,962	$1,305	$1,072

(1)25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date).

Multi-Year LTIP

On May 7, 2010, the Compensation Committee adopted the 2010 Multi-Year LTIP.  This program had a three-year performance period, which commenced on January 1, 2010 and ended on December 31, 2012.  The common shares issuable under this program were based upon the Company’s achievement of a certain level of (1) absolute total shareholder return (75% of the award), and (2) relative total shareholder return as compared to the Company’s peer group (25% of the award).  The Compensation Committee of the Board of Trustees concluded that the performance criteria for this program had been met and 3,051,862 common shares were issued under this program during the year ended December 31, 2013, of which 1,525,931 vested immediately, and the remaining vested on December 31, 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year LTIP.  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award),

(2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of December 31, 2013, no common shares have been issued pursuant to the 2013 Plan to the executive officers in settlement of the 2013 Multi-Year LTIP awards. The Company accounts for the total shareholder return components of these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards for which the Company assesses the probability of achievement of the performance condition at the end of each period.

Stock based compensation expense of $3,481,  $3,192 and $3,192 was recorded for the years ended December 31, 2013, 2012, and 2011, respectively, for the Multi-Year LTIPs.  Unearned compensation related to the multi-year program as of December 31, 2013 and December 31, 2012, respectively, was $1,157 and $3,192.

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIPs and Annual LTIPs, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of  $1,618,  $1,911, and $1,662 was incurred during the years ended December 31, 2013, 2012, and 2011 respectively.  Unearned compensation related to the restricted share awards as of December 31, 2013 and December 31, 2012 was $4,102 and  $5,420, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
June 1, 2009	744,128	$2.80	4 years	25%/year	744,128	558,305	$-	$217
June 1, 2010	182,308	4.63	2-3 years	25-50%/year	182,308	139,522	-	82
June 30, 2011	17,692	5.57	2-4 years	25-50%/year	9,919	4,958	28	51
April 18, 2012	1,035,595	5.47	5 years	33% Year 3, 4, 5 (1)	-	-	3,746	4,842
June 29, 2012	52,703	5.28	2-4 years	25-50%/year	22,480	-	110	228
June 28, 2013	48,600	5.64	2-4 years	25-50%/year	-	-	199	-
September 20, 2013	4,605	5.52	2-4 years	25-50%/year	-	-	19	-
Total	2,085,631				958,835	702,785	$4,102	$5,420

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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 27, 2013, we issued 39,133 shares which do not fully vest until December 31, 2014.  Compensation expense incurred for the years ended December 31, 2013, 2012, and 2011,  respectively, was $160,  $66, and $111, which was offset by forfeitures as of December 31, 2012 and 2011, respectively, of $40 and $33.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 31, 2013	December 31, 2012
December 27, 2013	39,133	$5.63	1 year	100%	$220	$-
December 28, 2012	32,417	4.93	1 year	100%	-	160
Total	71,550				$220	$160

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the years ended December 31, 2013, 2012, and 2011, respectively, was $55,  $43, and $21.  Unearned compensation related to the multi-year long term equity incentives was $124  and $113 as of December 31, 2013 and December 31, 2012, respectively.

 The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
December 27, 2013	12,000	3 years	33%/year	-	-	$67	$-
December 28, 2012	12,000	3 years	33%/year	4,002	-	39	59
June 5, 2012	10,800	3 years	33%/year	7,200	3,600	18	36
March 30, 2011	10,800	3 years	33%/year	10,800	7,800	-	18
				22,002	11,400	$124	$113

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $496,  $402 and $322 was incurred during the years ended December 31, 2013, 2012, and 2011, respectively and is recorded in general and administrative expense on the statement of operations. Share awards issued to the Board of Trustees are immediately vested. On June 3, 2013 an aggregate 54,422 shares were issued to the Board of Trustees at a price per share on the date of grant of $5.78.  On December 27, 2013, an aggregate 32,400 shares were issued to the Board of Trustees at a price per share on the date of grant of $5.63.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $174,  $139, and $103 for the years ended December 31, 2013, 2012, and 2011, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2013 and December 31, 2012 was $81 and $74, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
	Shares	Share Price on	Vesting	Vesting	December 31,	December 31,	December 31,	December 31,
Original Issuance Date	Issued	date of grant	Period	Schedule	2013	2012	2013	2012
February 1, 2013	30,000	$5.41	2 years	50%/year	14,999	-	$81	$-
March 26, 2012	28,500	$5.45	2 years	50%/year	28,500	15,000	-	74
Total	58,500				43,499	15,000	$81	$74

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Year Ended December 31,
	2013	2012		2011
NUMERATOR:
Basic and Diluted*
Income from Continuing Operations	$20,753	$7,498		$100
Income from Continuing Operations allocated to Noncontrolling Interests	658	703		658
Distributions to Preferred Shareholders	(14,611)	(14,000)		(10,499)
Dividends Paid on Unvested Restricted Shares	(804)	(459)		(229)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	(2,250)	-		-
Income (Loss) from Continuing Operations attributable to Common Shareholders	3,746	(6,258)		(9,970)

Discontinued Operations
Income (Loss) from Discontinued Operations	29,195	14,720		(27,068)
(Income) Loss from Discontinued Operations allocated to Noncontrolling Interests	(993)	(545)		1,076
Income (Loss) from Discontinued Operations attributable to Common Shareholders	28,202	14,175		(25,992)

Net Income (Loss) attributable to Common Shareholders	$31,948	$7,917		$(35,962)

DENOMINATOR:
Weighted average number of common shares - basic	198,390,450	187,415,270		168,753,382
Effect of dilutive securities:
Restricted Stock Awards	2,384,165	-	*	-
Contingently Issued Shares	1,143,562	-	*	-
Weighted average number of common shares - diluted	201,918,177	187,415,270		168,753,382

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – EARNINGS PER SHARE (CONTINUED)

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011

Common Units of Limited Partnership Interest	6,968,035	7,208,123	7,295,112
Unvested Stock Awards Outstanding	-	433,097	584,216
Contingently Issuable Share Awards	-	2,778,545	2,097,456
Options to Acquire Common Shares Outstanding	-	275,580	2,360,156
Total potentially dilutive securities excluded from the denominator	6,968,035	10,695,345	12,336,940

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during 2013, 2012, and 2011 totaled $42,984, $41,744, and $42,726 respectively. The following non-cash investing and financing activities occurred during 2013, 2012 and 2011:

	2013	2012	2011
Common Shares issued as part of the Dividend Reinvestment Plan	$38	$24	$14
Acquisition of hotel properties and consolidation of variable interest entities:
Issuance of Common Units	-	-	204
Debt assumed, net of discount	-	85,913	62,552
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	-	678	2,094
Settlement of development loan receivable principal and accrued interest revenue receivable	13,303	-	8,300
Disposition of hotel properties
Investment in hotel properties, net, conveyed to mortgage lender	-	1,938	-
Debt conveyed to mortgage lender	-	2,940	-
Debt assumed by purchaser	-	54,217	-
Conversion of Common Units to Common Shares	106	572	639
Reallocation of noncontrolling interest	-	(966)	3,835

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS

The operating results of certain real estate assets which have been sold or otherwise qualify as held for sale are included in discontinued operations in the statements of operations for all periods presented.

Assets Held for Sale

Assets held for sale or liabilities related to assets held for sale consisted of the following as of December 31, 2013:

December 31, 2013

Land	$9,517
Buildings and Improvements	58,129
Furniture, Fixtures and Equipment	9,198
76,844

Less Accumulated Depreciation & Amortization	(20,261)

Assets Held for Sale	$56,583

Liabilities Related to Assets Held for Sale	$45,835

The following table sets forth the components of discontinued operations for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Revenue:
Hotel Operating Revenues	$58,045	$63,465	$96,901
Other Revenue	-	11	55
Total Revenues	58,045	63,476	96,956
Expenses:
Hotel Operating Expenses	35,158	39,046	60,288
Hotel Ground Rent	-	72	433
Real Estate and Personal Property Taxes and Property Insurance	3,316	3,636	5,460
General and Administrative	36	27	597
Acquisition and Termination Transaction Costs	-	8	(17)
Depreciation and Amortization	7,050	9,148	15,142
Interest Expense	4,863	7,872	12,817
Other Expense	44	10	4
Loss on Debt Extinguishment	-	168	43
Income Tax Expense	190	-	-
Total Expenses	50,657	59,987	94,767

Income from Discontinued Operations	$7,388	$3,489	$2,189

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (CONTINUED)

Disposed Assets

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition

Non-Core Portfolio II (12)	January 1999 - July 2010	December 2013	$158,600	$31,559	(1)
Holiday Inn Express, Camp Springs, MD	June 2008	September 2013	8,500	120
Comfort Inn, Harrisburg, PA	January 1999	June 2013	3,700	442
2013 Total				32,121

Non-Core Hotel Portfolio (18)	January 1999 - July 2007	February 2012 & May 2012	$155,000	$4,978	(2)
Land Parcel, Eighth Ave, Manhattan, NY	June 2006	April 2012	19,250	5,037
Comfort Inn, North Dartmouth, MA	May 2006	March 2012	-	1,216	(3)
2012 Total				$11,231

Comfort Inn, West Hanover, PA	May 1998	July 2011	$5,250	$949
Land Parcel, Nevins Street, Brooklyn, NY	June 2007	December 2011	4,500	42
2011 Total				$991

(1)

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

On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties.  As a result of entering into these purchase and sale agreements for the 16 non-core assets mentioned above, the operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the years ended December 31, 2013, 2012, and 2011.  The 12 assets were sold for a total sales price of $158,600, reduced the Company’s consolidated mortgage debt by $33,044 and generated a gain on sale of approximately $31,559.   In February 2014, the remaining 4 assets were sold for a total sales price of $58,400 and reduced the Company’s consolidated mortgage debt by $45,710.

(2)

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

On February 23, 2012, the Company closed on the sale of 14 of these non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining 4 properties, on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the years ended December 31, 2012 and 2011.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298 and generated a gain on sale of approximately $4,910.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – DISCONTINUED OPERATIONS (CONTINUED)

(3)

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the years ended December 31, 2012 and 2011.  The transfer of the title resulted in a gain of approximately $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN PARTNERSHIP

Common Shares

The Company’s outstanding common shares have been duly authorized, and are fully paid and non-assessable. Common shareholders are entitled to receive dividends if and when authorized and declared by the Board of Trustees of the Company out of assets legally available and to share ratably in the assets of the Company legally available for distribution to its shareholders in the event of its liquidation, dissolution or winding up after payment of, or adequate provision for, all known debts and liabilities of the Company.

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

Common Units

Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2013, 2012 and 2011 was 6,914,716,  7,112,506 and 7,270,316, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2013, 2012 and 2011, 27,790,  157,810 and 195,000 Common Units were converted to common shares, respectively. The Company redeemed 170,000 Common Units as part of the acquisition of the Hyatt Union Square, New York, NY during 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 – INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 1999. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

Taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. 44 New England is subject to income taxes at the applicable federal, state and local tax rates.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2013	2012	2011
Statutory federal income tax provision	$5,152	$1,409	$34
Adjustment for nontaxable loss	(7,472)	(623)	(6,170)
State income taxes, net of federal income tax effect	(1,317)	151	(1,146)
Recognition of deferred tax assets	(1,963)	-	-
Changes in valuation allowance	-	(4,292)	7,282

Total income tax benefit	$(5,600)	$(3,355)	$-

The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
	2013	2012	2011
Income tax expense (benefit):
Current:
Federal	$-	$-	$-
State	-	229	-
Deferred:
Federal	(3,604)	(3,584)	-
State	(1,996)	-	-
Total	$(5,600)	$(3,355)	$-

Income tax expense (benefit):
From continuing operations	(5,600)	(3,355)	-
From discontinued operations	190	-	-
Total	$(5,410)	$(3,355)	$-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 – INCOME TAXES (CONTINUED)

The components of consolidated TRS’s net deferred tax asset as of December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$8,605	$4,234
Accrued expenses and other	685	(75)
Tax credit carryforwards	280	-
Net deferred tax assets	9,570	4,159
Valuation allowance	(804)	(804)
Deferred tax assets	$8,766	$3,355

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on limitations related to the utilization of certain tax attribute carryforwards, Management recorded a valuation allowance of approximately $804 as these attributes are not more likely than not to be realized prior to their expiration. Based on the level of historical taxable income, tax planning strategies and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible, Management believes it is more likely than not that the remaining deferred tax assets will be realized.

As of December 31, 2013, we have gross federal net operating loss carryforwards of $21,798 which expire over various periods from 2023 through 2033.    As of December 31, 2013, we have gross state net operating loss carryforwards of $22,210 which expire over various periods from 2014 to 2033.  The Company has tax credits of $280 available which begin to expire in 2028.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Preferred Shares - 8% Series A
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 8% Series B
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.875% Series C
Ordinary income	100.00%	N/A	N/A
Return of Capital	0.00%	N/A	N/A
Capital Gain Distribution	0.00%	N/A	N/A
Common Shares - Class A
Ordinary income	45.15%	1.28%	73.30%
Return of Capital	54.85%	98.72%	26.70%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$65,878	$91,068	$90,741	$92,510
Total Expenses	73,174	71,703	87,512	90,820
(Loss) Income from Unconsolidated Joint Ventures	(396)	148	227	(1,814)
(Loss) Income from Continuing Operations	(7,692)	19,513	3,456	(124)

Income Tax Benefit	1,129	(1,222)	2,375	3,318
Income (Loss) from Discontinued Operations (including Gain on Disposition of Hotel Properties)	(1,113)	(206)	(3,532)	34,046
Net (Loss) Income	(7,676)	18,085	2,299	37,240

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(673)	210	(164)	962
Issuance Costs of Redeemed Preferred Stock	2,250	-	-	-
Preferred Distributions	3,844	3,589	3,589	3,589
Net (Loss) Income applicable to Common Shareholders	$(13,097)	$14,286	$(1,126)	$32,689
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.07)	$0.08	$0.01	$0.00
Discontinued Operations	-	(0.01)	(0.02)	0.16
Net (Loss) Income applicable to Common Shareholders	$(0.07)	$0.07	$(0.01)	$0.16
Weighted Average Common Shares Outstanding
Basic	197,029,017	198,633,051	198,878,496	198,994,277
Diluted	197,029,017	201,201,337	201,644,633	198,994,277

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$56,069	$81,361	$82,355	$82,741
Total Expenses	65,623	73,097	77,480	80,059
(Loss) Income from Unconsolidated Joint Ventures	(730)	190	(1,431)	(153)
(Loss) Income from Continuing Operations	(10,284)	8,454	3,444	2,529

Income Tax Benefit	-	-	-	3,355
(Loss) Income from Discontinued Operations (including Gain on Disposition of Hotel Properties)	2,370	8,935	2,450	965
Net (Loss) Income	(7,914)	17,389	5,894	6,849

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(741)	796	(279)	66
Preferred Distributions	3,500	3,500	3,500	3,500
Net (Loss) Income applicable to Common Shareholders	$(10,673)	$13,093	$2,673	$3,283
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.09)	$0.03	$0.00	$0.01
Discontinued Operations	0.03	0.04	0.01	0.01
Net Loss (Income) applicable to Common Shareholders	$(0.06)	$0.07	$0.01	$0.02
Weighted Average Common Shares Outstanding
Basic	170,427,428	186,264,437	196,360,325	196,411,729
Diluted	170,427,428	189,011,990	196,360,325	199,593,648

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2013

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Residence Inn, Framingham, MA	-	1,325	12,737	-	1,924	1,325	14,661	15,986	($3,923)	12,063	03/26/04
Hampton Inn, New York, NY	(23,650)	5,472	23,280	-	1,440	5,472	24,720	30,192	(5,927)	24,265	04/01/05
Residence Inn, Greenbelt, MD	(10,491)	2,615	14,815	-	2,233	2,615	17,048	19,663	(4,351)	15,312	07/16/04
Courtyard, Brookline, MA	(37,065)	-	47,414	-	1,435	-	48,849	48,849	(11,045)	37,804	06/16/05
Residence Inn, Tyson's Corner, VA	-	4,283	14,475	-	1,860	4,283	16,335	20,618	(3,498)	17,120	02/02/06
Hilton Garden Inn, JFK Airport, NY	(20,016)	-	25,018	-	2,466	-	27,484	27,484	(5,801)	21,683	02/16/06
Hawthorne Suites, Franklin, MA	(7,697)	1,872	8,968	-	364	1,872	9,332	11,204	(1,922)	9,282	04/25/06
Holiday Inn Exp, Cambridge, MA	-	1,956	9,793	-	2,338	1,956	12,131	14,087	(2,926)	11,161	05/03/06
Residence Inn, Norwood, MA	-	1,970	11,761	-	1,470	1,970	13,231	15,201	(2,418)	12,783	07/27/06
Hampton Inn, Chelsea, NY	(34,204)	8,905	33,500	-	1,856	8,905	35,356	44,261	(7,131)	37,130	09/29/06
Hyatt House, Gaithersburg, MD	(13,720)	2,912	16,001	-	3,372	2,912	19,373	22,285	(3,742)	18,543	12/28/06
Hyatt House, Pleasant Hills, CA	(20,160)	6,216	17,229	-	2,953	6,216	20,182	26,398	(3,356)	23,042	12/28/06
Hyatt House, Pleasanton, CA	(14,490)	3,941	12,560	-	3,441	3,941	16,001	19,942	(3,024)	16,918	12/28/06
Hyatt House, Scottsdale, AZ	(16,778)	3,060	19,968	-	3,350	3,060	23,318	26,378	(4,610)	21,768	12/28/06
Hyatt House, White Plains, NY	(33,030)	8,823	30,273	-	2,537	8,823	32,810	41,633	(6,383)	35,250	12/28/06
Holiday Inn Exp & Suites, Chester, NY	(6,366)	1,500	6,671	-	219	1,500	6,890	8,390	(1,208)	7,182	01/25/07
Hampton Inn, Seaport, NY	(18,047)	7,816	19,040	-	692	7,816	19,732	27,548	(3,472)	24,076	02/01/07
Hotel 373-5th Ave, New York, NY	(18,477)	14,239	16,778	-	129	14,239	16,907	31,146	(2,816)	28,330	06/01/07
Sheraton Hotel, JFK Airport, NY	-	-	27,315	-	969	-	28,284	28,284	(4,048)	24,236	06/13/08
Hampton Inn, Philadelphia, PA	-	3,490	24,382	-	5,901	3,490	30,283	33,773	(9,468)	24,305	02/15/06
Duane Street, Tribeca, NY	(14,597)	8,213	12,869	-	1,238	8,213	14,107	22,320	(2,411)	19,909	01/04/08
NU Hotel, Brooklyn, NY	-	-	22,042	-	638	-	22,680	22,680	(3,212)	19,468	01/14/08

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2013

[IN THOUSANDS] (CONTINUED)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Hilton Garden Inn, Tribeca, NY	(31,317)	21,077	42,955	-	278	21,077	43,233	64,310	(5,091)	59,219	05/01/09
Hampton Inn, Times Square, NY	-	10,691	41,637	-	275	10,691	41,912	52,603	(4,079)	48,524	02/09/10
Holiday Inn Express, Times Square, NY	-	11,075	43,113	-	46	11,075	43,159	54,234	(4,204)	50,030	02/09/10
Candlewood Suites, Times Square, NY	-	10,281	36,687	-	41	10,281	36,728	47,009	(3,569)	43,440	02/09/10
Hyatt Place, KOP, PA	-	1,133	7,267	-	3,908	1,133	11,175	12,308	(3,791)	8,517	08/17/10
Holiday Inn Express, Wall Street, NY	-	12,152	21,100	-	186	12,152	21,286	33,438	(1,959)	31,479	05/07/10
Hampton Inn, Washington, DC	-	9,335	58,048	-	1,102	9,335	59,150	68,485	(5,031)	63,454	09/01/10
Courtyard, Alexandria, VA	(23,755)	6,376	26,089	-	2,465	6,376	28,554	34,930	(5,700)	29,230	09/29/06
Sheraton, Wilmington South, DE	-	1,765	16,929	-	1,068	1,765	17,997	19,762	(1,932)	17,830	12/21/10
Holiday Inn, Water Street, NY	-	7,341	28,591	-	217	7,341	28,808	36,149	(1,814)	34,335	03/25/11
Capital Hill Suites Washington, DC	(27,119)	8,095	35,141	-	2,801	8,095	37,942	46,037	(2,955)	43,082	04/15/11
Courtyard, LA Westside, CA	(30,000)	13,489	27,025	-	1,795	13,489	28,820	42,309	(1,884)	40,425	05/19/11
Courtyard, Miami, FL	(60,000)	35,699	55,805	1	51	35,700	55,856	91,556	(2,971)	88,585	11/16/11
The Rittenhouse Hotel, PA	-	7,108	29,556	-	7,486	7,108	37,042	44,150	(2,513)	41,637	03/01/12
The Boxer, Boston, MA	-	1,456	14,954	-	1,419	1,456	16,373	17,829	(759)	17,070	05/07/12
Holiday Inn Express, Manhattan, NY	-	30,329	57,016	-	713	30,329	57,729	88,058	(2,276)	85,782	06/18/12
Hyatt, Union Square, NY	(55,000)	32,940	79,300	-	177	32,940	79,477	112,417	(1,445)	110,972	04/09/13
Courtyard, San Diego, CA	-	15,656	51,674	-	40	15,656	51,715	67,371	(754)	66,617	05/30/13
Residence Inn, Coconut Grove, FL	-	4,146	17,456	-	9	4,146	17,466	21,612	(245)	21,367	06/12/13
Winter Haven Hotel, Miami Beach, FL	-	5,400	18,147	-	-	5,400	18,148	23,548	15	23,563	12/20/13
Blue Moon Hotel, Miami Beach, FL	-	4,874	20,354	-	-	4,874	20,355	25,229	17	25,246	12/20/13
Total Investment in Real Estate	$($515,979)	339,026	1,155,733	$1	66,902	339,027	1,222,639	1,561,666	$(149,632)	1,412,034

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2013

[IN THOUSANDS] (CONTINUED)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated Depreciation	Net Book Value
Assets Held For Sale
	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Holiday Inn Exp, Langhorne, PA	(5,881)	1,088	6,573	(111)	(353)	977	6,220	7,197	(1,519)	5,678	05/26/05
Holiday Inn Exp, King of Prussia, PA	(11,628)	2,557	13,339	-	1,738	2,557	15,077	17,634	(3,441)	14,193	05/23/05
Courtyard, Langhorne, PA	(13,834)	3,064	16,068	-	986	3,064	17,054	20,118	(3,632)	16,486	01/03/06
Hyatt House, Bridgewater, NJ	(14,492)	3,373	19,685	(454)	92	2,919	19,778	22,697	(3,965)	18,732	12/28/06

Total Assets Held For Sale	$(45,835)	10,082	55,665	$(565)	2,463	9,517	58,129	67,646	$(12,557)	55,089

Total Real Estate	$(561,814)	349,108	1,211,398	$(564)	69,365	348,544	1,280,768	1,629,312	$(162,189)	1,467,123

*Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2013, 2012 and 2011 is approximately $1,575,555,  $1,278,318, and $1,362,064 respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

	2013	2012	2011
Reconciliation of Real Estate
Balance at beginning of year	$1,520,151	$1,481,433	$1,291,213
Additions during the year	275,032	167,916	248,358
Dispositions/Deconsolidation of consolidated joint venture during the year	(156,504)	(127,992)	(29,216)
Changes/Impairments in Assets Held for Sale	(9,367)	(1,206)	(141,633)
Investment in Real Estate	1,629,312	1,520,151	1,368,722
Assets Held for Sale, net of impairment	-	-	112,711
Total Real Estate	$1,629,312	$1,520,151	$1,481,433

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$150,353	$139,057	$112,161
Depreciation for year	39,771	35,597	28,229
Changes/Impairments in Assets Held for Sale	51	-	-
Accumulated depreciation on assets sold	(27,986)	(24,301)	(1,333)
Balance at the end of year	$162,189	$150,353	$139,057

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined within Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2013. Based on that evaluation, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2014

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2014 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2014 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2014 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2013, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2013:

			(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	1,430,038
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,430,038

(1) Represents shares issuable under the Company’s 2012 Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2014 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report.

1.Financial Statements:

The following financial statements are included in this report on pages 56 to 105:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 106 to 108: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2013

3.Exhibits

The following exhibits listed are filed as a part of this report:

Exhibit No.
3.1

Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed by Hersha Hospitality Trust on May 2, 2013 and incorporated by reference herein).

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
4.10

Investor Rights and Option Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 6, 2009 and incorporated by reference herein).†

4.11

Trustee Designation Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 6, 2009 and incorporated by reference herein).†

4.12

Amended and Restated Registration Rights Agreement, dated June 30, 2010, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P., IRSA Inversiones y Representaciones Sociedad Anónima, Dolphin Fund Ltd. and Citibank, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 30, 2010 and incorporated by reference herein).†

4.13

Form of specimen certificate representing the 6.875% Series C Cumulative Redeemable Preferred Shares, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on March 1, 2013)

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

10.30

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

10.32

Form of Fifth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trus Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2013).

10.33

Purchase and Sale Agreement (regarding the sale of sixteen hotel properties), dated September 20,2013, by and among 2144 Associates Hershey, 3144 Associates, Sawmill Three, LLC, 44 Hersha Smithfield, LLC, HHLP Brookhaven Associates, LLC, HHLP Harrisburg Friendship, LP, 44 Carlisle Associates, HHLP Langhorne One Associates, LP, Inn America Hospitality at Ewing, LLC, HHLP Wilmington Associates, LP, HHLP Oxford Valley Associates, LP, HHLP Hauppauge Associates, LLC, HHLP King of Prussia Associates, LP, HHLP Bridgewater Associates, LLC and HHLP Wilmington Associates, LP individually and collectively as sellers, and BRE NE Hospitality Holdings LLC, or its designee, as purchaser (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2013).

12.1	Statement Regarding Computation of Ratio of Per Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.**
21.1	List of Subsidiaries of the Registrant.**
23.1	Consent of KPMG LLP.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

February 26, 2014	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 26, 2014
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2014
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 26, 2014
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 26, 2014
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2014
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 26, 2014
Donald J. Landry

/s/ Thomas J. Hutchison III	Trustee	February 26, 2014
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 26, 2014
Michael A. Leven
/s/ Dianna F. Morgan	Trustee	February 26, 2014
Dianna F. Morgan

/s/ Kiran P. Patel	Trustee	February 26, 2014
Kiran P. Patel

/s/ John M. Sabin	Trustee	February 26, 2014
John M. Sabin