Form 10-Q
period 2014-03-31
HERSHA HOSPITALITY TRUST
filed 2014-05-02
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐Yes ☒No

As of May 2, 2014, the number of Class A common shares of beneficial interest outstanding was 200,624,864 and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 [UNAUDITED] AND DECEMBER 31, 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2014	December 31, 2013
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $85,388 and $85,759	$1,558,833	$1,535,835
Investment in Unconsolidated Joint Ventures	11,624	12,044
Cash and Cash Equivalents	24,312	36,213
Escrow Deposits	21,868	25,938
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $60 and $43	10,822	9,141
Deferred Financing Costs, Net of Accumulated Amortization of $5,866 and $7,070	8,611	7,570
Due from Related Parties	5,345	11,124
Intangible Assets, Net of Accumulated Amortization of $3,194 and $3,227	7,499	7,603
Deposits on Hotel Acquisitions	16,486	18,586
Other Assets	24,836	27,460
Hotel Assets Held for Sale	28,331	56,583
Total Assets	$1,718,567	$1,748,097

Liabilities and Equity:
Line of Credit	$23,000	$-
Unsecured Term Loan	150,000	150,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $55,313 and $55,714	571,767	571,953
Accounts Payable, Accrued Expenses and Other Liabilities	49,901	40,852
Dividends and Distributions Payable	15,868	15,955
Due to Related Parties	6,722	4,815
Liabilities Related to Hotel Assets Held for Sale	18,387	45,835
Total Liabilities	887,193	880,958

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 7,600,000 Series B and C Shares Issued and Outstanding at March 31, 2014 and December 31, 2013, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at March 31, 2014 and December 31, 2013, 200,622,708 and 202,759,419 Shares Issued and Outstanding at March 31, 2014 and December 31, 2013, respectively	2,006	2,028
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2014 and December 31, 2013	-	-
Accumulated Other Comprehensive Loss	(476)	(376)
Additional Paid-in Capital	1,189,372	1,200,798
Distributions in Excess of Net Income	(387,863)	(364,568)
Total Shareholders' Equity	803,115	837,958

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	28,777	29,523
Noncontrolling Interests - Consolidated Variable Interest Entity	(518)	(342)
Total Noncontrolling Interests	28,259	29,181

Total Equity	831,374	867,139

Total Liabilities and Equity	$1,718,567	$1,748,097

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2014	2013
Revenue:
Hotel Operating Revenues	$79,917	$65,242
Interest Income from Development Loans	-	146
Other Revenues	33	205
Total Revenues	79,950	65,593

Operating Expenses:
Hotel Operating Expenses	48,776	40,176
Insurance Recoveries	(2,045)	(403)
Hotel Ground Rent	410	228
Real Estate and Personal Property Taxes and Property Insurance	6,806	5,816
General and Administrative (including Share Based Payments of $1,112 and $2,388 for the three months ended March 31, 2014 and 2013, respectively)	3,902	5,150
Acquisition and Terminated Transaction Costs	134	3
Depreciation and Amortization	16,343	12,698
Total Operating Expenses	74,326	63,668

Operating Income	5,624	1,925

Interest Income	398	456
Interest Expense	10,048	9,415
Other Expense	198	-
Loss on Debt Extinguishment	644	261
Loss Before Loss from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	(4,868)	(7,295)

Loss from Unconsolidated Joint Venture Investments	(420)	(396)

Loss Before Income Taxes	(5,288)	(7,691)

Income Tax Benefit	108	1,130

Loss from Continuing Operations	(5,180)	(6,561)

Discontinued Operations (Note 11):
Gain on Disposition of Hotel Properties	138	-
Impairment of Discontinued Assets	(1,800)	-
Income (Loss) from Discontinued Operations, Net of Income Taxes	329	(1,115)
Loss from Discontinued Operations	(1,333)	(1,115)

Net Loss	(6,513)	(7,676)

Loss Allocated to Noncontrolling Interests	507	673
Preferred Distributions	(3,589)	(3,844)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	(2,250)

Net Loss Applicable to Common Shareholders	$(9,595)	$(13,097)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2014		2013
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.04)		$(0.06)
Loss from Discontinued Operations Applicable to Common Shareholders	(0.01)		(0.01)
Net Loss Income Applicable to Common Shareholders	$(0.05)		$(0.07)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.04)		$(0.06)
Loss from Discontinued Operations Applicable to Common Shareholders	(0.01)		(0.01)
Net Loss Income Applicable to Common Shareholders	$(0.05)		$(0.07)

Weighted Average Common Shares Outstanding:
Basic	200,743,751		197,029,017
Diluted	200,743,751	*	197,029,017	*

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2014	2013

Common Units of Limited Partnership Interest	6,914,716	7,100,844
Unvested Stock Awards Outstanding	650,379	1,779,890
Contingently Issuable Share Awards	650,809	3,027,599
Total Potentially Dilutive Securities Excluded from the Denominator	8,215,904	11,908,333

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2014	2013
Net Loss	$(6,513)	(7,676)
Other Comprehensive Loss
Change in Fair Value of Derivative Instruments	256	452
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(356)	(296)

Comprehensive Loss	(6,613)	(7,520)
Less: Comprehensive Loss Attributable to Noncontrolling Interests	507	673
Less: Preferred Distributions	(3,589)	(3,844)
Less: Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	(2,250)
Comprehensive Loss Attributable to Common Shareholders	$(9,695)	$(12,941)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Shares	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	202,759,419	2,028	-	7,600,000	76	1,200,798	(376)	(364,568)	837,958	6,914,716	29,523	(342)	29,181	867,139
Repurchase of Common Stock	(2,626,854)	(26)	-	-	-	(13,637)	-	(1,621)	(15,284)	-	-	-	-	(15,284)
Dividends and Distributions declared:
Common Stock ($0.06 per share)	-	-	-	-	-	-	-	(12,079)	(12,079)	-	-	-	-	(12,079)
Preferred Stock	-	-	-	-	-	-	-	(3,589)	(3,589)	-	-	-	-	(3,589)
Common Units ($0.06 per share)	-	-	-	-	-	-	-	-	-	-	(415)	-	(415)	(415)
Dividend Reinvestment Plan	2,154	-	-	-	-	11	-	-	11	-	-	-	-	11
Stock Based Compensation				-						-			-
Grants	487,989	4	-	-	-	(4)	-	-	-	-	-	-	-	-
Amortization	-	-	-	-	-	2,204	-	-	2,204	-	-	-	-	2,204
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(100)	-	(100)	-	-	-	-	(100)
Net Loss	-	-	-	-	-	-	-	(6,006)	(6,006)	-	(331)	(176)	(507)	(6,513)
Balance at March 31, 2014	200,622,708	2,006	-	7,600,000	76	1,189,372	(476)	(387,863)	803,115	6,914,716	28,777	(518)	28,259	831,374

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

	Shareholders' Equity									Noncontrolling Interests					Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Shares	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Shares	Common Units ($)
Balance at December 31, 2012	198,672,356	1,986	-	7,000,000	70	1,178,292	(1,786)	(348,734)	829,828	4,048,254	15,484	476	15,960	845,788	3,064,252	15,321
Unit Conversion	17,790	1	-	-	-	69	-	-	70	(17,790)	(70)	-	(70)	-	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	-	3,064,252	15,251	-	15,251	15,251	(3,064,252)	(15,251)
Preferred Stock	-			-						-					-
Preferred Stock Offering, Net of Costs	-	-	-	-	30	72,389	-	-	72,419	-	-	-	-	72,419	-	-
Preferred Stock Redemption	-	-	-	-	(24)	(59,976)	-		(60,000)	-	-	-	-	(60,000)	-	-
Dividends and Distributions declared:
Common Stock ($0.06 per share)	-	-	-	-	-	-	-	(13,250)	(13,250)	-	-	-	-	(13,250)	-	-
Preferred Stock	-	-	-	-	-	-	-	(3,844)	(3,844)	-	-	-	-	(3,844)	-	-
Common Units ($0.06 per share)	-	-		-		-	-	-	-	-	(426)	-	(426)	(426)	-	-
Dividend Reinvestment Plan	2,097	-	-	-	-	10	-	-	10	-	-	-	-	10	-	-
Stock Based Compensation
Grants	3,860,907	39	-	-	-	(39)	-	-	-	-	-	-	-	-	-	-
Amortization	-	-	-	-	-	4,094	-	-	4,094	-	-	-	-	4,094	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	156	-	156	-	-	-	-	156	-	-
Net Loss	-	-	-	-	-	-	-	(7,003)	(7,003)	-	(402)	(201)	(603)	(7,606)	-	(70)
Balance at March 31, 2013	202,553,150	2,026	-	7,000,000	76	1,194,839	(1,630)	(372,831)	822,480	7,094,716	29,837	275	30,112	852,592	-	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

	2014	2013
Operating Activities:
Net Loss	$(6,513)	$(7,676)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Assets	(138)	-
Impairment of Assets	1,800	-
Deferred Taxes	(108)	(1,130)
Depreciation	16,244	14,741
Amortization	622	720
Debt Extinguishment	552	207
Equity in Loss (Income) of Unconsolidated Joint Ventures	420	396
Loss Recognized on Change in Fair Value of Derivative Instrument	12	7
Stock Based Compensation Expense	1,112	2,388
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(1,846)	353
Escrows	(2,103)	(3,091)
Other Assets	3,299	940
Due from Related Parties	5,779	(3,576)
Increase (Decrease) in:
Due to Related Parties	2,210	685
Accounts Payable, Accrued Expenses and Other Liabilities	(2,400)	7,265
Net Cash Provided by Operating Activities	$18,942	$12,229

Investing Activities:
Purchase of Hotel Property Assets	$(16,500)	$-
Deposits on Hotel Acquisitions, Net	(1,000)	(2,486)
Capital Expenditures	(11,092)	(12,603)
Cash Paid for Hotel Development Projects	(2,396)	(4,916)
Proceeds from Disposition of Hotel Properties	13,397	-
Net Changes in Capital Expenditure Escrows	3,025	(1,792)
Proceeds from Insurance Claims	1,033	400
Repayment of Development Loans Receivable	-	13,143
Distributions from Unconsolidated Joint Venture	-	1,353
Net Cash Used in Investing Activities	$(13,533)	$(6,901)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

	2014	2013
Financing Activities:
Proceeds from (Repayments of) Borrowings Under Line of Credit, Net	$23,000	$-
Proceeds from Unsecured Term Loan Borrowing	-	50,000
Principal Repayment of Mortgages and Notes Payable	(16,129)	(41,288)
Proceeds from Mortgages and Notes Payable	9,500	5,000
Cash Paid for Deferred Financing Costs	(2,239)	(80)
Proceeds from Issuance of Preferred Stock, Net	-	72,419
Redemption of Series A Preferred Shares	-	(60,000)
Repurchase of Common Shares	(15,284)	-
Settlement of Interest Rate Cap	-	(565)
Dividends Paid on Common Shares	(12,154)	(11,910)
Dividends Paid on Preferred Shares	(3,589)	(4,473)
Distributions Paid on Common Partnership Units	(415)	(430)
Net Cash (Used In) Provided by Financing Activities	$(17,310)	$8,673

Net (Decrease) Increase in Cash and Cash Equivalents	$(11,901)	$14,001
Cash and Cash Equivalents - Beginning of Period	36,213	69,059

Cash and Cash Equivalents - End of Period	$24,312	$83,060

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administed Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of March 31, 2014, we owned an approximate 96.7% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity and certain common units of limited partnership interest in HHLP (“Common Units”) that are nonredeemable (“Nonredeemable Common Units”) as equity. The noncontrolling interest of Nonredeemable Common Units totaled $28,777 as of March 31, 2014 and $29,523 as of December 31, 2013.  As of March 31, 2014, there were 6,914,716 Nonredeemable Common Units outstanding with a fair market value of $40,313, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Nonredeemable Common Units, as well as the net income or loss related to the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity, is included in net income or loss in the consolidated statements of operations. Net income or loss attributed to the Common Units and the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Shareholders’ Equity

Terms of the Series B and Series C Preferred Shares outstanding at March 31, 2014 and December 31, 2013 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2014	December 31, 2013	Aggregate Liquidation Preference	Distribution Rate	2014	2013

Series B	4,600,000	4,600,000	$115,000	8.000%	$0.5000	$0.5000
Series C	3,000,000	3,000,000	75,000	6.875%	0.4297	0.1862
	7,600,000	7,600,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In December 2012, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares through December 31, 2013. We did not repurchase any common shares prior to the expiration of the share repurchase program. In January 2014, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2014. For the three months ended March 31, 2014, the Company repurchased 2,626,854 common shares for an aggregate purchase price of $15,284.  Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued commons shares.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Land	$324,788	$339,027
Buildings and Improvements	1,290,501	1,222,639
Furniture, Fixtures and Equipment	175,089	171,116
Construction in Progress	38,411	63,168
	1,828,789	1,795,950

Less Accumulated Depreciation	(269,956)	(260,115)

Total Investment in Hotel Properties	$1,558,833	$1,535,835

During the three months ended March 31, 2014, we acquired the following wholly-owned hotel property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Ground Lease Intangible	Franchise Fees and Loan Costs	Total Purchase Price	Assumption of Debt
Hotel Oceana, Santa Barbara, CA	2/28/2014	$-	$55,080	$805	$(14,230)	$273	$41,928	$24,924

Acquisition-related cost, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets.  During the three months ended March 31, 2014, we paid $119 in acquisition costs related to the above acquired asset.

Included in the consolidated statements of operations for the three months ended March 31, 2014 are total revenues of $712 and a  total net income of $29 for the hotel we acquired during the three months ended March 31, 2014 and consolidated since the date of acquisition.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three months ended March 31, 2014 and 2013, are presented as if the Hotel Oceana had been acquired as of January 1, 2013 and the four hotels acquired by the Company in 2013 (other than the Hyatt Union Square, which did not have operating history prior to acquisition) had been acquired as of January 1, 2012.  The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2013 and January 1, 2012 at the beginning of the year presented, nor do they purport to represent the results of operations for future periods.

	Three Months Ended March 31,
	2014	2013
Pro Forma Total Revenues	$81,148	$75,678

Pro Forma Loss from Continuing Operations	$(5,550)	$(5,171)
Loss from Discontinued Operations	(1,333)	(1,115)
Pro Forma Net Loss	(6,883)	(6,286)
Loss Allocated to Noncontrolling Interest	(495)	(721)
Preferred Distributions	(3,589)	(3,844)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	(2,250)
Pro Forma Net Loss Applicable to Common Shareholders	$(10,967)	$(13,101)

Pro Forma Loss Applicable to Common Shareholders per Common Share
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

Weighted Average Common Shares Outstanding
Basic	200,743,751	197,029,017
Diluted	200,743,751	197,029,017

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

We capitalize expenditures related to hotel development projects and renovations, including indirect costs such as interest expense, real estate taxes and utilities related to hotel development projects and renovations.

We have capitalized the following indirect development costs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Property Tax	$110	$84
Interest Expense	242	275
Utility	8	1
Total	$360	$360

During the first quarter of 2014, we settled a significant portion of the insurance claim we had for losses incurred as a result of Hurricane Sandy.  In October 2012, Hurricane Sandy affected numerous hotels  within our portfolio. Two hotels within our portfolio were significantly impacted by this natural disaster; one hotel was inoperable (Holiday Inn Express Water Street, New York, NY) and one hotel development project has incurred delays in construction (Hampton Inn, Pearl Street, New York, NY). Prior to March 31, 2014, we had recorded estimated property losses of $1,586 on the Holiday Inn Express Water Street and a corresponding insurance claim receivable of $1,486.  This hotel re-opened in April 2013.  We also had recorded estimated property losses of $1,997 on the Hampton Inn Pearl Street and a corresponding insurance claim receivable of $1,897, and we expect this hotel to open in the second quarter of 2014.  As of a result of the claim settlement, we recorded a gain on insurance settlements of approximately $2,045.

Purchase and Sale Agreements

In February 2014, the Company entered into a purchase and sale agreement to sell the Hotel 373, New York, NY to an unaffiliated buyer.  This property was acquired by the Company in June 2007.  On April 30, 2014, the Company closed on the sale of this asset for a total sales price of $37,000 and reduced the Company’s mortgage debt by $18,356.

In April 2014, the Company entered into a purchase and sale agreement to purchase the Parrot Key Hotel and Resort in Key West, FL from an unaffiliated buyer for a total purchase price of $100,000.  The transaction is expected to close in the second quarter of 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2014 and December 31, 2013, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2014	2013

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$936	$1,057
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,613	4,777
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	6,075	6,210
				$11,624	$12,044

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

Income (loss) recognized during the three months ended March 31, 2014 and 2013, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2014	2013
SB Partners, LLC	$(121)	$(117)
Hiren Boston, LLC	(165)	(169)
Mystic Partners, LLC	(134)	(110)
Loss from Unconsolidated Joint Venture Investments	$(420)	$(396)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

Balance Sheets
	March 31,	December 31,
	2014	2013
Assets
Investment in Hotel Properties, Net	$113,428	$114,221
Other Assets	20,985	19,146
Total Assets	$134,413	$133,367

Liabilities and Equity
Mortgages and Notes Payable	$125,320	$112,654
Other Liabilities	32,370	37,464
Equity:
Hersha Hospitality Trust	25,952	26,230
Joint Venture Partner(s)	(49,229)	(42,981)
Total Equity	(23,277)	(16,751)

Total Liabilities and Equity	$134,413	$133,367

Statements of Operations

	Three Months Ended March 31,
	2014	2013
Room Revenue	$12,490	$12,338
Other Revenue	4,785	5,285
Operating Expenses	(12,955)	(13,023)
Interest Expense	(6,828)	(1,869)
Lease Expense	(250)	(247)
Property Taxes and Insurance	(747)	(743)
General and Administrative	(1,405)	(1,452)
Depreciation and Amortization	(1,616)	(1,609)
Gain/Loss Allocated to Noncontrolling Interests	229	(24)

Net Loss from Continuing Operations	(6,297)	(1,344)
Loss from Discontinued Operations	-	(55)
Gain on Disposition of Hotel Properties	-	1,162

Net Loss	$(6,297)	$(237)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
Company's share of equity recorded on the joint ventures' financial statements	$25,952	$26,230
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(14,328)	(14,186)
Investment in Unconsolidated Joint Ventures	$11,624	$12,044

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Transaction Costs	$179	$115
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	7,050	9,256
Insurance Claims Receivable	555	1,706
Deferred Tax Asset, Net of Valuation Allowance of $804	8,304	8,766
Other	7,200	6,069
	$24,836	$27,460

Transaction Costs - Transaction costs include legal fees and other third party transaction costs incurred relative to entering into debt facilities, issuances of equity securities and other costs that are recorded in other assets prior to the closing of the respective transactions.

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Insurance Claims Receivable – As noted in “Note 2 – Investment in Hotel Properties,” we recorded an insurance claim receivable due to the property damage that occurred at several of our hotel properties as a result of Hurricane Sandy in October 2012.  This claim was settled in March 2014.  The balance in insurance claims receivable as of March 31, 2014 is comprised of claims that arose from property damage at several hotel properties as a result of other events.

Deferred Tax Asset - We have approximately $8,304 of net deferred tax assets as of March 31, 2014. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $8,304 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of March 31, 2014, we had $16,486 in interest bearing deposits related to the future acquisition of the Hilton Garden Inn -52nd Street, New York, NY.  On October 24, 2012, we entered into a purchase and sale agreement to acquire the Hilton Garden Inn – 52nd Street in New York, NY for total consideration of $74,000. As of March 31, 2014, we had provided $16,486 to the seller as a deposit earning 10% per annum and we may fund an additional $514 deposit earning 10% per annum. The total consideration to the seller will consist of this $17,000 interest bearing deposit, an additional $15,000 cash to be paid to the seller upon closing and the assumption or extinguishment of a mortgage loan secured by the hotel in the original aggregate principal amount of $42,000. The transaction is expected to close shortly after the developer completes the hotel’s construction, which is anticipated for the second quarter of 2014. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns.

As of December 31, 2013,  our Deposits on Hotel Acquisitions consisted of $15,486 in interest bearing deposits related to the future acquisition of Hilton Garden Inn 52nd Street, New York, NY and $3,100 in non-interest bearing deposits related to the acquisition of the Hotel Oceana, located in Santa Barbara, California.  The acquisition of the Hotel Oceana closed in the first quarter of 2014.  See “Note 2 – Investment in Hotel Properties” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

We had total mortgages payable at March 31, 2014 and December 31, 2013 of $590,154 (including $18,387 in outstanding mortgage indebtedness related to assets held for sale) and $617,788 (including $45,835 in outstanding mortgage indebtedness related to assets held for sale), respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.79% to 8.25% as of March 31, 2014. Included in these balances are net premiums of $2,247 and $2,466 as of March 31, 2014 and December 31, 2013, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $7,826 and $8,294 during the three months ended March 31, 2014 and 2013, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing four of our hotel properties were not met as of March 31, 2014. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loans.

As of March 31, 2014, the maturity dates for the outstanding mortgage loans ranged from October 2014 to April 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the three months ended March 31, 2014 and 2013 was 3.24% and 3.31%, respectively.  Interest expense in the amount of $417 and $426 was recorded for the three months ended March 31, 2014 and 2013, respectively.

Credit Facilities

On February 28, 2014, we entered into a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit, and a $250,000 senior unsecured term loan. This new facility amended and restated the existing $400,000 senior unsecured credit facility. The $500,000 unsecured credit facility expires on February 28, 2018, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The credit facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.

Prior to February 28, 2014, we maintained a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provided for a $400,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit, and a $150,000 senior unsecured term loan. Our previous $250,000 senior secured credit facility was terminated and replaced by the $400,000 unsecured credit facility, and, as a result, all amounts outstanding under our $250,000 secured credit facility were repaid with borrowings from our $400,000 unsecured credit facility. The $400,000 unsecured credit facility would have expired on November 5, 2015, and, provided no event of default had occurred and remained uncured, we could request that the lenders renew the credit facility for two additional one-year periods. The unsecured credit facility was also expandable to $550,000 at our request, subject to the satisfaction of certain conditions.

The amount that we can borrow at any given time on our $500,000 unsecured credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2014, the following hotel properties were borrowing base assets:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Philadelphia, PA
- Holiday Inn, Wall Street, NY	- Hampton Inn, Washington, DC
- Holiday Inn Express, Times Square, NY	- Hyatt Place, King of Prussia, PA
- Residence Inn, Norwood, MA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Holiday Inn Express (Water Street), New York, NY
- Candlewood Suites, Times Square, NY	- Courtyard, San Diego, CA
- Hampton Inn, Times Square, NY	- Residence Inn, Coconut Grove, FL
- Winter Haven, Miami, FL	- Blue Moon, Miami, FL

The interest rate for the $500,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.70% to 2.45% for the revolving line of credit and 1.60% to 2.35% for the unsecured term loan. Prior to the refinance of the unsecured credit facility as noted above, the pricing grid under the $400,000 unsecured credit facility was a range of one month U.S. LIBOR plus 1.75% to 2.65% for the revolving line of credit and unsecured term loan.

As of March 31, 2014, we had borrowed $150,000 in unsecured term loans under the unsecured credit facility, and had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 3.217%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

The credit agreement providing for the $500,000 unsecured credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $803,711, plus an amount equal to 75% times the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.45 to 1.00, which increases to 1.50 to 1.00 as of January 1, 2016;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 50%, which decreases to 45% as of January 1, 2016.

The Company is in compliance with each of the covenants listed above as of March 31, 2014. As of March 31, 2014, our remaining borrowing capacity under the $500,000 unsecured credit facility was $322,745, based on the borrowing base assets at March 31, 2014.

As of March 31, 2014, the outstanding unsecured term loan balance under the $500,000 unsecured credit facility was $150,000 and we had outstanding borrowings of $23,000 on the revolving line of credit. As of December 31, 2013, the outstanding unsecured term loan under the prior $400,000 unsecured credit facility was $150,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $1,103 and $1,063 related to borrowings drawn on each of the aforementioned credit facilities for the three months ended March 31, 2014 and 2013, respectively. The weighted average interest rate on our credit facilities was 3.14% and 3.25% for the three months ended March 31, 2014 and 2013, respectively.

Capitalized Interest

We utilize mortgage debt and our $500,000 unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the unsecured credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended March 31, 2014 and 2013, we capitalized $242 and $278, respectively, of interest expense related to these projects.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.   As of March 31, 2014, deferred costs were $8,611, net of accumulated amortization of $5,866. Amortization of deferred costs for the three months ended March 31, 2014 and 2013 was $699 and $616, respectively.

Debt Payoff

On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our $400,000 unsecured credit facility which was used to pay off the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY.  This mortgage was also subject to an interest rate swap, which was terminated as a cash flow hedge as of December 31, 2012 due to this payoff.  As a result of this payoff, we expensed $261 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the three months ended March 31, 2014.

New Debt/Refinance

As previously mentioned, we refinanced our previous $400,000 unsecured credit facility with a $500,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders.  As a result of this refinance, we expensed $579 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the three months ended March 31, 2014.

On January 31, 2014, we paid down $5,175 of the outstanding debt and modified the mortgage loan on the Duane Street Hotel, New York, NY. In connection with, we entered into a $9,500 mortgage loan with a maturity date of February 1, 2017. The modified mortgage loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 4.50%. The modification also includes an interest rate swap, which effectively fixes the interest rate at 5.433%.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate swap.  As a result of this modification, we expensed $65 in unamortized deferred financial costs and fees during the first quarter of 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2014 and 2013, base management fees incurred totaled $2,462 and $2,266, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2014 and 2013, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2014 and 2013 were $5,068 and $5,160, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2014 and 2013, the Company incurred accounting fees of $358 and $426, respectively. For the three months ended March 31, 2014 and 2013, the Company incurred information technology fees of $105 and $125 respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2014 and 2013, we incurred fees of $288 and $452, respectively, which were capitalized with the cost of fixed asset additions.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Hotel Supplies

For the three months ended March 31, 2014 and 2013, we incurred charges for hotel supplies of $51 and $36, respectively. For the three months ended March 31, 2014 and 2013, we incurred charges for capital expenditure purchases of $4,516 and $5,815,  respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $3 and $2 is included in accounts payable at March 31, 2014 and December 31, 2013, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2014 and December 31, 2013 was approximately $5,345 and $11,124, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of March 31, 2014 and December 31, 2013 was approximately $6,722 and $4,815, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended March 31, 2014 and 2013, we incurred $410 and $228, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

As of March 31, 2014, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of March 31, 2014 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2014	December 31, 2013

Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$ 30,000	$(339)	$(374)
Capitol Hill Hotel, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	26,996	(83)	(88)
Hotel 373, New York, NY	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	18,387	-	1
Courtyard, Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	60,000	(339)	(354)
Subordinated Notes Payable	Cap	2.000%	1-Month LIBOR + 3.00%	July 30, 2012	July 30, 2014	51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	100,000	359	430
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	50,000	108	137
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	52	76
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,482	(38)	-
							$(280)	$(172)

The fair value of certain swaps and our interest rate caps is included in other assets at March 31, 2014 and December 31, 2013 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at March 31, 2014 and December 31, 2013.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $100 and a gain of $156 for the three months ended March 31, 2014 and 2013, respectively. These unrealized gains were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $356 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three months ended March 31, 2013, respectively. For the next twelve months ending March 31, 2015, the Company estimates that an additional $1,409 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2014, the carrying value and estimated fair value of the Company’s debt were $814,702 and $812,186, respectively.  As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt were $819,336 and $828,974, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS

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

Stock based compensation expense related to the Annual LTIP Plans of $535 and $968 was incurred during the three months ended March 31, 2014 and 2013, respectively.  Unearned compensation related to the Annual LTIPs as of March 31, 2014 and December 31, 2013 was $2,224 and $1,305, respectively. The following table is a summary of all unvested share awards issued to executives under the Annual LTIPs:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
March 21, 2014
(2013 Annual LTIP)	447,959	$5.80	3 years	25%/year (1)	111,988	-	$1,167	$-
March 20, 2013
(2012 Annual LTIP)	779,045	$5.95	3 years	25%/year (1)	389,520	389,520	857	1,039
March 26, 2012
(2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	561,694	561,694	200	266
					1,063,202	951,214	$2,224	$1,305

(1)25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of issuance (subject to continuous employment through the applicable vesting date).

Multi-Year LTIP

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year LTIP.  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of March 31, 2014 no common shares have been issued in accordance with the 2013 Plan to the executive officers in settlement of Multi-Year LTIP 2013 awards. The Company accounts for the total shareholder return components of these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards.

Stock based compensation expense of $96 and $798 was recorded for the three months ended March 31, 2014 and 2013, respectively, for the Multi-Year LTIPs.  Unearned compensation related to the multi-year program as of March 31, 2014 and December 31, 2013, respectively, was $1,061 and $1,157.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIPs and Annual LTIPs stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $357 and $489 was incurred during the three months ended March 31, 2014 and 2013, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2014 and December 31, 2013 was $3,801 and $4,102, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
June 30, 2011	17,692	5.57	2-4 years	25-50%/year	9,919	9,919	$22	$28
April 18, 2012	1,035,595	5.47	5 years	33% Year 3, 4, 5 (1)	-	-	3,472	3,746
June 29, 2012	52,703	5.28	2-4 years	25-50%/year	22,480	22,480	81	110
June 28, 2013	48,600	5.64	2-4 years	25-50%/year	-	-	166	199
September 20, 2013	4,605	5.52	2-4 years	25-50%/year	-	-	13	19
February 13, 2014	1,846	5.44	2 years	50%/year	-	-	8	-
March 24, 2014	8,184	5.69	2 years	50%/year	-	-	39	-
Total	1,169,225				32,399	32,399	$3,801	$4,102

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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 27, 2013, we issued 39,133 shares which do not fully vest until December 31, 2014. Compensation expense incurred for the three months ended March 31, 2014 and 2013,  respectively, was $55 and $40.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2014	December 31, 2013
December 27, 2013	39,133	$5.63	1 year	100%	$165	$220

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the three months ended March 31, 2014 and 2013, respectively, was $15 and $14.  Unearned compensation related to the multi-year long term equity incentives was $110 and $124 as of March 31, 2014 and December 31, 2013, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
December 27, 2013	12,000	3 years	33%/year	-	-	$62	$67
December 28, 2012	12,000	3 years	33%/year	4,002	4,002	35	39
June 5, 2012	10,800	3 years	33%/year	7,200	7,200	13	18
				11,202	11,202	$110	$124

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $54 and $79, for the three months ended March 31, 2014 and 2013, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2014 and December 31, 2013 was $252 and $81, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
March 24, 2014	30,000	$5.69	2 years	50%/year		-	$171	$-
February 1, 2013	30,000	$5.41	2 years	50%/year	14,999	14,999	81	81
Total	60,000				14,999	14,999	$252	$81

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2014		2013
NUMERATOR:
Basic and Diluted*
Loss from Continuing Operations	$(5,180)		$(6,561)
Loss from Continuing Operations allocated to Noncontrolling Interests	462		634
Distributions to Preferred Shareholders	(3,589)		(3,844)
Dividends Paid on Unvested Restricted Shares	(130)		(242)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	-		(2,250)
Loss from Continuing Operations attributable to Common Shareholders	(8,437)		(12,263)

Discontinued Operations
Loss from Discontinued Operations	(1,333)		(1,115)
Loss from Discontinued Operations allocated to Noncontrolling Interests	45		39
Loss from Discontinued Operations attributable to Common Shareholders	(1,288)		(1,076)

Net Loss attributable to Common Shareholders	$(9,725)		$(13,339)

DENOMINATOR:
Weighted average number of common shares - basic	200,743,751		197,029,017
Effect of dilutive securities:
Restricted Stock Awards	-	*	-	*
Contingently Issued Shares	-	*	-	*
Weighted average number of common shares - diluted	200,743,751		197,029,017

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2014	2013

Common Units of Limited Partnership Interest	6,914,716	7,100,844
Unvested Stock Awards Outstanding	650,379	1,779,890
Contingently Issuable Share Awards	650,809	3,027,599
Total potentially dilutive securities excluded from the denominator	8,215,904	11,908,333

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2014 and 2013 totaled $10,133 and $9,132,  respectively. The following non-cash investing and financing activities occurred during 2014 and 2013:

	2014	2013
Common Shares issued as part of the Dividend Reinvestment Plan	$11	$10
Acquisition of hotel properties and consolidation of variable interest entities:
Debt assumed	24,924	-
Conversion of Common Units to Common Shares	-	70

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – DISCONTINUED OPERATIONS

Effective January 1, 2014, we early adopted ASU Update No. 2014-08 concerning the classification and reporting of discontinued operations.  This amendment defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  As a result of the early adoption of ASU Update No. 2014-08, we anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

For transactions that have been classified as held for sale or as discontinued operations for periods prior to March 31, 2014, we will continue to present the operating results as discontinued operations in the statements of operations for all applicable periods presented. For the three months ended March 31, 2014, we had one hotel property which was held for sale but did not qualify for presentation as a discontinued operation.  See “Note 2 – Investment In Hotel Properties” for more information on this asset.

Disposed Assets

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties, for an aggregate purchase price of approximately $217,000.  In September 2013, our Board of Trustees authorized management of the Company to sell this portfolio. The 16 non-core hotel properties in the portfolio were acquired by the Company between 1999 and 2010. On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties and closed on the remaining four properties in February 2014. The operating results for the 16 assets were reclassified to discontinued operations in the statement of operations for three months ended March 31, 2014 and 2013.  The 16 assets were sold for a total sales price of $217,000 reduced the Company’s consolidated mortgage debt by $78,754 and generated a gain on sale of approximately $31,697, including $138 recorded during the three months ended March 31, 2014 from the closing of the remaining 4 properties.   We also recorded an impairment loss for this transaction of approximately $8,391 in 2013 and the first quarter of 2014, for which the net proceeds did not exceed the carrying value.

On September 17, 2013, the Company closed on the sale of the Holiday Inn Express Camp Springs, MD to an unaffiliated buyer for a total sale price of $8,500 with a gain on sale of approximately $120 recognized in 2013. This hotel was acquired by the Company in June 2008. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2013. We previously recorded an impairment loss of approximately $3,723 during the second quarter of 2013 as the net proceeds were not expected to exceed the carrying value.

On June 12, 2013, the Company closed on the sale of the Comfort Inn Harrisburg, PA to an unaffiliated buyer for a total sale price of $3,700 with a gain on sale of approximately $442 recognized in 2013.  This hotel was acquired by the Company in September 1999. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three months ended March 31, 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – DISCONTINUED OPERATIONS (CONTINUED)

Assets held for sale or liabilities related to assets held for sale consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Land	$14,239	$9,517
Buildings and Improvements	16,907	58,129
Furniture, Fixtures and Equipment	3,502	9,198
	34,648	76,844

Less Accumulated Depreciation & Amortization	(6,317)	(20,261)

Assets Held for Sale	$28,331	$56,583

Liabilities Related to Assets Held for Sale	$18,387	$45,835

The following table sets forth the components of discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenue:
Hotel Operating Revenues	$1,937	$11,548
Other Revenue	-	32
Total Revenues	1,937	11,580
Expenses:
Hotel Operating Expenses	1,154	8,189
Gain on Insurance Settlements	23	-
Real Estate and Personal Property Taxes and Property Insurance	90	850
General and Administrative	(15)	2
Depreciation and Amortization	-	2,398
Interest Expense	356	1,253
Other Expense	-	3
Total Expenses	1,608	12,695

Income (Loss) from Discontinued Operations	$329	$(1,115)

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

●changes in real estate and zoning laws and increases in real property tax rates; and

●the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2014, we owned interests in 51 hotels, many of which are located in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 45 wholly-owned hotels and interests in six hotels owned through unconsolidated joint ventures.  Our "Summary of Operating Results" section below contains operating results for 44 consolidated hotel assets and six hotel assets owned through unconsolidated joint ventures. These results exclude the Hampton Inn Pearl Street, New York, NY, which is currently under redevelopment and is expected to open during the second quarter of 2014. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2014, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

As we begin 2014, we believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2014, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels of New York, Boston, Philadelphia, Los Angeles, San Diego and Miami. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in secondary and tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue development loans or land leases in the near term. While property joint ventures and development loans played an important role in our growth in the past, we do not expect them to play the same role in our near-term future.

Although we are planning for continued stabilization and improvement in consumer and commercial spending and lodging demand during 2014, the manner in which the economy will continue to grow, if at all, is not predictable, and certain core economic metrics, including unemployment, are not rebounding as quickly as many had hoped. In addition, the availability of hotel-level financing for the acquisition of new hotels is not recovering as quickly as the economy or broader financial markets. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor the recovery in lodging demand and rates, our third-party hotel managers, our remaining portfolio of hotel development loans and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations and the Hampton Inn Pearl Street, which is a hotel undergoing a re-development project) that are consolidated in our financial statements for the three months ended March 31, 2014 and 2013.

CONSOLIDATED HOTELS:
	Three Months Ended
	March 31,
	2014	2013	2014 vs. 2013 % Variance

Occupancy	75.9%	74.3%	1.6%
Average Daily Rate (ADR)	$164.67	$161.86	1.7%
Revenue Per Available Room (RevPAR)	$125.01	$120.34	3.9%

Room Revenues	$72,415	$59,340	22.0%
Hotel Operating Revenues	$79,917	$65,242	22.5%

RevPAR for the three months ended March 31, 2014 increased 3.9% for our consolidated hotels.  This represents a growth trend in RevPAR which is primarily due to improving economic conditions in 2014 and the acquisition of hotel properties consummated since March 31, 2013 that are accretive to RevPAR. The first quarter has been, historically, our weakest quarter and we take advantage of this seasonality by completing a significant portion of planned renovation activity during this period.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended
	March 31,
	2014	2013	2014 vs. 2013 % Variance

Occupancy	61.2%	62.9%	-1.7%
Average Daily Rate (ADR)	$149.87	$144.03	4.1%
Revenue Per Available Room (RevPAR)	$91.72	$90.61	1.2%

Room Revenues	$12,490	$12,338	1.2%
Total Revenues	$17,275	$17,623	-2.0%

For our unconsolidated joint venture hotels, RevPAR increased 1.2% for the three months ended March 31, 2014. These relatively stable results reflect the overall condition of the market in which our unconsolidated joint venture hotels operate.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three months ended March 31, 2014 and 2013 there are 36 same store hotels.  The following table outlines operating results for the three months ended March 31, 2014 and 2013, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 36 hotels in both years)
	Three Months Ended
	March 31,
	2014	2013	2014 vs. 2013 % Variance

Occupancy	74.9%	73.9%	1.0%
Average Daily Rate (ADR)	$152.19	$157.37	-3.3%
Revenue Per Available Room (RevPAR)	$113.98	$116.23	-1.9%

Room Revenues	$53,621	$54,603	-1.8%
Total Revenues	$58,996	$59,951	-1.6%

RevPAR for our same store consolidated hotels decreased 1.9% during the three months ended March 31, 2014, when compared to the same period in 2013.  Results for the three months ended March 31, 2013 benefitted from the increased demand created by Hurricane Sandy relief efforts in New York City and surrounding areas. Additionally, our hotels in the Washington DC market experienced increased demand during the three months ended March 31, 2013 from the presidential inauguration ceremonies, which could not be replaced during the three months ended March 31, 2014.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2014 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100.0% and 99.5% of total revenues for the three months ended March 31, 2014 and 2013, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $14,675, or 22.5% to $79,917 for the three months ended March 31, 2014 compared to $65,242 for the same period in 2013.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the three months ended March 31, 2013.

We acquired interests in the following six consolidated hotels since March 31, 2013 which contributed the following operating revenues for the three months ended March 31, 2014. In addition, our Holiday Inn Express on Water Street in lower Manhattan was open for the entire three months ended March 31, 2014 after being closed for the same period in 2013, which increased our total revenues by $1,328 for the three months ended March 31, 2014.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended March 31, 2014
Hyatt Union Square	New York, NY	April 9, 2013	178	$3,263
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	3,946
Residence Inn	Coconut Grove, FL	June 12, 2013	140	2,081
Autograph Winter Haven	Miami, FL	December 20, 2013	70	1,385
Autograph Blue Moon	Miami, FL	December 20, 2013	75	1,466
Hotel Oceana	Santa Barbara, CA	February 28, 2014	122	712
			830	$12,853

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues.

We had previously invested in hotel development projects by providing mortgage or mezzanine financing to hotel developers and through the acquisition of land that was then leased to hotel developers.  We had no interest income from development loans receivable during the three months ended March 31, 2014 compared to $146 for the same period in 2013.

In April 2013, we acquired the Hyatt Union Square and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety.  Also in April 2013, the development loan related to Hyatt 48Lex was paid off in full.  As of March 31, 2014, we had no outstanding development loan receivables.

Expenses

Total hotel operating expenses increased 21.4% to approximately $48,776 for the three months ended March 31, 2014 from $40,176 for the three months ended March 31, 2013. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since March 31, 2013, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 28.7%, or $3,645, to $16,343 for the three months ended March 31, 2014 from $12,698 for the three months ended March 31, 2013. Real estate and personal property tax and property insurance increased $990, or 17.0%, for the three months ended March 31, 2014 when compared to the same period in 2013. This increase is due to our acquisitions since March 31, 2013 as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense decreased by approximately $1,248 from $5,150 in the three months ended March 31, 2013 to $3,902 for the same period in 2014.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Expense related to share based compensation decreased $1,276 when comparing the three months ended March 31, 2014 to the same period in 2013.  This decrease in share based compensation expense is due primarily to the vesting of the 2010 Multi-Year LTIP Plan as of December 31, 2013 as well as a lesser amount of restricted shares issued since March 31, 2013.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $131 from $3 for the three months ended March 31, 2013 to $134 for the same period in 2014. The costs incurred in 2014 were primarily related to our acquisition of the Hotel Oceana in Santa Barbara, CA.

Operating Income

Operating income for the three months ended March 31, 2014 was $5,624 compared to operating income of $1,925  during the same period in 2013. Operating income was positively impacted by the improved operating results of our hotels discussed above as well as a gain on insurance settlements of $2,045, which largely represents our settlement of business interruption insurance claims that arose from the Hurricane Sandy natural disaster.

Interest Expense

Interest expense increased $633 from $9,415 for the three months ended March 31, 2013 to $10,048 for the three months ended March 31, 2014. The increase in interest expense is primarily due to increased borrowings drawn on our unsecured credit facilities.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures increased by $24 for the three months ended March 31, 2014.

Income Tax Expense

During the three months ended March 31, 2014, the Company recorded an income tax benefit of $108, compared to an income tax benefit of $1,130 for the three months ended March 31, 2013.

Discontinued Operations

During 2013, we closed on the sale of 12 non-core hotel assets, the Comfort Inn, Harrisburg, PA and the Holiday Inn Express Camp Springs, MD. During the three months ended March 31, 2014, we closed on the remaining four non-core hotels and recorded a gain on disposition of hotel properties of approximately $138. Additionally, we recorded an impairment charge of approximately $1,800 related to two of the four properties that were closed on during the three months ended March 31, 2014.

The operating results for these 18 hotels have been reclassified to discontinued operations in the statement of operations for the three months ended March 31, 2014 and 2013, respectively. We recorded income from discontinued operations of approximately $329 during the three months ended March 31, 2014 and a loss of approximately $1,115 during the same period in 2013.  See “Note 11 – Discontinued Operations” for more information.

Net Income/Loss

Net loss applicable to common shareholders for the three months ended March 31, 2014 and 2013 was $9,595 and $13,097, respectively.  Net loss applicable to common shareholders for the three months ended March 31, 2014 was positively impacted by the improved operating results of our hotels discussed above, but was negatively impacted by higher interest expense and the impairment charge related to two of the four non-core assets closed on during the three months ended March 31, 2014. Net loss applicable to common shareholders for the three months ended March 31, 2013 was negatively impacted by the extinguishment of $2,250 of issuance costs associated with the redemption of all of our outstanding Series A Preferred Shares.

Comprehensive Income

Comprehensive loss attributable to common shareholders for the three months ended March 31, 2014 was $9,695 compared to $12,941 for the same period in 2013. This amount was primarily attributable to net income/loss as more fully described above. For the three months ended March 31, 2014, we recorded other comprehensive loss of $100 compared to $156 of other comprehensive income for the three months ended March 31, 2013. The expected rise in the interest rate yield curve in the next few years has favorably shifted many of our interest rate swaps from a liability to asset position.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of March 31, 2014. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

On February 28, 2014, we entered into a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit and a $250,000 senior unsecured term loan. This new facility amended and restated the existing $400,000 senior secured credit facility. The $500,000 unsecured credit facility expires on February 28, 2018, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The credit facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.

As of March 31, 2014, the outstanding unsecured term loan balance under the $500,000 unsecured credit facility was $150,000 and we had $23,000 outstanding borrowings under the revolving line of credit. As of March 31, 2014, our remaining borrowing capacity under the $500,000 unsecured credit facility was $322,745, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $500,000 unsecured credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2014, we have $10,397 of indebtedness maturing on or before December 31, 2014. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $500,000 credit facility and the issuance of our securities.

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

Common Share Repurchase Plan

In December 2012, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares through December 31, 2013. We did not repurchase any common shares prior to the expiration of the share repurchase program. In January 2014, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2014. For the three months ended March 31, 2014, the Company repurchased 2,626,854 common shares for an aggregate purchase price of $15,284. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued commons shares.

Development Loans Receivable

During April 2013, we acquired the Hyatt Union Square, and, as part of the consideration we agreed to cancel a $13,303 development loan receivable, and the development loan related to Hyatt 48Lex was paid off in full.  As of March 31, 2014, we had no outstanding development loan receivables.

Acquisitions

During the three months ended March 31, 2014, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Ground Lease Intangible	Franchise Fees and Loan Costs	Total Purchase Price	Assumption of Debt
Hotel Oceana, Santa Barbara, CA	2/28/2014	$-	$55,080	$805	$(14,230)	$273	$41,928	$24,924

We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our credit facility.

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the $250,000 unsecured revolving line of credit portion of our $500,000 unsecured credit facility. We believe that the net cash provided by operations in the coming year and borrowings drawn on the $250,000 revolving line of credit portion of our $500,000 unsecured credit facility will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the Internal Revenue Code of 1986, as amended.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2013, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Cash provided by operating activities for the three months ended March 31, 2014 was $18,942 and cash used for the payment of distributions and dividends for the three months ended March 31, 2014 was $16,158.

We also project that our operating cash flow and available borrowings under the $250,000 revolving line of credit portion of our $500,000 unsecured credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovation and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and scheduled debt repayments. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including borrowings under the $250,000 revolving line of credit portion of our $500,000 unsecured credit facility and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. Certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

Spending on capital improvements during the three months ended March 31, 2014 decreased when compared to spending on capital improvements during the three months ended March 31, 2013. During the three months ended March 31, 2014, we spent $11,092 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $12,603 during the same period in 2013. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment as we enter a period of recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have two ongoing hotel development projects. We are redeveloping a Hampton Inn in lower Manhattan, and project the hotel to open in the second quarter of 2014. In addition, we have entered into a purchase and sale agreement to acquire the Hilton Garden Inn, located on 52nd Street in New York, NY upon completion of construction for an approximate purchase price of $74,000. While this purchase and sale agreement secures the Company’s right to acquire the completed hotel, the Company is not assuming any significant construction risk, including the risk of schedule and cost overruns. During the three months ended March 31, 2014 we spent $2,520 less on hotel development projects than during the same period of 2013 as both projects near completion.  Projects such as these require significant capital, which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2014 and 2013

Net cash provided by operating activities increased $6,713 from $12,229 for the three months ended March 31,  2013 to $18,942 for 2014. Net loss, adjusted for non-cash items such as gain on disposition of hotel properties, impairment of assets, benefit for income taxes, depreciation and amortization, non-cash debt extinguishment, development loan interest income added to principal, interest in income from unconsolidated joint ventures, loss recognized on change in fair value of derivative instruments and stock based compensation increased  $4,350 for the three months ended March 31, 2014 when compared to 2013. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. The remaining increase in cash provided by operating activities was attributable to an increase in net cash provided by working capital assets.

Net cash used in investing activities for the three months ended March 31, 2014 increased $6,632, from $6,901 for the three months ended March 31,  2013 compared to $13,533 for 2014.  During the three months ended March 31, 2014, spending on the purchase of hotel properties and deposits on hotel acquisitions was $15,014 higher compared to same period in 2013. Spending on hotel development projects during the three months ended March 31, 2014 was $2,520 less than during the same period of 2013. Additionally, we received $13,143 in repayments of development loans receivable during the three months ended March 31, 2013, which was partially offset by proceeds from the disposition of hotel properties of $13,397 during the three months ended March 31, 2014.

Net cash used in financing activities for the three months ended March 31, 2014 was $17,310 compared to net cash provided by financing activities for the three months ended March 31, 2013 of $8,673. Net proceeds from mortgages and notes payable were $4,500 higher during the three months ended March 31, 2014, when compared to the same period in 2013. Net proceeds from our line of credit were $23,000 more for the three months ended March 31, 2014 when compared to the same period in 2013, however our proceeds from the unsecured term loan portion of our credit facility were $50,000 less during the three months ended March 31, 2014 when compared to the same period in 2013. In addition, during the first quarter of 2013, we completed an offering of Series C Preferred Shares with net proceeds of $72,419, after deducting underwriting discounts and offering expenses, which was primarily used to redeem all of the issued and outstanding Series A Preferred Shares with a redemption value of $60,000.  During the three months ended March 31, 2014, our repurchase of commons shares was $15,284 higher than during the same period in 2013. Dividends and distributions payable increased $655 during the three months ended March 31, 2014, compared to 2013, due to an increase in the number of outstanding common shares.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Net loss applicable to common shareholders	$(9,595)	$(13,097)
Loss allocated to noncontrolling interest	(507)	(673)
Loss from unconsolidated joint ventures	420	396
Gain on hotel acquisition	(138)	-
Loss from impairment of depreciable assets	1,800	-
Depreciation and amortization	16,343	12,698
Depreciation and amortization from discontinued operations	-	2,398
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	8,323	1,722

Loss from Unconsolidated Joint Ventures	(420)	(396)
Depreciation and amortization of purchase price in excess of historical cost (1)	143	153
Interest in depreciation and amortization of unconsolidated joint ventures (2)	871	877
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	594	634

Funds from Operations applicable to common shareholders and Partnership units	$8,917	$2,356

Weighted Average Common Shares and Units Outstanding
Basic	200,743,751	197,029,017
Diluted	208,959,655	208,937,350

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2014 and 2013 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

The operations related to properties that have been sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

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

As of March 31, 2014, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2014, we are exposed to interest rate risk with respect to variable rate borrowings under our $500,000 credit facility and certain variable rate mortgages and notes payable. As of March 31, 2014, we had total variable rate debt outstanding of $129,548 with a weighted average interest rate of 3.64% (excluding the mortgage on Hotel 373, Manhattan, NY which is under definitive agreement to be sold). The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2014 would be an increase or decrease in our interest expense for the three months ended March 31, 2014 of $291.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2014, we have an interest rate cap related to debt on the Hotel 373, New York, NY, Hyatt Union Square, New York, NY and our two subordinated notes payable, and we have five interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, Duane Street Hotel, New York, NY and our corporate credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2014, approximately 97.1% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 2.9% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility and excluding the mortgage on Hotel 373, Manhattan, NY.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2014 to be approximately $792,032 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2014 to be approximately $833,182.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2014, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2014	2015	2016	2017	2018	Thereafter	Total

Fixed Rate Debt	$15,085	$99,546	$218,032	$158,625	$491	$172,740	$664,519
Weighted Average Interest Rate	5.04%	4.89%	4.32%	3.37%	3.37%	3.37%	4.20%

Floating Rate Debt	$-	$-	$55,000	$-	$-	$51,548	$106,548
Weighted Average Interest Rate	3.77%	3.77%	3.16%	3.16%	3.16%	3.16%	3.36%

Hotel 373 - Manhattan, NY (*)	$282	$396	$420	$17,289	$-	$-	$18,387
Weighted Average Interest Rate	4.01%	4.01%	4.01%	4.01%	-	-	4.01%
	$15,367	$99,942	$273,452	$175,914	$491	$224,288	$789,454

Line of Credit Facility	$-	$-	$-	$-	$23,000	$-	$23,000
Weighted Average Interest Rate	-	-	-	-	2.61%	-	2.61%
	$-	$-	$-	$-	$23,000	$-	$23,000

(*) Represents property which is under definitive agreement to be sold.

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2014.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common share repurchases (in millions, except average price per share) during the three months ended March 31, 2014 under the $75 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in January 2014, which expires on December 31, 2014, is set forth in the table below.  All such common shares of were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
				$75,000
January 1 to January 31, 2014	-	N/A	N/A	-
February 1 to February 28, 2014	-	N/A	N/A	-
March 1 to March 31, 2014	2,626,854	$5.80	2,626,854	(15,284)
Total	2,626,854		2,626,854	$59,716

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.
10.1

Amended and Restated Credit Agreement, dated as of February 28, 2014, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2014).

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

HERSHA HOSPITALITY TRUST

May 2, 2014	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer