Form 10-Q
period 2014-09-30
HERSHA HOSPITALITY TRUST
filed 2014-10-31
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☐Yes ☒No

As of October 30, 2014, the number of Class A common shares of beneficial interest outstanding was 200,742,455  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 [UNAUDITED] AND DECEMBER 31, 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2014	December 31, 2013
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $84,624 and $85,759	$1,752,115	$1,535,835
Investment in Unconsolidated Joint Ventures	11,642	12,044
Cash and Cash Equivalents	37,868	36,213
Escrow Deposits	20,045	25,938
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $121 and $43	10,637	9,141
Deferred Financing Costs, Net of Accumulated Amortization of $7,064 and $7,070	8,226	7,570
Due from Related Parties	6,803	11,124
Intangible Assets, Net of Accumulated Amortization of $3,406 and $3,227	7,412	7,603
Deposits on Hotel Acquisitions	-	18,586
Other Assets	30,861	27,460
Hotel Assets Held for Sale	-	56,583
Total Assets	$1,885,609	$1,748,097

Liabilities and Equity:
Line of Credit	$27,000	$-
Unsecured Term Loan	250,000	150,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $54,535 and $55,714	613,668	571,953
Accounts Payable, Accrued Expenses and Other Liabilities	56,069	40,852
Dividends and Distributions Payable	17,905	15,955
Due to Related Parties	3,096	4,815
Liabilities Related to Hotel Assets Held for Sale	-	45,835
Total Liabilities	$1,019,286	$880,958

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at September 30, 2014 and December 31, 2013, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at September 30, 2014 and December 31, 2013, 200,729,931 and 202,759,419 Shares Issued and Outstanding at September 30, 2014 and December 31, 2013, respectively	2,008	2,028
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2014 and December 31, 2013	-	-
Accumulated Other Comprehensive Loss	(90)	(376)
Additional Paid-in Capital	1,191,924	1,200,798
Distributions in Excess of Net Income	(356,567)	(364,568)
Total Shareholders' Equity	837,351	837,958

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	29,871	29,523
Noncontrolling Interests - Consolidated Variable Interest Entity	(899)	(342)
Total Noncontrolling Interests	28,972	29,181

Total Equity	866,323	867,139

Total Liabilities and Equity	$1,885,609	$1,748,097

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Hotel Operating Revenues	$112,927	$90,251	$304,331	$246,019
Interest Income from Development Loans	-	-	-	158
Other Revenues	50	80	149	174
Total Revenues	112,977	90,331	304,480	246,351

Operating Expenses:
Hotel Operating Expenses	60,648	50,298	166,372	137,551
Insurance Recoveries	-	-	(4,602)	(403)
Hotel Ground Rent	710	245	1,715	739
Real Estate and Personal Property Taxes and Property Insurance	8,034	6,331	22,020	17,754
General and Administrative (including Share Based Payments of $1,595 and $1,992 for the three months ended September 30, 2014 and 2013, respectively, and $4,156 and $6,819 for the nine months ended September 30, 2014 and 2013, respectively)	5,670	5,257	14,310	16,098
Acquisition and Terminated Transaction Costs	338	27	2,144	803
Depreciation and Amortization	18,565	14,572	52,365	41,156
Contingent Consideration Related to Acquisition of Hotel Property	1,000	-	1,000	-
Total Operating Expenses	94,965	76,730	255,324	213,698

Operating Income	18,012	13,601	49,156	32,653

Interest Income	71	450	746	1,375
Interest Expense	(11,456)	(10,711)	(32,249)	(30,293)
Other Expense	(346)	(112)	(476)	-
Gain on Disposition of Hotel Properties	-	-	7,184	-
Gain on Hotel Acquisitions, net	-	-	13,594	12,108
Development Loan Recovery	-	-	22,494	-
Loss on Debt Extinguishment	-	-	(644)	(545)
Income Before Income (Loss) from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	6,281	3,228	59,805	15,298

Income (Loss) from Unconsolidated Joint Venture Investments	607	227	606	(21)

Income Before Income Taxes	6,888	3,455	60,411	15,277

Income Tax Benefit	699	2,375	806	2,282

Income from Continuing Operations	7,587	5,830	61,217	17,559

Discontinued Operations (Note 11):
(Loss) Gain on Disposition of Discontinued Assets	-	(11)	(45)	1,032
Impairment of Discontinued Assets	-	(6,591)	(1,800)	(10,314)
Income from Discontinued Operations, Net of Income Taxes	-	3,071	288	4,432
Loss from Discontinued Operations	-	(3,531)	(1,557)	(4,850)

Net Income	7,587	2,299	59,660	12,709

Loss (Income) Allocated to Noncontrolling Interests	49	164	(1,100)	628
Preferred Distributions	(3,589)	(3,589)	(10,767)	(11,022)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	-	(2,250)

Net Income (Loss) Applicable to Common Shareholders	$4,047	$(1,126)	$47,793	$65

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings Per Share:
BASIC
Income from Continuing Operations Applicable to Common Shareholders	$0.02	$0.01	$0.25	$0.02
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	(0.02)	(0.01)	(0.02)
Net Income (Loss) Applicable to Common Shareholders	$0.02	$(0.01)	$0.24	$0.00

DILUTED
Income from Continuing Operations Applicable to Common Shareholders	$0.02	$0.01	$0.25	$0.02
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	(0.02)	(0.01)	(0.02)
Net Income (Loss) Applicable to Common Shareholders	$0.02	$(0.01)	$0.24	$0.00

Weighted Average Common Shares Outstanding:
Basic	198,597,517	198,878,496	199,270,719	198,186,963
Diluted*	200,621,986	201,644,633	201,105,852	201,488,088

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Common Units of Limited Partnership Interest	6,914,716	6,914,716	6,914,716	6,986,004
Total Potentially Dilutive Securities Excluded from the Denominator	6,914,716	6,914,716	6,914,716	6,986,004

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$7,587	$2,299	$59,660	$12,709
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	1,173	(669)	1,427	2,302
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(368)	(331)	(1,141)	(938)
	$805	$(1,000)	$286	$1,364

Comprehensive Income	8,392	1,299	59,946	14,073
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests	49	164	(1,100)	628
Less: Preferred Distributions	(3,589)	(3,589)	(10,767)	(11,022)
Less: Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	-	(2,250)
Comprehensive Income (Loss) Attributable to Common Shareholders	$4,852	$(2,126)	$48,079	$1,429

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	202,759,419	2,028	-	7,600,000	76	1,200,798	(376)	(364,568)	837,958	6,914,716	29,523	(342)	29,181	867,139
Repurchase of Common Shares	(2,626,854)	(26)	-	-	-	(13,637)	-	(1,621)	(15,284)	-	-	-	-	(15,284)
Dividends and Distributions declared:
Common Shares ($0.19 per share)	-	-	-	-	-	-	-	(38,171)	(38,171)	-	-	-	-	(38,171)
Preferred Shares	-	-	-	-	-	-	-	(10,767)	(10,767)	-	-	-	-	(10,767)
Common Units ($0.19 per share)	-	-	-	-	-	-	-	-	-	-	(1,309)	-	(1,309)	(1,309)
Dividend Reinvestment Plan	6,123	-	-	-	-	34	-	-	34	-	-	-	-	34
Share Based Compensation:
Grants	591,243	6	-	-	-	403	-	-	409	-	-	-	-	409
Amortization	-	-	-	-	-	4,326	-	-	4,326	-	-	-	-	4,326
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	286	-	286	-	-	-	-	286
Net Income	-	-	-	-	-	-	-	58,560	58,560	-	1,657	(557)	1,100	59,660
Balance at September 30, 2014	200,729,931	2,008	-	7,600,000	76	1,191,924	(90)	(356,567)	837,351	6,914,716	29,871	(899)	28,972	866,323

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests					Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Common Units	Common Units ($)
Balance at December 31, 2012	198,672,356	1,986	-	7,000,000	70	1,178,292	(1,786)	(348,734)	829,828	4,048,254	15,484	476	15,960	845,788	3,064,252	15,321
Unit Conversion/Redemption	27,790	1	-	-	-	(234)	-	-	(233)	(197,790)	(767)	-	(767)	(1,000)	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	-	3,064,252	15,321	-	15,321	15,321	(3,064,252)	(15,321)
Preferred Shares
Preferred Share Offering, Net of Costs	-	-	-	3,000,000	30	72,340	-	-	72,370	-	-	-	-	72,370	-	-
Preferred Share Redemption	-	-	-	(2,400,000)	(24)	(59,976)	-		(60,000)	-	-	-	-	(60,000)	-	-
Dividends and Distributions declared:
Common Shares ($0.18 per share)	-	-	-	-	-	-	-	(37,572)	(37,572)	-	-	-	-	(37,572)	-	-
Preferred Shares	-	-	-	-	-	-	-	(11,022)	(11,022)	-	-	-	-	(11,022)	-	-
Common Units ($0.18 per share)	-	-		-		-	-	-	-	-	(1,254)	-	(1,254)	(1,254)	-	-
Dividend Reinvestment Plan	5,122	-	-	-	-	27	-	-	27	-	-	-	-	27	-	-
Share Based Compensation:
Grants	3,968,534	40	-	-	-	285	-	-	325	-	-	-	-	325	-	-
Amortization	-	-	-	-	-	8,026	-	-	8,026	-	-	-	-	8,026	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	1,364	-	1,364	-	-	-	-	1,364	-	-
Net Income	-	-	-	-	-	-	-	13,337	13,337	-	2	(630)	(628)	12,709	-	-
Balance at September 30, 2013	202,673,802	2,027	-	7,600,000	76	1,198,760	(422)	(383,991)	816,450	6,914,716	28,786	(154)	28,632	845,082	-	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

	2014	2013
Operating Activities:
Net Income	$59,660	$12,709
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Hotel Acquisitions, net	(13,594)	(12,108)
Contingent Consideration	1,000	-
Development Loan Recovery	(22,494)	-
Gain on Disposition of Hotel Properties	(7,139)	(1,032)
Impairment of Hotel Assets	1,800	10,314
Deferred Taxes	(806)	(2,205)
Depreciation	52,056	47,153
Amortization	1,468	1,930
Loss on Debt Extinguishment	644	471
Equity in Loss of Unconsolidated Joint Ventures	(606)	21
Distributions from Unconsolidated Joint Ventures	911	313
Loss Recognized on Change in Fair Value of Derivative Instrument	68	18
Share Based Compensation Expense	4,156	6,819
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(1,624)	194
Escrows	(537)	(895)
Other Assets	(844)	(1,672)
Due from Related Parties	4,321	2,170
Increase (Decrease) in:
Due to Related Parties	(1,719)	2,821
Accounts Payable, Accrued Expenses and Other Liabilities	1,782	3,172
Net Cash Provided by Operating Activities	$78,503	$70,193

Investing Activities:
Purchase of Hotel Property Assets	$(175,309)	$(166,388)
Deposits on Hotel Acquisitions, Net	-	1,264
Capital Expenditures	(29,297)	(35,984)
Cash Paid for Hotel Development Projects	(3,375)	(16,862)
Proceeds from Disposition of Hotel Properties	30,128	12,000
Net Changes in Capital Expenditure Escrows	3,282	(1,601)
Proceeds from Insurance Claims	1,881	2,189
Repayment of Development Loans Receivable	-	15,122
Distributions from Unconsolidated Joint Venture	96	1,422
Net Cash Used in Investing Activities	$(172,594)	$(188,838)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS]

	2014	2013
Financing Activities:
Proceeds from (Repayments of) Borrowings Under Line of Credit, Net	$27,000	$79,700
Proceeds from Unsecured Term Loan Borrowing	100,000	50,000
Principal Repayment of Mortgages and Notes Payable	(18,775)	(52,589)
Proceeds from Mortgages and Notes Payable	54,500	60,000
Cash Paid for Deferred Financing Costs	(3,338)	(2,237)
Proceeds from Issuance of Preferred Shares, Net	(86)	72,370
Redemption of Series A Preferred Shares	-	(60,000)
Repurchase of Common Shares	(15,284)	-
Redemption of Common Partnership Units	-	(1,000)
Settlement of Interest Rate Cap	(8)	(565)
Dividends Paid on Common Shares	(36,251)	(37,305)
Dividends Paid on Preferred Shares	(10,767)	(10,933)
Distributions Paid on Common Partnership Units	(1,245)	(1,267)
Net Cash Provided by Financing Activities	$95,746	$96,174

Net Increase (Decrease) in Cash and Cash Equivalents	$1,655	$(22,471)
Cash and Cash Equivalents - Beginning of Period	36,213	69,059

Cash and Cash Equivalents - End of Period	$37,868	$46,588

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of September 30, 2014, we owned an approximate 96.7% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity and common units of limited partnership interest in HHLP (“Common Units”) that are nonredeemable as equity. The noncontrolling interest of Common Units totaled $29,871 as of September 30, 2014 and $29,523 as of December 31, 2013.  As of September 30, 2014, there were 6,914,716 Common Units outstanding with a fair market value of $44,047, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units, as well as the net income or loss related to the noncontrolling interests of our consolidated variable interest entity, is included in net income or loss in the consolidated statements of operations. Net income or loss attributed to the Common Units and the noncontrolling interests of our consolidated variable interest entity is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Shareholders’ Equity

Terms of the Series B and Series C Preferred Shares outstanding at September 30, 2014 and December 31, 2013 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2014	December 31, 2013	Aggregate Liquidation Preference	Distribution Rate	2014	2013

Series B	4,600,000	4,600,000	$115,000	8.000%	$1.5000	$1.5000
Series C	3,000,000	3,000,000	75,000	6.875%	1.2891	1.0456
Total	7,600,000	7,600,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In December 2012, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares through December 31, 2013. We did not repurchase any common shares prior to the expiration of the share repurchase program. In January 2014, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2014. For the nine months ended September 30, 2014, the Company repurchased 2,626,854 common shares for an aggregate purchase price of $15,284.  Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early adoption is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Land	$439,540	$339,027
Buildings and Improvements	1,419,963	1,222,639
Furniture, Fixtures and Equipment	198,173	171,116
Construction in Progress	-	63,168
	2,057,676	1,795,950

Less Accumulated Depreciation	(305,561)	(260,115)

Total Investment in Hotel Properties	$1,752,115	$1,535,835

During the nine months ended September 30, 2014, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Ground Lease Intangible	Franchise Fees and Loan Costs	Total Purchase Price	Assumption of Debt
Hotel Milo, Santa Barbara, CA	2/28/2014	$-	$55,080	$805	$(14,230)	$273	$41,928	$24,924
Parrot Key Resort, Key West, FL	5/7/2014	57,889	33,959	8,152	-	-	100,000	-
Hilton Garden Inn 52nd Street, New York, NY	5/27/2014	45,480	60,762	4,920	-	1,123	112,285	-

Acquisition-related cost, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets.  During the nine months ended September 30, 2014, we paid $2,152 in acquisition costs related to the above acquired assets.

The purchase agreement for the acquisition of the Parrot Key Resort in Key West, FL, contains a provision that entitles the seller to additional consideration of $2,000 contingent upon the hotel achieving certain net operating income thresholds within twelve months of acquisition.  At the time of acquisition, no liability was recorded as the fair market value of the contingent consideration was determined to be $0.  Upon remeasurement at September 30, 2014, a liability was recorded as the fair market value of the contingent consideration was determined to be $1,000.

On May 27, 2014, we completed the acquisition of the Hilton Garden Inn 52nd Street hotel in New York, NY from an unaffiliated seller.  Previously, we had entered into a purchase and sale agreement to acquire this property for total consideration of $84,000.  The purchase price for this property was contractually fixed on August 23, 2012, the date we entered into the purchase and sale agreement.  During the 21-month period of time between entering in the purchase and sale agreement on August 23, 2012 and the closing date, the real estate market for hotels located in Manhattan experienced an increase in valuations due to improved economic conditions in the market and in the overall economy.  This resulted in an increase in the fair value of the property at the time of closing the acquisition and, as such, we recognized a net gain of approximately $13,594 as the fair value of the asset acquired less any liabilities assumed exceeded the consideration transferred.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

Hotel	Initial Purchase Price	Interest and Late Fees on Development Loan	Non-Cash Fair Market Value Gain on Acquisition	Other	Fair Market Value At Acquisition	Franchise Fees and Loan Costs	Asset Value Upon Acquisition
Hilton Garden Inn 52nd Street, New York, NY	$84,000	$12,494	$13,594	$1,074	$111,162	$1,123	$112,285

Included in the consolidated statement of operations for the three and nine months ended September 30, 2014 are total revenues of $10,840 and $17,473, respectively, and total net income of $2,543 and $3,687, respectively, for the hotels we acquired during the nine months ended September 30, 2014 and consolidated since the date of acquisition of each hotel.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014		2014
Hotel	Revenue	Net Income	Revenue	Net Income
Hotel Milo, Santa Barbara, CA	$3,277	$667	$6,577	$958
Parrot Key Resort, Key West, FL	3,222	884	5,412	1,600
Hilton Garden Inn 52nd Street, New York, NY	4,341	992	5,484	1,129

Total	$10,840	$2,543	$17,473	$3,687

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and nine months ended September 30, 2014 and 2013, are presented as if the hotels acquired by the Company in 2014 (excluding the Hilton Garden Inn 52nd Street hotel, which did not have any operating history prior to acquisition) had been acquired as of January 1, 2013 and the four hotels acquired by the Company in 2013 (other than the Hyatt Union Square, which did not have any operating history prior to acquisition) had been acquired as of January 1, 2012.  The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2013 and January 1, 2012, nor do they purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro Forma Total Revenues	$112,977	$98,331	$312,103	$278,534

Pro Forma Income from Continuing Operations	$7,587	$6,971	$64,119	$23,321
(Loss) from Discontinued Operations	-	(3,531)	(1,557)	(4,850)
Pro Forma Net Income	7,587	3,440	62,562	18,471
Income (Loss) Allocated to Noncontrolling Interest	49	126	(1,197)	432
Preferred Distributions	(3,589)	(3,589)	(10,767)	(11,022)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	-	(2,250)
Pro Forma Net Income (Loss) Applicable to Common Shareholders	$4,047	$(23)	$50,598	$5,631

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.02	$-	$0.25	$0.03
Diluted	$0.02	$-	$0.25	$0.03

Weighted Average Common Shares Outstanding
Basic	198,597,517	198,878,496	199,270,719	198,186,963
Diluted	200,621,986	201,644,633	201,105,852	201,488,088

Asset Development and Renovation

The Company has opportunistically engaged in the development of hotel assets.  On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY, from an unaffiliated seller for a total purchase price of $28,300.  On June 23, 2014, this property opened as a Hampton Inn.  The total construction costs spent on this property since acquisition were $9,247, which equates to a total carrying value of approximately $37,547 since the property opened.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

We have capitalized the following indirect development costs for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Property Tax	$-	$110	$223	$277
Interest Expense	-	337	458	930
Utilities	2	1	73	3
Total	$2	$448	$754	$1,210

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2014 and December 31, 2013, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	September 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2014	2013

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$1,028	$1,057
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,808	4,777
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	5,806	6,210
				$11,642	$12,044

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

Income (loss) recognized during the three and nine months ended September 30, 2014 and 2013, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SB Partners, LLC	$238	$188	$322	$190
Hiren Boston, LLC	332	141	480	90
Mystic Partners, LLC	37	(102)	(196)	(301)
Income (Loss) from Unconsolidated Joint Venture Investments	$607	$227	$606	$(21)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

Balance Sheets
	September 30,	December 31,
	2014	2013
Assets
Investment in Hotel Properties, Net	$106,944	$114,221
Other Assets	20,826	19,146
Total Assets	$127,770	$133,367

Liabilities and Equity
Mortgages and Notes Payable	$115,831	$112,654
Other Liabilities	31,777	37,464
Equity:
Hersha Hospitality Trust	23,380	26,230
Joint Venture Partner(s)	(43,218)	(42,981)
Total Equity	(19,838)	(16,751)

Total Liabilities and Equity	$127,770	$133,367

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Room Revenue	$16,952	$16,080	$45,489	$43,920
Other Revenue	4,860	4,960	15,532	16,204
Operating Expenses	(14,188)	(14,222)	(41,357)	(41,315)
Lease Expense	(270)	(250)	(793)	(745)
Property Taxes and Insurance	(723)	(740)	(2,222)	(2,260)
General and Administrative	(1,493)	(1,276)	(4,385)	(4,205)
Depreciation and Amortization	(1,655)	(1,630)	(4,849)	(4,862)
Interest Expense	(1,742)	(1,866)	(5,273)	(5,590)
Debt Extinguishment and Gain on Debt Forgiveness	3,027	-	(2,057)	-
(Loss) Income Allocated to Noncontrolling Interests	(27)	(26)	149	(121)

Net Income from Continuing Operations	4,741	1,030	234	1,026
Loss from Discontinued Operations	-		-	(55)
Gain on Disposition of Hotel Properties	-	-	-	1,162

Net Income	$4,741	$1,030	$234	$2,133

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
Company's share of equity recorded on the joint ventures' financial statements	$23,380	$26,230
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(11,738)	(14,186)
Investment in Unconsolidated Joint Ventures	$11,642	$12,044

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Transaction Costs	$-	$115
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	10,932	9,256
Insurance Claims Receivable	258	1,706
Deferred Tax Asset, Net of Valuation Allowance of $804	9,571	8,766
Other	8,552	6,069
	$30,861	$27,460

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

Insurance Claims Receivable – As noted in “Note 2 – Investment in Hotel Properties,” we recorded an insurance claim receivable due to the property damage that occurred at several of our hotel properties as a result of Hurricane Sandy in October 2012.  This claim was settled in June 2014, and we received our final claim payment in July 2014 in the amount of $2,498.  The remaining balance in insurance claims receivable as of September 30, 2014 is comprised of claims that arose from property damage at hotel properties as a result of other events.

Deferred Tax Asset - We have approximately $9,571 of net deferred tax assets as of September 30, 2014. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $9,571 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of September 30, 2014, we had no deposits on hotel acquisitions.  As of December 31, 2013,  deposits on hotel acquisitions consisted of $15,486 in interest bearing deposits related to the acquisition of the Hilton Garden Inn 52nd Street, New York, NY and $3,100 in non-interest bearing deposits related to the acquisition of the Hotel Milo, located in Santa Barbara, California.  The acquisition of the Hotel Milo closed in the first quarter of 2014, and the acquisition of the Hilton Garden Inn 52nd Street closed in the second quarter of 2014. See “Note 2 – Investment in Hotel Properties” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

We had total mortgages payable at September 30, 2014 and December 31, 2013 of $613,668 and $617,788 (including $45,835 in outstanding mortgage indebtedness related to assets held for sale at December 31, 2013), respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 3.05% to 8.25% as of September 30, 2014. Included in these balances are net premiums of $1,805 and $2,466 as of September 30, 2014 and December 31, 2013, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $7,908 and $8,900 and $23,428 and $26,110 during the three and nine months ended September 30, 2014 and 2013, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing four of our hotel properties were not met as of September 30, 2014. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loan agreements.

As of September 30, 2014, the maturity dates for the outstanding mortgage loans ranged from October 2014 to April 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable was 3.30% and 3.34% and 3.26% and 3.32% during the three and nine months ended September 30, 2014 and 2013, respectively.  Interest expense in the amount of $426 and $431 and $1,264 and $1,284 was recorded for the three and nine months ended September 30, 2014 and 2013, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time on our $500,000 unsecured credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of September 30, 2014, the following hotel properties were borrowing base assets:

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

As of September 30, 2014, we had borrowed $250,000 in unsecured term loans under the unsecured credit facility, $150,000 for which we had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 3.217%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

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

The Company is in compliance with each of the covenants listed above as of September 30, 2014. As of September 30, 2014, our remaining borrowing capacity under the $500,000 unsecured credit facility was $218,745, based on the borrowing base assets at September 30, 2014.

As of September 30, 2014, the outstanding unsecured term loan balance under the $500,000 unsecured credit facility was $250,000 and we had outstanding borrowings of $27,000 on the revolving line of credit. As of December 31, 2013, the outstanding unsecured term loan under the prior $400,000 unsecured credit facility was $150,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $1,809 and $1,707 and $4,461 and $3,804 related to borrowings drawn on each of the aforementioned credit facilities for the three and nine months ended September 30, 2014 and 2013, respectively.  The weighted average interest rate on our credit facilities was 2.73% and 3.18% and 2.85% and 3.04% for the three and nine months ended September 30, 2014 and 2013, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Capitalized Interest

We utilize mortgage debt and our $500,000 unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the unsecured credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and nine months ended September 30, 2014 and 2013, we capitalized $0 and $337 and $458 and $934, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.   As of September 30, 2014, deferred costs were $8,226, net of accumulated amortization of $7,064. Amortization of deferred costs for the three and nine months ended September 30, 2014 and 2013 was $710 and $756 and $2,064 and $2,133, respectively.

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

New Debt/Refinance

As previously mentioned, we refinanced our previous $400,000 unsecured credit facility with a $500,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders.  As a result of this refinance, we expensed $579 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the nine months ended September 30, 2014.

On January 31, 2014, we paid down $5,175 of the outstanding debt and modified the mortgage loan on the Duane Street Hotel, New York, NY. In connection with this, we entered into a $9,500 mortgage loan with a maturity date of February 1, 2017. The modified mortgage loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 4.50%. The modification also includes an interest rate swap, which effectively fixes the interest rate at 5.433%.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate swap.  As a result of this modification, we expensed $65 in unamortized deferred financial costs and fees during the nine months ended September 30, 2014.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2014 and 2013, base management fees incurred totaled $3,271 and $3,199 and $8,998 and $8,637, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2014 and 2013, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2014 and 2013 were $7,041 and $7,224 and $19,033 and $19,514, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2014 and 2013, the Company incurred accounting fees of $354 and $447 and $1,056 and $1,310,  respectively. For the three and nine months ended September 30, 2014 and 2013, the Company incurred information technology fees of $104 and $131 and $312 and $384, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2014 and 2013, we incurred fees of $119 and $309 and $565 and $1,150,  respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

Hotel Supplies

For the three and nine months ended September 30, 2014 and 2013, we incurred charges for hotel supplies of $57 and $46 and $166 and $147,  respectively. For the three and nine months ended September 30, 2014 and 2013, we incurred charges for capital expenditure purchases of $2,818 and $5,744 and $8,342 and $17,331, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 is included in accounts payable at both September 30, 2014 and December 31, 2013, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2014 and December 31, 2013 was approximately $6,803 and $11,124, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of September 30, 2014 and December 31, 2013 was approximately $3,096 and $4,815, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three and nine months ended September 30, 2014 and 2013, we incurred $710 and $245 and $1,715 and $739,  respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Contingent Liability

As noted in “Note 2 – Investment in Hotel Properties”, the purchase agreement for the acquisition of the Parrot Key Resort in Key West, FL, contains a provision that entitles the seller to additional consideration of $2,000 contingent upon the hotel achieving certain net operating income thresholds within twelve months of acquisition. At the time of acquisition, no liability was recorded as the fair market value of the contingent consideration was determined to be $0 and upon remeasurement at September 30, 2014, a liability was recorded as the fair market value of the contingent consideration was determined to be $1,000.  The maximum cash payment under this arrangement is $2,000 in 2015.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

As of September 30, 2014, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of September 30, 2014 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2014	December 31, 2013

Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$ 30,000	$(228)	$(374)
Capitol Hill Hotel, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	26,763	(36)	(88)
Hotel 373, New York, NY *	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	18,356	-	1
Courtyard, Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	60,000	(213)	(354)
Subordinated Notes Payable	Cap	2.000%	1-Month LIBOR + 3.00%	July 30, 2012	July 30, 2014	51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	100,000	398	430
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	50,000	141	137
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	24	76
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,397	(21)	-
Hilton Garden Inn 52nd Street, New York, NY	Cap	1.100%	1-Month LIBOR + 2.90%	May 27, 2014	June 1, 2015	45,000	-	-
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	45,000	(10)	-
							$55	$(172)

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

The fair value of certain swaps and our interest rate caps is included in other assets at September 30, 2014 and December 31, 2013 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2014 and December 31, 2013.

The net change in fair value of derivative instruments designated as cash flow hedges was a  gain of $805 and a loss of $1,000 for the three months ended September 30, 2014 and 2013, respectively, and a  gain of $286 and $1,364 for the nine months ended September 30, 2014 and 2013, respectively. These unrealized gains were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $368 and $1,141 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three and nine months ended September 30, 2014, respectively. For the next twelve months ending September 30, 2015, the Company estimates that an additional $1,252 will be reclassified as an increase to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2014, the carrying value and estimated fair value of the Company’s debt were $942,216 and $938,778, respectively.  As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt were $819,336 and $828,974, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

Stock based compensation expense related to the Annual LTIP Plans of $942 and $682 and $1,921 and $2,333 was incurred during the three and nine months ended September 30, 2014 and 2013, respectively.  Unearned compensation related to the Annual LTIPs as of September 30, 2014 and December 31, 2013 was $1,336 and $1,305, respectively. The following table is a summary of all unvested share awards issued to executives under the Annual LTIPs:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
March 21, 2014
(2013 Annual LTIP)	447,959	$5.80	3 years	25%/year (1)	111,988	-	$778	$-
March 20, 2013
(2012 Annual LTIP)	779,045	$5.95	3 years	25%/year (1)	389,520	389,520	492	1,039
March 26, 2012
(2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	561,694	561,694	66	266
					1,063,202	951,214	$1,336	$1,305

(1)

25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the end of the performance period (subject to continuous employment through the applicable vesting date).

Multi-Year LTIP

On April 11, 2014, the Compensation Committee approved the 2014 Multi-Year LTIP.  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2014 and ends December 31, 2016. As of September 30, 2014 no common shares have been issued in accordance with the 2014 Plan to the executive officers in settlement of 2014 Multi-Year LTIP awards.

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year LTIP.  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of September 30, 2014 no common shares have been issued in accordance with the 2013 Plan to the executive officers in settlement of 2013 Multi-Year LTIP awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

Stock based compensation expense of $167 and $894 and $431 and $2,587 was recorded for the three and nine months ended September 30, 2014 and 2013, respectively, for the Multi-Year LTIPs.  Unearned compensation related to the multi-year program as of September 30, 2014 and December 31, 2013, respectively, was $1,788 and $1,157.

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIPs and Annual LTIPs, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $393 and $341 and $1,113 and $1,270 was incurred during the three and nine months ended September 30, 2014 and 2013, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2014 and December 31, 2013 was $3,425 and $4,102, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
July 15, 2014	52,077	6.75	2 years	50% /year	-	-	293	-
June 23, 2014	4,411	6.50	2 years	50% /year	-	-	24	-
March 24, 2014	8,184	5.69	2 years	50% /year	4,091	-	16	-
February 13, 2014	1,846	5.44	2 years	50% /year	923	-	3	-
September 20, 2013	4,605	5.52	2-4 years	25-50% /year	4,605	-	-	19
June 28, 2013	48,600	5.64	2-4 years	25-50% /year	22,895	-	101	199
June 29, 2012	52,703	5.28	2-4 years	25-50% /year	44,967	22,480	51	110
April 18, 2012	1,035,595	5.47	5 years	33% Year 3, 4, 5 (1)	-	-	2,924	3,746
June 30, 2011	17,692	5.57	2-4 years	25-50% /year	13,804	9,919	13	28
Total	1,225,713				91,285	32,399	$3,425	$4,102

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

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 27, 2013, we issued 39,133 shares which do not fully vest until December 31, 2014. Compensation expense incurred for the three and nine months ended September 30, 2014 and 2013, respectively, was $55 and $40 and $165 and $120.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2014	December 31, 2013
December 27, 2013	39,133	$5.63	1 year	100%	$55	$220

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the three and nine months ended September 30, 2014 and 2013, respectively, was $15 and $14 and  $45 and $42.  Unearned compensation related to the multi-year long term equity incentives was $80 and $124 as of September 30, 2014 and December 31, 2013, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
December 27, 2013	12,000	3 years	33% /year	-	-	$51	$67
December 28, 2012	12,000	3 years	33% /year	4,002	4,002	25	39
June 5, 2012	10,800	3 years	33% /year	7,200	7,200	4	18
				11,202	11,202	$80	$124

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $309 and $314 was incurred during the nine months ended September 30, 2014 and 2013, respectively, and is recorded in general and administrative expense on the statement of operations.  Share grants issued to the Board of Trustees are immediately vested.  On June 23, 2014, an aggregate of 47,475 shares were issued to the Board of Trustees at a price per share on the date of grant of $6.50.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of  $23 and $21 and $172 and $153, for the three and nine months ended September 30, 2014 and 2013, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2014 and December 31, 2013 was $83 and $81, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
March 24, 2014	30,000	$5.69	2 years	50% /year	15,000	-	$83	$-
February 1, 2013	30,000	$5.41	2 years	50% /year	30,000	14,999	-	81
Total	60,000				45,000	14,999	$83	$81

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NUMERATOR:
Basic and Diluted*
Income from Continuing Operations	$7,587	$5,830	$61,217	$17,559
Loss (Income) from Continuing Operations allocated to Noncontrolling Interests	49	45	(1,152)	463
Distributions to Preferred Shareholders	(3,589)	(3,589)	(10,767)	(11,022)
Dividends Paid on Unvested Restricted Shares	(149)	(228)	(403)	(697)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	-	-	-	(2,250)
Income from Continuing Operations attributable to Common Shareholders	3,898	2,058	48,895	4,053

Discontinued Operations
(Loss) from Discontinued Operations	-	(3,531)	(1,557)	(4,850)
Loss from Discontinued Operations allocated to Noncontrolling Interests	-	119	52	165
(Loss) from Discontinued Operations attributable to Common Shareholders	-	(3,412)	(1,505)	(4,685)

Net Income (Loss) attributable to Common Shareholders	$3,898	$(1,354)	$47,390	$(632)

DENOMINATOR:
Weighted average number of common shares - basic	198,597,517	198,878,496	199,270,719	198,186,963
Effect of dilutive securities:
Restricted Stock Awards (unvested)	1,387,462	2,498,237	1,205,386	2,027,128
Contingently Issued Shares	637,007	267,900	629,747	1,273,997
Weighted average number of common shares - diluted	200,621,986	201,644,633	201,105,852	201,488,088

*Income (loss) allocated to noncontrolling interest in HHLP has been excluded from the numerator and units of limited partnership interest in HHLP have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Common Units of Limited Partnership Interest	6,914,716	6,914,716	6,914,716	6,986,004
Total potentially dilutive securities excluded from the denominator	6,914,716	6,914,716	6,914,716	6,986,004

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2014 and 2013 totaled $30,538 and $31,774, respectively. The following non-cash investing and financing activities occurred during 2014 and 2013:

	2014	2013
Common Shares issued as part of the Dividend Reinvestment Plan	$34	$27
Acquisition of hotel properties:
Debt assumed	24,924	-
Settlement of development loan receivable principal and accrued interest revenue receivable	22,494	13,303
Disposition of hotel properties:
Debt assumed by purchaser	45,710	-
Conversion of Common Units to Common Shares	-	106

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

Disposed Assets

On April 30, 2014, the Company closed on the sale of Hotel 373, New York, NY to an unaffiliated buyer for a total sales price of $37,000 with a gain on sale of approximately $7,184 and reduction of the Company’s mortgage debt by $18,356.  This hotel was acquired by the Company in June 2007.  The operating results for this hotel are included in income from continuing operations as shown in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 as disposition of this hotel does not represent a strategic shift in our business. The operations from this property included income of $17 and a loss of $133 for the three and nine months ended September 30, 2014, respectively, and income of $245 and $567 for the three and nine months ended September 30, 2013, respectively.

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties, for an aggregate purchase price of approximately $217,000.  In September 2013, our Board of Trustees authorized management of the Company to sell this portfolio. The 16 non-core hotel properties in the portfolio were acquired by the Company between 1999 and 2010. On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties and closed on the remaining four properties in February 2014. The operating results for the 16 assets were reclassified to discontinued operations in the statement of operations for three and nine months ended September 30, 2014 and 2013.  The 16 assets were sold for a total sales price of $217,000, reduced the Company’s consolidated mortgage debt by $78,754 and generated a gain on sale of approximately $31,697, including a loss of $45 recorded during the nine months ended September 30, 2014 from the closing of the remaining 4 properties.   We also recorded an impairment loss for this transaction of approximately $6,591 in 2013 and $1,800 in the first quarter of 2014, as the net proceeds did not exceed the carrying value for certain of these properties.

On September 17, 2013, the Company closed on the sale of the Holiday Inn Express Camp Springs, MD to an unaffiliated buyer for a total sale price of $8,500 with a gain on sale of approximately $120 recognized in 2013. This hotel was acquired by the Company in June 2008. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2013. We previously recorded an impairment loss of approximately $3,723 during the second quarter of 2013 as the net proceeds were not expected to exceed the carrying value.

On June 12, 2013, the Company closed on the sale of the Comfort Inn Harrisburg, PA to an unaffiliated buyer for a total sale price of $3,700 with a gain on sale of approximately $912 recognized for the nine months ended September 30, 2013. This hotel was acquired by the Company in September 1999. The operating results for this hotel were reclassified to discontinued operations in the statements of operations for the three and nine months ended September 30, 2013.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 [UNAUDITED]

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

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2014 and 2013.  Discontinued operations include the results of operations for hotels sold in 2013 and the first quarter of 2014 (which were held for sale as of December 31, 2013).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Hotel Operating Revenues	$-	$17,582	$1,940	$45,797
Total Revenues	-	17,582	1,940	45,797
Expenses:
Hotel Operating Expenses	-	10,122	1,148	27,754
Gain on Insurance Settlements	-	-	74	-
Real Estate and Personal Property Taxes and Property Insurance	-	865	91	2,592
General and Administrative	-	66	(15)	22
Depreciation and Amortization	-	2,238	-	7,037
Interest Expense	-	1,266	354	3,779
Other Expense	-	3	-	14
Income Tax Expense	-	(49)	-	167
Total Expenses	-	14,511	1,652	41,365

Income from Discontinued Operations	$-	$3,071	$288	$4,432

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

BACKGROUND

As of September 30, 2014, we owned interests in 52 hotels, many of which are located in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 46 wholly-owned hotels and interests in six hotels owned through unconsolidated joint ventures.  Our "Summary of Operating Results" section below contains operating results for those 46 consolidated hotel assets and six hotel assets owned through unconsolidated joint ventures. We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999.  For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of September 30, 2014, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS.  Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. For the balance of the year, we expect continued improvements in ADR, RevPAR and operating margins, led by hotels in most of our major locations. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in secondary and tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue development loans or land leases in the near term.

Although we expect continued stabilization and improvement in consumer and commercial spending and lodging demand during the remainder of 2014, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations) that are consolidated in our financial statements for the three and nine months ended September 30, 2014 and 2013.

CONSOLIDATED HOTELS:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	2014 vs. 2013 % Variance	2014	2013	2014 vs. 2013 % Variance

Occupancy	86.2%	82.3%	3.9%	83.1%	80.2%	2.9%
Average Daily Rate (ADR)	$189.47	$177.22	6.9%	$184.21	$176.42	4.4%
Revenue Per Available Room (RevPAR)	$163.35	$145.82	12.0%	$153.03	$141.41	8.2%

Room Revenues	$103,546	$82,637	25.3%	$278,163	$224,975	23.6%
Hotel Operating Revenues	$112,927	$90,251	25.1%	$304,331	$246,019	23.7%

RevPAR at our consolidated hotels for the three and nine months ended September  30, 2014 increased 12.0% and 8.2%, respectively. This represents a growth trend in RevPAR which is primarily due to improving economic conditions in 2014 and the acquisition of hotel properties consummated since September 30, 2013 that are accretive to RevPAR. The increase, as noted in the table above, was the result of increases in both occupancy and ADR. Performing particularly well in the third quarter of 2014 were hotels in our Boston, West Coast, and Miami markets, each of which posted RevPAR growth in excess of 12.0% versus the same period in 2013.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	2014 vs. 2013 % Variance	2014	2013	2014 vs. 2013 % Variance

Occupancy	73.4%	73.0%	0.4%	68.0%	69.3%	-1.3%
Average Daily Rate (ADR)	$170.44	$158.16	7.8%	$163.43	$153.35	6.6%
Revenue Per Available Room (RevPAR)	$125.05	$115.42	8.3%	$111.13	$106.33	4.5%

Room Revenues	$16,952	$16,080	5.4%	$45,489	$43,920	3.6%
Total Revenues	$21,812	$21,040	3.7%	$61,021	$60,124	1.5%

For our unconsolidated joint venture hotels, RevPAR increased 8.3% and 4.5% for the three and nine months ended September 30, 2014, respectively. Third quarter results reflect the overall condition of the market in which our unconsolidated joint venture hotels operate, particularly Boston, where our 2 hotels posted RevPAR growth of 18.3%.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and nine months ended September 30, 2014 and 2013 there are 39 and 35 same store hotels, respectively.  The following table outlines operating results for the three and nine months ended September 30, 2014 and 2013, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 39 hotels in both years)			(includes 35 hotels in both years)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	2014 vs. 2013 % Variance	2014	2013	2014 vs. 2013 % Variance

Occupancy	86.5%	82.4%	4.1%	83.2%	80.2%	3.0%
Average Daily Rate (ADR)	$188.45	$178.82	5.4%	$176.78	$174.19	1.5%
Revenue Per Available Room (RevPAR)	$162.94	$147.42	10.5%	$147.13	$139.70	5.3%

Room Revenues	$87,423	$79,082	10.5%	$207,143	$196,507	5.4%
Total Revenues	$94,561	$86,001	10.0%	$225,117	$214,319	5.0%

Driven by strong performance in our Boston, West Coast, and Washington DC markets, RevPAR for our same store consolidated hotels increased 10.5%  during the three months ended September 30, 2014, when compared to the same periods in 2013. Similarly, RevPAR growth at our same store consolidated hotels during the nine months ended September 30, 2014 increased 5.3%, when compared to the same period in 2013, led by our hotels in Boston and on the West Coast.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2014 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the three months ended September 30, 2014 and 2013.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $22,676, or 25.1%, to $112,927 for the three months ended September 30, 2014 compared to $90,251 for the same period in 2013.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the three months ended September 30, 2013 and the continued growth and stabilization of our existing assets.

Since September 30, 2013, we have acquired interests in five consolidated hotels and have commenced operations at the Hampton Inn Pearl Street.  These six hotels contributed the following operating revenues for the three months ended September 30, 2014.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Three Months Ended September 30, 2014
Autograph Winter Haven	Miami, FL	December 20, 2013	70	$811
Autograph Blue Moon	Miami, FL	December 20, 2013	75	831
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	3,276
Parrot Key Resort	Key West, FL	May 7, 2014	148	3,222
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	4,341
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	1,281
			701	$13,762

*Date the hotel began operations.

Expenses

Total hotel operating expenses increased 20.6% to approximately $60,648 for the three months ended September 30, 2014 from $50,298 for the three months ended September 30, 2013. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2013, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 27.4%, or $3,993, to $18,565 for the three months ended September 30, 2014 from $14,572 for the three months ended September 30, 2013. Real estate and personal property tax and property insurance increased $1,703, or 26.9%, for the three months ended September 30, 2014 when compared to the same period in 2013. This increase is due to our acquisitions since September 30, 2013 as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense decreased by approximately $413 from $5,257 in the three months ended September 30, 2013 to $5,670 for the same period in 2014.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the company’s trustees, executives, and employees.  Expense related to share based compensation decreased $397 when comparing the three months ended September 30, 2014 to the same period in 2013.  This decrease in share based compensation expense is due primarily to the vesting of the 2010 Multi-Year LTIP Plan as of December 31, 2013 as well as a lesser amount of restricted shares issued since September 30, 2013.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $311 from $27 for the three months ended September 30, 2013 to $338 for the same period in 2014. The costs incurred in 2014 were primarily related to our acquisition of the Hilton Garden Inn 52nd Street in New York, NY, while the amounts in 2013 were primarily related to the acquisition of our Hyatt Union Square asset in New York, NY and our Residence Inn Coconut Grove in Miami, FL.

Operating Income

Operating income for the three months ended September 30, 2014 was $18,012 compared to operating income of $13,601 during the same period in 2013. Operating income was positively impacted by the improved operating results of our hotels discussed above, but was partially offset by $1,000 of contingent consideration related to our acquisition of the Parrot Key Resort in Key West, Florida, as the purchase agreement contains a provision that entitles the seller to an additional $2,000 of consideration upon the hotel achieving certain net operating income thresholds within twelve full months of acquisition.

Interest Expense

Interest expense increased $745 from $10,711 for the three months ended September 30, 2013 to $11,456 for the three months ended September 30, 2014. The increase in interest expense is primarily due to increased borrowings drawn on our unsecured credit facilities.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $380 for the three months ended September 30, 2014 driven by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Expense

During the three months ended September 30, 2014, the Company recorded income tax benefit of $699  compared to income tax benefit of $2,375 for the three months ended September 30, 2013.  Prior year income tax benefit included the reversal of allowances against state deferred tax assets resulting from cumulative net operating losses that were deemed to be realizable based on projections of future performance of the hotels generating these net operating losses.

Discontinued Operations

On September 17, 2013, we closed on the sale of our Holiday Inn Express Camp Springs, MD property. The Company sold the hotel for $8,500 and recorded a gain on the sale of $120 during the three months ended September 30, 2013. We previously recorded an impairment loss of approximately $3,723 in the second quarter of 2013 as the net proceeds were not expected to exceed the carrying value.

On September 20, 2013, the Company also entered into a purchase and sale agreement to sell a portfolio of 16 non-core hotels for an aggregate purchase price of approximately $217,000. The Company had recorded an impairment of $6,591 during the three months ended September 30, 2013 in connection with the disposition. The Company closed on the sale of 12 hotels during the fourth quarter of 2013, with the remaining four hotels closing during the first quarter of 2014.

The operating results for these 17 hotels have been reclassified to discontinued operations in the statement of operations for the three months ended September 30, 2013 and 2012, respectively. We recorded income from discontinued operations of approximately $3,071 during the three months ended September 30, 2013.

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

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended September 30, 2014 was $4,047 compared to a loss of $1,126 during the same period in 2013.  Net income applicable to common shareholders for the three months ended September 30, 2014 was positively impacted by the improved operating results of our hotels as well as decreases in general and administrative expenses, but was negatively impacted by higher interest expense. Net income applicable to common shareholders for the three months ended September 30, 2013 was negatively impacted by the impairment charge related to the pending sale of 16 non-core assets.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the three months ended September 30, 2014 was $4,852 compared to comprehensive loss of  $2,126 for the same period in 2013. This amount was primarily attributable to net income as more fully described above. For the three months ended September 30, 2014, we recorded other comprehensive income of $805 compared to $1,000 of other comprehensive loss for the three months ended September 30, 2013. The expected rise in the interest rate yield curve in the next few years has increased the fair value of our interest rate swaps, increasing the asset value of certain derivative instruments and decreasing the liability or shifting the liability to an asset position for other derivative instruments.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2014 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% and 99.9% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $58,312, or 23.7%, to $304,331 for the nine months ended September 30, 2014 compared to $246,019 for the same period in 2013.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the nine months ended September 30, 2013.

Since September 30, 2013, we have acquired interests in five consolidated hotels and have commenced operations at the Hampton Inn Pearl Street.  These six hotels contributed the following operating revenues for the nine months ended September 30, 2014.

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Nine Months Ended September 30, 2014
Winter Haven	Miami, FL	December 20, 2013	70	$3,100
Blue Moon	Miami, FL	December 20, 2013	75	3,339
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	6,576
Parrot Key Resort	Key West, FL	May 7, 2014	148	5,411
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	5,484
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	1,372
			701	$25,282

*Date the hotel began operations.

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the nine months ended September 30, 2014 included revenues for a full nine months related to the three hotels that were purchased during the nine months ended September 30, 2013. We acquired interests in the following consolidated hotels during the nine months ended September 30, 2013:

Brand	Location	Acquisition Date	Rooms	Hotel Operating Revenues Nine Months Ended September 30, 2014	Hotel Operating Revenues Nine Months Ended September 30, 2013
Hyatt Union Square	New York, NY	April 9, 2013	178	$13,456	$6,178
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	12,575	5,120
Residence Inn	Coconut Grove, FL	June 12, 2013	140	3,850	1,430
			563	$29,881	$12,728

Expenses

Total hotel operating expenses increased 21% to approximately $166,372 for the nine months ended September 30, 2014 from $137,551 for the nine months ended September 30, 2013. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2013, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 27.2%, or $11,209, to $52,365 for the nine months ended September 30, 2014 from $41,156 for the nine months ended September 30, 2013. Real estate and personal property tax and property insurance increased $4,266, or 24.0%, for the nine months ended September 30, 2014 when compared to the same period in 2013. This increase is due to our acquisitions since September 30, 2013 as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense decreased by approximately $1,788 from $16,098 in the nine months ended September 30, 2013 to $14,310 for the same period in 2014.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation decreased $2,663 when comparing the nine months ended September 30, 2014 to the same period in 2013.  This decrease in share based compensation expense is due primarily to the vesting of the 2010 Multi-Year LTIP Plan as of December 31, 2013 as well as a lesser amount of restricted shares issued since September 30, 2013.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,341 from $803 for the nine months ended September 30, 2013 to $2,144 for the same period in 2014. The costs incurred in 2014 were primarily related to our acquisitions of the Hilton Garden Inn 52nd Street in New York, NY and the Hotel Milo in Santa Barbara, CA. The amounts in 2013 were primarily related to the acquisition of our Hyatt Union Square asset in New York, NY and our Residence Inn Coconut Grove in Miami, FL.

Operating Income

Operating income for the nine months ended September 30, 2014 was $49,156 compared to operating income of $32,653 during the same period in 2013. Operating income was positively impacted by the improved operating results of our hotels discussed above as well as insurance recoveries of $4,602, which largely represents settlement of business interruption insurance claims that arose from the Hurricane Sandy natural disaster.

Interest Expense

Interest expense increased $1,956 from $30,293 for the nine months ended September 30, 2013 to $32,249 for the nine months ended September 30, 2014. The increase in interest expense is primarily due to increased borrowings drawn on our unsecured credit facilities.

Gain on Disposition of Hotel Properties

During the nine months ended September 30, 2014, the Company recorded a gain of $7,184 related to its sale of Hotel 373 in Manhattan.

Gain on Hotel Acquisitions, net

During the nine months ended September 30, 2014, the Company recorded a gain of $13,594 related primarily to its purchase of the Hilton Garden Inn on 52nd Street in Manhattan as the purchase price of the asset was less than the appraised fair value as of the closing date. During the nine months ended September 30, 2013, the company had recorded a similar gain of $12,108 related to its purchase of Hyatt Union Square.

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

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $627 for the nine months ended September 30, 2014.

Income Tax Expense

During the nine months ended September 30, 2014, the Company had an income tax benefit of $806, compared to income tax benefit of $2,282 for the nine months ended September 30, 2013.  Prior year income tax benefit included the reversal of allowances against state deferred tax assets resulting from cumulative net operating losses that were deemed to be realizable based on projections of future performance of the hotels generating these net operating losses.

Discontinued Operations

On June 12, 2013, we closed on the sale of our Comfort Inn, Harrisburg, PA property. The Company sold the hotel for $3,700 and recorded a gain on sale of $883. Additionally, on September 17, 2013, we closed on the sale of our Holiday Inn Express Camp Springs, MD property. The Company sold the hotel for $8,500 and recorded a gain on the sale of $149 during the third quarter of 2013 and an impairment charge of $3,723 during the second quarter of 2013 as the anticipated net proceeds did not exceed the carrying value.

On September 20, 2013, the Company also entered into a purchase and sale agreement to sell a portfolio of 16 non-core hotels for an aggregate purchase price of approximately $217,000. The Company recorded an impairment of $6,591 during the nine months ended September 30, 2013 in connection with the anticipated disposition. The Company closed on the sale of 12 hotels during the fourth quarter of 2013, with the remaining four hotels closing during the first quarter of 2014.

For the nine months ended September 30, 2014, the Company recorded a loss of $45 in connection with the closing of the remaining 4 properties. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties.

The operating results for these 18 properties have been reclassified to discontinued operations in the statement of operations for the nine months ended September 30, 2014 and 2013, respectively.

We recorded income from discontinued operations of approximately $288 and $4,432 during the nine months ended September 30, 2014 and 2013, respectively. See “Note 12 – Discontinued Operations” for more information.

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

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the nine months ended September 30, 2014 and 2013 was $47,793 and $65, respectively.  Net income applicable to common shareholders for the nine months ended September 30, 2014 was positively impacted by the improved operating results of our hotels and one-time gains discussed above. Net income applicable to common shareholders for the nine months ended September 30, 2013 was negatively impacted by the extinguishment of $2,250 of issuance costs associated with the redemption of all of our outstanding Series A Preferred Shares.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the nine months ended September 30, 2014 was $48,079 compared to $1,429 for the same period in 2013. This amount was primarily attributable to net income as more fully described above. For the nine months ended September 30, 2014, we recorded other comprehensive income of $286 compared to $1,364 of other comprehensive income for the nine months ended September 30, 2013. The expected rise in the interest rate yield curve in the next few years has continued to increase the fair value of our interest rate swaps, increasing the asset value of certain derivative instruments and decreasing the liability of shifting the liability to an asset position for other derivative instruments.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of September 30, 2014. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of September 30, 2014, the outstanding unsecured term loan balance under the $500,000 unsecured credit facility was $250,000 and was fully drawn, and we had $27,000 of outstanding borrowings under the revolving line of credit. As of September 30, 2014, our remaining borrowing capacity under the $500,000 unsecured credit facility’s revolving line of credit was $218,745, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $500,000 unsecured credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2014, we have $10,212 of indebtedness maturing on or before December 31, 2014. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $500,000 credit facility and the issuance of our securities.

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

Common Share Repurchase Plan

In December 2012, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares through December 31, 2013. We did not repurchase any common shares prior to the expiration of the share repurchase program. In January 2014, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2014. For the nine months ended September 30, 2014, the Company repurchased 2,626,854 common shares for an aggregate purchase price of $15,284. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued commons shares.

Development Loans Receivable

During April 2013, we acquired the Hyatt Union Square, and, as part of the consideration we agreed to cancel a $13,303 development loan receivable, and the development loan related to Hyatt 48Lex was paid off in full.  As of September 30, 2014, we had no outstanding development loan receivables.

Acquisitions

During the nine months ended September 30, 2014, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Ground Lease Intangible	Franchise Fees and Loan Costs	Total Purchase Price	Assumption of Debt
Hotel Milo, Santa Barbara, CA	2/28/2014	$-	$55,080	$805	$(14,230)	$273	$41,928	$24,924
Parrot Key Resort, Key West, FL	5/7/2014	57,889	33,959	8,152	-	-	100,000	-
Hilton Garden Inn 52nd Street, New York, NY	5/27/2014	45,480	60,762	4,920	-	1,123	112,285	-

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2013, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the nine months ended September 30, 2014 was $76,854 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2014 was $48,263.

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

Spending on capital improvements during the nine months ended September 30, 2014 decreased when compared to spending on capital improvements during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we spent $29,297 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $35,984 during the same period in 2013. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the nine months ended September 30, 2014, we spent $13,487 less on hotel development projects than during the same period of 2013 as both the new tower construction at Courtyard Miami Beach and re-development project at Hampton Inn Pearl Street hotels neared completion. Projects such as these require significant capital, which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

From time to time, we acquire properties subject to an obligation to pay contingent consideration arrangements with the former owner if specified operating objectives are achieved by the acquired entity. Our current maximum cash payment under this arrangement is $2,000 in 2015 for one property. As of September 30, 2014, $1,000 was recorded as contingent consideration as we believe the likelihood of the hotel achieving the specified operating targets to be 50% likely.

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2014 and 2013

Net cash provided by operating activities increased $8,310 from $70,193 for the nine months ended September 30, 2013 to $78,503 for the comparable period in 2014. Net income, adjusted for non-cash items reflected in the statement of cash flows for the nine months ended September 30, 2014 and 2013, increased $12,721 for the nine months ended September 30, 2014 when compared to 2013. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. The offsetting decrease in cash provided by operating activities was attributable to an increase in working capital assets.

Net cash used in investing activities for the nine months ended September 30, 2014 decreased $16,244, from $188,838 for the nine months ended September 30, 2013 compared to $172,594 for 2014. While spending on the purchase of hotel properties and deposits on hotel acquisitions was $10,185 higher during the nine months ended September 30, 2014, compared to same period in 2013, spending on capital expenditures was $6,687 less than during the three months ended September 30, 2013.  Additionally, spending on hotel development projects during the nine months ended September 30, 2014 was $13,487 less than during the same period of 2013. We received $15,122 in repayments of development loans receivable during the nine months ended September 30, 2013.  During the nine months ended September 30, 2014 we received $30,128 in proceeds from the disposition of Hotel 373 in the second quarter and the remaining 4 non-core properties during the first quarter.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $95,746 compared to net cash provided by financing activities for the nine months ended September 30, 2013 of $96,174. Net proceeds received during the nine months ended September 30, 2014 under our unsecured credit facility were $2,700 lower than during the same period in 2013. Net proceeds from mortgages and notes payable were $28,314 higher during the nine months ended September 30, 2014, when compared to the same period in 2013. During the first quarter of 2013, we completed an offering of Series C Preferred Shares with net proceeds of $72,370, after deducting underwriting discounts and offering expenses, which was primarily used to redeem all of the issued and outstanding Series A Preferred Shares with a redemption value of $60,000.  During the nine months ended September 30, 2014, we used $15,284 for the repurchase of common shares. Dividends and distributions payable decreased $1,242 during the nine months ended September 30, 2014, compared to 2013, due to a decrease in the number of outstanding common shares.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income applicable to common shareholders	$4,047	$(1,126)	$47,793	$65
Income (loss) allocated to noncontrolling interest	(49)	(164)	1,100	(628)
(Income) loss from unconsolidated joint ventures	(607)	(227)	(606)	21
Gain on hotel acquisition	-	-	(13,594)	(12,108)
Development loan recovery	-	-	(22,494)	-
Gain on disposition of hotel properties	-	11	(7,139)	(1,032)
Loss from impairment of depreciable assets	-	6,591	1,800	10,314
Depreciation and amortization	18,565	14,572	52,365	41,156
Depreciation and amortization from discontinued operations		2,238	-	7,037
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	21,956	21,895	59,225	44,825

Income (loss) from unconsolidated joint ventures	607	227	606	(21)
Depreciation and amortization of purchase price in excess of historical cost (1)	132	148	427	449
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,797	1,700	4,304	4,294
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	2,536	2,075	5,337	4,722

Funds from Operations applicable to common shareholders and common units	$24,492	$23,970	$64,562	$49,547

Weighted Average Common Shares and Common Units
Basic	198,597,517	198,878,496	199,270,719	198,186,963
Diluted	207,536,702	208,559,349	208,020,568	208,474,092

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

As of September 30, 2014, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2017.  Early adoption is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2014, we are exposed to interest rate risk with respect to variable rate borrowings under our $500,000 credit facility and certain variable rate mortgages and notes payable. As of September 30, 2014, we had total variable rate debt outstanding of $278,548 with a weighted average interest rate of 3.18%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2014 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2014 of $622 and $1,813, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2014, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY, and our two subordinated notes payable, and we have six interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, Duane Street Hotel, New York, NY, and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2014, approximately 81.7% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 18.3% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2014 to be approximately $921,867 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2014 to be approximately $956,340.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2014, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2014	2015	2016	2017	2018	Thereafter	Total

Fixed Rate Debt	$11,752	$99,884	$218,824	$203,172	$491	$172,741	$706,863
Weighted Average Interest Rate	5.04%	4.77%	4.29%	3.37%	3.37%	3.37%	4.04%

Floating Rate Debt	$-	$-	$55,000	$-	$-	$151,548	$206,548
Weighted Average Interest Rate	3.13%	3.14%	2.72%	2.72%	2.72%	2.72%	2.86%

	$11,752	$99,884	$273,824	$203,172	$491	$324,289	$913,411

Line of Credit Facility	$-	$-	$-	$-	$27,000	$-	$27,000
Weighted Average Interest Rate	-	-	-	-	2.60%	-	2.60%
	$-	$-	$-	$-	$27,000	$-	$27,000

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2014.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common share repurchases (in millions, except average price per share) during the nine months ended September 30, 2014 under the $75 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in January 2014, which expires on December 31, 2014, is set forth in the table below.  All such common shares were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
$75,000
January 1 to January 31, 2014	-	N/A	N/A	-
February 1 to February 28, 2014	-	N/A	N/A	-
March 1 to March 31, 2014	2,626,854	$5.80	2,626,854	(15,284)
April 1 to April 30, 2014	-	N/A	N/A	-
May 1 to May 31, 2014	-	N/A	N/A	-
June 1 to June 30, 2014	-	N/A	N/A	-
July 1 to July 31, 2014	-	N/A	N/A	-
August 1 to August 31, 2014	-	N/A	N/A	-
September 1 to September 30, 2014	-	N/A	N/A	-
Total	2,626,854		2,626,854	$59,716

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

HERSHA HOSPITALITY TRUST

October 30, 2014	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer