Form 10-K
period 2014-12-31
HERSHA HOSPITALITY TRUST
filed 2015-02-20
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

◻ Yes ☒ No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

☒ Yes ◻ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ◻ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒Accelerated filer◻

Non-accelerated filer ◻Smaller reporting company◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻Yes  ☒ No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2014, was approximately $1.3 billion.

As of February 19, 2015, the number of Class A common shares outstanding was 198,837,454 and there were no Class B common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part II, Item 5 and Part III.

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

●our failure to maintain our qualification as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 or the Code, as amended;

●environmental uncertainties and risks related to natural disasters;

●changes in real estate and zoning laws and increases in real property tax rates; and

●    the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2014  under the heading “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, South Florida and select markets on the West Coast. Our primary strategy is to continue to acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry in markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.

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

As of December 31, 2014, our portfolio consisted of 46 wholly owned limited and full service properties with a total of 6,587 rooms and interests in five limited and full service properties owned through joint venture investments with a total of 1,369 rooms. These 51 properties, with a total of 7,956 rooms, are located in Arizona, California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, and Virginia and operate under leading brands, owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), or Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). In addition, some of our hotels operate as independent boutique hotels.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as general partner. As of December 31, 2014, we owned an approximate 95.8% partnership interest in our operating partnership.

The majority of our wholly-owned hotels are managed by Hersha Hospitality Management, L.P. (“HHMLP”), a privately held, qualified management company owned by certain of our trustees and executive officers and other unaffiliated third party investors. Third party qualified management companies manage the hotels that we own through joint venture interests. We lease our wholly-owned hotels to 44 New England Management Company (“44 New England”), our wholly-owned taxable REIT subsidiary (“TRS”). Each of the hotels that we own through a joint venture investment is leased to another TRS that is owned by the respective joint venture or an entity owned in part by 44 New England.

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

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

•working together with our hotel management companies to increase revenue per available room, or "RevPAR" and to maximize the average daily rate, or “ADR” and occupancy levels through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and

•maximizing our earnings by managing costs and positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale, mid-scale and extended-stay lodging segments, which we believe can be expected to follow from improving economic conditions.

ACQUISITIONS

We selectively acquire high quality branded upper-upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

•nationally-franchised hotels operating under popular brands, such as Marriott, Residence Inn by Marriott, Courtyard by Marriott, Hilton Hotels, Hilton Garden Inn, Hampton Inn, Holiday Inn, Holiday Inn Express, Holiday Inn Express and Suites, Candlewood Suites, Hyatt House, Hyatt Place, Hyatt and Sheraton Hotels;

•hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;

•hotels in our target markets where we can realize operating efficiencies and economies of scale; and

•independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2014, we have acquired, wholly or through joint ventures, a total of 107 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We take advantage of our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction or acquisitions of hotels. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows and its ability to remain accretive to our portfolio. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees, which committee consists solely of independent trustees. During the time since our initial public offering in 1999 through December 31, 2014, we have sold a total of 62 hotels.

FINANCING

We intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes unsecured debt provided primarily under our $500 million unsecured credit facility which provides for a $250 million unsecured term loan and a $250 million unsecured revolving credit facility and secured mortgage debt in our hotel properties. We intend to use our loan capacity, expanded in February 2014 as discussed below and the undrawn portion of our $500 million senior unsecured credit facility to pay down mortgage debt and fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the revolving line of credit portion of our credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

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

Franchisor	Franchises
Marriott International	Marriott, Residence Inn by Marriott, Courtyard by Marriott
Hilton Hotels Corporation	Hilton Hotels, Hilton Garden Inn, Hampton Inn
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt House, Hyatt Place, Hyatt
Starwood Hotels	Sheraton Hotels

We anticipate that most of the hotels in which we invest will be operated pursuant to franchise licenses.

The franchise licenses generally specify certain management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. The franchise licenses generally obligate our lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by our lessees, display of signage, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In general, the franchise licenses require us to pay the franchisor a fee typically ranging between 6.0% and 9.3% of such hotel’s revenues annually.

PROPERTY MANAGEMENT

We work closely with our hotel management companies to operate our hotels and increase same hotel performance for our portfolio.

Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2014:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	45	6,439	-	-	45	6,439
Waterford Hotel Group, Inc.	-	-	3	1,087	3	1,087
South Bay Boston Management, Inc.	-	-	2	282	2	282
Northwood Management, LLC.	1	148	-	-	1	148
Total	46	6,587	5	1,369	51	7,956

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

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2014, these thresholds were not met and incentive management fees were not earned. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

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

DISTRIBUTIONS

We have made 64 consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.

The following table sets forth distribution information for the last two calendar years.

Common Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Common Units Per Share and Per Unit Distribution Amount
2014
Fourth Quarter	1/5/2015	1/15/2015	$0.07
Third Quarter	10/2/2014	10/15/2014	$0.07
Second Quarter	6/30/2014	7/15/2014	$0.06
First Quarter	3/31/2014	4/15/2014	$0.06

2013
Fourth Quarter	1/2/2014	1/16/2014	$0.06
Third Quarter	10/1/2013	10/15/2013	$0.06
Second Quarter	7/1/2013	7/15/2013	$0.06
First Quarter	4/1/2013	4/15/2013	$0.06

Preferred Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Series B Preferred Per Share Distribution Amount	Series C Preferred Per Share Distribution Amount
2014
Fourth Quarter	1/1/2015	1/15/2015	$0.50	$0.43
Third Quarter	10/1/2014	10/15/2014	$0.50	$0.43
Second Quarter	7/1/2014	7/15/2014	$0.50	$0.43
First Quarter	4/1/2014	4/15/2014	$0.50	$0.43

2013
Fourth Quarter	1/1/2014	1/15/2014	$0.50	$0.43
Third Quarter	10/1/2013	10/15/2013	$0.50	$0.43
Second Quarter	7/1/2013	7/15/2013	$0.50	$0.43
First Quarter (2)	4/1/2013	4/15/2013	$0.50	$0.19	(1)

(1)	Partial period distribution
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

EMPLOYEES

As of December 31, 2014, we had 48 employees who were principally engaged in managing the affairs of the Company unrelated to property operations.  We believe that our relations with our employees are satisfactory.

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

The performance of the hotel industry has traditionally been closely linked with the general economy. During the recession of 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results have subsequently improved.There can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower growth in the economy, changes in unemployment, underemployment and changes in travel patterns. A stall in the economic recovery or a resurgent recession would have a material adverse effect on our results of operations. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses.

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

In the recession of 2008 and 2009 and some recent years, the U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies which otherwise are qualified to obtain financing. Continued volatility and uncertainty in the stock and credit markets may negatively impact our ability to access additional financing for our capital needs, including expansion, acquisition activities and other purposes, on favorable terms or at all, which may negatively affect our business. Additionally, due to this uncertainty, we may in the future be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity capital or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

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

Our hotels are subject to varying degrees of risk generally incident to the ownership of hotels. The underlying value of our hotels, our income and ability to make distributions to our shareholders are dependent upon the operation of the hotels in a manner sufficient to maintain or increase revenues in excess of operating expenses. Hotel revenues may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of terrorism, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, adverse changes in zoning laws, and other factors that are beyond our control. In particular, general and local economic conditions may be adversely affected by terrorist incidents, such as those in New York, Washington, D.C. and Boston. Our management is unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide, on the U.S. economy, on us or our hotels or on the market price of our common shares.

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

The continuation of our franchise licenses is subject to specified operating standards and other terms and conditions. All of the franchisors of our hotels periodically inspect our hotels to confirm adherence to their operating standards. The failure to maintain such standards or to adhere to such other terms and conditions could result in the loss or cancellation of the applicable franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that our trustees determine are too expensive or otherwise not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel. In that event, our trustees may elect to allow the franchise license to lapse or be terminated.

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

The hotel industry is seasonal in nature. Generally, in certain markets we operate, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. Our hotels’ operations historically reflect this trend in these markets. As a result, our results of operations may vary on a quarterly basis, impairing comparability of operating data and financial performance on a quarter to quarter basis.

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

Although a majority of rooms sold on the Internet are sold through websites maintained by the hotel franchisors and managers, some of our hotel rooms will be booked through Internet travel intermediaries. These Internet travel intermediaries may purchase rooms at a negotiated discount from participating hotels, which could result in lower room rates than the franchisor or manager otherwise could have obtained. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and any hotel management companies that we engage. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as "three-star downtown hotel," at the expense of brand identification or quality of product or service. If consumers develop brand loyalties to Internet reservations systems rather than to the brands under which our hotels are franchised, the value of our hotels could deteriorate and our business could be materially and adversely affected. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be materially and adversely affected.

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

The outbreak of widespread contagious disease could reduce travel and adversely affect hotel demand.

The widespread outbreak of infectious or contagious disease, such as influenza, mumps and Ebola, in the U.S. could reduce travel and adversely affect the hotel industry generally and our business in particular.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2014, we had outstanding long-term debt of $918.9 million. We may borrow additional amounts from the same or other lenders in the future. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2014, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

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

We cannot assure you that we or our management companies will be able to adapt our management, administrative, accounting and operational systems and arrangements, or hire and retain sufficient operational staff to successfully integrate these investments into our portfolio and manage any future acquisitions of additional assets without operational disruptions or unanticipated costs. Acquisition of hotels generates additional operating expenses that we will be required to pay. As we acquire additional hotels, we will be subject to the operational risks associated with owning new lodging properties. Our failure to integrate successfully any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders or make other payments in respect of securities issued by us.

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

As of December 31, 2014, our consolidated portfolio of hotels in New York City have accounted for approximately  44% of our hotel operating revenues. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

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

As of December 31, 2014, our portfolio consisted of 46 wholly-owned limited and full service properties and joint venture investments in five hotels with a total of 7,956 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

Some of our officers and trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement (as defined below) between our operating partnership and some of the trustees and officers and our property management agreements with HHMLP may not have been negotiated on an arm’s-length basis and may not be in the best interest of all our shareholders. Transactions with related persons must be approved by a majority of the Company’s independent trustees. The Board of Trustee’s policy requires any independent trustee with a direct or indirect interest in the transaction to excuse himself from any consideration of the related person transaction in which he has an interest.

Conflicts of interest with HHMLP may result in decisions that do not reflect our best interests.

We have entered into an option agreement (as amended, the “Option Agreement”) with each of our officers and certain trustees such that  we obtain a right of first refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of the Company. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase  prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

The following officers and trustees own collectively approximately 27% of HHMLP: Hasu P. Shah, Jay H. Shah, and Neil H. Shah. Conflicts of interest may arise with respect to the ongoing operation of our hotels including, but not limited to, the enforcement of the contribution and purchase agreements, the Option Agreement and our property management agreements with HHMLP. These officers and trustees also make decisions for our company with respect to property management. Consequently, these officers and trustees may not act solely in the best interests of our shareholders relating to property management by HHMLP.

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

Some of our trustees and officers own hotels and may develop or acquire new hotels, subject to certain limitations. Such ownership, development or acquisition activities may materially affect the amount of time these officers and trustees devote to our affairs. Some of our trustees and officers operate hotels that are not owned by us, which may materially affect the amount of time that they devote to managing our hotels. Pursuant to the Option Agreement we have an option to acquire any hotels developed by our officers and trustees.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2014, 4,600,000 Series B Preferred Shares and 3,000,000 Series C Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

In the past we have reduced the quarterly distributions paid to our shareholders, and we may reduce or eliminate the quarterly distribution paid to our shareholders in the future. The decision to declare and pay distributions on our common shares in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our board of trustees and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred shares, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our board of trustees deems relevant. Any change in our distribution policy could have a material adverse effect on the market price of our common shares.

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

Future sales of our common shares or securities convertible into or exchangeable or exercisable for our common shares could depress the market price of our common shares.

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

Future issuances of our common shares or other securities convertible into or exchangeable or exercisable for our common shares, including, without limitation, common units of beneficial interest in our Operating Partnership (“Common Units”), in connection with property, portfolio or business acquisitions and issuances of equity-based awards to participants in our equity incentive plans, could have an adverse effect on the market price of our common shares. Future issuances of these securities also could adversely affect the terms upon which we obtain additional capital through the sale of equity securities. In addition, future sales or issuances of our common shares may be dilutive to existing shareholders.

Our Board of Trustees may authorize the issuance of additional shares that may cause dilution or prevent a transaction that is in the best interests of our shareholders.

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

Under the Maryland General Corporation Law, as amended (MGCL), as applicable to REITs, certain “business combinations” (including certain issuances of equity securities) between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares, or an affiliate thereof, are prohibited for five years after the most recent date on which such shareholder acquired at least ten percent of the voting power of the trust’s shares. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions could delay, deter or prevent a change of control or other transaction in which holders of our equity securities might receive a premium for their shares above then-current market prices or which such shareholders otherwise might believe to be in their best interests.  Although our bylaws contain a provision exempting acquisitions of our shares from the control share acquisition legislation referenced above, there can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

The following table sets forth certain information with respect to the 46 hotels we wholly owned as of December 31, 2014, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms

Boston Urban and Metro	Courtyard	Brookline/Boston, MA*	2003	188
	Hawthorn Suites by Wyndham	Franklin, MA	1999	100
	Holiday Inn Express	Cambridge, MA	1997	112
	Residence Inn	Framingham, MA	2000	125
	Residence Inn	Norwood, MA	2006	96
	The Boxer	Boston, MA	2004	80

California - Arizona	Courtyard	San Diego, CA	1999	245
	Courtyard	Los Angeles, CA	2008	260
	Hyatt House	Pleasant Hill, CA	2003	142
	Hyatt House	Pleasanton, CA	1998	128
	Hyatt House	Scottsdale, AZ	1999	164
	Hotel Milo	Santa Barbara, CA*	2001	122

South Florida	Blue Moon	Miami, FL	2013	75
	Courtyard	Miami, FL	2004	259
	Residence Inn	Coconut Grove, FL	2000	140
	Winter Haven	Miami, FL	2013	70
	Parrot Key Hotel & Resort	Key West, FL	2013	148

NYC Urban	Candlewood Suites	Times Square, NY	2009	188
	Duane Street	TriBeCa, NY	2008	43
	Hampton Inn	Chelsea/Manhattan, NY	2003	144
	Hampton Inn	Herald Square, Manhattan, NY	2005	136
	Hampton Inn	Seaport, NY	2006	65
	Hampton Inn	Times Square, NY	2009	184
	Hampton Inn	Pearl Street, Manhattan, NY	2012	81
	Hilton Garden Inn	JFK Airport, NY*	2005	192
	Hilton Garden Inn	TriBeCa, NY	2009	151
	Holiday Inn	Wall Street, NY	2010	113
	Holiday Inn Express	Times Square, NY	2009	210
	Holiday Inn Express	Water Street, Manhattan, NY	2010	112
	Holiday Inn Express	Madison Square Garden, Manhattan, NY	2006	228
	Hyatt	Union Square, NY	2013	178
	Nu Hotel	Brooklyn, NY	2008	93
	Sheraton Hotel	JFK Airport, NY*	2008	150
	Hilton Garden Inn	Midtown East, Manhattan, NY	2014	205

NY-NJ Metro	Holiday Inn Express	Chester, NY	2006	80
	Hyatt House	White Plains, NY	2000	159

Market	Name	Property Name	Year Opened	Number of Rooms

Philadelphia	Hampton Inn	Philadelphia, PA	2001	250
	Hyatt Place	King of Prussia, PA	2010	129
	Sheraton Hotel	New Castle, DE	2011	192
	The Rittenhouse Hotel	Philadelphia, PA	2004	116

Washington D.C.	Courtyard	Alexandria, VA	2006	203
	Hampton Inn	Washington, DC	2005	228
	Hyatt House	Gaithersburg, MD	1998	140
	Residence Inn	Tysons Corner, VA	1984	96
	Residence Inn	Greenbelt, MD	2002	120
	The Capitol Hill Hotel	Washington, DC	2007	152

			TOTAL ROOMS	6,587

*Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have initial terms of 99 years and all have a remaining term of at least 85 years.

The following table sets forth certain information with respect to the five hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2014.

Market	Name	Location	Year Opened	Number of Rooms	HHLP Ownership in Asset	HHLP Preferred Return

Boston	Courtyard	South Boston, MA**	2005	164	50.0%	N/A
	Holiday Inn Express	South Boston, MA**	1998	118	50.0%	N/A

Connecticut	Hilton	Hartford, CT	2005	393	8.8%	8.5%
	Marriott	Mystic, CT	2001	285	66.7%	8.5%
	Marriott	Hartford, CT	2005	409	15.0%	8.5%

		TOTAL ROOMS		1,369

**The joint ventures interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreements. These ground lease agreements typically have terms of 60 years and all have a remaining term of at least 47 years.

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

MARKET INFORMATION

Our common shares trade on the New York Stock Exchange under the symbol “HT.” As of February 19, 2015, the last reported closing price per common share on the New York Stock Exchange was $6.80. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2014	High	Low	Dividend Per Common Share
Fourth Quarter	$7.49	$6.15	$0.07
Third Quarter	$6.95	$6.35	$0.07
Second Quarter	$6.74	$5.52	$0.06
First Quarter	$6.05	$5.18	$0.06

Year Ended December 31, 2013	High	Low	Dividend Per Common Share
Fourth Quarter	$5.94	$5.33	$0.06
Third Quarter	$6.21	$5.18	$0.06
Second Quarter	$6.24	$5.27	$0.06
First Quarter	$6.30	$5.07	$0.06

SHAREHOLDER INFORMATION

At December 31, 2014 we had approximately 120 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 38 entities and persons, including our company.

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

In addition, our trustees, upon receipt of advice of counsel or other evidence satisfactory to the trustees, in their sole and absolute discretion, may, in their sole and absolute discretion, exempt a person from the ownership limitation under certain circumstances. The foregoing restrictions continue to apply until the trustees determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT and there is an affirmative vote of two-thirds of the number of common and preferred shares entitled to vote on such matter at a regular or special meeting of our shareholders.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2008 and ending December 31, 2014, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2008		2009	2010	2011	2012	2013	2014
Hersha Hospitality Trust	$100.00	$	$104.67	$220.00	$162.67	$166.67	$218.13	$285.49
S&P 500	100.00		123.45	139.23	139.23	157.90	204.63	232.30
Russell 2000	100.00		125.22	156.90	148.35	170.06	232.98	244.24
SNL Hotel REIT Index	100.00		163.13	225.86	191.77	210.14	257.04	339.27

Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common share repurchases (in millions, except average price per share) during the year ended December 31, 2014 under the $75 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in January 2014, which expired on December 31, 2014, is set forth in the table below. In February 2015, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $100 million of our outstanding common shares.  All such common shares were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) as of 12/31/2014
$75,000
January 1 to January 31, 2014	-	N/A	N/A	-
February 1 to February 28, 2014	-	N/A	N/A	-
March 1 to March 31, 2014	2,626,854	$5.80	2,626,854	(15,418)
April 1 to April 30, 2014	-	N/A	N/A	-
May 1 to May 31, 2014	-	N/A	N/A	-
June 1 to June 30, 2014	-	N/A	N/A	-
July 1 to July 31, 2014	-	N/A	N/A	-
August 1 to August 31, 2014	-	N/A	N/A	-
September 1 to September 30, 2014	-	N/A	N/A	-
October 1 to October 31, 2014	-	N/A	N/A	-
November 1 to November 30, 2014	-	N/A	N/A	-
December 1 to December 31, 2014	-	N/A	N/A	-
Total	2,626,854		2,626,854	$59,582	*

*The repurchase program was reauthorized by our Board of Trustees in February 2015, resulting in an aggregate dollar value of the maximum number of common shares that may be purchased as of February 20, 2015 of $100 million.

Item 6.	Selected Financial Data

The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.   As a result of the early adoption on January 1, 2014 of ASU Update No. 2014-08, we do not expect to classify most of our hotel dispositions as discontinued operations.  For purposes of this table below, the operating results of certain real estate assets which have been sold prior to the adoption of ASU Update No. 2014-08 are included in discontinued operations for all periods presented.

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2014	2013	2012	2011	2010
Revenue:
Hotel Operating Revenues	$417,226	$338,064	$299,005	$229,156	$184,998
Interest Income From Development Loans	-	158	1,998	3,427	4,686
Other Revenues	180	191	212	330	324
Total Revenue	417,406	338,413	301,215	232,913	190,008
Operating Expenses:
Hotel Operating Expenses	227,324	188,431	161,982	121,402	98,930
Gain on Insurance Settlements	(4,604)	(403)	-	-	-
Hotel Ground Rent	2,433	985	835	877	941
Real Estate and Personal Property Taxes and Property Insurance	30,342	24,083	19,341	15,936	13,738
General and Administrative (including Share Based Payments of $6,028, $9,746, $9,678, $7,590, $6,649)	20,363	23,869	23,377	18,449	16,833
Acquisition and Terminated Transaction Costs	2,472	974	1,179	2,734	4,785
Depreciation and Amortization	69,167	55,784	48,243	40,562	34,060
Contingent Consideration	2,000	-	-	-	-
Total Operating Expenses	349,497	293,723	254,957	199,960	169,287
Operating Income (Loss)	67,909	44,690	46,258	32,953	20,721
Interest Income	805	1,784	1,311	456	168
Interest Expense	(43,357)	(40,935)	(38,070)	(34,266)	(32,409)
Other Expense	(485)	(102)	(43)	(231)	(240)
Gain on Disposition of Hotel Properties	7,195	-	-	-	-
Gain on Hotel Acquisitions, net	12,667	12,096	-	-	-
Development Loan Recovery	22,494	-	-	-	-
Loss on Debt Extinguishment	(670)	(545)	(3,189)	(102)	(852)
Income (Loss) before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	66,558	16,988	6,267	(1,190)	(12,612)
(Loss) Income from Unconsolidated Joint Ventures	693	(22)	(232)	210	(1,751)
Impairment of Investment in Unconsolidated Joint Ventures	-	(1,813)	-	(1,677)	-
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	-	-	(1,892)	2,757	4,008
(Loss) Income from Unconsolidated Joint Venture Investments	693	(1,835)	(2,124)	1,290	2,257
Income (Loss) Before Income Taxes	67,251	15,153	4,143	100	(10,355)
Income Tax Benefit	2,685	5,600	3,355	-	-
Income (Loss) from Continuing Operations	69,936	20,753	7,498	100	(10,355)
Discontinued Operations:
Gain(Loss) on Disposition of Hotel Properties	(128)	32,121	11,231	991	347
Impairment of Assets Held for Sale	(1,800)	(10,314)	-	(30,248)	(2,433)
Income (Loss) from Discontinued Operations	263	7,388	3,489	2,189	(4,761)
Income (Loss) from Discontinued Operations	(1,665)	29,195	14,720	(27,068)	(6,847)
Net Income (Loss)	68,271	49,948	22,218	(26,968)	(17,202)
(Income) Loss Allocated to Noncontrolling Interests	(1,016)	(335)	158	1,734	845
Issuance Costs of Redeemed Preferred Shares	-	(2,250)	-	-	-
Preferred Distributions	(14,356)	(14,611)	(14,000)	(10,499)	(4,800)
Net Income (Loss) applicable to Common Shareholders	$52,899	$32,752	$8,376	$(35,733)	$(21,157)

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2014	2013	2012	2011	2010
Basic Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.27	$0.02	$(0.03)	$(0.06)	$(0.11)
Diluted Income (Loss) from Continuing Operations applicable to Common Shareholders (1)	0.27	0.02	(0.03)	(0.06)	(0.11)
Dividends declared per Common Share	0.26	0.24	0.24	0.23	0.20

Balance Sheet Data
Net investment in hotel properties	$1,745,483	$1,535,835	$1,466,713	$1,341,536	$1,245,851
Assets Held for Sale	-	56,583	-	93,829	-
Noncontrolling Interests Common Units	29,082	29,523	15,484	16,862	19,410
Redeemable Noncontrolling Interest	-	-	15,321	14,955	19,894
Noncontrolling Interests Consolidated Joint Ventures	-	-	-	307	474
Noncontrolling Interests Consolidated Variable Interest Entity	(1,075)	(342)	476	-	-
Shareholder's equity	829,382	837,958	829,828	730,673	683,434
Total assets	1,855,539	1,748,097	1,707,679	1,630,909	1,457,277
Total debt	918,923	773,501	792,708	758,374	694,720
Liabilities related to Assets Held for Sale	-	45,835	-	61,758	-
Other Data
Net cash provided by operating activities	$112,894	$90,261	$71,756	$58,668	$42,486
Net cash used in investing activities	$(180,504)	$(125,474)	$(55,817)	$(230,758)	$(310,567)
Net cash provided by financing activities	$53,072	$2,367	$28,552	$131,062	$322,273
Weighted average shares outstanding
Basic	199,109,209	198,390,450	187,415,270	168,753,382	134,370,172
Diluted (1)	201,197,310	201,918,177	187,415,270	168,753,382	134,370,172

(1) Income allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these amounts in the numerator and denominator would have no impact.

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

BACKGROUND

As of December 31, 2014, we owned interests in 51 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 46 wholly-owned hotels and interests in five hotels owned through unconsolidated joint ventures. Our "Summary of Operating Results" section below contains operating results for 46 consolidated hotel assets and five hotel assets owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December  31, 2014, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2014, we continued to see improvements in ADR, RevPAR and operating margins, led by hotels in most of our major locations. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in secondary and tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue development loans or land leases in the near term.

Although we expect continued stabilization and improvement in consumer and commercial spending and lodging demand during 2015, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future. We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations) that are consolidated in our financial statements for the three years ended December 31, 2014, 2013 and 2012.

CONSOLIDATED HOTELS:
	Year Ended 2014	Year Ended 2013	2014 vs. 2013 % Variance	Year Ended 2012	2013 vs. 2012 % Variance

Occupancy	82.6%	79.7%	2.9%	78.6%	1.1%
Average Daily Rate (ADR)	$187.82	$179.70	4.5%	$175.23	2.6%
Revenue Per Available Room (RevPAR)	$155.19	$143.30	8.3%	$137.78	4.0%

Room Revenues	$380,461	$309,452	22.9%	$273,410	13.2%
Hotel Operating Revenues	$417,226	$338,064	23.4%	$299,005	13.1%

RevPAR for the year ended December 31, 2014 increased 8.3% for our consolidated hotels when compared to the same period in 2013.  This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions in 2014 and the acquisition of hotel properties consummated in 2014 that are accretive to RevPAR.  The increase, as noted in the table above, was the result of increases in both occupancy and ADR. Performing particularly well in 2014 were hotels in our Boston, West Coast, South Florida and Washington DC markets, each of which posted RevPAR growth in excess of 11.0% versus the same period in 2013.

The following table outlines operating results for the three years ended December 31, 2014, 2013 and 2012 for hotels we own through unconsolidated joint venture interests (excluding those hotel assets have been sold to an independent third party during the period presented). These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Year Ended 2014	Year Ended 2013	2014 vs. 2013 % Variance	Year Ended 2012	2013 vs. 2012 % Variance

Occupancy	67.2%	68.3%	-1.1%	68.6%	-0.3%
Average Daily Rate (ADR)	$164.10	$154.57	6.2%	$152.51	1.4%
Revenue Per Available Room (RevPAR)	$110.33	$105.52	4.6%	$104.66	0.8%

Room Revenues	$59,135	$58,273	1.5%	$62,058	-6.1%
Total Revenues	$80,860	$80,879	0.0%	$84,364	-4.1%

For our unconsolidated hotels, RevPAR for the year ended December 31, 2014 increased 4.6% compared to RevPAR achieved during the year ended December 31, 2013.   The 2014 results reflect the overall condition of the market in which our unconsolidated joint venture hotels operate, particularly Boston, where our 2 hotels posted RevPAR growth of 15.1%.  The relatively stable results in RevPar during the year of 2013 when compared to the year of 2012 is primarily the result of a joint venture asset which is now consolidated for financial reporting purposes and therefore no longer contributes to the operating results of our portfolio of unconsolidated hotels.  The Holiday Inn Express 29th Street, New York, NY, which as of June 18, 2012, no longer was included in our unconsolidated joint venture hotel portfolio, tended to have higher occupancy and ADR than the remaining hotels in our unconsolidated joint venture portfolio, resulting in the lower room revenues and total revenues in the above table.  When compared to the same period in 2012, the remaining unconsolidated joint venture hotels follow the same growth trend for RevPar as experienced in our same store consolidated hotels reported below during the year ended December 31, 2013.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entire period being reported and the comparable period in each of the periods being presented, and is deemed fully operational. Based on this definition, for the years ended December 31, 2014 and 2013, there are 34 same store consolidated hotels and 31 same store consolidated hotels for the years ended December 31, 2013 and 2012. The following table outlines operating results for the years ended December 31, 2014, 2013, and 2012, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 34 hotels in both years)			(includes 31 hotels in both years)
	Year Ended 2014	Year Ended 2013	2014 vs. 2013 % Variance	Year Ended 2013	Year Ended 2012	2013 vs. 2012 % Variance

Occupancy	82.9%	79.7%	3.2%	80.5%	78.6%	1.9%
Average Daily Rate (ADR)	$179.76	$176.85	1.6%	$174.65	$172.67	1.1%
Revenue Per Available Room (RevPAR)	$148.97	$140.95	5.7%	$140.55	$135.69	3.6%

Room Revenues	$280,421	$265,142	5.8%	$258,047	$249,848	3.3%
Total Revenues	$305,961	$288,635	6.0%	$272,780	$263,893	3.4%

Driven by strong performance in our Boston, West Coast, and Washington DC markets, RevPAR for our same store consolidated hotels increased 5.7%, when compared to the same period in 2013.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO DECEMBER 31, 2013

(dollars in thousands, except ADR and per share data)

Revenue

Our total revenues for the years ended December 31, 2014 and 2013 primarily consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 100.0% and 99.9% of total revenues for the years ended December 31, 2014 and 2013, respectively. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that were consolidated in our financial statements during the period. Hotel operating revenues increased $79,162, or 23.4%, from $338,064 for the year ended December 31, 2013 to $417,226 for the same period in 2014. This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2014 and 2013 as well as increases in hotel operating revenues for our same store consolidated hotels.

Since December 31, 2013, we have acquired interests in three consolidated hotels and have commenced operations at the Hampton Inn Pearl Street. These four hotels contributed the following operating revenues for the twelve months ended December 31, 2014.

Brand	Location	Acquisition Date	Rooms	2014 Hotel Operating Revenues
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	8,655
Parrot Key Resort	Key West, FL	May 7, 2014	148	9,145
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	10,439
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	2,867
			556	$31,106

*Date the hotel began operations.

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2014 included revenues for the following hotels that were purchased during the year ended December 31, 2013. Hotels acquired during the year ended December 31, 2013 would have a full year of results included in the year ended December 31, 2014 but not necessarily a full year of results during the same period in 2013.

We acquired interests in the following consolidated hotels during the year ended December 31, 2013:

Brand	Location	Acquisition Date	Rooms	2014 Hotel Operating Revenues	2013 Hotel Operating Revenues
Hyatt Union Square	New York, NY	April 9, 2013	178	$19,066	$11,272
Courtyard by Marriott	San Diego, CA	May 30, 2013	245	16,205	8,350
Residence Inn	Coconut Grove, FL	June 12, 2013	140	4,424	2,889
Winter Haven	Miami, FL	December 20, 2013	70	4,185	203
Blue Moon	Miami, FL	December 20, 2013	75	4,446	175
			708	$48,326	$22,889

In addition, our same store consolidated portfolio experienced improvements in ADR and occupancy during the year ended December 31, 2014 when compared to the same period in 2013. Occupancy in our same store consolidated hotels increased 320 basis points from 79.7% during the year ended December 31, 2013 to 82.9% for the same period in 2014. ADR improved 1.6%, increasing from $176.85 for the year ended December 31, 2013 to $179.76 during the same period in 2014. These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

Expenses

Total hotel operating expenses increased 20.6% to approximately $227,324 for the year ended December 31, 2014 from $188,431 for the year ended December 31, 2013. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2013, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization of 24.0%, or $13,383, to $69,167 for the year ended December 31, 2014 from $55,784 for the year ended December 31, 2013. Real estate and personal property tax and property insurance increased $6,259, or 26.0%, for the year ended December 31, 2014 when compared to the same period in 2013 due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense decreased by approximately $3,506 from $23,869 in 2013 to $20,363 in 2014. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation decreased $3,718 when comparing the year ended December 31, 2014 to the same period in 2013. This decrease in share based compensation expense is due primarily to the vesting of the 2010 Multi-Year LTIP Plan as of December 31, 2013 as well as a lesser amount of restricted shares issued since December 31, 2013.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transactions costs will fluctuate from period to period based on our acquisition activities. Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,498 from $974 for the year ended December 31, 2013 to $2,472 for the year ended December 31, 2014.  While we acquired more properties in 2013, the manner in which acquisition targets are found can and do dictate the costs necessary to complete the acquisition.  The costs incurred in 2014 were related to the following hotels: $1,836 related to our Hilton Garden Inn 52nd Street acquisition, $173 related to our Hotel Milo acquisition, and $169 related to our Parrot Key Resort acquisition. The costs incurred in 2013 were related to the following hotels: $500 related to our Hyatt Union Square acquisition; $152 related to our Residence Inn Coconut Grove acquisition; $65 related to our Courtyard San Diego acquisition; and $138 for our Winter Haven and Blue Moon Hotel acquisitions. Also included in these costs are charges related to transactions that were terminated during the year.

Operating Income

Operating income for the year ended December 31, 2014 was $67,909 compared to operating income of $44,690 during the same period in 2013. Operating income was positively impacted by the improved operating results of our hotels discussed above as well as insurance recoveries of $4,604, much of which represents settlement of business interruption insurance claims that arose from the Hurricane Sandy natural disaster in 2012.

Interest Expense

Interest expense increased $2,422 from $40,935 for the year ended December 31, 2013 to $43,357 for the year ended December 31, 2014. The increase in interest expense is primarily due to increased borrowings drawn on our unsecured credit facilities.  During 2014, we entered into a new credit facility which allowed for an additional $100,000 in unsecured term loan, which we drew during the second quarter of 2014.

Gain on Disposition of Hotel Properties

During the year ended December 31, 2014, the Company recorded a gain of $7,195 related to its sale of Hotel 373 in Manhattan.

Gain on Hotel Acquisitions, net

During the year ended December 31, 2014, the Company recorded a net gain of $12,667 related primarily to its purchase of the Hilton Garden Inn on 52nd Street in Manhattan as the purchase price of the asset was less than the appraised fair value as of the closing date. During the year ended December 31, 2013, the company had recorded a similar net gain of $12,096 related to its purchase of Hyatt Union Square.

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

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. The operating results of the unconsolidated joint ventures improved by $715 for the year ended December 31, 2014. This is primarily because of the improved performance in our Boston market, where two of our five properties owned in joint ventures are located.

We recorded an impairment loss of $1,813 related to the Courtyard, Norwich, CT, one of the properties owned by Mystic Partners, LLC during the year ended December 31, 2013.  At that time, we did not anticipate recovering our investment balance in this asset, and as such we reduced our investment attributed to this property to $0 as of December 31, 2013.  During the third quarter of 2014, the title on this property was transferred to the lender.

Income Tax Benefit

During the year ended December 31, 2014, the Company recorded an income tax benefit of $2,685 compared to an income tax benefit of $5,600 in 2013. Prior year income tax benefit included the reversal of allowances against state deferred tax assets resulting from cumulative net operating losses that were deemed to be realizable based on projections of future performance of the hotels generating these net operating losses.

Discontinued Operations

On September 20, 2013, the Company entered into a purchase and sale agreement to sell a portfolio of 16 non-core hotels for an aggregate purchase price of approximately $217,000. During the third quarter of 2013, the Company had recorded an impairment of $6,591 in connection with the anticipated disposition. As of December 31, 2013, the Company had closed on the sale of 12 of the hotels, with the remaining four hotels closing during the first quarter of 2014.  Accordingly, a gain of $31,559 was recognized during the fourth quarter of 2013 as the proceeds from the sale exceeded the carrying value.

For the year ended December 31, 2014, the Company recorded a loss of $128 in connection with the closing of the remaining 4 properties. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties.

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

The operating results for all 18 of the above described hotel properties and one land parcel have been reclassified to discontinued operations in the statement of operations for the years end December 31, 2014 and 2013, respectively.

We recorded income from discontinued operations of approximately $263 during the twelve months ended December 31, 2014, compared to income of approximately $7,388 during the twelve months ended December 31, 2013. See “Note 12 – Discontinued Operations” for more information.

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

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the year ended December 31, 2014 was $52,899 compared to net income applicable to common shareholders of $32,752 for the same period in 2013. Net income applicable to common shareholders for the year ended December 31, 2014 was positively impacted by the improved operating results of our hotels and one-time gains discussed above. Net income applicable to common shareholders for the year ended December 31, 2013 was negatively impacted by the extinguishment of $2,250 of issuance costs associated with the redemption of all of our outstanding Series A Preferred Shares.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income applicable to common shareholders for the year ended December 31, 2014 was $52,917 compared to $34,162 for the same period in 2013. This amount was primarily attributable to net income as more fully described above. Further change in other comprehensive income was primarily the result of the positive shift in the position of the fair value of our derivative instruments. For the year ended December 31, 2014, we recorded other comprehensive income of $68,289 when compared to $51,358 of other comprehensive income for the year ended December 31, 2013. The expected rise in the interest rate yield curve in the next few years has continued to increase the fair value of our interest rate swaps, increasing the asset value of certain derivative instruments and decreasing the liability of shifting the liability to an asset position for other derivative instruments.

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

We acquired interests in the following consolidated hotels that contributed the following operating revenues for the year ended December 31, 2013:

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

Brand	Location	Acquisition Date	Rooms	2013 Hotel Operating Revenues	2012 Hotel Operating Revenues
Rittenhouse Hotel	Philadelphia, PA	March 1, 2012	116	$16,969	$16,809
The Boxer	Boston, MA	May 7, 2012	80	3,799	2,791
Holiday Inn Express	New York, NY	June 18, 2012	228	16,746	10,170
			424	$37,514	$29,770

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

General and administrative expense increased by approximately $492 from $23,377 in 2012 to $23,869 in 2013. Increases in other general and administrative expenses were primarily from increases in employee headcount and resulting base compensation and payroll taxes increases. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expense related to share based compensation increased $68 during the year ended December 31, 2013 when compared to the same period of 2012. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

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

Operating Income

Operating income for the year ended December 31, 2013 was $44,690 compared to operating income of $46,258 during the same period in 2012. As noted above, the decrease in operating income resulted partially from improved performance of our portfolio and acquisitions that have occurred since the beginning of 2012, but is offset by increases in real estate taxes.

Interest Expense

Interest expense increased $2,865 from $38,070 for the year ended December 31, 2012 to $40,935 for the year ended December 31, 2013. The increase in interest expense is due primarily to an increase in borrowings drawn on our senior unsecured term loan and our line of credit throughout the year. A portion of these borrowings were used to repay various mortgage loans, which lowered our overall consolidated secured mortgage indebtedness outstanding. Additionally, we used proceeds from the line of credit to fund the purchase of our Residence Inn Coconut Grove and Courtyard San Diego acquisitions.  Finally, we financed a portion of our Hyatt Union Square acquisition with variable rate mortgage debt and borrowed an additional $10,000 to fund construction of the tower at our Courtyard Miami Beach hotel.

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

We recorded an impairment loss of $1,813 related to the Courtyard, Norwich, CT, one of the properties owned by Mystic Partners, LLC during the year ended December 31, 2013. At that time, we did not anticipate recovering our investment balance in this asset, and as such we reduced our investment attributed to this property to $0 as of December 31, 2013.  Mystic Partners, LLC transferred title to the property to the lender in the third quarter of 2014.

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

Discontinued Operations

On September 20, 2013, the Company entered into a purchase and sale agreement to sell a portfolio of 16 non-core hotels for an aggregate purchase price of approximately $217,000. During the third quarter of 2013, the Company had recorded an impairment of $6,591 in connection with the anticipated disposition. As of December 31, 2013, the Company had closed on the sale of 12 of the hotels. Accordingly, a gain of $31,559 was recognized during the fourth quarter of 2013 as the proceeds from the sale exceeded the carrying value. The Company closed on the remaining four non-core hotels during the first quarter of 2014.

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

We recorded income from discontinued operations of approximately $7,388 during the twelve months ended December 31, 2013, compared to income of approximately $3,489 during the twelve months ended December 31, 2012. See “Note 11 – Discontinued Operations” for more information.

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

Comprehensive Income Applicable to Common Shareholders

Comprehensive income applicable to common shareholders for the year ended December 31, 2013 was $34,162 compared to $7,741 for the same period in 2012. This amount was primarily attributable to net income/loss as more fully described above. Further change in other comprehensive income was primarily the result of the positive shift in the position of the fair value of our derivative instruments. For the year ended December 31, 2013, we recorded other comprehensive income of $1,410 when compared to $635 of other comprehensive loss for the year ended December 31, 2012. During the year, a projected rise in the interest rate yield curve had favorably shifted many of our interest rate swaps from a liability to an asset position.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of December 31, 2014. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of December 31, 2014, the outstanding unsecured term loan balance under the $500,000 senior unsecured credit facility was $250,000 and therefore fully drawn, and we had no outstanding borrowings under the $250,000 revolving line of credit. As of December 31, 2014, our remaining borrowing capacity under the $500,000 unsecured credit facility’s revolving line of credit was $245,745, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $500,000 unsecured credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2014, we have $69,063 of indebtedness maturing on or before December 31, 2015. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $500,000 credit facility and the issuance of our securities.

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

Common Share Repurchase Plan

In December 2012, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares through December 31, 2013. We did not repurchase any common shares prior to the expiration of the share repurchase program. In January 2014, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares. In February 2015, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2015. For the year ended December 31, 2014, the Company repurchased 2,626,854 common shares for an aggregate purchase price of $15,418.  As of February 20, 2015, we have not repurchased any common shares pursuant to the newly reauthorized share repurchase program. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued commons shares.

Development Loans Receivable

During April 2013, we acquired the Hyatt Union Square, and as part of the consideration we agreed to cancel the $13,303 development loan receivable in its entirety. Furthermore, the development loan related to the Hyatt 48Lex was paid in full during the year ended December 31, 2013. As of December 31, 2014, we had no outstanding development loans receivable.

Acquisitions

During the year ended December 31, 2014, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Ground Lease Intangible	Franchise Fees and Loan Costs	Total Purchase Price	Assumption of Debt
Hotel Milo, Santa Barbara, CA	2/28/2014	$-	$55,080	$805	$(14,230)	$273	$41,928	$24,924
Parrot Key Resort, Key West, FL	5/7/2014	57,889	33,959	8,152	-	-	100,000	-
Hilton Garden Inn 52nd Street, New York, NY	5/27/2014	45,480	60,762	4,920	-	1,123	112,285	-
TOTAL		$103,369	$149,801	$13,877	$(14,230)	$1,396	$254,213	$24,924

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

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the $250,000 unsecured revolving line of credit portion of our $500,000 unsecured credit facility. We believe that the net cash provided by operations in the coming year and borrowings drawn on the $250,000 revolving line of credit portion of our $500,000 unsecured credit facility will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the Code, as amended.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2014, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Net cash provided by operating activities for the year ended December 31, 2014 was $112,894 and cash used for the payment of distributions and dividends for the year ended December 31, 2014 was $66,366.

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

Spending on capital improvements during the year ended December 31, 2014 decreased when compared to spending on capital improvements during the year ended December 31, 2013. During the year ended December 31, 2014, we spent $38,342 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $42,854 during the same period in 2013. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the twelve months ended December 31, 2014, we spent $16,290 less on hotel development projects than during the same period of 2013 as both the new tower construction at Courtyard Miami Beach and re-development project at Hampton Inn Pearl Street hotels neared completion. Projects such as these require significant capital, which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS (dollars in thousands, except per share data)

Comparison of the Years Ended December 31, 2014 and December 31, 2013

Net cash provided by operating activities increased $22,633 from $90,261 for the year ended December 31, 2013 to $112,894 for the comparable period in 2014. Net income, adjusted for non-cash items reflected in the statement of cash flows for the years ended December 31, 2014 and 2013, increased $17,698 for the year ended December 31, 2014 when compared to 2013. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. The offsetting decrease in cash provided by operating activities was attributable to an increase in working capital assets.

Net cash used in investing activities for the year ended December 31, 2014 increased $55,030 from $125,474 for the year ended December 31, 2013 compared to $180,504 for 2014. While spending on the purchase of hotel properties and deposits on hotel acquisitions was $43,742 higher during the year ended December 31, 2013, compared to same period in 2014, proceeds from the disposition of hotel properties was $105,959 less during the year ended December 31, 2014 when compared to the year ended December 31, 2013.   Offsetting this was spending on hotel development projects which was $16,290 less during the year ended December 31, 2014 when compared to the year ended December 31, 2013 and a repayment of note receivable of $15,122 which occurred during the year ended December 31, 2013. During the year ended December 31, 2014 we received $30,056 in proceeds from the disposition of Hotel 373 in the second quarter and the remaining 4 non-core properties during the first quarter.

Net cash provided by financing activities for the year ended December 31, 2014 was $53,072 compared to net cash provided by financing activities for the year ended December 31, 2013 of $2,367. Net proceeds received during the year ended December 31, 2014 under our unsecured credit facility were $50,000 higher than during the same period in 2013. Net proceeds from mortgages and notes payable were $29,050 higher during the year ended December 31, 2014, when compared to the same period in 2013. During the first quarter of 2013, we completed an offering of Series C Preferred Shares with net proceeds of $72,370, after deducting underwriting discounts and offering expenses, which was primarily used to redeem all of the issued and outstanding Series A Preferred Shares with a redemption value of $60,000.  During the year ended December 31, 2014, we used $15,418 for the repurchase of common shares. Dividends and distributions payable decreased $391 during the year ended December 31, 2014, compared to 2013, due to a decrease in the number of outstanding common shares.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net income applicable to common shareholders	$52,899	$32,752	$8,376
Income (loss) allocated to noncontrolling interests	1,016	335	(158)
(Income) loss from unconsolidated joint ventures	(693)	1,835	2,124
Gain on hotel acquisition	(12,667)	(12,096)	-
Development Loan Recovery	(22,494)	-	-
Gain on disposition of hotel properties	(7,067)	(32,121)	(11,231)
Loss from impairment of depreciable assets	1,800	10,314	-
Depreciation and amortization	69,167	55,784	48,243
Depreciation and amortization from discontinued operations	-	7,050	9,148
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	81,961	63,853	56,502

Income (loss) from Unconsolidated Joint Ventures	693	(1,835)	(2,124)
Loss from remeasurement of investment in unconsolidated joint ventures	-	-	1,892
Impairment of investment in unconsolidated joint ventures	-	1,813	-
Depreciation and amortization of purchase price in excess of historical cost (1)	570	596	902
Interest in depreciation and amortization of unconsolidated joint ventures (2)	5,915	6,068	5,441
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	7,178	6,642	6,111

Funds from Operations applicable to common shareholders and Partnership units	$89,139	$70,495	$62,613

Weighted Average Common Shares and Units Outstanding
Basic	199,109,209	198,390,450	187,415,270
Diluted	208,139,670	208,886,212	198,110,615

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

As of December 31, 2014, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of transactions and arrangements that involve related parties. For a description of the transactions and arrangements, please see Note 6, “Commitments and Contingencies and Related Party Transactions,” to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2014.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter
Long Term Debt	$69,063	$273,824	$204,219	$1,564	$44,892	$73,777
Interest Expense on Long Term Debt	29,450	22,908	5,155	3,730	3,541	31,072
Unsecured Term Loan	-	-	-	-	250,000	-
Unsecured Line of Credit	-	-	-	-	-	-
Interest Expense on Unsecured Term Loan	7,320	7,320	7,320	7,320	651	-
Hotel Ground Rent	2,342	2,374	2,374	2,374	2,374	229,028
Total	$108,175	$306,426	$219,068	$14,988	$301,458	$333,877

From time to time, we acquire properties subject to an obligation to pay contingent consideration arrangements with the former owner if specified operating objectives are achieved by the acquired entity. Our current maximum cash payment under this arrangement is $2,000 in 2015 the Parrot Key Resort in Key West, FL. As of December 31, 2014, we recorded the full amount of contingent consideration as we believe the likelihood of the hotel achieving the specific operating targets is probable.

Item 7A .Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2014, we are exposed to interest rate risk with respect to variable rate borrowings under our $500,000 credit facility and certain variable rate mortgages and notes payable. As of December 31, 2014, we had total variable rate debt outstanding of $298,048 with a weighted average interest rate of 3.04%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2014 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2014 of $2,083.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2014, we have an interest rate cap related to debt on the Hilton Garden Inn, 52nd Street, New York, Hyatt Union Square, New York, NY and our two subordinated notes payable, and we have six interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Capitol Hill Hotel, Washington DC, Courtyard by Marriott, Miami Beach, FL, Duane Street Hotel, New York, NY, and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2014 approximately 84% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 16% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2014 to be approximately $901,571 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2014 to be approximately $932,755.

	2015	2016	2017	2018	2019	Thereafter	Total

Fixed Rate Debt	$69,063	$218,824	$203,172	$491	$150,513	$22,229	$664,292
Weighted Average Interest Rate	4.77%	4.29%	3.36%	3.36%	4.40%	4.40%	4.10%

Floating Rate Debt	$-	$55,000	$1,047	$1,073	$144,379	$51,548	$253,047
Weighted Average Interest Rate	3.04%	2.68%	2.68%	2.68%	3.17%	3.17%	2.88%

	$69,063	$273,824	$204,219	$1,564	$294,892	$73,777	$917,339

Line of Credit Facility	$-	$-	$-	$-	$-	$-	$-
Weighted Average Interest Rate	-	-	-	2.62%	-	-	2.62%
	$69,063	$273,824	$204,219	$1,564	$294,892	$73,777	$917,339

The table incorporates only those exposures that existed as of December 31, 2014, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of Hersha Hospitality Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015, expressed an unqualified opinion on the effectiveness of Hersha Hospitality Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 20, 2015

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	December 31, 2014	December 31, 2013
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $84,247 and $85,759	$1,745,483	$1,535,835
Investment in Unconsolidated Joint Ventures	11,150	12,044
Cash and Cash Equivalents	21,675	36,213
Escrow Deposits	16,941	25,938
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $39 and $43	9,363	9,141
Deferred Financing Costs, Net of Accumulated Amortization of $6,938 and $7,070	8,605	7,570
Due from Related Parties	6,580	11,124
Intangible Assets, Net of Accumulated Amortization of $3,514 and $3,227	7,316	7,603
Deposits on Hotel Acquisitions	-	18,586
Other Assets	28,426	27,460
Hotel Assets Held for Sale	-	56,583
Total Assets	$1,855,539	$1,748,097

Liabilities and Equity:
Line of Credit	$-	$-
Unsecured Term Loan	250,000	150,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $54,132 and $55,714	617,375	571,953
Accounts Payable, Accrued Expenses and Other Liabilities	54,115	40,852
Dividends and Distributions Payable	17,909	15,955
Due to Related Parties	7,203	4,815
Liabilities Related to Hotel Assets Held for Sale	-	45,835
Total Liabilities	$998,150	$880,958

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at December 31, 2014 and December 31, 2013, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at December 31, 2014 and December 31, 2013, 198,835,083 and 202,759,419 Shares Issued and Outstanding at December 31, 2014 and December 31, 2013, respectively	1,989	2,028
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2014 and December 31, 2013	-	-
Accumulated Other Comprehensive Loss	(358)	(376)
Additional Paid-in Capital	1,193,056	1,200,798
Distributions in Excess of Net Income	(365,381)	(364,568)
Total Shareholders' Equity	829,382	837,958

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	29,082	29,523
Noncontrolling Interests - Consolidated Variable Interest Entity	(1,075)	(342)
Total Noncontrolling Interests	28,007	29,181

Total Equity	857,389	867,139

Total Liabilities and Equity	$1,855,539	$1,748,097

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2014	2013	2012
Revenue:
Hotel Operating Revenues	$417,226	$338,064	$299,005
Interest Income from Development Loans	-	158	1,998
Other Revenues	180	191	212
Total Revenues	417,406	338,413	301,215

Operating Expenses:
Hotel Operating Expenses	227,324	188,431	161,982
Insurance Recoveries	(4,604)	(403)	-
Hotel Ground Rent	2,433	985	835
Real Estate and Personal Property Taxes and Property Insurance	30,342	24,083	19,341
General and Administrative (including Share Based Payments of $6,028, $9,746, and $9,678 for the year ended December 31, 2014, 2013 and 2012, respectively)	20,363	23,869	23,377
Acquisition and Terminated Transaction Costs	2,472	974	1,179
Depreciation and Amortization	69,167	55,784	48,243
Contingent Consideration Related to Acquisition of Hotel Property	2,000	-	-
Total Operating Expenses	349,497	293,723	254,957

Operating Income	67,909	44,690	46,258

Interest Income	805	1,784	1,311
Interest Expense	(43,357)	(40,935)	(38,070)
Other Expense	(485)	(102)	(43)
Gain on Disposition of Hotel Properties	7,195	-	-
Gain on Hotel Acquisitions, net	12,667	12,096	-
Development Loan Recovery	22,494	-	-
Loss on Debt Extinguishment	(670)	(545)	(3,189)
Income Before Income (Loss) from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	66,558	16,988	6,267

Income (Loss) from Unconsolidated Joint Ventures	693	(22)	(232)
Impairment of Investment in Unconsolidated Joint Venture	-	(1,813)	-
Loss from Remeasurement of Investment in Unconsolidated Joint Venture	-	-	(1,892)
Income (Loss) from Unconsolidated Joint Venture Investments	693	(1,835)	(2,124)

Income Before Income Taxes	67,251	15,153	4,143

Income Tax Benefit	2,685	5,600	3,355

Income from Continuing Operations	69,936	20,753	7,498

Discontinued Operations (Note 11):
(Loss) Gain on Disposition of Discontinued Assets	(128)	32,121	11,231
Impairment of Discontinued Assets	(1,800)	(10,314)	-
Income from Discontinued Operations, Net of Income Taxes	263	7,388	3,489
(Loss) Income from Discontinued Operations	(1,665)	29,195	14,720

Net Income	68,271	49,948	22,218

(Income) Loss Allocated to Noncontrolling Interests	(1,016)	(335)	158
Preferred Distributions	(14,356)	(14,611)	(14,000)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	(2,250)	-

Net Income Applicable to Common Shareholders	$52,899	$32,752	$8,376

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2014	2013	2012
Earnings Per Share:
BASIC
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.27	$0.02	$(0.03)
Income (Loss) from Discontinued Operations Applicable to Common Shareholders	(0.01)	0.14	0.07
Net Income (Loss) Applicable to Common Shareholders	$0.26	$0.16	$0.04

DILUTED
Income (Loss) from Continuing Operations Applicable to Common Shareholders	$0.27	$0.02	$(0.03)
Income (Loss) from Discontinued Operations Applicable to Common Shareholders	(0.01)	0.14	0.07
Net Income (Loss) Applicable to Common Shareholders	$0.26	$0.16	$0.04

Weighted Average Common Shares Outstanding:
Basic	199,109,209	198,390,450	187,415,270
Diluted*	201,197,310	201,918,177	187,415,270

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012

Common Units	6,909,649	6,968,035	7,208,123
LTIP Units	32,711	-	-
Unvested Stock Awards Outstanding	-	-	433,097
Contingently Issuable Share Awards	-	-	2,778,545
Options to Acquire Common Shares Outstanding	-	-	275,580
Total Potentially Dilutive Securities Excluded from the Denominator	6,942,360	6,968,035	10,695,345

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS]

	Year Ended December 31,
	2014	2013	2012
Net Income	$68,271	$49,948	$22,218
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	1,527	2,694	1,073
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(1,509)	(1,284)	(1,708)

Comprehensive Income	68,289	51,358	21,583
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interests	(1,016)	(335)	158
Less: Preferred Distributions	(14,356)	(14,611)	(14,000)
Less: Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	(2,250)	-
Comprehensive Income Attributable to Common Shareholders	$52,917	$34,162	$7,741

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	202,759,419	2,028	-	7,600,000	76	1,200,798	(376)	(364,568)	837,958	6,914,716	29,523	(342)	29,181	867,139
Unit Conversion/Redemption	18,900	-	-	-	-	(77)	-	-	(77)	(65,304)	(261)	-	(261)	(338)
Restricted Shares Forfeiture/LTIP Unit Issuance	(1,948,324)	(19)	-	-	-	19	-	-	-	1,948,324	-	-	-	-
Repurchase of Common Shares	(2,626,854)	(26)	-	-	-	(13,771)	-	(1,621)	(15,418)	-	-	-	-	(15,418)
Dividends and Distributions declared:
Common Shares ($0.26 per share)	-	-	-	-	-	-	-	(52,091)	(52,091)	-	-	-	-	(52,091)
Preferred Shares	-	-	-	-	-	-	-	(14,356)	(14,356)	-	-	-	-	(14,356)
Common Units ($0.26 per share)	-	-	-	-	-	-	-	-	-	-	(1,793)	-	(1,793)	(1,793)
LTIP Units ($0.07 per share)	-	-	-	-	-	-	-	-	-	-	(136)	-	(136)	(136)
Dividend Reinvestment Plan	8,647	-	-	-	-	50	-	-	50	-	-	-	-	50
Share Based Compensation:
Grants	641,295	6	-	-	-	641	-	-	647	-	-	-	-	647
Amortization	-	-	-	-	-	5,396	-	-	5,396	-	-	-	-	5,396
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	18	-	18	-	-	-	-	18
Net Income	-	-	-	-	-	-	-	67,255	67,255	-	1,749	(733)	1,016	68,271
Balance at December 31, 2014	198,853,083	1,989	-	7,600,000	76	1,193,056	(358)	(365,381)	829,382	8,797,736	29,082	(1,075)	28,007	857,389

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests					Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Common Units	Common Units ($)
Balance at December 31, 2012	198,672,356	1,986	-	7,000,000	70	1,178,292	(1,786)	(348,734)	829,828	4,048,254	15,484	476	15,960	845,788	3,064,252	15,321
Unit Conversion/Redemption	27,790	1	-	-	-	(234)	-	-	(233)	(197,790)	(766)	-	(766)	(999)	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	-	3,064,252	15,365	-	15,365	15,365	(3,064,252)	(15,365)
Preferred Shares
Preferred Share Offering, Net of Costs	-	-	-	3,000,000	30	72,340	-	-	72,370	-	-	-	-	72,370	-	-
Preferred Share Redemption	-	-	-	(2,400,000)	(24)	(59,976)	-		(60,000)	-	-	-	-	(60,000)	-	-
Dividends and Distributions declared:
Common Shares ($0.24 per share)	-	-	-	-	-	-	-	(50,836)	(50,836)	-	-	-	-	(50,836)	-	-
Preferred Shares	-	-	-	-	-	-	-	(14,611)	(14,611)	-	-	-	-	(14,611)	-	-
Common Units ($0.24 per share)	-	-		-		-	-	-	-	-	(1,669)	-	(1,669)	(1,669)	-	-
Dividend Reinvestment Plan	7,206	-	-	-	-	38	-	-	38	-	-	-	-	38	-	-
Share Based Compensation:
Grants	4,052,067	41	-	-	-	467	-	-	508	-	-	-	-	508	-	-
Amortization	-	-	-	-	-	9,871	-	-	9,871	-	-	-	-	9,871	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	1,410	-	1,410	-	-	-	-	1,410	-	-
Net Income	-	-	-	-	-	-	-	49,613	49,613	-	1,109	(818)	291	49,904	-	44
Balance at December 31, 2013	202,759,419	2,028	-	7,600,000	76	1,200,798	(376)	(364,568)	837,958	6,914,716	29,523	(342)	29,181	867,139	-	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests						Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Shares	Common Units ($)	Consolidated Joint Ventures ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Shares	Common Units ($)
Balance at December 31, 2011	169,969,973	1,699	-	7,000,000	70	1,041,027.00	(1,151)	(310,972)	730,673	4,206,064	16,862	307		17,169	747,842	3,064,252	14,955
Unit Conversion	157,810	1	-	-	-	571	-	-	572	(157,810)	(572)	-		(572)	-	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	(966)	-	-	(966)	-	-	-		-	(966)	-	966
Common Stock Issuance
Common Stock Offering, Net of Costs	24,000,000	240	-	-	-	128,318	-	-	128,558	-	-	-		-	128,558	-	-
Common Stock Option Cancellation	2,521,561	25	-	-	-	(25)	-	-	-	-	-	-		-	-	-	-
Dividends and Distributions declared:
Common Stock ($0.24 per share)	-	-	-	-	-	-	-	(46,138)	(46,138)	-	-	-		-	(46,138)	-	-
Preferred Stock	-	-	-	-	-	-	-	(14,000)	(14,000)	-	-	-		-	(14,000)	-	-
Common Units ($0.24 per share)	-	-				-	-	-	-	-	(991)	-		(991)	(991)	-	(736)
Dividend Reinvestment Plan	5,117	-	-	-	-	24	-	-	24	-	-	-		-	24	-	-
Stock Based Compensation
Grants	2,017,895	21	-	-	-	2,616	-	-	2,637	-	-	-		-	2,637	-	-
Amortization	-	-	-	-	-	6,727	-	-	6,727	-	-	-		-	6,727	-	-
Consolidation of Variable Interest Entity	-	-	-	-	-	-	-	-	-	-	-	-	956	956	956	-	-
Deconsolidation of Consolidated Joint Ventures	-	-	-	-	-	-	-	-	-	-	-	(307)	-	(307)	(307)	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(635)	-	(635)	-	-	-		-	(635)	-	-
Net Income (Loss)	-	-	-	-	-	-	-	22,376	22,376	-	185	-	(480)	(295)	22,081	-	136
Balance at December 31, 2012	198,672,356	1,986	-	7,000,000	70	1,178,292	(1,786)	(348,734)	829,828	4,048,254	15,484	-	476	15,960	845,788	3,064,252	15,321

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

[IN THOUSANDS]

	2014	2013	2012
Operating Activities:
Net Income	$68,271	$49,948	$22,218
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Hotel Acquisitions, Net	(12,667)	(12,096)	-
Contingent Consideration	2,000	-	-
Development Loan Recovery	(22,494)	-	-
Gain on Disposition of Hotel Properties	(7,067)	(32,121)	(11,231)
Impairment of Hotel Assets	1,800	10,314	-
Deferred Taxes	(2,685)	(5,500)	(3,355)
Depreciation	68,753	61,801	56,071
Amortization	1,979	2,545	3,680
Loss on Debt Extinguishment	673	471	2,261
Development Loan Interest Added to Principal	-	-	(678)
Equity in Loss of Unconsolidated Joint Ventures	(693)	1,835	2,124
Distributions from Unconsolidated Joint Ventures	1,262	568	1,387
Loss Recognized on Change in Fair Value of Derivative Instrument	71	22	658
Share Based Compensation Expense	6,028	9,746	9,678
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(350)	2,419	(235)
Escrows	1,272	476	(1,944)
Other Assets	2,182	(4,269)	(2,683)
Due from Related Parties	4,544	(2,636)	(5,500)
Increase (Decrease) in:
Due to Related Parties	2,388	412	1,541
Accounts Payable, Accrued Expenses and Other Liabilities	(2,373)	6,326	(2,236)
Net Cash Provided by Operating Activities	$112,894	$90,261	$71,756

Investing Activities:
Purchase of Hotel Property Assets	$(175,236)	$(217,142)	$(67,637)
Deposits on Hotel Acquisitions, Net	-	(1,836)	(18,750)
Capital Expenditures	(38,342)	(42,854)	(28,443)
Cash Paid for Hotel Development Projects	(3,764)	(20,054)	(10,171)
Proceeds from Disposition of Hotel Properties	30,056	136,015	63,722
Net Changes in Capital Expenditure Escrows	4,577	(1,287)	(4,454)
Investment in Notes Receivable	-	-	(150)
Repayment of Notes Receivable	-	-	1,720
Proceeds from Insurance Claims	1,881	5,001	-
Repayment of Development Loans Receivable	-	15,122	8,000
Distributions from Unconsolidated Joint Venture	324	1,711	476
Advances and Capital Contributions to Unconsolidated Joint Ventures	-	(150)	(130)
Net Cash Used in Investing Activities	$(180,504)	$(125,474)	$(55,817)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS]

	2014	2013	2012
Financing Activities:
Proceeds from (Repayments of) Borrowings Under Line of Credit, Net	$-	$-	$(51,000)
Proceeds from Unsecured Term Loan Borrowing	100,000	50,000	100,000
Principal Repayment of Mortgages and Notes Payable	(61,348)	(54,398)	(187,478)
Proceeds from Mortgages and Notes Payable	101,000	65,000	98,695
Cash Paid for Deferred Financing Costs	(4,450)	(2,283)	(96)
Proceeds from Issuance of Preferred Shares, Net	-	72,370	-
Proceeds from Issuance of Common Shares, Net	-	-	128,558
Redemption of Series A Preferred Shares	-	(60,000)	-
Repurchase of Common Shares	(15,418)	-	-
Redemption of Common Partnership Units	(338)	(1,000)	-
Settlement of Interest Rate Cap	(8)	(565)	-
Dividends Paid on Common Shares	(50,286)	(50,553)	(44,391)
Dividends Paid on Preferred Shares	(14,356)	(14,522)	(14,000)
Distributions Paid on Common Partnership Units	(1,724)	(1,682)	(1,736)
Net Cash Provided by Financing Activities	$53,072	$2,367	$28,552

Net Increase (Decrease) in Cash and Cash Equivalents	$(14,538)	$(32,846)	$44,491
Cash and Cash Equivalents - Beginning of Period	36,213	69,059	24,568

Cash and Cash Equivalents - End of Period	$21,675	$36,213	$69,059

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

As of December 31, 2014, the Company, through the Partnership and subsidiary partnerships, wholly owned 46 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2014, the Company owned joint venture interests in another five properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

Mystic Partners, LLC owns an interest in three hotel properties. Our interest in Mystic Partners, LLC is relative to our interest in each of the three properties owned by the joint venture as defined in the joint venture’s governing documents. Each of the three properties owned by Mystic Partners, LLC is leased to a separate entity that is consolidated in Mystic Partners Leaseco, LLC which is owned by 44 New England and our joint venture partner in Mystic Partners, LLC.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; Brisam Management DE, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $5,556 as of December 31, 2014. Also, Mystic Partners Leaseco, LLC; and South Bay Boston, LLC lease hotel properties from our joint venture interests and are VIEs. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Brisam Management DE, LLC is consolidated in our financial statements, as we are considered to be the primary beneficiary. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2014, 2013 and 2012 was 95.8%,  96.7%, and 96.5%, respectively.

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

We classify the noncontrolling interests of our consolidated joint ventures, consolidated variable interest entity, and certain Common Units (“Nonredeemable Common Units”) as equity. The noncontrolling interests of Nonredeemable Common Units totaled $29,082  as of December 31, 2014 and $29,523 as of December 31, 2013. As of December 31, 2014, there were 8,797,736 Nonredeemable Common Units outstanding with a fair market value of $61,848, based on the price per share of our common shares on the NYSE on such date.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Prior to February 1, 2013, certain Common Units (“Redeemable Common Units”) had been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units. The redemption feature contained in the pledge and security agreement where the Redeemable Common Units served as collateral contains a provision that could result in a net cash settlement outside of the control of the Company. As a result, prior to February 1, 2013, the Redeemable Common Units were classified in the mezzanine section of the consolidated balance sheets as they did not meet the requirements for equity classification under US GAAP. Effective February 1, 2013, the aforementioned pledge and security agreement is no longer in place and therefore these Common Units have been treated as Nonredeemable Common Units. The carrying value of the Redeemable Common Units equals the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of December 31, 2014 and 2013, there were no outstanding Common Units designated as Redeemable Common Units.

Net income or loss attributed to Nonredeemable Common Units and Redeemable Common Units (collectively, “Common Units”), as well as the net income or loss related to the noncontrolling interests of our consolidated joint venture and consolidated variable interest entity, is included in net income or loss in the consolidated statements of operations. Net income or loss attributed to the Common Units and the noncontrolling interests of our consolidated joint ventures and consolidated variable interest entity is excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

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

Terms of the Series B and Series C Preferred Shares outstanding at December 31, 2014 and 2013 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2014	December 31, 2013	Aggregate Liquidation Preference	Distribution Rate	2014	2013

Series B	4,600,000	4,600,000	$115,000	8.000%	$2.0000	$2.0000
Series C	3,000,000	3,000,000	75,000	6.875%	1.7188	1.4753
Total	7,600,000	7,600,000

In December 2012, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares through December 31, 2013. We did not repurchase any common shares prior to the expiration of the share repurchase program. In January 2014, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $75,000 of our outstanding common shares. In February 2015, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding shares. The current share repurchase program will expire on December 31, 2015. For the year ended December 31, 2014, the Company repurchased 2,626,854 common shares for an aggregate purchase price of $15,418.  As of February 20, 2015, we have not repurchased any common shares pursuant to the newly reauthorized share repurchase program. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

On December 23, 2014, we amended our partnership agreement to allow for the issuance of profits interests in HHLP in the form of LTIP Units, a new class of limited partnership units in HHLP, and to establish the terms of the LTIP Units. The LTIP Units vest on December 31 and June 1 of each year, beginning on December 31, 2014 and ending on June 1, 2017. The LTIP units contain restricted stock awards that were forfeited and replaced with LTIP unit awards with similar terms. The total number of Restricted Stock Awards forfeited and LTIP Units awarded was 1,948,324.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2014, 2013 and 2012, the Company did not record any uncertain tax positions. As of December 31, 2014, with few exceptions, the Company is subject to tax examinations by U.S. federal, state, and local income tax authorities for years 2003 through 2014.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Land	$439,540	$339,027
Buildings and Improvements	1,424,842	1,222,639
Furniture, Fixtures and Equipment	203,275	171,116
Construction in Progress	-	63,168
	2,067,657	1,795,950

Less Accumulated Depreciation	(322,174)	(260,115)

Total Investment in Hotel Properties	$1,745,483	$1,535,835

Depreciation expense was $68,418, $61,500 and $55,956 (including depreciation on assets held for sale) for the years ended December 31, 2014, 2013, and 2012, respectively.

During the year ended December 31, 2014, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Ground Lease Intangible	Franchise Fees and Loan Costs	Total Purchase Price	Assumption of Debt
Hotel Milo, Santa Barbara, CA	2/28/2014	$-	$55,080	$805	$(14,230)	$273	$41,928	$24,924
Parrot Key Resort, Key West, FL	5/7/2014	57,889	33,959	8,152	-	-	100,000	-
Hilton Garden Inn 52nd Street, New York, NY	5/27/2014	45,480	60,762	4,920	-	1,123	112,285	-
TOTAL		$103,369	$149,801	$13,877	$(14,230)	$1,396	$254,213	$24,924

Acquisition-related cost, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the year ended December 31, 2014, we paid $2,178 in acquisition costs related to the above acquired assets.

The purchase agreement for the acquisition of the Parrot Key Resort in Key West, FL, contains a provision that entitles the seller to additional consideration of $2,000 contingent upon the hotel achieving certain net operating income thresholds within twelve months of acquisition. At the time of acquisition, no liability was recorded as the fair market value of the contingent consideration was determined to be $0. Upon remeasurement at December 31, 2014, a liability was recorded as the fair market value of the contingent consideration was determined to be $2,000.

On May 27, 2014, we completed the acquisition of the Hilton Garden Inn 52nd Street hotel in New York, NY from an unaffiliated seller. Previously, we had entered into a purchase and sale agreement to acquire this property for total consideration of $84,000. The purchase price for this property was contractually fixed on August 23, 2012, the date we entered into the purchase and sale agreement. During the 21-month period of time between entering in the purchase and sale agreement on August 23, 2012 and the closing date, the real estate market for hotels located in Manhattan experienced significant price appreciation due to improved economic conditions in the market and in the overall economy. This resulted in an increase in the fair value of the property at the time of closing the acquisition and, as such, we recognized a gain of approximately $13,594, which is net of preopening expenses of $927 on the statement of operations, as the fair value of the asset acquired less any liabilities assumed exceeded the consideration transferred.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

Included in the consolidated statement of operations for the year ended December 31, 2014 are total revenues of $28,239 and a total net income of $6,219 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition:

	Year Ended December 31,
	2014
Hotel	Revenue	Net Income
Hotel Milo, Santa Barbara, CA	$8,655	$668
Parrot Key Resort, Key West, FL	9,145	2,978
Hilton Garden Inn 52nd Street, New York, NY	10,439	2,573

Total	$28,239	$6,219

During the year ended December 31, 2013, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Franchise Fees and Loan Costs	Total Purchase Price
Hyatt Union Square, New York, NY*	4/9/2013	$32,940	$79,300	$9,760	$1,945	$123,945
Courtyard by Marriott, San Diego, CA	5/30/2013	15,656	51,674	3,671	183	71,184
Residence Inn, Coconut Grove, FL	6/12/2013	4,146	17,456	218	75	21,895
Blue Moon, Miami Beach, FL	12/20/2013	4,874	20,354	1,125	-	26,353
Winter Haven, Miami Beach, FL	12/20/2013	5,400	18,147	1,050	-	24,597

Total		$63,016	$186,931	$15,824	$2,203	$267,974

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2014 and 2013 had been completed on January 1, 2013 and 2012. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2014 and 2013 at the beginning of the year presented, nor do they purport to represent the results of operations for future periods.

	Year Ended December 31,
	2014	2013
Pro Forma Total Revenues	$425,029	$376,767

Pro Forma Income from Continuing Operations	$72,864	$27,859
(Loss) from Discontinued Operations	(1,665)	29,195
Pro Forma Net Income	71,199	57,054
Income (Loss) Allocated to Noncontrolling Interest	(1,016)	(335)
Preferred Distributions	(14,356)	(14,611)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	(2,250)
Pro Forma Net Income (Loss) Applicable to Common Shareholders	$55,827	$39,858

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.28	$0.20
Diluted	$0.28	$0.20

Weighted Average Common Shares Outstanding
Basic	199,109,209	198,390,450
Diluted	201,197,310	201,918,177

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Asset Development and Renovation

The Company has opportunistically engaged in the development of hotel assets. On July 22, 2011, the Company completed the acquisition of the real property and improvements located at 32 Pearl Street, New York, NY, from an unaffiliated seller for a total purchase price of $28,300. On June 23, 2014, this property opened as a Hampton Inn. The total construction costs  spent on this property since acquisition were $9,564, which equates to a total carrying value of approximately

$37,864 when the property opened.

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

We have capitalized the following indirect development costs for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Property Tax	$223	$388	$296
Interest Expense	458	1,320	1,542
Utilities	73	3	9
Total	$754	$1,711	$1,847

During the second quarter of 2014, we finalized our settlement of the insurance claim we had for losses incurred as a result of Hurricane Sandy. In October 2012, Hurricane Sandy affected numerous hotels within our portfolio. Two hotels within our portfolio were significantly impacted by this natural disaster; one hotel was inoperable (Holiday Inn Express Water Street,

New York, NY) and one hotel development project, which was subsequently completed on June 23, 2014, incurred delays in construction (Hampton Inn, Pearl Street, New York, NY). Prior to March 31, 2014, we had recorded estimated property losses of $1,586 on the Holiday Inn Express Water Street and a corresponding insurance claim receivable of $1,486. This hotel reopened in April 2013. We also had recorded estimated property losses of $1,997 on the Hampton Inn Pearl Street and a corresponding insurance claim receivable of $1,897. This hotel opened in June 2014. As a result of the claim settlement, we recorded a gain on insurance settlements of approximately $4,604, which included business interruption claims.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2014 and December 31, 2013 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	December 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2014	2013

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$913	$1,057
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,680	4,777
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	5,556	6,210
				$11,150	$12,044

In 2013, we recorded an impairment loss of $1,813 related to the Courtyard, Norwich, CT, one of the properties owned by Mystic Partners, LLC.  Mystic Partners, LLC transferred the title to the property to the lender during the year ended December 31, 2014.  As we did not anticipate recovering our investment balance in this asset, we reduced the portion of our Mystic Partners, LLC investment related to this property to $0 as of December 31, 2013.

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

Fair value for our previously held investments in Inn America Hospitality at Ewing and Metro 29th was determined through the use of an income approach and was measured using Level 3 inputs. The income approach estimates an income stream for a hotel property (typically 5 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. RevPAR growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The terminal cap rate and discount rate are significant inputs to this valuation. The fair value measurements determined during the year included RevPAR growth assumptions ranging between 3% and 8%, terminal cap rates ranging between 8.5% and 9.5%, and a  discount rate of 10.5%. Changes in these inputs could result in a significant change in the valuation of our original joint venture investments and a change in the loss from remeasurement of investment in unconsolidated joint venture recognized during the period.

On February 23, 2012, the Company closed on the sale of 14 non-core hotel properties, including three of the unconsolidated joint venture hotel properties. On May 8, 2012, the Company closed on the remaining four non-core hotel properties, including one of the unconsolidated joint venture hotel properties. As our investment in these unconsolidated joint ventures equated the net proceeds distributed to us, we did not record a gain or loss in connection with the sale of these hotel properties. See “Note 11 – Hotel Dispositions” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

Income (loss) recognized during the years ended December  31, 2014, 2013, and 2012, for our investments in unconsolidated joint ventures is as follows:

	Year Ended December 31,
	2014	2013	2012
SB Partners, LLC	$407	$264	$85
Hiren Boston, LLC	603	113	230
Mystic Partners, LLC	(317)	(399)	(433)
Metro 29th Street Associates, LLC	-	-	(114)
Income (Loss) from Unconsolidated Joint Venture Investments	693	(22)	(232)
Impairment from Unconsolidated Joint Ventures	-	(1,813)	-
Loss from Remeasurement of Investment in Unconsolidated Joint Ventures	-	-	(1,892)
Income (Loss) from Unconsolidated Joint Venture Investments	$693	$(1,835)	$(2,124)

The Mystic Partners, LLC joint venture agreement provides for an 8.5% non-cumulative preferred return based on our contributed equity interest in the venture. Cash distributions will be made from cash available for distribution, first, to us to provide an 8.5% annual non-compounded return on our unreturned capital contributions and then to our joint venture partner to provide an 8.5% annual non-compounded return of their unreturned contributions. Any remaining cash available for distribution will be distributed to us 10.5% with respect to the net cash flow from the Hartford Marriott, 7.0% with respect to the Hartford Hilton and 56.7%, with respect to the remaining property. Mystic Partners, LLC allocates income to us and our joint venture partner consistent with the allocation of cash distributions in accordance with the joint venture agreements.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013, and 2012.

Balance Sheets
	December 31,	December 31,
	2014	2013
Assets
Investment in Hotel Properties, Net	$106,430	$114,221
Other Assets	19,032	19,146
Total Assets	$125,462	$133,367

Liabilities and Equity
Mortgages and Notes Payable	$115,446	$112,654
Other Liabilities	30,832	37,464
Equity:
Hersha Hospitality Trust	23,060	26,230
Joint Venture Partner(s)	(43,876)	(42,981)
Total Equity	(20,816)	(16,751)

Total Liabilities and Equity	$125,462	$133,367

Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Room Revenue	$59,135	$58,273	$62,058
Other Revenue	21,725	22,606	22,306
Operating Expenses	(54,831)	(55,179)	(57,131)
Lease Expense	(1,063)	(996)	(3,729)
Property Taxes and Insurance	(2,934)	(3,034)	(3,438)
General and Administrative	(5,783)	(5,794)	(5,904)
Depreciation and Amortization	(6,376)	(6,697)	(6,533)
Interest Expense	(11,995)	(7,526)	(7,650)
Debt Extinguishment and Gain on Debt Forgiveness	3,016	-	-
Gain (Loss) allocated to Noncontrolling Interests	115	(179)	(2,614)

Net Income from Continuing Operations	1,009	1,474	(2,635)
(Loss) Income from Discontinued Operations	-	(55)	121
Gain on Disposition of Hotel Properties	-	1,161	25,131

Net Income	$1,009	$2,580	$22,617

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2014 and December 31, 2013.

	December 31,	December 31,
	2014	2013
Company's share of equity recorded on the joint ventures' financial statements	$23,060	$26,230
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(11,910)	(14,186)
Investment in Unconsolidated Joint Ventures	$11,150	$12,044

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Transaction Costs	$-	$115
Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	7,883	9,256
Insurance Claims Receivable	64	1,706
Deferred Tax Asset, Net of Valuation Allowance of $804	11,448	8,766
Other	7,483	6,069
	$28,426	$27,460

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

Insurance Claims Receivable – As noted in “Note 2 – Investment in Hotel Properties,” we recorded an insurance claim receivable due to the property damage that occurred at several of our hotel properties as a result of Hurricane Sandy in October 2012.  This claim was settled in June 2014, and we received our final claim payment in July 2014 in the amount of $2,498. The remaining balance in insurance claims receivable as of December 31, 2014 is comprised of claims that arose from property damage at hotel properties as a result of other events.

Deferred Tax Asset - We have approximately $11,448 of net deferred tax assets as of December 31, 2014. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $11,448  of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of December 31, 2014, we had no deposits on hotel acquisitions. As of December 31, 2013, deposits on hotel acquisitions consisted of $15,486 in interest bearing deposits related to the acquisition of the Hilton Garden Inn 52nd Street, New York, NY and $3,100 in non-interest bearing deposits related to the acquisition of the Hotel Milo, located in Santa Barbara, California. The acquisition of the Hotel Milo closed in the first quarter and the Hilton Garden Inn 52nd Street closed in the second quarter of 2014. See “Note 2 – Investment In Hotel Properties” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

We had total mortgages payable at December 31, 2014 and December 31, 2013 of $617,375 and $617,788 (including $45,835 in outstanding mortgage indebtedness related to assets held for sale at December 31, 2013), respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.47% to 6.50% as of December 31, 2014. Included in these balances are net premiums of $1,584 and $2,466 as of December 31, 2014 and December 31, 2013, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $31,046,  $34,854, and $38,343 during the years ended December 31, 2014, 2013, and 2012, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing four of our hotel properties were not met as of December 31, 2014. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loans.

As of December 31, 2014, the maturity dates for the outstanding mortgage loans ranged from January 2015 to April 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2014, 2013, and 2012 was 3.28%,  3.32%, and 3.51%, respectively.  Interest expense in the amount of $1,690,  $1,712, and $1,810 was recorded for the years ended December 31, 2014, 2013, and 2012, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time on our credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2014, the following hotel properties were borrowing base assets:

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
- Residence Inn, Greenbelt, MD

The interest rate for the $500,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.70% to 2.45% for the revolving line of credit and 1.60% to 2.35% for the unsecured term loan.

As of December 31, 2014, we had borrowed $250,000 in unsecured term loans under the unsecured credit facility, $150,000 for which we had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 3.217%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

The credit agreement providing for the $500,000 unsecured credit facility includes certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $803,711, which is calculated by adding back accumulated depreciation to the recorded value of our investment in hotel properties and subtracting certain intangible assets and debt and is subject to increases under certain circumstances; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.45 to 1.00, which increases to 1.50 to 1.00 as of January 1, 2016;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 50%, which decreases to 45% as of January 1, 2016

The Company is in compliance with each of the covenants listed above as of December 31, 2014. As of December 31, 2014, our remaining borrowing capacity under the $500,000 unsecured credit facility was $245,745, based on the borrowing base assets at December 31, 2014.

As of December 31, 2014, the outstanding unsecured term loan balance under the $500,000 unsecured credit facility was $250,000 and we had outstanding borrowings of $0 on the revolving line of credit. As of December 31, 2013, the outstanding unsecured term loan under the prior $400,000 unsecured credit facility was $150,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $6,218,  $5,413, and $2,405 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2014, 2013, and 2012, respectively. The weighted average interest rate on our credit facilities was 2.82%,  3.08%, and 4.57% for the years ended December 31, 2014, 2013, and 2012, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Aggregate annual principal payments for the Company’s credit facility and mortgages and subordinated notes payable for the five years following December 31, 2015 and thereafter are as follows:

Year Ending December 31,	Amount

2015	$69,063
2016	273,824
2017	204,219
2018	1,564
2019	294,892
Thereafter	73,777
Net Unamortized Premium	1,584
$918,923

Capitalized Interest

We utilize mortgage debt and our $500,000 revolving credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the years ended December 31, 2014, 2013, and 2012, we capitalized $458,  $1,320, and $1,542 respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our revolving line of credit are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.   As of December 31, 2014, deferred costs were $8,605, net of accumulated amortization of $6,938. Amortization of deferred costs for the years ended December 31, 2014, 2013, and 2012 was $2,768,  $2,886, and $2,991 respectively.

Debt Payoff

On October 27, 2014, we repaid $10,179 on our mortgage with Berkadia Commercial Mortgage, LLC for the Residence Inn, Greenbelt, MD property. The loan was due to mature in October 2014, and we incurred no loss on debt extinguishment in paying off the loan.

On June 30, 2013, we repaid $7,928 on our mortgage with Berkadia Commercial Mortgage, LLC for the Residence Inn, Tysons Corner, VA property.  The loan was due to mature in July 2013, and we incurred no loss on debt extinguishment in paying off the loan.

On January 3, 2013, we funded an additional $50,000 in unsecured term loan borrowings under our then $400,000 unsecured credit facility which was used to pay off the balance of the mortgage loan secured by the Holiday Inn Express, Times Square, New York, NY on January 7, 2013.  This mortgage was also subject to an interest rate swap, which was terminated as a cash flow hedge as of December 31, 2012 due to this payoff.  As a result of this payoff, we expensed $261 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the year ended December 31, 2013. Due to the timing of this transaction, the hedge relationship on our interest rate swap was derecognized as of December 31, 2012. Therefore, the accumulated other comprehensive loss on this swap as of December 31, 2012, was reclassified to income and we recorded $530 in the Loss on Debt Extinguishment on the statement of operations for the year ended December 31, 2012.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

New Debt/Refinance

On November 13, 2014, we repaid outstanding mortgage debt on with an original principal balance of $32,000 secured by the Hilton Garden Inn, Tribeca, NY and simultaneously entered into a new mortgage obligation of $46,500 with a new lender. The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 2.30% and matures on November 1, 2019.

As previously mentioned, we refinanced our previous $400,000 unsecured credit facility with a $500,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders on February 28, 2014. As a result of this refinance, we expensed $579 in unamortized deferred financing costs and fees, which are included in the Loss on Debt Extinguishment caption of the consolidated statements of operations for the year ended December 31, 2014.

On January, 31, 2014, we paid down $5,175 of the outstanding debt and modified the mortgage loan on the Duane Street Hotel, New York, NY. As a result, we entered into a $9,500 loan with a maturity date of February 1, 2017. The modified loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 4.50%. The modification also includes an interest rate swap, which effectively fixes the interest rate at 5.433%.  As a result of this modification, we expensed $91 in unamortized deferred financial costs and fees during the year ended December 31, 2014.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2014, 2013, and 2012, base management fees incurred totaled $12,263,  $11,713, and $10,781 respectively, and are recorded as Hotel Operating Expenses. For the years ended December 31, 2014, 2013, and 2012, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the years ended December 31, 2014, 2013, and 2012 were $26,015,  $26,247, and $24,278 respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2014, 2013, and 2012, the Company incurred accounting fees of $1,410,  $1,739, and $1,741 respectively. For the years ended December 31, 2014, 2013, and 2012, the Company incurred information technology fees of $416,  $510, and $509 respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2014, 2013, and 2012, we incurred fees of $742,  $1,459, and $1,076 respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

Hotel Supplies

For the years ended December 31, 2014, 2013, and 2012, we incurred charges for hotel supplies of $163,  $222, and $149 respectively. For the years ended December 31, 2014, 2013, and 2012, we incurred charges for capital expenditure purchases of $10,610,  $19,783, and $11,809 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 is included in accounts payable at December 31, 2014 and December 31, 2013, respectively.

Due From Related Parties

The due from related parties balance as of December 31, 2014 and December 31, 2013 was approximately $6,580 and $11,124, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of December 31, 2014 and December 31, 2013 was approximately $7,203 and $4,815, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the years ended December 31, 2014, 2013, and 2012 we incurred $2,433, $985, and $835 respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2015	$2,342
2016	2,374
2017	2,374
2018	2,374
2019	2,374
Thereafter	229,028
$240,866

Contingent Consideration

As noted in “Note 2 – Investment in Hotel Properties”, the purchase agreement for the acquisition of the Parrot Key Resort in Key West, FL, contains a provision that entitles the seller to additional consideration of $2,000 contingent upon the hotel achieving certain net operating income thresholds within twelve months of acquisition. Since the time of acquisition and upon measurement at December 31, 2014, a liability of $2,000 was recorded as the fair value of the contingent consideration was determined to be $2,000. The maximum cash payment under this arrangement is $2,000 in 2015.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

As of December 31, 2014, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2014 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2014	December 31, 2013

Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$ 30,000	$(174)	$(374)
Capitol Hill Hotel, Washington, DC	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	26,639	(8)	(88)
Hotel 373, New York, NY *	Cap	2.000%	1-Month LIBOR + 3.85%	May 24, 2012	June 1, 2015	18,356	-	1
Courtyard, Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	60,000	(218)	(354)
Subordinated Notes Payable	Cap	2.000%	1-Month LIBOR + 3.00%	July 30, 2012	July 30, 2014	51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	100,000	272	430
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	50,000	85	137
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	9	76
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,352	(29)	-
Hilton Garden Inn 52nd Street, New York, NY	Cap	1.100%	1-Month LIBOR + 2.90%	May 27, 2014	June 1, 2015	45,000	-	-
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	45,000	(149)	-
							$(212)	$(172)

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

The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2014 and December 31, 2013 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2014 and December 31, 2013.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $18 and a gain of $1,410, and a loss of $635 for the years ended December 31, 2014, 2013, and 2012, respectively. These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,509 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2014. During 2015, the Company estimates that an additional $1,113 will be reclassified as an increase to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt were $918,923 and $916,877, respectively.  As of December 31, 2013, the carrying value and estimated fair value of the Company’s debt were $819,336 and $828,974, respectively.

Impaired Hotel Property

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the year ended December 31, 2013 of approximately $3,723 for the Holiday Inn Express Camp Springs, MD for which the anticipated net proceeds from the sale of the hotel did not exceed the carrying value.  The fair value of the hotel was estimated using level 2 inputs.

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the year ended December 31, 2013 of approximately $6,591 for the non-core hotel portfolio the Company was under contract to sell for which the anticipated net proceeds did not exceed the carrying value.  The fair value of the non-core hotel portfolio was estimated using level 2 inputs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

Executives & Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance based” and “time based.”  The following table is a summary of all share awards issued to executives under the Annual LTIPs:

					Shares Vested (2)		Unearned Compensation (2)
Original Issuance Date	Shares Issued	Share Price on date of grant	Vesting Period	Vesting Schedule	December 23, 2014	December 31, 2013	December 31, 2014	December 31, 2013
March 21, 2014
(2013 Annual LTIP)	447,959	$5.80	3 years	25%/year (1)	111,988	-	$-	$-
March 20, 2013
(2012 Annual LTIP)	779,045	$5.95	3 years	25%/year (1)	389,520	389,520	-	1,039
March 26, 2012
(2011 Annual LTIP)	748,927	$5.45	3 years	25%/year (1)	561,694	561,694	-	266
					1,063,202	951,214	$-	$1,305

(1)25% of the issued shares vested immediately upon issuance.  In general, the remaining shares vest 25% on the first through third anniversaries of the date of effective issuance (subject to continuous employment through the applicable vesting date).

(2)All of the unvested shares issued as part of the Annual LTIP plans noted above were forfeited on December 23, 2014, and concurrently issued as LTIP Units.  See below for more information.

Stock based compensation expense related to the Annual LTIP Plans of $2,987,  $3,762, and $3,925 was incurred during the years ended December 31, 2014, 2013, and 2012, respectively.  Unearned compensation related to the Annual LTIPs as of December 31, 2014 and December 31, 2013 was $0 and $1,305, respectively.

LTIP Units

On December 23, 2014, the 2012 Plan was amended and restated to add LTIP Units as a type of award available under the 2012 Plan.  On this date, the Compensation Committee approved an aggregate of 1,948,324 LTIP Units to certain executive officers.  These executive officers forfeited an aggregate of 1,948,324 Class A Common Shares, all of which were unvested as of the grant date of the LTIP Units and previously awarded to the executive officers under the 2012 Plan as restricted stock awards.  The LTIP Units granted on December 23, 2014 are subject to the same time-based vesting conditions that applied to the forfeited restricted stock awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of the LTIP Units issued to executive officers as of December 31, 2014.:

				December 31, 2014
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	Units Vested	Unearned Compensation
December 23, 2014
(2013 Annual LTIP)	335,972	3 years	25%/year (1)	111,991	$582
December 23, 2014
(2012 Annual LTIP)	389,524	3 years	25%/year (1)	194,761	309
December 23, 2014
(2011 Annual LTIP)	187,233	3 years	25%/year (1)	187,233	-
December 23, 2014	1,035,595	5 years	33% Year 3, 4, 5 (2)	-	2,650
	1,948,324			493,985	$3,541

(1)As noted above, the vesting schedule for each of the Annual LTIP Plans remains intact with the conversion to LTIP Units.

(2)On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 1,035,595 restricted common shares to the executives pursuant to the 2012 Plan.  None of these restricted common shares will vest prior to the third anniversary of the date of issuance.  Thereafter, 33.3% of each award of restricted common shares will vest on each of the third, fourth and fifth anniversaries of the date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the agreements).

Multi-Year LTIP

On April 11, 2014, the Compensation Committee approved the 2014 Multi-Year LTIP. The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award). This program has a three-year performance period which commenced on January 1, 2014 and ends December 31, 2016. As of December 31, 2014 no common shares have been issued in accordance with the 2014 Plan to the executive officers in settlement of 2014 Multi-Year LTIP awards.

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year LTIP. The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award). This program has a three year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of December 31, 2014 no common shares have been issued in accordance with the 2013 Plan to the executive officers in settlement of 2013 Multi-Year LTIP awards.

The Company accounts for the total shareholder return components of these grants as market-based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan. The Company accounts for the RevPAR component of the grants as performance-based awards.

Stock based compensation expense of $598, $3,481 and $3,192 was recorded for the years ended December 31, 2014, 2013, and 2012, respectively, for the Multi-Year LTIPs.  Unearned compensation related to the Multi Year LTIPs as of December 31, 2014 and December 31, 2013, respectively, was $1,621 and $1,157.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year LTIPs and Annual LTIPs, stock based compensation expense related to restricted common shares issued to executives and employees of the Company of $1,495,  $1,618, and $1,911 was incurred during the years ended December 31, 2014, 2013, and 2012 respectively.  Unearned compensation related to the restricted share awards as of December 31, 2014 and December 31, 2013 was $322 and $4,102, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
July 15, 2014	52,077	6.75	2 years	50% /year	6,126	-	177	-
June 23, 2014	4,411	6.50	2 years	50% /year	-	-	20	-
March 24, 2014	8,184	5.69	2 years	50% /year	4,091	-	10	-
February 13, 2014	1,846	5.44	2 years	50% /year	923	-	2	-
September 20, 2013	4,605	5.52	2-4 years	25-50% /year	4,605	-	-	19
June 28, 2013	48,600	5.64	2-4 years	25-50% /year	22,895	-	69	199
June 29, 2012	52,703	5.28	2-4 years	25-50% /year	44,967	22,480	36	110
April 18, 2012	1,035,595	5.47	5 years	33% Year 3, 4, 5 (1)	-	-	-	3,746
June 30, 2011	17,692	5.57	2-4 years	25-50% /year	13,804	9,919	8	28
Total	1,225,713				97,411	32,399	$322	$4,102

(1)As noted above, the unvested shares associated with this issuance were forfeited and immediately issued as LTIP Units on December 23, 2014.  The historical information pertaining to the unvested shares before the conversion is shown this table.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 30, 2014, we issued 12,860 shares which do not fully vest until December 31, 2015.  Compensation expense incurred for the years ended December 31, 2014, 2013, and 2012, respectively, was $220,  $160, and $66.

The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2014	December 31, 2013
December 30, 2014	12,860	$7.25	1 year	100%	$93	$-
December 27, 2013	39,133	5.63	1 year	100%	-	220
Total	51,993				93	220

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the years ended December 31, 2014, 2013, and 2012, respectively, was $71,  $55, and $43.  Unearned compensation related to the multi-year long term equity incentives was $127 and $124 as of December 31, 2014 and December 31, 2013, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
December 30, 2014	10,000	3 years	33% /year	-	-	$73	$-
December 27, 2013	12,000	3 years	33% /year	5,335	-	38	67
December 28, 2012	12,000	3 years	33% /year	8,670	4,002	16	39
June 5, 2012	10,800	3 years	33% /year	10,800	7,200	-	18
				24,805	11,202	$127	$124

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $457,  $496 and $402 was incurred during the years ended December 31, 2014, 2013, and 2012, respectively and is recorded in general and administrative expense on the statement of operations. Share awards issued to the Board of Trustees are immediately vested. On June 23, 2014 an aggregate 47,475 shares were issued to the Board of Trustees at a price per share on the date of grant of $6.50.  On December 30, 2014, an aggregate 20,500 shares were issued to the Board of Trustees at a price per share on the date of grant of $7.25.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $200,  $174, and $139 for the years ended December 31, 2014, 2013, and 2012, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2014 and December 31, 2013 was $81 and $81, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
March 24, 2014	30,000	$5.69	2 years	50% /year	15,000	-	$81	$-
February 1, 2013	30,000	$5.41	2 years	50% /year	30,000	14,999	-	81
Total	60,000				45,000	14,999	$81	$81

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	For the Year Ended December 31,
	2014	2013	2012
NUMERATOR:
Basic and Diluted*
Income from Continuing Operations	$69,936	$20,753	$7,498
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(1,069)	658	703
Distributions to Preferred Shareholders	(14,356)	(14,611)	(14,000)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(515)	(804)	(459)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	-	(2,250)	-
Income (Loss) from Continuing Operations attributable to Common Shareholders	53,996	3,746	(6,258)

Discontinued Operations
(Loss) Income from Discontinued Operations	(1,665)	29,195	14,720
Loss (Income) from Discontinued Operations allocated to Noncontrolling Interests	53	(993)	(545)
(Loss) from Discontinued Operations attributable to Common Shareholders	(1,612)	28,202	14,175

Net Income attributable to Common Shareholders	$52,384	$31,948	$7,917

DENOMINATOR:
Weighted average number of common shares - basic	199,109,209	198,390,450	187,415,270
Effect of dilutive securities:
Restricted Stock Awards (unvested)	1,358,603	2,384,165	-	*
Contingently Issued Shares	729,498	1,143,562	-	*
Weighted average number of common shares - diluted	201,197,310	201,918,177	187,415,270

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE (CONTINUED)

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	For the Year Ended December 31,
	2014	2013	2012

Common Units	6,909,649	6,968,035	7,208,123
LTIP Units	32,711	-	-
Unvested Stock Awards Outstanding	-	-	433,097
Contingently Issuable Share Awards	-	-	2,778,545
Options to Acquire Common Shares Outstanding	-	-	275,580
Total potentially dilutive securities excluded from the denominator	6,942,360	6,968,035	10,695,345

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during 2014, 2013, and 2012 totaled $40,760,  $42,984, and $41,744 respectively. The following non-cash investing and financing activities occurred during 2014, 2013 and 2012:

	2014	2013	2012
Common Shares issued as part of the Dividend Reinvestment Plan	$50	$38	$24
Acquisition of hotel properties:
Debt assumed	24,924	-	85,913
Development loan accrued interest revenue receivable paid in-kind by adding balance to development loan principal	-	-	678
Settlement of development loan receivable principal and accrued interest revenue receivable	22,494	13,303	-
Disposition of hotel properties:
Investment in hotel properties, net, conveyed to mortgage lender	-	-	1,938
Debt conveyed to mortgage lender	-	-	2,940
Debt assumed by purchaser	45,710	-	54,217
Conversion of Common Units to Common Shares	72	106	572
Reallocation of noncontrolling interest	-	-	(966)
Accrued payables for fixed assets placed into service	1,312	2,572	-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

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

Disposed Assets

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition

Hotel 373	June 2007	April 2014	$37,000	$7,195
2014 Total				$7,195	(1)

Non-Core Portfolio II (12)	January 1999 - July 2010	December 2013	$158,600	$31,559	(2)
Holiday Inn Express, Camp Springs, MD	June 2008	September 2013	8,500	120	(3)
Comfort Inn, Harrisburg, PA	January 1999	June 2013	3,700	442
2013 Total				32,121

Non-Core Hotel Portfolio (18)	January 1999 - July 2007	February 2012 & May 2012	$155,000	$4,978	(4)
Land Parcel, Eighth Ave, Manhattan, NY	June 2006	April 2012	19,250	5,037
Comfort Inn, North Dartmouth, MA	May 2006	March 2012	-	1,216	(5)
2012 Total				$11,231

(1)	The operations from this property included (loss) income of ($137), $858, $546 for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)

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

On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties. As a result of entering into these purchase and sale agreements for the 16 non-core assets mentioned above, the operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the years ended December 31, 2014, 2013, and 2012.  The 12 assets were sold for a total sales price of $158,600, reduced the Company’s consolidated mortgage debt by $33,044 and generated a gain on sale of approximately $31,559.   In February 2014, the remaining 4 assets were sold for a total sales price of $58,400 and reduced the Company’s consolidated mortgage debt by $45,710. We recorded an impairment loss of approximately $1,800 for those assets for which the anticipated net proceeds did not exceed the carrying value.

(3)	We recorded an impairment loss for this property of approximately $3,723 as the net proceeds did not exceed the carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – HOTEL DISPOSITIONS (CONTINUED)

(4)

On February 23, 2012, the Company closed on the sale of 14 non-core hotel properties, including three hotel properties owned in part by the Company through an unconsolidated joint venture, and closed on the remaining four properties, on May 8, 2012, including one hotel property owned in part by the Company through an unconsolidated joint venture.  The operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the year ended December 31, 2012.  The 18 assets were sold for a total sales price of $155,000, reduced the Company’s consolidated mortgage debt by $61,298 and generated a gain on sale of approximately $4,978.

(5)

On March 30, 2012, we transferred the title to the Comfort Inn, located in North Dartmouth, to the lender.  Previously, we had ceased operations at this property on March 31, 2011.  The operating results were reclassified to discontinued operations in the statements of operations for the year ended December 31, 2012.  The transfer of the title resulted in a gain of approximately $1,216, since the outstanding mortgage loan payable exceeded the net book value of the property.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – HOTEL DISPOSITIONS (CONTINUED)

The following table sets forth the components of discontinued operations for the years ended December 31, 2014, 2013, and 2012. Discontinued operations include the results of operations for hotels sold in 2013 and the first quarter of 2014 (which were held for sale as of December 31, 2013).

	Year Ended December 31,
	2014	2013	2012
Revenue:
Hotel Operating Revenues	$1,940	$58,045	$63,465
Other Revenue	-	-	11
Total Revenues	1,940	58,045	63,476
Expenses:
Hotel Operating Expenses	1,151	35,158	39,046
Gain on Insurance Settlements	74	-	-
Hotel Ground Rent	-	-	72
Real Estate and Personal Property Taxes and Property Insurance	91	3,316	3,636
General and Administrative	4	36	27
Acquisition and Termination Transaction Costs	-	-	8
Depreciation and Amortization	1	7,050	9,148
Interest Expense	354	4,863	7,872
Other Expense	-	44	10
Loss on Debt Extinguishment	-	-	168
Income Tax Expense	2	190	-
Total Expenses	1,677	50,657	59,987

Income from Discontinued Operations	$263	$7,388	$3,489

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 12 – SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN PARTNERSHIP

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

Common Units

Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2014, 2013 and 2012 was 6,849,412,  6,914,716, and 7,112,506, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2014, 2013 and 2012, 18,900,  27,790, and 157,810 Common Units were converted to common shares, respectively. The Company redeemed 46,404 Common Units for $338 during 2014.  In addition, as noted in “Note 8 – Share Based Payments,” during 2014, the Company issued 1,948,324 of LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – INCOME TAXES

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2014	2013	2012
Statutory federal income tax provision	$22,865	$5,152	$1,409
Adjustment for nontaxable loss	(25,274)	(7,472)	(623)
State income taxes, net of federal income tax effect	(367)	(1,317)	151
Recognition of deferred tax assets	91	(1,963)	-
Changes in valuation allowance	-	-	(4,292)

Total income tax benefit	$(2,685)	$(5,600)	$(3,355)

The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the year ended December 31,
	2014	2013	2012
Income tax expense (benefit):
Current:
Federal	$-	$-	$-
State	-	-	229
Deferred:
Federal	$(2,130)	(3,604)	(3,584)
State	(555)	(1,996)	-
Total	(2,685)	$(5,600)	$(3,355)

Income tax expense (benefit):
From continuing operations	$(2,685)	(5,600)	(3,355)
From discontinued operations	2	190	-
Total	(2,683)	$(5,410)	$(3,355)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – INCOME TAXES (CONTINUED)

The components of consolidated TRS’s net deferred tax asset as of December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$11,387	$8,605
Accrued expenses and other	616	685
Tax credit carryforwards	481	280
Total gross deferred tax assets	12,484	9,570
Valuation allowance	(804)	(804)
Total net deferred tax assets	$11,680	$8,766
Deferred tax liabilities:
Depreciation and amortization	232	-
Total Net deferred tax assets (liabilities)	$11,448	$8,766

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on limitations related to the utilization of certain tax attribute carryforwards, the Company recorded a valuation allowance of approximately $804 as these attributes are not more likely than not to be realized prior to their expiration. Based on the level of historical taxable income, tax planning strategies and projections for future taxable income over the periods in which the remaining deferred tax assets are deductible, Management believes it is more likely than not that the remaining deferred tax assets will be realized.

As of December 31, 2014, we have gross federal net operating loss carryforwards of $28,732 which expire over various periods from 2023 through 2034.  As of December 31, 2014, we have gross state net operating loss carryforwards of $30,868 which expire over various periods from 2014 to 2034.  The Company has tax credits of $481 available which begin to expire in 2028.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Preferred Shares - 8% Series A
Ordinary income	N/A	100.00%	100.00%
Return of Capital	N/A	0.00%	0.00%
Capital Gain Distribution	N/A	0.00%	0.00%
Preferred Shares - 8% Series B
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.875% Series C
Ordinary income	100.00%	100.00%	N/A
Return of Capital	0.00%	0.00%	N/A
Capital Gain Distribution	0.00%	0.00%	N/A
Common Shares - Class A
Ordinary income	76.34%	45.15%	1.28%
Return of Capital	23.66%	54.85%	98.72%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$80,348	$111,830	$113,048	$112,985
Total Expenses	85,203	53,593	106,625	106,232
(Loss) Income from Unconsolidated Joint Ventures	(420)	419	607	87
(Loss) Income from Continuing Operations	(5,275)	58,656	7,030	6,840

Income Tax Benefit	108	(1)	699	1,879
Income (Loss) from Discontinued Operations (including Gain on Disposition of Discontinued Assets)*	(1,346)	(69)	(142)	(108)
Net (Loss) Income	(6,513)	58,586	7,587	8,611

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(507)	1,655	(49)	(83)
Issuance Costs of Redeemed Preferred Stock	-	-	-	-
Preferred Distributions	3,589	3,589	3,589	3,589
Net (Loss) Income applicable to Common Shareholders	$(9,595)	$53,342	$4,047	$5,105
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.04)	$0.27	$0.02	$0.03
Discontinued Operations	(0.01)	0.00	0.00	0.00
Net (Loss) Income applicable to Common Shareholders	$(0.05)	$0.27	$0.02	$0.03
Weighted Average Common Shares Outstanding
Basic	200,743,751	198,494,473	198,597,517	198,629,945
Diluted	200,743,751	200,213,554	200,621,986	200,779,472

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$65,878	$91,068	$90,741	$92,510
Total Expenses	73,174	71,703	87,512	90,820
(Loss) Income from Unconsolidated Joint Ventures	(396)	148	227	(1,814)
(Loss) Income from Continuing Operations	(7,692)	19,513	3,456	(124)

Income Tax Benefit	1,129	(1,222)	2,375	3,318
(Loss) Income from Discontinued Operations (including Gain on Disposition of Discontinued Assets)	(1,113)	(206)	(3,532)	34,046
Net (Loss) Income	(7,676)	18,085	2,299	37,240

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(673)	210	(164)	962
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	2,250	-	-	-
Preferred Distributions	3,844	3,589	3,589	3,589
Net (Loss) Income applicable to Common Shareholders	$(13,097)	$14,286	$(1,126)	$32,689
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.07)	$0.08	$0.01	$0.00
Discontinued Operations	0.00	(0.01)	(0.02)	0.16
Net Loss (Income) applicable to Common Shareholders	$(0.07)	$0.07	$(0.01)	$0.16
Weighted Average Common Shares Outstanding
Basic	197,029,017	198,633,051	198,878,496	198,944,277
Diluted	197,029,017	201,201,337	201,644,633	198,944,277

*Effective January 1, 2014, we early adopted ASU Update No. 2014-08 concerning the classification and reporting of discontinued operations. As such, this line item for quarterly results presented for 2014 will not be comparable.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2014

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Residence Inn, Framingham, MA		1,325	12,737	-	4,844	1,325	17,581	18,906	($4,860)	14,046	03/26/04
Hampton Inn, New York, NY	(23,026)	5,472	23,280	-	1,458	5,472	24,738	30,210	(6,703)	23,507	04/01/05
Residence Inn, Greenbelt, MD		2,615	14,815	-	2,250	2,615	17,065	19,680	(5,021)	14,659	07/16/04
Courtyard, Brookline, MA	(36,453)	-	47,414	-	1,554	-	48,968	48,968	(12,438)	36,530	06/16/05
Residence Inn, Tyson's Corner, VA		4,283	14,475	-	1,920	4,283	16,395	20,678	(4,113)	16,565	02/02/06
Hilton Garden Inn, JFK Airport, NY	(19,707)	-	25,018	-	2,618	-	27,636	27,636	(6,770)	20,866	02/16/06
Hawthorne Suites, Franklin, MA	(7,520)	1,872	8,968	-	505	1,872	9,473	11,345	(2,211)	9,134	04/25/06
Holiday Inn Exp, Cambridge, MA		1,956	9,793	-	2,352	1,956	12,145	14,101	(3,469)	10,632	05/03/06
Residence Inn, Norwood, MA		1,970	11,761	-	1,482	1,970	13,243	15,213	(2,904)	12,309	07/27/06
Hampton Inn, Chelsea, NY	(33,696)	8,905	33,500	-	1,944	8,905	35,444	44,349	(8,215)	36,134	09/29/06
Hyatt House, Gaithersburg, MD	(13,720)	2,912	16,001	-	3,812	2,912	19,813	22,725	(4,616)	18,109	12/28/06
Hyatt House, Pleasant Hills, CA	(20,160)	6,216	17,229	-	2,996	6,216	20,225	26,441	(4,200)	22,241	12/28/06
Hyatt House, Pleasanton, CA	(14,490)	3,941	12,560	-	3,497	3,941	16,057	19,998	(3,815)	16,183	12/28/06
Hyatt House, Scottsdale, AZ	(16,778)	3,060	19,968	-	3,408	3,060	23,376	26,436	(5,575)	20,861	12/28/06
Hyatt House, White Plains, NY	(33,030)	8,823	30,273	-	2,700	8,823	32,973	41,796	(7,501)	34,295	12/28/06
Holiday Inn Exp & Suites, Chester, NY	(6,264)	1,500	6,671	-	242	1,500	6,913	8,413	(1,404)	7,009	01/25/07

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2014

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hampton Inn, Seaport, NY	(17,764)	7,816	19,040	-	811	7,816	19,851	27,667	(4,049)	23,618	02/01/07
Sheraton Hotel, JFK Airport, NY		-	27,315	-	1,430	-	28,745	28,745	(4,877)	23,868	06/13/08
Hampton Inn, Philadelphia, PA		3,490	24,382	-	5,914	3,490	30,296	33,786	(10,619)	23,167	02/15/06
Duane Street, Tribeca, NY	(9,352)	8,213	12,869	-	1,276	8,213	14,145	22,358	(2,883)	19,475	01/04/08
NU Hotel, Brooklyn, NY		-	22,042	-	1,515	-	23,557	23,557	(3,947)	19,610	01/14/08
Hilton Garden Inn, Tribeca, NY	(46,500)	21,077	42,955	-	583	21,077	43,538	64,615	(6,222)	58,393	05/01/09
Hampton Inn, Times Square, NY		10,691	41,637	-	316	10,691	41,953	52,644	(5,163)	47,481	02/09/10
Holiday Inn Express, Times Square, NY		11,075	43,113	-	54	11,075	43,167	54,242	(5,288)	48,954	02/09/10
Candlewood Suites, Times Square, NY		10,281	36,687	-	44	10,281	36,731	47,012	(4,491)	42,521	02/09/10
Hyatt Place, KOP, PA		1,133	7,267	-	4,012	1,133	11,279	12,412	(4,436)	7,976	08/17/10
Holiday Inn Express, Wall Street, NY		12,152	21,100	-	323	12,152	21,423	33,575	(2,526)	31,049	05/09/10
Hampton Inn, Washington, DC		9,335	58,048	-	1,191	9,335	59,239	68,574	(6,651)	61,923	09/01/10
Courtyard, Alexandria, VA	(23,403)	6,376	26,089	-	2,555	6,376	28,644	35,020	(6,701)	28,319	09/29/06
Sheraton, Wilmington South, DE		1,765	16,929	-	1,187	1,765	18,116	19,881	(2,902)	16,979	12/21/10
Holiday Inn, Water Street, NY		7,341	28,591	-	326	7,341	28,917	36,258	(2,415)	33,843	03/25/11

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2014

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Capitol Hill Suites Washington, DC	(26,639)	8,095	35,141	-	3,874	8,095	39,015	47,110	(4,318)	42,792	04/15/11
Courtyard, LA Westside, CA	(30,000)	13,489	27,025	-	4,531	13,489	31,556	45,045	(3,142)	41,903	05/19/11
Hampton Inn, Pearl Street, NY		11,384	23,432	-	480	11,384	23,912	35,296	(295)	35,001	07/22/11
Courtyard, Miami, FL	(60,000)	35,699	55,805	-	22,163	35,699	77,968	113,667	(5,080)	108,587	11/16/11
The Rittenhouse Hotel, PA		7,108	29,556	-	13,661	7,108	43,217	50,325	(4,819)	45,506	03/01/12
Bulfinch, Boston, MA		1,456	14,954	-	1,448	1,456	16,402	17,858	(1,338)	16,520	05/07/12
Holiday Inn Express, Manhattan, NY		30,329	57,016	-	731	30,329	57,747	88,076	(3,805)	84,271	06/18/12
Hyatt, Union Square, NY	(55,000)	32,940	79,300	-	759	32,940	80,059	112,999	(3,499)	109,500	04/09/13
Courtyard, San Diego, CA		15,656	51,674	-	274	15,656	51,948	67,604	(2,061)	65,543	05/30/13
Residence Inn, Coconut Grove, FL		4,146	17,456	-	5,107	4,146	22,563	26,709	(953)	25,756	06/12/13
Hotel Milo, Santa Barbara, CA	(24,577)	-	55,080	-	193	-	55,273	55,273	(1,156)	54,117	02/28/14
Hilton Garden Inn, Midtown East, NY	(45,000)	45,480	60,762	-	21	45,480	60,783	106,263	(908)	105,355	05/27/14

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2014

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carrried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Parrot Key Hotel, Key West, FL		57,889	33,959	-	54	57,889	34,014	91,903	(555)	91,348	05/07/14
Winter Haven Hotel, Miami Beach, FL		5,400	18,147	-	110	5,400	18,258	23,658	(477)	23,181	12/20/13
Blue Moon Hotel, Miami Beach, FL		4,874	20,354	-	127	4,873	20,482	25,354	(498)	24,856	12/20/13
Total Investment in Real Estate	$(563,079)	439,540	1,312,189	$-	112,653	439,540	1,424,842	1,864,382	$($189,889)	1,674,493

*Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2014, 2013 and 2012 is approximately $1,836,861,  $1,575,555, and $1,278,318 respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2014

[IN THOUSANDS]

	2014	2013	2012
Reconciliation of Real Estate
Balance at beginning of year	$1,629,312	$1,520,151	$1,481,433
Additions during the year	333,889	275,032	167,916
Dispositions/Deconsolidation of consolidated joint venture during the year	(98,819)	(156,504)	(127,992)
Changes/Impairments in Assets Held for Sale	-	(9,367)	(1,206)
Total Real Estate	$1,864,382	$1,629,312	$1,520,151

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$162,189	$150,353	$139,057
Depreciation for year	43,218	39,771	35,597
Changes/Impairments in Assets Held for Sale	-	51	-
Accumulated depreciation on assets sold	(15,518)	(27,986)	(24,301)
Balance at the end of year	$189,889	$162,189	$150,353

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2014. Based on that evaluation, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 20, 2015

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2015 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2015 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2015 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2014, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2014:

			(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	9,806,368
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	9,806,368

(1) Represents shares issuable under the Company’s 2012 Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2015 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report.

1.Financial Statements:

The following financial statements are included in this report on pages 56 to 105:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 106 to 108: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2014

3.Exhibits

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

4.1

Form of Common Share Certificate.  (filed as Exhibit 4.1 to Hersha Hospitality Trust Registration Statement on Form S-11/A filed July 30, 1998 (SEC File No. 333-56087) and incorporated by reference herein).

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
4.11

Trustee Designation Agreement, dated August 4, 2009, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P. and IRSA Inversiones y Representaciones Sociedad Anónima (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 6, 2009 and incorporated by reference herein).

4.12

Amended and Restated Registration Rights Agreement, dated June 30, 2010, by and among Hersha Hospitality Trust, Real Estate Investment Group L.P., IRSA Inversiones y Representaciones Sociedad Anónima, Dolphin Fund Ltd. and Citibank, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 30, 2010 and incorporated by reference herein).

4.13

Form of specimen certificate representing the 6.875% Series C Cumulative Redeemable Preferred Shares, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to Hersha Hospitality Trust's Registration Statement on Form 8-A filed on March 1, 2013).

10.1

Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership. (filed with the SEC as an exhibit to Hersha Hospitality Trust's Registration Statement on Form S-11, as amended (Registration No. 333-56087).

10.2

Option Agreement, dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H. Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Hersha Hospitality Limited Partnership.*

10.3

Amendment to Option Agreement, dated December 4, 1998 (filed as Exhibit 10.19(a) to the Registration Statement on Form S-11/A filed by Hersha Hospitality Trust on December 7, 1998 and incorporated by reference herein).

10.4	Administrative Services Agreement, dated January 26, 1999, between Hersha Hospitality Trust and Hersha Hospitality Management, L.P.*

Exhibit No.
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

10.17	Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Appendix A to the proxy statement on Schedule 14A filed with the SEC on April 18, 2011, and incorporated by reference herein).
10.18

Fourth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trust, dated May 18, 2011 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by Hersha Hospitality Trust on August 8, 2011 and incorporated by reference herein).

10.19

Amendment No. 1 to the Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 31, 2011, and incorporated by reference herein).

10.20

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Hasu P. Shah (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.21

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Jay H. Shah (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.22

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Neil H. Shah (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

Exhibit No.
10.23

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Ashish R. Parikh (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.24

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Michael R. Gillespie (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.25

Form of Share Award Agreement for April 2012 restricted common share award (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.26

Form of Fifth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on Form 8-K filed on March 1, 2013).

10.27

Amended and Restated Credit Agreement, dated as of February 28, 2014, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on Form 8-K filed on March 6, 2014).

10.28

Sixth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of December 23, 2014 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.29

Amendment No. 2 to the Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Hersha Hospitality Trust on April 17, 2014 and incorporated by reference herein).

10.30

Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, effective as of December 23, 2014 (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.31	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.3 to t Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).
12.1	Statement Regarding Computation of Ratio of Per Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.**
21.1	List of Subsidiaries of the Registrant.**
23.1	Consent of KPMG LLP.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed as an exhibit to Hersha Hospitality Trust’s Registration Statement on Form S-11, as amended, filed June 5, 1998 (SEC File No. 333-56087) and incorporated by reference herein.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

February 20, 2015	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 20, 2015
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 20, 2015
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 20, 2015
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 20, 2015
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 20, 2015
Donald J. Landry

/s/ Thomas J. Hutchison III	Trustee	February 20, 2015
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 20, 2015
Michael A. Leven
/s/ Dianna F. Morgan	Trustee	February 20, 2015
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 20, 2015
John M. Sabin