Form 10-Q
period 2015-03-31
HERSHA HOSPITALITY TRUST
filed 2015-04-28
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☐Yes ☒No

As of April 27, 2015, the number of Class A common shares of beneficial interest outstanding was 196,316,523  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2015	December 31, 2014
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $83,871 and $84,247	$1,732,736	$1,745,483
Investment in Unconsolidated Joint Ventures	10,742	11,150
Cash and Cash Equivalents	31,428	21,675
Escrow Deposits	17,912	16,941
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $81 and $39	10,129	9,363
Deferred Financing Costs, Net of Accumulated Amortization of $7,352 and $6,938	7,981	8,605
Due from Related Parties	6,415	6,580
Intangible Assets, Net of Accumulated Amortization of $3,622 and $3,514	7,212	7,316
Other Assets	29,745	28,426
Total Assets	$1,854,300	$1,855,539

Liabilities and Equity:
Line of Credit	$34,500	$-
Unsecured Term Loan	250,000	250,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $53,721 and $54,132	613,840	617,375
Accounts Payable, Accrued Expenses and Other Liabilities	52,312	54,115
Dividends and Distributions Payable	17,810	17,909
Due to Related Parties	9,875	7,203
Total Liabilities	$1,029,885	$998,150

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at March 31, 2015 and December 31, 2014, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at March 31, 2015 and December 31, 2014, 196,907,816 and 198,835,083 Shares Issued and Outstanding at March 31, 2015 and December 31, 2014, respectively	1,969	1,989
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2015 and December 31, 2014	-	-
Accumulated Other Comprehensive Loss	(914)	(358)
Additional Paid-in Capital	1,183,098	1,193,056
Distributions in Excess of Net Income	(389,040)	(365,381)
Total Shareholders' Equity	795,189	829,382

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units	30,465	29,082
Noncontrolling Interests - Consolidated Variable Interest Entity	(1,239)	(1,075)
Total Noncontrolling Interests	29,226	28,007

Total Equity	824,415	857,389

Total Liabilities and Equity	$1,854,300	$1,855,539

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2015	2014
Revenue:
Hotel Operating Revenues	$95,688	$79,917
Other Revenues	24	33
Total Revenues	95,712	79,950

Operating Expenses:
Hotel Operating Expenses	57,355	48,776
Insurance Recoveries	-	(2,045)
Hotel Ground Rent	728	410
Real Estate and Personal Property Taxes and Property Insurance	8,270	6,806
General and Administrative (including Share Based Payments of $1,539 and $1,112 for the three months ended March 31, 2015 and 2014, respectively)	4,347	3,902
Acquisition and Terminated Transaction Costs	118	134
Depreciation and Amortization	18,253	16,343
Total Operating Expenses	89,071	74,326

Operating Income	6,641	5,624

Interest Income	48	398
Interest Expense	(10,635)	(10,048)
Other Expense	(169)	(198)
Loss on Debt Extinguishment	-	(644)
Loss Before Loss from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	(4,115)	(4,868)

Loss from Unconsolidated Joint Venture Investments	(274)	(420)

Loss Before Income Taxes	(4,389)	(5,288)

Income Tax Benefit	-	108

Loss from Continuing Operations	(4,389)	(5,180)

Discontinued Operations (Note 11):
Gain on Disposition of Discontinued Assets	-	138
Impairment of Discontinued Assets	-	(1,800)
Income from Discontinued Operations, Net of Income Taxes	-	329
Loss from Discontinued Operations	-	(1,333)

Net Loss	(4,389)	(6,513)

Loss Allocated to Noncontrolling Interests	443	507
Preferred Distributions	(3,589)	(3,589)

Net Loss Applicable to Common Shareholders	$(7,535)	$(9,595)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2015	2014
Earnings Per Share:
BASIC
Loss from Continuing Operations Applicable to Common Shareholders	$(0.04)	$(0.04)
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	(0.01)
Net Loss Applicable to Common Shareholders	$(0.04)	$(0.05)

DILUTED
Loss from Continuing Operations Applicable to Common Shareholders	$(0.04)	$(0.04)
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	(0.01)
Net Loss Applicable to Common Shareholders	$(0.04)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic	198,331,158	200,743,751
Diluted*	198,331,158	200,743,751

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2015	2014

Common Units and Vested LTIP Units	7,346,261	6,914,716
Unvested Stock Awards and LTIP Units Outstanding	808,516	650,379
Contingently Issuable Share Awards	1,122,907	650,809
Total Potentially Dilutive Securities Excluded from the Denominator	9,277,684	8,215,904

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2015	2014
Net Loss	$(4,389)	$(6,513)
Other Comprehensive Loss
Change in Fair Value of Derivative Instruments	(217)	256
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(339)	(356)

Comprehensive Loss	(4,945)	(6,613)
Less: Comprehensive Loss Attributable to Noncontrolling Interests	443	507
Less: Preferred Distributions	(3,589)	(3,589)
Comprehensive Loss Attributable to Common Shareholders	$(8,091)	$(9,695)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	198,835,083	1,989	-	7,600,000	76	1,193,056	(358)	(365,381)	829,382	8,797,736	29,082	(1,075)	28,007	857,389
Repurchase of Common Shares	(1,977,762)	(20)	-	-	-	(10,267)	-	(2,340)	(12,627)	-	-	-	-	(12,627)
Dividends and Distributions declared:
Common Shares ($0.07 per share)	-	-	-	-	-	-	-	(13,784)	(13,784)	-	-	-	-	(13,784)
Preferred Shares	-	-	-	-	-	-	-	(3,589)	(3,589)	-	-	-	-	(3,589)
Common Units ($0.07 per share)	-	-	-	-	-	-	-	-	-	-	(480)	-	(480)	(480)
LTIP Units ($0.07 per share)	-	-	-	-	-	-	-	-	-	-	(172)	-	(172)	(172)
Dividend Reinvestment Plan	2,371	-	-	-	-	15	-	-	15	-	-	-	-	15
Share Based Compensation:
Grants	48,124	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization	-	-	-	-	-	294	-	-	294	-	2,314	-	2,314	2,608
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(556)	-	(556)	-	-	-	-	(556)
Net Loss	-	-	-	-	-	-	-	(3,946)	(3,946)	-	(279)	(164)	(443)	(4,389)
Balance at March 31, 2015	196,907,816	1,969	-	7,600,000	76	1,183,098	(914)	(389,040)	795,189	8,797,736	30,465	(1,239)	29,226	824,415

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	202,759,419	2,028	-	7,600,000	76	1,200,798	(376)	(364,568)	837,958	6,914,716	29,523	(342)	29,181	867,139
Repurchase of Common Shares	(2,626,854)	(26)				(13,637)		(1,621)	(15,284)					(15,284)
Dividends and Distributions declared:
Common Shares ($0.06 per share)	-	-	-	-	-	-	-	(12,079)	(12,079)	-	-	-	-	(12,079)
Preferred Shares	-	-	-	-	-	-	-	(3,589)	(3,589)	-	-	-	-	(3,589)
Common Units ($0.06 per share)	-	-		-		-	-	-	-	-	(415)	-	(415)	(415)
Dividend Reinvestment Plan	2,154	-	-	-	-	11	-	-	11	-	-	-	-	11
Share Based Compensation:
Grants	487,989	4	-	-	-	(4)	-	-	-	-	-	-	-	-
Amortization	-	-	-	-	-	2,204	-	-	2,204	-	-	-	-	2,204
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(100)	-	(100)	-	-	-	-	(100)
Net Loss	-	-	-	-	-	-	-	(6,006)	(6,006)	-	(331)	(176)	(507)	(6,513)
Balance at March 31, 2014	200,622,708	2,006	-	7,600,000	76	1,189,372	(476)	(387,863)	803,115	6,914,716	28,777	(518)	28,259	831,374

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net Loss	$(4,389)	$(6,513)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Gain on Hotel Acquisitions, Net	-	(138)
Impairment of Hotel Assets	-	1,800
Deferred Taxes	-	(108)
Depreciation	18,147	16,244
Amortization	494	622
Loss on Debt Extinguishment	-	552
Equity in Loss of Unconsolidated Joint Ventures	274	420
Distributions from Unconsolidated Joint Ventures	5	-
Loss Recognized on Change in Fair Value of Derivative Instrument	54	12
Share Based Compensation Expense	1,539	1,112
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(766)	(1,846)
Escrows	(2,701)	(2,103)
Other Assets	(1,221)	3,299
Due from Related Parties	165	5,779
Increase (Decrease) in:
Due to Related Parties	2,672	2,210
Accounts Payable, Accrued Expenses and Other Liabilities	149	(2,400)
Net Cash Provided by Operating Activities	$14,422	$18,942

Investing Activities:
Purchase of Hotel Property Assets	$-	$(16,500)
Deposits on Hotel Acquisitions, Net	(500)	(1,000)
Capital Expenditures	(5,383)	(11,092)
Cash Paid for Hotel Development Projects	(992)	(2,396)
Proceeds from Disposition of Hotel Properties	-	13,397
Net Changes in Capital Expenditure Escrows	1,730	3,025
Proceeds from Insurance Claims	-	1,033
Distributions from Unconsolidated Joint Venture	130	-
Net Cash Used in Investing Activities	$(5,015)	$(13,533)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2015	2014
Financing Activities:
Proceeds from Borrowings Under Line of Credit, Net	$34,500	$23,000
Principal Repayment of Mortgages and Notes Payable	(28,319)	(16,129)
Proceeds from Mortgages and Notes Payable	25,000	9,500
Cash Paid for Deferred Financing Costs	(95)	(2,239)
Repurchase of Common Shares	(12,627)	(15,284)
Dividends Paid on Common Shares	(13,903)	(12,154)
Dividends Paid on Preferred Shares	(3,589)	(3,589)
Distributions Paid on Common Partnership Units	(621)	(415)
Net Cash Provided by (Used in) Financing Activities	$346	$(17,310)

Net Increase (Decrease) in Cash and Cash Equivalents	$9,753	$(11,901)
Cash and Cash Equivalents - Beginning of Period	21,675	36,213

Cash and Cash Equivalents - End of Period	$31,428	$24,312

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of March 31, 2015, we owned an approximate 95.5% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity and common units of limited partnership interest in HHLP (“Common Units”) as equity. The noncontrolling interest of Common Units totaled $30,465 as of March 31, 2015 and $29,082 as of December 31, 2014.  As of March 31, 2015, there were 9,313,063 Common Units outstanding with a fair market value of $60,256, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

Shareholders’ Equity

Terms of the Series B and Series C Preferred Shares outstanding at March 31, 2015 and December 31, 2014 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2015	December 31, 2014	Aggregate Liquidation Preference	Distribution Rate	2015	2014

Series B	4,600,000	4,600,000	$115,000	8.000%	$0.5000	$0.5000
Series C	3,000,000	3,000,000	75,000	6.875%	0.4297	0.4297
Total	7,600,000	7,600,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2015. For the three months ended March 31, 2015 the Company repurchased 1,977,762 common shares for an aggregate purchase price of $12,627. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In April 2015, subsequent to the end of the first quarter, we repurchased 593,890 common shares for an aggregate purchase price of $3,808. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

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

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models.  The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard is effective for the Company on January 1, 2016.  The Company does not expect ASU No. 2015-02 to have a significant impact on its consolidated financial statements and related disclosures.

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continued to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Land	$439,540	$439,540
Buildings and Improvements	1,427,885	1,424,842
Furniture, Fixtures and Equipment	205,549	203,275
	2,072,974	2,067,657

Less Accumulated Depreciation	(340,238)	(322,174)

Total Investment in Hotel Properties	$1,732,736	$1,745,483

Acquisitions

We had no acquisitions during the three months ended March 31, 2015.

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three months ended March 31, 2014 are presented as if the hotels acquired by the Company in 2014  had been acquired as of January 1, 2013. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2014, nor do they purport to represent the results of operations for future periods.

Three Months Ended March 31,
2014
Pro Forma Total Revenues	$85,884

Pro Forma Loss from Continuing Operations	$(3,187)
Loss from Discontinued Operations	(1,333)
Pro Forma Net Loss	(4,520)
Loss Allocated to Noncontrolling Interest	441
Preferred Distributions	(3,589)
Pro Forma Net Loss Applicable to Common Shareholders	$(7,668)

Pro Forma Loss Applicable to Common Shareholders per Common Share
Basic	$(0.04)
Diluted	$(0.04)

Weighted Average Common Shares Outstanding
Basic	200,743,751
Diluted	200,743,751

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2015 and December 31, 2014, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2015	2014

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$824	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,571	4,680
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	5,347	5,556
				$10,742	$11,150

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

Loss recognized during the three months ended March 31, 2015 and 2014, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2015	2014
SB Partners, LLC	$(90)	$(121)
Hiren Boston, LLC	(109)	(165)
Mystic Partners, LLC	(75)	(134)
Loss from Unconsolidated Joint Venture Investments	$(274)	$(420)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

Balance Sheets
	March 31,	December 31,
	2015	2014
Assets
Investment in Hotel Properties, Net	$105,652	$106,430
Other Assets	19,285	19,032
Total Assets	$124,937	$125,462

Liabilities and Equity
Mortgages and Notes Payable	$115,042	$115,446
Other Liabilities	32,679	30,832
Equity:
Hersha Hospitality Trust	22,772	23,060
Joint Venture Partner(s)	(45,556)	(43,876)
Total Equity	(22,784)	(20,816)

Total Liabilities and Equity	$124,937	$125,462

Statements of Operations

	Three Months Ended March 31,
	2015	2014
Room Revenue	$12,682	$12,490
Other Revenue	5,069	4,785
Operating Expenses	(13,193)	(12,955)
Lease Expense	(276)	(250)
Property Taxes and Insurance	(755)	(747)
General and Administrative	(1,406)	(1,405)
Depreciation and Amortization	(1,566)	(1,616)
Interest Expense	(1,622)	(6,828)
Gain (Loss) allocated to Noncontrolling Interests	(24)	229

Net Loss	$(1,091)	$(6,297)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
Company's share of equity recorded on the joint ventures' financial statements	$22,772	$23,060
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(12,030)	(11,910)
Investment in Unconsolidated Joint Ventures	$10,742	$11,150

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	9,306	7,883
Deferred Tax Asset, Net of Valuation Allowance of $804	11,448	11,448
Other	7,443	7,547
	$29,745	$28,426

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $11,448 of net deferred tax assets as of March 31, 2015. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $11,448 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

We had total mortgages payable at March 31, 2015 and December 31, 2014 of $613,840 and $617,375, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.43% to 6.50% as of March 31, 2015. Included in these balances are net premiums of $1,369 and $1,584 as of March 31, 2015 and December 31, 2014, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $7,140 and $7,826 during the three months ended March 31, 2015 and 2014, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing three of our hotel properties were not met as of March 31, 2015. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loan agreements.

As of March 31, 2015, the maturity dates for the outstanding mortgage loans ranged from April 2016 to April 2023.  On April 10, 2015, we repaid $36,288 on our mortgage for the Courtyard by Marriott, Brookline, MA property.  The loan was due to mature in July 2015, and we anticipate incurring approximately $4 in expense in unamortized deferred financing costs and fees during the second quarter of 2015.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable was 3.25% and 3.24% during the three months ended March 31, 2015 and 2014, respectively.  Interest expense in the amount of $419 and $417 was recorded for the three months ended March 31, 2015 and 2014, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time on our $500,000 unsecured credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2015, the following hotel properties were borrowing base assets:

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
- Residence Inn, Greenbelt, MD

The interest rate for the $500,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.70% to 2.45% for the revolving line of credit and 1.60% to 2.35% for the unsecured term loan. As noted above, we refinanced our credit facility during the three months ended March 31, 2014.  Prior to this refinance, the pricing grid for the revolving line of credit and unsecured term loan was U.S. LIBOR plus 1.75% to 2.65%.

As of March 31, 2015, we had borrowed $250,000 in unsecured term loans under the unsecured credit facility, $150,000 for which we had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 3.217%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

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

The Company is in compliance with each of the covenants listed above as of March 31, 2015. As of March 31, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility was $211,245, based on the borrowing base assets at March 31, 2015.

As of March 31, 2015, the outstanding unsecured term loan balance under the $500,000 unsecured credit facility was $250,000 and we had outstanding borrowings of $34,500 on the revolving line of credit. As of December 31, 2014, the outstanding unsecured term loan under the $500,000 unsecured credit facility was $250,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $1,742 and $1,103 related to borrowings drawn on each of the aforementioned credit facilities for the three months ended March 31, 2015 and 2014, respectively. The weighted average interest rate on our credit facilities was 2.78% and 3.14% for the three months ended March 31, 2015 and 2014, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Capitalized Interest

We utilize mortgage debt and our $500,000 unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the unsecured credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended March 31, 2015 and 2014, we capitalized $0 and $242, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.  As of March 31, 2015, deferred costs were $7,981, net of accumulated amortization of $7,352. Amortization of deferred costs for the three months ended March 31, 2015 and 2014 was $719 and $699, respectively.

New Debt/Refinance

On January 30, 2015, we repaid outstanding mortgage debt with an original principal balance of $27,500 secured by the Capitol Hill Hotel, Washington, DC and simultaneously entered into a new mortgage obligation of $25,000. The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 2.25% and matures on January 30, 2018. The loan was due to mature in January 2015, and we incurred no loss on debt extinguishment in paying off the loan.

On February 28, 2014, we refinanced our previous $400,000 unsecured credit facility with a $500,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders.  As a result of this refinance, we expensed $579 in unamortized deferred financing costs and fees during the three months ended March 31, 2014.

On January 31, 2014, we paid down $5,175 of the outstanding debt and modified the mortgage loan on the Duane Street Hotel, New York, NY. In connection with this, we entered into a $9,500 mortgage loan with a maturity date of February 1, 2017. The modified mortgage loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 4.50%. The modification also includes an interest rate swap, which effectively fixes the interest rate at 5.433%.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate swap.  As a result of this modification, we expensed $65 in unamortized deferred financial costs and fees during the three months ended March 31, 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2015 and 2014, base management fees incurred totaled $2,670 and $2,462, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2015 and 2014, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2015 and 2014 were $5,590 and $5,068, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2015 and 2014, the Company incurred accounting fees of $360 and $358, respectively. For the three months ended March 31, 2015 and 2014, the Company incurred information technology fees of $106 and $105, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2015 and 2014, we incurred fees of $147 and $288, respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

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

Hotel Supplies

For the three months ended March 31, 2015 and 2014, we incurred charges for hotel supplies of $23 and $51, respectively. For the three months ended March 31, 2015 and 2014, we incurred charges for capital expenditure purchases of $1,360 and $4,516, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $3 and $2 is included in accounts payable at March 31, 2015 and December 31, 2014, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2015 and December 31, 2014 was approximately $6,415 and $6,580, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of March 31, 2015 and December 31, 2014 was approximately $9,875 and $7,203, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended March 31, 2015 and 2014, we incurred $728 and $410, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Contingent Liability

The purchase agreement for the acquisition of the Parrot Key Resort in Key West, FL in 2014 contains a provision that entitles the seller to additional consideration of $2,000 contingent upon the hotel achieving certain net operating income thresholds within twelve months of acquisition. At the time of acquisition, no liability was recorded as the fair market value of the contingent consideration was determined to be $0 and upon remeasurement at March 31, 2015,  the liability of the contingent consideration was determined to be $2,000.  The maximum cash payment under this arrangement is $2,000 and such amount is payable during 2015.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

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

As of March 31, 2015, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of March 31, 2015 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2015	December 31, 2014

Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$ 29,500	$(121)	$(174)
Capitol Hill Hotel, Washington, DC*	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	-	-	(8)
Courtyard, Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	60,000	(262)	(218)
Subordinated Notes Payable	Cap	2.000%	1-Month LIBOR + 3.00%	July 30, 2012	July 30, 2014	51,548	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	100,000	7	272
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	50,000	(41)	85
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	1	9
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,305	(52)	(29)
Hilton Garden Inn 52nd Street, New York, NY	Cap	1.100%	1-Month LIBOR + 2.90%	May 27, 2014	June 1, 2015	45,000	-	-
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	45,000	(356)	(149)
							$(824)	$(212)

*On February 1, 2015, the interest rate swap associated with Capitol Hill Hotel matured, and we refinanced the debt on this property. See Note 5 – Debt for more information regarding this refinance.

The fair value of certain swaps and our interest rate caps is included in other assets at March 31, 2015 and December 31, 2014 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at March 31, 2015 and December 31, 2014.

The net change in fair value of derivative instruments designated as cash flow hedges was a  loss of $556 and $100 for the three months ended March 31, 2015 and 2014, respectively.  These unrealized losses were reflected on our consolidated balance sheet in accumulated other comprehensive loss.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $339 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three months ended March 31, 2015. For the next twelve months ending March 31, 2016, the Company estimates that an additional $1,144 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2015, the carrying value and estimated fair value of the Company’s debt were $949,888 and $947,111, respectively.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was $918,923 and $916,877,  respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

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

On March 18, 2015, the Compensation Committee approved the 2015 Annual Long Term Equity Incentive Program (“2015 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan (“LTIP Units”).  LTIP Units are earned under the 2015 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period.  No stock based compensation expense was recorded for the three months ended March 31, 2015 under this program.  As of March 31, 2015, no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2015 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested (1)		Unearned Compensation (2)
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
March 30, 2015
(2014 Annual EIP)	515,327	3 years	25%/year (1)	128,831	-	$1,520	$-
December 23, 2014
(2013 Annual EIP) (3)	335,972	3 years	25%/year (1)	223,979	111,991	480	582
December 23, 2014
(2012 Annual EIP) (3)	389,524	3 years	25%/year (1)	584,282	194,761	232	309
December 23, 2014 (3)	1,035,595	5 years	33% Year 3, 4, 5 (2)	-	-	2,376	2,650
	2,276,418			937,092	306,752	$4,608	$3,541

(1)

25% of the issued shares or LTIP Units vested immediately upon issuance.  In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period (subject to continuous employment through the applicable vesting date).

(2)

On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 1,035,595 restricted common shares to the executives pursuant to the 2012 Plan, which were subsequently forfeited and replaced with LTIP Units.  None of these LTIP Units will vest prior to the third anniversary of the date of issuance.  Thereafter, 33.3% of each award of LTIP Units will vest on each of the third, fourth and fifth anniversaries of the date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the agreements).

(3)

On December 23, 2014, the 2012 Plan was amended and restated to add LTIP Units as a type of award available under the 2012 Plan. On this date, the Compensation Committee approved an aggregate of 1,948,324 LTIP Units to certain executive officers.  These executive officers forfeited an aggregate of 1,948,324 Class A Common Shares, all of which were unvested as of the grant date of the LTIP Units and previously awarded to the executive officers under the 2012 Plan as restricted stock awards. These LTIP Units are subject to the same time-based vesting conditions that applied to the forfeited restricted stock awards.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Stock based compensation expense related to the Annual Long Term Equity Incentive Program of $1,195 and $808 was incurred during the three months ended March 31, 2015 and 2014, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Program as of March 31, 2015 and December 31, 2014 was $4,608 and $3,541, respectively.

Compensation related to the LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Program

On March 18, 2015, the Compensation Committee approved the 2015 Multi-Year Long Term Equity Incentive Program (“2015 Multi-Year EIP”).  The shares or LTIP Units issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2015 and ends December 31, 2017. As of March 31, 2015, no shares or LTIP Units have been issued to the executive officers in settlement of 2015 Multi-Year EIP awards.  Stock based compensation expense for the three months ended March 31, 2015 under this program was not material.

On April 11, 2014, the Compensation Committee approved the 2014 Multi-Year Long Term Equity Incentive Program (“2014 Multi-Year EIP”).  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2014 and ends December 31, 2016. As of March 31, 2015, no common shares have been issued to the executive officers in settlement of 2014 Multi-Year EIP awards.

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year Long Term Equity Incentive Plan (“2013 Multi-Year EIP”).  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of March 31, 2015, no common shares have been issued to the executive officers in settlement of 2013 Multi-Year EIP awards.

The Company accounts for the total shareholder return components of these grants as market based awards where the Company estimates unearned compensation at the grant date fair value which is then amortized into compensation cost over the vesting period of each individual plan.  The Company accounts for the RevPAR component of the grants as performance-based awards for which the Company assesses the probable achievement of the performance conditions at the end of the reporting period.

Stock based compensation expense of  $167 and $96 was recorded for the three months ended March 31, 2015 and 2014, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of March 31, 2015 and December 31, 2014, respectively, was $1,454 and $1,621.

Restricted Share Awards

In addition to stock based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, stock based compensation expense related to restricted common shares issued to employees of the Company of $88 and  $84 was incurred during the three months ended March 31, 2015 and 2014, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2015 and December 31, 2014 was $352 and $322, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
March 27, 2015	20,831	6.47	2 years	50% /year	-	-	123	-
July 15, 2014	52,077	6.75	2 years	50% /year	6,126	6,126	139	177
June 23, 2014	4,411	6.50	2 years	50% /year	-	-	17	20
March 24, 2014	8,184	5.69	2 years	50% /year	4,091	4,091	4	10
February 13, 2014	1,846	5.44	2 years	50% /year	923	923	-	2
June 28, 2013	48,600	5.64	2-4 years	25-50% /year	22,895	22,895	36	69
June 29, 2012	52,703	5.28	2-4 years	25-50% /year	44,967	44,967	30	36
June 30, 2011	17,692	5.57	2-4 years	25-50% /year	13,804	13,804	3	8
Total	185,513				92,806	92,806	$352	$322

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 30, 2014, we issued 12,860 shares which do not fully vest until December 31, 2015. Compensation expense incurred for the three months ended March 31, 2015 and 2014, respectively, was $23 and $55.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2015	December 31, 2014
December 30, 2014	12,860	$7.25	1 year	100%	$70	$93

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the three months ended March 31, 2015 and 2014, respectively, was $15 and $15.  Unearned compensation related to the multi-year long term equity incentives was $111 and $127 as of March 31, 2015 and December 31, 2014, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
December 30, 2014	10,000	3 years	33% /year	-	-	$66	$73
December 27, 2013	12,000	3 years	33% /year	5,335	5,335	33	38
December 28, 2012	12,000	3 years	33% /year	8,670	8,670	12	16
				14,005	14,005	$111	$127

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of  $51 and $54 for the three months ended March 31, 2015 and 2014, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2015 and December 31, 2014 was $273 and $81, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
March 27, 2015	30,000	$6.47	2 years	50% /year	-	-	$194	$-
March 24, 2014	30,000	$5.69	2 years	50% /year	15,000	15,000	79	81
Total	60,000				15,000	15,000	$273	$81

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2015		2014
NUMERATOR:
Basic and Diluted*
Loss from Continuing Operations	$(4,389)		$(5,180)
Loss from Continuing Operations allocated to Noncontrolling Interests	443		462
Distributions to Preferred Shareholders	(3,589)		(3,589)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(141)		(130)
Loss from Continuing Operations attributable to Common Shareholders	(7,676)		(8,437)

Discontinued Operations
Loss from Discontinued Operations	-		(1,333)
Loss from Discontinued Operations allocated to Noncontrolling Interests	-		45
Loss from Discontinued Operations attributable to Common Shareholders	-		(1,288)

Net Loss attributable to Common Shareholders	$(7,676)		$(9,725)

DENOMINATOR:
Weighted average number of common shares - basic	198,331,158		200,743,751
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	-	*	-	*
Contingently Issued Shares	-	*	-	*
Weighted average number of common shares - diluted	198,331,158		200,743,751

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2015	2014

Common Units and Vested LTIP Units	7,346,261	6,914,716
Unvested Stock Awards and LTIP Units Outstanding	808,516	650,379
Contingently Issuable Share Awards	1,122,907	650,809
Total potentially dilutive securities excluded from the denominator	9,277,684	8,215,904

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2015 and 2014 totaled $9,766 and $10,133, respectively. The following non-cash investing and financing activities occurred during 2015 and 2014:

	2015	2014
Common Shares issued as part of the Dividend Reinvestment Plan	$15	$11
Acquisition of hotel properties:
Debt assumed	-	24,924

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – HOTEL DISPOSITIONS

Effective January 1, 2014, we adopted ASU Update No. 2014-08 concerning the classification and reporting of discontinued operations.  This amendment defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  As a result of the adoption of ASU Update No. 2014-08, we anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

For transactions that have been classified as held for sale or as discontinued operations for periods prior to our adoption of ASU Update No. 2014-08, we continued to present the operating results as discontinued operations in the statements of operations for all applicable periods presented.

Disposed Assets

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties, for an aggregate purchase price of approximately $217,000.   In September 2013, our Board of Trustees authorized management of the Company to sell this portfolio. The 16 non-core hotel properties in the portfolio were acquired by the Company between 1999 and 2010. On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties and closed on the remaining four properties in February 2014. The operating results for these four assets were reclassified to discontinued operations in the statement of operations for three months ended March 31, 2014. As we entered into a purchase and sale agreement for this portfolio prior to the adoption of ASU Update No. 2014-08, we recorded $329 of income for discontinued operations during the three months ended March 31, 2014. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties.  Lastly, we recorded a gain of $138 during the three months ended March 31, 2014 in connection with the closing of these four hotels.

As of March 31, 2015 and December 31, 2014, we had no assets or liabilities related to assets held for sale.

The following table sets forth the components of discontinued operations for the three months ended March 31, 2014:

Three Ended March 31,
2014
Revenue:
Hotel Operating Revenues	$1,937
Total Revenues	1,937
Expenses:
Hotel Operating Expenses	1,154
Gain on Insurance Settlements	23
Real Estate and Personal Property Taxes and Property Insurance	90
General and Administrative	(15)
Interest Expense	356
Total Expenses	1,608

Income from Discontinued Operations	$329

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

●changes in real estate and zoning laws and increases in real property tax rates; and

●the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2015, we owned interests in 51 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 46 wholly-owned hotels and interests in five hotels owned through unconsolidated joint ventures. Our "Summary of Operating Results" section below contains operating results for 46 consolidated hotel assets and five hotel assets owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels.  As of March 31, 2015, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2015 thus far, we continued to see improvements in ADR, RevPAR and operating margins, led by hotels in most of our major locations. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to dispose of properties in secondary and tertiary markets at favorable prices, potentially redeploying that capital in our focus markets. We do not expect to actively pursue acquisitions made through joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to, select existing joint venture partners. We do not expect to actively pursue development loans or land leases in the near term.

Although we expect continued stabilization and improvement in consumer and commercial spending and lodging demand during 2015, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations) that are consolidated in our financial statements for the three months ended March 31, 2015 and 2014.

CONSOLIDATED HOTELS:
	Three Months Ended
	March 31
	2015	2014	% Variance

Occupancy	78.9%	75.9%	3.0%
Average Daily Rate (ADR)	$175.60	$164.67	6.6%
Revenue Per Available Room (RevPAR)	$138.59	$125.01	10.9%

Room Revenues	$85,952	$72,415	18.7%
Total Revenues	$95,688	$79,917	19.7%

RevPAR for the three months ended March 31, 2015 increased 10.9% for our consolidated hotels when compared to the same period in 2014. This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions since March 31, 2014 and the acquisition of hotel properties consummated in 2014 that are accretive to RevPAR.  The increase, as noted in the table above, was the result of increases in both occupancy and ADR. Performing particularly well in the first quarter of 2015 were hotels in our Boston, West Coast, South Florida and Washington DC markets, each of which posted RevPAR growth in excess of 10.0% versus the same period in 2014.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended
	March 31
	2015	2014	% Variance

Occupancy	66.3%	61.2%	5.1%
Average Daily Rate (ADR)	$155.19	$149.87	3.5%
Revenue Per Available Room (RevPAR)	$102.93	$91.72	12.2%

Room Revenues	$12,682	$12,490	1.5%
Total Revenues	$17,751	$17,275	2.8%

For our unconsolidated joint venture hotels, RevPAR increased 12.2% for the three months ended March 31, 2015. First quarter results reflect the overall condition of the market in which our unconsolidated joint venture hotels operate, particularly Boston, where our 2 hotels posted RevPAR growth of 18.7%.  In addition, the Courtyard Norwich, CT is included in the results for the three months ended March 31, 2014 but not included in the results for the three months ended March 31, 2015 as the owners of the property, Mystic Partners, LLC, transferred the title of the property to the lender during the fourth quarter of 2014.  This property had occupancy of 48.6%, ADR of $105.08 and RevPAR of $51.04 for the three months ended March 31, 2014, which were the lowest operating statistics for the Mystic Partners LLC portfolio.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three months ended March 31, 2015 and 2014 there are 42 same store hotels, respectively.  The following table outlines operating results for the three months ended March 31, 2015 and 2014, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 42 hotels in both years)
	Three Months Ended
	March 31
	2015	2014	% Variance

Occupancy	78.4%	75.8%	2.6%
Average Daily Rate (ADR)	$171.84	$164.86	4.2%
Revenue Per Available Room (RevPAR)	$134.70	$124.95	7.8%

Room Revenues	$76,789	$71,105	8.0%
Total Revenues	$85,470	$78,417	9.0%

Driven by strong performance in our Boston, West Coast, South Florida and Washington DC markets, RevPAR for our same store consolidated hotels increased 7.8% during the three months ended March 31, 2015, when compared to the same period in 2014.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2015 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the three months ended March 31, 2015 and 2014.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $15,771, or 19.7%, to $95,688 for the three months ended March 31, 2015 compared to $79,917 for the same period in 2014.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the three months ended March 31, 2014 and the continued growth and stabilization of our existing assets.

Since March 31, 2014, we have acquired interests in two consolidated hotels and have commenced operations at the Hampton Inn Pearl Street.  These three hotels contributed the following operating revenues for the three months ended March 31, 2015.

Brand	Location	Acquisition Date	Rooms	2015 Hotel Operating Revenues
Parrot Key Resort	Key West, FL	May 7, 2014	148	4,705
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	2,921
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	912
			434	$8,538

*Date the hotel began operations.

Expenses

Total hotel operating expenses increased 17.6% to approximately $57,355 for the three months ended March 31, 2015 from $48,776 for the three months ended March 31, 2014. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since March 31, 2014, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 11.7%, or $1,910, to $18,253 for the three months ended March 31, 2015 from $16,343 for the three months ended March 31, 2014. Real estate and personal property tax and property insurance increased $1,464, or 21.5%, for the three months ended March 31, 2015 when compared to the same period in 2014. This increase is due to our acquisitions since March 31, 2014 as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased by approximately $445 from $3,902 in the three months ended March 31, 2014 to $4,347 for the same period in 2015.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $427 when comparing the three months ended March 31, 2015 to the same period in 2014.  This increase in share based compensation expense is due primarily to the larger number of share awards issued under the 2014 Annual EIP for the three months ended March 31, 2015 compared to the number of share awards issued under the 2013 Annual EIP during the three months ended March 31, 2014.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $16 from $134 for the three months ended March 31, 2014 to $118 for the same period in 2015. The costs incurred in 2014 were primarily related to our acquisition of the Hotel Milo in Santa Barbara, CA.  We did not acquire any hotel properties during the three months ended March 31, 2015; however, also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the three months ended March 31, 2015 was $6,641 compared to operating income of $5,624 during the same period in 2014. Operating income was positively impacted by the improved operating results of our hotels as discussed above.  Offsetting this increase was insurance recoveries of approximately $2,045 recognized during the three months ended March 31, 2014 related to the settlement of insurance claims from Hurricane Sandy.  A similar event did not occur during the three months end March 31, 2015.

Interest Expense

Interest expense increased $587 from $10,048 for the three months ended March 31, 2014 to $10,635 for the three months ended March 31, 2015. The increase in interest expense is primarily due to increased borrowings drawn on our unsecured credit facilities and increased mortgage payables.  During 2014, we entered into a new credit facility which allowed for an additional $100,000 in unsecured term loan, which we drew during the second quarter of 2014.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures decreased by $146 to $274 for the three months ended March 31, 2015 compared to $420 during the same period in 2014, driven by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Benefit

During the three months ended March 31, 2015, the Company did not record any income tax expense or benefit compared to income tax benefit of $108 for the three months ended March 31, 2014.

Discontinued Operations

Effective January 1, 2014, we adopted ASU Update No. 2014-08 concerning the classification and reporting of discontinued operations.  This amendment defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  As a result of the adoption of ASU Update No. 2014-08, we anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

For the three months ended March 31, 2014, we recorded a gain of $138 in connection with the closing of four hotels which were part of a portfolio of 16 non-core hotels. As we entered into a purchase and sale agreement for this portfolio prior to the adoption of ASU Update No. 2014-08, we recorded $329 of income for discontinued operations during the three months ended March 31, 2014. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2015 was $7,535 compared to a loss of $9,595 during the same period in 2014.  Net loss applicable to common shareholders for the three months ended March 31, 2015 was positively impacted by the improved operating results of our hotels, but was negatively impacted by higher interest expense and general and administrative expense. Net income applicable to common shareholders for the three months ended March 31, 2014 was negatively impacted by the impairment charge related to the pending sale of 16 non-core assets.

Comprehensive loss Attributable to Common Shareholders

Comprehensive loss attributable to common shareholders for the three months ended March 31, 2015 was $8,091 compared to comprehensive loss of $9,695 for the same period in 2014. This amount was primarily attributable to net loss as more fully described above. For the three months ended March 31, 2015, we recorded other comprehensive loss of $556 compared to $100 of other comprehensive loss for the three months ended March 31, 2014. The increase in other comprehensive loss was primarily due to the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of March 31, 2015. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit and a $250,000 senior unsecured term loan. This new facility amended and restated the existing $400,000 senior secured credit facility. The $500,000 unsecured credit facility expires on February 28, 2018 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The credit facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.

As of March 31, 2015, the outstanding unsecured term loan balance under the $500,000 senior unsecured credit facility was $250,000 and therefore fully drawn, and we had $34,500 outstanding borrowings under the $250,000 revolving line of credit. As of March 31, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility’s revolving line of credit was $211,745, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $500,000 unsecured credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2015, we have $40,744 of indebtedness maturing on or before December 31, 2015. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $500,000 credit facility and the issuance of our securities.

Common Share Repurchase Plan

In February 2015, our Board of Trustees again authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2015.  For the three months ended March 31, 2015, the Company repurchased 1,977,762 common shares for an aggregate purchase price of $12,627. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued commons shares.  In April 2015, subsequent to the end of the first quarter, we repurchased 593,890 common shares for an aggregate purchase price of $3,808.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2015, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Net cash provided by operating activities for the three months ended March 31, 2015 was $14,422 and cash used for the payment of distributions and dividends for the three months ended March 31, 2015 was $18,113.

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

Spending on capital improvements during the three months ended March 31, 2015 decreased when compared to spending on capital improvements during the three months ended March 31, 2014. During the three months ended March 31, 2015, we spent $5,383 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $11,092 during the same period in 2014. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the three months ended March 31, 2015, we spent $992 on hotel development projects compared to $2,396 during the same period of 2014.  Costs incurred during the three months ended March 31, 2014 related to the tower construction at Courtyard Miami Beach and re-development project at Hampton Inn Pearl Street hotels, both of which were completed in 2014.  While the tower at Courtyard Miami Beach and Hampton Inn Pearl Street opened during 2014, it is customary to continue to incur costs for a period of time after the project is deemed complete due to timing of billing.  Projects such as these require significant capital, which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2015 and 2014

Net cash provided by operating activities decreased $4,520 from $18,942 for the three months ended March 31, 2014 to $14,422 for the comparable period in 2015. Net loss, adjusted for non-cash items reflected in the statement of cash flows for the three months ended March 31, 2015 and 2014, improved by $2,121 for the three months ended March 31, 2015 when compared to 2014. The decrease in cash provided by operating activities was attributable to an increase in working capital assets.

Net cash used in investing activities for the three months ended March 31, 2015 decreased $8,518, from $13,533 for the three months ended March 31, 2014 compared to $5,015 for 2015.  Overall, we engaged in more investing activities during the three months ended March 31, 2014 compared to the same period in 2015.  Spending on the purchase of hotel properties and deposits on hotel acquisitions was $17,000 lower during the three months ended March 31, 2015, compared to the three months March 31, 2014 and spending on capital expenditures was $5,709 less during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  Additionally, spending on hotel development projects during the three months ended March 13, 2015 was $1,404 less than during the same period of 2014.  During the three months ended March 31, 2014 we received $13,397 in proceeds from the disposition of properties, compared to the three months ended March 31, 2015 where we did not have a disposition.

Net cash provided by financing activities for the three months ended March 31, 2015 was $346 compared to net cash used in financing activities for the three months ended March 31, 2014 of $17,310. This is primarily due to net proceeds received during the three months ended March 31, 2015 under our line of credit facility of $34,500 compared to $23,000, or $11,500 higher during the same period in 2014. In addition, net payments from mortgages and notes payable were $3,310 lower during the three months ended March 31, 2015, when compared to the same period in 2014.  During the three months ended March 31, 2015, we used $12,627 for the repurchase of common shares, compared to $15,284 used in the three months ended March 31, 2014. Offsetting these net uses of cash were dividends and distributions payable which increased $1,955 during the three months ended March 31, 2015, compared to 2014, due to the increase in our dividend paid on common shares which increased from $.06 to $.07 per share.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 30, 2014

Net loss applicable to common shareholders	$(7,535)	$(9,595)
Loss allocated to noncontrolling interest	(443)	(507)
Loss from unconsolidated joint ventures	274	420
Gain on hotel acquisition	-	(138)
Loss from impairment of depreciable assets	-	1,800
Depreciation and amortization	18,253	16,343
Funds from consolidated hotel operations applicable to common shareholders and Common Units	10,549	8,323

Loss from unconsolidated joint ventures	(274)	(420)
Depreciation and amortization of purchase price in excess of historical cost (1)	120	143
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,093	871
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	939	594

Funds from Operations applicable to common shareholders and Common Units	$11,488	$8,917

Weighted Average Common Shares and Common Units
Basic	198,331,158	200,743,751
Diluted	207,608,842	208,959,655

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2015 and 2014 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As of March 31, 2015, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models.  The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard is effective for the Company on January 1, 2016.  The Company does not expect ASU No. 2015-02 to have a significant impact on its consolidated financial statements and related disclosures.

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continued to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2015, we are exposed to interest rate risk with respect to variable rate borrowings under our $500,000 credit facility and certain variable rate mortgages and notes payable. As of March 31, 2015, we had total variable rate debt outstanding of $357,548 with a weighted average interest rate of 2.99%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2015 would be an increase or decrease in our interest expense for the three months ended March 31, 2015 of $814.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2015, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY, and our two subordinated notes payable, and we have five interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Courtyard by Marriott, Miami Beach, FL, Duane Street Hotel, New York, NY, and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2015, approximately 78% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 22% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2015 to be approximately $933,247 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2015 to be approximately $961,472.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2015, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2015	2016	2017	2018	2019	Thereafter	Total

Fixed Rate Debt	$40,744	$218,824	$203,172	$491	$150,513	$22,228	$635,972
Weighted Average Interest Rate	4.77%	4.29%	3.36%	3.36%	4.40%	4.40%	4.10%

Floating Rate Debt	$-	$55,000	$1,047	$26,073	$144,379	$51,548	$278,047
Weighted Average Interest Rate	3.04%	2.68%	2.68%	2.69%	3.18%	3.17%	2.88%

	$40,744	$273,824	$204,219	$26,564	$294,892	$73,776	$914,019

Line of Credit Facility	$-	$-	$-	$34,500	$-	$-	$34,500
Weighted Average Interest Rate	-	-	-	2.63%	-	-	2.62%
	$40,744	$273,824	$204,219	$61,064	$294,892	$73,776	$948,519

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2015.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common share repurchases (in millions, except average price per share) during the three months ended March 31, 2015 under the $100 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in February 2015, which expires on December 31, 2015, is set forth in the table below.  All such common shares were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2015	-	N/A	N/A	-
February 1 to February 28, 2015	-	N/A	N/A	-
March 1 to March 31, 2015	1,977,762	$6.36	1,977,762	$87,373
April 1 to April 30, 2015	593,890	6.39	2,571,652	83,565

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

HERSHA HOSPITALITY TRUST

April 28, 2015	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer