Form 10-Q
period 2015-06-30
HERSHA HOSPITALITY TRUST
filed 2015-07-29
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

☐Yes ☒No

As of July 28,  2015, the number of Class A common shares of beneficial interest outstanding was 47,794,833  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2015	December 31, 2014
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $83,521 and $84,247	$1,781,415	$1,745,483
Investment in Unconsolidated Joint Ventures	10,327	11,150
Cash and Cash Equivalents	28,161	21,675
Escrow Deposits	16,903	16,941
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $40 and $39	10,714	9,363
Deferred Financing Costs, Net of Accumulated Amortization of $7,822 and $6,938	8,597	8,605
Due from Related Parties	6,347	6,580
Intangible Assets, Net of Accumulated Amortization of $3,730 and $3,514	7,150	7,316
Other Assets	34,452	28,426
Total Assets	$1,904,066	$1,855,539

Liabilities and Equity:
Line of Credit	$128,500	$-
Unsecured Term Loan	250,000	250,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $53,325 and $54,132	605,480	617,375
Accounts Payable, Accrued Expenses and Other Liabilities	54,418	54,116
Dividends and Distributions Payable	17,402	17,909
Due to Related Parties	6,558	7,203
Total Liabilities	$1,113,906	$998,151

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at June 30, 2015 and December 31, 2014, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at June 30, 2015 and December 31, 2014, 47,769,899 and 49,708,771 Shares Issued and Outstanding at June 30, 2015 and December 31, 2014, respectively	477	497
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2015 and December 31, 2014	-	-
Accumulated Other Comprehensive Loss	(979)	(358)
Additional Paid-in Capital	1,154,842	1,194,547
Distributions in Excess of Net Income	(393,943)	(365,381)
Total Shareholders' Equity	760,473	829,381

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units and LTIP Units	31,105	29,082
Noncontrolling Interests - Consolidated Variable Interest Entity	(1,418)	(1,075)
Total Noncontrolling Interests	29,687	28,007

Total Equity	790,160	857,388

Total Liabilities and Equity	$1,904,066	$1,855,539

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Hotel Operating Revenues	$127,000	$111,487	$222,688	$191,404
Other Revenues	30	66	54	99
Total Revenues	127,030	111,553	222,742	191,503

Operating Expenses:
Hotel Operating Expenses	64,134	56,948	121,489	105,724
Insurance Recoveries	-	(2,557)	-	(4,602)
Hotel Ground Rent	727	595	1,455	1,005
Real Estate and Personal Property Taxes and Property Insurance	8,222	7,180	16,492	13,986
General and Administrative (including Share Based Payments of $1,655 and $1,449 and $3,194 and $2,561 for the three and six months ended June 30, 2015 and 2014, respectively)	5,423	4,738	9,770	8,640
Acquisition and Terminated Transaction Costs	190	1,672	308	1,806
Depreciation and Amortization	18,328	17,457	36,581	33,800
Total Operating Expenses	97,024	86,033	186,095	160,359

Operating Income	30,006	25,520	36,647	31,144

Interest Income	51	277	99	675
Interest Expense	(10,688)	(10,745)	(21,323)	(20,793)
Other Expense	(156)	(214)	(325)	(330)
Gain on Disposition of Hotel Properties	-	7,227	-	7,227
Gain on Hotel Acquisitions, net	-	13,609	-	13,609
Development Loan Recovery	-	22,494	-	22,494
Loss on Debt Extinguishment	(222)	-	(222)	(644)
Income Before Income (Loss) from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	18,991	58,168	14,876	53,382

Income (Loss) from Unconsolidated Joint Venture Investments	526	419	252	(1)

Income Before Income Taxes	19,517	58,587	15,128	53,381

Income Tax Benefit/(Expense)	109	(1)	109	107

Income from Continuing Operations	19,626	58,586	15,237	53,488

Discontinued Operations (Note 11):
Gain on Disposition of Discontinued Assets	-	-	-	81
Impairment of Discontinued Assets	-	-	-	(1,800)
Income from Discontinued Operations, Net of Income Taxes	-	-	-	304
Loss from Discontinued Operations	-	-	-	(1,415)

Net Income	19,626	58,586	15,237	52,073

(Income) Loss Allocated to Noncontrolling Interests	(405)	(1,655)	38	(1,148)
Preferred Distributions	(3,589)	(3,589)	(7,178)	(7,178)

Net Income Applicable to Common Shareholders	$15,632	$53,342	$8,097	$43,747

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings Per Share:
BASIC
Income from Continuing Operations Applicable to Common Shareholders	$0.32	$1.07	$0.16	$0.90
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	0.00	0.00	(0.03)
Net Income Applicable to Common Shareholders	$0.32	$1.07	$0.16	$0.87

DILUTED
Income from Continuing Operations Applicable to Common Shareholders	$0.32	$1.06	$0.16	$0.89
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	0.00	0.00	(0.03)
Net Income Applicable to Common Shareholders	$0.32	$1.06	$0.16	$0.86

Weighted Average Common Shares Outstanding:
Basic	48,530,716	49,623,618	49,053,846	49,903,225
Diluted*	49,043,914	50,053,389	49,562,728	50,303,394

*Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and the Operating Partnership’s common units of limited partnership interest (“Common Units”) and the Operating Partnership’s vested LTIP units (“Vested LTIP Units”) have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these shares and units in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Common Units and Vested LTIP Units	1,896,509	1,728,679	1,866,703	1,728,679
Total Potentially Dilutive Securities Excluded from the Denominator	1,896,509	1,728,679	1,866,703	1,728,679

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$19,626	$58,586	$15,237	$52,073
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	307	(1)	89	256
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(372)	(418)	(710)	(774)
	$(65)	$(419)	$(621)	$(518)

Comprehensive Income	19,561	58,167	14,616	51,555
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(405)	(1,655)	38	(1,148)
Less: Preferred Distributions	(3,589)	(3,589)	(7,178)	(7,178)
Comprehensive Income Attributable to Common Shareholders	$15,567	$52,923	$7,476	$43,229

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388
Repurchase of Common Shares	(1,964,151)	(20)	-	-	-	(40,847)	-	(9,500)	(50,367)	-	-	-	-	(50,367)
Dividends and Distributions declared:
Common Shares ($0.28 per share)	-	-	-	-	-	-	-	(27,159)	(27,159)	-	-	-	-	(27,159)
Preferred Shares	-	-	-	-	-	-	-	(7,178)	(7,178)	-	-	-	-	(7,178)
Common Units ($0.28 per share)	-	-	-	-	-	-	-	-	-	-	(959)	-	(959)	(959)
LTIP Units ($0.28 per share)	-	-	-	-	-	-	-	-	-	-	(345)	-	(345)	(345)
Dividend Reinvestment Plan	477	-	-	-	-	32	-	-	32	-	-	-	-	32
Share Based Compensation:
Grants	24,802	-	-	-	-	459	-	-	459	128,842	-	-	-	459
Amortization	-	-	-	-	-	651	-	-	651	-	3,022	-	3,022	3,673
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(621)	-	(621)	-	-	-	-	(621)
Net Income	-	-	-	-	-	-	-	15,275	15,275	-	305	(343)	(38)	15,237
Balance at June 30, 2015	47,769,899	477	-	7,600,000	76	1,154,842	(979)	(393,943)	760,473	2,328,276	31,105	(1,418)	29,687	790,160

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	50,689,855	507	-	7,600,000	76	1,202,319	(376)	(364,568)	837,958	6,914,716	29,523	(342)	29,181	867,139
Repurchase of Common Shares	(656,714)	(7)				(13,705)		(1,621)	(15,333)	-	-	-	-	(15,333)
Dividends and Distributions declared:
Common Shares ($0.48 per share)	-	-	-	-	-	-	-	(24,120)	(24,120)	-	-	-	-	(24,120)
Preferred Shares	-	-	-	-	-	-	-	(7,178)	(7,178)	-	-	-	-	(7,178)
Common Units ($0.48 per share)	-	-		-		-	-	-	-	-	(830)	-	(830)	(830)
Dividend Reinvestment Plan	1,078	-	-	-	-	23	-	-	23	-	-	-	-	23
Share Based Compensation:
Grants	134,969	1	-	-	-	498	-	-	499	-	-	-	-	499
Amortization	-	-	-	-	-	3,246	-	-	3,246	-	-	-	-	3,246
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(518)	-	(518)	-	-	-	-	(518)
Net Income	-	-	-	-	-	-	-	50,925	50,925	-	1,516	(368)	1,148	52,073
Balance at June 30, 2014	50,169,188	501	-	7,600,000	76	1,192,381	(894)	(346,562)	845,502	6,914,716	30,209	(710)	29,499	875,001

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net Income	$15,237	$52,073
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Hotel Acquisitions, Net	-	(13,609)
Development Loan Recovery	-	(22,494)
Gain on Disposition of Hotel Properties	-	(7,308)
Impairment of Hotel Assets	-	1,800
Deferred Taxes	(109)	(107)
Depreciation	36,368	33,596
Amortization	922	990
Loss on Debt Extinguishment	4	644
Equity in Loss of Unconsolidated Joint Ventures	(252)	1
Distributions from Unconsolidated Joint Ventures	493	312
Loss Recognized on Change in Fair Value of Derivative Instrument	67	67
Share Based Compensation Expense	3,194	2,561
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(1,263)	(4,143)
Escrows	1,132	(1,856)
Other Assets	(4,952)	(6,415)
Due from Related Parties	233	4,767
(Decrease) Increase in:
Due to Related Parties	(645)	1,571
Accounts Payable, Accrued Expenses and Other Liabilities	1,858	(1,028)
Net Cash Provided by Operating Activities	$52,287	$41,422

Investing Activities:
Purchase of Hotel Property Assets	$(33,511)	$(174,037)
Deposits on Hotel Acquisitions, Net	(1,000)	-
Capital Expenditures	(12,168)	(19,478)
Cash Paid for Hotel Development Projects	(916)	(3,063)
Proceeds from Disposition of Hotel Properties	-	30,300
Net Changes in Capital Expenditure Escrows	376	3,487
Proceeds from Insurance Claims	-	1,032
Distributions from Unconsolidated Joint Venture	592	138
Net Cash Used in Investing Activities	$(46,627)	$(161,621)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Six Months Ended June 30,
	2015	2014
Financing Activities:
Proceeds from Borrowings Under Line of Credit, Net	$128,500	$27,000
Proceeds from Unsecured Term Loan Borrowing	-	100,000
Principal Repayment of Mortgages and Notes Payable	(121,113)	(17,436)
Proceeds from Mortgages and Notes Payable	80,750	54,500
Cash Paid for Deferred Financing Costs	(394)	(3,316)
Repurchase of Common Shares	(50,367)	(15,333)
Settlement of Interest Rate Cap	(430)	(8)
Dividends Paid on Common Shares	(27,670)	(24,222)
Dividends Paid on Preferred Shares	(7,178)	(7,178)
Distributions Paid on Common Units	(1,272)	(830)
Net Cash Provided by Financing Activities	$826	$113,177

Net Increase (Decrease) in Cash and Cash Equivalents	$6,486	$(7,022)
Cash and Cash Equivalents - Beginning of Period	21,675	36,213

Cash and Cash Equivalents - End of Period	$28,161	$29,191

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of June 30, 2015, we owned an approximate 95.4% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity and common units and LTIP units of limited partnership interest in HHLP (“Common Units”) as equity. LTIP units are a special class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units totaled $31,105 as of June 30, 2015 and $29,082 as of December 31, 2014.  As of June 30, 2015, there were 2,328,276 Common Units outstanding with a fair market value of $59,697, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

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

Shareholders’ Equity

Terms of the Series B and Series C Preferred Shares outstanding at June 30, 2015 and December 31, 2014 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2015	December 31, 2014	Aggregate Liquidation Preference	Distribution Rate	2015	2014

Series B	4,600,000	4,600,000	$115,000	8.000%	$1.0000	$1.0000
Series C	3,000,000	3,000,000	75,000	6.875%	0.8594	0.8594
Total	7,600,000	7,600,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

In May 2015, our Board of Trustees approved a reverse share split of our issued and outstanding common shares and Common Units and LTIP units at a ratio of 1-for-4. This reverse share split converted every four issued and outstanding common shares into one common share.  The reverse share split was effective as of 5:00 PM Eastern time on June 22, 2015.  As a result of the reverse share split, the number of outstanding common shares was reduced from 191,079,951 to 47,769,961 shares and the number of outstanding Common Units and LTIP Units was reduced from 9,313,063 to 2,328,276 units.  In addition, the second quarter dividend was adjusted to $0.28 per common share from the previously announced $0.07 per common share.  All common share, Common Unit and LTIP Units and per share data related to these classes of equity have been updated in this Quarterly Report on Form 10-Q to reflect this share split for all periods presented.

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2015. For the six months ended June 30, 2015, the Company repurchased 1,964,151 common shares for an aggregate purchase price of $50,367. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continued to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only because the standard does not alter the accounting for amortization of debt issuance costs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Land	$463,244	$439,540
Buildings and Improvements	1,464,052	1,424,842
Furniture, Fixtures and Equipment	212,494	203,275
	2,139,790	2,067,657

Less Accumulated Depreciation	(358,375)	(322,174)

Total Investment in Hotel Properties	$1,781,415	$1,745,483

Acquisitions

On June 16, 2015, we acquired the St. Gregory Hotel in Washington, DC.  The Company is finalizing the accounting for this acquisition.  The preliminary allocation of the purchase price is as follows:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles	Loan Costs	Total Purchase Price	Assumption of Debt
St. Gregory Hotel, Washington, DC	6/16/2015	$23,704	$33,066	$3,240	$40	$978	$61,028	$28,902	*

*Includes a $3,050 premium as we determined that the stated rate of interest on the assumed mortgage debt was above market.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired asset. During the six months ended June 30, 2015, we paid $132 in acquisition costs related to the above acquired asset.

Included in the consolidated statement of operations for the three and six months ended June 30, 2015 are total revenues of $496, and total net income of $2 for the hotel we acquired during the six months ended June 30, 2015 and consolidated since the date of acquisition of the hotel.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and six months ended June 30, 2015 and 2014, are presented as if the hotel acquired by the Company in 2015  had been acquired as of January 1, 2014, and the hotels acquired by the Company in 2014 had been acquired as of January 1, 2013. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2014 and January 1, 2013, nor do they purport to represent the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro Forma Total Revenues	$128,675	115,631	226,334	203,819

Pro Forma Income from Continuing Operations	$19,475	59,423	14,760	56,480
Loss from Discontinued Operations	-	-	-	(1,415)
Pro Forma Net Income	19,475	59,423	14,760	55,065
Income (Loss) Allocated to Noncontrolling Interest	(399)	(1,683)	55	(1,248)
Preferred Distributions	(3,589)	(3,589)	(7,178)	(7,178)
Pro Forma Net Income Applicable to Common Shareholders	$15,487	$54,151	$7,637	$46,639

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.32	$1.09	$0.16	$0.93
Diluted	$0.32	$1.08	$0.15	$0.93

Weighted Average Common Shares Outstanding
Basic	48,530,716	49,623,618	49,053,846	49,903,225
Diluted	49,043,914	50,053,389	49,562,728	50,303,394

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2015 and December 31, 2014, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	June 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2015	2014

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$686	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,362	4,680
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	5,279	5,556
				$10,327	$11,150

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

Income (Loss) recognized during the three and six months ended June 30, 2015 and 2014, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SB Partners, LLC	$287	$205	$198	$84
Hiren Boston, LLC	316	313	207	148
Mystic Partners, LLC	(77)	(99)	(153)	(233)
Income (Loss) from Unconsolidated Joint Venture Investments	$526	$419	$252	$(1)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

Balance Sheets
	June 30,	December 31,
	2015	2014
Assets
Investment in Hotel Properties, Net	$106,000	$106,430
Other Assets	18,850	19,032
Total Assets	$124,850	$125,462

Liabilities and Equity
Mortgages and Notes Payable	$114,705	$115,446
Other Liabilities	32,607	30,832
Equity:
Hersha Hospitality Trust	22,467	23,060
Joint Venture Partner(s)	(44,929)	(43,876)
Total Equity	(22,462)	(20,816)

Total Liabilities and Equity	$124,850	$125,462

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Room Revenue	$15,939	$16,048	$28,621	$28,537
Other Revenue	6,131	5,887	11,199	10,672
Operating Expenses	(14,313)	(14,213)	(27,506)	(27,168)
Lease Expense	(276)	(274)	(551)	(524)
Property Taxes and Insurance	(720)	(751)	(1,475)	(1,498)
General and Administrative	(1,333)	(1,487)	(2,738)	(2,892)
Depreciation and Amortization	(1,572)	(1,578)	(3,138)	(3,194)
Interest Expense	(1,635)	(1,787)	(3,257)	(8,616)
Gain (Loss) allocated to Noncontrolling Interests	(62)	(53)	(86)	176

Net Income (Loss)	$2,159	$1,792	$1,069	$(4,507)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Company's share of equity recorded on the joint ventures' financial statements	$22,467	$23,060
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(12,140)	(11,910)
Investment in Unconsolidated Joint Ventures	$10,327	$11,150

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	13,086	7,883
Deferred Tax Asset, Net of Valuation Allowance of $804	11,558	11,448
Other	8,260	7,547
	$34,452	$28,426

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $11,558 of net deferred tax assets as of June 30, 2015. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $11,558 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

We had total mortgages payable at June 30, 2015 and December 31, 2014 of $605,480 and $617,375, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.44% to 6.50% as of June 30, 2015. Included in these balances are net premiums of $4,202 and $1,584 as of June 30, 2015 and December 31, 2014, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $6,829 and $7,694 and $13,968 and $15,520 during the three and six months ended June 30, 2015 and 2014, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing three of our hotel properties were not met as of June 30, 2015. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loan agreements.

As of June 30, 2015, the maturity dates for the outstanding mortgage loans ranged from May 2016 to April 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable was 3.31% and 3.26% and 3.28% and 3.25% during the three and six months ended June 30, 2015 and 2014, respectively.  Interest expense in the amount of $426 and $421 and $845 and $838 was recorded for the three and six months ended June 30, 2015 and 2014, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time on our $500,000 unsecured credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of June 30, 2015, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Philadelphia, PA
- Holiday Inn, Wall Street, NY	- Hampton Inn, Washington, DC
- Holiday Inn Express, Times Square, NY	- Hyatt Place, King of Prussia, PA
- Residence Inn, Norwood, MA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Holiday Inn Express (Water Street), New York, NY
- Candlewood Suites, Times Square, NY	- Courtyard, San Diego, CA
- Hampton Inn, Times Square, NY	- Residence Inn, Coconut Grove, FL
- Winter Haven, Miami, FL	- Blue Moon, Miami, FL
- Hampton Inn, Pearl Street, NY	- Parrot Key Resort, Key West, FL
- Residence Inn, Greenbelt, MD	- Courtyard, Brookline, MA

The interest rate for the $500,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.70% to 2.45% for the revolving line of credit and 1.60% to 2.35% for the unsecured term loan. As noted above, we refinanced our credit facility during the six months ended June 30, 2014. Prior to this refinancing, the pricing grid for the revolving line of credit and unsecured term loan was U.S. LIBOR plus 1.75% to 2.65%.

As of June 30, 2015, we had borrowed $250,000 in unsecured term loans under the unsecured credit facility, $150,000 for which we had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 3.217%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

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

The Company is in compliance with each of the covenants listed above as of June 30, 2015. As of June 30, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility was $117,245 based on the borrowing base assets at June 30, 2015.

As of June 30, 2015, the outstanding unsecured term loan balance under the $500,000 unsecured credit facility was $250,000 and we had outstanding borrowings of $128,500 on the revolving line of credit. As of December 31, 2014, the outstanding unsecured term loan under the $500,000 unsecured credit facility was $250,000 and the revolving line of credit had no balance outstanding.

The Company recorded interest expense of $2,238 and $1,548 and $3,980 and $2,652 related to borrowings drawn on each of the aforementioned credit facilities for the three and six months ended June 30, 2015 and 2014, respectively. The weighted average interest rate on our credit facilities was 2.75% and 2.79% and 2.76% and 2.93% for the three and six months ended June 30, 2015 and 2014, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Capitalized Interest

We utilize mortgage debt and our $500,000 unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the unsecured credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and six months ended June 30, 2015 and 2014, we capitalized $0 and $216 and $0 and $458, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.  As of June 30, 2015, deferred costs were $8,597, net of accumulated amortization of $7,822. Amortization of deferred costs for the three and six months ended June 30, 2015 and 2014 was $657 and $655 and $1,377 and $1,354, respectively.

New Debt/Refinance

On June 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $55,000 secured by the Hyatt Union Square, NY and simultaneously entered into a new mortgage obligation of $55,750, incurring a loss on debt extinguishment of approximately $212. The new mortgage debt bears interest at a variable rate of one month U.S dollar LIBOR plus 2.30% and matures on June 10, 2019. Also on June 10, 2015, we entered into an interest rate cap that matures June 10, 2016 that effectively limits the interest at 3.00% per annum.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate cap.

On April 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $38,913 secured by the Courtyard by Marriott, Brookline, MA. The loan was due to mature in July 2015, and we incurred approximately $10  in expense in unamortized deferred financing costs and fees.

On January 30, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $27,500 secured by the Capitol Hill Hotel, Washington, DC and simultaneously entered into a new mortgage obligation of $25,000. The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 2.25% and matures on January 30, 2018. The loan was due to mature in January 2015, and we incurred no loss on debt extinguishment in paying off the loan.  We had previously entered into an interest rate swap with respect to the $27,500 mortgage loan that matured on February 1, 2015.  In connection with this transaction, we did not enter into a new derivative instrument to fix or cap the rate of interest payable on the $25,000 mortgage loan.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on this transaction.

On February 28, 2014, we refinanced our previous $400,000 unsecured credit facility with a $500,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders. As a result of this refinancing, we expensed $579 in unamortized deferred financing costs and fees during the six months ended June 30, 2014.

On January 31, 2014, we paid down $5,175 of the outstanding debt and modified the mortgage loan on the Duane Street Hotel, New York, NY. In connection with this refinancing, we entered into a $9,500 mortgage loan with a maturity date of February 1, 2017. The modified mortgage loan bears interest at a variable rate of one month U.S. dollar LIBOR plus 4.50%. The modification also includes an interest rate swap, which effectively fixes the interest rate at 5.433%.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate swap. As a result of this modification, we expensed $65 in unamortized deferred financial costs and fees during the six months ended June 30, 2014.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2015 and 2014, base management fees incurred totaled $3,676 and $3,265 and $6,376 and $5,726, respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2015 and 2014, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2015 and 2014 were $7,642 and $6,924 and $13,231 and $11,992, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2015 and 2014, the Company incurred accounting fees of $361 and $344 and $721, and $702,  respectively. For the three and six months ended June 30, 2015 and 2014, the Company incurred information technology fees of $107 and $102 and $213 and $208, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2015 and 2014, we incurred fees of $236 and $157 and $382 and $445,  respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Acquisitions from Affiliates

We have entered into an option agreement with certain of our officers and trustees such that we obtain a right of first refusal to purchase any hotel owned or developed in the future by these individuals or entities controlled by them at fair market value. This right of first refusal would apply to each party until one year after such party ceases to be an officer or trustee of the Company. Our Acquisition Committee of the Board of Trustees is comprised solely of independent trustees, and the purchase prices and all material terms of the purchase of hotels from related parties are approved by the Acquisition Committee.

Hotel Supplies

For the three and six months ended June 30, 2015 and 2014, we incurred charges for hotel supplies of $96,  $46,  $139 and $97,  respectively. For the three and six months ended June 30, 2015 and 2014, we incurred charges for capital expenditure purchases of $1,434 and $1,008 and $2,794 and $5,524, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 is included in accounts payable at both June 30, 2015 and December 31, 2014, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2015 and December 31, 2014 was approximately $6,347 and $6,580, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of June 30, 2015 and December 31, 2014 was approximately $6,558 and $7,203, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three and six months ended June 30, 2015 and 2014, we incurred $727 and $595 and $1,455 and $1,005,  respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Contingent Liability

The purchase agreement for the acquisition of the Parrot Key Resort in Key West, FL, which we acquired in the second quarter of 2014, contained a provision that entitled the seller to additional consideration of $2,000 contingent upon the hotel achieving certain net operating income thresholds within twelve months of acquisition. At the time of acquisition, no liability was recorded as the fair market value of the contingent consideration was determined to be $0. Upon remeasurement at the twelve months after acquisition, it was determined that the hotel achieved a net operating income within the agreed upon threshold and the liability of the contingent consideration was determined to be $2,000; and thus was paid to the seller in June 2015.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

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

As of June 30, 2015, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of June 30, 2015 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2015	December 31, 2014

Capitol Hill Hotel, Washington, DC*	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	-	-	(8)
Hilton Garden Inn 52nd Street, New York, NY	Cap	1.100%	1-Month LIBOR + 2.90%	May 27, 2014	June 1, 2015	45,000	-	-
Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	$ 29,000	$(61)	$(174)
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	-	9
Courtyard, Miami, FL	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	60,000	(231)	(218)
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.40%	November 5, 2012	November 5, 2016	100,000	(19)	272
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.40%	December 18, 2012	November 5, 2016	50,000	(47)	85
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,260	(46)	(29)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	45,000	(379)	(149)
Hyatt, Union Square, New York, NY**	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	312	-
							$(471)	$(212)

*On February 1, 2015, the interest rate swap associated with Capitol Hill Hotel matured, and we refinanced the debt on this property. See “Note 5 – Debt” for more information regarding this refinance.

** On June 10, 2015, we refinanced the debt associated with Hyatt Union Square. As a result, we entered into an interest rate cap with a strike rate of 3.000%. The original interest rate cap will mature on April 9, 2016. See “Note 5 – Debt” for more information regarding this refinance.

The fair value of certain swaps and our interest rate caps is included in other assets at June 30, 2015 and December 31, 2014 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at June 30, 2015 and December 31, 2014.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $65 and $419 for the three months ended June 30, 2015 and 2014, respectively, and a loss of $621 and $518 for the six months ended June 30, 2015 and 2014, respectively. These unrealized losses were reflected on our consolidated balance sheet in accumulated other comprehensive loss.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $372 and $710,  and $418 and $774 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three and six months ended June 30, 2015 and 2014, respectively. For the next twelve months ending June 30, 2016, the Company estimates that an additional $996 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2015, the carrying value and estimated fair value of the Company’s debt were $1,035,528 and $1,032,096, respectively.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was $918,923 and $916,877, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

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

On March 18, 2015, the Compensation Committee approved the 2015 Annual Long Term Equity Incentive Program (“2015 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan (“LTIP Units”).  LTIP Units are earned under the 2015 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period. As of June 30, 2015, no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2015 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	32,207	-	$1,265	$-
December 23, 2014
(2013 Annual EIP) (3)	83,993	3 years	25%/year (1)	55,994	27,998	378	582
December 23, 2014
(2012 Annual EIP) (3)	97,381	3 years	25%/year (1)	146,071	48,690	155	309
December 23, 2014 (3)	258,899	5 years	33% Year 3, 4, 5 (2)	86,299	-	2,101	2,650
	569,105			320,571	76,688	$3,899	$3,541

(1)

25% of the issued shares or LTIP Units vested immediately upon issuance.  In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period (subject to continuous employment through the applicable vesting date).

(2)

On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 258,899 restricted common shares to the executives pursuant to the 2012 Plan, which were subsequently forfeited and replaced with LTIP Units.  None of these LTIP Units will vest prior to the third anniversary of the date of issuance.  Thereafter, 33.3% of each award of LTIP Units will vest on each of the third, fourth and fifth anniversaries of the date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the employment agreements).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

(3)

On December 23, 2014, the 2012 Plan was amended and restated to add LTIP Units as a type of award available under the 2012 Plan. On this date, the Compensation Committee approved an aggregate of 487,081 LTIP Units to certain executive officers.  These executive officers forfeited an aggregate of 487,081 Class A Common Shares, all of which were unvested as of the grant date of the LTIP Units and previously awarded to the executive officers under the 2012 Plan as restricted stock awards. These LTIP Units are subject to the same time-based vesting conditions that applied to the forfeited restricted stock awards.

Stock based compensation expense related to the Annual Long Term Equity Incentive Program of $934 and $717 and $2,130 and $1,526 was incurred during the three and six months ended June 30, 2015 and 2014, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Program as of June 30, 2015 and December 31, 2014 was $3,899 and $3,541, respectively.

Compensation related to the LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 18, 2015, the Compensation Committee approved the 2015 Multi-Year Long Term Equity Incentive Program (“2015 Multi-Year EIP”).  The shares or LTIP Units issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2015 and ends December 31, 2017. As of June 30, 2015, no shares or LTIP Units have been issued to the executive officers in settlement of 2015 Multi-Year EIP awards.

On April 11, 2014, the Compensation Committee approved the 2014 Multi-Year Long Term Equity Incentive Program (“2014 Multi-Year EIP”).  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2014 and ends December 31, 2016. As of June 30, 2015, no common shares have been issued to the executive officers in settlement of 2014 Multi-Year EIP awards.

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year Long Term Equity Incentive Plan (“2013 Multi-Year EIP”).  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of June 30, 2015, no common shares have been issued to the executive officers in settlement of 2013 Multi-Year EIP awards.

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

Stock based compensation expense of $217 and $167 and $384 and $264 was recorded for the three and six months ended June 30, 2015 and 2014, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of June 30, 2015 and December 31, 2014, respectively, was $1,981 and $1,621.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, stock based compensation expense related to restricted common shares issued to employees of the Company of $107 and $88 and $195 and $171 was incurred during the three and six months ended June 30, 2015 and 2014, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2015 and December 31, 2014 was $288 and $322, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Original Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
June 1, 2015	1,651	$25.92	2 years	50% /year	-	-	$41	$-
March 27, 2015	5,208	25.88	2 years	50% /year	600	-	91	-
July 15, 2014	10,352	27.00	2 years	50% /year	6,069	1,532	106	177
June 23, 2014	1,103	26.00	2 years	50% /year	550	-	13	20
March 24, 2014	2,046	22.76	2 years	50% /year	2,046	1,023	-	10
February 13, 2014	462	21.76	2 years	50% /year	462	231	-	2
June 28, 2013	11,899	22.56	2-4 years	25-50% /year	11,199	5,724	14	69
June 29, 2012	13,646	21.12	2-4 years	25-50% /year	12,445	11,242	-	36
June 30, 2011	4,423	22.28	2-4 years	25-50% /year	4,423	3,451	23	8
Total	50,790				37,794	23,203	$288	$322

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 30, 2014, we issued 3,215 shares which do not fully vest until December 31, 2015. Compensation expense incurred for the three and six months ended June 30, 2015 and 2014, respectively, was $23 and $55 and $47 and $110.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	June 30, 2015	December 31, 2014
December 30, 2014	3,215	$29.00	1 year	100%	$47	$93

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the three and six months ended June 30, 2015 and 2014, respectively, was $15 and $15 and $30 and $30.  Unearned compensation related to the multi-year long term equity incentives was $96 and $127 as of June 30, 2015 and December 31, 2014, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
December 30, 2014	2,500	3 years	33% /year	-	-	$60	$73
December 27, 2013	3,000	3 years	33% /year	1,335	1,334	28	38
December 28, 2012	3,000	3 years	33% /year	2,170	2,168	8	16
				3,505	3,502	$96	$127

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $271 and $309 was incurred during the three and six months ended June 30, 2015 and 2014, respectively, and is recorded in general and administrative expense on the statement of operations.  Share grants issued to the Board of Trustees are immediately vested.  On June 1, 2015, an aggregate of 10,442 shares were issued to the Board of Trustees at a price per share on the date of grant of $25.92.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $88 and $98 and $137 and $151 for the three and six months ended June 30, 2015, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2015 and December 31, 2014 was $95 and $81, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2008 Equity Incentive Plan and the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
March 27, 2015	7,438	$25.88	2 years	50% /year	3,762	-	$95	$-
March 24, 2014	7,219	$22.76	2 years	50% /year	7,219	3,750	-	81
Total	14,657				10,981	3,750	$95	$81

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NUMERATOR:
Basic and Diluted*
Income from Continuing Operations	$19,626	$58,586	$15,237	$53,488
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(405)	(1,655)	38	(1,196)
Distributions to Preferred Shareholders	(3,589)	(3,589)	(7,178)	(7,178)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(112)	(125)	(253)	(255)
Income from Continuing Operations attributable to Common Shareholders	15,520	53,217	7,844	44,859

Discontinued Operations
Loss from Discontinued Operations	-	-	-	(1,415)
Loss from Discontinued Operations allocated to Noncontrolling Interests	-	-	-	48
Loss from Discontinued Operations attributable to Common Shareholders	-	-	-	(1,367)

Net Income attributable to Common Shareholders	$15,520	$53,217	$7,844	$43,492

DENOMINATOR:
Weighted average number of common shares - basic	48,530,716	49,623,618	49,053,846	49,903,225
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	299,603	308,213	268,053	257,263
Contingently Issued Shares	213,595	121,558	240,829	142,906
Weighted average number of common shares - diluted	49,043,914	50,053,389	49,562,728	50,303,394

*Income (loss) allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) from continuing operations applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Common Units and Vested LTIP Units	1,896,509	1,728,679	1,866,703	1,728,679
Total potentially dilutive securities excluded from the denominator	1,896,509	1,728,679	1,866,703	1,728,679

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2015 and 2014 totaled $19,757 and $19,909, respectively. The following non-cash investing and financing activities occurred during 2015 and 2014:

	2015	2014
Common Shares issued as part of the Dividend Reinvestment Plan	$32	$23
Acquisition of hotel properties:
Debt assumed, including premium	28,902	24,924
Settlement of development loan receivable principal and accrued interest revenue receivable	-	22,494
Disposition of hotel properties:
Debt assumed by purchaser	-	45,710

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 [UNAUDITED]

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

Disposed Assets

On April 30, 2014, the Company closed on the sale of Hotel 373, New York, NY to an unaffiliated buyer for a total sales price of $37,000 with a gain on sale of approximately $7,227 and reduction of the Company’s mortgage debt by $18,356. This hotel was acquired by the Company in June 2007. The operating results for this hotel are included in income from continuing operations as shown in the consolidated statements of operations for the three and six months ended June 30, 2014 as disposition of this hotel does not represent a strategic shift in our business. The operations from this property included income of $45 and a loss of $151 for the three and six months ended June 30, 2014, respectively.

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties, for an aggregate purchase price of approximately $217,000. In September 2013, our Board of Trustees authorized management of the Company to sell this portfolio. The 16 non-core hotel properties in the portfolio were acquired by the Company between 1999 and 2010. On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties and closed on the remaining four properties in February 2014. The operating results for these four assets were reclassified to discontinued operations in the statement of operations for six months ended June 30, 2014. As we entered into a purchase and sale agreement for this portfolio prior to the adoption of ASU Update No. 2014-08, we recorded $304 of income for discontinued operations during the six months ended June 30, 2014. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties. Lastly, we recorded a gain of $81 during the six months ended June 30, 2014 in connection with the closing of these four hotels.

As of June 30, 2015 and December 31, 2014, we had no assets or liabilities related to assets held for sale.

The following table sets forth the components of discontinued operations for the six months ended June 30, 2014.  We did not record income or loss from discontinued operations for the three months ended June 30, 2014.

Six Months Ended June 30,
2014
Revenue:
Hotel Operating Revenues	$1,939
Total Revenues	1,939
Expenses:
Hotel Operating Expenses	1,145
Gain on Insurance Settlements	60
Real Estate and Personal Property Taxes and Property Insurance	91
General and Administrative	(15)
Interest Expense	354
Total Expenses	1,635

Income from Discontinued Operations	$304

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

BACKGROUND

As of June 30, 2015, we owned interests in 52 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 47 wholly-owned hotels and interests in five hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels.  As of June 30, 2015, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2015 thus far, we continued to see improvements in ADR, RevPAR and operating margins, led by hotels in most of our major locations. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to divest of properties at favorable prices, potentially redeploying that capital in our focus markets or opportunistically repurchasing our common shares. We do not expect to actively pursue investments in joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to select existing joint venture partners.

We expect continued stabilization and improvement in consumer and commercial spending and lodging demand during the second half of 2015.  Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”).  International visitation to the U.S. is expected to grow at a compound annual growth rate of 4.0% through 2019, according to the National Travel and Tourism Office. However, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations) that are consolidated in our financial statements for the three and six months ended June 30, 2015 and 2014.

CONSOLIDATED HOTELS:
	Three Months Ended			Six Months Ended
	June 30			June 30
	2015	2014	% Variance	2015	2014	% Variance

Occupancy	87.8%	86.6%	1.2%	83.4%	81.4%	2.0%
Average Daily Rate (ADR)	$207.76	$195.15	6.5%	$192.66	$181.23	6.3%
Revenue Per Available Room (RevPAR)	$182.39	$169.05	7.9%	$160.65	$147.50	8.9%

Room Revenues	$114,797	$102,202	12.3%	$200,750	$174,617	15.0%
Total Revenues	$127,000	$111,487	13.9%	$222,688	$191,404	16.3%

RevPAR for the three and six months ended June 30, 2015 increased 7.9% and 8.9%, respectively, for our consolidated hotels when compared to the same period in 2014. This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions since June 30, 2014 and the acquisition of hotel properties consummated in 2014 and 2015 that are accretive to RevPAR.  The increase, as noted in the table above, was the result of increases in both occupancy and ADR. Contributing to this increase were our Boston, West Coast, South Florida and Washington, DC markets, in which each of these markets posted RevPAR growth in excess of 10.0% versus the same period in 2014.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended			Six Months Ended
	June 30			June 30
	2015	2014	% Variance	2015	2014	% Variance

Occupancy	72.4%	69.4%	3.0%	69.4%	65.3%	4.1%
Average Daily Rate (ADR)	$176.76	$167.94	5.3%	$166.51	$159.52	4.4%
Revenue Per Available Room (RevPAR)	$127.95	$116.56	9.8%	$115.50	$104.21	10.8%

Room Revenues	$15,939	$16,048	-0.7%	$28,621	$28,537	0.3%
Total Revenues	$22,070	$21,935	0.6%	$39,820	$39,209	1.6%

For our unconsolidated joint venture hotels, RevPAR increased 9.8% and 10.8% for the three and six months ended June 30, 2015, respectively. Results for the three and six months ended June 30, 2015 versus 2014 reflect the overall condition of the market in which our unconsolidated joint venture hotels operate, particularly Boston, where in particular our Holiday Inn Express, South Boston owned through a joint venture posted RevPAR growth of 13.5% and 17.8% for the three and six months ended June 30, 2015 versus 2014.  In addition, the Courtyard Norwich, CT is included in the results for the three and months ended June 30, 2014 but not included in the results for the three and six months ended June 30, 2015 as the owners of the property, Mystic Partners, LLC, transferred the title of the property to the lender during the fourth quarter of 2014.  This property had occupancy of 56.5%, ADR of $116.01 and RevPAR of $67.58 for the three months ended June 30, 2014, and occupancy of 51.6%, ADR of $116.63 and RevPAR of $60.20 for the six months ended June 30, 2014 which were the lowest operating statistics for the Mystic Partners LLC portfolio.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and six months ended June 30, 2015 and 2014 there are 43 and 42 same store hotels, respectively.  The following table outlines operating results for the three and six months ended June 30, 2015 and 2014, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 43 hotels in both years)			(includes 42 hotels in both years)
	Three Months Ended			Six Months Ended
	June 30			June 30
	2015	2014	% Variance	2015	2014	% Variance

Occupancy	87.4%	86.6%	0.8%	82.9%	81.2%	1.7%
Average Daily Rate (ADR)	$204.85	$194.29	5.4%	$188.95	$180.21	4.8%
Revenue Per Available Room (RevPAR)	$179.01	$168.35	6.3%	$156.67	$146.37	7.0%

Room Revenues	$105,168	$98,847	6.4%	$179,615	$167,615	7.2%
Total Revenues	$116,409	$107,659	8.1%	$199,268	$183,488	8.6%

Driven by strong performance in our Boston, West Coast, South Florida and Washington, DC markets, RevPAR for our same store consolidated hotels increased 6.3% and 7.0% during the three and six months ended June 30, 2015, respectively, when compared to the same period in 2014.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2015 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the three months ended June 30, 2015 and 2014.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $15,513, or 13.9%, to $127,000 for the three months ended June 30, 2015 compared to $111,487 for the same period in 2014.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the six months ended June 30, 2014 and the continued growth and stabilization of our existing assets.

Since June 30, 2014, we have acquired interests in one consolidated hotel.  This hotel contributed the following operating revenues for the three months ended June 30, 2015.

Brand	Location	Acquisition Date	Rooms	Three Months Ended June 30, 2015
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$496

Revenues for all hotels were recorded from the date of acquisition or date hotel began operations as hotel operating revenues. Further, hotel operating revenues for the three months ended June 30, 2015 included revenues for a full quarter related to the three hotels that were purchased during the three months ended June 30, 2014. We acquired interests in the following consolidated hotels during the three months ended June 30, 2014:

				Three Months Ended June 30,
Brand	Location	Acquisition Date	Rooms	2015	2014
Parrot Key Resort	Key West, FL	May 7, 2014	148	$3,524	$2,189
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	4,944	1,143
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	1,552	91
			434	$10,020	$3,423

*Date the hotel began operations.

Expenses

Total hotel operating expenses increased 12.6% to approximately $64,134 for the three months ended June 30, 2015 from $56,948 for the three months ended June 30, 2014. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated during the three months ended June 30, 2014 as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 5.0%, or $871, to $18,328 for the three months ended June 30, 2015 from $17,457 for the three months ended June 30, 2014. Real estate and personal property tax and property insurance increased $1,042 or 14.5%, for the three months ended June 30, 2015 when compared to the same period in 2014. This increase is due to our acquisitions consummated during the three months ended June 30, 2014 as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased 14.5% by approximately $685 from $4,738 in the three months ended June 30, 2014 to $5,423 for the same period in 2015.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $206 when comparing the three months ended June 30, 2015 to the same period in 2014.  This increase in share based compensation expense is primarily related to the expense recorded during the three months ended June 30, 2015 related to the 2015 Annual-Year EIP.   Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $1,482 from $1,672 for the three months ended June 30, 2014 to $190 for the same period in 2015. The costs incurred in 2014 were primarily related to our acquisition of the Hilton Garden Inn 52nd Street in New York, NY and Parrot Key Resort in Key West, FL, while the costs incurred in 2015 primarily related to our acquisition of St. Gregory Hotel in Washington, DC.  Also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the three months ended June 30, 2015 was $30,006 compared to operating income of $25,520 during the same period in 2014. Operating income was positively impacted by the improved operating results of our hotels as discussed above.  Offsetting this increase was insurance recoveries of approximately $2,557 recognized during the three months ended June 30, 2014 related to the settlement of insurance claims from Hurricane Sandy.  A similar event did not occur during the three months end June 30, 2015.

Interest Expense

Interest expense decreased  $57 from $10,745 for the three months ended June 30, 2014 to $10,688 for the three months ended June 30, 2015.

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

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $107 to $526 for the three months ended June 30, 2015 compared to income of $419 during the same period in 2014, driven by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Benefit

During the three months ended June 30, 2015, the Company recorded an income tax benefit of $109 compared to income tax expense of $1 for the three months ended June 30, 2014.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended June 30, 2015 was $15,632 compared to income of $53,342 during the same period in 2014.  Excluding the one-time gains discussed above which occurred during the three months ended June 30, 2014, net income applicable to common shareholders increased by approximately $8,177 for the three months ended June 30, 2015 as compared the same period in 2014.  This increase was primarily attributable to acquisitions consummating during the three months ended June 30, 2014 and improved operating results of our remaining portfolio.

Comprehensive income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the three months ended June 30, 2015 was $15,567 compared to comprehensive income of $52,923 for the same period in 2014. This amount was primarily attributable to net income offset by prior year one-time gains as more fully described above. For the three months ended June 30, 2015, we recorded other comprehensive income of $19,561 compared to $58,167 of other comprehensive income for the three months ended June 30, 2014. The decrease in other comprehensive income was primarily due to the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2015 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the six months ended June 30, 2015 and 2014.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $31,284, or 16.3%, to $222,688 for the six months ended June 30, 2015 compared to $191,404 for the same period in 2014.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the six months ended June 30, 2014 and the continued growth and stabilization of our existing assets.

Since June 30, 2014, we have acquired interests in one consolidated hotel.  This hotel contributed the following operating revenues for the six months ended June 30, 2015.

Brand	Location	Acquisition Date	Rooms	Six Months Ended June 30, 2015
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$496

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the six months ended June 30, 2015 included revenues for a full six months related to the six hotels that were purchased during the six months ended June 30, 2014. We acquired interests in the following consolidated hotels during the six months ended June 30, 2014:

				Six Months Ended June 30,
Brand	Location	Acquisition Date	Rooms	2015	2014
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	$4,217	$3,300
Parrot Key Resort	Key West, FL	May 7, 2014	148	8,229	2,189
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	7,865	1,143
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	2,465	91
			556	$22,776	$6,723

*Date the hotel began operations.

Expenses

Total hotel operating expenses increased 14.9% to approximately $121,489 for the six months ended June 30, 2015 from $105,724 for the six months ended June 30, 2014. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since January 1, 2014, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 8.2%, or $2,781, to $36,581 for the six months ended June 30, 2015 from $33,800 for the six months ended June 30, 2014. Real estate and personal property tax and property insurance increased $2,506 or 17.9%, for the six months ended June 30, 2015 when compared to the same period in 2014. This increase is due to our acquisitions since June 30, 2014 as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased 13.1% by approximately $1,130 from $8,640 in the six months ended June 30, 2014 to $9,770 for the same period in 2015.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $633 when comparing the six months ended June 30, 2015 to the same period in 2014.  This increase in share based compensation expense is primarily related to the expense recorded during the six months ended June 30, 2015 related to the 2015 Annual EIP.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $1,498 from $1,806 for the six months ended June 30, 2014 to $308 for the same period in 2015. The costs incurred in 2014 were primarily related to our acquisition of the Hotel Milo in Santa Barbara, CA, Hilton Garden Inn 52nd Street in New York, NY and Parrot Key Resort in Key West, FL, while the costs incurred in 2015 primarily related to our acquisition of St. Gregory Hotel in Washington, DC.  Also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the six months ended June 30, 2015 was $36,647 compared to operating income of $31,144 during the same period in 2014. Operating income was positively impacted by the improved operating results of our hotels as discussed above.  Offsetting this increase was insurance recoveries of approximately $4,602 recognized during the six months ended June 30, 2014 related to the settlement of insurance claims from Hurricane Sandy.  A similar event did not occur during the six months end June 30, 2015.

Interest Expense

Interest expense increased $530 from $20,793 for the six months ended June 30, 2014 to $21,323 for the six months ended June 30, 2015. The increase in interest expense is primarily due to increased borrowings drawn on our unsecured credit facilities and increased mortgage payables.  During 2014, we entered into a new credit facility which allowed for an additional $100,000 in unsecured term loan, which we drew during the second quarter of 2014.

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

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $253 to $252 for the six months ended June 30, 2015 compared to a loss of $1 during the same period in 2014, driven by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Benefit

During the six months ended June 30, 2015, the Company recorded an income tax benefit of $109 compared to an income tax benefit of $107 for the six months ended June 30, 2014.

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

For the six months ended June 30, 2014, we recorded a gain of $81 in connection with the closing of four hotels which were part of a portfolio of 16 non-core hotels. As we entered into a purchase and sale agreement for this portfolio prior to the adoption of ASU Update No. 2014-08, we recorded $304 of income for discontinued operations during the six months ended June 30, 2014. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the six months ended June 30, 2015 was $8,097 compared to income of $43,747 during the same period in 2014.  Excluding the one-time gains discussed above which occurred during the six months ended June 30, 2014, net income applicable to common shareholders increased by approximately $12,282 for the six months ended June 30, 2015 as compared the same period in 2014.  This increase was primarily attributable to acquisitions consummating during the six months ended June 30, 2014 and improved operating results of our remaining portfolio.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the six months ended June 30, 2015 was $7,476 compared to comprehensive income of $43,229 for the same period in 2014. This amount was primarily attributable to net income offset by one-time gains as more fully described above. For the six months ended June 30, 2015, we recorded other comprehensive income of $14,616 compared to $51,555 of other comprehensive income for the six months ended June 30, 2014. The decrease in other comprehensive income was primarily due to the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of June 30, 2015. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of June 30, 2015, the outstanding unsecured term loan balance under the $500,000 senior unsecured credit facility was $250,000 and therefore fully drawn, and we had $128,500 outstanding borrowings under the $250,000 revolving line of credit. As of June 30, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility’s revolving line of credit was $117,245, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $500,000 unsecured credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2015, we have $3,132 of indebtedness maturing on or before December 31, 2015. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $500,000 credit facility and the issuance of our securities.

Common Share Repurchase Plan

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. The current share repurchase program will expire on December 31, 2015. For the six months ended June 30, 2015, the Company repurchased 1,964,151 common shares for an aggregate purchase price of $50,367. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

Acquisitions

During the six months ended June 30, 2015, we acquired the following wholly-owned hotel property:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles	Loan Costs	Total Purchase Price	Assumption of Debt
St. Gregory Hotel, Washington, DC	6/16/2015	$23,704	$33,066	$3,240	$40	$978	$61,028	$28,902	*

*Includes a $3,050 premium as we determined that the stated rate of interest on the assumed mortgage debt was above market.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2015, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Net cash provided by operating activities for the six months ended June 30, 2015 was $52,287 and cash used for the payment of distributions and dividends for the six months ended June 30, 2015 was $36,120.

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

Spending on capital improvements during the six months ended June 30, 2015 decreased when compared to spending on capital improvements during the six months ended June 30, 2014. During the six months ended June 30, 2015, we spent $12,168 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $19,478 during the same period in 2014. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the six months ended June 30, 2015, we spent $916 on hotel development projects compared to $3,063 during the same period of 2014.  Costs incurred during the six months ended June 30, 2014 related to the tower construction at Courtyard Miami Beach and re-development project at Hampton Inn Pearl Street hotels, both of which were completed in 2014.  While the tower at Courtyard Miami Beach and Hampton Inn Pearl Street opened during 2014, it is customary to continue to incur costs for a period of time after the project is deemed complete due to timing of billing.  Projects such as these require significant capital, which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2015 and 2014

Net cash provided by operating activities increased $10,865 from $41,422 for the six months ended June 30, 2014 to $52,287 for the comparable period in 2015. Net income, adjusted for non-cash items reflected in the statement of cash flows for the six months ended June 30, 2015 and 2014, improved by $7,398 for the six months ended June 30, 2015 when compared to 2014. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash used in investing activities for the six months ended June 30, 2015 decreased $114,994, from $161,621 for the six months ended June 30, 2014 compared to $46,627 for 2015.  During the six months ended June 30, 2014, we acquired three hotels and completed one development project as compared to the acquisition of one hotel during the six months ended June 30, 2015.  During the six months ended June 30, 2014 we received $30,300 in proceeds from the disposition of properties, compared to the six months ended June 30, 2015 where we did not have a disposition.

Net cash provided by financing activities for the six months ended June 30, 2015 was $826 compared to net cash used in financing activities for the six months ended June 30, 2014 of $113,177. This is primarily due to an increase of $101,500 in net proceeds under our line of credit included in our revolving credit facility for the six months ended June 30, 2015 as compared to the same period in 2014.  In addition, net payments from mortgages and notes payable were $77,427 higher during the six months ended June 30, 2015, when compared to the same period in 2014.  During the six months ended June 30, 2015, we used $50,367 for the repurchase of common shares, compared to $15,333 used in the six months ended June 30, 2014. Offsetting these net uses of cash were dividends and distributions payable which increased $3,890 during the six months ended June 30, 2015, compared to 2014, due to the increase in our dividend paid on common shares which increased from $.24 to $.28 per share.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income applicable to common shareholders	$15,632	$53,342	$8,097	$43,747
Income (loss) allocated to noncontrolling interest	405	1,655	(38)	1,148
(Income) loss from unconsolidated joint ventures	(526)	(419)	(252)	1
Gain on hotel acquisition	-	(13,609)	-	(13,609)
Development loan recovery	-	(22,494)	-	(22,494)
Gain on disposition of hotel properties	-	(7,227)	-	(7,308)
Loss from impairment of depreciable assets	-	-	-	1,800
Depreciation and amortization	18,328	17,457	36,581	33,800
Funds from consolidated hotel operations applicable to common shareholders and Common Units	33,839	28,705	44,388	37,085

Income (loss) from unconsolidated joint ventures	526	419	252	(1)
Depreciation and amortization of purchase price in excess of historical cost (1)	121	152	241	295
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,680	1,636	2,773	2,507
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	2,327	2,207	3,266	2,801

Funds from Operations applicable to common shareholders and Common Units	$36,166	$30,912	$47,654	$39,886

Weighted Average Common Shares and Common Units
Basic	48,530,716	49,623,618	49,053,846	49,903,225
Diluted	50,940,422	51,782,068	51,429,430	52,032,073

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

As of June 30, 2015, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2015, we are exposed to interest rate risk with respect to variable rate borrowings under our $500,000 credit facility and certain variable rate mortgages and notes payable. As of June 30, 2015, we had total variable rate debt outstanding of $407,298 with a weighted average interest rate of 2.85%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2015 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2015 of $915 and $1,655, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2015, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY, and we have six interest rate swaps related to debt on the Courtyard by Marriott, Westside, Los Angeles, CA, Courtyard by Marriott, Miami Beach, FL, Duane Street Hotel, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2015, approximately 66% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 34% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2015 to be approximately $1,017,065 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2015 to be approximately $1,047,691.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2015, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2015	2016	2017	2018	2019	Thereafter	Total

Fixed Rate Debt	$3,132	$219,111	$203,483	$818	$150,862	$46,623	$624,029
Weighted Average Interest Rate	4.89%	4.42%	3.74%	3.73%	5.41%	5.41%	4.60%

Floating Rate Debt	$-	$-	$1,047	$26,073	$200,129	$51,548	$278,797
Weighted Average Interest Rate	2.63%	2.63%	2.63%	2.65%	3.19%	3.19%	2.82%

	$3,132	$219,111	$204,530	$26,891	$350,991	$98,171	$902,826

Line of Credit Facility	$-	$-	$-	$128,500	$-	$-	$128,500
Weighted Average Interest Rate	-	-	-	2.64%	-	-	2.64%
	$3,132	$219,111	$204,530	$155,391	$350,991	$98,171	$1,031,326

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2015.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common share repurchases (in millions, except average price per share) during the six months ended June 30, 2015 under the $100 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in February 2015, which expires on December 31, 2015, is set forth in the table below.  All such common shares were repurchased pursuant to open market transactions.

In May 2015, our Board of Trustees approved a reverse share split of our issued and outstanding common shares at a ratio of 1-for-4. This reverse share split converted every four issued and outstanding common shares into one common share.  The reverse share split was effective as of 5:00 PM Eastern time on June 22, 2015.  All common share and per share data shown below have been updated to reflect this share split as if it occurred on January 1, 2015.

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2015	-	N/A	N/A	-
February 1 to February 28, 2015	-	N/A	N/A	-
March 1 to March 31, 2015	494,441	$25.44	494,441	$87,413
April 1 to April 30, 2015	160,168	25.56	654,608	83,317
May 1 to May 31, 2015	1,002,970	25.68	1,657,579	57,568
June 1 to June 30, 2015	306,573	25.36	1,964,151	49,971

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

3.2

Articles of Amendment of the Declaration of Trust of Hersha Hospitality Trust (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 23, 2015 and incorporated by reference herein).

10.1	Seventh Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of June 22, 2015.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERSHA HOSPITALITY TRUST

July 29, 2015	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer