Form 10-Q
period 2015-09-30
HERSHA HOSPITALITY TRUST
filed 2015-10-29
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☐Yes ☒No

As of October 28,  2015, the number of Class A common shares of beneficial interest outstanding was 46,041,084  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	September 30, 2015	December 31, 2014
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $83,159 and $84,247	$1,790,077	$1,745,483
Investment in Unconsolidated Joint Ventures	10,934	11,150
Cash and Cash Equivalents	29,304	21,675
Escrow Deposits	18,812	16,941
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $92 and $39	11,601	9,363
Deferred Financing Costs, Net of Accumulated Amortization of $7,370 and $6,938	9,607	8,605
Due from Related Parties	6,456	6,580
Intangible Assets, Net of Accumulated Amortization of $3,828 and $3,514	13,513	7,316
Other Assets	31,734	28,426
Total Assets	$1,922,038	$1,855,539

Liabilities and Equity:
Line of Credit	$-	$-
Unsecured Term Loan	495,000	250,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $52,923 and $54,132	543,559	617,375
Accounts Payable, Accrued Expenses and Other Liabilities	54,919	54,116
Dividends and Distributions Payable	17,026	17,909
Due to Related Parties	6,594	7,203
Total Liabilities	$1,168,646	$998,151

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at September 30, 2015 and December 31, 2014, 46,338,046 and 49,708,771 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, respectively	463	497
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at September 30, 2015 and December 31, 2014	-	-
Accumulated Other Comprehensive Loss	(1,048)	(358)
Additional Paid-in Capital	1,124,995	1,194,547
Distributions in Excess of Net Income	(400,947)	(365,381)
Total Shareholders' Equity	723,539	829,381

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units and LTIP Units	31,449	29,082
Noncontrolling Interests - Consolidated Variable Interest Entity	(1,596)	(1,075)
Total Noncontrolling Interests	29,853	28,007

Total Equity	753,392	857,388

Total Liabilities and Equity	$1,922,038	$1,855,539

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Hotel Operating Revenues	$124,488	$112,927	$347,176	$304,331
Other Revenues	27	50	81	149
Total Revenues	124,515	112,977	347,257	304,480

Operating Expenses:
Hotel Operating Expenses	66,373	60,648	187,862	166,372
Insurance Recoveries	-	-	-	(4,602)
Hotel Ground Rent	768	710	2,223	1,715
Real Estate and Personal Property Taxes and Property Insurance	9,099	8,034	25,591	22,020
General and Administrative (including Share Based Payments of $1,411 and $1,595 and $4,605 and $4,156 for the three and nine months ended September 30, 2015 and 2014, respectively)	4,796	5,670	14,566	14,310
Acquisition and Terminated Transaction Costs	146	338	454	2,144
Depreciation and Amortization	18,814	18,565	55,395	52,365
Contingent Consideration Related to Acquisition of Hotel Property	-	1,000	-	1,000
Total Operating Expenses	99,996	94,965	286,091	255,324

Operating Income	24,519	18,012	61,166	49,156

Interest Income	45	71	144	746
Interest Expense	(11,067)	(11,456)	(32,390)	(32,249)
Other Expense	(9)	(346)	(334)	(476)
Gain on Disposition of Hotel Properties	-	-	-	7,184
Gain on Hotel Acquisitions, net	-	-	-	13,594
Development Loan Recovery	-	-	-	22,494
Loss on Debt Extinguishment	(324)	-	(546)	(644)
Income Before Income (Loss) from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	13,164	6,281	28,040	59,805

Income from Unconsolidated Joint Venture Investments	608	607	860	606

Income Before Income Taxes	13,772	6,888	28,900	60,411

Income Tax Benefit	631	699	740	806

Income from Continuing Operations	14,403	7,587	29,640	61,217

Discontinued Operations (Note 11):
Loss on Disposition of Discontinued Assets	-	-	-	(45)
Impairment of Discontinued Assets	-	-	-	(1,800)
Income from Discontinued Operations, Net of Income Taxes	-	-	-	288
Loss from Discontinued Operations	-	-	-	(1,557)

Net Income	14,403	7,587	29,640	59,660

(Income) Loss Allocated to Noncontrolling Interests	(244)	49	(206)	(1,100)
Preferred Distributions	(3,589)	(3,589)	(10,767)	(10,767)

Net Income Applicable to Common Shareholders	$10,570	$4,047	$18,667	$47,793

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings Per Share:
BASIC
Income from Continuing Operations Applicable to Common Shareholders	$0.22	$0.08	$0.38	$0.98
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	0.00	0.00	(0.03)
Net Income Applicable to Common Shareholders	$0.22	$0.08	$0.38	$0.95

DILUTED
Income from Continuing Operations Applicable to Common Shareholders	$0.22	$0.08	$0.37	$0.97
Loss from Discontinued Operations Applicable to Common Shareholders	0.00	0.00	0.00	(0.03)
Net Income Applicable to Common Shareholders	$0.22	$0.08	$0.37	$0.94

Weighted Average Common Shares Outstanding:
Basic	47,417,452	49,649,379	48,502,387	49,817,680
Diluted*	47,909,549	50,155,497	49,035,700	50,276,464

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Common Units and Vested LTIP Units	1,947,536	1,728,679	1,893,943	1,728,679
Total Potentially Dilutive Securities Excluded from the Denominator	1,947,536	1,728,679	1,893,943	1,728,679

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$14,403	$7,587	$29,640	$59,660
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	506	1,173	596	1,427
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(575)	(368)	(1,286)	(1,141)
	$(69)	$805	$(690)	$286

Comprehensive Income	14,334	8,392	28,950	59,946
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(244)	49	(206)	(1,100)
Less: Preferred Distributions	(3,589)	(3,589)	(10,767)	(10,767)
Comprehensive Income Attributable to Common Shareholders	$10,501	$4,852	$17,977	$48,079

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388
Unit Conversion	8,975	-	-	-	-	132	-	-	132	(8,975)	(132)	-	(132)	-
Repurchase of Common Shares	(3,420,938)	(34)	-	-	-	(71,223)	-	(14,060)	(85,317)	-	-	-	-	(85,317)
Dividends and Distributions declared:
Common Shares ($0.84 per share)	-	-	-	-	-	-	-	(40,173)	(40,173)	-	-	-	-	(40,173)
Preferred Shares	-	-	-	-	-	-	-	(10,767)	(10,767)	-	-	-	-	(10,767)
Common Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(1,436)	-	(1,436)	(1,436)
LTIP Units ($0.84 per share)	-	-	-	-	-	-	-	-	-	-	(522)	-	(522)	(522)
Dividend Reinvestment Plan	1,370	-	-	-	-	35	-	-	35	-	-	-	-	35
Share Based Compensation:
Grants	39,868	-	-	-	-	457	-	-	457	128,842	-	-	-	457
Amortization	-	-	-	-	-	1,047	-	-	1,047	-	3,730	-	3,730	4,777
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(690)	-	(690)	-	-	-	-	(690)
Net Income	-	-	-	-	-	-	-	29,434	29,434	-	727	(521)	206	29,640
Balance at September 30, 2015	46,338,046	463	-	7,600,000	76	1,124,995	(1,048)	(400,947)	723,539	2,319,301	31,449	(1,596)	29,853	753,392

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	50,689,855	2,028	-	7,600,000	76	1,200,798	(376)	(364,568)	837,958	1,728,679	29,523	(342)	29,181	867,139
Repurchase of Common Shares	(656,714)	(26)				(13,637)		(1,621)	(15,284)	-	-	-	-	(15,284)
Dividends and Distributions declared:
Common Shares ($0.76 per share)	-	-	-	-	-	-	-	(38,171)	(38,171)	-	-	-	-	(38,171)
Preferred Shares	-	-	-	-	-	-	-	(10,767)	(10,767)	-	-	-	-	(10,767)
Common Units ($0.76 per share)	-	-		-		-	-	-	-	-	(1,309)	-	(1,309)	(1,309)
Dividend Reinvestment Plan	1,531	-	-	-	-	34	-	-	34	-	-	-	-	34
Share Based Compensation:
Grants	147,810	6	-	-	-	403	-	-	409	-	-	-	-	409
Amortization	-	-	-	-	-	4,326	-	-	4,326	-	-	-	-	4,326
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	286	-	286	-	-	-	-	286
Net Income	-	-	-	-	-	-	-	58,560	58,560	-	1,657	(557)	1,100	59,660
Balance at September 30, 2014	50,182,482	2,008	-	7,600,000	76	1,191,924	(90)	(356,567)	837,351	1,728,679	29,871	(899)	28,972	866,323

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net Income	$29,640	$59,660
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Acquisition of Hotel Assets, Net
Gain on Hotel Acquisitions, Net	-	(13,594)
Contingent Consideration	-	1,000
Development Loan Recovery	-	(22,494)
Gain on Disposition of Hotel Properties	-	(7,139)
Impairment of Hotel Assets	-	1,800
Deferred Taxes	(740)	(806)
Depreciation	55,087	52,056
Amortization	1,175	1,468
Loss on Debt Extinguishment	324	644
Equity in Loss of Unconsolidated Joint Ventures	(860)	(606)
Distributions from Unconsolidated Joint Ventures	958	911
Loss Recognized on Change in Fair Value of Derivative Instrument	83	68
Share Based Compensation Expense	4,605	4,156
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(2,034)	(1,624)
Escrows	(950)	(537)
Other Assets	(2,156)	(844)
Due from Related Parties	124	4,321
(Decrease) Increase in:
Due to Related Parties	(609)	(1,719)
Accounts Payable, Accrued Expenses and Other Liabilities	2,740	1,782
Net Cash Provided by Operating Activities	$87,387	$78,503

Investing Activities:
Purchase of Hotel Property Assets	$(61,415)	$(175,309)
Deposits on Hotel Acquisitions	(1,000)	-
Capital Expenditures	(18,841)	(29,297)
Cash Paid for Hotel Development Projects	(420)	(3,375)
Proceeds from Disposition of Hotel Properties	-	30,128
Net Changes in Capital Expenditure Escrows	549	3,282
Proceeds from Insurance Claims	-	1,881
Distributions from Unconsolidated Joint Venture	127	96
Net Cash Used in Investing Activities	$(81,000)	$(172,594)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS]

	Nine Months Ended September 30,
	2015	2014
Financing Activities:
Proceeds from Borrowings Under Line of Credit, Net	$-	$27,000
Proceeds from Unsecured Term Loan Borrowing	245,000	100,000
Principal Repayment of Mortgages and Notes Payable	(182,684)	(18,775)
Proceeds from Mortgages and Notes Payable	80,750	54,500
Cash Paid for Deferred Financing Costs	(2,344)	(3,338)
Proceeds from Issuance of Preferred Shares, Net	-	(86)
Repurchase of Common Shares	(85,317)	(15,284)
Settlement of Interest Rate Cap	(430)	(8)
Dividends Paid on Common Shares	(41,042)	(36,251)
Dividends Paid on Preferred Shares	(10,767)	(10,767)
Distributions Paid on Common Units	(1,924)	(1,245)
Net Cash Provided by Financing Activities	$1,242	$95,746

Net Increase (Decrease) in Cash and Cash Equivalents	$7,629	$1,655
Cash and Cash Equivalents - Beginning of Period	21,675	36,213

Cash and Cash Equivalents - End of Period	$29,304	$37,868

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of September 30, 2015, we owned an approximate 95.2% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity and common units and LTIP units of limited partnership interest in HHLP (“Common Units”) as equity. LTIP units are a special class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units totaled $31,449 as of September 30, 2015 and $29,082 as of December 31, 2014.  As of September 30, 2015, there were 2,319,301 Common Units outstanding with a fair market value of $52,555, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units, as well as the net income or loss related to the noncontrolling interests of our consolidated variable interest entity, is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Shareholders’ Equity

Terms of the Series B and Series C Preferred Shares outstanding at September 30, 2015 and December 31, 2014 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Nine Months Ended September 30,
Series	September 30, 2015	December 31, 2014	Aggregate Liquidation Preference	Distribution Rate	2015	2014

Series B	4,600,000	4,600,000	$115,000	8.000%	$1.5000	$1.5000
Series C	3,000,000	3,000,000	75,000	6.875%	1.2891	1.2891
Total	7,600,000	7,600,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

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

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares through December 31, 2015.  For the nine months ended September 30, 2015, the Company repurchased 3,420,938 common shares for an aggregate purchase price of $85,317. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In October 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. This new program is in addition to the existing $100,000 program authorized in February 2015 and will commence upon completion of the existing $100,000 common share repurchase program, and will expire on December 31, 2016.  As of October 28, 2015, we have not repurchased any common shares pursuant to the new program as our existing repurchase agreement is still in effect.

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

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at September 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Land	$463,304	$439,540
Buildings and Improvements	1,485,736	1,424,842
Furniture, Fixtures and Equipment	218,047	203,275
	2,167,087	2,067,657

Less Accumulated Depreciation	(377,010)	(322,174)

Total Investment in Hotel Properties	$1,790,077	$1,745,483

Acquisitions

We have acquired the following properties during the nine months ended September 30, 2015:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
St. Gregory Hotel, Washington, DC	6/16/2015	$23,764	$33,005	$3,240	$45		$978	$61,032	$28,902	*
TownePlace Suites, Sunnyvale, CA	8/25/2015	$-	$18,999	$2,348	$6,453	**	$-	$27,800	$-
TOTAL		$23,764	$52,004	$5,588	$6,498		$978	$88,832	$28,902

*Includes a $3,050 premium as we determined that the stated rate of interest on the assumed mortgage debt was above market.

**Acquired ground lease asset of $6,353 with purchase of the property.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the nine months ended September 30, 2015, we paid $160 in acquisition costs related to the above acquired assets.

Included in the consolidated statement of operations for the three and nine months ended September 30, 2015 are total revenues of $2,902 and $3,397, and total net loss of $39 and $36 for the hotels we acquired during the nine months ended September 30, 2015 and consolidated since the date of acquisition of the hotels.

Purchase and Sale Agreement

In October 2015, we entered into a purchase and sale agreement to purchase the Sanctuary Beach Resort in Monterey, CA from an unaffiliated buyer for a total purchase price of $39,500.  The proposed transaction is expected to close in the first quarter of 2016, and is subject to a variety of closing conditions, completion of due diligence and the receipt of lender consent.  As a result, there can be no assurance that we will be able to consummate the acquisition on the schedule or on the terms described.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and nine months ended September 30, 2015 and 2014, are presented as if the hotels acquired by the Company in 2015  had been acquired as of January 1, 2014, and the hotels acquired by the Company in 2014 had been acquired as of January 1, 2013. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2014 and January 1, 2013, nor do they purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro Forma Total Revenues	$125,345	116,512	352,375	322,791

Pro Forma Income from Continuing Operations	$14,753	7,889	30,322	65,340
Loss from Discontinued Operations	-	-	-	(1,557)
Pro Forma Net Income	14,753	7,889	30,322	63,783
(Loss) Income Allocated to Noncontrolling Interest	(258)	39	(232)	(1,238)
Preferred Distributions	(3,589)	(3,589)	(10,767)	(10,767)
Pro Forma Net Income Applicable to Common Shareholders	$10,906	$4,339	$19,323	$51,778

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.23	$0.09	$0.40	$1.04
Diluted	$0.23	$0.09	$0.39	$1.03

Weighted Average Common Shares Outstanding
Basic	47,417,452	49,649,379	48,502,387	49,817,680
Diluted	47,909,549	50,155,497	49,035,700	50,276,464

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2015 and December 31, 2014, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	September 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2015	2014

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$983	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,753	4,680
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	5,198	5,556
				$10,934	$11,150

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

Income recognized during the three and nine months ended September 30, 2015 and 2014, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SB Partners, LLC	$297	$238	$494	$322
Hiren Boston, LLC	391	332	598	480
Mystic Partners, LLC	(80)	37	(232)	(196)
Income from Unconsolidated Joint Venture Investments	$608	$607	$860	$606

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

Balance Sheets
	September 30,	December 31,
	2015	2014
Assets
Investment in Hotel Properties, Net	$105,483	$106,430
Other Assets	20,232	19,032
Total Assets	$125,715	$125,462

Liabilities and Equity
Mortgages and Notes Payable	$113,976	$115,446
Other Liabilities	33,215	30,832
Equity:
Hersha Hospitality Trust	23,193	23,060
Joint Venture Partner(s)	(44,669)	(43,876)
Total Equity	(21,476)	(20,816)

Total Liabilities and Equity	$125,715	$125,462

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Room Revenue	$16,069	$16,952	$44,690	$45,489
Other Revenue	4,911	4,860	16,110	15,532
Operating Expenses	(14,107)	(14,188)	(41,613)	(41,357)
Lease Expense	(288)	(270)	(839)	(793)
Property Taxes and Insurance	(779)	(723)	(2,254)	(2,222)
General and Administrative	(1,402)	(1,493)	(4,140)	(4,385)
Depreciation and Amortization	(1,709)	(1,655)	(4,848)	(4,849)
Interest Expense	(1,693)	(1,742)	(4,950)	(5,273)
Debt Extinguishment and Gain on Debt Forgiveness	-	3,027	-	(2,057)
Gain (Loss) allocated to Noncontrolling Interests	5	(27)	(80)	149

Net Income	$1,007	$4,741	$2,076	$234

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
Company's share of equity recorded on the joint ventures' financial statements	$23,193	$23,060
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(12,259)	(11,910)
Investment in Unconsolidated Joint Ventures	$10,934	$11,150

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	10,157	7,883
Deferred Tax Asset, Net of Valuation Allowance of $804	12,189	11,448
Other	7,840	7,547
	$31,734	$28,426

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $12,189 of net deferred tax assets as of September 30, 2015. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $12,189 of net deferred tax assets in the future.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

We had total mortgages payable at September 30, 2015 and December 31, 2014 of $543,559 and $617,375, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.44% to 6.50% as of September 30, 2015. Included in these balances are net premiums of $3,851 and $1,584 as of September 30, 2015 and December 31, 2014, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $6,404 and $7,908 and $20,372 and $23,428 during the three and nine months ended September 30, 2015 and 2014, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing two of our hotel properties were not met as of September 30, 2015. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loan agreements.

As of September 30, 2015, the maturity dates for the outstanding mortgage loans ranged from May 2016 to April 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable was 3.36% and 3.30% and 3.31% and 3.26% during the three and nine months ended September 30, 2015 and 2014, respectively.  Interest expense in the amount of $434 and $426 and $1,278 and $1,264 was recorded for the three and nine months ended September 30, 2015 and 2014, respectively.

Credit Facilities

On August 10, 2015, we entered into a $300,000 senior unsecured term loan agreement with Citigroup Global Markets Inc. and various other lenders.  The term loan expires on August 10, 2020. At the time of the closing, we advanced $210,000 as a single draw and have, subject to operating and borrowing base limitations, the ability to draw the remaining $90,000 over the following 360 days.  As of September 30, 2015, we drew an additional $35,000 on the term loan. This new term loan expands our senior unsecured borrowing capacity from $500,000 to $800,000.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time on our $500,000 unsecured credit facility and $300,000 unsecured term loan is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of September 30, 2015, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Philadelphia, PA
- Holiday Inn, Wall Street, NY	- Hampton Inn, Washington, DC
- Holiday Inn Express, Times Square, NY	- Hyatt Place, King of Prussia, PA
- Residence Inn, Norwood, MA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Holiday Inn Express (Water Street), New York, NY
- Candlewood Suites, Times Square, NY	- Courtyard, San Diego, CA
- Hampton Inn, Times Square, NY	- Residence Inn, Coconut Grove, FL
- Winter Haven, Miami, FL	- Blue Moon, Miami, FL
- Hampton Inn, Pearl Street, NY	- Parrot Key Resort, Key West, FL
- Residence Inn, Greenbelt, MD	- Courtyard, Brookline, MA
- Courtyard, Miami, FL	- TownePlace Suites, Sunnyvale, CA

The interest rate for the $500,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.70% to 2.45% for the revolving line of credit and 1.60% to 2.35% for the unsecured term loan. The $300,000 unsecured term loan’s interest rate is based on a pricing grid with a range of one month U.S. LIBOR plus 1.50% to 2.25%.  As noted above, we refinanced our credit facility during the nine months ended September 30, 2014. Prior to this refinancing, the pricing grid for the revolving line of credit and unsecured term loan was U.S. LIBOR plus 1.75% to 2.65%.

As of September 30, 2015, we had borrowed $250,000 in unsecured term loans under the $500,000 unsecured credit facility, $150,000 for which we had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 2.914%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information. As of September 30, 2015, we had borrowed $245,000 under the $300,000 unsecured term loan.

As of September 30, 2015, we had no balance outstanding on the revolving line of credit. As of December 31, 2014, the outstanding unsecured $250,000 term loan under the $500,000 unsecured credit facility was fully drawn and the $250,000 revolving line of credit had no balance outstanding.

The credit agreements providing for the $500,000 unsecured credit facility and $300,000 unsecured term loan include certain financial covenants and require that we maintain: (1) a minimum tangible net worth of $900,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.45 to 1.00, which increases to 1.50 to 1.00 as of January 1, 2016;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 50%, which decreases to 45% as of January 1, 2016.

The Company is in compliance with each of the covenants listed above as of September 30, 2015. As of September 30, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility was $245,745 and under the $300,000 unsecured term loan was $55,000 based on the borrowing base assets at September 30, 2015.

The Company recorded interest expense of $2,844 and $1,809 and $6,824 and $4,461 related to borrowings drawn on each of the aforementioned credit facilities for the three and nine months ended September 30, 2015 and 2014, respectively. The weighted average interest rate on our credit facilities was 2.66% and 2.73% and 2.72% and 2.85% for the three and nine months ended September 30, 2015 and 2014, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

Capitalized Interest

We utilize cash, mortgage debt and our unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the unsecured credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and nine months ended September 30, 2015 and 2014, we capitalized $0 and $0 and $0 and $458, respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages and notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense.  As of September 30, 2015, deferred costs were $9,607, net of accumulated amortization of $7,370. Amortization of deferred costs for the three and nine months ended September 30, 2015 and 2014 was $619 and $710 and $1,996 and $2,064, respectively.

New Debt/Refinance

On August 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $60,000 secured by the Courtyard by Marriott, Miami, FL. In connection with this transaction, we terminated the interest rate swap associated with the mortgage on this property. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on this transaction. The loan was due to mature on  July 1, 2016, and we incurred approximately $324  in expense in unamortized deferred financing costs and fees.

On June 10, 2015, we refinanced the outstanding mortgage debt with an original principal balance of $55,000 secured by the Hyatt Union Square, NY and simultaneously entered into a new mortgage obligation of $55,750, incurring a loss on debt extinguishment of approximately $212. The new mortgage debt bears interest at a variable rate of one month U.S dollar LIBOR plus 2.30% and matures on June 10, 2019. Also on June 10, 2015, we entered into an interest rate cap that matures June 10, 2016 that effectively limits the interest at 3.00% per annum. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate cap.

On April 10, 2015, we refinanced the outstanding mortgage debt with an original principal balance of $38,913 secured by the Courtyard by Marriott, Brookline, MA. The loan was due to mature in July 2015, and we incurred approximately $10  in expense in unamortized deferred financing costs and fees.

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

On February 28, 2014, we refinanced our previous $400,000 unsecured credit facility with a $500,000 unsecured credit facility with Citigroup Global Markets Inc. and various other lenders. As a result of this refinancing, we expensed $579 in unamortized deferred financing costs and fees during the nine months ended September 30, 2014.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned taxable REIT subsidiary ("TRS"), 44 New England, and certain of our joint venture entities engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, including HHMLP, as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have similar terms.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and nine months ended September 30, 2015 and 2014, base management fees incurred totaled $3,710 and $3,271 and $10,086 and $8,998, respectively, and are recorded as Hotel Operating Expenses. For the three and nine months ended September 30, 2015 and 2014, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and nine months ended September 30, 2015 and 2014 were $7,528 and $7,041 and $20,760 and $19,033, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and nine months ended September 30, 2015 and 2014, the Company incurred accounting fees of $379 and $354 and $1,100, and $1,056,  respectively. For the three and nine months ended September 30, 2015 and 2014, the Company incurred information technology fees of $114 and $104 and $326 and $312, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and nine months ended September 30, 2015 and 2014, we incurred fees of $224 and $119 and $607 and $565,  respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

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

Hotel Supplies

For the three and nine months ended September 30, 2015 and 2014, we incurred charges for hotel supplies of $49,  $57,  $142 and $166, respectively. For the three and nine months ended September 30, 2015 and 2014, we incurred charges for capital expenditure purchases of $820 and $2,818 and $3,614 and $8,342, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $1 and $2 is included in accounts payable at September 30, 2015 and December 31, 2014, respectively.

Due From Related Parties

The due from related parties balance as of September 30, 2015 and December 31, 2014 was approximately $6,456 and $6,580, respectively. The balances primarily consisted of working capital deposits made to HHMLP and related party service providers..

Due to Related Parties

The balance due to related parties as of September 30, 2015 and December 31, 2014 was approximately $6,594 and $7,203, respectively. The balances consisted of amounts payable to HHMLP and related party service providers for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three and nine months ended September 30, 2015 and 2014, we incurred $768 and $710 and $2,223 and $1,715, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

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

As of September 30, 2015, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of September 30, 2015 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2015	December 31, 2014

Capitol Hill Hotel, Washington, DC*	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	$ -	$-	$(8)
Hilton Garden Inn 52nd Street, New York, NY	Cap	1.100%	1-Month LIBOR + 2.90%	May 27, 2014	June 1, 2015	45,000	-	-
Courtyard, LA Westside, Culver City, LA	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	28,500	-	(174)
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	-	9
Courtyard, Miami, FL***	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	-	-	(218)
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.35%	November 5, 2012	November 5, 2016	100,000	(137)	272
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.35%	December 18, 2012	November 5, 2016	50,000	(99)	85
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,214	(55)	(29)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	45,000	(410)	(149)
Hyatt, Union Square, New York, NY**	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	145	-
							$(556)	$(212)

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

*** On August 10, 2015, we paid off the debt associated with Courtyard, Miami, FL, and therefore, terminated the interest rate swap associated with the mortgage on this property. As a result of this termination, we expensed $190 in fees. See “Note 5 – Debt” for more information regarding this pay-off.

The fair value of certain swaps and our interest rate caps is included in other assets at September 30, 2015 and December 31, 2014 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at September 30, 2015 and December 31, 2014.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $69 and a gain of $805 for the three months ended September 30, 2015 and 2014, respectively, and a loss of $690 and a gain of $286 for the nine months ended September 30, 2015 and 2014, respectively. These unrealized losses/gains were reflected on our consolidated balance sheet in accumulated other comprehensive loss/gain.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $575 and $368,  and $1,286 and $1,141 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense for the three and nine months ended Septeber 30, 2015 and 2014, respectively. For the next twelve months ending September 30, 2016, the Company estimates that an additional $710 will be reclassified as an increase to interest expense.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of September 30, 2015, the carrying value and estimated fair value of the Company’s debt were $1,090,107 and $1,084,450, respectively.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt was $918,923 and $916,877, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

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

On March 18, 2015, the Compensation Committee approved the 2015 Annual Long Term Equity Incentive Program (“2015 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan (“LTIP Units”).  LTIP Units are earned under the 2015 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period. As of Sepember 30, 2015, no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2015 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	32,207	-	$1,012	$-
December 23, 2014
(2013 Annual EIP) (3)	83,993	3 years	25%/year (1)	55,994	27,998	276	582
December 23, 2014
(2012 Annual EIP) (3)	97,381	3 years	25%/year (1)	146,071	48,690	77	309
December 23, 2014 (3)	258,899	5 years	33% Year 3, 4, 5 (2)	86,299	-	1,827	2,650
	569,105			320,571	76,688	$3,192	$3,541

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

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

Stock based compensation expense related to the Annual Long Term Equity Incentive Program of $1,001 and $1,215 and $3,132 and $2,740 was incurred during the three and nine months ended September 30, 2015 and 2014, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Program as of September 30, 2015 and December 31, 2014 was $3,192 and $3,541, respectively.

Compensation related to the LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 18, 2015, the Compensation Committee approved the 2015 Multi-Year Long Term Equity Incentive Program (“2015 Multi-Year EIP”).  The shares or LTIP Units issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2015 and ends December 31, 2017. As of September 30, 2015, no shares or LTIP Units have been issued to the executive officers in settlement of 2015 Multi-Year EIP awards.

On April 11, 2014, the Compensation Committee approved the 2014 Multi-Year Long Term Equity Incentive Program (“2014 Multi-Year EIP”).  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2014 and ends December 31, 2016. As of September 30, 2015, no common shares have been issued to the executive officers in settlement of 2014 Multi-Year EIP awards.

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year Long Term Equity Incentive Plan (“2013 Multi-Year EIP”).  The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of September 30, 2015, no common shares have been issued to the executive officers in settlement of 2013 Multi-Year EIP awards.

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

Stock based compensation expense of $217 and $167 and $601 and $431 was recorded for the three and nine months ended September 30, 2015 and 2014, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of September 30, 2015 and December 31, 2014, respectively, was $1,764 and $1,621.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, stock based compensation expense related to restricted common shares issued to employees of the Company of  $135 and $120 and $330 and  $294 was incurred during the three and nine months ended September 30, 2015 and 2014, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2015 and December 31, 2014 was $599 and $322, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Original Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
July 14, 2015	15,817	$28.09	2-4 years	25-50% /year	-	-	$382	$-
June 1, 2015	1,651	25.92	2 years	50% /year	-	-	36	-
March 27, 2015	5,208	25.88	2 years	50% /year	600	-	66	-
July 15, 2014	10,352	27.00	2 years	50% /year	6,069	1,532	77	177
June 23, 2014	1,103	26.00	2 years	50% /year	550	-	10	20
March 24, 2014	2,046	22.76	2 years	50% /year	2,046	1,023	-	10
February 13, 2014	462	21.76	2 years	50% /year	462	231	-	2
June 28, 2013	11,899	22.56	2-4 years	25-50% /year	11,199	5,724	11	69
June 29, 2012	13,646	21.12	2-4 years	25-50% /year	12,445	11,242	17	36
June 30, 2011	4,423	22.28	2-4 years	25-50% /year	4,423	3,451	-	8
Total	66,607				37,794	23,203	$599	$322

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On December 30, 2014, we issued 3,215 shares which do not fully vest until December 31, 2015. Compensation expense incurred for the three and nine months ended September 30, 2015 and 2014, respectively, was $23 and $55 and $70 and $165.  The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	September 30, 2015	December 31, 2014
December 30, 2014	3,215	$29.00	1 year	100%	$23	$93

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the three and nine months ended September 30, 2015 and 2014, respectively, was $15 and $15 and $45 and $45.  Unearned compensation related to the multi-year long term equity incentives was $81 and $127 as of September 30, 2015 and December 31, 2014, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
December 30, 2014	2,500	3 years	33% /year	-	-	$54	$73
December 27, 2013	3,000	3 years	33% /year	1,335	1,334	23	38
December 28, 2012	3,000	3 years	33% /year	2,170	2,168	4	16
				3,505	3,502	$81	$127

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $271 and $309 was incurred during the nine months ended September 30, 2015 and 2014, respectively, and is recorded in general and administrative expense on the statement of operations.  Share grants issued to the Board of Trustees are immediately vested.  On June 1, 2015, an aggregate of 10,442 shares were issued to the Board of Trustees at a price per share on the date of grant of $25.92.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $20 and $23 and $156 and $172 for the three and nine months ended September 30, 2015, respectively.  Unearned compensation related to the restricted share awards as of September 30, 2015 and December 31, 2014 was $95 and $81, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2012 Equity Incentive Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
March 27, 2015	7,438	$25.88	2 years	50% /year	3,762	-	$95	$-
March 24, 2014	7,219	$22.76	2 years	50% /year	7,219	3,750	-	81
Total	14,657				10,981	3,750	$95	$81

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NUMERATOR:
Basic and Diluted*
Income from Continuing Operations	$14,403	$7,587	$29,640	$61,217
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(244)	49	(206)	(1,152)
Distributions to Preferred Shareholders	(3,589)	(3,589)	(10,767)	(10,767)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(116)	(149)	(369)	(403)
Income from Continuing Operations attributable to Common Shareholders	10,454	3,898	18,298	48,895

Discontinued Operations
Loss from Discontinued Operations	-	-	-	(1,557)
Loss from Discontinued Operations allocated to Noncontrolling Interests	-	-	-	52
Loss from Discontinued Operations attributable to Common Shareholders	-	-	-	(1,505)

Net Income attributable to Common Shareholders	$10,454	$3,898	$18,298	$47,390

DENOMINATOR:
Weighted average number of common shares - basic	47,417,452	49,649,379	48,502,387	49,817,680
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	259,008	346,866	276,486	301,347
Contingently Issued Shares	233,089	159,252	256,827	157,437
Weighted average number of common shares - diluted	47,909,549	50,155,497	49,035,700	50,276,464

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Common Units and Vested LTIP Units	1,947,536	1,728,679	1,893,943	1,728,679
Total potentially dilutive securities excluded from the denominator	1,947,536	1,728,679	1,893,943	1,728,679

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the nine months ended September 30, 2015 and 2014 totaled $29,976 and $30,538, respectively. The following non-cash investing and financing activities occurred during 2015 and 2014:

	2015	2014
Common Shares issued as part of the Dividend Reinvestment Plan	$35	$34
Acquisition of hotel properties:
Debt assumed, including premium	28,902	24,924
Settlement of development loan receivable principal and accrued interest revenue receivable	-	22,494
Disposition of hotel properties:
Debt assumed by purchaser	-	45,710

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 [UNAUDITED]

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

Disposed Assets

On April 30, 2014, the Company closed on the sale of Hotel 373, New York, NY to an unaffiliated buyer for a total sales price of $37,000 with a gain on sale of approximately $7,227 and reduction of the Company’s mortgage debt by $18,356. This hotel was acquired by the Company in June 2007. The operating results for this hotel are included in income from continuing operations as shown in the consolidated statements of operations for the nine months ended September 30, 2014 as disposition of this hotel does not represent a strategic shift in our business. The operations from this property included income of $17 and a loss of $133 for the nine months ended September 30, 2014, respectively.

On September 20, 2013, the Company entered into a purchase and sale agreement to dispose of a portfolio of 16 non-core hotel properties, for an aggregate purchase price of approximately $217,000. The 16 non-core hotel properties in the portfolio were acquired by the Company between 1999 and 2010. On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties and closed on the remaining four properties in February 2014. The operating results for these four assets were reclassified to discontinued operations in the statement of operations for nine months ended September 30, 2014. As we entered into a purchase and sale agreement for this portfolio prior to the adoption of ASU Update No. 2014-08, we recorded $288 of income for discontinued operations during the nine months ended September 30, 2014. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties. Lastly, we recorded a loss of $45 during the nine months ended September 30, 2014 in connection with the closing of these four hotels.

As of September 30, 2015 and December 31, 2014, we had no assets or liabilities related to assets held for sale.

The following table sets forth the components of discontinued operations for the nine months ended September 30, 2014.  We did not record income or loss from discontinued operations for the three months ended September 30, 2014.

Nine Months Ended September 30,
2014
Revenue:
Hotel Operating Revenues	$1,940
Total Revenues	1,940
Expenses:
Hotel Operating Expenses	1,148
Gain on Insurance Settlements	74
Real Estate and Personal Property Taxes and Property Insurance	91
General and Administrative	(15)
Interest Expense	354
Total Expenses	1,652

Income from Discontinued Operations	$288

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

BACKGROUND

As of September 30, 2015, we owned interests in 53 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 48 wholly-owned hotels and interests in five hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels.  As of September 30, 2015, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations) that are consolidated in our financial statements for the three and nine months ended September 30, 2015 and 2014.

CONSOLIDATED HOTELS:
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	% Variance	2015	2014	% Variance

Occupancy	87.4%	86.2%	1.2%	84.8%	83.1%	1.7%
Average Daily Rate (ADR)	$199.45	$189.47	5.3%	$195.06	$184.21	5.9%
Revenue Per Available Room (RevPAR)	$174.38	$163.35	6.8%	$165.36	$153.03	8.1%

Room Revenues	$113,645	$103,546	9.8%	$314,395	$278,163	13.0%
Total Revenues	$124,488	$112,927	10.2%	$347,176	$304,331	14.1%

RevPAR for the three and nine months ended September 30, 2015 increased 6.8% and 8.1%, respectively, for our consolidated hotels when compared to the same period in 2014. This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions since September 30, 2014 and the acquisition of hotel properties consummated in 2014 and 2015 that are accretive to RevPAR.  The increase, as noted in the table above, was the result of increases in both occupancy and ADR. Contributing to this increase were our Boston, West Coast, and South Florida markets, in which each of these markets posted RevPAR growth in excess of 10.0% versus the same period in 2014.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	% Variance	2015	2014	% Variance

Occupancy	70.2%	73.4%	-3.2%	69.6%	68.0%	1.6%
Average Daily Rate (ADR)	$181.78	$170.44	6.7%	$171.69	$163.43	5.1%
Revenue Per Available Room (RevPAR)	$127.59	$125.05	2.0%	$119.58	$111.13	7.6%

Room Revenues	$16,069	$16,952	-5.2%	$44,690	$45,489	-1.8%
Total Revenues	$20,980	$21,812	-3.8%	$60,800	$61,021	-0.4%

For our unconsolidated joint venture hotels, RevPAR increased 2.0% and 7.6% for the three and nine months ended September 30, 2015, respectively. Results for the three and nine months ended September 30, 2015 versus 2014 reflect the overall condition of the market in which our unconsolidated joint venture hotels operate, particularly Boston, where in particular our Holiday Inn Express, South Boston owned through a joint venture posted RevPAR growth of 10.6% and 14.8% for the three and nine months ended September 30, 2015 versus 2014.  In addition, the Courtyard Norwich, CT is included in the results for the three and nine months ended September 30, 2014 but not included in the results for the three and nine months ended September 30, 2015 as the owner of the property, Mystic Partners, LLC, transferred the title of the property to the lender during the fourth quarter of 2014.  This property had occupancy of 70.4%, ADR of $103.67 and RevPAR of $73.00 for the three months ended September 30, 2014, and occupancy of 61.2%, ADR of $104.43 and RevPAR of $63.94 for the nine months ended September 30, 2014 which was the lowest operating statistics for the Mystic Partners, LLC portfolio.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and nine months ended September 30, 2015 and 2014 there are 43 and 42 same store hotels, respectively.  The following table outlines operating results for the three and nine months ended September 30, 2015 and 2014, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 43 hotels in both years)			(includes 42 hotels in both years)
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	% Variance	2015	2014	% Variance

Occupancy	87.6%	86.2%	1.4%	84.3%	82.7%	1.6%
Average Daily Rate (ADR)	$200.17	$189.47	5.6%	$191.36	$182.05	5.1%
Revenue Per Available Room (RevPAR)	$175.31	$163.35	7.3%	$161.38	$150.57	7.2%

Room Revenues	$111,140	$103,546	7.3%	$279,050	$260,157	7.3%
Total Revenues	$121,527	$112,893	7.6%	$308,014	$284,315	8.3%

Driven by strong performance in our Boston, West Coast, South Florida and Philadelphia markets, RevPAR for our same store consolidated hotels increased 7.3% and 7.2% during the three and nine months ended September 30, 2015, respectively, when compared to the same period in 2014.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended September 30, 2015 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the three months ended September 30, 2015 and 2014.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $11,561, or 10.2%, to $124,488 for the three months ended September 30, 2015 compared to $112,927 for the same period in 2014.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the nine months ended September 30, 2014 and the continued growth and stabilization of our existing assets.

Since September 30, 2014, we have acquired interests in two consolidated hotels.  These hotels contributed the following operating revenues for the three months ended September 30, 2015.

Brand	Location	Acquisition Date	Rooms	Three Months Ended September 30, 2015
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$2,342
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	560
			249	$2,902

Expenses

Total hotel operating expenses increased 9.4% to approximately $66,373 for the three months ended September 30, 2015 from $60,648 for the three months ended September 30, 2014. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since September 30, 2014, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 1.3%, or $249, to $18,814 for the three months ended September 30, 2015 from $18,565 for the three months ended September 30, 2014. Real estate and personal property tax and property insurance increased $1,065 or 13.3%, for the three months ended September 30, 2015 when compared to the same period in 2014. This increase is due to our acquisitions consummated since September 30, as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense decreased 15.4% by approximately $874 from $5,670 in the three months ended September 30, 2014 to $4,796 for the same period in 2015.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation decreased $184 when comparing the three months ended September 30, 2015 to the same period in 2014.  This decrease in share based compensation expense is primarily related to the expense accrual recorded during the three months ended September 30, 2015 related to the 2015 Annual-Year EIP as compared to the expense accrual recorded during the three months ended September 30, 2014 related to the 2014 Annual Year EIP.   Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $192 from $338 for the three months ended September 30, 2014 to $146 for the same period in 2015. The costs incurred in 2014 were primarily related to our acquisition of the Hilton Garden Inn 52nd Street in New York, NY and Parrot Key Resort in Key West, FL, while the costs incurred in 2015 primarily related to our acquisitions of St. Gregory Hotel in Washington, DC and TownePlace Suites in Sunnyvale, CA.  Also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the three months ended September 30, 2015 was $24,519 compared to operating income of $18,012 during the same period in 2014. Operating income was positively impacted by the improved operating results of our hotels as discussed above.

Interest Expense

Interest expense decreased  $389 from $11,456 for the three months ended September 30, 2014 to $11,067 for the three months ended September 30, 2015.  While our borrowings have increased in total since September 30, 2014, we have repaid several secured mortgage indebtedness with draws from our unsecured $250,000 revolving line of credit and $300,000 unsecured term loan, which bears a lower interest rate than the debt which was repaid.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $1 to $608 for the three months ended September 30, 2015 compared to income of $607 during the same period in 2014.

Income Tax Benefit

During the three months ended September 30, 2015, the Company recorded an income tax benefit of $631 compared to an income tax benefit of $699 for the three months ended September 30, 2014.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended September 30, 2015 was $10,570 compared to income of $4,047 during the same period in 2014.  Net income applicable to common shareholders increased by approximately $6,523 for the three months ended September 30, 2015 as compared the same period in 2014.  This increase was primarily attributable to acquisitions consummating during 2015 and improved operating results of our remaining portfolio.

Comprehensive income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the three months ended September 30, 2015 was $10,501 compared to comprehensive income of $4,852 for the same period in 2014.  For the three months ended September 30, 2015, we recorded other comprehensive loss of $69 compared to $805 of other comprehensive income for the three months ended September 30, 2014. The decrease in other comprehensive income was primarily due to the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the nine months ended September 30, 2015 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the nine months ended September 30, 2015 and 2014.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $42,845, or 14.1%, to $347,176 for the nine months ended September 30, 2015 compared to $304,331 for the same period in 2014.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the nine months ended September 30, 2014 and the continued growth and stabilization of our existing assets.

Since September 30, 2014, we have acquired interests in two consolidated hotels.  These hotels contributed the following operating revenues for the nine months ended September 30, 2015.

Brand	Location	Acquisition Date	Rooms	Nine Months Ended September 30, 2015
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$2,838
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	559
			249	$3,397

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the nine months ended September 30, 2015 included revenues for a full nine months related to the four hotels that were purchased or opened during the nine months ended September 30, 2014. We acquired interests in the following three consolidated hotels and opened the Hampton Inn Pearl Street during the nine months ended September 30, 2014:

				Nine Months Ended September 30,
Brand	Location	Acquisition Date	Rooms	2015	2014
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	$7,303	$6,576
Parrot Key Resort	Key West, FL	May 7, 2014	148	11,363	5,411
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	12,857	5,430
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	4,048	1,372
			556	$35,571	$18,789

*Date the hotel began operations.

Expenses

Total hotel operating expenses increased 12.9% to approximately $187,862 for the nine months ended September 30, 2015 from $166,372 for the nine months ended September 30, 2014. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since January 1, 2014, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 5.8%, or $3,030, to $55,395 for the nine months ended September 30, 2015 from $52,365 for the nine months ended September 30, 2014. Real estate and personal property tax and property insurance increased $3,571 or 16.2%, for the nine months ended September 30, 2015 when compared to the same period in 2014. This increase is due to our acquisitions since September 30, 2014 as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased 1.8% by approximately $256 from $14,310 in the nine months ended September 30, 2014 to $14,566 for the same period in 2015.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $449 when comparing the nine months ended September 30, 2015 to the same period in 2014.  This increase in share based compensation expense is due primarily related to the larger number of share awards issued under the 2014 Annual EIP for the nine months ended September 30, 2015 compared to the number of share awards issued under the 2013 Annual EIP during the nine months ended September 30, 2014.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $1,690 from $2,144 for the nine months ended September 30, 2014 to $454 for the same period in 2015. The costs incurred in 2014 were primarily related to our acquisition of the Hotel Milo in Santa Barbara, CA, Hilton Garden Inn 52nd Street in New York, NY and Parrot Key Resort in Key West, FL, while the costs incurred in 2015 primarily related to our acquisitions of St. Gregory Hotel in Washington, DC and TownePlace Suites in Sunnyvale, CA.  Also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the nine months ended September 30, 2015 was $61,166 compared to operating income of $49,156 during the same period in 2014. Operating income was positively impacted by the improved operating results of our hotels as discussed above.  Offsetting this increase was insurance recoveries of approximately $4,602 recognized during the nine months ended September 30, 2014 related to the settlement of insurance claims from Hurricane Sandy.  A similar event did not occur during the nine months ended September 30, 2015.

Interest Expense

Interest expense increased $141 from $32,249 for the nine months ended September 30, 2014 to $32,390 for the nine months ended September 30, 2015. Our borrowings have increased in total since January 1, 2014, largely in part because of increased borrowings drawn on our unsecured credit facility and unsecured term loan.  However, these borrowings were used to repay several secured mortgage indebtedness in the nine months ended September 30, 2015.  The borrowings on our unsecured credit facility and unsecured term loan bear interest at a lower interest rate than the mortgage loans in which the proceeds were used to repay, thereby compressing the increase in interest expense for the nine months ended September 30, 2015 as compared to the same period in 2014.  During 2014, we entered into a new credit facility which allowed for an additional $100,000 in unsecured term loan, which we drew during the second quarter of 2014.    On August 10, 2015, we entered into a $300,000 senior unsecured term loan with Citigroup Global Markets Inc. and various other lenders, from which we drew $210,000 at closing.  Subsequent to this closing, we drew an additional $35,000 prior to September 30, 2015.

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

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $254 to $860 for the nine months ended September 30, 2015 compared to an income of $606 during the same period in 2014, driven by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Benefit

During the nine months ended September 30, 2015, the Company recorded an income tax benefit of $740 compared to an income tax benefit of $806 for the nine months ended September 30, 2014.

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

For the nine months ended September 30, 2014, we recorded a loss of $45 in connection with the closing of four hotels which were part of a portfolio of 16 non-core hotels. As we entered into a purchase and sale agreement for this portfolio prior to the adoption of ASU Update No. 2014-08, we recorded $288 of income for discontinued operations during the nine months ended September 30, 2014. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the nine months ended September 30, 2015 was $18,667 compared to income of $47,793 during the same period in 2014.  Excluding the one-time gains discussed above which occurred during the nine months ended September 30, 2014, net income applicable to common shareholders increased by approximately $18,748 for the nine months ended September 30, 2015 as compared the same period in 2014.  This increase was primarily attributable to acquisitions consummating during the nine months ended September 30, 2014 and improved operating results of our remaining portfolio.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the nine months ended September 30, 2015 was $17,977 compared to comprehensive income of $48,079 for the same period in 2014. This amount was primarily attributable to net income offset by one-time gains as more fully described above. For the nine months ended September 30, 2015, we recorded other comprehensive loss of $690 compared to $286 of other comprehensive income for the nine months ended September 30, 2014. The decrease in other comprehensive income was primarily due to the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of September 30, 2015. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit and a $250,000 senior unsecured term loan. This new facility amended and restated the existing $400,000 senior secured credit facility. The $500,000 unsecured credit facility expires on February 28, 2018 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The credit facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.    On August 10, 2015, we entered into a $300,000 senior unsecured term loan agreement with Citigroup Global Markets Inc. and various other lenders. At the time of the closing, we advanced $210,000 as a single draw and have, subject to operating and borrowing base limitations, the ability to draw the remaining $90,000 over the following 360 days.    This new term loan expands our senior unsecured borrowing capacity from $500,000 to $800,000.

As of September 30, 2015, the outstanding unsecured term loan balance under the $500,000 senior unsecured credit facility was $250,000 and we had no outstanding borrowings under the $250,000 revolving line of credit.  As of September 30, 2015, the outstanding unsecured term loan balance under the $300,000 unsecured term loan was $245,000.  As of September 30, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility’s revolving line of credit was $245,745, and our remaining borrowing capacity under the $300,000 unsecured term loan was $55,000, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. As of October 28, 2015, we had drawn $260,000 on the unsecured $300,000 term loan.  We intend to repay indebtedness incurred under the $500,000 unsecured credit facility and the $300,000 unsecured term loan from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of September 30, 2015, we have $1,595 of indebtedness maturing on or before December 31, 2015. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $500,000 credit facility and the issuance of our securities.

Common Share Repurchase Plan

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares.  For the nine months ended September 30, 2015, the Company repurchased 3,420,938 common shares for an aggregate purchase price of $85,317. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

In October 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. This new program is in addition to the existing $100,000 program authorized in February 2015 and will commence upon completion of the existing $100,000 common share repurchase program, and will expire on December 31, 2016.  As of October 28, 2015, we have not repurchased any common shares pursuant to the new program, as our existing repurchase program is still in effect.

Acquisitions

During the nine months ended September 30, 2015, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
St. Gregory Hotel, Washington, DC	6/16/2015	$23,764	$33,005	$3,240	$45		$978	$61,032	$28,902	*
TownePlace Suites, Sunnyvale, CA	8/25/2015	$-	$18,999	$2,348	$6,453	**	$-	$27,800	$-
TOTAL		$23,764	$52,004	$5,588	$6,498		$978	$88,832	$28,902

*Includes a $3,050 premium as we determined that the stated rate of interest on the assumed mortgage debt was above market.

**Acquired ground lease asset of $6,353 with purchase of the property.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2015, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Net cash provided by operating activities for the nine months ended September 30, 2015 was $87,387 and cash used for the payment of distributions and dividends for the nine months ended September 30, 2015 was $53,733.

We also project that our operating cash flow and available borrowings under the $250,000 revolving line of credit portion of our $500,000 unsecured credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.  In addition, based on the borrowing base and other limitations in place as of October 28, 2015, we believe the remaining $55,000 under the $300,000 unsecured term loan will continue to be available on a delayed draw basis up to August 2016.

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

Spending on capital improvements during the nine months ended September 30, 2015 decreased when compared to spending on capital improvements during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we spent $18,841 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $29,297 during the same period in 2014. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the nine months ended September 30, 2015, we spent $420 on hotel development projects compared to $3,375 during the same period of 2014.  Costs incurred during the nine months ended September 30, 2014 related to the tower construction at Courtyard Miami Beach and re-development project at Hampton Inn Pearl Street hotels, both of which were completed in 2014.  While the tower at Courtyard Miami Beach and Hampton Inn Pearl Street opened during 2014, it is customary to continue to expend funds for a period of time after the project is deemed complete due to timing of billing.  Projects such as these require significant capital, which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our $500,000 senior unsecured credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Nine Months Ended September 30, 2015 and 2014

Net cash provided by operating activities increased $8,884 from $78,503 for the nine months ended September 30, 2014 to $87,387 for the comparable period in 2015. Net income, adjusted for non-cash items reflected in the statement of cash flows for the nine months ended September 30, 2015 and 2014, improved by $13,148 for the nine months ended September 30, 2015 when compared to 2014. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash used in investing activities for the nine months ended September 30, 2015 decreased $91,594, from $172,594 for the nine months ended September 30, 2014 compared to $81,000 for 2015.  During the nine months ended September 30, 2014, we acquired three hotels and completed one development project as compared to the acquisition of two hotels during the nine months ended September 30, 2015.  During the nine months ended September 30, 2014 we received $30,128 in proceeds from the disposition of properties, compared to the nine months ended September 30, 2015 where we did not have a disposition.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $1,242 compared to net cash used in financing activities for the nine months ended September 30, 2014 of $95,746. This is primarily due to an increase of $118,000 in net proceeds under our unsecured term loans for the nine months ended September 30, 2015 as compared to the same period in 2014.  In addition, net payments from mortgages and notes payable were $137,659 higher during the nine months ended September 30, 2015, when compared to the same period in 2014.  During the nine months ended September 30, 2015, we used $85,317 for the repurchase of common shares, compared to $15,284 used in the nine months ended September 30, 2014. Offsetting these net uses of cash were dividends and distributions payable which increased $5,470 during the nine months ended September 30, 2015, compared to 2014, due to the increase in our dividend paid on common shares which increased from $.76 to $.84 per share.  This was partially offset by the reduction of dividends paid on common shares due to our common share repurchases.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income applicable to common shareholders	$10,570	$4,047	$18,667	$47,793
Income (loss) allocated to noncontrolling interest	244	(49)	206	1,100
(Income) loss from unconsolidated joint ventures	(608)	(607)	(860)	(606)
Gain on hotel acquisition	-	-	-	(13,594)
Development loan recovery	-	-	-	(22,494)
Gain on disposition of hotel properties	-	-	-	(7,139)
Loss from impairment of depreciable assets	-	-	-	1,800
Depreciation and amortization	18,814	18,565	55,395	52,365
Funds from consolidated hotel operations applicable to common shareholders and Common Units	29,020	21,956	73,408	59,225

Income (loss) from unconsolidated joint ventures	608	607	860	606
Depreciation and amortization of purchase price in excess of historical cost (1)	119	132	360	427
Interest in depreciation and amortization of unconsolidated joint ventures (2)	1,022	1,797	3,795	4,304
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	1,749	2,536	5,015	5,337

Funds from Operations applicable to common shareholders and Common Units	$30,769	$24,492	$78,423	$64,562

Weighted Average Common Shares and Common Units
Basic	47,417,452	49,649,379	48,502,387	49,817,680
Diluted	49,857,085	51,884,176	50,929,643	52,005,143

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

As of September 30, 2015, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of September 30, 2015, we are exposed to interest rate risk with respect to variable rate borrowings under our $500,000 credit facility and $300,000 unsecured term loan and certain variable rate mortgages and notes payable. As of September 30, 2015, we had total variable rate debt outstanding of $523,798 with a weighted average interest rate of 2.55%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of September 30, 2015 would be an increase or decrease in our interest expense for the three and nine months ended September 30, 2015 of $1,168 and $2,850, respectively.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of September 30, 2015, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY, and we have four interest rate swaps related to debt on the Duane Street Hotel, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2015, approximately 57% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 43% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2015 to be approximately $1,071,522 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at September 30, 2015 to be approximately $1,097,863.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of September 30, 2015, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2015	2016	2017	2018	2019	Thereafter	Total

Fixed Rate Debt	$1,595	$159,115	$203,487	$822	$150,866	$46,573	$562,458
Weighted Average Interest Rate	4.87%	4.31%	3.51%	3.51%	5.39%	5.39%	4.50%

Floating Rate Debt	$-	$-	$1,047	$26,073	$200,129	$296,549	$523,798
Weighted Average Interest Rate	2.54%	2.54%	2.54%	2.55%	2.57%	2.57%	2.55%

	$1,595	$159,115	$204,534	$26,895	$350,995	$343,122	$1,086,256

Line of Credit Facility	$-	$-	$-	$0	$-	$-	$0
Weighted Average Interest Rate	-	-	-	2.64%	-	-	2.64%
	$1,595	$159,115	$204,534	$26,895	$350,995	$343,122	$1,086,256

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2015.

There were no changes to the Company’s internal controls over financial reporting during the three months ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

A summary of our common share repurchases (in millions, except average price per share) during the nine months ended September 30, 2015 under the $100 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in February 2015 is set forth in the table below.  All such common shares were repurchased pursuant to open market transactions.

In October 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. This new program is in addition to the existing $100,000 program authorized in February 2015 and will commence upon completion of the existing $100,000 common share repurchase program, and will expire on December 31, 2016.  As of October 28, 2015, we have not repurchased any common shares pursuant to the new program.

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

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2015	-	N/A	N/A	-
February 1 to February 28, 2015	-	N/A	N/A	-
March 1 to March 31, 2015	494,441	$25.44	494,441	$87,413
April 1 to April 30, 2015	160,167	25.56	654,608	83,317
May 1 to May 31, 2015	1,002,970	25.68	1,657,578	57,568
June 1 to June 30, 2015	306,573	25.36	1,964,151	49,971
July 1 to July 31, 2015	-	N/A	1,964,151	49,971
August 1 to August 31, 2015	643,334	24.38	2,607,485	34,290
September 1 to September 30, 2015	813,453	23.57	3,420,938	15,120

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.
10.1

Term Loan Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as parent guarantor, the guarantors named therein, as guarantors, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 12, 2015).

10.2

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 10, 2015, among Hersha Hospitality Limited Partnership, as borrower, Hersha Hospitality Trust, as the parent REIT and a guarantor, certain direct or indirect subsidiaries of the borrower, as guarantors, Citibank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 12, 2015).

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

HERSHA HOSPITALITY TRUST

October 29, 2015	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer