Form 10-K
period 2015-12-31
HERSHA HOSPITALITY TRUST
filed 2016-02-17
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒Accelerated filer☐

Non-accelerated filer ☐Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒ No

The aggregate market value of the outstanding Class A common shares held by nonaffiliates of the registrant, computed by reference to the closing sale price at which Class A common shares were last sold on June 30, 2015, was approximately $1.2 billion.

As of February 16, 2016, the number of Class A common shares outstanding was 44,458,231 and there were no Class B common shares outstanding.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this report including, but not limited to those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

●our business or investment strategy;

●our projected operating results;

●our distribution policy;

●our liquidity;

●completion of any pending transactions (including the ability to close the recently announced joint venture for seven hotel assets, see “Item 1 – Business” for more information);

●our ability to raise capital in light of current volatility in the U.S. equity markets;

●our ability to obtain future financing arrangements or refinance or extend the maturity of existing financing arrangements as they come due;

●our intent to repurchase shares from time to time;

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

●changes in real estate and zoning laws and increases in real property tax rates; and

●the factors discussed in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2015  under the heading “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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

OVERVIEW

Hersha Hospitality Trust is a self-advised Maryland real estate investment trust that was organized in 1998 and completed its initial public offering in January of 1999. Our common shares are traded on the New York Stock Exchange under the symbol “HT.” We invest primarily in institutional grade hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, South Florida and select markets on the West Coast. Our primary strategy is to continue to own and acquire high quality, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers to entry and independent boutique hotels in markets with similar characteristics. We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes.

We aim to create value through our ability to source capital and identify high growth acquisition targets.  We seek acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners and operators. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value.  To drive sustainable shareholder value, we also seek to recycle capital from stabilized assets, as evidenced by our recently announced joint venture for seven hotel assets (see “Dispositions” below for more information) and our sales of non-core hotels in secondary and tertiary markets.  Capital from these types of transactions is intended to be redeployed into high growth acquisitions and share buybacks.

As of December 31, 2015, our portfolio consisted of 49 wholly owned limited and full service properties with a total of 7,225 rooms and interests in five limited and full service properties owned through joint venture investments with a total of 1,369 rooms. These 54 properties, with a total of 8,594 rooms, are located in Arizona, California, Connecticut, Delaware, District of Columbia, Florida, Maryland, Massachusetts, New York, Pennsylvania, and Virginia and operate under leading brands, owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide, Inc. (“Hilton”), InterContinental Hotels Group (“IHG”), Hyatt Corporation (“Hyatt”), or Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). In addition, some of our hotels operate as independent boutique hotels or with other brands.

We are structured as an umbrella partnership REIT, or UPREIT, and we own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership, for which we serve as the sole general partner. As of December 31, 2015, we owned an approximate 95.0%  partnership interest in our operating partnership including all general partnership interest.

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

AVAILABLE INFORMATION

We make available free of charge through our website (www.hersha.com) our code of ethics, corporate governance guidelines and the charters of the committees of our Board of Trustees (Acquisition Committee, Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Sub-Committee of the Audit Committee). We also make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. All reports that we have filed with the SEC including this annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, can also be obtained free of charge from the SEC’s website at www.sec.gov. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The information available on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

INVESTMENT IN HOTEL PROPERTIES

Our operating strategy focuses on increasing hotel performance for our portfolio. The key elements of this strategy are:

•working together with our hotel management companies to increase revenue per available room, or RevPAR, and to maximize the average daily rate, or ADR, and occupancy levels at each of our hotels through active property-level management, including intensive marketing efforts to tour groups, corporate and government extended stay customers and other wholesale customers and expanded yield management programs, which are calculated to better match room rates to room demand; and

•maximizing our hotel-level earnings by managing hotel-level costs and positioning our hotels to capitalize on increased demand in the high quality, upper-upscale, upscale, mid-scale and extended-stay lodging segments, which we believe can be expected to follow from improving economic conditions, and maximizing our operating margins.

ACQUISITIONS

We selectively acquire high quality branded upper-upscale, upscale, mid-scale and extended-stay hotels in metropolitan markets with high barriers-to-entry and independent boutique hotels in similar markets. Through our due diligence process, we select those acquisition targets where we believe selective capital improvements and intensive management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In executing our disciplined acquisition program, we will consider acquiring hotels that meet the following additional criteria:

•nationally-franchised hotels operating under popular brands, such as Ritz-Carlton, Marriott, Residence Inn by Marriott, Courtyard by Marriott, Hilton Hotels, Hilton Garden Inn, Hampton Inn, Holiday Inn, Holiday Inn Express, Holiday Inn Express and Suites, Candlewood Suites, Hyatt House, Hyatt Place, Hyatt and Sheraton Hotels;

•hotels in locations with significant barriers-to-entry, such as high development costs, limited availability of land and lengthy entitlement processes;

•hotels in our target markets where we can realize operating efficiencies and economies of scale; and

•independent boutique hotels in similar markets

Since our initial public offering in January 1999 and through December 31, 2015, we have acquired, wholly or through joint ventures, a total of 110 hotels, including 28 hotels acquired from entities controlled by certain of our trustees and executive officers. Of the 28 acquisitions from entities controlled by certain of our trustees and executive officers, 25 were newly constructed or substantially renovated by these entities prior to our acquisition. We take advantage of our relationships with entities that are developing or substantially renovating hotels, including entities controlled by certain of our trustees and executive officers, to identify future hotel acquisitions that we believe may be attractive to us. We intend to continue to acquire hotels from entities controlled by certain of our trustees and executive officers if approved by a majority of our independent trustees in accordance with our related party transaction policy.

DISPOSITIONS

We evaluate our hotels and the markets in which they operate on a periodic basis to determine if these hotels continue to satisfy our investment criteria. We may sell hotels opportunistically based upon management’s forecast and review of the cash flow potential of each hotel and re-deploy the proceeds into debt reduction, acquisitions of hotels and share buybacks. We utilize several criteria to determine the long-term potential of our hotels. Hotels are identified for sale based upon management’s forecast of the strength of each hotel’s cash flows, its ability to remain accretive to our portfolio, and the expectations for the market in which the hotel operates. Our decision to sell a hotel is often predicated upon the size of the hotel, strength of the franchise, property condition and related costs to renovate the property, strength of market demand generators, projected supply of hotel rooms in the market, probability of increased valuation and geographic profile of the hotel. All asset sales are comprehensively reviewed by the Acquisition Committee of our Board of Trustees, which committee consists solely of independent trustees. During the time since our initial public offering in 1999 through December 31, 2015, we have sold a total of 62 hotels.

In accordance with our strategy, on February 2, 2016, we entered into asset purchase and contribution agreements (collectively, the “Contribution Agreements”) to make an equity investment in a joint venture (the “Owner JV”) with Cindat Manhattan Hotel Portfolio (US) LLC (“Cindat”).  The Owner JV, through its direct subsidiaries, will own seven hotels currently in the Company’s NYC Urban portfolio (collectively, the “Cindat JV Properties”).  The Contribution Agreements value the Cindat JV Properties at approximately $543.5 million in the aggregate (subject to working capital and similar adjustments).  The total purchase price, including closing costs, is expected to be approximately $574.1 million.

The Company intends to hold the proceeds of sale in escrow pending reinvestment in replacement properties to be identified and acquired in 2016 in transactions qualifying for deferral of federal income taxes as permitted by the Code.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2, “Investment in Hotel Properties”.

FINANCING

We intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes unsecured debt provided primarily under our $500 million unsecured credit facility which provides for a $250 million unsecured term loan and a $250 million unsecured revolving credit facility and secured mortgage debt in our hotel properties. In August 2015, we entered into a senior unsecured term loan for $300 million. This expands our senior unsecured borrowing capacity from $500 million to $800 million. We intend to use our loan capacity and the undrawn portion of our $500 million senior unsecured credit facility to pay down mortgage debt, repurchase common shares, fund future acquisitions, as well as for capital improvements and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the revolving line of credit portion of our credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. When purchasing hotel properties, we may issue common and preferred limited partnership interests in our operating partnership as full or partial consideration to sellers.

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

Franchisor	Franchises
Marriott International	Ritz-Carlton, Marriott, Residence Inn by Marriott, Courtyard by Marriott, TownePlace Suites
Hilton Hotels Corporation	Hilton Hotels, Hilton Garden Inn, Hampton Inn
IHG	Holiday Inn, Holiday Inn Express, Holiday Inn Express & Suites, Candlewood Suites
Hyatt Hotels Corporation	Hyatt House, Hyatt Place, Hyatt
Starwood Hotels	Sheraton Hotels

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

Through our TRS and our investment in joint ventures, we have retained the following management companies to operate our hotels, as of December 31, 2015:

	Wholly Owned		Joint Ventures		Total
Manager	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Hersha Hospitality Management, L.P.	48	7,139	1	285	49	7,424
Waterford Hotel Group, Inc.	-	-	2	802	2	802
South Bay Boston Management, Inc.	-	-	2	282	2	282
Marriott Management	1	86	-	-	1	86
Total	49	7,225	5	1,369	54	8,594

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

For their services, the managers receive a base management fee, and if a hotel meets and exceeds certain thresholds, an additional incentive management fee. For the year ended December 31, 2015, these thresholds were not met and incentive management fees were not earned. The base management fee for a hotel is due monthly and is generally equal to 3% of the gross revenues associated with that hotel for the related month.

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

DISTRIBUTIONS

We have made 68 consecutive quarterly distributions to the holders of our common shares since our initial public offering in January 1999 and intend to continue to make regular quarterly distributions to our shareholders as approved by our Board of Trustees.

The following table sets forth distribution information for the last two calendar years.

Common Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Class A Common Shares and Common Units Per Share and Per Unit Distribution Amount
2015
Fourth Quarter	1/4/2016	1/15/2016	$0.28
Third Quarter	9/30/2015	10/15/2015	$0.28
Second Quarter	6/30/2015	7/15/2015	$0.28
First Quarter	3/31/2015	4/15/2015	$0.28	*

2014
Fourth Quarter	1/5/2015	1/15/2015	$0.28	*
Third Quarter	10/2/2014	10/15/2014	$0.28	*
Second Quarter	6/30/2014	7/15/2014	$0.24	*
First Quarter	3/31/2014	4/15/2014	$0.24	*

*Per share and per unit amounts adjusted for reverse 4-for-1 share split effective as of June 22, 2015.

Preferred Shares
Quarter to which Distribution Relates	Record Date	Payment Date	Series B Preferred Per Share Distribution Amount	Series C Preferred Per Share Distribution Amount
2015
Fourth Quarter	1/1/2016	1/15/2016	$0.50	$0.43
Third Quarter	10/1/2015	10/15/2015	$0.50	$0.43
Second Quarter	7/1/2015	7/15/2015	$0.50	$0.43
First Quarter	4/1/2015	4/15/2015	$0.50	$0.43

2014
Fourth Quarter	1/1/2015	1/15/2015	$0.50	$0.43
Third Quarter	10/1/2014	10/15/2014	$0.50	$0.43
Second Quarter	7/1/2014	7/15/2014	$0.50	$0.43
First Quarter	4/1/2014	4/15/2014	$0.50	$0.43

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

COMPETITION

The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under premium brands in the focused-service and full-service segments. We believe that hotels, such as our hotels, that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt, IHG or Starwood brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.

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

EMPLOYEES

As of December 31, 2015, we had 51 employees who were principally engaged in managing the affairs of the Company unrelated to property operations.  We believe that our relations with our employees are satisfactory.

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

We own interests in several TRSs. We may own up to 100% of the stock of a TRS. A TRS is a taxable corporation that may lease hotels from our operating partnership and its subsidiaries under certain circumstances. Overall, no more than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of our assets may consist of securities of one or more TRSs. In addition, no more than 25% of our gross income for any year may consist of dividends from one or more TRSs and income from certain non-real estate related sources.

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

The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  If the U.S. economy should falter for any reason, including the recent decline in the price of oil, and there is an extended period of economic weakness, a recession or depression, our revenues and profitability could be adversely affected.

A recession could result in declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

The performance of the hotel industry has traditionally been closely linked with the general economy. During the recession of 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results have subsequently improved, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower growth in the economy, changes in unemployment, underemployment and changes in travel patterns. A stall in the economic recovery or a resurgent recession would have a material adverse effect on our results of operations. While we believe the U.S. economy continues on a trajectory of slow, steady growth, other economies around the world, including Europe, Canada, Japan and China, have demonstrated sluggish, stagnant or slowing growth in recent quarters.  It remains to be seen what effect, if any, the slowing in these economies will have on us.  If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses.

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

In the recession of 2008 and 2009 and some recent years, the U.S. stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies which otherwise are qualified to obtain financing. Continued volatility and uncertainty in the stock and credit markets in the U.S. and abroad may negatively impact our ability to access additional financing for our capital needs, including expansion, acquisition activities and other purposes, on favorable terms or at all, which may negatively affect our business. Additionally, due to this uncertainty, we may in the future be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of hotels on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to further adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity capital or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

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

The hotel industry is highly competitive. Our hotels compete with other existing and new hotels in their geographic markets. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Many of our competitors have substantially greater marketing and financial resources than we do. Effective marketing by our competitors may reduce our hotel revenue and adversely impact our ability to make distributions to our shareholders.

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

The widespread outbreak of infectious or contagious disease, such as influenza, mumps and Zika virus, in the U.S. could reduce travel and adversely affect the hotel industry generally and our business in particular.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We face risks associated with the use of debt, including refinancing risk.

At December 31, 2015, we had outstanding long-term debt of $1.2 billion. We may borrow additional amounts from the same or other lenders in the future. Any future repurchases of our own shares may require additional borrowings. Some of these additional borrowings may be secured by our hotels. Our declaration of trust (as amended and restated, our “Declaration of Trust”) does not limit the amount of indebtedness we may incur. We cannot assure you that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our hotels to foreclosure. Our indebtedness contains various financial and non-financial events of default covenants customarily found in financing arrangements. Our mortgages payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow from the applicable hotels.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly or indirectly operate or manage any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2015, our TRSs and our joint venture partnerships have engaged independent management companies as the property managers for all of our wholly owned hotels leased to our TRSs and the respective hotels for the joint ventures, as required by the REIT qualification rules. The management companies operating the hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of the Company. Accordingly, we cannot assure you that the management companies will operate our hotels in a manner that is in our best interests. In addition, the financial condition of the management companies could impact their future ability to operate our hotels.

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

There can be no assurance that we will be able to close the equity investment in a joint-venture with Cindat on the terms contemplated by the Contribution Agreements, or at all, or that we will be able to realize the anticipated benefits of such transaction.

On February 2, 2016, we entered into the Contribution Agreements to make an equity investment in a joint venture with Cindat.  The joint venture, through its direct subsidiaries, will own seven hotels currently in the Company’s NYC Urban portfolio, with these properties valued at approximately $543.5 million in the aggregate (subject to working capital and similar adjustments).  The purchase price for this transaction is expected to be $571.4 million including closing costs.  The closing of this transaction is contingent on obtaining financing on the terms specified by the Contribution Agreements and other closing conditions, including the approval of Cindat’s investment by the Chinese government.  There can be no assurance that the transaction will close on the terms contemplated, in accordance with the anticipated timing or at all, or that the conditions to closing will be satisfied. Furthermore, even if we are able to consummate the transaction, there can be no assurance that we will realize the anticipated benefits to us of such transaction, including a decrease in our concentration risk relating to the New York City market.

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

As of December 31, 2015, our consolidated portfolio of hotels in New York City have accounted for approximately  47% of our hotel operating revenues. The operations of our consolidated portfolio of hotels in New York City will have a material impact on our overall results of operations. Concentration risk with respect to our ownership of hotels in the New York City market may lead to increased volatility in our overall results of operations. Our overall results of operations may be adversely affected and our ability to pay distributions to our shareholders could be negatively impacted in the event:

•downturns in lodging fundamentals are more severe or prolonged in New York City compared to the United States as a whole;

•negative economic conditions are more severe or prolonged in New York City compared to other areas, due to concentration of the financial industry in New York or otherwise;

•as new hotel supply enters the New York City market, this could impact our ability to grow ADR and RevPar as a result of the new supply;

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

As of December 31, 2015, our portfolio consisted of 49 wholly-owned limited and full service properties and joint venture investments in five hotels with a total of 8,594 rooms. However, certain larger hotels or hotels in certain locations disproportionately impact our performance. Accordingly, significant adverse changes in the operations of any one of these hotels could have a material adverse effect on our financial performance and on our ability to make expected distributions to our shareholders.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers.

As of December 31, 2015, we had several joint ventures in which we shared ownership and decision-making power with one or more parties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility: that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests.  Our joint venture partners must agree in order for the applicable joint venture to take, or in some cases, may have control over whether the applicable joint venture will take, specific major actions, such as budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

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

Some of our officers and trustees have ownership interests in HHMLP and in entities with which we have entered into transactions, including hotel acquisitions and dispositions and certain financings. Consequently, the terms of our agreements with those entities, including hotel contribution or purchase agreements, the Option Agreement (as defined below) between our operating partnership and some of the trustees and officers and our property management agreements with HHMLP, while intended to be negotiated on an arm’s-length basis, may not have been and may not be in the best interest of all our shareholders. We have policies in place to encourage agreements to be negotiated on an arm’s-length basis. Transactions with related persons must be approved by a majority of the Company’s independent trustees. The Board of Trustee’s policy requires any independent trustee with a direct or indirect interest in the transaction to excuse himself from any consideration of the related person transaction in which he has an interest.

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

Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2015, 4,600,000 Series B Preferred Shares and 3,000,000 Series C Preferred Shares were issued and outstanding. Holders of our outstanding preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

We believe that the rent paid by our TRSs is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as taxable REIT subsidiaries for federal income tax purposes, but there can be no assurance that the Internal Revenue Service, or the IRS, will not challenge this treatment or that a court would not sustain such a challenge. If the IRS successfully challenged this treatment, we would likely fail to satisfy the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to satisfy either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless certain relief provisions applied.

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

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS, describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

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

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than (a) 9.9% of the aggregate number of outstanding common shares of any class or series or (b) 9.9% of the aggregate number of outstanding preferred shares of any class or series of outstanding preferred shares by any shareholder or group, or the Ownership Limitation. Generally, the shares of beneficial interest owned by related owners will be aggregated for purposes of the Ownership Limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then prevailing market price or which such holders might believe to be otherwise in their best interests. Any transfer of shares of beneficial interest that would violate the Ownership Limitation, cause us to have fewer than 100 shareholders, cause us to be “closely held” within the meaning of Section 856(h) of the Code or cause us to own, directly or indirectly, 10% or more of the ownership interest in any tenant (other than a TRS) will be void, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.” Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

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

The following table sets forth certain information with respect to the 49 hotels we wholly owned as of December 31, 2015, all of which are consolidated on the Company’s financial statements.

Market	Name	Location	Year Opened	Number of Rooms

Boston Urban and Metro	Courtyard	Brookline/Boston, MA*	2003	188
	The Boxer	Boston, MA	2004	80
	Holiday Inn Express	Cambridge, MA	1997	112
	Residence Inn	Framingham, MA	2000	125
	Residence Inn	Norwood, MA	2006	96
	Hawthorn Suites by Wyndham	Franklin, MA	1999	100

California - Arizona	Courtyard	San Diego, CA	1999	245
	Courtyard	Los Angeles, CA	2008	260
	Hyatt House	Pleasant Hill, CA	2003	142
	Hyatt House	Pleasanton, CA	1998	128
	Hyatt House	Scottsdale, AZ	1999	164
	Hotel Milo	Santa Barbara, CA*	2001	122
	TownePlace Suites	Sunnyvale, CA*	2003	94

South Florida	Blue Moon	Miami, FL	2013	75
	Courtyard	Miami, FL	2004	357
	Residence Inn	Coconut Grove, FL	2000	140
	Winter Haven	Miami, FL	2013	70
	Parrot Key Hotel & Resort	Key West, FL	2013	148

NYC Urban	Candlewood Suites	Times Square, NY	2009	188
	Duane Street	TriBeCa, NY	2008	43
	Hampton Inn	Chelsea/Manhattan, NY	2003	144
	Hampton Inn	Herald Square, Manhattan, NY	2005	136
	Hampton Inn	Seaport, NY	2006	65
	Hampton Inn	Times Square, NY	2009	184
	Hampton Inn	Pearl Street, Manhattan, NY	2012	81
	Hilton Garden Inn	JFK Airport, NY*	2005	192
	Hilton Garden Inn	TriBeCa, NY	2009	151
	Holiday Inn	Wall Street, NY	2010	113
	Holiday Inn Express	Times Square, NY	2009	210
	Holiday Inn Express	Water Street, Manhattan, NY	2010	112
	Holiday Inn Express	Madison Square Garden, Manhattan, NY	2006	228
	Hyatt	Union Square, NY	2013	178
	Nu Hotel	Brooklyn, NY	2008	93
	Sheraton Hotel	JFK Airport, NY*	2008	150
	Hilton Garden Inn	Midtown East, Manhattan, NY	2014	205

NY-NJ Metro	Holiday Inn Express	Chester, NY	2006	80
	Hyatt House	White Plains, NY	2000	159

Market	Name	Location	Year Opened	Number of Rooms

Philadelphia	Hampton Inn	Philadelphia, PA	2001	250
	Hyatt Place	King of Prussia, PA	2010	129
	Sheraton Hotel	New Castle, DE	2011	192
	The Rittenhouse Hotel	Philadelphia, PA	2004	116

Washington D.C.	Ritz Carlton	Georgetown, DC	2014	86
	Courtyard	Alexandria, VA	2006	203
	Hampton Inn	Washington, DC	2005	228
	Hyatt House	Gaithersburg, MD	1998	140
	Residence Inn	Tysons Corner, VA	1984	96
	Residence Inn	Greenbelt, MD	2002	120
	The Capitol Hill Hotel	Washington, DC	2007	152
	St. Gregory Hotel	Washington, DC	2014	155

			TOTAL ROOMS	7,225

*Our interests in these hotels are subject to ground leases which, in most cases, require monthly rental payment as determined by the applicable ground lease agreement. These ground lease agreements typically have initial terms of 99 years and all have a remaining term of at least 85 years.

The following table sets forth certain information with respect to the five hotels we owned through unconsolidated joint ventures with third parties as of December 31, 2015.

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

MARKET INFORMATION

Our common shares trade on the New York Stock Exchange under the symbol “HT.” As of February 16, 2016, the last reported closing price per common share on the New York Stock Exchange was $18.92. The following table sets forth the high and low sales price per common share reported on the New York Stock Exchange as traded and the dividends paid on the common shares for each of the quarters indicated.

Year Ended December 31, 2015	High	Low	Dividend Per Common Share
Fourth Quarter	$25.63	$21.47	$0.28
Third Quarter	$28.60	$22.20	$0.28
Second Quarter	$26.92	$25.04	$0.28
First Quarter	$28.84	$25.12	$0.28	*

Year Ended December 31, 2014	High	Low	Dividend Per Common Share
Fourth Quarter	$29.96	$24.60	$0.28	*
Third Quarter	$27.80	$25.41	$0.28	*
Second Quarter	$26.96	$22.08	$0.24	*
First Quarter	$24.20	$20.72	$0.24	*

*Adjusted for 4-for-1 reverse share split effective as of June 22, 2015.

SHAREHOLDER INFORMATION

At December 31, 2015 we had approximately 123 shareholders of record of our common shares. Common Units (which are redeemable by holders for cash or, at our option, for common shares on a one for one basis, subject to certain limitations) were held by approximately 32 entities and persons, including our company.

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

EQUITY COMPENSATION PLAN

See Part III, Item 12, for a description of securities authorized for issuance under our Amended and Restated 2012 Equity Incentive Plan.

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

SHARE PERFORMANCE GRAPH

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning December 31, 2008 and ending December 31, 2015, with the yearly changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Hotel REIT Index for the same period, assuming a base share price of $100.00 for our common shares, the S&P 500 Index, the Russell 2000 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not indicative of future investment performance. We do not make or endorse any predictions as to future share price performance.

	2010	2011	2012	2013	2014	2015
Hersha Hospitality Trust	$100.00	$73.94	$75.76	$84.39	$110.45	$89.53
S&P 500	100.00	100.00	113.40	146.97	166.84	169.14
Russell 2000	100.00	94.55	108.38	148.49	155.66	148.80
SNL Hotel REIT Index	100.00	84.91	93.04	113.81	150.22	116.21

Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common share repurchases (in millions, except average price per share) during the year ended December 31, 2015 under the $100 million repurchase program authorized by our Board of Trustees in December 2012 and reauthorized in February 2015 is set forth in the table below. All such common shares were repurchased pursuant to open market transactions.

In October 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding common shares. This new program is in addition to the existing $100,000 program authorized in February 2015 and will commence upon completion of the existing $100,000 common share repurchase program, and will expire on December 31, 2016.  We may seek Board of Trustee approval to increase the 2016 authorization.

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

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2015	-	N/A	N/A	-
February 1 to February 28, 2015	-	N/A	N/A	-
March 1 to March 31, 2015	494,441	$25.44	494,441	$87,413
April 1 to April 30, 2015	160,167	25.56	654,608	83,317
May 1 to May 31, 2015	1,002,970	25.68	1,657,578	57,568
June 1 to June 30, 2015	306,573	25.36	1,964,151	49,791
July 1 to July 31, 2015	-	N/A	1,964,151	49,791
August 1 to August 31, 2015	643,334	24.38	2,607,485	34,109
September 1 to September 30, 2015	813,453	23.57	3,420,938	17,174
October 1 to October 31, 2015	297,600	22.56	3,718,538	108,227
November 1 to November 30, 2015	516,128	23.31	4,234,666	96,197
December 1 to December 31, 2015	1,075,705	22.45	5,310,371	72,053

Item 6.	Selected Financial Data

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

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2015	2014	2013	2012	2011
Revenue:
Hotel Operating Revenues	$470,272	$417,226	$338,064	$299,005	$229,156
Interest Income From Development Loans	-	-	158	1,998	3,427
Other Revenues	113	180	191	212	330
Total Revenue	470,385	417,406	338,413	301,215	232,913
Operating Expenses:
Hotel Operating Expenses	254,313	227,324	188,431	161,982	121,402
Gain on Insurance Settlements	-	(4,604)	(403)	-	-
Hotel Ground Rent	3,137	2,433	985	835	877
Real Estate and Personal Property Taxes and Property Insurance	34,518	30,342	24,083	19,341	15,936
General and Administrative (including Share Based Payments of $6,523, $6,028, $9,746, $9,678, $7,590)	20,515	20,363	23,869	23,377	18,449
Acquisition and Terminated Transaction Costs	1,119	2,472	974	1,179	2,734
Depreciation and Amortization	74,390	69,167	55,784	48,243	40,562
Contingent Consideration	-	2,000	-	-	-
Total Operating Expenses	387,992	349,497	293,723	254,957	199,960
Operating Income	82,393	67,909	44,690	46,258	32,953
Interest Income	193	805	1,784	1,311	456
Interest Expense	(43,557)	(43,357)	(40,935)	(38,070)	(34,266)
Other Expense	(367)	(485)	(102)	(43)	(231)
Gain on Disposition of Hotel Properties	-	7,195	-	-	-
Gain on Hotel Acquisitions, net	-	12,667	12,096	-	-
Development Loan Recovery	-	22,494	-	-	-
Loss on Debt Extinguishment	(561)	(670)	(545)	(3,189)	(102)
Income (Loss) before (Loss) Income from Unconsolidated Joint Venture Investments and Discontinued Operations	38,101	66,558	16,988	6,267	(1,190)
Income (Loss) from Unconsolidated Joint Ventures	965	693	(22)	(232)	210
Impairment of Investment in Unconsolidated Joint Ventures	-	-	(1,813)	-	(1,677)
(Loss) Gain from Remeasurement of Investment in Unconsolidated Joint Ventures	-	-	-	(1,892)	2,757
Income (Loss) from Unconsolidated Joint Venture Investments	965	693	(1,835)	(2,124)	1,290
Income Before Income Taxes	39,066	67,251	15,153	4,143	100
Income Tax Benefit	3,141	2,685	5,600	3,355	-
Income from Continuing Operations	42,207	69,936	20,753	7,498	100
Discontinued Operations:
(Loss) Gain on Disposition of Hotel Properties	-	(128)	32,121	11,231	991
Impairment of Assets Held for Sale	-	(1,800)	(10,314)	-	(30,248)
Income from Discontinued Operations	-	263	7,388	3,489	2,189
(Loss) Income from Discontinued Operations	-	(1,665)	29,195	14,720	(27,068)
Net Income (Loss)	42,207	68,271	49,948	22,218	(26,968)
(Income) Loss Allocated to Noncontrolling Interests	(411)	(1,016)	(335)	158	1,734
Issuance Costs of Redeemed Preferred Shares	-	-	(2,250)	-	-
Preferred Distributions	(14,356)	(14,356)	(14,611)	(14,000)	(10,499)
Net Income (Loss) applicable to Common Shareholders	$27,440	$52,899	$32,752	$8,376	$(35,733)

HERSHA HOSPITALITY TRUST

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	2015	2014	2013	2012	2011
Basic Income (Loss) from Continuing Operations applicable to Common Shareholders	$0.56	$1.08	$0.07	$(0.12)	$(0.24)
Diluted Income (Loss) from Continuing Operations applicable to Common Shareholders (1)	0.56	1.07	0.07	(0.12)	(0.24)
Dividends declared per Common Share	1.12	1.04	0.96	0.96	0.92

Balance Sheet Data
Net investment in hotel properties	$1,831,119	$1,745,483	$1,535,835	$1,466,713	$1,341,536
Assets Held for Sale	-	-	56,583	-	93,829
Noncontrolling Interests Common Units	31,876	29,082	29,523	15,484	16,862
Redeemable Noncontrolling Interest	-	-	-	15,321	14,955
Noncontrolling Interests Consolidated Joint Ventures	-	-	-	-	307
Noncontrolling Interests Consolidated Variable Interest Entity	(1,760)	(1,075)	(342)	476	-
Shareholder's equity	678,039	829,381	837,958	829,828	730,673
Total assets	1,969,772	1,855,539	1,748,097	1,707,679	1,630,909
Total debt	1,177,087	918,923	773,501	792,708	758,374
Liabilities related to Assets Held for Sale	-	-	45,835	-	61,758
Other Data
Net cash provided by operating activities	$121,817	$112,894	$90,261	$71,756	$58,668
Net cash used in investing activities	$(143,909)	$(180,504)	$(125,474)	$(55,817)	$(230,758)
Net cash provided by financing activities	$28,372	$53,072	$2,367	$28,552	$131,062
Weighted average shares outstanding
Basic	47,786,811	49,777,302	49,597,613	46,853,818	42,188,346
Diluted (1)	48,369,658	50,307,506	50,479,545	46,853,818	42,188,346

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

BACKGROUND

As of December 31, 2015, we owned interests in 54 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 49 wholly-owned hotels and interests in five hotels owned through unconsolidated joint ventures. Our "Summary of Operating Results" section below contains operating results for 49 consolidated hotel assets and five hotel assets owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of December  31, 2015, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the improvements in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2015, we continued to see improvements in ADR, RevPAR and operating margins, led by hotels in most of our major locations. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to divest of properties at favorable prices, potentially redeploying that capital in our focus markets or opportunistically repurchasing our common shares. We do not expect to actively pursue acquisitions of new hotels in joint ventures in the near term; however, we may seek to buy out, or sell our joint venture interests to select existing joint venture partners.

Since 2010, the lodging cycle has been characterized by limited new supply and muted GDP growth. Favorable supply and demand fundamentals are expected for the next 2-to-3 years and increasing domestic and leisure transient business, combined with the resurgence of group travelers, is expected to offset global macroeconomic uncertainty and drive lodging demand moving forward. Limited new supply and strong demand has resulted in historically high occupancies across the United States (“U.S.”), with RevPAR growth forecast to be rate-driven for the remainder of the cycle. We expect moderate improvement in consumer and commercial spending and lodging demand during 2016. However, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope.  Factors that might contribute to less than anticipated performance include those described under the heading “Item 1A. Risk Factors” and other documents that we may file with the SEC in the future. We will continue to cautiously monitor recovery in lodging demand and rates, our third party hotel managers and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests (excluding hotel assets classified as discontinued operations) that are consolidated in our financial statements for the three years ended December 31, 2015, 2014 and 2013.

CONSOLIDATED HOTELS:
	Year Ended 2015	Year Ended 2014	2015 vs. 2014 % Variance	Year Ended 2013	2014 vs. 2013 % Variance

Occupancy	84.1%	82.6%	1.5%	79.7%	2.9%
Average Daily Rate (ADR)	$197.34	$187.82	5.1%	$179.70	4.5%
Revenue Per Available Room (RevPAR)	$165.88	$155.19	6.9%	$143.30	8.3%

Room Revenues	$424,383	$380,461	11.5%	$309,452	22.9%
Hotel Operating Revenues	$470,272	$417,226	12.7%	$338,064	23.4%

RevPAR for the year ended December 31, 2015 increased 6.9% for our consolidated hotels when compared to the same period in 2014.  This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions in 2015 and the acquisition of hotel properties consummated in 2015 and 2014 that are accretive to RevPAR.  The increase, as noted in the table above, was the result of increases in both occupancy and ADR. Performing particularly well in 2015 were hotels in our Boston, West Coast, and South Florida markets, each of which posted RevPAR growth in excess of 11.0% versus the same period in 2014.

The following table outlines operating results for the three years ended December 31, 2015, 2014 and 2013 for hotels we own through unconsolidated joint venture interests (excluding those hotel assets that have been sold to an independent third party during the period presented). These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Year Ended 2015	Year Ended 2014	2015 vs. 2014 % Variance	Year Ended 2013	2014 vs. 2013 % Variance

Occupancy	68.1%	67.2%	0.9%	68.3%	-1.1%
Average Daily Rate (ADR)	$170.20	$164.10	3.7%	$154.57	6.2%
Revenue Per Available Room (RevPAR)	$115.93	$110.33	5.1%	$105.52	4.6%

Room Revenues	$57,927	$59,135	-2.0%	$58,273	1.5%
Total Revenues	$80,703	$80,860	-0.2%	$80,879	0.0%

For our unconsolidated hotels, RevPAR for the year ended December 31, 2015 increased 5.1% compared to RevPAR achieved during the year ended December 31, 2014. The 2015 results reflect the overall condition of the market in which our unconsolidated joint venture hotels operate, particularly Boston, where our 2 hotels posted RevPAR growth of 8.1%. In addition, the Courtyard Norwich, CT is included in the results for the year ended 2014, but is not included in the results for the year ended 2015. The owner of the property, Mystic Partners, LLC, transferred the title of the property, of which we held a 66.7% interest, to the lender during the fourth quarter of 2014. This property had occupancy of 56.6%, ADR of $115.52 and RevPAR of $65.42 for the year ended 2014, which was the lowest operating statistics for the Mystic Partners, LLC portfolio.

As noted in “Item 1 – Business,” we entered into Contribution Agreements to make an equity investment in a joint venture, which will own seven hotels currently included in the Company’s consolidated hotels noted above.  Upon contribution of the Cindat JV Properties into the joint venture, we believe the properties will be accounted for as an unconsolidated joint venture. The impact of this transaction on future occupancy, ADR and RevPAR reported for our consolidated hotels and unconsolidated joint ventures will depend upon the timing of contribution and the future results of the Cindat JV Properties.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entire period being reported and the comparable period in each of the periods being presented, and is deemed fully operational. Based on this definition, for the years ended December 31, 2015 and 2014, there are 41 same store consolidated hotels and 34 same store consolidated hotels for the years ended December 31, 2014 and 2013. The following table outlines operating results for the years ended December 31, 2015, 2014, and 2013, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 41 hotels in both years)			(includes 34 hotels in both years)
	Year Ended 2015	Year Ended 2014	2015 vs. 2014 % Variance	Year Ended 2014	Year Ended 2013	2014 vs. 2013 % Variance

Occupancy	83.7%	82.1%	1.6%	82.9%	79.7%	3.2%
Average Daily Rate (ADR)	$193.62	$185.13	4.6%	$179.76	$176.85	1.6%
Revenue Per Available Room (RevPAR)	$162.06	$152.03	6.6%	$148.97	$140.95	5.7%

Room Revenues	$374,679	$351,248	6.7%	$280,421	$265,142	5.8%
Total Revenues	$415,395	$385,065	7.9%	$305,961	$288,635	6.0%

Driven by strong performance in our Boston, West Coast, and Washington DC markets, RevPAR for our same store consolidated hotels increased 6.6% during the year ended December 31, 2015, when compared to the same period in 2014.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015 TO DECEMBER 31, 2014

(dollars in thousands, except ADR and per share data)

Revenue

Our total revenues for the years ended December 31, 2015 and 2014  consisted entirely of hotel operating revenues and other revenue. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that were consolidated in our financial statements during the period. Hotel operating revenues increased $53,046, or 12.7%, from $417,226 for the year ended December 31, 2014 to $470,272 for the same period in 2015. This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated in 2015 and 2014 as well as the continued growth and stabilization of our existing assets.

Since December 31, 2014, we have acquired interests in three consolidated hotels. These three hotels contributed the following operating revenues for the twelve months ended December 31, 2015.

Brand	Location	Acquisition Date	Rooms	2015 Hotel Operating Revenues
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$5,257
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	1,744
Ritz Carlton Georgetown	Washington, DC	December 29, 2015	86	149
			335	$7,150

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the year ended December 31, 2015 included revenues for the following hotels that were purchased during the year ended December 31, 2014. Hotels acquired during the year ended December 31, 2014 would have a full year of results included in the year ended December 31, 2015 but not necessarily a full year of results during the same period in 2014.

We acquired interests in the following consolidated hotels during the year ended December 31, 2014:

Brand	Location	Acquisition Date	Rooms	2015 Hotel Operating Revenues	2014 Hotel Operating Revenues
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	$9,141	$8,655
Parrot Key Resort	Key West, FL	May 7, 2014	148	15,089	9,145
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	17,935	10,439
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	5,563	2,867
			556	$47,728	$31,106

*Date the hotel began operations.

In addition, our same store consolidated portfolio experienced improvements in ADR and occupancy during the year ended December 31, 2015 when compared to the same period in 2014. Occupancy in our same store consolidated hotels increased 158 basis points from 82.1% during the year ended December 31, 2014 to 83.7% for the same period in 2015. ADR improved 4.6%, increasing from $185.13 for the year ended December 31, 2014 to $193.62 during the same period in 2015. These improvements were due to improvements in lodging trends in the markets in which our hotels are located.

Expenses

Total hotel operating expenses increased 11.9% to approximately $254,313 for the year ended December 31, 2015 from $227,324 for the year ended December 31, 2014. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since the comparable period in 2014, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization of 7.6%, or $5,223, to $74,390 for the year ended December 31, 2015 from $69,167 for the year ended December 31, 2014. Real estate and personal property tax and property insurance increased $4,176, or 13.8%, for the year ended December 31, 2015 when compared to the same period in 2014. This increase is due to our acquisitions along with a general overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our rigorous management of this expense.

General and administrative expense increased by approximately $152 to $20,515 for the year ended December 31, 2015 from $20,363  for the year ended December 31, 2014.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expense related to share based compensation increased $495 when comparing the year ended December 31, 2015 to the same period in 2014. The increase in share based compensation expense is due primarily to the issuance of the shares attributable to the 2014 ALTIP Plan during the first quarter of 2015. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transactions costs will fluctuate from period to period based on our acquisition activities. Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $1,353 from $2,472 for the year ended December 31, 2014 to $1,119 for the year ended December 31, 2015. While we acquired more properties in 2014, the manners in which acquisition targets are found can and do dictate the costs necessary to complete the acquisition. The costs incurred in 2015 were related to the following hotels: $76 related to our St. Gregory acquisition, $84 related to our TownePlace Suites acquisition, and $548 related to our Ritz Carlton Georgetown acquisition. The costs incurred in 2014 were related to the following hotels: $1,836 related to our Hilton Garden Inn 52nd Street acquisition; $173 related to our Hotel Milo acquisition; and $169 related to our Parrot Key Resort acquisition. Also included in these costs are charges related to transactions that were terminated during the year.

Operating Income

Operating income for the year ended December 31, 2015 was $82,393 compared to operating income of $67,909 during the same period in 2014.  Operating income was positively impacted by the improved operating results of our hotels discussed above.  Offsetting this increase was insurance recoveries of approximately $4,604 recognized during the year ended December 31, 2014 related to the settlement of insurance claims from Hurricane Sandy. A similar event did not occur during the year ended December 31, 2015.

Interest Expense

Interest expense increased $200 from $43,357 for the year ended December 31, 2014 to $43,557 for the year ended December 31, 2015.  Our borrowings have increased in total since December 31, 2014, largely in part because of increased borrowings drawn on our unsecured credit facility and unsecured term loan. However, these borrowings were used to repay several secured mortgage indebtedness during the year ended December 31, 2015. The borrowings on our unsecured credit facility and unsecured term loan bear interest at a lower interest rate than the mortgage loans in which the proceeds were used to repay, thereby compressing the increase in interest expense for the year ended December 31, 2015 as compared to the same period in 2014. During 2014, we entered into a new credit facility which allowed for an additional $100,000 unsecured term loan, which we drew during the second quarter of 2014. On August 10, 2015, we entered into a $300,000 senior unsecured term loan with Citigroup Global Markets Inc. and various other lenders, which was fully drawn down by December 31, 2015.

Gain on Disposition of Hotel Properties

During the year ended December 31, 2014, the Company recorded a gain of $7,195 related to its sale of Hotel 373 in Manhattan.

Gain on Hotel Acquisitions, net

During the year ended December 31, 2014, the Company recorded a gain of $12,667 related primarily to its purchase of the Hilton Garden Inn on 52nd Street in Manhattan as the purchase price of the asset was less than the appraised fair value as of the closing date.  A similar event did not occur during the year ended December 31, 2015.

Development Loan Recovery

Consideration given in exchange for the Hilton Garden Inn 52nd Street included cash to the seller and our reinstatement and cancellation of a development loan receivable in the original principal amount of $10,000 and $12,494 of accrued interest and late fees. This development loan receivable had previously been fully impaired in 2009, but was recovered as part of this acquisition. As a result, we recognized a gain of $22,494 on the recovery of the previously impaired development loan during the year ended December 31, 2014.  A similar event did not occur during the year ended December 31, 2015.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. The operating results of the unconsolidated joint ventures improved by $272 for the year ended December 31, 2015. This is primarily because of the improved performance in our Boston market, where two of our five properties owned in joint ventures are located.

Income Tax Benefit

During the year ended December 31, 2015, the Company recorded an income tax benefit of $3,141 compared to an income tax benefit of $2,685 in 2014.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the year ended December 31, 2015 was $27,440 compared to net income applicable to common shareholders of $52,899 for the same period in 2014. Net income applicable to common shareholders for the year ended December 31, 2014 was positively impacted by the improved operating results of our hotels and one-time gains discussed above which occurred for the year ended December 31, 2014 only.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income applicable to common shareholders for the year ended December 31, 2015 was $27,332 compared to $52,917 for the same period in 2014. This amount was primarily attributable to net income as more fully described above. Further change in other comprehensive income was primarily the result of the decrease in fair value of our interest rate swaps and caps used as cash flow hedges.  The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows. For the year ended December 31, 2015, we recorded other comprehensive loss of $108 when compared to $18 of other comprehensive income for the year ended December 31, 2014.  The decrease in other comprehensive income was primarily due to the decrease in fair value of our interest rate swaps and caps used as cash flow hedges. The decrease in fair value of these instruments is attributed to changes in the forecasted LIBOR rates from period to period, as interest rates continue to be forecasted at historic lows.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO DECEMBER 31, 2013

(dollars in thousands, except per share data)

Revenue

Our total revenues for the years ended December 31, 2014 and 2013 consisted of hotel operating revenues and other revenue. Hotel operating revenues were approximately 99.9% of total revenues for the years ended December 31, 2014 and 2013, respectively. Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that were consolidated in our financial statements during the period. Hotel operating revenues increased $79,162, or 23.4%, from $338,064 for the year ended December 31, 2013 to $417,226 for the same period in 2014. This increase in hotel operating revenues was primarily attributable to the acquisitions consummated in 2014 and 2013 as well as increases in hotel operating revenues for our same store consolidated hotels.

We acquired interests in the following consolidated hotels that contributed the following operating revenues for the year ended December 31, 2014:

Brand	Location	Acquisition Date	Rooms	2014 Hotel Operating Revenues
Hotel Milo	Santa Barbara, CA	February 28, 2014	122	$8,655
Parrot Key Resort	Key West, FL	May 7, 2014	148	9,145
Hilton Garden Inn 52nd Street	New York, NY	May 30, 2014*	205	10,439
Hampton Inn Pearl Street	New York, NY	June 23, 2014*	81	2,867
			556	$31,106

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

General and administrative expense decreased by approximately $3,506 from $23,869 in 2013 to $20,363 in 2014. General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees. Expense related to share based compensation decreased $3,718 when comparing the year ended December 31, 2014 to the same period in 2013. This decrease in share based compensation expense is due primarily to the vesting of the 2010 Multi-Year LTIP Plan as of December 31, 2016 as well as a lesser amount of restricted shares issued since December 31, 2013. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transactions costs will fluctuate from period to period based on our acquisition activities. Acquisition costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,498 from $974 for the year ended December 31, 2013 to $2,472 for the year ended December 31, 2014. While we acquired more properties during the year ended December 31, 2013 when compared to the same period in 2012, the manner in which acquisition targets are found can and do dictate the costs necessary to complete the acquisition. The costs incurred in 2014 were related to the following hotels: $1,836 related to our Hilton Garden Inn 52nd Street acquisition; $173 related to our Hotel Milo acquisition; and $169 related to our Parrot Key Resort acquisition. The costs incurred in 2013 were related to following hotels: $500 related to our Hyatt Union Square acquisition; $152 related to our Residence Inn Coconut Grove acquisition; $65 related to our Courtyard San Diego acquisition; and $138 for our Winter Haven and Blue Moon Hotel acquisitions. The remaining costs were primarily related to transactions that were terminated during the year.

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

Interest Expense

Interest expense increased $2,422 from $40,935 for the year ended December 31, 2013 to $43,357 for the year ended December 31, 2014. The increase in interest expense is due primarily to increased borrowings drawn on our unsecured credit facilities. During 2014, we entered into a new credit facility which allowed for an additional $100,000 in unsecured term loan, which we drew during the second quarter of 2014.

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

Development Loan Recovery

Consideration given in exchange for the Hilton Garden Inn 52nd Street included cash to the seller and our reinstatement and cancellation of a development loan receivable in the original principal amount of $10,000 and $12,494 of accrued interest and late fees. This development loan receivable had previously been fully impaired in 2009, but was recovered as part of this acquisition. As a result, we recognized a gain of $22,494 on the recovery of the previously impaired development laon.

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

Income Tax Benefit

During the year ended December 31, 2014, the Company recorded an income tax benefit of $2,685 compared an income tax benefit of $5,600 in 2013. Prior year income tax benefit included the reversal of allowances against state deferred tax assets resulting from cumulative net operating losses that were deemed to be realizable based on projections of future performance of the hotels generating these net operating losses.

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

For the year ended December 31, 2014, the Company recorded a loss of $128 in connection with the closing of the remaining four properties. In addition, we recorded an impairment loss of $1,800 in the first quarter of 2014, as the proceeds did not exceed the carrying value for certain of these properties.

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

The operating results for all 18 of the above described hotel properties and one land parcel have been reclassified to discontinued operations in the statement of operations for the years ended December 31, 2014 and 2013, respectively.

We recorded income from discontinued operations of approximately $263 during the twelve months ended December 31, 2014, compared to income of approximately $7,388 during the twelve months ended December 31, 2013. See “Note 11 – Hotel Dispositions” for more information.

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

Comprehensive Income Applicable to Common Shareholders

Comprehensive income applicable to common shareholders for the year ended December 31, 2014 was $52,917 compared to $34,162 for the same period in 2013. This amount was primarily attributable to net income as more fully described above. Further change in other comprehensive income was primarily the result of the positive shift in the position of the fair value of our derivative instruments. For the year ended December 31, 2014, we recorded other comprehensive income of $18 when compared to $1,410 of other comprehensive income for the year ended December 31, 2013.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing a number of our hotel properties were not met as of December 31, 2015. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit and a $250,000 senior unsecured term loan. This new facility amended and restated the existing $400,000 senior secured credit facility. The $500,000 unsecured credit facility expires on February 28, 2018 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The credit facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions. On August 10, 2015, we entered into a $300,000 senior unsecured term loan agreement with Citigroup Global Markets Inc. and various other lenders.  As of December 31, 2015, we had fully drawn this term loan. This new term loan expands our senior unsecured borrowing capacity from $500,000 to $800,000.

As of December 31, 2015, the outstanding unsecured term loan balance under the $500,000 senior unsecured credit facility and unsecured term loan agreement was $550,000 and we had $27,000 outstanding borrowings under the $250,000 revolving line of credit. As of December 31, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility’s revolving line of credit was $218,745, which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the $500,000 unsecured credit facility from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of December 31, 2015, we have $158,167 of indebtedness maturing on or before December 31, 2016. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the $250,000 revolving line of credit portion of our $500,000 credit facility and the issuance of our securities.

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

In addition to the incurrence of debt and the offering of equity securities, disposition of property or investment from a joint venture partner serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets, as evidenced by our recently announced transaction involving the Cindat JV Properties or from sales of non-core hotels in secondary and tertiary markets.  Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Common Share Repurchase Plan

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding shares. In October 2015, our Board of Trustees authorized a new $100,000 share repurchase program which would commence up on the completion of the existing program.  The new program will expire on December 31, 2016 unless extended by the Board of Trustees.  We may seek Board of Trustee approval to increase the 2016 authorization.  For the year ended December 31, 2015, the Company repurchased 5,310,371 common shares for an aggregate purchase price of $128,239 under the February 2015 and October 2015 repurchase programs. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

Acquisitions

During the year ended December 31, 2015, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
St. Gregory Hotel, Washington, DC	6/16/2015	$23,764	$33,005	$3,240	$45		$978	$61,032	$28,902	*
TownePlace Suites, Sunnyvale, CA	8/25/2015	-	18,999	2,348	6,453	**	-	27,800	-
Ritz-Carlton Georgetown, DC	12/29/2015	17,570	29,160	3,270	-		-	50,000	-
TOTAL		$41,334	$81,164	$8,858	$6,498		$978	$138,832	$28,902

*Includes a $3,050 premium as we determined that the stated rate of interest on the assumed mortgage debt was above market.

**Acquired ground lease asset of $6,353 and intangible asset related to the franchise agreement of $100 with purchase of the property.

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash provided by hotels acquired during 2015, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions. Net cash provided by operating activities for the year ended December 31, 2015 was $121,817 and cash used for the payment of distributions and dividends for the year ended December 31, 2015 was $70,971.

We also project that our operating cash flow and available borrowings under the $250,000 revolving line of credit portion of our $800,000 unsecured credit facility will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovation and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and scheduled debt repayments. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including borrowings under the $250,000 revolving line of credit portion of our $800,000 unsecured credit facility and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. Certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

Spending on capital improvements during the year ended December 31, 2015 decreased when compared to spending on capital improvements during the year ended December 31, 2014. During the year ended December 31, 2015, we spent $27,366 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $38,342 during the same period in 2014. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the twelve months ended December 31, 2015, we spent $2,814 less on hotel development projects than during the same period of 2014 as both the new tower construction at Courtyard Miami Beach and re-development project at Hampton Inn Pearl Street hotels neared completion. Projects such as these require significant capital, which we expect to fund with various sources of capital, including available borrowings under the $250,000 revolving line of credit portion of our credit facility and through secured, non-recourse mortgage financings. In addition, we may seek to raise capital through public or private offerings of our securities to fund these capital improvements.

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

CASH FLOW ANALYSIS (dollars in thousands, except per share data)

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Net cash provided by operating activities increased $8,923 from $112,894 for the year ended December 31, 2014 to $121,817 for the comparable period in 2015. Net income, adjusted for non-cash items reflected in the statement of cash flows for the years ended December 31, 2015 and 2014, increased $16,769 for the year ended December 31, 2015 when compared to 2014. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash used in investing activities for the year ended December 31, 2015 decreased $36,595 from $180,504 for the year ended December 31, 2014 compared to $143,909 for 2015. While spending on the purchase of hotel properties and deposits on hotel acquisitions was $60,060 higher during the year ended December 31, 2014, compared to same period in 2015, proceeds from the disposition of hotel properties was $30,056 less during the year ended December 31, 2015 when compared to the year ended December 31, 2014. Offsetting this was spending on hotel development projects which were $2,814 less during the year ended December 31, 2015 when compared to the year ended December 31, 2014. During the year ended December 31, 2014 we received $30,056 in proceeds from the disposition of Hotel 373 in the second quarter and the remaining 4 non-core properties during the first quarter.

Net cash provided by financing activities for the year ended December 31, 2015 was $28,372 compared to net cash provided by financing activities for the year ended December 31, 2014 of $53,072. Net proceeds received during the year ended December 31, 2015 under our unsecured credit facility were $227,000 higher than during the same period in 2014. Net proceeds from mortgages and notes payable were $136,258 lower during the year ended December 31, 2015, when compared to the same period in 2014. During the year ended December 31, 2015, we used $128,239 for the repurchase of common shares. Dividends and distributions payable increased $4,605 during the year ended December 31, 2015, compared to 2014, due to the increase in our dividend paid on common shares from $1.04 to $1.12 per share. This was partially offset by the reduction of dividends paid on common shares due to our common share repurchases.

Comparison of the Years Ended December 31, 2014 and December 31, 2013

Net cash provided by operating activities increased $22,633, from $90,261 for the year ended December 31, 2013 to $112,894 for the same period 2014. Net income, adjusted for non-cash items reflected in the statement of cash flows for the years ended December 31, 2014 and 2013, increased $17,698 for the year ended December 31, 2014 when compared to 2013. This is primarily due to cash provided by properties acquired over the past twelve months and improving operating results within our existing portfolio. The offsetting decrease in cash provided by operating activities was attributable to an increase in working capital assets.

Net cash used in investing activities increased $55,030, from $125,474 for year ended December 31, 2013 to $180,504 for 2014. Spending on the purchase of hotel properties and deposits on hotel acquisitions was $43,742 less during 2014 compared to 2013, proceeds from the disposition of hotel properties was $105,959 less during the year ended December 31, 2014 when compared to the year ended December 31, 2013. Offsetting this was spending on hotel development projects which was $16,290 less during the year ended December 31, 2014 when compared to the year ended December 31, 2013 and a repayment of note receivable of $15,122 which occurred during the year ended December 31, 2013. During the year ended December 31, 2014 we received $30,056 in proceeds from the disposition of Hotel 373 in the second quarter and the remaining four non-core properties during the first quarter.

Net cash provided by financing activities for year ended December 31, 2014 was $53,072 compared to $2,367 during the same period in 2013. Net proceeds received during the year ended December 31, 2014 under our unsecured credit facility were $50,000 higher than during the same period in 2013. Net proceeds from mortgages and notes payable were $29,050 higher during the year ended December 31, 2014, when compared to the same period in 2013. During the first quarter of 2013, we completed an offering of Series C Preferred Shares with net proceeds of $72,370, after deducting underwriting discounts and offering expenses, which was primarily used to redeem all of the issued and outstanding Series A Preferred Shares with a redemption value of $60,000. During the year ended December 31, 2014, we used $15,418 for the repurchase of common shares. Dividends and distributions payable decreased $391 during the year ended December 31, 2014, compared to 2013, due to a decrease in the number of outstanding common shares.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Net income applicable to common shareholders	$27,440	$52,899	$32,752
Income allocated to noncontrolling interests	411	1,016	335
(Income) loss from unconsolidated joint ventures	(965)	(693)	1,835
Gain on hotel acquisition	-	(12,667)	(12,096)
Development Loan Recovery	-	(22,494)	-
Gain on disposition of hotel properties	-	(7,067)	(32,121)
Loss from impairment of depreciable assets	-	1,800	10,314
Depreciation and amortization	74,390	69,167	55,784
Depreciation and amortization from discontinued operations	-	-	7,050
Funds from consolidated hotel operations applicable to common shareholders and Partnership units	101,276	81,961	63,853

Income (loss) from Unconsolidated Joint Ventures	965	693	(1,835)
Impairment of investment in unconsolidated joint ventures	-	-	1,813
Depreciation and amortization of purchase price in excess of historical cost (1)	481	570	596
Interest in depreciation and amortization of unconsolidated joint ventures (2)	5,027	5,915	6,502
Funds from unconsolidated joint ventures operations applicable to common shareholders and Partnership units	6,473	7,178	7,076

Funds from Operations applicable to common shareholders and Partnership units	$107,749	$89,139	$70,929

Weighted Average Common Shares and Units Outstanding
Basic	47,786,811	49,777,302	49,597,613
Diluted	50,276,867	52,035,256	52,221,554

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

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements. The SEC staff announced at the June 18, 2015 Emerging Issues Task Force Meeting that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of a line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which incorporates the SEC staff guidance into the FASB Accounting Standards Codification.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company anticipates a change in our balance sheet presentation only because the standard does not alter the accounting for amortization of debt issuance costs.

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

As of December 31, 2015, based on our analysis, we have determined that the future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations and commitments to make future payments under contracts, such as debt and lease agreements, as of December 31, 2015.

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Long Term Debt	$596,584	$158,167	$203,737	$101,871	$2,872	$2,912	$127,025
Interest Expense on Long Term Debt	87,982	25,812	9,954	7,243	5,309	5,194	34,470
Unsecured Term Loan	550,000	-	-	-	250,000	300,000	-
Unsecured Line of Credit	27,000	-	-	27,000	-	-	-
Interest Expense on Credit Facility	73,159	15,662	15,662	15,662	9,764	8,584	7,825
Hotel Ground Rent	262,944	2,701	2,706	2,714	2,719	2,744	249,360
Total	$1,597,669	$202,342	$232,059	$154,490	$270,664	$319,434	$418,680

Item 7A .Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt which has not been effectively hedged with interest swaps or interest rate caps. As of December 31, 2015, we are exposed to interest rate risk with respect to variable rate borrowings under our $500,000 credit facility and $300,000 unsecured term loan and certain variable rate mortgages and notes payable. As of December 31, 2015, we had total variable rate debt outstanding of $640,798 with a weighted average interest rate of 2.65%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of December 31, 2015 would be an increase or decrease in our interest expense for the twelve months ended December 31, 2015 of $4,215.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2015, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard by Marriott, Westside, Los Angeles, CA  and we have four interest rate swaps related to debt on the Duane Street Hotel, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY and our unsecured credit facility. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2015 approximately 53% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 47% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our revolving credit facility.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2015 to be approximately $1,159,874 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at December 31, 2015 to be approximately $1,182,336.

	2016	2017	2018	2019	2020	Thereafter	Total

Fixed Rate Debt	$157,120	$177,492	$828	$150,872	$912	$45,563	$532,787
Weighted Average Interest Rate	4.32%	3.51%	3.51%	5.39%	5.40%	5.39%	4.59%

Floating Rate Debt	$1,047	$26,245	$101,043	$102,000	$2,000	$381,462	$613,797
Weighted Average Interest Rate	2.74%	2.74%	2.76%	2.77%	2.77%	2.77%	2.76%

	$158,167	$203,737	$101,871	$252,872	$2,912	$427,025	$1,146,584

Line of Credit Facility	$-	$-	$27,000	$-	$-	$-	$27,000
Weighted Average Interest Rate	-	-	2.81%	-	-	-	2.81%
	$158,167	$203,737	$128,871	$252,872	$2,912	$427,025	$1,173,584

The table incorporates only those exposures that existed as of December 31, 2015, and does not consider exposure or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time.

Item 8.	Financial Statements and Supplementary Data

Hersha Hospitality Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders

Hersha Hospitality Trust:

We have audited the accompanying consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Hersha Hospitality Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hersha Hospitality Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hersha Hospitality Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2016, expressed an unqualified opinion on the effectiveness of Hersha Hospitality Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 17, 2016

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	December 31, 2015	December 31, 2014
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $82,787 and $84,247	$1,831,119	$1,745,483
Investment in Unconsolidated Joint Ventures	10,316	11,150
Cash and Cash Equivalents	27,955	21,675
Escrow Deposits	19,204	16,941
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $12 and $39	9,465	9,363
Deferred Financing Costs, Net of Accumulated Amortization of $8,024 and $6,938	8,971	8,605
Due from Related Parties	6,243	6,580
Intangible Assets, Net of Accumulated Amortization of $3,951 and $3,514	13,389	7,316
Deposits on Hotel Acquisitions	5,000	-
Other Assets	38,110	28,426
Total Assets	$1,969,772	$1,855,539

Liabilities and Equity:
Line of Credit	$27,000	$-
Unsecured Term Loan	550,000	250,000
Unsecured Notes Payable	51,548	51,548
Mortgages Payable, including Net Unamortized Premium and Consolidation of Variable Interest Entity Debt of $52,509 and $54,132	548,539	617,375
Accounts Payable, Accrued Expenses and Other Liabilities	59,226	54,116
Dividends and Distributions Payable	16,515	17,909
Due to Related Parties	8,789	7,203
Total Liabilities	$1,261,617	$998,151

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at December 31, 2015 and December 31, 2014, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at December 31, 2015 and December 31, 2014, 44,457,368 and 49,708,771 Shares Issued and Outstanding at December 31, 2015 and December 31, 2014, respectively	444	497
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at December 31, 2015 and December 31, 2014	-	-
Accumulated Other Comprehensive Loss	(466)	(358)
Additional Paid-in Capital	1,086,259	1,194,547
Distributions in Excess of Net Income	(408,274)	(365,381)
Total Shareholders' Equity	678,039	829,381

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units and LTIP Units	31,876	29,082
Noncontrolling Interests - Consolidated Variable Interest Entity	(1,760)	(1,075)
Total Noncontrolling Interests	30,116	28,007

Total Equity	708,155	857,388

Total Liabilities and Equity	$1,969,772	$1,855,539

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2015	2014	2013
Revenue:
Hotel Operating Revenues	$470,272	$417,226	$338,064
Interest Income from Development Loans	-	-	158
Other Revenues	113	180	191
Total Revenues	470,385	417,406	338,413

Operating Expenses:
Hotel Operating Expenses	254,313	227,324	188,431
Insurance Recoveries	-	(4,604)	(403)
Hotel Ground Rent	3,137	2,433	985
Real Estate and Personal Property Taxes and Property Insurance	34,518	30,342	24,083
General and Administrative (including Share Based Payments of $6,523, $6,028 and $9,746 for the year ended December 31, 2015, 2014 and 2013, respectively)	20,515	20,363	23,869
Acquisition and Terminated Transaction Costs	1,119	2,472	974
Depreciation and Amortization	74,390	69,167	55,784
Contingent Consideration Related to Acquisition of Hotel Property	-	2,000	-
Total Operating Expenses	387,992	349,497	293,723

Operating Income	82,393	67,909	44,690

Interest Income	193	805	1,784
Interest Expense	(43,557)	(43,357)	(40,935)
Other Expense	(367)	(485)	(102)
Gain on Disposition of Hotel Properties	-	7,195	-
Gain on Hotel Acquisitions, net	-	12,667	12,096
Development Loan Recovery	-	22,494	-
Loss on Debt Extinguishment	(561)	(670)	(545)
Income Before Income (Loss) from Unconsolidated Joint Venture Investments, Income Taxes and Discontinued Operations	38,101	66,558	16,988

Income (Loss) from Unconsolidated Joint Ventures	965	693	(22)
Impairment of Investment in Unconsolidated Joint Venture	-	-	(1,813)
Income (loss) from Unconsolidated Joint Venture Investments	965	693	(1,835)

Income Before Income Taxes	39,066	67,251	15,153

Income Tax Benefit	3,141	2,685	5,600

Income from Continuing Operations	42,207	69,936	20,753

Discontinued Operations (Note 11):
(Loss) Gain on Disposition of Discontinued Assets	-	(128)	32,121
Impairment of Discontinued Assets	-	(1,800)	(10,314)
Income from Discontinued Operations, Net of Income Taxes	-	263	7,388
(Loss) Income from Discontinued Operations	-	(1,665)	29,195

Net Income	42,207	68,271	49,948

Income Allocated to Noncontrolling Interests	(411)	(1,016)	(335)
Preferred Distributions	(14,356)	(14,356)	(14,611)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	(2,250)

Net Income Applicable to Common Shareholders	$27,440	$52,899	$32,752

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2015	2014	2013
Earnings Per Share:
BASIC
Income from Continuing Operations Applicable to Common Shareholders	$0.56	$1.08	$0.07
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	0.00	(0.03)	0.57
Net Income Applicable to Common Shareholders	$0.56	$1.05	$0.64

DILUTED
Income from Continuing Operations Applicable to Common Shareholders	$0.56	$1.07	$0.07
(Loss) Income from Discontinued Operations Applicable to Common Shareholders	0.00	(0.03)	0.56
Net Income Applicable to Common Shareholders	$0.56	$1.04	$0.63

Weighted Average Common Shares Outstanding:
Basic	47,786,811	49,777,302	49,597,613
Diluted*	48,369,658	50,307,506	50,479,545

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
Common Units and Vested LTIP Units	1,907,209	1,727,750	1,742,009
Total Potentially Dilutive Securities Excluded from the Denominator	1,907,209	1,727,750	1,742,009

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

[IN THOUSANDS]

	Year Ended December 31,
	2015	2014	2013
Net Income	$42,207	$68,271	$49,948
Other Comprehensive Income
Change in Fair Value of Derivative Instruments	1,459	1,527	2,694
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	(1,567)	(1,509)	(1,284)
	$(108)	$18	$1,410

Comprehensive Income	42,099	68,289	51,358
Less: Comprehensive Income Attributable to Noncontrolling Interests	(411)	(1,016)	(335)
Less: Preferred Distributions	(14,356)	(14,356)	(14,611)
Less: Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Shares	-	-	(2,250)
Comprehensive Income Attributable to Common Shareholders	$27,332	$52,917	$34,162

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388
Unit Conversion	8,965	-	-	-	-	132	-	-	132	(8,965)	(132)	-	(132)	-
Repurchase of Common Shares	(5,310,371)	(53)	-	-	-	(110,517)	-	(17,669)	(128,239)	-	-	-	-	(128,239)
Dividends and Distributions declared:	-
Common Shares	-	-	-	-	-	-	-	(52,664)	(52,664)	-	-	-	-	(52,664)
Preferred Shares	-	-	-	-	-	-	-	(14,356)	(14,356)	-	-	-	-	(14,356)
Common Units	-	-	-	-	-	-	-	-	-	-	(1,913)	-	(1,913)	(1,913)
LTIP Units	-	-	-	-	-	-	-	-	-	-	(694)	-	(694)	(694)
Dividend Reinvestment Plan	2,018	-	-	-	-	50	-	-	50	-	-	-	-	50
Share Based Compensation:
Grants	47,985	-	-	-	-	620	-	-	620	128,832	-	-	-	620
Amortization	-	-	-	-	-	1,427	-	-	1,427	-	4,437	-	4,437	5,864
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(108)	-	(108)	-	-	-	-	(108)
Net Income (Loss)	-	-	-	-	-	-	-	41,796	41,796	-	1,096	(685)	411	42,207
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2013	50,689,868	507	-	7,600,000	76	1,202,316	(376)	(364,568)	837,955	1,728,679	29,523	(342)	29,181	867,136
Unit Conversion/Redemption	4,725	-	-	-	-	(77)	-	-	(77)	(16,326)	(261)	-	(261)	(338)
Restricted Shares Forfeiture/LTIP Unit Issuance	(487,081)	(5)	-	-	-	5	-	-	0	487,081	-	-	-	0
Repurchase of Common Shares	(656,714)	(7)	-	-	-	(13,791)	-	(1,621)	(15,419)	-	-	-	-	(15,419)
Dividends and Distributions declared:
Common Shares ($0.26 per share)	-	-	-	-	-	-	-	(52,091)	(52,091)	-	-	-	-	(52,091)
Preferred Shares	-	-	-	-	-	-	-	(14,356)	(14,356)	-	-	-	-	(14,356)
Common Units ($0.26 per share)	-	-	-	-	-	-	-	-	-	-	(1,793)	-	(1,793)	(1,793)
LTIP Units ($0.07 per share)	-	-	-	-	-	-	-	-	-	-	(136)	-	(136)	(136)
Dividend Reinvestment Plan	2,162	-	-	-	-	50	-	-	50	-	-	-	-	50
Share Based Compensation:
Grants	155,811	2	-	-	-	647	-	-	649	-	-	-	-	649
Amortization	-	-	-	-	-	5,397	-	-	5,397	-	-	-	-	5,397
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	18	-	18	-	-	-	-	18
Net Income (Loss)	-	-	-	-	-	-	-	67,255	67,255	-	1,749	(733)	1,016	68,271
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Shareholders' Equity									Noncontrolling Interests					Redeemable Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Shares	Common Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)	Shares	Common Units ($)
Balance at December 31, 2012	49,668,102	497	-	7,000,000	70	1,179,780	(1,786)	(348,734)	829,827	1,012,064	15,484	476	15,960	845,787	3,064,252	15,321
Unit Conversion	6,948	-	-	-	-	(234)	-	-	(234)	(49,448)	(766)	-	(766)	(1,000)	-	-
Reallocation of Noncontrolling Interest	-	-	-	-	-	-	-	-	-	766,063	15,365	-	15,365	15,365	(3,064,252)	(15,365)
Preferred Shares
Preferred Shares Offering, Net of Costs	-	-	-	3,000,000	30	72,340	-	-	72,370	-	-	-	-	72,370	-	-
Preferred Shares Redemption	-	-	-	(2,400,000)	(24)	(59,976)	-	-	(60,000)	-	-	-	-	(60,000)	-	-
Dividends and Distributions declared:
Common Stock ($0.24 per share)	-	-	-	-	-	-	-	(50,836)	(50,836)	-	-		-	(50,836)	-	-
Preferred Shares	-	-	-	-	-	-	-	(14,611)	(14,611)	-	-		-	(14,611)	-	-
Common Units ($0.24 per share)	-	-	-	-	-	-	-	-	-	-	(1,669)	-	(1,669)	(1,669)	-	-
Dividend Reinvestment Plan	1,802	-	-	-	-	38	-	-	38	-	-		-	38	-	-
Share Based Compensation:
Grants	1,013,017	10	-	-	-	497	-	-	507	-	-		-	507	-	-
Amortization	-	-	-	-	-	9,871	-	-	9,871	-	-		-	9,871	-	-
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	1,410	-	1,410	-	-		-	1,410	-	-
Net Income (Loss)	-	-	-	-	-	-	-	49,613	49,613	-	1,109	(818)	291	49,904	-	44
Balance at December 31, 2013	50,689,868	507	-	7,600,000	76	1,202,316	(376)	(364,568)	837,955	1,728,679	29,523	(342)	29,181	867,136	-	-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS]

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net Income	$42,207	$68,271	$49,948
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Acquisition of Hotel Assets, Net			-
Gain on Hotel Acquisitions, Net	-	(12,667)	(12,096)
Contingent Consideration	-	2,000	-
Development Loan Recovery	-	(22,494)	-
Gain on Disposition of Hotel Properties	-	(7,067)	(32,121)
Impairment of Hotel Assets	-	1,800	10,314
Deferred Taxes	(3,141)	(2,685)	(5,500)
Depreciation	74,007	68,753	61,801
Amortization	1,492	1,979	2,545
Loss on Debt Extinguishment	324	673	471
Equity in (Income) Loss of Unconsolidated Joint Ventures	(965)	(693)	1,835
Distributions from Unconsolidated Joint Ventures	1,446	1,262	568
Loss Recognized on Change in Fair Value of Derivative Instrument	107	71	22
Share Based Compensation Expense	6,523	6,028	9,746
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	993	(350)	2,419
Escrows	(14)	1,272	476
Other Assets	(6,973)	2,182	(4,269)
Due from Related Parties	337	4,544	(2,636)
(Decrease) Increase in:
Due to Related Parties	1,586	2,388	412
Accounts Payable, Accrued Expenses and Other Liabilities	3,888	(2,373)	6,326
Net Cash Provided by Operating Activities	$121,817	$112,894	$90,261

Investing Activities:
Purchase of Hotel Property Assets	$(110,176)	$(175,236)	$(217,142)
Deposits on Hotel Acquisitions	(5,000)	-	(1,836)
Capital Expenditures	(27,366)	(38,342)	(42,854)
Cash Paid for Hotel Development Projects	(950)	(3,764)	(20,054)
Proceeds from Disposition of Hotel Properties	-	30,056	136,015
Net Changes in Capital Expenditure Escrows	(779)	4,577	(1,287)
Proceeds from Insurance Claims	-	1,881	5,001
Repayment of Development Loans Receivable	-	-	15,122
Distributions from Unconsolidated Joint Venture	362	324	1,711
Advances and Capital Contributions to Unconsolidated Joint Ventures	-	-	(150)
Net Cash Used in Investing Activities	$(143,909)	$(180,504)	$(125,474)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS]

	Year Ended December 31,
	2015	2014	2013
Financing Activities:
Proceeds from Borrowings Under Line of Credit, Net	$27,000	$-	$-
Proceeds from Unsecured Term Loan Borrowing	300,000	100,000	50,000
Principal Repayment of Mortgages and Notes Payable	(184,356)	(61,348)	(54,398)
Proceeds from Mortgages and Notes Payable	87,750	101,000	65,000
Cash Paid for Deferred Financing Costs	(2,362)	(4,450)	(2,283)
Proceeds from Issuance of Preferred Shares, Net	-	-	72,370
Redemption of Series A Preferred Shares	-	-	(60,000)
Repurchase of Common Shares	(128,239)	(15,418)	-
Redemption of Common Partnership Units	-	(338)	(1,000)
Settlement of Interest Rate Cap	(450)	(8)	(565)
Dividends Paid on Common Shares	(54,041)	(50,286)	(50,553)
Dividends Paid on Preferred Shares	(14,356)	(14,356)	(14,522)
Distributions Paid on Common Units	(2,574)	(1,724)	(1,682)
Net Cash Provided by Financing Activities	$28,372	$53,072	$2,367

Net Increase (Decrease) in Cash and Cash Equivalents	$6,280	$(14,538)	$(32,846)
Cash and Cash Equivalents - Beginning of Period	21,675	36,213	69,059

Cash and Cash Equivalents - End of Period	$27,955	$21,675	$36,213

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

As of December 31, 2015, the Company, through the Partnership and subsidiary partnerships, wholly owned 49 limited and full service hotels. All of the wholly owned hotel facilities are leased to the Company’s TRS, 44 New England.

In addition to the wholly owned hotel properties, as of December 31, 2015, the Company owned joint venture interests in another five properties. The properties owned by the joint ventures are leased to a TRS owned by the joint venture or to an entity owned by the joint venture partners and 44 New England. The following table lists the properties owned by these joint ventures:

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

We evaluate each of our investments and contractual relationships to determine whether they meet the guidelines of consolidation. Entities are consolidated if the determination is made that we are the primary beneficiary in a VIE or we maintain control of the asset through our voting interest or other rights in the operation of the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member. Based on our examination, the following entities were determined to be VIE’s: Mystic Partners, LLC; Mystic Partners Leaseco, LLC; South Bay Boston, LLC; Brisam Management DE, LLC; Hersha Statutory Trust I; and Hersha Statutory Trust II. Mystic Partners, LLC is a VIE entity, however because we are not the primary beneficiary it is not consolidated by the Company. Our maximum exposure to losses due to our investment in Mystic Partners, LLC is limited to our investment in the joint venture which is $5,022 as of December 31, 2015. Also, Mystic Partners Leaseco, LLC; and South Bay Boston, LLC lease hotel properties from our joint venture interests and are VIEs. These entities are consolidated by the lessors, the primary beneficiaries of each entity. Brisam Management DE, LLC is consolidated in our financial statements, as we are considered to be the primary beneficiary. Hersha Statutory Trust I and Hersha Statutory Trust II are VIEs but HHLP is not the primary beneficiary in these entities. Accordingly, the accounts of Hersha Statutory Trust I and Hersha Statutory Trust II are not consolidated with and into HHLP.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Noncontrolling Interest

Noncontrolling interest in the Partnership represents the limited partner’s proportionate share of the equity of the Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Partnership during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. Our ownership interest in the Partnership as of December 31, 2015, 2014 and 2013 was 95.0%,  95.8%, and 96.7%, respectively.

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

We classify the noncontrolling interests of our consolidated joint ventures, consolidated variable interest entity, and certain Common Units (“Nonredeemable Common Units”) as equity. The noncontrolling interests of Nonredeemable Common Units totaled $31,876 as of December 31, 2015 and $29,082 as of December 31, 2014. As of December 31, 2015, there were 2,319,301 Nonredeemable Common Units outstanding with a fair market value of $50,468, based on the price per share of our common shares on the NYSE on such date.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with the partnership agreement of the Partnership, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Prior to February 1, 2013, certain Common Units (“Redeemable Common Units”) had been pledged as collateral in connection with a pledge and security agreement entered into by the Company and the holders of the Redeemable Common Units. The redemption feature contained in the pledge and security agreement where the Redeemable Common Units served as collateral contains a provision that could result in a net cash settlement outside of the control of the Company. As a result, prior to February 1, 2013, the Redeemable Common Units were classified in the mezzanine section of the consolidated balance sheets as they did not meet the requirements for equity classification under US GAAP. Effective February 1, 2013, the aforementioned pledge and security agreement is no longer in place and therefore these Common Units have been treated as Nonredeemable Common Units. The carrying value of the Redeemable Common Units equaled the greater of carrying value based on the accumulation of historical cost or the redemption value.  As of December 31, 2015 and 2014, there were no outstanding Common Units designated as Redeemable Common Units.

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

Terms of the Series B and Series C Preferred Shares outstanding at December 31, 2015 and 2014 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Year Ended December 31,
Series	December 31, 2015	December 31, 2014	Aggregate Liquidation Preference	Distribution Rate	2015	2014

Series B	4,600,000	4,600,000	$115,000	8.000%	$2.0000	$2.0000
Series C	3,000,000	3,000,000	75,000	6.875%	1.7188	1.7188
Total	7,600,000	7,600,000

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

In February 2015, our Board of Trustees authorized us to repurchase from time to time up to an aggregate of $100,000 of our outstanding shares. In October 2015, our Board of Trustees authorized a new share repurchase program for $100,000 which would commence up on the completion of the existing program.  The new program will expire on December 31, 2016 unless extended by the Board of Trustees.  We may seek Board of Trustee approval to increase the 2016 authorization.  For the year ended December 31, 2015, the Company repurchased 5,310,371 common shares for an aggregate purchase price of $128,239 under the February 2015 and October 2015 repurchase programs. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

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

In May 2015, our Board of Trustees approved a reverse share split of our issued and outstanding common shares and Common Units and LTIP units at a ratio of 1-for-4. This reverse share split converted every four issued and outstanding common shares into one common share. The reverse share split was effective as of 5:00 PM Eastern time on June 22, 2015. As a result of the reverse share split, the number of outstanding Common Units and LTIP Units was reduced from 9,313,063 to 2,328,276 units. In addition, the second quarter dividend was adjusted to $0.28 per common share from the previously announced $0.07 per common share. All common share, Common Unit and LTIP Unit and per share data related to these classes of equity have been updated in the accompanying consolidated financial statements to reflect this share split for all periods presented.

Stock Based Compensation

We measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is amortized on a straight line basis over the period during which an employee is required to provide service in exchange for the award. The compensation cost related to performance awards that are contingent upon market-based criteria being met is recorded at the fair value of the award on the date of the grant and amortized over the performance period.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

The Company may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite the Company’s belief that its filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. The Company recognizes interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. The Company recognizes unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2015, 2014 and 2013, the Company did not record any uncertain tax positions. As of December 31, 2015, with few exceptions, the Company is subject to tax examinations by U.S. federal, state, and local income tax authorities for years 2003 through 2015.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements. The SEC staff announced at the June 18, 2015 Emerging Issues Task Force Meeting that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of a line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which incorporates the SEC staff guidance into the FASB Accounting Standards Codification.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company anticipates a change in our balance sheet presentation only because the standard does not alter the accounting for amortization of debt issuance costs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Land	$480,874	$439,540
Buildings and Improvements	1,518,565	1,424,842
Furniture, Fixtures and Equipment	227,527	203,275
	2,226,966	2,067,657

Less Accumulated Depreciation	(395,847)	(322,174)

Total Investment in Hotel Properties	$1,831,119	$1,745,483

Depreciation expense was $73,672,  $68,418 and $61,500 (including depreciation on assets held for sale) for the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2015, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
St. Gregory Hotel, Washington, DC	6/16/2015	$23,764	$33,005	$3,240	$45		$978	$61,032	$28,902	*
TownePlace Suites, Sunnyvale, CA	8/25/2015	-	18,999	2,348	6,453	**	-	27,800	-
Ritz-Carlton Georgetown, DC	12/29/2015	17,570	29,160	3,270	-		-	50,000	-
TOTAL		$41,334	$81,164	$8,858	$6,498		$978	$138,832	$28,902

*Includes a $3,050 premium as we determined that the stated rate of interest on the assumed mortgage debt was above market.

**Acquired ground lease asset of $6,353 and intangible asset related to the franchise agreement of $100 with purchase of the property.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the year ended December 31, 2015, we paid $708 in acquisition costs related to the above acquired assets.

Included in the consolidated statements of operations for the year ended December 31, 2015 are total revenues of $7,150 and a total net income of $548 for hotels we have acquired and consolidated since the date of acquisition. These amounts represent the results of operations for these hotels since the date of acquisition:

	Year Ended December 31,
	2015
Hotel	Revenue	Net Income
St. Gregory Hotel, Washington, DC	$5,257	$164
TownePlace Suites, Sunnyvale, CA	1,744	364
Ritz-Carlton Georgetown, DC	149	20
Total	$7,150	$548

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Purchase and Sale Agreement

In October 2015, we entered into a purchase and sale agreement to purchase the Sanctuary Beach Resort in Monterey, CA from an unaffiliated buyer for a total purchase price of $39,500. The transaction closed on January 28, 2016. Upon closing, we assumed debt of $14,700. Accounting for this acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The purchase price allocations are estimated based on current available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for the acquisition, which was acquired subsequent to year-end.

On February 4, 2016, we announced the signing of definitive agreements with Cindat Capital Management Limited to form a joint venture for 7 of our limited service hotels in Manhattan totaling 1,087 rooms for a total purchase price, including closing costs of $571,400, or $526 per key. The proposed joint venture is structured with Cindat as the preferred joint venture partner holding a 70.0% ownership stake, while we retain a 30% equity interest. We also announced the signing of a purchase and sale agreement to acquire the 238-room Hilton Garden Inn M Street, in Washington, DC for $106,500. These transactions are expected to close no later than March 31, 2016, and are subject to closing conditions, including the completion of the buyer’s due diligence. No assurance can be given that these transactions will close within the expected time frame or at all.

During the year ended December 31, 2014, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Ground Lease Intangible	Franchise Fees and Loan Costs	Total Purchase Price	Assumption of Debt
Hotel Milo, Santa Barbara, CA	2/28/2014	-	55,080	805	(14,230)	273	41,928	24,924
Parrot Key Resort, Key West, FL	5/7/2014	57,889	33,959	8,152	-	-	100,000	-
Hilton Garden Inn 52nd Street, New York, NY	5/27/2014	45,480	60,762	4,920	-	1,123	112,285	-

Total		$103,369	$149,801	$13,877	$(14,230)	$1,396	$254,213	$24,924

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the year ended December 31, 2014, we paid $2,178 in acquisition costs related to the above acquired assets.

The purchase agreement for the acquisition of the Parrot Key Resort in Key West, FL, contained a provision that entitled the seller to additional consideration of $2,000 contingent upon the hotel achieving certain net operating income thresholds within twelve months of acquisition. At the time of acquisition, no liability was recorded as the fair market value of the contingent consideration was determined to be $0. Upon remeasurement at December 31, 2014, a liability was recorded as the fair market value of the contingent consideration was determined to be $2,000.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

We have capitalized the following indirect development costs for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014		2013

Property Tax	$-	$223	223	$388
Interest Expense	-	458	458	1,320
Utilities	-	73	73	3
Total	$-	$754	754	$1,711

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

Pro Forma Results (Unaudited)

The following condensed pro forma financial data are presented as if all acquisitions completed since January 1, 2015 and 2014 had been completed on January 1, 2014 and 2013. Properties acquired without any operating history are excluded from the condensed pro forma operating results. The condensed pro forma financial data is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated on January 1, 2015 and 2014 at the beginning of the year presented, nor do they purport to represent the results of operations for future periods.

	Year Ended December 31,
	2015	2014
Pro Forma Total Revenues	493,096	456,189

Pro Forma Income from Continuing Operations	43,180	73,717
Loss from Discontinued Operations	-	(1,665)
Pro Forma Net Income	43,180	72,052
(Loss) Allocated to Noncontrolling Interest	(448)	(1,144)
Preferred Distributions	(14,356)	(14,356)
Pro Forma Net Income Applicable to Common Shareholders	$28,376	$56,552

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$0.59	$1.14
Diluted	$0.59	$1.12

Weighted Average Common Shares Outstanding
Basic	47,786,811	49,777,302
Diluted	48,369,658	50,307,506

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2015 and December 31, 2014 our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	December 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2015	2014

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$795	$913
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,499	4,680
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	5,022	5,556
				$10,316	$11,150

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

Income (loss) recognized during the years ended December  31, 2015, 2014 and 2013, for our investments in unconsolidated joint ventures is as follows:

	Year Ended Ended December 31,
	2015	2014	2013
SB Partners, LLC	$582	$407	$264
Hiren Boston, LLC	694	603	113
Mystic Partners, LLC	(311)	(317)	(399)
Income (Loss) from Unconsolidated Joint Venture Investments	965	693	(22)
Impairment from Unconsolidated Joint Ventures	-	-	(1,813)
Income (Loss) from Unconsolidated Joint Venture Investments	$965	$693	$(1,835)

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

The Hartford Marriott, part of the Mystic Partners, LLC joint venture, is under an Asset Management Agreement with 44 New England to provide asset management services. Fees for these services are paid monthly to 44 New England and recognized as income in the amount of 0.25% of operating revenues.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013.

Balance Sheets
	December 31,	December 31,
	2015	2014
Assets
Investment in Hotel Properties, Net	$105,354	$106,430
Other Assets	15,558	19,032
Total Assets	$120,912	$125,462

Liabilities and Equity
Mortgages and Notes Payable	$113,532	$115,446
Other Liabilities	30,575	30,832
Equity:
Hersha Hospitality Trust	22,698	23,060
Joint Venture Partner(s)	(45,893)	(43,876)
Total Equity	(23,195)	(20,816)

Total Liabilities and Equity	$120,912	$125,462

Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Room Revenue	$57,927	$59,135	$58,273
Other Revenue	22,776	21,725	22,606
Operating Expenses	(55,178)	(54,831)	(55,179)
Lease Expense	(1,115)	(1,063)	(996)
Property Taxes and Insurance	(2,948)	(2,934)	(3,034)
General and Administrative	(5,609)	(5,783)	(5,794)
Depreciation and Amortization	(6,549)	(6,376)	(6,697)
Interest Expense	(6,677)	(11,995)	(7,526)
Debt Extinguishment and Gain on Debt Forgiveness	-	3,016	-
Gain (Loss) allocated to Noncontrolling Interests	(341)	115	(179)

Net Income From Continuing Operations	$2,286	$1,009	$1,474
(Loss) Income from Discontinued Operations	-	-	(55)
Gain on Disposition of Hotel Properties	-	-	1,161

Net Income	$2,286	$1,009	$2,580

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of December 31, 2015 and December 31, 2014.

	December 31,	December 31,
	2015	2014
Company's share of equity recorded on the joint ventures' financial statements	$22,698	$23,060
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(12,382)	(11,910)
Investment in Unconsolidated Joint Ventures	$10,316	$11,150

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS AND DEPOSITS ON HOTEL ACQUISITIONS

Other Assets

Other Assets consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	14,434	7,883
Deferred Tax Asset, Net of Valuation Allowance of $804	14,590	11,448
Other	7,538	7,547
	$38,110	$28,426

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $14,590 of net deferred tax assets as of December 31, 2015. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $14,590  of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of December 31, 2015, we had $5,000 in interest bearing deposits related to the future acquisition of the Sanctuary Beach Resort, located in Marina, California (See “Note 2 – Investment in Hotel Properties” for more information).  As of December 31, 2014, we had no deposits on hotel acquisitions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

We had total mortgages payable at December 31, 2015 and December 31, 2014 of $548,539 and $617,375, respectively. These balances consisted of mortgages with fixed and variable interest rates, which ranged from 2.61% to 6.50% as of December 31, 2015. Included in these balances are net premiums of $3,503 and $1,584 as of December 31, 2015 and December 31, 2014, respectively, which are amortized over the remaining life of the loans. Aggregate interest expense incurred under the mortgage loans payable totaled $26,581,  $31,046 and $34,854 during the years ended December 31, 2015, 2014 and 2013, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing two of our hotel properties were not met as of December 31, 2015. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loans.

As of December 31, 2015, the maturity dates for the outstanding mortgage loans ranged from May 2016 to April 2023.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 notes issued to Hersha Statutory Trust I and Hersha Statutory Trust II, bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The weighted average interest rate on our two junior subordinated notes payable during the years ended December 31, 2015, 2014 and 2013 was 3.33%,  3.28% and 3.32%, respectively.  Interest expense in the amount of $1,715, $1,690 and $1,712 was recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The amount that we can borrow at any given time on our credit facility is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of December 31, 2015, the following hotel properties were borrowing base assets:

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
- Residence Inn, Tyson's Corner, VA

The interest rate for the $500,000 unsecured credit facility is based on a pricing grid with a range of one month U.S. LIBOR plus 1.70% to 2.45% for the revolving line of credit and 1.60% to 2.35% for the unsecured term loan. The $300,000 unsecured term loan’s interest rate is based on a pricing grid with a range of one month U.S LIBOR plus 1.50% to 2.25%. As noted above, we refinanced our credit facility during February 2014. Prior to this refinancing, the pricing grid for the evolving line of credit and unsecured term loan was U.S. LIBOR plus 1.75% to 2.65%.

As of December 31, 2015, we had borrowed $250,000 in unsecured term loans under the $500,000 unsecured credit facility, $150,000 for which we had entered into interest rate swaps which effectively fix the interest rate on these term loans at a blended rate of 2.914%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information. As of December 31, 2015, we had fully drawn the $300,000 unsecured term loan.

As of December 31, 2015, we had a balance of $27,000 outstanding on the revolving line of credit. As of December 31, 2014, the outstanding unsecured $250,000 term loan under the $500,000 unsecured credit facility was fully drawn and the $250,000 revolving line of credit had no balance outstanding.

The credit agreement providing for the $500,000 unsecured credit facility and $300,000 unsecured term loan include certain financial covenants and requires that we maintain: (1) a minimum tangible net worth of $900,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.45 to 1.00, which increases to 1.50 to 1.00 as of January 1, 2016;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 50%, which decreases to 45% as of January 1, 2016

The Company is in compliance with each of the covenants listed above as of December 31, 2015. As of December 31, 2015, our remaining borrowing capacity under the $500,000 unsecured credit facility and $300,000 unsecured term loan was $218,745 based on the borrowing base assets at December 31, 2015.

The Company recorded interest expense of $10,147,  $6,218 and $5,413 related to borrowings drawn on each of the aforementioned credit facilities, for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average interest rate on our credit facilities was 2.69%,  2.82% and 3.08% for the years ended December 31, 2015, 2014 and 2013, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

 NOTE 5 – DEBT (CONTINUED)

Aggregate annual principal payments for the Company’s credit facility, unsecured term loan and mortgages and subordinated notes payable for the five years following December 31, 2016 and thereafter are as follows:

Year Ending December 31,	Amount

2016	$158,167
2017	203,737
2018	128,871
2019	252,872
2020	2,912
Thereafter	427,025
Net Unamortized Premium	3,503
$1,177,087

Capitalized Interest

We utilize cash, mortgage debt and our unsecured credit facility to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the revolving credit facility that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the years ended December 31, 2015, 2014 and 2013, we capitalized $0,  $458 and $1,320 respectively, of interest expense related to these projects.

Deferred Financing Costs

Costs associated with entering into mortgages, notes payable, unsecured term loan and our credit facilities are deferred and amortized over the life of the debt instruments. Amortization of deferred financing costs is recorded in interest expense. As of December 31, 2015, deferred costs were $8,971, net of accumulated amortization of $8,024. Amortization of deferred costs for the years ended December 31, 2015, 2014 and 2013 was $2,650,  $2,768 and $2,886 respectively.

Debt Payoff

On August 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $60,000 secured by the Courtyard by Marriott, Miami, FL. In connection with this transaction, we terminated the interest rate swap associated with the mortgage on this property. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on this transaction. The loan was due to mature on July 1, 2016, and we incurred approximately $329 in expense in unamortized deferred financing costs and fees.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

New Debt/Refinance

On October 27, 2015, we refinanced the outstanding mortgage debt with an original balance of $30,000 secured by the Courtyard by Marriott, Los Angeles, California and simultaneously entered into a new mortgage obligation of $35,000, incurring a loss on debt extinguishment of approximately $10. The new mortgage debt bears interest at a variable rate of one month U.S. dollar LIBOR plus 3.00% and matures on September 29, 2017. Also on October 27, 2015, we entered into an interest rate cap that matures on September 27, 2017 that effectively limits the interest at 3.00% per annum.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate cap.

On June 10, 2015, we refinanced the outstanding mortgage debt with an original principal balance of $55,000 secured by the Hyatt Union Square, New York, NY and simultaneously entered into a new mortgage obligation of $55,750, incurring a loss on debt extinguishment of approximately $212. The new mortgage debt bears interest at a variable rate of one month U.S dollar LIBOR plus 2.30% and matures on June 10, 2019. Also on June 10, 2015, we entered into an interest rate cap that matures on June 10, 2016 that effectively limits the interest at 3.00% per annum. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate cap.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the years ended December 31, 2015, 2014 and 2013, base management fees incurred totaled $13,675,  $12,263 and $11,713 respectively, and are recorded as Hotel Operating Expenses. For the years ended December 31, 2015, 2014 and 2013, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expense for the years ended December 31, 2015, 2014 and 2013 were $27,998,  $26,015 and $26,247 respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the years ended December 31, 2015, 2014 and 2013, the Company incurred accounting fees of $1,484, $1,410 and $1,739 respectively. For the years ended December 31, 2015, 2014 and 2013, the Company incurred information technology fees of $441,  $416 and $510 respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the years ended December 31, 2015, 2014 and 2013, we incurred fees of $996,  $742 and $1,459 respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Hotel Supplies

For the years ended December 31, 2015, 2014 and 2013, we incurred charges for hotel supplies of $189, $163 and $222 respectively. For the years ended December 31, 2015, 2014 and 2013, we incurred charges for capital expenditure purchases of $4,542,  $10,610 and $19,783 respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately  $1 and $2 is included in accounts payable at December 31, 2015 and December 31, 2014, respectively.

Due From Related Parties

The due from related parties balance as of December 31, 2015 and December 31, 2014 was approximately $6,243 and $6,580, respectively. The balances primarily consisted of working capital deposits made to Hersha affiliates.

Due to Related Parties

The balance due to related parties as of December 31, 2015 and December 31, 2014 was approximately $8,789 and $7,203, respectively. The balances consisted of amounts payable to HHMLP for administrative, management, and benefit related fees.

Hotel Ground Rent

For the years ended December 31, 2015, 2014 and 2013 we incurred $3,137,  $2,433 and $985 respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

Future minimum lease payments (without reflecting future applicable Consumer Price Index increases) under these agreements are as follows:

Year Ending December 31,	Amount

2016	$2,701
2017	2,706
2018	2,714
2019	2,719
2020	2,744
Thereafter	249,360
$262,944

Contingent Consideration

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

As of December 31, 2015, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2015 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2015	December 31, 2014

Capitol Hill Hotel, Washington, DC*	Swap	0.540%	1-Month LIBOR + 3.25%	February 1, 2012	February 1, 2015	$ -	$-	$(8)
Hilton Garden Inn 52nd Street, New York, NY	Cap	1.100%	1-Month LIBOR + 2.90%	May 27, 2014	June 1, 2015	45,000	-	-
Courtyard, LA Westside, Culver City, LA****	Swap	1.097%	1-Month LIBOR + 3.85%	September 29, 2011	September 29, 2015	-	-	(174)
Courtyard, LA Westside, Culver City, LA****	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	19
Hyatt, Union Square, New York, NY	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	-	9
Courtyard, Miami, FL***	Swap	0.820%	1-Month LIBOR + 3.50%	July 2, 2012	July 1, 2016	-	-	(218)
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.35%	November 5, 2012	November 5, 2016	100,000	84	272
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.35%	December 18, 2012	November 5, 2016	50,000	18	85
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,167	(21)	(29)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	45,000	(215)	(149)
Hyatt, Union Square, New York, NY**	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	136	-
							$21	$(212)

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

**** On October 27, 2015, we refinanced the debt associated with Courtyard, LA Westside. As a result, we entered into an interest rate cap with a strike rate of 3.000%. The existing interest rate swap matured on September 29, 2015. See “Note 5 – Debt” for more information regarding this refinance.

On January 31, 2014, we entered into an interest rate swap that effectively fixes interest payments at 5.433% on a variable rate mortgage on the Duane Street Hotel. See “Note 5 – Debt” for more information on the interest rate swap.

On April 30, 2014, we sold Hotel 373, New York, NY, and therefore, terminated the interest rate cap associated with the mortgage on this property. As a result of this termination, we expensed $55 in fees, which are included in the gain on disposition of hotel properties.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of certain swaps and our interest rate caps is included in other assets at December 31, 2015 and December 31, 2014 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at December 31, 2015 and December 31, 2014.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $108,  and a gain of $18 and $1,410 for the years ended December 31, 2015, 2014 and 2013, respectively. These unrealized gains and losses were reflected on our consolidated balance sheet in accumulated other comprehensive income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $1,567 of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense during 2015. During 2016, the Company estimates that an additional $177 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt were $1,177,087 and $1,170,901, respectively.  As of December 31, 2014, the carrying value and estimated fair value of the Company’s debt were $918,923 and $916,877, respectively.

Impaired Hotel Property

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the year ended December 31, 2013 of approximately $3,723 for the Holiday Inn Express Camp Springs, MD for which the anticipated net proceeds from the sale of the hotel were less than the carrying value.  The fair value of the hotel was estimated using level 2 inputs.

As discussed in “Note 12-Discontinued Operations,” the Company recorded an impairment loss for the year ended December 31, 2013 of approximately $6,591 for the non-core hotel portfolio the Company was under contract to sell for which the anticipated net proceeds were less than the carrying value.  The fair value of the non-core hotel portfolio was estimated using level 2 inputs.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS

In May 2011, the Company established and our shareholders approved the Hersha Hospitality Trust 2012 Equity Incentive Plan (as amended through the date hereof, the “2012 Plan”) for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to the Company.

Executives & Employees

Annual Long Term Equity Incentive Programs

To further align the interests of the Company’s executives with those of shareholders, the Compensation Committee grants annual long term equity incentive awards that are both “performance-based” and “time-based.”

On March 18, 2015, the Compensation Committee approved the 2015 Annual Long Term Equity Incentive Program (“2015 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan (“LTIP Units”).  LTIP Units are earned under the 2015 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period. As of December 31, 2015, no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2015 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	64,415	-	$758	$-
December 23, 2014
(2013 Annual EIP) (3)	83,993	3 years	25%/year (1)	83,992	27,998	173	582
December 23, 2014
(2012 Annual EIP) (3)	97,381	3 years	25%/year (1)	194,761	48,690	-	309
December 23, 2014 (3)	258,899	5 years	33% Year 3, 4, 5 (2)	86,299	-	1,553	2,650
	569,105			429,467	76,688	$2,484	$3,541

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

(3)On December 23, 2014, the 2012 Plan was amended and restated to add LTIP Units as a type of award available under the 2012 Plan. On this date, the Compensation Committee approved an aggregate of 487,081 LTIP Units to certain executive officers.  These executive officers forfeited an aggregate of 487,081 Class A Common Shares, all of which were unvested as of the grant date of the LTIP Units and previously awarded to the executive officers under the 2012 Plan as restricted stock awards. These LTIP Units are subject to the same time-based vesting conditions that applied to the forfeited restricted stock awards.

Stock based compensation expense related to the Annual Long Term Equity Incentive Program of $4,490,  $4,083 and $4,858 was incurred during the years ended December 31, 2015, 2014 and 2013, respectively.  Unearned compensation related to the

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Annual Long Term Equity Incentive Program as of December 31, 2015 and December 31, 2014 was $2,484 and $3,541,  respectively.

Compensation related to the LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 18, 2015, the Compensation Committee approved the 2015 Multi-Year Long Term Equity Incentive Program (“2015 Multi-Year EIP”).  The shares or LTIP Units issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).  This program has a three-year performance period which commenced on January 1, 2015 and ends December 31, 2017. As of December 31, 2015, no shares or LTIP Units have been issued to the executive officers in settlement of 2015 Multi-Year EIP awards.

On April 11, 2014, the Compensation Committee approved the 2014 Multi-Year Long Term Equity Incentive Program (“2014 Multi-Year EIP”). The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award). This program has a three-year performance period which commenced on January 1, 2014 and ends December 31, 2016. As of December 31, 2015 no common shares have been issued to the executive officers in settlement of 2014 Multi-Year EIP awards.

On April 15, 2013, the Compensation Committee approved the 2013 Multi-Year Long Term Equity Incentive Program (“2013 Multi-Year EIP”). The common shares issuable under this program are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (25% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award). This program has a three year performance period which commenced on January 1, 2013 and ends December 31, 2015. As of December 31, 2015 no common shares have been issued to the executive officers in settlement of 2013 Multi-Year EIP awards.

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

Stock based compensation expense of $818,  $598 and $3,481 was recorded for the years ended December 31, 2015, 2014 and 2013, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of December 31, 2015 and December 31, 2014, respectively, was $1,548 and $1,621.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards under the Multi-Year and Annual Long Term Equity Incentive Programs, stock based compensation expense related to restricted common shares issued to employees of the Company of  $455,  $399 and $522 was incurred during the years ended December 31, 2015, 2014 and 2013 respectively.  Unearned compensation related to the restricted share awards as of December 31, 2015 and December 31, 2014 was $491 and $322, respectively.  The following table is a summary of all unvested share awards issued to executives under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Issuance Date	Original Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
December 31, 2015	816	$21.76	2 years	50% /year	-	-	$13	$-
July 14, 2015	15,817	28.09	2-4 years	25-50% /year	-	-	335	-
June 1, 2015	1,651	25.92	2 years	50% /year	-	-	30	-
March 27, 2015	5,208	25.88	2 years	50% /year	600	-	41	-
July 15, 2014	10,352	27.00	2 years	50% /year	6,069	1,532	48	177
June 23, 2014	1,103	26.00	2 years	50% /year	550	-	6	20
March 24, 2014	2,046	22.76	2 years	50% /year	2,046	1,023	-	10
February 13, 2014	462	21.76	2 years	50% /year	462	231	-	2
June 28, 2013	11,899	22.56	2-4 years	25-50% /year	11,199	5,724	7	69
June 29, 2012	13,646	21.12	2-4 years	25-50% /year	12,445	11,242	11	36
June 30, 2011	4,423	22.28	2-4 years	25-50% /year	4,423	3,451	-	8
Total	67,423				37,794	23,203	$491	$322

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.   Compensation expense incurred for the years ended December 31, 2015, 2014 and 2013, respectively, was $93,  $220 and $160.

The following table is a summary of all unvested share awards issued to trustees in lieu of annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	December 31, 2015	December 31, 2014
December 30, 2014	3,215	$29.00	1 year	100%	$-	$93

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the years ended December 31, 2015, 2014 and 2013, respectively, was $59,  $71 and $55.  Unearned compensation related to the multi-year long term equity incentives was $67 and $127 as of December 31, 2015 and December 31, 2014, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
December 30, 2014	2,500	3 years	33% /year	835	-	$48	$73
December 27, 2013	3,000	3 years	33% /year	2,170	1,334	19	38
December 28, 2012	3,000	3 years	33% /year	3,000	2,168	-	16
				6,005	3,502	$67	$127

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $434,  $457 and $496  was incurred during the years ended December 31, 2015, 2014 and 2013, respectively and is recorded in general and administrative expense on the statement of operations. Share awards issued to the Board of Trustees are immediately vested. On June 1, 2015, an aggregate of 10,442 shares were issued to the Board of Trustees at a price per share on the date of grant of $25.92.    On December 31, 2015, an aggregate 7,500 shares were issued to the Board of Trustees at a price per share on the date of grant of $21.76.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $174,  $200 and $174 for the years ended December 31, 2015, 2014 and 2013, respectively.  Unearned compensation related to the restricted share awards as of December 31, 2015 and December 31, 2014 was $90 and $81, respectively. The following table is a summary of all unvested share awards issued to non-employees under the Company’s 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
March 27, 2015	7,438	$25.88	2 years	50% /year	3,762	-	$90	$-
March 24, 2014	7,219	$22.76	2 years	50% /year	7,219	3,750	-	81
Total	14,657				10,981	3,750	$90	$81

*Original share price on date of grant was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Year Ended December 31,
	2015	2014	2013
NUMERATOR:
Basic and Diluted*
Income from Continuing Operations	$42,207	$69,936	$20,753
(Income) Loss from Continuing Operations allocated to Noncontrolling Interests	(411)	(1,069)	658
Distributions to Preferred Shareholders	(14,356)	(14,356)	(14,611)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(453)	(515)	(804)
Extinguishment of Issuance Costs Upon Redemption of Series A Preferred Stock	-	-	(2,250)
Income from Continuing Operations attributable to Common Shareholders	26,987	53,996	3,746

Discontinued Operations
(Loss) Income from Discontinued Operations	-	(1,665)	29,195
Loss (Income) from Discontinued Operations allocated to Noncontrolling Interests	-	53	(993)
(Loss) Income from Discontinued Operations attributable to Common Shareholders	-	(1,612)	28,202

Net Income attributable to Common Shareholders	$26,987	$52,384	$31,948

DENOMINATOR:
Weighted average number of common shares - basic	47,786,811	49,777,302	49,597,613
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	303,949	347,829	596,041	*
Contingently Issued Shares	278,898	182,375	285,891	*
Weighted average number of common shares - diluted	48,369,658	50,307,506	50,479,545

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during 2015, 2014 and 2013 totaled $40,240,  $40,760 and $42,984 respectively. The following non-cash investing and financing activities occurred during 2015, 2014 and 2013:

	2015	2014	2013
Common Shares issued as part of the Dividend Reinvestment Plan	$50	$50	$38
Acquisition of hotel properties:
Debt assumed, including premium	28,902	24,924	-
Settlement of development loan receivable principal and accrued interest revenue receivable	-	22,494	13,303
Disposition of hotel properties:
Debt assumed by purchaser	-	45,710	-
Conversion of Common Units to Common Shares	132	72	106
Accrued payables for fixed assets placed into service	992	1,312	2,572

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Disposed Assets

Hotel	Acquisition Date	Disposition Date	Consideration	Gain on Disposition

Hotel 373	June 2007	April 2014	$37,000	$7,195
2014 Total				$7,195	(1)

Non-Core Portfolio II (12)	January 1999 - July 2010	December 2013	$158,600	$31,559	(2)
Holiday Inn Express, Camp Springs, MD	June 2008	September 2013	8,500	120	(3)
Comfort Inn, Harrisburg, PA	January 1999	June 2013	3,700	442
2013 Total				32,121

(1)	The operations from this property included (loss) income of ($137) and $858 for the years ended December 31, 2014, and 2013, respectively.

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

On December 20, 2013, the Company closed on the sale of 12 of these non-core hotel properties. As a result of entering into these purchase and sale agreements for the 16 non-core assets mentioned above, the operating results for the consolidated assets were reclassified to discontinued operations in the statement of operations for the years ended December 31, 2014 and 2013. The 12 assets were sold for a total sales price of $158,600, reduced the Company’s consolidated mortgage debt by $33,044 and generated a gain on sale of approximately $31,559.   In February 2014, the remaining 4 assets were sold for a total sales price of $58,400 and reduced the Company’s consolidated mortgage debt by $45,710. We recorded an impairment loss of approximately $1,800 for those assets for which the anticipated net proceeds did not exceed the carrying value.

(3)	We recorded an impairment loss for this property of approximately $3,723 as the net proceeds did not exceed the carrying value.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 11 – HOTEL DISPOSITIONS (CONTINUED)

Assets Held for Sale

As of December 31, 2015 and 2014, we had no assets or liabilities related to assets held for sale.

The following table sets forth the components of discontinued operations for the years ended December 31, 2014 and 2013. Discontinued operations include the results of operations for hotels sold in 2013 and the first quarter of 2014.

	2014	2013
Revenue:
Hotel Operating Revenues	$1,940	$58,045
Total Revenues	1,940	58,045
Expenses:
Hotel Operating Expenses	1,151	35,158
Gain on Insurance Settlements	74	-
Real Estate and Personal Property Taxes and Property Insurance	91	3,316
General and Administrative	4	36
Depreciation and Amortization	1	7,050
Interest Expense	354	4,863
Other Expense	-	44
Income Tax Expense	2	190
Total Expenses	1,677	50,657

Income from Discontinued Operations	$263	$7,388

We allocate to income or loss from discontinued operations interest expense related to debt that is to be assumed or that is required to be repaid as a result of the disposal transaction.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Common Units

Common Units are issued in connection with the acquisition of wholly owned hotels and joint venture interests in hotel properties. The total number of Common Units outstanding as of December 31, 2015, 2014 and 2013 was 1,703,386,  1,712,353 and 1,728,679, respectively. These units can be redeemed for cash or converted to common shares, at the Company’s option, on a one-for-one basis. The number of common shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidation or similar pro rata share transactions, that otherwise would have the effect of diluting the ownership interest of the limited partners or our shareholders. During 2015, 2014 and 2013, 8,965,  4,725 and 6,948 Common Units were converted to common shares, respectively. In addition, as noted in “Note 8 – Share Based Payments,” during 2015, the Company issued 128,832 LTIP Units.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

	For the year ended December 31,
	2015	2014	2013
Statutory federal income tax provision	$13,282	$22,865	$5,152
Adjustment for nontaxable income for Hersha Hospitality Trust	(15,853)	(25,274)	(7,472)
State income taxes, net of federal income tax effect	(581)	(367)	(1,317)
Recognition of deferred tax assets	11	91	(1,963)
Changes in valuation allowance	-	-	-

Total income tax benefit	$(3,141)	$(2,685)	$(5,600)

The components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the year ended December 31,
	2015	2014	2013
Income tax expense (benefit):
Current:
Federal	$-	$-	$-
State	-	-	-
Deferred:
Federal	$(2,261)	(2,130)	(3,604)
State	(880)	(555)	(1,996)
Total	(3,141)	$(2,685)	$(5,600)

Income tax expense (benefit):
From continuing operations	$(3,141)	(2,685)	(5,600)
From discontinued operations	-	2	190
Total	(3,141)	$(2,683)	$(5,410)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 13 – INCOME TAXES (CONTINUED)

The components of consolidated TRS’s net deferred tax asset as of December 31, 2015 and 2014 were as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$14,168	$11,387
Accrued expenses and other	1,292	616
Tax credit carryforwards	558	481
Total gross deferred tax assets	16,018	12,484
Valuation allowance	(804)	(804)
Total net deferred tax assets	$15,214	$11,680
Deferred tax liabilities:
Depreciation and amortization	624	232
Total Net deferred tax assets (liabilities)	$14,590	$11,448

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

As of December 31, 2015, we have gross federal net operating loss carryforwards of $35,353 which expire over various periods from 2023 through 2035.  As of December 31, 2015, we have gross state net operating loss carryforwards of $40,546 which expire over various periods from 2015 to 2035.  The Company has tax credits of $558 available which begin to expire in 2028.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation. The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Preferred Shares - 8% Series A
Ordinary income	N/A	N/A	100.00%
Return of Capital	N/A	N/A	0.00%
Capital Gain Distribution	N/A	N/A	0.00%
Preferred Shares - 8% Series B
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Preferred Shares - 6.875% Series C
Ordinary income	100.00%	100.00%	100.00%
Return of Capital	0.00%	0.00%	0.00%
Capital Gain Distribution	0.00%	0.00%	0.00%
Common Shares - Class A
Ordinary income	79.49%	76.34%	45.15%
Return of Capital	20.51%	23.66%	54.85%
Capital Gain Distribution	0.00%	0.00%	0.00%

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$95,760	$127,081	$124,560	$123,177
Total Expenses	99,875	108,090	111,396	113,116
(Loss) Income from Unconsolidated Joint Ventures	(274)	526	608	105
(Loss) Income from Continuing Operations	(4,389)	19,517	13,772	10,166

Income Tax Benefit	-	109	631	2,401
Net (Loss) Income	(4,389)	19,626	14,403	12,567

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(443)	405	244	205
Preferred Distributions	3,589	3,589	3,589	3,589
Net (Loss) Income applicable to Common Shareholders	$(7,535)	$15,632	$10,570	$8,773
Basic and diluted earnings per share:
Net (Loss) Income applicable to Common Shareholders	$(0.16)	$0.32	$0.22	$0.19
Weighted Average Common Shares Outstanding
Basic	49,582,790	48,530,716	47,417,452	45,663,416
Diluted	49,582,790	49,043,914	47,909,549	46,211,104

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$80,348	$111,830	$113,048	$112,985
Total Expenses	85,216	53,662	106,767	106,340
(Loss) Income from Unconsolidated Joint Ventures	(420)	419	607	87
(Loss) Income from Continuing Operations	(5,288)	58,587	6,888	6,732

Income Tax Benefit	108	(1)	699	1,879
(Loss) Income from Discontinued Operations (including Gain on Disposition of Discontinued Assets)*	(1,333)	-	-	-
Net (Loss) Income	(6,513)	58,586	7,587	8,611

(Loss) Income Allocated to Noncontrolling Interests in Continuing Operations	(507)	1,655	(49)	(83)
Preferred Distributions	3,589	3,589	3,589	3,589
Net (Loss) Income applicable to Common Shareholders	$(9,595)	$53,342	$4,047	$5,105
Basic and diluted earnings per share:
(Loss) Income from continuing operations applicable to common shareholders	$(0.16)	$1.08	$0.08	$0.12
Discontinued Operations	(0.04)	-	-	-
Net Loss (Income) applicable to Common Shareholders	$(0.20)	$1.08	$0.08	$0.12
Weighted Average Common Shares Outstanding
Basic	50,185,938	49,623,618	49,649,379	49,657,486
Diluted	50,185,938	50,053,389	50,155,497	50,228,966

*Effective January 1, 2014, we early adopted ASU Update No. 2014-08 concerning the classification and reporting of discontinued operations. As such, this line item for quarterly results presented for 2014 will not be comparable.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2015

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition

Residence Inn, Framingham, MA		1,325	12,737	-	4,915	1,325	17,652	18,977	($5,774)	13,203	03/26/04
Hampton Inn, New York, NY	(22,363)	5,472	23,280	-	1,885	5,472	25,165	30,637	(7,489)	23,148	04/01/05
Residence Inn, Greenbelt, MD		2,615	14,815	-	2,252	2,615	17,067	19,682	(5,688)	13,994	07/16/04
Courtyard, Brookline, MA		-	47,414	-	2,852	-	50,266	50,266	(13,877)	36,389	06/16/05
Residence Inn, Tyson's Corner, VA		4,283	14,475	-	1,927	4,283	16,402	20,685	(4,714)	15,971	02/02/06
Hilton Garden Inn, JFK Airport, NY	(19,379)	-	25,018	-	2,775	-	27,793	27,793	(7,736)	20,056	02/16/06
Hawthorne Suites, Franklin, MA	(7,330)	1,872	8,968	-	565	1,872	9,533	11,405	(2,501)	8,904	04/25/06
Holiday Inn Exp, Cambridge, MA		1,956	9,793	-	2,378	1,956	12,171	14,127	(3,978)	10,149	05/03/06
Residence Inn, Norwood, MA		1,970	11,761	-	1,505	1,970	13,266	15,236	(3,392)	11,844	07/27/06
Hampton Inn, Chelsea, NY	(33,155)	8,905	33,500	-	2,423	8,905	35,923	44,828	(9,286)	35,542	09/29/06
Hyatt House, Gaithersburg, MD	(13,720)	2,912	16,001	-	4,022	2,912	20,023	22,935	(5,528)	17,407	12/28/06
Hyatt House, Pleasant Hills, CA	(20,160)	6,216	17,229	-	3,017	6,216	20,246	26,462	(5,046)	21,416	12/28/06
Hyatt House, Pleasanton, CA	(14,490)	3,941	12,560	-	3,530	3,941	16,090	20,031	(4,609)	15,422	12/28/06
Hyatt House, Scottsdale, AZ	(16,778)	3,060	19,968	-	3,489	3,060	23,457	26,517	(6,549)	19,968	12/28/06
Hyatt House, White Plains, NY	(33,030)	8,823	30,273	-	2,726	8,823	32,999	41,822	(8,631)	33,191	12/28/06
Holiday Inn Exp & Suites, Chester, NY	(6,156)	1,500	6,671	-	301	1,500	6,972	8,472	(1,603)	6,869	01/25/07

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2015

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Hampton Inn, Seaport, NY	(17,462)	7,816	19,040	-	952	7,816	19,992	27,808	(4,634)	23,174	02/01/07
Sheraton Hotel, JFK Airport, NY		-	27,315	-	2,144	-	29,459	29,459	(5,831)	23,628	06/13/08
Hampton Inn, Philadelphia, PA		3,490	24,382	-	5,931	3,490	30,313	33,803	(11,729)	22,074	02/15/06
Duane Street, Tribeca, NY	(9,167)	8,213	12,869	-	1,378	8,213	14,247	22,460	(3,360)	19,100	01/04/08
NU Hotel, Brooklyn, NY		-	22,042	-	1,562	-	23,604	23,604	(4,721)	18,883	01/14/08
Hilton Garden Inn, Tribeca, NY	(46,500)	21,077	42,955	-	918	21,077	43,873	64,950	(7,414)	57,536	05/01/09
Hampton Inn, Times Square, NY		10,691	41,637	-	757	10,691	42,394	53,085	(6,259)	46,826	02/09/10
Holiday Inn Express, Times Square, NY		11,075	43,113	-	172	11,075	43,285	54,360	(6,383)	47,977	02/09/10
Candlewood Suites, Times Square, NY		10,281	36,687	-	99	10,281	36,786	47,067	(5,415)	41,652	02/09/10
Hyatt Place, KOP, PA		1,133	7,267	-	4,021	1,133	11,288	12,421	(5,089)	7,332	08/17/10
Holiday Inn Express, Wall Street, NY		12,152	21,100	-	414	12,152	21,514	33,666	(3,105)	30,561	05/09/10
Hampton Inn, Washington, DC		9,335	58,048	-	1,232	9,335	59,280	68,615	(8,276)	60,339	09/01/10
Courtyard, Alexandria, VA	(23,028)	6,376	26,089	-	2,594	6,376	28,683	35,059	(7,685)	27,374	09/29/06
Sheraton, Wilmington South, DE		1,765	16,929	-	1,265	1,765	18,194	19,959	(3,881)	16,078	12/21/10
Holiday Inn, Water Street, NY		7,341	28,591	-	382	7,341	28,973	36,314	(3,024)	33,290	03/25/11

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2015

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Capitol Hill Suites Washington, DC	(25,000)	8,095	35,141	-	3,993	8,095	39,134	47,229	(5,763)	41,466	04/15/11
Courtyard, LA Westside, CA	(35,000)	13,489	27,025	-	4,755	13,489	31,780	45,269	(4,477)	40,792	05/19/11
Hampton Inn, Pearl Street, NY		11,384	23,432	-	556	11,384	23,988	35,372	(958)	34,414	07/22/11
Courtyard, Miami, FL		35,699	55,805	-	21,917	35,699	77,722	113,421	(7,241)	106,180	11/16/11
The Rittenhouse Hotel, PA		7,108	29,556	-	14,127	7,108	43,683	50,791	(7,555)	43,237	03/01/12
Bulfinch, Boston, MA		1,456	14,954	-	1,481	1,456	16,435	17,891	(1,921)	15,969	05/07/12
Holiday Inn Express, Manhattan, NY	(51,862)	30,329	57,016	-	801	30,329	57,817	88,146	(5,341)	82,805	06/18/12
Hyatt, Union Square, NY	(55,750)	32,940	79,300	-	882	32,940	80,182	113,122	(5,599)	107,523	04/09/13
Courtyard, San Diego, CA		15,656	51,674	-	1,656	15,656	53,330	68,986	(3,504)	65,482	05/30/13
Residence Inn, Coconut Grove, FL		4,146	17,456	-	7,025	4,146	24,481	28,627	(2,317)	26,310	06/12/13
Hotel Milo, Santa Barbara, CA	(24,147)	-	55,080	-	1,696	-	56,776	56,776	(2,696)	54,080	02/28/14
Hilton Garden Inn, Midtown East, NY	(45,000)	45,480	60,762	-	137	45,480	60,899	106,379	(2,440)	103,939	05/27/14

(1) Costs capitalized subsequent to acquisition include reductions of asset value due to impairment.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2015

[IN THOUSANDS]

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Accumulated Depreciation	Net Book Value

Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Buildings & Improvements*	Land, Buildings & Improvements	Date of Acquisition
Parrot Key Hotel, Key West, FL		57,889	33,959	-	523	57,889	34,482	92,371	(1,443)	90,928	05/07/14
Winter Haven Hotel, Miami Beach, FL		5,400	18,147	-	523	5,400	18,670	24,070	(974)	23,096	12/20/13
Blue Moon Hotel, Miami Beach, FL		4,874	20,354	-	705	4,874	21,059	25,933	(1,072)	24,861	12/20/13
St. Gregory Hotel, Washington D.C.	(25,559)	23,764	33,005	-	52	23,764	33,057	56,821	(448)	56,374	06/16/15
TownePlace Suites, Sunnyvale, CA		-	18,999	-	1	-	19,000	19,000	(167)	18,832	08/25/15
Ritz Carlton Georgetown, Washington D.C.		17,570	29,160	-	-	17,570	29,160	46,730	(6)	46,724	12/29/15
Total Investment in Real Estate	$($545,036)	480,874	1,393,353	$-	125,213	480,874	1,518,565	1,999,438	$($237,129)	1,762,309

*Assets are depreciated over a 7 to 40 year life, upon which the latest income statement is computed

The aggregate cost of land, buildings and improvements for Federal income tax purposes for the years ended December 31, 2015, 2014 and 2013 is approximately $1,848,773, $1,836,861 and $1,575,555, respectively.

Depreciation is computed for buildings and improvements using a useful life for these assets of 7 to 40 years.

See Accompanying Report of Independent Registered Public Accounting Firm

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2015

[IN THOUSANDS]

	2015	2014	2013
Reconciliation of Real Estate
Balance at beginning of year	$1,864,382	$1,629,312	$1,520,151
Additions during the year	135,056	333,889	275,032
Dispositions/Deconsolidation of consolidated joint venture during the year	-	(98,819)	(156,504)
Changes/Impairments in Assets Held for Sale		-	(9,367)
Total Real Estate	$1,999,438	$1,864,382	$1,629,312

Reconciliation of Accumulated Depreciation
Balance at beginning of year	$189,889	$162,189	$150,353
Depreciation for year	47,240	43,218	39,771
Changes/Impairments in Assets Held for Sale	-	-	51
Accumulated depreciation on assets sold	-	(15,518)	(27,986)
Balance at the end of year	$237,129	$189,889	$162,189

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2015. Based on that evaluation, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders

Hersha Hospitality Trust:

We have audited Hersha Hospitality Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hersha Hospitality Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hersha Hospitality Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hersha Hospitality Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 17, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 17, 2016

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2016 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2016 Annual Meeting of Shareholders.

SECURITIES ISSUABLE PURSUANT TO EQUITY COMPENSATION PLANS

As of December 31, 2015, no options or warrants to acquire our securities pursuant to equity compensation plans were outstanding. The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2015:

			(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	2,274,025
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,274,025

(1) Represents shares issuable under the Company’s 2012 Amended and Restated Equity Incentive Plan. On January 1, 2012, the Company’s 2008 Equity Incentive Plan (“2008 EIP”) was terminated. Termination of the 2008 EIP does not impact awards issued under the 2008 EIP prior its termination.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated herein by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report.

1.Financial Statements:

The following financial statements are included in this report on pages 55 to 105:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

The following financial statement schedule is included in this report on pages 106 to 110: Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2015

3.Exhibits

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

10.1

Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership. (filed with the SEC as an exhibit to Hersha Hospitality Trust's Registration Statement on Form S-11, as amended (Registration No. 333-56087).*

10.2

Option Agreement, dated as of June 3, 1998, among Hasu P. Shah, Jay H. Shah, Neil H. Shah, Bharat C. Mehta, K.D. Patel, Rajendra O. Gandhi, Kiran P. Patel, David L. Desfor, Madhusudan I. Patni, Manhar Gandhi and Hersha Hospitality Limited Partnership.*

10.3

Amendment to Option Agreement, dated December 4, 1998 (filed as Exhibit 10.19(a) to the Registration Statement on Form S-11/A filed by Hersha Hospitality Trust on December 7, 1998 and incorporated by reference herein).

Exhibit No.
10.4

Second Amendment to the Amended and Restated Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of April 21, 2003 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on April 23, 2003 and incorporated by reference herein).

10.5	Second Amendment to Option Agreement (filed as Exhibit 10.15 to the Registration Statement on Form S-3 filed by Hersha Hospitality Trust on February 24, 2004 and incorporated by reference herein).
10.6

Membership Interests Contribution Agreement, dated June 15, 2005, by and among Waterford Hospitality Group, LLC, Mystic Hotel Investors, LLC and Hersha Hospitality Limited Partnership (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on June 21, 2005 and incorporated by reference herein).

10.7

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

10.9

Third Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated August 5, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on August 8, 2005 and incorporated by reference herein).

10.10

Sixth Amendment to Membership Interests Contribution Agreement, dated February 8, 2006, by and among Hersha Hospitality Limited Partnership, Mystic Hotel Investors, LLC, Waterford Hospitality Group LLC and First American Title Insurance Company (filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 14, 2006 and incorporated by reference herein).

10.11

First Amendment to Limited Liability Company Operating Agreement of Mystic Partners Leaseco, LLC, dated February 8, 2006 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Hersha Hospitality Trust on February 14, 2006 and incorporated by reference herein).

10.12

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

10.16

Amendment No. 1 to the Hersha Hospitality Trust 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 31, 2011, and incorporated by reference herein).

10.17

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Hasu P. Shah (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.18

Second Amended and Restated Employment Agreement, dated April 18, 2012, by and between Hersha Hospitality Trust and Jay H. Shah (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein).

10.19

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

10.23

Form of Fifth Amendment to Agreement of Limited Partnership of Hersha Hospitality Trust Limited Partnership (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on Form 8-K filed on March 1, 2013).

10.24

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

10.25

Sixth Amendment to Agreement of Limited Partnership of Hersha Hospitality Limited Partnership, dated as of December 23, 2014 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.26

Amended and Restated Hersha Hospitality Trust 2012 Equity Incentive Plan, effective as of December 23, 2014 (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).

10.27	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.3 to t Hersha Hospitality Trust's Current Report on 8-K filed on December 23, 2014).
10.28

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Duo Three Associates, LLC, a Delaware limited liability company, HHLP Duo Three Lessee, LLC, a Delaware limited liability company , HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on February 4, 2016).

10.29

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, Brisam, LLC, a Delaware limited liability company, HHLP MSG Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on February 4, 2016).

10.30

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, Maiden Hotel LLC, a New York limited liability company, HHLP Wall Street Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on February 4, 2016).

10.31

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Duo One Associates LLC, a New York limited liability company, HHLP Duo One Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.4 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on February 4, 2016).

Exhibit No.
10.32

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, Chelsea Grand East, LLC, a New York limited liability company, 44 Chelsea Delaware, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.5 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on February 4, 2016).

10.33

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Water Street Associates, LLC, a Delaware limited liability company, HHLP Water Street Lessee, LLC, a New York limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.6 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on February 4, 2016).

10.34

Contribution Agreement by and among Cindat Manhattan Hotel Portfolio (US) LLC, a Delaware limited liability company, Cindat Hersha Owner JV LLC, a Delaware limited liability company, Cindat Hersha Lessee JV LLC, a Delaware limited liability company, HHLP Duo Two Associates, LLC, a New York limited liability company, HHLP Duo Two Lessee, LLC, a Delaware limited liability company, HCIN NYC Owner, LLC, a Delaware limited liability company, and HCIN NYC Lessee, LLC, a Delaware limited liability company, dated as of February 2, 2016 (incorporated by reference to Exhibit 10.7 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on February 4, 2016).

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

HERSHA HOSPITALITY TRUST

February 17, 2016	/s/ Jay H. Shah
Jay H. Shah
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hasu P. Shah	Chairman and Trustee	February 17, 2016
Hasu P. Shah

/s/ Jay H. Shah	Chief Executive Officer and Trustee (Principal Executive Officer)	February 17, 2016
Jay H. Shah

/s/ Neil H. Shah	President and Chief Operating Officer (Chief Operating Officer)	February 17, 2016
Neil H. Shah

/s/ Ashish R. Parikh	Chief Financial Officer (Principal Financial Officer)	February 17, 2016
Ashish R. Parikh

/s/ Michael R. Gillespie	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2016
Michael R. Gillespie

/s/ Donald J. Landry	Trustee	February 17, 2016
Donald J. Landry

/s/ Thomas J. Hutchison III	Trustee	February 17, 2016
Thomas J. Hutchison III

/s/ Michael A. Leven	Trustee	February 17, 2016
Michael A. Leven
/s/ Dianna F. Morgan	Trustee	February 17, 2016
Dianna F. Morgan

/s/ John M. Sabin	Trustee	February 17, 2016
John M. Sabin