Form 10-Q
period 2016-03-31
HERSHA HOSPITALITY TRUST
filed 2016-05-02
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒No

As of April 28, 2016, the number of Class A common shares of beneficial interest outstanding was  44,034,660  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	March 31, 2016	December 31, 2015
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $82,412 and $82,787	$1,702,891	$1,831,119
Investment in Unconsolidated Joint Ventures	9,853	10,316
Cash and Cash Equivalents	23,677	27,955
Escrow Deposits	20,798	19,204
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $2 and $12	10,263	9,465
Due from Related Parties	6,286	6,243
Intangible Assets, Net of Accumulated Amortization of $4,065 and $3,951	14,150	13,389
Deposits on Hotel Acquisitions	-	5,000
Other Assets	36,129	39,958
Hotel Assets Held for Sale	264,784	-
Total Assets	$2,088,831	$1,962,649

Liabilities and Equity:
Line of Credit	$178,550	$27,000
Unsecured Term Loan, Net of Unamortized Deferred Financing Costs (Note 5)	547,829	547,780
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,538	50,525
Mortgages Payable, including Net Unamortized Premium and Unamortized Deferred Financing Costs, and Consolidation of Variable Interest Entity Debt of $52,095 and $52,509 (Note 5)	495,604	544,659
Accounts Payable, Accrued Expenses and Other Liabilities	56,720	59,226
Dividends and Distributions Payable	16,900	16,515
Due to Related Parties	3,844	8,789
Liabilities Related to Hotel Assets Held for Sale	55,203	-
Total Liabilities	$1,405,188	$1,254,494

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at March 31, 2016 and December 31, 2015, with Liquidation Preferences of $25 Per Share (Note 1)	$76	$76
Common Shares: Class A, $.01 Par Value, 300,000,000 Shares Authorized at March 31, 2016 and December 31, 2015, 44,363,524 and 44,457,368 Shares Issued and Outstanding at March 31,2016 and December 31, 2015, respectively	443	444
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at March 31, 2016 and December 31, 2015	-	-
Accumulated Other Comprehensive Loss	(703)	(466)
Additional Paid-in Capital	1,083,158	1,086,259
Distributions in Excess of Net Income	(432,017)	(408,274)
Total Shareholders' Equity	650,957	678,039

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units and LTIP Units	34,608	31,876
Noncontrolling Interests - Consolidated Variable Interest Entity	(1,922)	(1,760)
Total Noncontrolling Interests	32,686	30,116

Total Equity	683,643	708,155

Total Liabilities and Equity	$2,088,831	$1,962,649

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2016	2015
Revenue:
Hotel Operating Revenues	$106,847	$95,688
Other Revenues	23	24
Total Revenues	106,870	95,712

Operating Expenses:
Hotel Operating Expenses	65,718	57,355
Hotel Ground Rent	893	728
Real Estate and Personal Property Taxes and Property Insurance	9,156	8,270
General and Administrative (including Share Based Payments of $2,406 and $1,539 for the three months ended March 31, 2016 and 2015, respectively)	5,400	4,347
Acquisition and Terminated Transaction Costs	1,508	118
Depreciation and Amortization	20,060	18,253
Total Operating Expenses	102,735	89,071

Operating Income	4,135	6,641

Interest Income	46	48
Interest Expense	(12,221)	(10,635)
Other Expense	(123)	(169)
Loss on Debt Extinguishment	(42)	-
Loss Before Loss from Unconsolidated Joint Venture Investments and Income Taxes	(8,205)	(4,115)

Loss from Unconsolidated Joint Ventures	(214)	(274)
Loss from Unconsolidated Joint Venture Investments	(214)	(274)

Loss from Continuing Operations	(8,419)	(4,389)

Net Loss	(8,419)	(4,389)

Loss Allocated to Noncontrolling Interests	687	443
Preferred Distributions	(3,589)	(3,589)

Net Loss Applicable to Common Shareholders	$(11,321)	$(7,535)

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended March 31,
	2016	2015
Earnings Per Share:
BASIC
Net Loss Applicable to Common Shareholders	$(0.26)	$(0.15)

DILUTED
Net Loss Applicable to Common Shareholders	$(0.26)	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	44,379,327	49,582,790
Diluted*	44,379,327	49,582,790

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

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Common Units and Vested LTIP Units	2,056,512	1,836,565
Unvested Stock Awards and LTIP Units Outstanding	51,878	202,129
Contingently Issuable Share Awards	407,732	280,727
Total Potentially Dilutive Securities Excluded from the Denominator	2,516,122	2,319,421

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2016	2015
Net Loss	$(8,419)	$(4,389)
Other Comprehensive Loss
Change in Fair Value of Derivative Instruments	(416)	(217)
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	179	(339)
	$(237)	$(556)

Comprehensive Loss	(8,656)	(4,945)
Less: Comprehensive Loss Attributable to Noncontrolling Interests	687	443
Less: Preferred Distributions	(3,589)	(3,589)
Comprehensive Loss Attributable to Common Shareholders	$(11,558)	$(8,091)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Unit Conversion	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Common Shares	(116,257)	(1)	-	-	-	(2,313)	-	-	(2,314)	-	-	-	-	(2,314)
Dividends and Distributions declared:	-
Common Shares	-	-	-	-	-	-	-	(12,422)	(12,422)	-	-	-	-	(12,422)
Preferred Shares	-	-	-	-	-	-	-	(3,589)	(3,589)	-	-	-	-	(3,589)
Common Units	-	-	-	-	-	-	-	-	-	-	(477)	-	(477)	(477)
LTIP Units	-	-	-	-	-	-	-	-	-	-	(628)	-	(628)	(628)
Dividend Reinvestment Plan	863	-	-	-	-	15	-	-	15	-	-	-	-	15
Share Based Compensation:
Grants	21,550	-	-	-	-	(1,060)	-	-	(1,060)	294,245	1,060	-	1,060	-
Amortization	-	-	-	-	-	257	-	-	257	-	3,302	-	3,302	3,559
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(237)	-	(237)	-	-	-	-	(237)
Net Income (Loss)	-	-	-	-	-	-	-	(7,732)	(7,732)	-	(525)	(162)	(687)	(8,419)
Balance at March 31, 2016	44,363,524	443	-	7,600,000	76	1,083,158	(703)	(432,017)	650,957	2,613,546	34,608	(1,922)	32,686	683,643

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	1,989	-	7,600,000	76	1,193,056	(358)	(365,381)	829,382	2,199,434	29,082	(1,075)	28,007	857,389
Unit Conversion/Redemption	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Restricted Shares Forfeiture/LTIP Unit Issuance	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Common Shares	(494,441)	(20)	-	-	-	(10,267)	-	(2,340)	(12,627)	-	-	-	-	(12,627)
Dividends and Distributions declared:
Common Shares ($0.26 per share)	-	-	-	-	-	-	-	(13,784)	(13,784)	-	-	-	-	(13,784)
Preferred Shares	-	-	-	-	-	-	-	(3,589)	(3,589)	-	-	-	-	(3,589)
Common Units ($0.26 per share)	-	-	-	-	-	-	-	-	-	-	(480)	-	(480)	(480)
LTIP Units ($0.07 per share)	-	-	-	-	-	-	-	-	-	-	(172)	-	(172)	(172)
Dividend Reinvestment Plan	593	-	-	-	-	15	-	-	15	-	-	-	-	15
Share Based Compensation:
Grants	12,031	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization	-	-	-	-	-	294	-	-	294	-	2,314	-	2,314	2,608
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(556)	-	(556)	-	-	-	-	(556)
Net Income (Loss)	-	-	-	-	-	-	-	(3,946)	(3,946)	-	(279)	(164)	(443)	(4,389)
Balance at March 31, 2015	49,226,954	1,969	-	7,600,000	76	1,183,098	(914)	(389,040)	795,189	2,199,434	30,465	(1,239)	29,226	824,415

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015[UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net Loss	$(8,419)	$(4,389)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	19,981	18,147
Amortization	315	494
Unamortized Deferred Fees Expensed in Debt Extinguishment	42	-
Equity in (Income) Loss of Unconsolidated Joint Ventures	214	274
Distributions from Unconsolidated Joint Ventures	-	5
Loss Recognized on Change in Fair Value of Derivative Instrument	37	54
Share Based Compensation Expense	2,406	1,539
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	(698)	(766)
Escrows	(1,046)	(2,701)
Other Assets	2,895	(1,221)
Due from Related Parties	(43)	165
(Decrease) Increase in:
Due to Related Parties	(4,945)	2,672
Accounts Payable, Accrued Expenses and Other Liabilities	(1,640)	149
Net Cash Provided by Operating Activities	$9,099	$14,422

Investing Activities:
Purchase of Hotel Property Assets	$(126,284)	$-
Deposits on Hotel Acquisitions	-	(500)
Capital Expenditures	(11,090)	(5,383)
Cash Paid for Hotel Development Projects	-	(992)
Net Changes in Capital Expenditure Escrows	(188)	1,730
Distributions from Unconsolidated Joint Ventures	250	130
Net Cash Used in Investing Activities	$(137,312)	$(5,015)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended March 31,
	2016	2015
Financing Activities:
Proceeds from Borrowings Under Line of Credit, Net	$151,550	$34,500
Principal Repayment of Mortgages and Notes Payable	(8,470)	(28,319)
Proceeds from Mortgages and Notes Payable	-	25,000
Cash Paid for Deferred Financing Costs	(117)	(95)
Repurchase of Common Shares	(2,314)	(12,627)
Dividends Paid on Common Shares	(12,476)	(13,903)
Dividends Paid on Preferred Shares	(3,589)	(3,589)
Distributions Paid on Common Units and LTIP Units	(649)	(621)
Net Cash Provided by Financing Activities	$123,935	$346

Net (Decrease) Increase in Cash and Cash Equivalents	$(4,278)	$9,753
Cash and Cash Equivalents - Beginning of Period	27,955	21,675

Cash and Cash Equivalents - End of Period	$23,677	$31,428

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of March 31, 2016, we owned an approximate 94.4% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity, common units of limited partnership interest in HHLP (“Common Units”), and LTIP Units as equity. LTIP Units are a special class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units totaled $34,608 as of March 31, 2016 and $31,876 as of December 31, 2015.  As of March 31, 2016, there were 2,613,546 Common Units outstanding with a fair market value of $55,773, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units, as well as the net income or loss related to the noncontrolling interests of our consolidated variable interest entity, is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Variable Interest Entities

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis.  We evaluated the application of ASU No. 2015-02 and concluded that no change was required to our accounting of our interests in less than wholly owned joint ventures. However, HHLP, our operating partnership, now meets the criteria as a variable interest entity.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

Terms of the Series B and Series C Preferred Shares outstanding at March 31, 2016 and December 31, 2015 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Three Months Ended March 31,
Series	March 31, 2016	December 31, 2015	Aggregate Liquidation Preference	Distribution Rate	2016	2015

Series B	4,600,000	4,600,000	$115,000	8.000%	$0.5000	$0.5000
Series C	3,000,000	3,000,000	75,000	6.875%	0.4297	0.4297
Total	7,600,000	7,600,000

In May 2015, our Board of Trustees approved a reverse share split of our issued and outstanding common shares and Common Units and LTIP Units at a ratio of 1-for-4. This reverse share split converted every four issued and outstanding common shares into one common share.  The reverse share split was effective as of 5:00 PM Eastern time on June 22, 2015.  As a result of the reverse share split, the number of outstanding common shares was reduced from 191,079,951 to 47,769,961 shares and the number of outstanding Common Units and LTIP Units was reduced from 9,313,063 to 2,328,276 units.  In addition, the second quarter 2015 dividend was adjusted to $0.28 per common share from the previously announced $0.07 per common share.  All common share, Common Unit and LTIP Units and per share data related to these classes of equity have been updated in this Quarterly Report on Form 10-Q to reflect this share split for all periods presented.

In October 2015, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced upon the completion of the previous program. The new program will expire on December 31, 2016 unless extended by the Board of Trustees. We may seek Board of Trustee approval to increase the 2016 authorization. For the three months ended March 31, 2016, the Company repurchased 116,257 common shares for an aggregate purchase price of $2,314. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

New Accounting Pronouncements

We adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, on January 1, 2016.  This standard requires debt issuance costs to be presented on the balance sheet as a direct deduction from the associated debt liability.  Previously, debt issuance costs were recorded as an asset.  The issuance costs will continue to be amortized over the life of the debt instrument and recorded in interest expense, as they were prior to the new standard.  As part of this adoption, debt issuance costs are now included as an offset to the mortgages, unsecured term loan and unsecured notes payable line items on the consolidated balance sheets for all periods presented. For full reclassification amounts, see “Note 5 – Debt”.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  We do not believe it will have a material impact on the Company’s financial statements.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Land	$465,102	$480,874
Buildings and Improvements	1,371,230	1,518,565
Furniture, Fixtures and Equipment	214,744	227,527
	2,051,076	2,226,966

Less Accumulated Depreciation	(348,185)	(395,847)

Total Investment in Hotel Properties	$1,702,891	$1,831,119

Acquisitions

We have acquired the following properties during the three months ended March 31, 2016:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	$20,014	$17,093	$2,369	$-		$198	$39,674	$14,750	*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,131	65,971	9,621	874	**	-	106,597	-
TOTAL		$50,145	$83,064	$11,990	$874		$198	$146,271	$14,750

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition

**Includes an intangible asset for a lease-in-place of $648,  advance bookings of $76  and franchise fees of $150.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the three months ended March 31, 2016, we paid $1,410 in acquisition costs related to the above acquired assets.

Included in the consolidated statement of operations for the three months ended March 31, 2016 are total revenues of $2,132, and total net income of $754 for the hotels we acquired during the three months ended March 31, 2016 and consolidated since the date of acquisition of the hotels.

	Three Months Ended March 31,
	2016
Hotel	Revenue	Net Income
Sanctuary Beach Resort, Marina, CA	$902	$263
Hilton Garden Inn M Street, Washington, DC	1,230	491
Total	$2,132	$754

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Purchase and Sale Agreement

On February 4, 2016, we announced the signing of asset purchase and contribution agreements (the “Contribution Agreements”) with Cindat Manhattan Hotel Portfolio (US) LLC (“Cindat”) to form a joint venture that initially invests in seven of our limited service hotels in Manhattan (The “JV Properties”) totaling 1,087 rooms.  The joint venture’s purchase price for the JV Properties is $543,500, or $500 per key.  This transaction closed on April 29, 2016. The proposed joint venture is structured with Cindat as a senior common equity member holding a 70.0% ownership interest, while we retain a 30% common equity interest.  Under the terms of the Contribution Agreements, we contributed the JV Properties and Cindat will contribute cash equal to 70% of the remaining purchase price. In addition, we had a $37,000 preferred equity interest in the joint ventures that provides for a 9% non-cumulative return. Upon closing, we received a distribution from the joint venture in the amount of Cindat’s contributed cash and our 30% interest in the net proceeds from joint venture borrowings.    We have classified the assets and mortgage indebtedness related to these seven hotels as held for sale as of March 31, 2016.

March 31, 2016

Land	$65,916
Buildings and Improvements	236,830
Furniture, Fixtures and Equipment	29,596
332,342

Less: Accumulated Depreciation & Amortization	(67,558)

Assets Held for Sale	$264,784

Liabilities Related to Assets Held for Sale	$55,203

We did not have any assets or liabilities related to assets held for sale as of December 31, 2015

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three months ended March 31, 2016 and 2015 are presented as if the hotels acquired by the Company in 2016 and 2015 had been acquired as of January 1, 2015 and 2014, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2015 and 2014, nor do they purport to represent the results of operations for future periods.

	Three Months Ended March 31,
	2016	2015
Pro Forma Total Revenues	$110,325	$100,833

Pro Forma Net Loss	(6,192)	(3,948)
Loss Allocated to Noncontrolling Interest	588	427
Preferred Distributions	(3,589)	(3,589)
Pro Forma Loss Applicable to Common Shareholders	$(9,193)	$(7,110)

Pro Forma Loss Applicable to Common Shareholders per Common Share
Basic	$(0.21)	$(0.14)
Diluted	$(0.21)	$(0.14)

Weighted Average Common Shares Outstanding
Basic	44,379,327	49,582,790
Diluted	44,379,327	49,582,790

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2016 and December 31, 2015, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	March 31,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2016	2015

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$656	$795
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	4,256	4,499
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	4,941	5,022
				$9,853	$10,316

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

Income recognized during the three months ended March 31, 2016 and 2015, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended March 31,
	2016	2015
SB Partners, LLC	$(39)	$(90)
Hiren Boston, LLC	(93)	(109)
Mystic Partners, LLC	(82)	(75)
Loss from Unconsolidated Joint Venture Investments	$(214)	$(274)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.

Balance Sheets
	March 31,	December 31,
	2016	2015
Assets
Investment in Hotel Properties, Net	$105,229	$105,354
Other Assets	14,723	15,558
Total Assets	$119,952	$120,912

Liabilities and Equity
Mortgages and Notes Payable	$112,612	$113,532
Other Liabilities	32,413	30,575
Equity:
Hersha Hospitality Trust	22,354	22,698
Joint Venture Partner(s)	(47,427)	(45,893)
Total Equity	(25,073)	(23,195)

Total Liabilities and Equity	$119,952	$120,912

Statements of Operations

	Three Months Ended March 31,
	2016	2015
Room Revenue	$12,380	$12,682
Other Revenue	4,702	5,069
Operating Expenses	(12,884)	(13,193)
Lease Expense	(305)	(276)
Property Taxes and Insurance	(761)	(755)
General and Administrative	(1,232)	(1,406)
Depreciation and Amortization	(1,673)	(1,566)
Interest Expense	(1,606)	(1,622)
Gain/(Loss) allocated to Noncontrolling Interests	33	(24)
Net Loss	$(1,346)	$(1,091)

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Company's share of equity recorded on the joint ventures' financial statements	$22,354	$22,698
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(12,501)	(12,382)
Investment in Unconsolidated Joint Ventures	$9,853	$10,316

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	10,188	14,434
Deferred Tax Asset, Net of Valuation Allowance of $804	14,590	14,590
Other	9,803	9,386
	$36,129	$39,958

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $14,590 of net deferred tax assets as of March 31, 2016. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $14,590 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of December 31, 2015, we had $5,000 in interest bearing deposits related to the future acquisition of the Sanctuary Beach Resort, located in Marina, California. We completed the acquisition of this property on January 28, 2016 (See “Note 2 – Investment in Hotel Properties” for more information).  As of March 31, 2016, we had no deposits on hotel acquisitions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Mortgage Indebtedness	$496,063	$545,036
Net Unamortized Premium	3,208	3,503
Net Unamortized Deferred Financing Costs	(3,667)	(3,880)
	$495,604	$544,659

Liabilities Related to Hotel Assets Held for Sale	$55,203	$-

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages.  Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.69% to 6.50% as of March 31, 2016. Aggregate interest expense incurred under the mortgage loans payable totaled $6,271 and $7,140 during the three months ended March 31, 2016 and 2015, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing two of our hotel properties were not met as of March 31, 2016. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for a number of these properties. However, these covenants do not constitute an event of default for these loan agreements.

As of March 31, 2016, the maturity dates for the outstanding mortgage loans ranged from May 2016 to February 2024.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $1,010 and $1,023 as of March 31, 2016 and December 31, 2015, respectively, in net deferred financing costs incurred as a result of entering into these notes.  The deferred financing costs are amortized over the life of the notes payable.  The weighted average interest rate on our two junior subordinated notes payable was 3.56% and 3.25% during the three months ended March 31, 2016 and 2015, respectively.  Interest expense in the amount of $459 and $419 was recorded for the three months ended March 31, 2016 and 2015, respectively.

Credit Facilities

We  maintain a senior unsecured credit agreement with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility (“Credit Facility”) consisting of a $250,000 senior unsecured revolving line of credit (“Line of Credit”), and a $250,000 senior unsecured term loan (“First Term Loan”). The Credit Facility expires on February 28, 2018, and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On August 10, 2015, we entered into an additional $300,000 senior unsecured term loan agreement (“Second Term Loan”) with Citigroup Global Markets Inc. and various other lenders. The Second Term Loan expires on August 10, 2020.

The amount that we can borrow at any given time under our Credit Facility and Second Term Loan is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of March 31, 2016, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Philadelphia, PA
- Holiday Inn, Wall Street, NY	- Hampton Inn, Washington, DC
- Holiday Inn Express, Times Square, NY	- Hyatt Place, King of Prussia, PA
- Residence Inn, Norwood, MA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Holiday Inn Express (Water Street), New York, NY
- Candlewood Suites, Times Square, NY	- Courtyard, San Diego, CA
- Hampton Inn, Times Square, NY	- Residence Inn, Coconut Grove, FL
- Winter Haven, Miami, FL	- Blue Moon, Miami, FL
- Hampton Inn, Pearl Street, NY	- Parrot Key Resort, Key West, FL
- Residence Inn, Greenbelt, MD	- Courtyard, Brookline, MA
- Courtyard, Miami, FL	- TownePlace Suites, Sunnyvale, CA
- Residence Inn, Tyson's Corner, VA	- Hawthorne Suites, Franklin, MA
- Ritz Carlton, Washington, DC	- Hilton Garden Inn, M Street, Washington, DC

The interest rate for borrowings under the Line of Credit and term loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread.  The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	March 31, 2016	December 31, 2015
Line of Credit	1.70% to 2.45%	$178,550	$27,000
First Term Loan	1.60% to 2.35%	250,000	250,000
Second Term Loan	1.50% to 2.25%	300,000	300,000

We maintain an interest rate swap, with a $150,000 notional amount, which effectively fix the interest rate on the First Term Loan at a blended rate of 2.914%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

The balance of the First Term Loan and Second Term Loan is offset by $2,171 and $2,220 in net deferred financing costs as of March 31, 2016 and December 31, 2015, respectively.  These costs were incurred as a result of originating the term loan borrowings and are amortized over the life of these loans.

The Credit Facility and the Second Term Loan agreements include certain financial covenants and require that we maintain: (1) a minimum tangible net worth (calculated as total assets, plus accumulated depreciation, less total liabilities, intangibles and other defined adjustments) of $900,000, plus an amount equal to 75% of the net cash proceeds of all issuances and primary sales of equity interests of the parent guarantor or any of its subsidiaries consummated following the closing date; (2) annual distributions not to exceed 95% of adjusted funds from operations; and (3) certain financial ratios, including the following:

·a fixed charge coverage ratio of not less than 1.50 to 1.00;

·a maximum leverage ratio of not more than 60%; and

·a maximum secured debt leverage ratio of 45%.

The Company is in compliance with each of the covenants listed above as of March 31, 2016. As of March 31, 2016, our remaining borrowing capacity under the Credit Facility and the Second Term Loan was $68,160 based on the borrowing base assets at March 31, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The Company recorded interest expense of $4,480 and $1,742 related to borrowings drawn on the Credit Facility and the Second Term Loan for the three months ended March 31, 2016 and 2015, respectively. The weighted average interest rate on the Credit Facility and the Second Term Loan was 2.80% and 2.78% for the three months ended March 31, 2016 and 2015, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three months ended March 31, 2016 and 2015, we did not have any on-going capital projects which would require us to capitalize interest.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three months ended March 31, 2016 and 2015 was $660 and $719, respectively.

New Debt/Refinance

On February 29, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $8,500 secured by the Hawthorn Suites, Franklin, MA. The loan was due to mature on  May 1, 2016, and we incurred approximately $42  in expense in unamortized deferred financing costs and fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

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

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three months ended March 31, 2016 and 2015, base management fees incurred totaled $3,025 and $2,670, respectively, and are recorded as Hotel Operating Expenses. For the three months ended March 31, 2016 and 2015, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three months ended March 31, 2016 and 2015 were $5,895 and $5,590, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three months ended March 31, 2016 and 2015, the Company incurred accounting fees of $392 and $360,  respectively. For the three months ended March 31, 2016 and 2015, the Company incurred information technology fees of $141 and $106, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three months ended March 31, 2016 and 2015, we incurred fees of $447 and $147,  respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

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

Hotel Supplies

For the three months ended March 31, 2016 and 2015, we incurred charges for hotel supplies of $21 and $23,  respectively. For the three months ended March 31, 2016 and 2015, we incurred charges for capital expenditure purchases of $882 and $1,360, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $2 and $3 is included in accounts payable at March 31, 2016 and December 31, 2015, respectively.

Due From Related Parties

The due from related parties balance as of March 31, 2016 and December 31, 2015 was approximately $6,286 and $6,243, respectively. The balances primarily consisted of working capital deposits made to HHMLP and related party service providers.

Due to Related Parties

The balance due to related parties as of March 31, 2016 and December 31, 2015 was approximately $3,844 and $8,789, respectively. The balances consisted of amounts payable to HHMLP and related party service providers for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three months ended March 31, 2016 and 2015, we incurred $893 and $728, respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

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

As of March 31, 2016, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of March 31, 2016 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2016	December 31, 2015

Courtyard, LA Westside, Culver City, CA	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	16	19
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	45	136
Hyatt, Union Square, New York, NY*	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.35%	November 5, 2012	November 5, 2016	100,000	(20)	84
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.35%	December 18, 2012	November 5, 2016	50,000	(27)	18
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,119	(29)	(21)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	45,000	(239)	(215)
							$(254)	$21

* On June 10, 2015, we refinanced the debt associated with Hyatt Union Square. As a result, we entered into an interest rate cap with a strike rate of 3.000%. The original interest rate cap matured on April 9, 2016 and was replaced by the aforementioned interest rate cap with a strike rate of 3.000%.

The fair value of certain swaps and our interest rate caps is included in other assets at March 31, 2016 and December 31, 2015 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at March 31, 2016 and December 31, 2015.

The net change in fair value of derivative instruments designated as cash flow hedges was a loss of $237 and $556 for the three months ended March 31, 2016 and 2015, respectively.  These unrealized losses were reflected on our consolidated balance sheet in accumulated other comprehensive loss.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $179 of net unrealized losses and $339 of net unrealized gains from accumulated other comprehensive income as an increase/decrease to interest expense for the three months ended March 31, 2016 and 2015, respectively. For the next twelve months ending March 31, 2017, the Company estimates that an additional $334 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of March 31, 2016, the carrying value and estimated fair value of the Company’s debt were $1,327,724 and $1,328,508, respectively.  As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt were $1,169,377 and $1,170,901, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

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

On March 17, 2016, the Compensation Committee approved the 2016 Annual Long Term Equity Incentive Program (“2016 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan (“LTIP Units”).  LTIP Units are earned under the 2016 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probable achievement of the performance conditions at the end of each period. As of March 31, 2016,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2016 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
March 30, 2016
(2015 Annual EIP)	183,396	3 years	25%/year (1)	45,847	-	$1,741	$-
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	64,415	64,415	624	758
December 23, 2014
(2013 Annual EIP) (3)	83,993	3 years	25%/year (1)	83,992	83,992	130	173
December 23, 2014 (3)	258,899	5 years	33% Year 3, 4, 5 (2)	86,299	86,299	1,279	1,553
	655,120			280,553	234,706	$3,774	$2,484

(1)

25% of the issued shares or LTIP Units vested immediately upon issuance.  In general, the remaining shares or LTIP Units vest 25% on the first through third anniversaries of the end of the performance period (subject to continuous employment through the applicable vesting date).

(2)

On April 18, 2012, the Company entered into amended and restated employment agreements with the Company’s executive officers.  To induce the executives to agree to the substantial reduction in benefits upon certain terminations following a change of control as described in the agreements, the Company awarded an aggregate of 258,899 restricted common shares to the executives pursuant to the 2012 Plan, which were subsequently forfeited and replaced with LTIP Units.  One-third of each award of LTIP Units vested or will vest on each of the third, fourth and fifth anniversaries of the date of issuance.  Vesting will accelerate upon a change of control or if the relevant executive’s employment with the Company were to terminate for any reason other than for cause (as defined in the employment agreements).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

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

Stock based compensation expense related to the Annual Long Term Equity Incentive Program of $1,411 and $1,195 was incurred during the three months ended March 31, 2016 and 2015, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Program as of March 31, 2016 and December 31, 2015 was $3,774  and $2,484, respectively.

Compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 17, 2016, the Compensation Committee approved the 2016 Multi-Year Long Term Equity Incentive Program (“2016 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2016 and ends December 31, 2018. As of March 31, 2016, no shares or LTIP Units have been issued to the executive officers in settlement of 2016 Multi-Year EIP awards.  Stock based compensation expense for the three months ended March 31, 2016 and 2015 was $0 and $23, respectively.

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

				Units Vested		Unearned Compensation
Compensation Committee Approval Date	LTIP Units Issued	LTIP Issuance Date	Performance Period	March 31, 2016	December 31, 2015		March 31, 2016		December 31, 2015
March 18, 2015						$		$
(2015 Multi-Year EIP)	-	N/A	1/1/2015 to 12/31/2017	-	-		546		596
April 11, 2014
(2014 Multi-Year EIP)	-	N/A	1/1/2014 to 12/31/2016	-	-		495		567
April 15, 2013
(2013 Multi-Year EIP)	110,849	3/30/2016	1/1/2013 to 12/31/2015	55,424	-		445		385
	110,849			55,424	-		$1,486		$1,548

The shares or LTIP Units issuable under the Multi-Year Long Term Incentive Programs, including the 2016 Multi-Year EIP, are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room compared to the Company’s peer group (25% of the award).

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

Stock based compensation expense of $841 and $167 was recorded for the three months ended March 31, 2016 and 2015, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of March 31, 2016 and December 31, 2015, respectively, was $1,486 and $1,548.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to stock based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, stock based compensation expense related to restricted common shares issued to employees of the Company of  $122 and $88 was incurred during the three months ended March 31, 2016 and 2015, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2016 and December 31, 2015 was $499 and $491, respectively.  The following table is a summary of all unvested share awards issued to employees under the 2012 Plan and prior to equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Original Shares Issued	Range of Share Price on Date of Grant*	Vesting Period	Vesting Schedule	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
2016	6,261	$21.11	2 years	50% /year	-	-	$132	$-
2015	23,492	21.76-28.09	2-4 years	25-50% /year	600	600	339	419
2014	11,455	26.00-27.00	2 years	50% /year	6,619	6,619	21	54
2013	11,899	22.56	2-4 years	25-50% /year	11,199	11,199	3	7
2012	13,646	21.12	2-4 years	25-50% /year	12,445	12,445	4	11
Total	66,753				30,863	30,863	$499	$491

*Original share price on date of grants prior to June 22, 2015 was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On March 30, 2016, we issued 5,289 shares which do not fully vest until December 31, 2016.  Compensation expense for the three months ended March 31, 2016 and 2015 under this program was not material. The following table is a summary of all unvested share awards issued to trustees in lieu of an annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	March 31, 2016	December 31, 2015
March 30, 2016	5,289	$21.11	1 year	100%	$112	$-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the multi-year long term incentive plans for the Company’s trustees incurred for the three months ended March 31, 2016 and 2015  was $15 for both periods.  Unearned compensation related to the multi-year long term equity incentives was $104 and $67 as of March 31, 2016 and December 31, 2015, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior to equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
March 30, 2016	2,500	3 years	33%/year	-	-	$48	$-
December 30, 2014	2,500	3 years	33% /year	835	835	42	48
December 27, 2013	3,000	3 years	33% /year	2,170	2,170	14	19
				3,005	3,005	$104	$67

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of  $17 and  $51 for the three months ended March 31, 2016 and 2015, respectively.  Unearned compensation related to the restricted share awards as of March 31, 2016 and December 31, 2015 was $248 and $90, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
March 30, 2016	7,500	$21.11	2 years	50% /year	-	-	$158	$-
March 27, 2015	7,438	$25.88	2 years	50% /year	3,762	3,762	90	90
Total	14,938				3,762	3,762	$248	$90

*Original share price on date of grants prior to June 22, 2015 was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended March 31,
	2016	2015
NUMERATOR:
Basic and Diluted*
Loss from Continuing Operations	$(8,419)	$(4,389)
Loss from Continuing Operations allocated to Noncontrolling Interests	687	443
Distributions to Preferred Shareholders	(3,589)	(3,589)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(144)	(141)
Net Loss attributable to Common Shareholders	$(11,465)	$(7,676)

DENOMINATOR:
Weighted average number of common shares - basic	44,379,327	49,582,790
Weighted average number of common shares - diluted	44,379,327	49,582,790

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the three months ended March 31, 2016 and 2015 totaled $11,495 and $9,766, respectively. The following non-cash investing and financing activities occurred during 2016 and 2015:

	2016	2015
Common Shares issued as part of the Dividend Reinvestment Plan	$15	$15
Acquisition of hotel properties:
Debt assumed, including premium	14,750	-
Deposit paid in prior period towards acquisition which closed in current period	5,000
Cash paid for income taxes	201
Accrued payables for fixed assets placed into service	1,158	-

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words, “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” and words of similar import. Such forward-looking statements relate to future events, our plans, strategies, prospects and future financial performance, and involve known and unknown risks that are difficult to predict, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers should specifically consider the various factors identified in this and other reports filed by us with the SEC, including, but not limited to those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, that could cause actual results to differ. Statements regarding the following subjects are forward-looking by their nature:

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

●changes in real estate and zoning laws and increases in real property tax rates; and

●the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors” and in other reports we file with the SEC from time to time.

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

BACKGROUND

As of March 31, 2016, we owned interests in 56 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 49 wholly-owned hotels and interests in five hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of March 31, 2016, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

OVERVIEW

We believe the changes in our equity and debt capitalization and repositioning of our portfolio better enables us to capitalize on further improvement in lodging fundamentals. During 2016 thus far, we continued to see improvements in ADR, RevPAR and operating margins, led by hotels in most of our major locations. We continue to seek acquisition opportunities in urban centers and central business districts. In addition, we will continue to look for attractive opportunities to divest certain of our properties at favorable prices, potentially redeploying that capital in our focus markets or opportunistically repurchasing our common shares.  We may seek to buy out, or sell our joint venture interests to select existing joint venture partners.

We expect continued stabilization and improvement in consumer and commercial spending and lodging demand during 2016.  Industry wide occupancy has surpassed peak occupancy from the previous cycle which should allow hotel operators to increase ADR across the United States (“U.S.”).  International visitation to the U.S. is expected to grow at a compound annual growth rate of 4.0% through 2019, according to the National Travel and Tourism Office. However, the manner in which the economy will continue to grow, if at all, is not predictable. In addition, the availability of hotel-level financing for the acquisition of new hotels is not within our control. As a result, there can be no assurances that we will be able to grow hotel revenues, occupancy, ADR or RevPAR at our properties as we hope. Factors that might contribute to less-than-anticipated performance include those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and other documents that we may file with the SEC in the future.  We will continue to cautiously monitor lodging demand and rates, our third-party hotel managers, and our performance generally.

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three months ended March 31, 2016 and 2015.

CONSOLIDATED HOTELS:
	Three Months Ended
	March 31
	2016	2015	% Variance

Occupancy	77.6%	78.9%	-1.3%
Average Daily Rate (ADR)	$182.58	$175.60	4.0%
Revenue Per Available Room (RevPAR)	$141.67	$138.59	2.2%

Room Revenues	$94,472	$85,952	9.9%
Total Revenues	$106,847	$95,688	11.7%

RevPAR for the three months ended March 31, 2016 increased 2.2% for our consolidated hotels when compared to the same period in 2015. This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions since March 31, 2015 and the acquisition of hotel properties consummated in 2015 and 2016 that are accretive to RevPAR.   Results were hindered by ongoing renovations at five of our hotels and new supply which inhibited rate growth in some of our properties in New York City and the South Florida markets.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended
	March 31
	2016	2015	% Variance

Occupancy	63.1%	66.3%	-3.2%
Average Daily Rate (ADR)	$157.39	$155.19	1.4%
Revenue Per Available Room (RevPAR)	$99.37	$102.93	-3.5%

Room Revenues	$12,380	$12,682	-2.4%
Total Revenues	$17,082	$17,751	-3.8%

For our unconsolidated joint venture hotels, despite RevPar growth of 5.5% at our Courtyard South Boston, MA property, our unconsolidated joint venture portfolio’s results were hindered by renovation disruption at one of our hotel properties located in Hartford, CT.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three months ended March 31, 2016 and 2015 there are 43 same store hotels.  The following table outlines operating results for the three months ended March 31, 2016 and 2015, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 43 hotels in both years)
	Three Months Ended
	March 31
	2016	2015	% Variance

Occupancy	77.5%	78.9%	-1.4%
Average Daily Rate (ADR)	$178.13	$175.60	1.4%
Revenue Per Available Room (RevPAR)	$138.08	$138.59	-0.4%

Room Revenues	$86,578	$85,952	0.7%
Total Revenues	$97,248	$95,688	1.6%

Results for the three months ended March 31, 2016 compared to 2015 were hindered by ongoing renovations at five of our hotels and new supply which inhibited rate growth in some of our properties in New York City and the South Florida markets.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended March 31, 2016 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the three months ended March 31, 2016 and 2015.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $11,159, or 11.7%, to $106,847 for the three months ended March 31, 2016 compared to $95,688 for the same period in 2015.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated subsequent to the three months ended March 31, 2015 and the continued growth and stabilization of our existing assets.

Since March 31, 2015, we have acquired interests in five consolidated hotels. These hotels contributed the following operating revenues for the three months ended March 31, 2016.

Brand	Location	Acquisition Date	Rooms	2016 Hotel Operating Revenues
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$2,271
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	1,428
Ritz Carlton Georgetown	Washington, DC	December 29, 2015	86	3,767
Sanctuary Beach Resort	Monterey Bay, CA	January 27, 2016	60	902
Hilton Garden Inn M Street	Washington, DC	March 8, 2016	238	1,230
			633	$9,598

Expenses

Total hotel operating expenses increased 14.6% to approximately $65,718 for the three months ended March 31, 2016 from $57,355 for the three months ended March 31, 2015. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since March 31, 2015, as mentioned above.  The acquisitions also resulted in an increase in depreciation and amortization of 9.9%, or $1,807, to $20,060 for the three months ended March 31, 2016 from $18,253 for the three months ended March 31, 2015. Real estate and personal property tax and property insurance increased $886 or 10.7%, for the three months ended March 31, 2016 when compared to the same period in 2015. This increase is due to our acquisitions consummated since March 31, 2015, as well as an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our management of this expense.

General and administrative expense increased by 24.2% or approximately $1,053, from $4,347 in the three months ended March 31, 2015 to $5,400 for the same period in 2016.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation increased $867 when comparing the three months ended March 31, 2016 to the same period in 2015.  This increase in share based compensation expense is primarily related to the issuance of share awards under the 2013 Multi-Year LTIP during the three months ended March 31, 2016 as the performance period ended December 31, 2015. A similar event did not occur during the three months ended March 31, 2015. Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,390 from $118 for the three months ended March 31, 2015 to $1,508 for the same period in 2016.  The costs incurred in 2016 primarily related to our acquisitions of the Sanctuary Beach Resort in Monterey Bay, CA and the Hilton Garden Inn M Street in Washington, DC. We did not have any acquisitions for the same period in 2015. Also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the three months ended March 31, 2016 was $4,135 compared to operating income of $6,641 during the same period in 2015. While operating income was positively impacted by the improved operating results of our hotels as discussed above and acquisitions consummated since March 31, 2015, overall operating income was negatively impacted by the acquisition costs and certain share based compensation expense related to the issuance of share awards under two of our equity compensation plans which did not occur during the three months ended March 31, 2015.

Interest Expense

Interest expense increased $1,586 from $10,635 for the three months ended March 31, 2015 to $12,221 for the three months ended March 31, 2016. Our borrowings have increased in total since March 31, 2015, as we have entered into a Second Term Loan and also have increased draws from Line of Credit primarily for acquisitions and to repay secured mortgage indebtedness. We used our Credit Facility and Second Term Loan to pay down mortgage debt which bore a higher interest rate of interest, which partially offset the increase in interest expense.

Unconsolidated Joint Venture Investments

The loss from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Loss from our unconsolidated joint ventures decreased by $60 to $214 for the three months ended March 31, 2016 compared to loss of $274 during the same period in 2015.

Net Loss Applicable to Common Shareholders

Net loss applicable to common shareholders for the three months ended March 31, 2016 was $11,321 compared to a loss of $7,535 during the same period in 2015.  This increase in net loss was primarily caused by the decrease in operating income as discussed above.

Comprehensive Loss Attributable to Common Shareholders

Comprehensive loss attributable to common shareholders for the three months ended March 31, 2016 was $11,558 compared to comprehensive loss of $8,091 for the same period in 2015. For the three months ended March 31, 2016, we recorded other comprehensive loss of $8,656 compared to $4,945 for the three months ended March 31, 2015. The increase in other comprehensive loss was primarily due to the $4,030 increase in net loss.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing two of our hotel properties were not met as of March 31, 2016. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

We maintain a Credit Facility with Citigroup Global Markets Inc. and various other lenders. The credit agreement provides for a $500,000 senior unsecured credit facility consisting of a $250,000 senior unsecured revolving line of credit and a $250,000 senior unsecured term loan. The Credit Facility expires on February 28, 2018 and, provided no event of default has occurred, we may request that the lenders renew the credit facility for an additional one-year period. The Credit Facility is also expandable to $850,000 at our request, subject to the satisfaction of certain conditions. On August 10, 2015, we entered into a $300,000 Second Term Loan with Citigroup Global Markets Inc. and various other lenders. As of December 31, 2015 we had fully drawn this loan.

As of March 31, 2016, the outstanding balance under the First Term Loan was $250,000, under the Second Term Loan was $300,000 and we had $178,550 outstanding borrowings under the Line of Credit. As of March 31, 2016, our remaining borrowing capacity under the Credit Facility and Second Term Loan was $68,160 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the Credit Facility and the Second Term Loan from time to time, for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities and from proceeds from dispositions.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of March 31, 2016, we have $148,898 of indebtedness maturing on or before December 31, 2016. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, disposition of property or investment from a joint venture partner serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets, as evidenced by our recently announced transaction involving the Cindat JV Properties, or from sales of non-core hotels in secondary and tertiary markets.  Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Common Share Repurchase Plan

In October 2015, our Board of Trustees authorized a new share repurchase program for up to $100,000 which commenced upon the completion of the previous program. The new program will expire on December 31, 2016 unless extended by the Board of Trustees. We may seek Board of Trustees approval to increase the 2016 authorization. For the three months ended March 31, 2016, the Company repurchased 116,257 common shares for an aggregate purchase price of $2,314. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

Acquisitions

During the three months ended March 31, 2016, we acquired the following wholly-owned hotel properties:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	$20,014	$17,093	$2,369	$-		$198	$39,674	$14,750	*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,131	65,971	9,621	874	**	-	106,597	-
TOTAL		$50,145	$83,064	$11,990	$874		$198	$146,271	$14,750

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition

**Includes an intangible asset for a lease-in-place of $648, advance bookings of $76 and franchise fees of $150.

We intend to invest in additional hotels only as suitable opportunities arise and adequate sources of financing are available. We expect that future investments in hotels will depend upon and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common or preferred shares, proceeds from the sale of assets, issuances of Common Units, issuances of preferred units or other securities or borrowings secured by hotel assets and under our Line of Credit.

Operating Liquidity and Capital Expenditures

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under the Line of Credit. We believe that the net cash provided by operations in the coming year and borrowings drawn on the Line of Credit will be adequate to fund the Company’s operating requirements, monthly recurring debt service and the payment of dividends in accordance with REIT requirements of the Internal Revenue Code of 1986, as amended.

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2016, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Net cash provided by operating activities for the three months ended March  31, 2016 was $9,193 and cash used for the payment of distributions and dividends for the three months ended March  31, 2016 was $16,714.

We also project that our operating cash flow and available borrowings under the Line of Credit will be sufficient to satisfy our liquidity and other capital needs over the next twelve to eighteen months.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovation and other non-recurring capital expenditures that need to be made periodically with respect to hotel properties and scheduled debt repayments. We will seek to satisfy these long-term liquidity requirements through various sources of capital, including borrowings under the Line of Credit and through secured, non-recourse mortgage financings with respect to our unencumbered hotel properties. In addition, we may seek to raise capital through public or private offerings of our securities. Certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders or franchisors. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

Spending on capital improvements during the three months ended March  31, 2016 increased when compared to spending on capital improvements during the three months ended March  31, 2015. During the three months ended March  31, 2016, we spent $11,090 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $5,383 during the same period in 2015. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the three months ended March 31, 2016, we spent $0 on hotel development projects compared to $992 during the same period of 2015.

We may spend additional amounts, if necessary, to comply with the reasonable requirements of any franchise license under which any of our hotels operate and otherwise to the extent we deem such expenditures to be in our best interests. We are also obligated to fund the cost of certain capital improvements to our hotels. We expect to use operating cash flow, borrowings under the Line of Credit, and proceeds from issuances of our securities to pay for the cost of capital improvements and any furniture, fixture and equipment requirements in excess of the set aside referenced above.

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Three Months Ended March 31, 2016 and 2015

Net cash provided by operating activities decreased $5,323 from $14,422 for the three months ended March 31, 2015 to $9,099 for the comparable period in 2016. Net loss, adjusted for non-cash items reflected in the statement of cash flows for the three months ended March 31, 2016 and 2015, decreased by $1,548 for the three months ended March 31, 2016 when compared to 2015. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash used in investing activities for the three months ended March 31, 2016 increased $132,297 from $5,015 for the three months ended March 31, 2015 to $137,312 for 2016. During the three months ended March 31, 2016, we acquired two hotels for $126,284, whereas we did not acquire any hotels during the three months ended March 31, 2015. In addition, as noted above, we increased capital expenditures by $5,707 for the three months ended March 31, 2016 when compared to the same period in 2015.

Net cash provided by financing activities for the three months ended March 31, 2016 was $123,935 compared to net cash provided by financing activities for the three months ended March 31, 2015 of $346. This is primarily due to an increase of $117,050 in borrowings under the line of credit during the three months ended March 31, 2016 as compared to the same period in 2015. In addition, during the three months ended March 31, 2016, we used $2,314 for the repurchase of common shares, compared to $12,627 used in the three months ended March 31, 2015. Offsetting these increases to net cash provided by financing activities were net payments on mortgages and notes payable which were $5,151 higher during the three months ended March 31, 2016, when compared to the same period in 2015. In addition, dividends and distributions payable decreased $1,399 during the three months ended March 31, 2016, compared to 2015, due to the reduction of dividends paid on common shares due to our common share repurchases.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015

Net loss applicable to common shareholders	$(11,321)	$(7,535)
Loss allocated to noncontrolling interest	(687)	(443)
Loss from unconsolidated joint ventures	214	274
Depreciation and amortization	20,060	18,253
Funds from consolidated hotel operations applicable to common shareholders and Common Units	8,266	10,549

Loss from unconsolidated joint ventures	(214)	(274)
Depreciation and amortization of purchase price in excess of historical cost (1)	120	120
Interest in depreciation and amortization of unconsolidated joint ventures (2)	606	1,093
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	512	939

Funds from Operations applicable to common shareholders and Common Units	$8,778	$11,488

Weighted Average Common Shares and Common Units
Basic	44,379,327	49,582,790
Diluted	46,895,449	51,902,211

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2016 and 2015 and none of the estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

Most identifiable assets, liabilities, and noncontrolling interests related to hotel properties acquired in a business combination are recorded at full fair value. Estimating techniques and assumptions used in determining fair values involve significant estimates and judgments. These estimates and judgments have a direct impact on the carrying value of our assets and liabilities which can directly impact the amount of depreciation expense recorded on an annual basis and could have an impact on our assessment of potential impairment of our investment in hotel properties.

Properties intended to be sold are designated as “held for sale” on the balance sheet.   In accordance with ASU Update No. 2014-08 concerning the classification and reporting of discontinued operations, we evaluate each disposition to determine whether we need to classify the disposition as discontinued operations. This amendment defines discontinued operations as a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We anticipate that most of our hotel dispositions will not be classified as discontinued operations as most will not fit this definition.

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

As of March 31, 2016, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

We adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, on January 1, 2016.  This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Previously, debt issuance costs were recorded as an asset.  The issuance costs will continue to be amortized over the life of the debt instrument and recorded in interest expense, as they were prior to the new standard.  As part of this adoption, debt issuance costs are now included as an offset to the mortgages, unsecured term loan and unsecured notes payable line items on the consolidated balance sheets for all periods presented. For full reclassification amounts, see “Note 5 – Debt”.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  We do not believe it will have a material impact on the Company’s financial statements.

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis.  We evaluated the application of ASU No. 2015-02 and concluded that no change was required to our accounting of our interests in less than wholly owned joint ventures.  However, HHLP, our operating partnership, now meets the criteria as a variable interest entity.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of March 31, 2016, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility and Second Term Loan and certain variable rate mortgages and notes payable. As of March 31, 2016, we had total variable rate debt outstanding of $792,348 with a weighted average interest rate of 2.81%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of March 31, 2016 would be an increase or decrease in our interest expense for the three months ended March 31, 2016 of $1,760.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of March 31, 2016, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard, LA Westside, Culver City, CA, and we have four interest rate swaps related to debt on the Duane Street Hotel, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY and portions of our First Term Loan. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2016, approximately 47% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 53% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility and Second Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2016 to be approximately $1,317,639 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at March 31, 2016 to be approximately $1,339,829.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of March 31, 2016, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2016	2017	2018	2019	2020	Thereafter	Total

Fixed Rate Debt	$148,726	$177,497	$833	$151,082	$1,170	$59,709	$539,017
Weighted Average Interest Rate	4.35%	3.62%	3.61%	5.31%	5.31%	5.31%	4.59%

Floating Rate Debt	$172	$61,051	$1,078	$199,949	$300,000	$51,548	$613,798
Weighted Average Interest Rate	2.82%	2.78%	2.78%	2.80%	3.44%	2.80%	2.90%

	$148,898	$238,548	$1,911	$351,031	$301,170	$111,257	$1,152,815

Line of Credit Facility	$-	$-	$178,550	$-	$-	$-	$178,550
Weighted Average Interest Rate	-	-	2.81%	-	-	-	2.81%
	$148,898	$238,548	$180,461	$351,031	$301,170	$111,257	$1,331,365

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2016.

There were no changes to the Company’s internal controls over financial reporting during the three months ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases (in millions, except average price per share) during the three months ended March 31, 2016 under the $100 million repurchase program authorized by our Board of Trustees in October 2015.  This share repurchase program will expire on December 31, 2016.  All such common shares were repurchased pursuant to open market transactions.

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2016	-	$	N/A	N/A	$-
February 1 to February 29, 2016	116,157		19.87	116,157	69,745
March 1 to March 31, 2016	100		20.00	116,257	69,743

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

10.2

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

10.3

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

10.4

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

10.5

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

10.6

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

10.7

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

HERSHA HOSPITALITY TRUST

May 2, 2016	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer