Form 10-Q
period 2016-06-30
HERSHA HOSPITALITY TRUST
filed 2016-07-29
CIK 1063344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒No

As of July 27, 2016, the number of Class A common shares of beneficial interest outstanding was  42,427,282  and there were no Class B common shares of beneficial interest outstanding.

 Hersha Hospitality Trust

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	June 30, 2016	December 31, 2015
Assets:
Investment in Hotel Properties, Net of Accumulated Depreciation, Including Consolidation of Variable Interest Entity Assets of $82,043 and $82,787	$1,682,992	$1,831,119
Investment in Unconsolidated Joint Ventures	17,244	10,316
Cash and Cash Equivalents	236,102	27,955
Escrow Deposits	15,875	19,204
Hotel Accounts Receivable, Net of Allowance for Doubtful Accounts of $8 and $12	8,467	9,465
Due from Related Parties	14,061	6,243
Intangible Assets, Net of Accumulated Amortization of $3,926 and $3,951	14,372	13,389
Deposits on Hotel Acquisitions	-	5,000
Other Assets	37,382	39,958
Total Assets	$2,026,495	$1,962,649

Liabilities and Equity:
Line of Credit	$-	$27,000
Unsecured Term Loan, Net of Unamortized Deferred Financing Costs (Note 5)	508,633	547,780
Unsecured Notes Payable, Net of Unamortized Deferred Financing Costs (Note 5)	50,551	50,525
Mortgages Payable, including Net Unamortized Premium and Unamortized Deferred Financing Costs, and Consolidation of Variable Interest Entity Debt of $51,687 and $52,509 (Note 5)	494,606	544,659
Accounts Payable, Accrued Expenses and Other Liabilities	58,685	59,226
Dividends and Distributions Payable	14,785	16,515
Due to Related Parties	18	8,789
Deferred Gain on Disposition of Hotel Assets	81,333	-
Total Liabilities	$1,208,611	$1,254,494

Equity:
Shareholders' Equity:
Preferred Shares: $.01 Par Value, 29,000,000 Shares Authorized, 3,000,000 Series C and 7,700,000 Series D Shares Issued and Outstanding at June 30, 2016 and 4,600,000 Series B and 3,000,000 Series C Shares Issued and Outstanding at December 31, 2015, with Liquidation Preferences of $25 Per Share (Note 1)	$107	$76
Common Shares: Class A, $.01 Par Value, 75,000,000 and 300,000,000 Shares Authorized at June 30, 2016 and December 31, 2015 respectively; 42,426,365 and 44,457,368 Shares Issued and Outstanding at June 30, 2016 and December 31, 2015, respectively	424	444
Common Shares: Class B, $.01 Par Value, 1,000,000 Shares Authorized, None Issued and Outstanding at June 30, 2016 and December 31, 2015	-	-
Accumulated Other Comprehensive Loss	(687)	(466)
Additional Paid-in Capital	1,118,190	1,086,259
Distributions in Excess of Net Income	(337,743)	(408,274)
Total Shareholders' Equity	780,291	678,039

Noncontrolling Interests (Note 1):
Noncontrolling Interests - Common Units and LTIP Units	39,683	31,876
Noncontrolling Interests - Consolidated Variable Interest Entity	(2,090)	(1,760)
Total Noncontrolling Interests	37,593	30,116

Total Equity	817,884	708,155

Total Liabilities and Equity	$2,026,495	$1,962,649

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Hotel Operating Revenues	$127,629	$127,000	$234,476	$222,688
Other Revenues	94	30	100	54
Total Revenues	127,723	127,030	234,576	222,742

Operating Expenses:
Hotel Operating Expenses	65,900	64,134	131,618	121,489
Hotel Ground Rent	892	727	1,785	1,455
Real Estate and Personal Property Taxes and Property Insurance	7,949	8,222	17,105	16,492
General and Administrative (including Share Based Payments of $1,873 and $1,655 and $4,279 and $3,194 for the three and six months ended June 30, 2016 and 2015, respectively)	6,455	5,423	11,855	9,770
Acquisition and Terminated Transaction Costs	55	190	1,563	308
Depreciation and Amortization	18,495	18,328	38,555	36,581
Total Operating Expenses	99,746	97,024	202,481	186,095

Operating Income	27,977	30,006	32,095	36,647

Interest Income	78	51	124	99
Interest Expense	(11,281)	(10,688)	(23,502)	(21,323)
Other Expense	(633)	(156)	(739)	(325)
Gain on Disposition of Hotel Properties	95,276	-	95,276	-
Loss on Debt Extinguishment	(1,049)	(222)	(1,091)	(222)
Income Before Income from Unconsolidated Joint Venture Investments and Income Taxes	110,368	18,991	102,163	14,876

Income from Unconsolidated Joint Venture Investments	1,521	526	1,307	252

Income Before Income Taxes	111,889	19,517	103,470	15,128

Income Tax Benefit	3,070	109	3,070	109

Net Income	114,959	19,626	106,540	15,237

(Income) Loss Allocated to Noncontrolling Interests	(4,748)	(405)	(4,061)	38
Preferred Distributions	(4,000)	(3,589)	(7,589)	(7,178)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	(4,021)	-	(4,021)	-

Net Income Applicable to Common Shareholders	$102,190	$15,632	$90,869	$8,097

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings Per Share:
BASIC
Net Income Applicable to Common Shareholders	$2.35	$0.32	$2.06	$0.16

DILUTED
Net Income Applicable to Common Shareholders	$2.33	$0.32	$2.04	$0.16

Weighted Average Common Shares Outstanding:
Basic	43,427,726	48,530,716	43,903,526	49,053,846
Diluted*	43,863,577	49,043,914	44,384,969	49,576,322

*Income (loss) allocated to noncontrolling interest in Hersha Hospitality Limited Partnership (the “Operating Partnership” or “HHLP”) has been excluded from the numerator and the Class A common shares issuable upon any redemption of the Operating Partnership’s common units of limited partnership interest (“Common Units”) and the Operating Partnership’s vested LTIP units (“Vested LTIP Units”) have been omitted from the denominator for the purpose of computing diluted earnings per share because the effect of including these shares and units in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) applicable to common shareholders.

The following table summarizes potentially dilutive securities that have been excluded from the denominator for the purpose of computing diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common Units and Vested LTIP Units	2,184,008	1,896,509	2,120,260	1,866,703

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$114,959	$19,626	$106,540	$15,237
Other Comprehensive Income (Loss)
Change in Fair Value of Derivative Instruments	(124)	307	(540)	89
Less: Reclassification Adjustment for Change in Fair Value of Derivative Instruments Included in Net Income	140	(372)	319	(710)
	$16	$(65)	$(221)	$(621)

Comprehensive Income	114,975	19,561	106,319	14,616
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(4,748)	(405)	(4,061)	38
Less: Preferred Distributions	(4,000)	(3,589)	(7,589)	(7,178)
Less: Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	(4,021)	-	(4,021)	-
Comprehensive Income Attributable to Common Shareholders	$102,206	$15,567	$90,648	$7,476

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

		Shareholders' Equity								Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2015	44,457,368	444	-	7,600,000	76	1,086,259	(466)	(408,274)	678,039	2,319,301	31,876	(1,760)	30,116	708,155
Repurchase of Common Shares	(2,072,007)	(20)	-	-	-	(39,105)	-	(2)	(39,127)	-	-	-	-	(39,127)
Preferred Shares
Preferred Shares Offering, Net of Costs	-	-	-	7,700,000	77	185,933	-	-	186,010	-	-	-	-	186,010
Preferred Shares Redemption	-	-	-	(4,600,000)	(46)	(114,954)	-	-	(115,000)	-	-	-	-	(115,000)
Dividends and Distributions declared:	-
Common Shares ($0.56 per share)	-	-	-	-	-	-	-	(24,357)	(24,357)	-	-	-	-	(24,357)
Preferred Shares	-	-	-	-	-	-	-	(7,589)	(7,589)	-	-	-	-	(7,589)
Common Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(954)	-	(954)	(954)
LTIP Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(882)	-	(882)	(882)
Dividend Reinvestment Plan	1,659	-	-	-	-	31	-	-	31	-	-	-	-	31
Share Based Compensation:
Grants	39,345	-	-	-	-	(613)	-	-	(613)	294,245	1,060	-	1,060	447
Amortization	-	-	-	-	-	639	-	-	639	-	4,192	-	4,192	4,831
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(221)	-	(221)	-	-	-	-	(221)
Net Income (Loss)	-	-	-	-	-	-	-	102,479	102,479	-	4,391	(330)	4,061	106,540
Balance at June 30, 2016	42,426,365	424	-	10,700,000	107	1,118,190	(687)	(337,743)	780,291	2,613,546	39,683	(2,090)	37,593	817,884

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARES]

	Shareholders' Equity									Noncontrolling Interests
	Common Shares	Class A Common Shares ($)	Class B Common Shares ($)	Preferred Shares	Preferred Shares ($)	Additional Paid-In Capital ($)	Accumulated Other Comprehensive Loss ($)	Distributions in Excess of Net Earnings ($)	Total Shareholders' Equity ($)	Common Units and LTIP Units	Common Units and LTIP Units ($)	Consolidated Variable Interest Entity ($)	Total Noncontrolling Interests ($)	Total Equity ($)
Balance at December 31, 2014	49,708,771	497	-	7,600,000	76	1,194,547	(358)	(365,381)	829,381	2,199,434	29,082	(1,075)	28,007	857,388
Repurchase of Common Shares	(1,964,151)	(20)	-	-	-	(40,847)	-	(9,500)	(50,367)	-	-	-	-	(50,367)
Dividends and Distributions declared:
Common Shares ($0.56 per share)	-	-	-	-	-	-	-	(27,159)	(27,159)	-	-	-	-	(27,159)
Preferred Shares	-	-	-	-	-	-	-	(7,178)	(7,178)	-	-	-	-	(7,178)
Common Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(959)	-	(959)	(959)
LTIP Units ($0.56 per share)	-	-	-	-	-	-	-	-	-	-	(345)	-	(345)	(345)
Dividend Reinvestment Plan	477	-	-	-	-	32	-	-	32	-	-	-	-	32
Share Based Compensation:
Grants	24,802	-	-	-	-	459	-	-	459	128,842	-	-	-	459
Amortization	-	-	-	-	-	651	-	-	651	-	3,022	-	3,022	3,673
Change in Fair Value of Derivative Instruments	-	-	-	-	-	-	(621)	-	(621)	-	-	-	-	(621)
Net Income (Loss)	-	-	-	-	-	-	-	15,275	15,275	-	305	(343)	(38)	15,237
Balance at June 30, 2015	47,769,899	477	-	7,600,000	76	1,154,842	(979)	(393,943)	760,473	2,328,276	31,105	(1,418)	29,687	790,160

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net Income	$106,540	$15,237
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposition of Hotel Properties, Net	(95,276)	-
Deferred Taxes	(3,070)	(109)
Depreciation	39,705	36,368
Amortization	670	922
Unamortized Deferred Fees Expensed in Debt Extinguishment	1,091	4
Equity in (Income) Loss of Unconsolidated Joint Ventures	(1,307)	(252)
Distributions from Unconsolidated Joint Ventures	429	493
Loss Recognized on Change in Fair Value of Derivative Instrument	43	67
Share Based Compensation Expense	4,279	3,194
Change in Assets and Liabilities:
(Increase) Decrease in:
Hotel Accounts Receivable	1,076	(1,263)
Escrows	360	1,132
Other Assets	3,412	(4,952)
Due from Related Parties	(7,818)	233
(Decrease) Increase in:
Due to Related Parties	(8,771)	(645)
Accounts Payable, Accrued Expenses and Other Liabilities	1,334	1,858
Net Cash Provided by Operating Activities	$42,697	$52,287

Investing Activities:
Purchase of Hotel Property Assets	$(126,245)	$(33,511)
Deposits on Hotel Acquisitions	-	(1,000)
Capital Expenditures	(18,276)	(12,168)
Cash Paid for Hotel Development Projects	-	(916)
Proceeds from Disposition of Hotel Properties	12,446	-
Net Changes in Capital Expenditure Escrows	3,329	376
Proceeds from Contribution of Hotel Property Assets to Unconsolidated Joint Venture	428,811	-
Distributions from Unconsolidated Joint Ventures	1,421	592
Net Cash Provided by (Used in) Investing Activities	$301,486	$(46,627)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS]

	Six Months Ended June 30,
	2016	2015
Financing Activities:
(Repayment of) Proceeds from Borrowings Under Line of Credit, Net	$(27,000)	$128,500
Repayment of Unsecured Term Loan Borrowing	(39,480)	-
Principal Repayment of Mortgages and Notes Payable	(64,710)	(121,113)
Proceeds from Mortgages and Notes Payable	-	80,750
Cash Paid for Deferred Financing Costs	(363)	(394)
Loss on Debt Extinguishment	(892)	-
Proceeds from Issuance of Preferred Shares, Net	186,010	-
Redemption of Series B Preferred Shares	(115,000)	-
Repurchase of Common Shares	(39,127)	(50,367)
Settlement of Interest Rate Cap	-	(430)
Dividends Paid on Common Shares	(24,874)	(27,670)
Dividends Paid on Preferred Shares	(8,846)	(7,178)
Distributions Paid on Common Units and LTIP Units	(1,754)	(1,272)
Net Cash (Used in) Provided by Financing Activities	$(136,036)	$826

Net Increase in Cash and Cash Equivalents	$208,147	$6,486
Cash and Cash Equivalents - Beginning of Period	27,955	21,675

Cash and Cash Equivalents - End of Period	$236,102	$28,161

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hersha Hospitality Trust (“we,” “us,” “our” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.  Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

We are a self-administered Maryland real estate investment trust that was organized in May 1998 and completed our initial public offering in January 1999. Our common shares are traded on the New York Stock Exchange (the “NYSE”) under the symbol “HT.” We own our hotels and our investments in joint ventures through our operating partnership, Hersha Hospitality Limited Partnership (“HHLP”), for which we serve as the sole general partner.  As of June 30, 2016, we owned an approximate 94.2% partnership interest in HHLP, including a 1.0% general partnership interest.

Noncontrolling Interest

We classify the noncontrolling interests of our consolidated variable interest entity, common units of limited partnership interest in HHLP (“Common Units”), and LTIP Units as equity. LTIP Units are a special class of limited partnership interest in the Operating Partnership that are convertible into Common Units under certain circumstances.  The noncontrolling interest of Common Units totaled $39,683 as of June 30, 2016 and $31,876 as of December 31, 2015.  As of June 30, 2016, there were 2,613,546 Common Units outstanding with a fair market value of $44,822, based on the price per share of our common shares on the NYSE on such date. In accordance with the partnership agreement of HHLP, holders of these units may redeem them for cash unless we, in our sole and absolute discretion, elect to issue common shares on a one-for-one basis in lieu of paying cash.

Net income or loss attributed to Common Units, as well as the net income or loss related to the noncontrolling interests of our consolidated variable interest entity, is included in net income or loss but excluded from net income or loss applicable to common shareholders in the consolidated statements of operations.

Variable Interest Entities

On January 1, 2016, we adopted ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis.  We evaluated the application of ASU No. 2015-02 and concluded that no change was required for the accounting of our interests in less than wholly owned joint ventures. However, HHLP, our operating partnership, now meets the criteria as a variable interest entity.  The Company’s most significant asset is its investment in HHLP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of HHLP.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Shareholders’ Equity

On May 31, 2016, we completed a public offering of 7,700,000 (including 700,000 overallotment shares sold on June 14, 2016) 6.50% Series D Cumulative Redeemable Preferred Shares. These shares have a par value of $0.01 per share with a $25.00 liquidation preference per share. Net proceeds of the offering, after deducting the underwriting discount and the offering expenses payable to us, were approximately $186,010. We utilized the net proceeds of the offering to redeem all outstanding 8.00% Series B Cumulative Redeemable Preferred Shares on June 8, 2016, and for general corporate purposes.

On June 8, 2016, we redeemed all of our issued and outstanding 8.00% Series B Cumulative Redeemable Preferred Shares. The shares were redeemed at a per share redemption price of $25.00 together with accrued and unpaid dividends to the redemption date for an aggregate per share redemption price of $25.3722. Dividends ceased accruing on the Series B Preferred Shares on June 8, 2016.

Terms of the Series B, Series C, and Series D Preferred Shares outstanding at June 30, 2016 and December 31, 2015 are summarized as follows:

					Dividend Per Share
	Shares Outstanding				Six Months Ended June 30,
Series	June 30, 2016	December 31, 2015	Aggregate Liquidation Preference	Distribution Rate	2016	2015

Series B	-	4,600,000	$115,000	8.000%	$0.8722	$1.0000
Series C	3,000,000	3,000,000	$75,000	6.875%	$0.8594	$0.8594
Series D	7,700,000	-	$192,500	6.500%	$0.2031	-
Total	10,700,000	7,600,000

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

In October 2015, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced upon the completion of the previous program. The new program will expire on December 31, 2016 unless extended by the Board of Trustees. We may seek Board of Trustee approval to increase the 2016 authorization. For the six months ended June 30, 2016, the Company repurchased 2,072,007 common shares for an aggregate purchase price of $39,127. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a  liability. The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company continues to evaluate this standard and the impact it will have, if any, on our ongoing financial reporting.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Land	$463,969	$480,874
Buildings and Improvements	1,362,665	1,518,565
Furniture, Fixtures and Equipment	214,480	227,527
	2,041,114	2,226,966

Less Accumulated Depreciation	(358,122)	(395,847)

Total Investment in Hotel Properties	$1,682,992	$1,831,119

Acquisitions

We acquired the following properties during the six months ended June 30, 2016:

Hotel	Acquisition Date	Land	Buildings and Improvements	Furniture Fixtures and Equipment	Other Intangibles		Loan Costs	Total Purchase Price	Assumption of Debt
Sanctuary Beach Resort, Marina, CA	1/28/2016	$20,014	$17,093	$2,369	$-		$198	$39,674	$14,750	*
Hilton Garden Inn M Street, Washington, DC	3/9/2016	30,131	65,971	9,621	874	**	-	106,597	-
TOTAL		$50,145	$83,064	$11,990	$874		$198	$146,271	$14,750

*Assumption of debt includes a $50 premium resulting from the determination that the stated rate of interest is above market rates on the date of acquisition

**Includes an intangible asset for a lease-in-place of $648, advance bookings of $76  and franchise fees of $150.

Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the above acquired assets. During the six months ended June 30, 2016, we paid $1,424 in acquisition costs related to the above acquired assets.

Included in the consolidated statement of operations for the three and six months ended June 30, 2016 are total revenues of $6,565 and $8,696, and total net income of $1,793 and $2,547 for the hotels we acquired during the six months ended June 30, 2016 and consolidated since the date of acquisition of the hotels.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
Hotel	Revenue	Net Income	Revenue	Net Income
Sanctuary Beach Resort, Marina, CA	$1,662	$175	$2,564	$438
Hilton Garden Inn M Street, Washington, DC	4,903	1,618	6,132	2,109
Total	$6,565	$1,793	$8,696	$2,547

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Purchase and Sale Agreement

In June 2016, we entered into a purchase and sale agreement to purchase the Envoy Hotel in Boston, MA from an unaffiliated seller for a total purchase price of $112,500. The transaction closed on July 21, 2016. Accounting for this acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values.

In June 2016, we entered into a purchase and sale agreement to sell the Residence Inn, Framingham, MA and Residence Inn, Norwood, MA to an unaffiliated buyer for a purchase price of $47,000.  The transaction is expected to close in the third quarter of 2016, subject to customary closing conditions.

Hotel Dispositions

On May 3, 2016, the Company closed on the sale of Hyatt Place, King of Prussia, PA to an unaffiliated buyer for a total sales price of $13,000 with a gain on sale of approximately $5,402. This hotel was acquired by the Company in August 2010. The operating results for this hotel are included in net income as shown in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 as disposition of this hotel does not represent a strategic shift in our business.

On February 4, 2016, we announced the signing of asset purchase and contribution agreements (the “Contribution Agreements”) with Cindat Manhattan Hotel Portfolio (US) LLC (“Cindat”) to form a joint venture, Cindat Hersha Owner JV, LLC (the “Owner JV”), which initially invests in seven of our limited service hotels in Manhattan (The “JV Properties”). This transaction was consummated on April 29, 2016.  The Contribution Agreements valued the JV Properties at $543,500.  Cindat contributed $354,550 and received a 70% senior common equity interest in Owner JV.  We contributed the JV Properties to Owner JV and received $354,550 in cash and a preferred equity interest initially valued at $37,000. In addition, we retained a 30% junior common equity interest in Owner JV. We contributed $12,239 and Cindat contributed an aggregate of $14,105 in working capital and closing costs for the formation of Owner JV, and finance costs related to debt originated on the JV Properties by Owner JV. In addition, we incurred additional closing costs associated with the contribution of the JV Properties to Owner JV of $10,653.

Prior to the contribution to Owner JV, our basis in the JV Properties was $264,658.  Our preferred equity and junior common equity interest in Owner JV was initially recorded at $104,248 which represents our retained interest in the JV Properties at our basis prior to contribution and additional contributions made for the formation of Owner JV. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” more information about the joint venture with Cindat.

Due to our continuing interest in the JV Properties, gain recognized on the properties is limited to cash received less the basis of the properties contributed. As a result, we recognized a gain on the disposition of hotel properties of $89,892 and recorded a deferred gain of $81,333, which is recorded as a liability in the consolidated balance sheets.  The deferred gain will be recognized as income in a future period if an event occurs that changes our retained interest in the JV Properties.

Proceeds received from the contribution of the JV Properties were used to reduce our consolidated mortgage debt by $55,103, our line of credit balance by $194,550 and our unsecured term loan balance by $39,480. Any remaining proceeds are to be used for general corporate purposes, including, but not limited to, the acquisition of hotel properties, the repurchase of our common shares and future distributions to shareholders.

We did not have any hotel dispositions during the three and six months ended June 30, 2015.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 2 – INVESTMENT IN HOTEL PROPERTIES (CONTINUED)

Pro Forma Results (Unaudited)

The following condensed pro forma financial data for the three and six months ended June 30, 2016 and 2015 are presented as if the hotels acquired by the Company in 2016 and 2015 had been acquired as of January 1, 2015 and 2014, respectively. The condensed pro forma financial data are not necessarily indicative of what actual results of operations of the Company would have been for the periods presented assuming the acquisitions had been consummated on January 1, 2015 and 2014, nor do they purport to represent the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro Forma Total Revenues	$127,723	133,796	$238,031	$236,574

Pro Forma Net Income	114,968	21,364	108,780	16,698
Income Allocated to Noncontrolling Interest	(4,748)	(470)	(4,164)	(16)
Preferred Distributions	(4,000)	(3,589)	(7,589)	(7,178)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Shares	(4,021)	-	(4,021)	-
Pro Forma Income Applicable to Common Shareholders	$102,199	$17,305	$93,006	$9,504

Pro Forma Income Applicable to Common Shareholders per Common Share
Basic	$2.35	$0.36	$2.12	$0.19
Diluted	$2.33	$0.35	$2.10	$0.19

Weighted Average Common Shares Outstanding
Basic	43,427,726	48,530,716	43,903,526	49,053,846
Diluted	43,863,577	49,043,914	44,384,969	49,576,322

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2016 and December 31, 2015, our investment in unconsolidated joint ventures consisted of the following:

		Percent	Preferred	June 30,	December 31,
Joint Venture	Hotel Properties	Owned	Return	2016	2015

SB Partners, LLC	Holiday Inn Express, South Boston, MA	50.0%	N/A	$982	$795
Hiren Boston, LLC	Courtyard by Marriott, South Boston, MA	50.0%	N/A	3,034	4,499
Mystic Partners, LLC	Hilton and Marriott branded hotels in CT	8.8%-66.7%	8.5% non-cumulative	4,864	5,022
Cindat Hersha Owner JV, LLC	Hilton and IHG branded hotels in NYC	30.0%	*	8,364	-
				$17,244	$10,316

*See explanation below of the Cindat Hersha Owner JV, LLC (“Owner JV”) for more information on the preferred return provisions of this joint venture.

On April 29, 2016, we entered into two limited liability company agreements with Cindat, which formed Owner JV and Cindat Hersha Lessee JV, LLC (“Lessee JV”), for the purpose of owning and operating hotel properties initially consisting of the JV Properties.  All hotel properties owned by Owner JV are leased to Lessee JV.  Our interest in Owner JV is held by our operating partnership, HHLP, while our interest in Lessee JV is held by our wholly owned taxable REIT subsidiary (“TRS”), 44 New England Management Company (“44 New England”).

As described in “Note 2 – Investment in Hotel Properties” the Contribution Agreements valued the JV Properties at $543,500.  In accordance with the Contribution Agreements, Cindat contributed $354,550 in cash, in exchange for a 70.0% senior common equity interest in Owner JV. We contributed the JV Properties to Owner JV and received $354,550 in cash, a preferred equity interest initially valued at $37,000, and a 30% junior common equity interest in Owner JV. In addition, Cindat, contributed $14,105 and we contributed $12,239 for working capital and closing costs for the formation of Owner JV and for finance costs related to debt originated on the JV Properties by Owner JV. Of the $12,239 in additional funds contributed by us, $6,045 was attributed to our junior common equity interest and $6,194 was attributed to our preferred equity interest.  We also incurred $361 of costs related to our contribution which is included in our investment in unconsolidated joint ventures as outside basis and will be amortized over the life of the venture.

Prior to the contribution to Owner JV, our basis in the JV Properties was $264,658.  Our preferred equity and junior common equity interest in Owner JV was initially recorded at $104,248 which represents our retained interest in the JV Properties at our basis prior to contribution and additional contributions made for the formation of Owner JV.  The difference between our interest in the fair value of the assets contributed to Owner JV and our basis prior to contribution is $96,941, which will be amortized over the life of the underlying assets.

At closing, mortgage debt of $285,000 and mezzanine debt of $50,000 was placed on the JV Properties.  Owner JV distributed  proceeds of $323,793 from the debt originated, of which $226,655 was distributed to Cindat and $97,138 was distributed to us, reducing our investment in Owner JV accordingly.

Cash available for distribution will be distributed (1) to us until we receive a 9% annual rate of return on our $43,194 preferred equity interest, (2) then to Cindat until they receive a 10% return on their remaining $142,000 senior common equity interest and (3) then to us until we receive an 8% return on our $60,857 junior common equity interest.  Any cash available for distribution remaining will be split 30% to us and 70% to Cindat.  Cindat’s senior common equity return is reduced by 0.5% annually for 4 years following the closing until it is set at a rate of 8% for the remainder of the life of the joint venture.

The Owner JV is under an Asset Management Agreement with us and Cindat whereby it is provided asset management services.  Fees for these services are calculated as 1.0% of operating revenues, of which we are entitled to 30% which we recognize as income in other revenues on the consolidated statement of operations.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

Income or loss from our unconsolidated joint ventures is allocated to us and our joint venture partners consistent with the allocation of cash distributions in accordance with the joint venture agreements. Any difference between the carrying amount of these investments and the underlying equity in net assets is amortized over the expected useful lives of the properties and other intangible assets. Income recognized during the three and six months ended June 30, 2016 and 2015, for our investments in unconsolidated joint ventures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SB Partners, LLC	$326	$287	$287	$198
Hiren Boston, LLC	379	316	285	207
Mystic Partners, LLC	(76)	(77)	(157)	(153)
Cindat Hersha Owner JV, LLC	892	-	892	-
Income from Unconsolidated Joint Venture Investments	$1,521	$526	$1,307	$252

The following tables set forth the total assets, liabilities, equity and components of net income or loss, including the Company’s share, related to the unconsolidated joint ventures discussed above as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

Balance Sheets
	June 30,	December 31,
	2016	2015
Assets
Investment in Hotel Properties, Net	$652,905	$105,354
Other Assets	37,513	15,558
Total Assets	$690,418	$120,912

Liabilities and Equity
Mortgages and Notes Payable	$444,392	$113,532
Other Liabilities	24,911	30,575
Equity:
Hersha Hospitality Trust	126,224	22,698
Joint Venture Partner(s)	94,891	(45,893)
Total Equity	221,115	(23,195)

Total Liabilities and Equity	$690,418	$120,912

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Room Revenue	$31,578	$15,939	$43,958	$28,621
Other Revenue	6,789	6,131	11,492	11,199
Operating Expenses	(20,681)	(14,313)	(33,565)	(27,506)
Lease Expense	(276)	(276)	(581)	(551)
Property Taxes and Insurance	(2,316)	(720)	(3,077)	(1,475)
General and Administrative	(2,116)	(1,333)	(3,348)	(2,738)
Depreciation and Amortization	(3,335)	(1,572)	(5,009)	(3,138)
Interest Expense	(4,658)	(1,635)	(6,264)	(3,257)
Acquisition Costs	(1,499)	-	(1,499)	-
Loss allocated to Noncontrolling Interests	(72)	(62)	(40)	(86)
Net Income	$3,414	$2,159	$2,067	$1,069

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 3 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

The following table is a reconciliation of the Company’s share in the unconsolidated joint ventures’ equity to the Company’s investment in the unconsolidated joint ventures as presented on the Company’s balance sheets as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Company's share of equity recorded on the joint ventures' financial statements	$126,224	$22,698
Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures(1)	(108,980)	(12,382)
Investment in Unconsolidated Joint Ventures	$17,244	$10,316

(1)  Adjustment to reconcile the Company's share of equity recorded on the joint ventures' financial statements to our investment in unconsolidated joint ventures consists of the following:

•	cumulative impairment of the Company’s investment in joint ventures not reflected on the joint ventures' financial statements;
•	the difference between the Company’s basis in the investment in joint ventures and the equity recorded on the joint ventures' financial statements; and
•

accumulated amortization of the Company’s equity in joint ventures that reflects the difference in the Company’s portion of the fair value of joint ventures' assets on the date of our investment when compared to the carrying value of the assets recorded on the joint ventures’ financial statements (this excess or deficit investment is amortized over the life of the properties, and the amortization is included in Income (Loss) from Unconsolidated Joint Venture Investments on the Company’s consolidated statement of operations).

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 4 – OTHER ASSETS

Other Assets

Other Assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Investment in Statutory Trusts	1,548	1,548
Prepaid Expenses	9,096	14,434
Deferred Tax Asset, Net of Valuation Allowance of $804	17,660	14,590
Other	9,078	9,386
	$37,382	$39,958

Investment in Statutory Trusts - We have an investment in the common stock of Hersha Statutory Trust I and Hersha Statutory Trust II. Our investment is accounted for under the equity method.

Prepaid Expenses - Prepaid expenses include amounts paid for property tax, insurance and other expenditures that will be expensed in the next twelve months.

Deferred Tax Asset - We have approximately $17,660 of net deferred tax assets as of June 30, 2016. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $17,660 of net deferred tax assets in the future.

Deposits on Hotel Acquisitions

As of December 31, 2015, we had $5,000 in interest bearing deposits related to the future acquisition of the Sanctuary Beach Resort, located in Marina, California. We completed the acquisition of this property on January 28, 2016 (See “Note 2 – Investment in Hotel Properties” for more information).  As of June 30, 2016, we had no deposits on hotel acquisitions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT

Mortgages

Mortgages payable at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Mortgage Indebtedness	$495,026	$545,036
Net Unamortized Premium	2,863	3,503
Net Unamortized Deferred Financing Costs	(3,283)	(3,880)
	$494,606	$544,659

Net Unamortized Deferred Financing Costs associated with entering into mortgage indebtedness are deferred and amortized over the life of the mortgages.  Net Unamortized Premiums are also amortized over the remaining life of the loans.

Mortgage indebtedness balances are subject to fixed and variable interest rates, which ranged from 2.70% to 6.50% as of June 30, 2016. Aggregate interest expense incurred under the mortgage loans payable totaled $5,720 and $6,829 and $11,990 and $13,968 during the three and six months ended June 30, 2016 and 2015, respectively.

Our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, non-recourse financing arrangements. Our mortgage loans payable typically require that specified debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing two of our hotel properties were not met as of June 30, 2016. Pursuant to these loan agreements, the lender has elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loan agreements.

As of June 30, 2016, the maturity dates for the outstanding mortgage loans ranged from October 2016 to February 2024.

Subordinated Notes Payable

We have two junior subordinated notes payable in the aggregate amount of $51,548 to the Hersha Statutory Trusts pursuant to indenture agreements which will mature on July 30, 2035, but may be redeemed at our option, in whole or in part, prior to maturity in accordance with the provisions of the indenture agreements.  The $25,774 of notes issued to each of Hersha Statutory Trust I and Hersha Statutory Trust II bear interest at a variable rate of LIBOR plus 3% per annum.  This rate resets two business days prior to each quarterly payment.  The face value of the notes payable is offset by $997 and $1,023 as of June 30, 2016 and December 31, 2015, respectively, in net deferred financing costs incurred as a result of entering into these indentures. The deferred financing costs are amortized over the life of the notes payable. The weighted average interest rate on our two junior subordinated notes payable was 3.71% and 3.31% and 3.63% and 3.28% during the three and six months ended June 30, 2016 and 2015, respectively.  Interest expense in the amount of $478 and $426 and $937 and $845 was recorded for the three and six months ended June 30, 2016 and 2015, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

On August 10, 2015, we entered into an additional $300,000 senior unsecured term loan agreement (“Second Term Loan”) with Citigroup Global Markets Inc. and various other lenders. The Second Term Loan expires on August 10, 2020.

The amount that we can borrow at any given time under our Credit Facility and Second Term Loan is governed by certain operating metrics of designated unencumbered hotel properties known as borrowing base assets. As of June 30, 2016, the following hotel properties were borrowing base assets:

- Holiday Inn Express, Cambridge, MA	- Hampton Inn, Washington, DC
- Residence Inn, Norwood, MA	- Nu Hotel, Brooklyn, NY
- Residence Inn, Framingham, MA	- The Rittenhouse Hotel, Philadelphia, PA
- Sheraton, Wilmington South, DE	- The Boxer, Boston, MA
- Sheraton Hotel, JFK Airport, New York, NY	- Courtyard, San Diego, CA
- Winter Haven, Miami, FL	- Residence Inn, Coconut Grove, FL
- Hampton Inn, Pearl Street, NY	- Blue Moon, Miami, FL
- Residence Inn, Greenbelt, MD	- Parrot Key Resort, Key West, FL
- Courtyard, Miami, FL	- Courtyard, Brookline, MA
- Residence Inn, Tyson's Corner, VA	- TownePlace Suites, Sunnyvale, CA
- Ritz Carlton, Washington, DC	- Hawthorne Suites, Franklin, MA
- Hampton Inn, Philadelphia, PA	- Hilton Garden Inn, M Street, Washington, DC

The interest rate for borrowings under the Line of Credit and term loans are based on a pricing grid with a range of one month U.S. LIBOR plus a spread.  The following table summarizes the balances outstanding and interest rate spread for each borrowing:

		Outstanding Balance
Borrowing	Spread	June 30, 2016	December 31, 2015
Line of Credit	1.70% to 2.45%	$-	$27,000
First Term Loan	1.60% to 2.35%	210,520	250,000
Second Term Loan	1.50% to 2.25%	300,000	300,000

We maintain an interest rate swap, with a $150,000 notional amount, which effectively fixes the interest rate on $150,000 of the First Term Loan at a blended rate of 2.914%. See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information.

The balance of the First Term Loan and Second Term Loan is offset by $1,887 and $2,220 in net deferred financing costs as of June 30, 2016 and December 31, 2015, respectively.  These costs were incurred as a result of originating the term loan borrowings and are amortized over the life of these loans.

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

The Company is in compliance with each of the covenants listed above as of June 30, 2016. As of June 30, 2016, our remaining borrowing capacity under the Credit Facility and the Second Term Loan was $246,710 based on the borrowing base assets at June 30, 2016.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 5 – DEBT (CONTINUED)

The Company recorded interest expense of $4,083 and $2,238 and $8,563 and $3,980 related to borrowings drawn on the Credit Facility and the Second Term Loan for the three and six months ended June 30, 2016 and 2015, respectively. The weighted average interest rate on the Credit Facility and the Second Term Loan was 2.78% and 2.75% and 2.79% and 2.76% for the three and six months ended June 30, 2016 and 2015, respectively.

Capitalized Interest

We utilize cash, mortgage debt and our Line of Credit to finance on-going capital improvement projects at our hotels. Interest incurred on mortgages and the Line of Credit that relates to our capital improvement projects is capitalized through the date when the assets are placed in service. For the three and six months ended June 30, 2016 and 2015, we did not have any on-going capital projects which would require us to capitalize interest.

Deferred Financing Costs

As noted above, costs associated with entering into mortgages, notes payable and our credit facilities are deferred and amortized over the life of the debt instruments. The deferred costs related to mortgages and term loans and unsecured notes payable are presented as reductions in the respective debt balances. Amortization of deferred costs for the three and six months ended June 30, 2016 and 2015 was $640 and $657 and $1,300 and $1,377, respectively.

New Debt/Refinance

As previously mentioned in “Note 3 – Investment in Unconsolidated Joint Ventures,” we repaid in full the two mortgages related to the Hampton Inn Herald Square, NY and Hampton Inn Chelsea, NY, two properties contributed to the joint venture with Cindat. The mortgage debt secured by Hampton Inn Herald Square had an original balance of $26,500 and was due to mature on May 1, 2016. The mortgage debt secured by Hampton Inn Chelsea had an original balance of $36,000 and was due to mature on October 1, 2016. In addition, due to our contribution of certain of the borrowing base properties to the Cindat joint venture we were required to pay down $39,480 of the First Term Loan. We incurred a total of $1,049 in expense related to the payment of fees to extinguish debt and related to unamortized deferred financing costs associated with the mortgage debt and term loan repayments.

On February 29, 2016, we repaid in full outstanding mortgage debt with an original principal balance of $8,500 secured by the Hawthorn Suites, Franklin, MA. The loan was due to mature on  May 1, 2016, and we incurred approximately $42  in expense related to unamortized deferred financing costs and fees.

On June 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $55,000 secured by the Hyatt Union Square, NY and simultaneously entered into a new mortgage obligation of $55,750, incurring a loss on debt extinguishment of approximately $212. The new mortgage debt bears interest at a variable rate of one month U.S dollar LIBOR plus 2.30% and matures on June 10, 2019. Also on June 10, 2015, we entered into an interest rate cap that matures on June 10, 2019 that effectively limits the interest at 3.00% per annum.  See “Note 7 – Fair Value Measurements and Derivative Instruments” for more information on the interest rate cap.

On April 10, 2015, we repaid in full outstanding mortgage debt with an original principal balance of $38,913 secured by the Courtyard by Marriott, Brookline, MA. The loan was due to mature in July 2015, and we incurred approximately $10 in expense in unamortized deferred financing costs and fees.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Management Agreements

Our wholly-owned TRS, 44 New England, and certain of our joint venture entities engage eligible independent contractors in accordance with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, including Hersha Hospitality Management Limited Partnership (“HHMLP”), as the property managers for hotels it leases from us pursuant to management agreements. HHMLP is owned, in part, by certain executives and trustees of the Company. Our management agreements with HHMLP provide for five-year terms and are subject to early termination upon the occurrence of defaults and certain other events described therein. As required under the REIT qualification rules, HHMLP must qualify as an “eligible independent contractor” during the term of the management agreements. Under the management agreements, HHMLP generally pays the operating expenses of our hotels. All operating expenses or other expenses incurred by HHMLP in performing its authorized duties are reimbursed or borne by our TRS to the extent the operating expenses or other expenses are incurred within the limits of the applicable approved hotel operating budget. HHMLP is not obligated to advance any of its own funds for operating expenses of a hotel or to incur any liability in connection with operating a hotel. Management agreements with other unaffiliated hotel management companies have terms that are consistent with those typically used by other hotel management companies.

For its services, HHMLP receives a base management fee and, if a hotel exceeds certain thresholds, an incentive management fee. The base management fee for a hotel is due monthly and is equal to 3% of gross revenues associated with each hotel managed for the related month. The incentive management fee, if any, for a hotel is due annually in arrears on the ninetieth day following the end of each fiscal year and is based upon the financial performance of the hotels. For the three and six months ended June 30, 2016 and 2015, base management fees incurred totaled $3,584, and $3,676 and $6,609 and $6,376, respectively, and are recorded as Hotel Operating Expenses. For the three and six months ended June 30, 2016 and 2015, we did not incur incentive management fees.

Franchise Agreements

Our branded hotel properties are operated under franchise agreements assumed by the hotel property lessee. The franchise agreements have 10 to 20 year terms, but may be terminated by either the franchisee or franchisor on certain anniversary dates specified in the agreements. The franchise agreements require annual payments for franchise royalties, reservation, and advertising services, and such payments are based upon percentages of gross room revenue. These payments are paid by the hotels and charged to expense as incurred. Franchise fee expenses for the three and six months ended June 30, 2016 and 2015 were $6,753 and $7,642 and $12,647 and $13,231, respectively, and are recorded in Hotel Operating Expenses. The initial fees incurred to enter into the franchise agreements are amortized over the life of the franchise agreements.

Accounting and Information Technology Fees

Each of the wholly-owned hotels and consolidated joint venture hotel properties managed by HHMLP incurs a monthly accounting and information technology fee. Monthly fees for accounting services are between $2 and $3 per property and monthly information technology fees range from $1 to $2 per property. For the three and six months ended June 30, 2016 and 2015, the Company incurred accounting fees of $392 and $361 and $748 and $721,  respectively. For the three and six months ended June 30, 2016 and 2015, the Company incurred information technology fees of $141 and $107 and $231 and $213, respectively. Accounting fees and information technology fees are included in Hotel Operating Expenses.

Capital Expenditure Fees

HHMLP charges a 5% fee on all capital expenditures and pending renovation projects at the properties as compensation for procurement services related to capital expenditures and for project management of renovation projects. For the three and six months ended June 30, 2016 and 2015, we incurred fees of $282 and $236 and $729 and $382,  respectively, which were capitalized with the cost of fixed asset additions.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

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

Hotel Supplies

For the three and six months ended June 30, 2016 and 2015, we incurred charges for hotel supplies of $39 and $96, and $60 and $139,  respectively. For the three and six months ended June 30, 2016 and 2015, we incurred charges for capital expenditure purchases of $432 and $1,434 and $1,314 and $2,794, respectively. These purchases were made from Hersha Purchasing and Design, a hotel supply company owned, in part, by certain executives and trustees of the Company. Hotel supplies are expensed and included in Hotel Operating Expenses on our consolidated statements of operations, and capital expenditure purchases are included in investment in hotel properties on our consolidated balance sheets. Approximately $7 and $1 is included in accounts payable at June 30, 2016 and December 31, 2015, respectively.

Due From Related Parties

The due from related parties balance as of June 30, 2016 and December 31, 2015 was approximately $14,061 and $6,243, respectively. The balances primarily consisted of working capital deposits made to HHMLP and related party service providers.

Due to Related Parties

The balance due to related parties as of June 30, 2016 and December 31, 2015 was approximately $18 and $8,789, respectively. The balances consisted of amounts payable to HHMLP and related party service providers for administrative, management, and benefit related fees.

Hotel Ground Rent

For the three and six months ended June 30, 2016 and 2015, we incurred $892 and $727 and $1,785 and $1,455,  respectively, of rent expense payable pursuant to ground leases related to certain hotel properties.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

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

As of June 30, 2016, the Company’s derivative instruments represented the only financial instruments measured at fair value. Currently, the Company uses derivative instruments, such as interest rate swaps and caps, to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of June 30, 2016 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS (CONTINUED)

Derivative Instruments

							Estimated Fair Value
Hedged Debt	Type	Strike Rate	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2016	December 31, 2015

Courtyard, LA Westside, Culver City, CA	Cap	3.000%	1-Month LIBOR + 3.00%	October 27, 2015	September 29, 2017	35,000	13	19
Hyatt, Union Square, New York, NY	Cap	3.000%	1-Month LIBOR + 2.30%	June 10, 2015	June 10, 2019	55,750	15	136
Hyatt, Union Square, New York, NY*	Cap	2.000%	1-Month LIBOR + 4.19%	April 9, 2013	April 9, 2016	55,000	-	-
Unsecured Term Loan	Swap	0.545%	1-Month LIBOR + 2.35%	November 5, 2012	November 5, 2016	100,000	(29)	84
Unsecured Term Loan	Swap	0.600%	1-Month LIBOR + 2.35%	December 18, 2012	November 5, 2016	50,000	(24)	18
Duane Street Hotel, New York, NY	Swap	0.933%	1-Month LIBOR + 4.50%	February 1, 2014	February 1, 2017	9,071	(24)	(21)
Hilton Garden Inn 52nd Street, New York, NY	Swap	1.152%	1-Month LIBOR + 2.90%	June 1, 2015	February 21, 2017	44,775	(195)	(215)
							$(244)	$21

* On June 10, 2015, we refinanced the debt associated with Hyatt Union Square. As a result, we entered into an interest rate cap with a strike rate of 3.000%. The original interest rate cap matured on April 9, 2016 and was replaced by the aforementioned interest rate cap with a strike rate of 3.000%.

The fair value of certain swaps and our interest rate caps is included in other assets at June 30, 2016 and December 31, 2015 and the fair value of certain of our interest rate swaps is included in accounts payable, accrued expenses and other liabilities at June 30, 2016 and December 31, 2015.

The net change in fair value of derivative instruments designated as cash flow hedges was a gain of $16 and a loss of $65 for the three months ended June 30, 2016 and 2015, respectively, and a loss of $221 and $621 for the six months ended June 30, 2016 and 2015, respectively. These unrealized gains/losses were reflected on our consolidated balance sheet in accumulated other comprehensive income/loss.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate derivative. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $140 and $372, and $319 and $710 of net unrealized gains/losses from accumulated other comprehensive income as an increase/decrease to interest expense for the three and six months ended June 30, 2016 and 2015, respectively. For the next twelve months ending June 30, 2017, the Company estimates that an additional $304 will be reclassified as an increase to interest expense.

Fair Value of Debt

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. The inputs utilized in estimating the fair value of debt are classified in Level 2 of the fair value hierarchy.  As of June 30, 2016, the carrying value and estimated fair value of the Company’s debt were $1,053,790 and $1,053,283, respectively.  As of December 31, 2015, the carrying value and estimated fair value of the Company’s debt were $1,169,377 and $1,170,901, respectively.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

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

On March 17, 2016, the Compensation Committee approved the 2016 Annual Long Term Equity Incentive Program (“2016 Annual EIP”) for the executive officers, pursuant to which the executive officers are eligible to earn equity awards in the form of stock awards or performance share awards issuable pursuant to the 2012 Plan (“LTIP Units”).  LTIP Units are earned under the 2016 Annual EIP based on achieving a threshold, target or maximum level of performance in the performance of RevPAR growth in certain defined areas.  The Company accounts for these grants as performance awards for which the Company assesses the probability of achievement of the performance conditions at the end of each period. As of June 30, 2016,  no shares or LTIP Units have been issued in accordance with the 2012 Plan to the executive officers in settlement of 2016 Annual EIP awards.

The following table is a summary of all unvested LTIP Units issued to executives:

				Units Vested		Unearned Compensation
Issuance Date	LTIP Units Issued	Vesting Period	Vesting Schedule	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
March 30, 2016
(2015 Annual EIP)	183,396	3 years	25%/year (1)	45,847	-	$1,450	$-
March 30, 2015
(2014 Annual EIP)	128,832	3 years	25%/year (1)	64,415	64,415	492	758
December 23, 2014
(2013 Annual EIP) (3)	83,993	3 years	25%/year (1)	55,994	55,994	87	173
December 23, 2014 (3)	258,899	5 years	33% Year 3, 4, 5 (2)	172,599	86,299	1,005	1,553
	655,120			338,855	206,708	$3,034	$2,484

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

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

Stock based compensation expense related to the Annual Long Term Equity Incentive Program of $952 and $934 and $2,362 and $2,130 was incurred during the three and six months ended June, 2016 and 2015, respectively.  Unearned compensation related to the Annual Long Term Equity Incentive Program as of June 30, 2016 and December 31, 2015 was $3,034 and $2,484, respectively.

Compensation related to the grants and amortization of LTIP Units is included in Noncontrolling Interests on the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity.

Multi-Year Long Term Equity Incentive Programs

On March 17, 2016, the Compensation Committee approved the 2016 Multi-Year Long Term Equity Incentive Program (“2016 Multi-Year EIP”). This program has a three-year performance period which commenced on January 1, 2016 and ends December 31, 2018. As of June 30, 2016, no shares or LTIP Units have been issued to the executive officers in settlement of 2016 Multi-Year EIP awards.

The following table is a summary of the approved Multi-Year Long Term Equity Incentive Programs:

				Units Vested		Unearned Compensation
Compensation Committee Approval Date	LTIP Units Issued	LTIP Issuance Date	Performance Period	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
March 17, 2016
(2016 Multi-Year EIP)	-	N/A	1/1/2016 to 12/31/2018	-	-	$1,036	$-
March 18, 2015
(2015 Multi-Year EIP)	-	N/A	1/1/2015 to 12/31/2017	-	-	496	596
April 11, 2014
(2014 Multi-Year EIP)	-	N/A	1/1/2014 to 12/31/2016	-	-	425	567
April 15, 2013
(2013 Multi-Year EIP)	110,849	3/30/2016	1/1/2013 to 12/31/2015	55,424	-	297	385
	110,849			55,424	-	$2,254	$1,548

The shares or LTIP Units issuable under the Multi-Year Long Term Incentive Programs, including the 2016 Multi-Year EIP, are based on the Company’s achievement of a certain level of (1) absolute total shareholder return (37.50% of the award), (2) relative total shareholder return as compared to the Company’s peer group (37.50% of the award), and (3) relative growth in revenue per available room (RevPar) compared to the Company’s peer group (25% of the award).

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

Stock based compensation expense of $343 and $217 and $1,184 and $384 was recorded for the three and six months ended June 30, 2016 and 2015, respectively, for the Multi-Year Long Term Equity Incentive Programs.  Unearned compensation related to the multi-year program as of June 30, 2016 and December 31, 2015, respectively, was $2,254 and $1,548.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Restricted Share Awards

In addition to share based compensation expense related to awards to executives under the Multi-Year and Annual Long Term Equity Incentive Programs, share based compensation expense related to restricted common shares issued to employees of the Company of  $135 and $107 and $256 and $195 was incurred during the three and six months ended June 30, 2016 and 2015, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2016 and December 31, 2015 was $366 and $491, respectively.  The following table is a summary of all unvested share awards issued to employees  under the 2012 Plan and prior equity incentive plans:

					Shares Vested		Unearned Compensation
Original Year of Issuance Date	Original Shares Issued	Range of Share Price on Date of Grant*	Vesting Period	Vesting Schedule	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
2016	6,261	$21.11	2 years	50% /year	497	-	$97	$-
2015	23,492	21.76-28.09	2-4 years	25-50% /year	13,636	600	269	419
2014	11,455	26.00-27.00	2 years	50% /year	11,455	6,619	-	54
2013	11,899	22.56	2-4 years	25-50% /year	11,899	11,199	-	7
2012	13,646	21.12	2-4 years	25-50% /year	13,646	12,445	-	11
Total	66,753				51,133	30,863	$366	$491

*Original share price on date of grants prior to June 22, 2015 was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

Trustees

Annual Retainer

The Compensation Committee approved a program that allows the Company’s trustees to make a voluntary election to receive any portion of the annual cash retainer in the form of common equity valued at a 25% premium to the cash that would have been received.  On March 30, 2016, we issued 5,289 shares which do not fully vest until December 31, 2016.  Compensation expense incurred for the three and six months ended June 30, 2016 and 2015, respectively, was $37 and $23 and $37 and $47. The following table is a summary of all unvested share awards issued to trustees in lieu of an annual cash retainer:

					Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant	Vesting Period	Vesting Schedule	June 30, 2016	December 31, 2015
March 30, 2016	5,289	$21.11	9 months	100%	$74	$-

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 8 – SHARE BASED PAYMENTS (CONTINUED)

Multi-Year Long-Term Equity Incentives

Compensation expense for the Multi-Year Long Term Incentive Programs for the Company’s trustees incurred for the three and six months ended June 30, 2016 and 2015  was $15 and $30 for both periods.  Unearned compensation related to the Multi-Year Long Term Equity Incentive Programs was $90 and $67 as of June 30, 2016 and December 31, 2015, respectively.

The following table is a summary of all unvested share awards issued to trustees under the 2012 Plan and prior equity incentive plans:

				Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Vesting Period	Vesting Schedule	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
March 30, 2016	2,500	3 years	33% /year	-	-	$44	$-
December 30, 2014	2,500	3 years	33% /year	835	835	36	48
December 27, 2013	3,000	3 years	33% /year	2,170	2,170	10	19
				3,005	3,005	$90	$67

Share Awards

Compensation expense related to share awards issued to the Board of Trustees of $319 and $271 was incurred during the three and six months ended June 30, 2016 and 2015, respectively, and is recorded in general and administrative expense on the statement of operations.  Share grants issued to the Board of Trustees are immediately vested.  On June 6, 2016, an aggregate of 17,795 shares were issued to the Board of Trustees at a price per share on the date of grant of $17.96.

Non-employees

The Company issues share based awards as compensation to non-employees for services provided to the Company consisting primarily of restricted common shares.  The Company recorded stock based compensation expense of $72 and $88 and $91 and $137 for the three and six months ended June 30, 2016 and 2015, respectively.  Unearned compensation related to the restricted share awards as of June 30, 2016 and December 31, 2015 was $79 and $90, respectively.  The following table is a summary of all unvested share awards issued to non-employees under the 2012 Plan:

					Shares Vested		Unearned Compensation
Original Issuance Date	Shares Issued	Share Price on Date of Grant*	Vesting Period	Vesting Schedule	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
March 30, 2016	7,500	$21.11	2 years	50% /year	3,750	-	$79	$-
March 27, 2015	7,238	$25.88	2 years	50% /year	7,238	3,762	-	90
Total	14,738				10,988	3,762	$79	$90

*Original share price on date of grants prior to June 22, 2015 was multiplied by four to account for the reverse share split which occurred on June 22, 2015.  See “Note 1 – Basis of Presentation” for more information.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 9 – EARNINGS PER SHARE

The following table is a reconciliation of the income or loss (numerator) and the weighted average shares (denominator) used in the calculation of basic and diluted earnings per common share. The computation of basic and diluted earnings per share is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NUMERATOR:
Basic and Diluted*
Net Income	$114,959	$19,626	$106,540	$15,237
(Income) loss allocated to Noncontrolling Interests	(4,748)	(405)	(4,061)	38
Distributions to Preferred Shareholders	(4,000)	(3,589)	(7,589)	(7,178)
Dividends Paid on Unvested Restricted Shares and LTIP Units	(112)	(112)	(257)	(253)
Extinguishment of Issuance Costs Upon Redemption of Series B Preferred Stock	(4,021)	-	(4,021)	-
Net Income attributable to Common Shareholders	$102,078	$15,520	$90,612	$7,844

DENOMINATOR:
Weighted average number of common shares - basic	43,427,726	48,530,716	43,903,526	49,053,846
Effect of dilutive securities:
Restricted Stock Awards and LTIP Units (unvested)	264,176	299,603	183,458	268,053
Contingently Issued Shares	171,675	213,595	297,985	254,423
Weighted average number of common shares - diluted	43,863,577	49,043,914	44,384,969	49,576,322

*Income (loss) allocated to noncontrolling interest in HHLP has been excluded from the numerator and Common Units and Vested LTIP Units have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.  In addition, potentially dilutive common shares, if any, have been excluded from the denominator if they are anti-dilutive to income (loss) applicable to common shareholders.

HERSHA HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 [UNAUDITED]

[IN THOUSANDS, EXCEPT SHARE/UNIT AND PER SHARE AMOUNTS]

NOTE 10 – CASH FLOW DISCLOSURES AND NON CASH INVESTING AND FINANCING ACTIVITIES

Interest paid during the six months ended June 30, 2016 and 2015 totaled $22,878 and $19,757, respectively. The following non-cash investing and financing activities occurred during 2016 and 2015:

	2016	2015
Common Shares issued as part of the Dividend Reinvestment Plan	$31	$32
Acquisition of hotel properties:
Debt assumed, including premium	14,750	28,902
Deposit paid in prior period towards acquisition which closed in current period	5,000	-
Cash paid for income taxes	669	-
Accrued payables for fixed assets placed into service	467	-
Contribution of fixed assets to joint venture	264,658	-

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

●our ability to obtain future financing arrangements on favorable terms or at all;

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

●decreases in tourism due to geopolitical instability or changes in foreign exchange rates;

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

BACKGROUND

As of June 30, 2016, we owned interests in 55 hotels in major urban gateway markets including New York, Washington DC, Boston, Philadelphia, San Diego, Los Angeles and Miami, including 43 wholly-owned hotels and interests in 12 hotels owned through unconsolidated joint ventures.  We have elected to be taxed as a REIT for federal income tax purposes, beginning with the taxable year ended December 31, 1999. For purposes of the REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must lease our hotels to a third party lessee or to a TRS, provided that the TRS engages an eligible independent contractor to manage the hotels. As of June 30, 2016, we have leased all of our hotels to a wholly-owned TRS, a joint venture owned TRS, or an entity owned by our wholly-owned TRS. Each of these TRS entities will pay qualifying rent, and the TRS entities have entered into management contracts with qualified independent managers, including HHMLP, with respect to our hotels. We intend to lease all newly acquired hotels to a TRS. The TRS structure enables us to participate more directly in the operating performance of our hotels. The TRS directly receives all revenue from, and funds all expenses relating to, hotel operations. The TRS is also subject to income tax on its earnings.

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

SUMMARY OF OPERATING RESULTS

The following table outlines operating results for the Company’s portfolio of wholly owned hotels and those owned through joint venture interests that are consolidated in our financial statements for the three and six months ended June 30, 2016 and 2015.

CONSOLIDATED HOTELS:
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Variance	2016	2015	% Variance

Occupancy	87.9%	87.8%	0.1%	82.5%	83.4%	-0.9%
Average Daily Rate (ADR)	$211.89	$207.76	2.0%	$197.47	$192.66	2.5%
Revenue Per Available Room (RevPAR)	$186.25	$182.39	2.1%	$162.93	$160.65	1.4%

Room Revenues	$113,163	$114,797	-1.4%	$207,635	$200,750	3.4%
Total Revenues	$127,629	$127,000	0.5%	$234,476	$222,688	5.3%

RevPAR for the three and six months ended June 30, 2016 increased 2.1% and 1.4% respectively for our consolidated hotels when compared to the same period in 2015. This increase represents a continued growth trend in RevPAR, which is primarily due to the improving economic conditions since June 30, 2015 and the acquisition of hotel properties consummated in 2015 and 2016 that are accretive to RevPAR.  Results were hindered by ongoing renovations at five of our hotels and new supply which inhibited rate growth in some of our properties in New York City and the South Florida markets.  As mentioned previously, we also contributed seven consolidated hotel properties located in New York City to Owner JV on April 29, 2016.  Consolidated results subsequent to this date will not include the operations of these seven properties.

The following table outlines operating results for hotels we own through an unconsolidated joint venture interest. These operating results reflect 100% of the operating results of the property including our interest and the interests of our joint venture partners and other noncontrolling interest holders.

UNCONSOLIDATED JOINT VENTURES:
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Variance	2016	2015	% Variance

Occupancy	80.3%	72.8%	7.5%	73.7%	70.0%	3.7%
Average Daily Rate (ADR)	$202.53	$175.82	15.2%	$187.18	$165.10	13.4%
Revenue Per Available Room (RevPAR)	$162.65	$127.95	27.1%	$137.92	$115.50	19.4%

Room Revenues	$31,578	$15,939	98.1%	$43,958	$28,621	53.6%
Total Revenues	$38,367	$22,070	73.8%	$55,450	$39,821	39.2%

The increase in occupancy, ADR, RevPAR, room revenues and total revenues for the three and six months ended June 30, 2016 over the same periods in 2015 is primarily driven by the contribution of seven consolidated hotel properties located in New York City to Owner JV on April 29, 2016.  The addition of these seven hotels, located in a market that typically has higher occupancy and ADR then the markets of our existing unconsolidated joint venture hotel properties, contributed $15,244 in total revenue to our unconsolidated joint venture hotel portfolio during the three and six months ended June 30, 2016. For the remainder of our unconsolidated joint venture hotels, despite RevPar growth of 5.5% at our Courtyard South Boston, MA property, our unconsolidated joint venture portfolio’s results were hindered by renovation disruption at one of our hotel properties located in Hartford, CT.

We define a same store consolidated hotel as one that is currently consolidated, that we have owned in whole or in part for the entirety of the periods being presented, and is deemed fully operational.  Based on this definition, for the three and six months ended June 30, 2016 and 2015 there are 38 same store hotels.  The following table outlines operating results for the three and six months ended June 30, 2016 and 2015, for our same store consolidated hotels:

SAME STORE CONSOLIDATED HOTELS:
	(includes 38 hotels in both years)			(includes 38 hotels in both years)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Variance	2016	2015	% Variance

Occupancy	87.7%	86.8%	0.9%	82.3%	82.4%	-0.1%
Average Daily Rate (ADR)	$205.13	$203.14	1.0%	$195.76	$192.72	1.6%
Revenue Per Available Room (RevPAR)	$179.92	$176.25	2.1%	$161.04	$158.78	1.4%

Room Revenues	$92,927	$91,021	2.1%	$166,360	$163,091	2.0%
Total Revenues	$104,809	$102,616	2.1%	$188,464	$184,021	2.4%

Results for the three and six months ended June 30, 2016 compared to 2015 were hindered by ongoing renovations at five of our hotels and new supply which inhibited rate growth in some of our properties in New York City and the South Florida markets.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the three months ended June 30, 2016 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the three months ended June 30, 2016 and 2015.  Hotel operating revenues are recorded for wholly-owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture or other interests that are consolidated in our financial statements.  Hotel operating revenues increased $629, or 0.5%, to $127,629 for the three months ended June 30, 2016 compared to $127,000 for the same period in 2015.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties, continued growth and stabilization of our existing assets, offset by the impact of the hotels contributed to the Cindat joint venture. Acquisitions contributed $16,347 in incremental revenue during the three months ended June 30, 2016 when compared to the same period in 2015, while the contribution of seven hotels to our joint venture with Cindat caused a decrease in revenue by $17,104 during the same period.

Since June 30, 2015, we have acquired interests in five consolidated hotels. The Envoy Hotel, Boston, MA was acquired on July 27, 2016, subsequent to June 30, 2016. These hotels acquired prior to June 30, 2016 contributed the following operating revenues for the three months ended June 30, 2016.

Brand	Location	Acquisition Date	Rooms	Three Months Ended June 30, 2016
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	1,469
Ritz Carlton Georgetown	Washington, DC	December 29, 2015	86	5,616
Sanctuary Beach Resort	Monterey Bay, CA	January 27, 2016	60	1,662
Hilton Garden Inn M Street	Washington, DC	March 8, 2016	238	4,903
			478	$13,650

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the three months ended June 30, 2016 included revenues for a full three months related to the one hotel that was purchased during the three months ended June 30, 2015. We acquired interests in the following hotel during the three months ended June 30, 2015:

Brand	Location	Acquisition Date	Rooms	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$3,193	$496

Offsetting these acquisitions is our contribution of the seven properties to the joint venture with Cindat. These seven hotels contributed the following operating revenues to our consolidated hotel portfolio for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Brand	Location	Disposition Date (Contribution to JV)	Rooms	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Hampton Inn Herald Square	New York, NY	April 29, 2016	136	723	2,945
Hampton Inn Chelsea	New York, NY	April 29, 2016	144	843	3,245
Hampton Inn Times Square	New York, NY	April 29, 2016	184	938	3,969
Holiday Inn Express Times Square	New York, NY	April 29, 2016	210	1,079	4,529
Candlewood Suites Times Square	New York, NY	April 29, 2016	188	905	3,686
Holiday Inn Express Water Street	New York, NY	April 29, 2016	112	517	2,079
Holiday Inn Wall Street	New York, NY	April 29, 2016	113	510	2,166
			1,087	$5,515	$22,619

Expenses

Total hotel operating expenses increased 2.8% to approximately $65,900 for the three months ended June 30, 2016 from $64,134 for the three months ended June 30, 2015.  Offsetting increases in operating expenses due to hotel properties acquired in our existing portfolio was a decrease of approximately $7,189 in operating expenses recognized for the seven properties we contributed to the joint venture with Cindat for the three months ended June 30, 2016 compared to June 30, 2015. Depreciation and amortization increased by 0.9%, or $167, to $18,495 for the three months ended June 30, 2016 from $18,328 for the three months ended June 30, 2015. The increase in depreciation and amortization was partially offset by a decrease of $1,139 in depreciation and amortization recorded for the seven hotel properties contributed to the joint venture with Cindat for the three months ended June 30, 2016 compared to June 30, 2015. Real estate and personal property tax and property insurance decreased $273, or 3.3%, for the three months ended June 30, 2016 when compared to the same period in 2015.  This was primarily attributable to a decrease of $1,856 in real estate and property insurance recognized for the seven hotel properties contributed to the joint venture with Cindat for the three months ended June 30, 2016 compared to June 30, 2015.  We otherwise typically experience increases in tax assessments and tax rates as the economy improves which are offset by reductions resulting from our management of this expense.

General and administrative expense increased by 19.0%, or approximately $1,032, from $5,423 in the three months ended June 30, 2015 to $6,455 for the same period in 2016.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expenses related to share based compensation increased $218 when comparing the three months ended June 30, 2016 to the same period in 2015.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our share based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs decreased $135 from $190 for the three months ended June 30, 2015 to $55 for the same period in 2016.

Operating Income

Operating income for the three months ended June 30, 2016 was $27,977 compared to operating income of $30,006 during the same period in 2015. Operating income was negatively impacted by the dispositions of the hotel properties noted above.

Interest Expense

Interest expense increased $593 from $10,688 for the three months ended June 30, 2015 to $11,281 for the three months ended June 30, 2016. Our borrowings have increased in total between June 30, 2015 and June 30, 2016, as we have entered into a Second Term Loan and also have increased draws from our Line of Credit primarily for acquisitions and to repay secured mortgage indebtedness. We used our Credit Facility and Second Term Loan to pay down mortgage debt which bore a higher interest rate of interest, which partially offset the increase in interest expense.  A partial amount of our consolidated mortgage debt, Line of Credit outstanding draws and a partial amount of our First Term Loan were all repaid with proceeds from the disposition and simultaneous contribution of seven hotel properties to the joint venture with Cindat.  This reduced our interest expense for the period from April 29, 2016 to June 30, 2016.

Gain on Disposition of Hotel Properties

During the three months ended June 30, 2016, the Company recorded a gain of $95,276 related to the Cindat joint venture transaction and the sale of the Hyatt Place, King of Prussia, PA. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for more information about the joint venture with Cindat.

Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $995 to $1,521 for the three months ended June 30, 2016 compared to income of $526 during the same period in 2015 due to the income we recognized on our preferred equity interest in the joint venture with Cindat.

Income Tax Benefit

During the three months ended June 30, 2016, the Company recorded an income tax benefit of $3,070 compared to an income tax benefit of $109 for the three months ended June 30, 2015.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the three months ended June 30, 2016 was $102,190 compared to income of $15,632 during the same period in 2015.  This increase in net income was primarily caused by the gain of $95,276 realized on the Cindat joint venture transaction and the sale of Hyatt Place, King of Prussia, PA, offset by a decrease in net operating income due to the loss of contributions from hotel properties that were sold.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the three months ended June 30,

Comprehensive income attributable to common shareholders for the three months ended June 30, 2016 was $102,206 compared to comprehensive income of $15,567 for the same period in 2015. For the three months ended June 30, 2016, we recorded comprehensive income of $114,975 compared to $19,561 for the three months ended June 30, 2015. The increase in other comprehensive income was primarily due to the $95,333 increase in net income.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(dollars in thousands, except ADR, RevPAR, and per share data)

Revenue

Our total revenues for the six months ended June 30, 2016 consisted of hotel operating revenues and other revenue.  Hotel operating revenues were approximately 100% of total revenues for the six months ended June 30, 2016 and 2015.  Hotel operating revenues are recorded for wholly owned hotels that are leased to our wholly owned TRS and hotels owned through joint venture interests that are consolidated in our financial statements.  Hotel operating revenues increased $11,788, or 5.3%, to $234,476 for the six months ended June 30, 2016 compared to $222,688 for the same period in 2015.  This increase in hotel operating revenues was primarily attributable to the acquisition of hotel properties consummated during or subsequent to the six months ended June 30, 2015 and the continued growth and stabilization of our existing assets offset by the impact of the hotels contributed to the joint venture with Cindat. Acquisitions contributed $25,946 in incremental revenue during the six months ended June 30, 2016 when compared to the same period in 2015, while the contribution of seven hotels to our joint venture with Cindat caused a decrease in revenue by $17,912 during the same period.

Since June 30, 2015, we have acquired interests in five consolidated hotels. The Envoy Hotel, Boston, MA was acquired on July 27, 2016, subsequent to June 30, 2016. These hotels acquired prior to June 30, 2016 contributed the following operating revenues for the six months ended June 30, 2016.

Brand	Location	Acquisition Date	Rooms	Six Months Ended June 30, 2016
TownePlace Suites	Sunnyvale, CA	August 25, 2015	94	2,898
Ritz Carlton Georgetown	Washington, DC	December 29, 2015	86	9,383
Sanctuary Beach Resort	Monterey Bay, CA	January 27, 2016	60	2,564
Hilton Garden Inn M Street	Washington, DC	March 8, 2016	238	6,132
			478	$20,977

Revenues for all hotels were recorded from the date of acquisition as hotel operating revenues. Further, hotel operating revenues for the six months ended June 30, 2016 included revenues for a full six months related to the one hotel that was purchased during the six months ended June 30, 2015. We acquired interests in the following hotel during the six months ended June 30, 2015:

Brand	Location	Acquisition Date	Rooms	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
St. Gregory Hotel	Washington, DC	June 16, 2015	155	$5,464	$496

Offsetting these acquisitions is our contribution of the seven properties to the joint venture with Cindat. These seven hotels contributed the following operating revenues to our consolidated hotel portfolio for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Brand	Location	Disposition Date (Contribution to JV)	Rooms	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Hampton Inn Herald Square	New York, NY	April 29, 2016	136	2,175	4,786
Hampton Inn Chelsea	New York, NY	April 29, 2016	144	2,626	5,186
Hampton Inn Times Square	New York, NY	April 29, 2016	184	3,029	6,302
Holiday Inn Express Times Square	New York, NY	April 29, 2016	210	3,720	7,189
Candlewood Suites Times Square	New York, NY	April 29, 2016	188	3,028	5,836
Holiday Inn Express Water Street	New York, NY	April 29, 2016	112	1,773	3,297
Holiday Inn Wall Street	New York, NY	April 29, 2016	113	1,758	3,425
			1,087	$18,109	$36,021

Expenses

Total hotel operating expenses increased 8.3% to approximately $131,618 for the six months ended June 30, 2016 from $121,489 for the six months ended June 30, 2015. Consistent with the increase in hotel operating revenues, hotel operating expenses increased primarily due to the acquisitions consummated since June 30, 2015, as mentioned above. The acquisitions also resulted in an increase in depreciation and amortization of 5.4%, or $1,974, to $38,555 for the six months ended June 30, 2016 from $36,581 for the six months ended June 30, 2015. Real estate and personal property tax and property insurance increased $613, or 3.7%, for the six months ended June 30, 2016 when compared to the same period in 2015. This increase is due to an overall increase in tax assessments and tax rates as the economy improves, but was partially offset by reductions resulting from our management of this expense. With the disposition of the hotels contributed to the joint venture with Cindat, hotel operating expenses, depreciation and amortization, and real estate and property insurance decreased by $7,401, $1,871 and $1,357, respectively.

General and administrative expense increased 21.3%, or by approximately $2,085, from $9,770 in the six months ended June 30, 2015 to $11,855 for the same period in 2016.  General and administrative expense includes expense related to non-cash share based payments issued as incentive compensation to the Company’s trustees, executives, and employees.  Expense related to share based compensation increased $1,085 when comparing the six months ended June 30, 2016 to the same period in 2015. This increase in share based compensation expense is primarily related to the issuance of share awards under the 2013 Multi-Year LTIP during the six months ended June 30, 2016 as the performance period ended December 31, 2015.  Please refer to “Note 8 – Share Based Payments” of the notes to the consolidated financial statements for more information about our stock based compensation.

Amounts recorded on our consolidated statement of operations for acquisition and terminated transaction costs will fluctuate from period to period based on our acquisition activities.  Acquisition and terminated transaction costs typically consist of transfer taxes, legal fees and other costs associated with acquiring a hotel property and transactions that were terminated during the year. Acquisition and terminated transaction costs increased $1,255 from $308 for the six months ended June 30, 2015 to $1,563 for the same period in 2016. The costs incurred in 2016 were primarily related to our acquisition of the Sanctuary Beach Resort, Marina, CA, and the Hilton Garden Inn M Street in Washington, DC, while the costs incurred in 2015 primarily related to our acquisition of St. Gregory Hotel in Washington, DC.  Also included in acquisition and terminated transactions costs are charges related to transactions that were terminated during the period.

Operating Income

Operating income for the six months ended June 30, 2016 was $32,095 compared to operating income of $36,647 during the same period in 2015. Operating income was negatively impacted by the dispositions of the hotel properties noted above.

Interest Expense

Interest expense increased $2,179 from $21,323 for the six months ended June 30, 2015 to $23,502 for the six months ended June 30, 2016. The increase in interest expense is primarily due to increased borrowings drawn on our unsecured credit facilities and increased mortgage payables.  As mentioned previously, we paid down approximately $289,133 in consolidated mortgage and credit facility debt with proceeds of the disposition and simultaneous contribution of seven hotel properties to the joint venture with Cindat.  This reduced interest expense for the period from April 29, 2016 to June 30, 2016.

Gain on Disposition of Hotel Properties

During the six months ended June 30, 2016, the Company recorded a gain of $95,276 related to the Cindat joint venture transaction and the sale of the Hyatt Place, King of Prussia, PA. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for more information about the Cindat joint venture.

 Unconsolidated Joint Venture Investments

The income from unconsolidated joint ventures consists of our interest in the operating results of the properties we own in joint ventures. Income from our unconsolidated joint ventures increased by $1,055 to $1,307 for the six months ended June 30, 2016 compared to $252 during the same period in 2015, due to the income we recognized on our preferred equity interest in the Cindat joint venture, and by improvements in the markets of the hotels owned by our unconsolidated joint venture investments, particularly the Boston market where two of these hotels are located.

Income Tax Benefit

During the six months ended June 30, 2016, the Company recorded an income tax benefit of $3,070 compared to an income tax benefit of $109 for the six months ended June 30, 2015.

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders for the six months ended June 30, 2016 was $90,869 compared to income of $8,097 during the same period in 2015.  This increase in net income was primarily caused by the gain of $95,276 realized on the Cindat joint venture transaction and the sale of the Hyatt Place, King of Prussia, PA. Please refer to “Note 3 – Investment in Unconsolidated Joint Ventures” of the notes to the consolidated financial statements for more information about the Cindat joint venture.

Comprehensive Income Attributable to Common Shareholders

Comprehensive income attributable to common shareholders for the six months ended June 30, 2016 was $90,648 compared to comprehensive income of $7,476 for the same period in 2015. This amount was primarily attributable to net income offset by gains on disposition of hotel properties as more fully described above. For the six months ended June 30, 2016, we recorded comprehensive income of $106,319 compared to $14,616 of comprehensive income for the six months ended June 30, 2015.  The increase in comprehensive income was primarily due to the $91,303 increase in net income.

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

In addition, our mortgage indebtedness contains various financial and non-financial covenants customarily found in secured, nonrecourse financing arrangements. If the specified criteria are not satisfied, the lender may be able to escrow cash flow generated by the property securing the applicable mortgage loan. We have determined that certain debt service coverage ratio covenants contained in the loan agreements securing two of our hotel properties were not met as of June 30, 2016. Pursuant to the loan agreements, certain lenders have elected to escrow the operating cash flow for these properties. However, these covenants do not constitute an event of default for these loans. Future deterioration in market conditions could cause restrictions in our access to the cash flow of additional properties.

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

As of June 30, 2016, the outstanding balance under the First Term Loan was $210,520, under the Second Term Loan was $300,000 and we had no outstanding borrowings under the Line of Credit. As of June 30, 2016, our remaining borrowing capacity under the Credit Facility and Second Term Loan was $246,710 which is based on certain operating metrics of unencumbered hotel properties designated as borrowing base assets. We intend to repay indebtedness incurred under the Credit Facility and the Second Term Loan out of cash flow and from the proceeds of issuances of additional common and preferred shares and potentially other securities and from proceeds from dispositions.

We will continue to monitor our debt maturities to manage our liquidity needs. However, no assurances can be given that we will be successful in refinancing all or a portion of our future debt obligations due to factors beyond our control or that, if refinanced, the terms of such debt will not vary from the existing terms. As of June 30, 2016, we have $92,807 of indebtedness maturing on or before December 31, 2016. We currently expect that cash requirements for all debt that is not refinanced by our existing lenders for which the maturity date is not extended will be met through a combination of cash on hand, refinancing the existing debt with new lenders, draws on the Line of Credit and the issuance of our securities.

In addition to the incurrence of debt and the offering of equity securities, dispositions of property or investment from a joint venture partner may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets, as evidenced by our recently completed transaction involving the Cindat JV Properties, or from sales of non-core hotels in secondary and tertiary markets.  Capital from these types of transactions is intended to be redeployed into high growth acquisitions, share buybacks, or to pay down existing debt.

Common Share Repurchase Plan

In October 2015, our Board of Trustees authorized a new share repurchase program for up to $100,000 of common shares which commenced upon the completion of the previous program. The new program will expire on December 31, 2016 unless extended by the Board of Trustees. We may seek Board of Trustees approval to increase the 2016 authorization. For the six months ended June 30, 2016, the Company repurchased 2,072,007 common shares for an aggregate purchase price of $39,127. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.

Acquisitions

During the six months ended June 30, 2016, we acquired the following wholly-owned hotel properties:

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

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and requires us to raise additional capital in order to grow our business and acquire additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional equity capital on terms acceptable to us, if at all. In addition, we cannot guarantee that we will continue to make distributions to our shareholders at the current rate or at all. Due to the seasonality of our business, cash provided by operating activities fluctuates significantly from quarter to quarter. However, we believe that, based on our current estimates, which include the addition of cash from operations provided by hotels acquired during 2016, our cash provided by operating activities will be sufficient over the next 12 months to fund the payment of our dividend at its current level. However, our Board of Trustees continues to evaluate the dividend policy in the context of our overall liquidity and market conditions and may elect to reduce or suspend these distributions.  Net cash provided by operating activities for the six months ended June 30, 2016 was $42,697 and cash used for the payment of distributions and dividends for the six months ended June 30, 2016 was $35,474.

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

Spending on capital improvements during the six months ended June 30, 2016 increased when compared to spending on capital improvements during the six months ended June 30, 2015. During the six months ended June 30, 2016, we spent $18,276 on capital expenditures to renovate, improve or replace assets at our hotels. This compares to $12,168 during the same period in 2015. These capital expenditures were undertaken to comply with brand mandated improvements and to initiate projects that we believe will generate a return on investment to take advantage of the continuing recovery in the lodging sector.

In addition to capital reserves required under certain loan agreements and capital expenditures to renovate, improve or replace assets at our hotels, we have opportunistically engaged in hotel development projects. During the six months ended June 30, 2016, we spent $0 on hotel development projects compared to $916 during the same period of 2015.

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

CASH FLOW ANALYSIS

(dollars in thousands, except per share data)

Comparison of the Six Months Ended June 30, 2016 and 2015

Net cash provided by operating activities decreased $9,590 from $52,287 for the six months ended June 30, 2015 to $42,697 for the comparable period in 2016. Net income, adjusted for non-cash items reflected in the statement of cash flows for the six months ended  June 30, 2016 and 2015, decreased by $2,820 for the six months ended June 30, 2016 when compared to 2015 partially driven by the disposition and subsequent contribution of seven hotel properties located in New York City to an unconsolidated joint venture with Cindat. Further, a net decrease in working capital assets provided additional cash from operating activities.

Net cash provided by investing activities for the six months ended June 30, 2016 was $301,486 compared to net cash used in investing activities of $46,627 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we received $428,811 in proceeds from contributions of seven hotel properties to the Cindat joint venture and disposed of one additional hotel property for $12,446.  We did not have similar transactions during the six months ended June 30, 2015.  Offsetting these sources of funds were $126,245 for the purchase of two hotel properties during the six months ended June 30, 2016 compared to $33,511 for the purchase of one hotel property during the six months ended June 30, 2015.

Net cash used in financing activities for the six months ended June 30, 2016 was $136,036 compared to net cash provided by financing activities for the six months ended June 30, 2015 of $826. This is primarily due to $131,190 in repayments in borrowings under the line of credit, unsecured term loan and mortgages payable from proceeds from the disposition of seven hotel properties to the Cindat joint venture during the six months ended June 30, 2016.  During the six months ended June 30, 2015, we received proceeds from borrowings under the line of credit of $128,500 and repayments of mortgages payable of $121,113 during the same period in 2015.  In addition, we redeemed our Series B Preferred Shares in June 2016 for $115,000.  Offsetting this was approximately $186,010 in proceeds from our Series D Preferred Shares offering.   In addition, dividends and distributions payable decreased $646 during the six months ended June 30, 2016, compared to 2015, due to the reduction of dividends paid on common shares due to our common share repurchases, but offset by the increase in dividends paid on common shares as a result of our Series D Preferred Shares offering.

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

The following table reconciles FFO for the periods presented to the most directly comparable GAAP measure, net income, for the same periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income applicable to common shareholders	$102,190	$15,632	$90,869	$8,097
Income allocated to noncontrolling interest	4,748	405	4,061	(38)
Income from unconsolidated joint ventures	(1,521)	(526)	(1,307)	(252)
Gain on disposition of hotel properties	(95,276)	-	(95,276)	-
Depreciation and amortization	18,495	18,328	38,555	36,581
Funds from consolidated hotel operations applicable to common shareholders and Common Units	28,636	33,839	36,902	44,388

Income from unconsolidated joint ventures	1,521	526	1,307	252
Depreciation and amortization of purchase price in excess of historical cost (1)	(91)	121	29	241
Interest in depreciation and amortization of unconsolidated joint ventures (2)	3,434	1,680	4,711	2,773
Funds from unconsolidated joint ventures operations applicable to common shareholders and Common Units	4,864	2,327	6,047	3,266

Funds from Operations applicable to common shareholders and Common Units	$33,500	$36,166	$42,949	$47,654

Weighted Average Common Shares and Common Units
Basic	43,427,726	48,530,716	43,903,526	49,053,846
Diluted	46,047,585	50,940,423	46,505,229	51,443,025

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

Revenue Recognition

Approximately 100% of our revenues are derived from hotel room revenues and revenue from other hotel operating departments. We directly recognize revenue and expense for all consolidated hotels as hotel operating revenue and hotel operating expense when earned and incurred. These revenues are recorded net of any sales or occupancy taxes collected from our guests. All revenues are recorded on an accrual basis, as earned. We participate in frequent guest programs sponsored by the brand owners of our hotels and we expense the charges associated with those programs, as incurred.

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

As of June 30, 2016, based on our analysis, we have determined that the estimated future cash flow of each of the properties in our portfolio is sufficient to recover its carrying value.

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

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold a percentage of the shares issuable upon settlement of an award up to the maximum individual statutory tax rate without causing the award to be classified as a  liability. The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company on January 1, 2018.  Early adoption is permitted, but not prior to the original effective date of January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company continues to evaluate this standard and the impact it will have, if any, on our ongoing financial reporting.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk (in thousands, except per share data)

Our primary market risk exposure is to changes in interest rates on our variable rate debt. As of June 30, 2016, we are exposed to interest rate risk with respect to variable rate borrowings under our Credit Facility and Second Term Loan and certain variable rate mortgages and notes payable. As of June 30, 2016, we had total variable rate debt outstanding of $574,318 with a weighted average interest rate of 2.84%. The effect of a 100 basis point increase or decrease in the interest rate on our variable rate debt outstanding as of June 30, 2016 would be an increase or decrease in our interest expense for the three and six months ended June 30, 2016 of $1,645 and $3,388.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We have also entered into derivative financial instruments such as interest rate swaps or caps, and in the future may enter into treasury options or locks, to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of June 30, 2016, we have an interest rate cap related to debt on the Hyatt Union Square, New York, NY and Courtyard, LA Westside, Culver City, CA, and we have four interest rate swaps related to debt on the Duane Street Hotel, New York, NY, Hilton Garden Inn, 52nd Street, New York, NY and portions of our First Term Loan. We do not intend to enter into derivative or interest rate transactions for speculative purposes.

As of June 30, 2016, approximately 54% of our outstanding consolidated long-term indebtedness is subject to fixed rates or effectively capped, while 46% of our outstanding long term indebtedness is subject to floating rates, including borrowings under our Credit Facility and Second Term Loan.

Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but such changes have no impact on interest expense incurred. If interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2016 to be approximately $1,043,828 and a 100 basis point decrease in market interest rates would cause the fair value of our fixed-rate debt outstanding at June 30, 2016 to be approximately $1,063,134.

We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. For debt obligations outstanding as of June 30, 2016, the following table presents expected principal repayments and related weighted average interest rates by expected maturity dates:

	2016	2017	2018	2019	2020	Thereafter	Total

Fixed Rate Debt	$92,719	$177,352	$839	$151,088	$1,176	$59,602	$482,776
Weighted Average Interest Rate	4.35%	3.62%	3.61%	5.31%	5.31%	5.31%	4.59%

Floating Rate Debt	$88	$61,049	$1,076	$160,557	$300,000	$51,548	$574,318
Weighted Average Interest Rate	2.84%	2.80%	2.80%	2.81%	3.45%	2.81%	2.90%

	$92,807	$238,401	$1,915	$311,645	$301,176	$111,150	$1,057,094

Line of Credit Facility	$-	$-	$-	$-	$-	$-	$-
Weighted Average Interest Rate	-	-	2.90%	-	-	-	2.90%
	$92,807	$238,401	$1,915	$311,645	$301,176	$111,150	$1,057,094

Item 4.Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2016.

There were no changes to the Company’s internal controls over financial reporting during the three months ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

None.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following is a table summary of our common share repurchases during the six months ended June 30, 2016 under the $100 million repurchase program authorized by our Board of Trustees in October 2015.  This share repurchase program will expire on December 31, 2016.  All such common shares were repurchased pursuant to open market transactions.

Issuer Purchases of Common Shares

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1 to January 31, 2016	-	$	N/A	N/A	$72,053
February 1 to February 29, 2016	116,157		19.87	116,157	69,745
March 1 to March 31, 2016	100		20.00	116,257	69,743
April 1 to April 30, 2016	490,464		19.78	606,721	60,042
May 1 to May 31, 2016	811,511		19.46	1,418,232	44,246
June 1 to June 30, 2016	653,775		17.25	2,072,007	32,969

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit No.
3.1

Articles of Amendment and Restatement of the Declaration of Trust of Hersha Hospitality Trust, as amended and supplemented (incorporated by reference to Exhibit 3.1 to Hersha Hospitality Trust's Quarterly Report filed on Form 10-Q on March 31, 2013 as supplemented  by the Articles of Amendment filed on Exhibit 3.1 to Hersha Hospitality Trust's Current Report on Form 8-K on May 10, 2016 and as further supplemented by the Articles Supplementary filed as Exhibit 3.2 to Hersha Hospitality Trust's Registration Statement on Form 8-A filed on May 27, 2016.

10.1

Amended and Restated Operating Agreement of Cindat Hersha Owner JV LLC, dated as of April 29, 2016, by and between Cindat Manhattan Hotel Portfolio (US) LLC and HCIN NYC Owner, LLC (incorporated by reference to Exhibit 10.1 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on May 5, 2016).

10.2

Amended and Restated Operating Agreement of Cindat Hersha Lessee JV LLC, dated as of April 29, 2016, by and between Cindat Manhattan Hotel Portfolio (US) LLC and HCIN NYC Lessee, LLC (incorporated by reference to Exhibit 10.2 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on May 5, 2016).

10.3

Term Loan Agreement, dated as of April 29, 2016, between HCIN Maiden Hotel Associates, LLC, HCIN Water Street Associates, LLC, HCIN Chelsea Grand East Associates, LLC, HCIN Herald Square Associates, LLC, HCIN Duo Three Associates, LLC, HCIN Duo Two Associates, LLC and HCIN Duo One Associates, LLC, as borrower, HCIN Maiden Hotel Lessee, LLC, HCIN Water Street Lessee, LLC, HCIN Chelsea Grand East Lessee, LLC, HCIN Herald Square Lessee, LLC, HCIN Duo Three Lessee, LLC, HCIN Duo Two Lessee, LLC and HCIN Duo One Lessee, LLC, as operating lessee, Natixis Real Estate Capital LLC, as Lender, Compass Bank, as documentation agent, and Manufacturers and Traders Trust Company, as syndication agent (incorporated by reference to Exhibit 10.3 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on May 5, 2016).

10.4

Project Loan Agreement, dated as of April 29, 2016, between HCIN Maiden Hotel Associates, LLC, HCIN Water Street Associates, LLC, HCIN Chelsea Grand East Associates, LLC, HCIN Herald Square Associates, LLC, HCIN Duo Three Associates, LLC, HCIN Duo Two Associates, LLC and HCIN Duo One Associates, LLC, as borrower, HCIN Maiden Hotel Lessee, LLC, HCIN Water Street Lessee, LLC, HCIN Chelsea Grand East Lessee, LLC, HCIN Herald Square Lessee, LLC, HCIN Duo Three Lessee, LLC, HCIN Duo Two Lessee, LLC and HCIN Duo One Lessee, LLC, as operating lessee, Natixis Real Estate Capital LLC, as Lender, Compass Bank, as documentation agent, and Manufacturers and Traders Trust Company, as syndication agent (incorporated by reference to Exhibit 10.4 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on May 5, 2016).

10.5

Mezzanine Loan Agreement, dated as of April 29, 2016, between Cindat Hersha Owner JV Associates, LLC, as Borrower, Cindat Hersha Lessee JV Associates, LLC, as Operating Lessee Owner, and Hersha Mezz Gap Lender, LLC, as Lender (incorporated by reference to Exhibit 10.5 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on May 5, 2016).

10.6

Eighth Amendment to the Agreement of Limited Partnership of Hersha Hospitality Limited Partnership (incorporated by reference to Exhibit 1.1 to Hersha Hospitality Trust’s Current Report on Form 8-K filed on May 27, 2016).

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

HERSHA HOSPITALITY TRUST

July 28, 2016	/s/ Ashish R. Parikh
Ashish R. Parikh
Chief Financial Officer